Form 10-K405
period 1994-12-31
NATURES SUNSHINE PRODUCTS INC
filed 1995-03-28
CIK 275053

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended          December 31, 1994
                           --------------------------------------------

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from        N/A        to          N/A
                               ----------------      -----------------
Commission File Number                      0-8707
                      ------------------------------------------------

                        NATURE'S SUNSHINE PRODUCTS, INC.
- -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             UTAH                                      87-0327982
- -----------------------------------          ----------------------------------
  (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

       75 EAST 1700 SOUTH, PROVO, UTAH                 84606
- -------------------------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number including area code:    (801) 342-4407
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
   -------------------               -----------------------------------------
          NONE                                        NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, without par value
                         -------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x     No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 20, 1995 was approximately $104,000,000.

     The number of shares of Common Stock, without par value, outstanding on March 20, 1995 was 12,275,343 shares.

Documents Incorporated by Reference:

     Proxy Statement for May 15, 1995 Annual Meeting of Shareholders (Part III of this Report).

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

     GENERAL DEVELOPMENT OF BUSINESS

     The Registrant was incorporated in Utah in 1976 under the name of Amtec Industries. In 1982, the Registrant, by an amendment to its articles of incorporation, changed its name to Nature's Sunshine Products, Inc. Executive offices are located at 75 East 1700 South, Provo, Utah 84606.

     Nature's Sunshine Products, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company") is primarily engaged in the manufacturing and marketing of nutritional and personal care products. The Company sells its products to a sales force of independent distributors who use the products themselves or resell them to other distributors or consumers.

     The Company markets its products directly in the United States, Mexico, Canada, Colombia, United Kingdom, Venezuela, Japan, Brazil, Costa Rica and Malaysia. The Company also exports its products to numerous other countries, including Australia, New Zealand, Norway and the Philippines.

     FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company is principally engaged in one line of business, i.e., the sale of health-related nutritional and personal care products. Information, for each of the Company's last three fiscal years, with respect to the amounts of revenue from sales to unaffiliated customers, operating profit or loss and identifiable assets of this segment is set forth under Item 6 of this Report and such information is incorporated by this reference and made a part hereof.

     NARRATIVE DESCRIPTION OF BUSINESS

     Since 1972, the principal business of the Company and its predecessors has been the manufacture and sale of nutritional and personal care products. The Company's nutritional products include herbs, vitamins, beverages, diet and weight loss plans, and mineral and food supplements. Personal care products include natural skin, hair and beauty care products. The Company also sells a line of homeopathic remedies as well as other products. Additional information with respect to the Company's business is set forth below:

     PRODUCTS AND MANUFACTURING

     The Company is engaged in the manufacture and distribution of nutritional and personal care products which are primarily sold directly through independent distributors who sell the Company's products directly to consumers, other distributors, or use the products themselves. The Company purchases herbs and other raw materials in bulk, and after quality control testing, encapsulates, tabulates or concentrates them, and then packages them for shipment. Most of the Company's products are manufactured at its facilities in Spanish Fork, Utah. Certain of the

Company's personal care products are manufactured for the Company, in accordance with its specifications and standards, by contract manufacturers. The Company has implemented stringent quality control procedures to verify that the contract manufacturers have complied with its specifications and standards.

     DISTRIBUTION AND MARKETING

     The Company endeavors to attract independent distributors who will effectively explain and market the Company's products, through direct selling techniques to consumers and attract and sponsor other distributors. The Company attempts to maintain a high level of motivation, morale and enthusiasm among its independent distributors through a combination of high quality competitively priced products, product support, financial incentives, sales conventions, automobile allowances, health insurance, travel programs and a variety of training programs, publications and promotional materials.

     The Company's domestic product sales are shipped directly from its manufacturing facilities located in Spanish Fork, Utah, as well as from its regional warehouses located in Columbus, Ohio; Dallas, Texas and Atlanta, Georgia. Each subsidiary operation is responsible to maintain an adequate inventory to supply its customers. Demand for the Company's products is created principally by approximately 212,000 active members (at December 31, 1994) of the Company's independent distributor sales force. A person who wishes to join the Company's independent sales force begins as a "Distributor". One can become a Distributor only by applying to the Company under the sponsorship of someone who is already a member of the independent sales force. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may be appointed to "Manager" status. Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities.

     The Company primarily sells its products to Managers who numbered approximately 8,400 at December 31, 1994. Managers resell the products they purchase from the Company to the Distributors in their sales group, to consumers or use the products themselves. Many Distributors sell on a part-time basis to friends or associates or consume the Company's products themselves.

     For domestic sales, the Company generally sells its product on a cash or credit card basis. For certain of the Company's international operations, the Company uses independent distribution centers and offers credit terms consistent with industry standards.

     The Company pays its Managers sales commissions ("overrides") and cash discounts based upon the amount of personal product purchases as well as their sales group volume. Reference is made to Item 8 contained herein for the total commissions and discounts ("Volume Incentives") paid by the Company for the years ended December 31, 1992 through 1994. In addition, Managers who qualify by reason of sustaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, medical and dental insurance and travel. The Company's marketing personnel travel extensively throughout the year directing seminars in areas where distributors are located.

     SOURCE AND AVAILABILITY OF RAW MATERIALS

     Raw materials used in the manufacture of the Company's products are available from a number of suppliers, and the Company has not experienced any major difficulty in obtaining adequate sources of supply. The Company attempts to assure the availability of many of its raw materials by contracting for its annual requirements in advance. In the past, the Company has found alternative sources of supply of raw materials when needed, and therefore, believes it will be able to do so in the future.

     TRADEMARKS AND TRADE NAMES

     The Company has obtained trademark registrations of its basic trademarks, "Nature's Sunshine", and the landscape logo for all of its product lines, as well as the trademark "Nature's Spring" for its water purifier. The Company also owns numerous trademark registrations in the United States and in many foreign countries.

     SEASONALITY

     The business of the Company does not reflect significant seasonality.

     WORKING CAPITAL ITEMS

     The Company maintains a substantial inventory of raw materials and finished products to meet the delivery requirements of its independent distributors.

     DEPENDENCE UPON CUSTOMERS

     The Company is not dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on its business.

     BACKLOG

     Orders for the Company's products are typically shipped within 24 hours after receipt so that there is no significant amount of backlog at any given time.

     GOVERNMENT CONTRACTS

     The Company is not a party to any contracts with the government which may be subject to renegotiation or termination.

     COMPETITION

     The Company's products are sold in domestic and foreign markets in competition with companies, some of which have greater sales volumes and financial resources than the Company, and which sell brands that are, through advertising and promotions, better known to consumers. The Company competes in the health-related nutritional and personal care industry against companies which sell heavily advertised and promoted products through retail stores as well as against other direct selling companies. For example, the Company competes against numerous large manufacturers and retailers of nutritional and personal care products which are distributed through supermarkets, department stores, drug stores, health food stores, beauty salons, etc. In addition to its competition with these manufacturers and retailers, the Company competes for product sales and independent distributors with many other direct sales companies including Shaklee, Amway, Avon, Mary Kay and Nu Skin.

     The Company is one of the world's largest distributors of encapsulated and tableted herbal products. The principal competitors in the encapsulated, tableted herbal market include Herbalife (California), Nature's Herbs (Utah), Nature's Way (Utah) and Sunrider (California).

     The Company believes that the principal methods of competition in the direct sales marketing of nutritional and personal care products are brand name, price and quality. In addition, the recruitment, training, financial and travel incentives for the independent sales force are important factors.

     RESEARCH AND DEVELOPMENT

     The Company conducts its research and development activities at its manufacturing facilities located in Spanish Fork, Utah. Principal emphasis of the Company's research and development activities is the development of new products and improvement of existing products for domestic and foreign markets. The amount excluding capital expenditures spent during each of the last three years on Company sponsored research and development activities was approximately $800,000 , $648,000 and $509,000, in 1994, 1993, and 1992, respectively. The
Company has no customer sponsored research.

     COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

     The nature of the Company's business has not required any material capital expenditures to comply with Federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material expenditures to meet such provisions are anticipated. Such regulatory provisions have not had any material effect upon the Company's earnings or competitive position.

     REGULATION

     One or more of the following agencies regulates the formulation, labeling and advertising of each of the Company's major product groups: the Federal Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC") and various agencies of the countries and states into which the Company's products are shipped or sold. In addition, the Company's distribution and sales program is, like that of other companies operating in interstate commerce, subject to the jurisdiction of the FTC and a number of other Federal and state agencies. Various state agencies regulate multi-level distribution activities.

     As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program. The Company believes it is in material compliance with the applicable Federal and state rules and regulations regulating its products and marketing program.

     EMPLOYEES

     The approximate number of persons employed by the Company as of December 31, 1994, was 720. The Company believes that its relations with its employees are satisfactory.

     INTERNATIONAL OPERATIONS

     The Company's direct sales of nutritional and personal care products are established internationally in Mexico, Canada, Colombia, United Kingdom, Venezuela, Japan, Brazil, Costa Rica and Malaysia. The Company also exports its products to numerous other countries, including Australia, New Zealand, Norway and the Philippines. Information, for each of the Company's last three years, with respect to the amounts of revenue, operating income, and identifiable assets attributable to domestic and international operations is set forth in
Note 9 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report and such information is incorporated herein by reference and made a part hereof.

     The Company's international operations are conducted in a manner substantially the same as those conducted domestically; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences exist in the products and in the distribution and marketing programs.

     The Company's international operations are subject to many of the same risks faced by the Company's domestic operations. These include competition and the strength of the local economy. In addition, international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as the Company's international operations grow and expand; however, the Company is not presently aware of any significant political or other pending or proposed actions related to its international operations which have a material impact on its business. However, the Company's operations in Mexico have been affected by the devaluation of the Peso and the business uncertainties resulting therefrom.

ITEM 2.   PROPERTIES

     The Company's corporate offices are located in two adjacent office buildings in Provo, Utah. The facilities are leased from an unaffiliated third party and consist of approximately 50,000 square feet of which approximately 10,000 square feet are subleased to an unaffiliated third party. The lease agreement for the main building, comprising approximately 32,000 square feet, is for a 5 1/2 year term (of which 2 1/2 years remain) and grants the Company an option to purchase the premises. The lease for the second building, approximately 18,000 square feet, expires in six years.

     The Company's principal manufacturing facilities are housed in a building owned by the Company, of approximately 136,000 square feet, located on approximately ten acres in Spanish Fork, Utah. The building was constructed to the Company's specifications in 1977. The building has been expanded on several occasions and presently includes approximately 34,000 square feet of office space and 102,000 square feet of manufacturing and warehouse space. The building is suited to the Company's business, and is presently being utilized at approximately 90 percent of its productive capacity. The Company is in the process of evaluating the expansion of its manufacturing facilities. The preliminary cost estimate for this expansion is approximately $4,000,000. The Company also leases a 40,000 square foot building in Spanish Fork to supplement the warehousing of finished goods inventory.

     In addition to its facilities in Spanish Fork and Provo, the Company leases other properties used primarily as distribution warehouses which are located in Columbus, Ohio; Dallas, Texas; Atlanta, Georgia; as well as Mexico, Canada, United Kingdom, Colombia, Japan, Brazil, Venezuela, Malaysia and Costa Rica. Management believes that these facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs.

ITEM 3.   LEGAL PROCEEDINGS

     No material legal proceedings are presently pending to which the Company or any of its property is subject, other than ordinary routine litigation incidental to the Company's business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System (symbol NATR). The information in the table below reflects the actual high and low sales prices of the Company's stock for 1994 and 1993 and has been restated to reflect the ten percent stock dividend declared in 1995.

- -------------------------------------------------------------------------------
                   Market Prices                                Market Prices
1994               HIGH         LOW       1993                 HIGH      LOW

- -------------------------------------------------------------------------------

First Quarter     16 3/8       10         First Quarter       13 3/8    8 3/8
Second Quarter    14 9/16      11 9/16    Second Quarter      11 1/8    7 5/8
Third Quarter     14 5/16      11 3/8     Third Quarter       11 3/8    8 3/8

Fourth Quarter    14           11 1/8     Fourth Quarter      11 5/8    8 3/4
- -------------------------------------------------------------------------------

There were approximately 800 shareholders of record as of March 9, 1995.
Since the first quarter of 1989, the Company has paid 26 consecutive quarterly cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER-SHARE INFORMATION

- ------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
- ------------------------------------------------------------------------------------------------------------------------
                                                    Selling, General
               Sales         Cost of      Volume    & Administrative   Operating      Other    Income Before       Net
              Revenue       Goods Sold    Incentives    Expenses        Income        Income   Income Taxes      Income
- ------------------------------------------------------------------------------------------------------------------------
1994         $160,901        $30,839       $74,163       $41,691       $14,208       $   303       $14,511        $8,448
1993          127,194         24,210        59,741        31,747        11,496           783        12,279         7,455
1992          101,044         18,478        46,433        27,644         8,489         1,396         9,885         5,919
1991           72,605         13,962        33,427        18,685         6,531           716         7,247         4,622
1990           60,069         12,353        27,660        15,089         4,967           843         5,810         3,600
1989           52,082         10,294        24,026        11,997         5,765           634         6,399         3,958
1988           44,516          8,721        20,580        10,465         4,750           369         5,119         3,317
1987           38,184          7,510        18,145         9,118         3,411           316         3,727         2,042
1986           31,072          6,514        14,999         8,225         1,334            17         1,351           775
1985           29,399          7,551        14,070         7,100           678             2           680           289



- -----------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
- -----------------------------------------------------------------------------------------------------------------
             Working          Current                 Property, Plant &    Total       Long-Term    Shareholders'
             Capital           Ratio    Inventories   Equipment, Net      Assets          Debt         Equity
- -----------------------------------------------------------------------------------------------------------------
1994         $18,798          2.06:1       $17,278         $9,918        $52,458         $  ---        $33,279
1993          14,223          2.16:1        11,171          9,672         41,534            ---         28,850
1992          11,125          2.19:1         9,367          8,917         33,987            ---         23,924
1991          10,242          2.35:1         6,523          7,500         27,420            ---         19,614
1990           9,570          2.89:1         4,836          6,885         22,004             11         16,543
1989           7,740          2.47:1         3,747          6,384         20,054             24         14,423
1988           6,939          2.64:1         3,271          5,964         17,538             36         12,855
1987           3,783          1.84:1         2,780          5,797         14,582            239          9,460
1986           2,293          1.74:1         2,661          5,715         11,682            645          7,400
1985           1,653          1.60:1         2,876          6,044         11,223            862          7,101
- -----------------------------------------------------------------------------------------------------------------
                                                                                         (CONTINUED NEXT PAGE)


- -------------------------------------------------------------------------------------
COMMON SHARE SUMMARY*
- -------------------------------------------------------------------------------------
              Cash Dividends        Net Income          Book Value        Weighted
               Per Share (1)        Per Share           Per Share (2)  Average Shares
- -------------------------------------------------------------------------------------
1994               $.18                $.67               $2.72          12,519,486
1993                .18                 .60                2.36          12,406,906
1992                .14                 .48                1.95          12,370,491
1991                .11                 .38                1.61          12,307,605
1990                .10                 .29                1.36          12,248,996
1989                .10                 .32                1.18          12,358,320
1988                .04                 .26                1.03          12,623,314
1987                 --                 .17                 .80          12,007,361
1986                 --                 .06                 .63          12,141,875
1985                 --                 .02                 .54          13,202,508
- -------------------------------------------------------------------------------------



- -------------------------------------------------------------------------------------
OTHER INFORMATION
- -------------------------------------------------------------------------------------
                Return on                               Square Footage
               Shareholders'    Return on    Number of    of Property      Number of
                 Equity (3)     Assets (4)   Managers       in Use         Employees
- -------------------------------------------------------------------------------------
1994               27.2%          18.0%       8,404         346,747            718
1993               28.3           19.6        6,328         315,772            588
1992               27.2           19.3        6,150         244,789            443
1991               25.6           18.7        4,866         195,165            344
1990               23.3           17.1        3,798         161,765            281
1989               29.0           21.1        2,999         161,265            278
1988               29.7           20.7        2,645         157,765            247
1987               24.2           15.6        2,502         150,149            218
1986               10.7            6.8        2,368         150,149            208
1985                4.1            2.5        1,845         159,499            196
- -------------------------------------------------------------------------------------


  * The common share information has been adjusted to reflect the ten percent stock dividend declared in 1995.
  1  The Company expects to continue paying cash dividends.
  2 Year end shareholders' equity divided by actual shares outstanding at the end of each year.
  3  Net income dividend by average shareholders' equity.
  4  Net income divided by average total assets.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES REVENUE

     Consolidated sales revenue for the year ended December 31, 1994, was $160.9 million compared to $127.2 million in 1993, an increase of 27 percent. Sales revenue increased 26 percent in 1993 compared to $101.0 million reported in 1992. The increases in revenue are directly related to the growth of the Company's independent sales force, international growth, and the continued expansion of the nutritional products market. Sales revenue for 1992 included approximately $3.0 million of sales from a subsidiary, Sunburst International, which was sold in the first quarter of 1993.

     The Company distributes its products to consumers through an independent sales force comprised of managers and distributors. Active managers totalled 8,404, 6,328 and 6,150 for 1994, 1993 and 1992, respectively. Active distributors totalled approximately 212,000, 144,000, and 98,000 for 1994, 1993 and 1992, respectively.

     Price increases of approximately three and five percent went into effect on April 1, 1994 and 1993, respectively, and resulted in greater sales revenue for those years. A price increase of approximately three percent, primarily driven by increased raw material costs, is scheduled to become effective on April 1, 1995. Management believes that this price increase will be acceptable to its sales force and result in increased sales revenue.

     Sales revenue, related to the Company's domestic operations, increased approximately 20 percent for both 1994 and 1993. However, domestic sales from continuing operations adjusted for the sales of Sunburst International, which was sold during the first quarter of 1993, actually increased approximately 25 percent in 1993. International sales revenue increased approximately 43 percent and 46 percent in 1994 and 1993, respectively. International sales revenue increased approximately $15.1 million in 1994. The Company's operations in Mexico contributed increases of $3.8 million and $11.3 million in 1994 and 1993, respectively. International sales revenue includes export sales to countries where the Company does not have subsidiary operations.

COSTS AND EXPENSES

     The Company's total costs and expenses, which include cost of goods sold, volume incentives, and selling, general and administrative expenses, are identified as a percentage of sales in the table below:


- -------------------------------------------------------------------------------
Year Ended December 31            1994               1993             1992
- -------------------------------------------------------------------------------
Cost of goods sold                19.2%              19.0%            18.3%
Volume incentives                 46.1               47.0             45.9
Selling, general and
   administrative expenses        25.9               25.0             27.4
- -------------------------------------------------------------------------------
                                  91.2%              91.0%            91.6%
- -------------------------------------------------------------------------------



     COST OF GOODS SOLD

     Cost of goods sold increased slightly, as a percent of sales in 1994, as the result of disproportionately high import costs for the Company's subsidiary in Venezuela. Management expects lower import costs for Venezuela during 1995 and subsequent years as the result of greater efficiencies.

     Cost of goods sold increased slightly as a percent of sales in 1993, primarily as the result of the introduction of certain new products in the Company's subsidiary in Mexico. The Company also experienced higher costs of goods sold, as a percent of sales, in its Colombian subsidiary as the result of competitive pricing. The lower cost of goods sold, as a percent of sales, in 1992 was the result of increased unit sales volumes over the prior year. Management believes that cost of goods sold will decrease slightly as a percent of sales during 1995.

     VOLUME INCENTIVES

     Volume incentives are a significant part of the Company's direct sales marketing program and represent payments made to its independent sales force. These payments are designed to provide incentives for reaching higher sales levels and to encourage organizational development.

Total volume incentives decreased slightly during 1994 as a percent of sales, as the result of lower relative volume incentives in the Company's newer operations. During 1993, volume incentives increased as a percent of sales, as the result of changes to the domestic marketing plan as well as anticipated increases in Mexico, reflecting maturity of the marketing plan. Management expects volume incentives to decrease slightly as a percent of sales during 1995 since the Company's newer operations are expected to generate increased sales for the year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     In addition to typical selling and administrative expenses, this expense category includes costs for research and development, distribution, as well as incentive programs such as the Company's conventions.

     Selling, general and administrative expenses increased as a percent of sales during 1994 as the result of incremental costs incurred in the Company's newest operations in Japan and Brazil which totalled approximately $3.6 million. The decrease in selling, general and administrative expenses during 1993, as a percent of sales, was primarily the result of increased management focus on controlling expenses. Additionally, the Company did not have continued expenses from a subsidiary, Sunburst International, which was sold during the first quarter of 1993.

OTHER INCOME AND EXPENSE


Other income (expense) consists of the following (in thousands):
- -------------------------------------------------------------------------------
Year Ended December 31         1994                1993             1992
- -------------------------------------------------------------------------------
Interest and other income      $503                $761             $   867
Gain on sale of subsidiaries     --                  --                 700
Interest expense                (46)                 (1)                (54)
Foreign exchange loss          (745)                (46)               (117)
Minority interest               591                  69                 ---
- -------------------------------------------------------------------------------
                               $303                $783              $1,396
- -------------------------------------------------------------------------------


     INTEREST AND OTHER INCOME

     Interest and other income is earned principally from investments of excess operating cash balances. Investment income will vary depending upon the rate of interest, the investment instruments available and the need for cash in the Company's operations. It is management's policy to invest only in high-grade investments. Interest and other income decreased during 1994 primarily as the result of the write down of certain other long-term assets.

     GAIN ON SALE OF SUBSIDIARIES

     In the fourth quarter of 1992, the Company recognized a gain before taxes of $700,005 on the sale of its subsidiaries in Australia and New Zealand. The subsidiaries were sold to local management, and the Company agreed to continue to supply its products to these markets.

     FOREIGN EXCHANGE GAIN (LOSS)

     Because of its operations outside of the United States, the Company is subject to realized and unrealized foreign exchange gains and losses. The Company experienced exchange losses of approximately $745,000 during 1994. The losses were primarily related to the Company's operations in Mexico and the devaluation of the Peso.

     MINORITY INTEREST

     The Company eliminates the minority interest in its subsidiaries which are not wholly owned. Accordingly, the Company eliminated approximately $591,000 of losses reported by subsidiaries in 1994.

INCOME TAXES

     The Company's effective tax rate was 41.8, 39.3 and 40.1 percent for 1994, 1993, and 1992, respectively. The increase in the effective tax rate for 1994 was primarily related to losses in Japan and Brazil for which the Company did not record a tax benefit in the current year.

INTERNATIONAL OPERATIONS

     Sales revenue of the Company's international subsidiaries, including export sales revenue, totaled $50.1 million in 1994, which is an increase of approximately 43 percent over 1993. Sales revenue was $34.9 million and $24.0 million in 1993 and 1992, respectively. The Company's newer subsidiary operations in Japan, Brazil and Venezuela contributed approximately $6.6 million to the increase in sales revenue in 1994. Mexico contributed increases of approximately $3.8 and $11.3 million in 1994 and 1993, respectively, to the total international sales increase.

INVENTORIES

     Consolidated inventories increased approximately $6.1 million or 55 percent in 1994, compared to an increase of $1.8 million or 19 percent in 1993. These increases resulted primarily from an increase in the level of inventory, both finished goods and raw materials, the Company maintains due to increased sales, the continued growth of the Company's existing international operations and the addition of new subsidiaries, as well as the introduction of new products.

ACCOUNTS RECEIVABLE

     The balance of accounts receivable increased approximately $.8 million in 1994 and $1.4 million in 1993. These increases are primarily related to the Company's international operations. The Company allows its independent distribution centers certain amounts of credit which are secured by monthly commissions earned by the centers.

SHORT-TERM DEBT

     During 1994, the Company established operating lines of credit in Japan and Brazil to facilitate payment of start up and initial operating expenses.

CUMULATIVE TRANSLATION ADJUSTMENT

     The balance of cumulative foreign currency translation adjustments decreased approximately $2.1 million primarily as the result of the devaluation of the Mexican peso.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased approximately $2.5 million during 1994. The increase was the result of cash generated by operations and an increase in short-term liabilities.

     Working capital was used during 1994 to purchase approximately $2.6 million of manufacturing and data processing equipment. The Company paid approximately $2.2 million in cash dividends. Volume incentive payments increased approximately $12.0 million during 1994, primarily as the result of increased sales. Payments to suppliers and employees increased approximately $20.2 million as a result of higher levels of inventory and production to support higher levels of sales, as well as increased employment-related costs. The Company is in the process of evaluating the expansion of its manufacturing facility. The preliminary cost estimate for the expansion is approximately $4.0 million.

     Management believes that the Company's stock is an attractive investment and, pursuant to its previously announced 440,000 share buyback program, may utilize some of its available cash to purchase up to the remaining balance of approximately 140,000 shares, should market conditions warrant.

     During 1994, loans totalling approximately $305,000 were made to an officer of the Company. The entire amount including interest at six percent was repaid during the first quarter of 1994.

     During 1993 and 1992, the Company made short-term loans of approximately $725,000 and $684,000, respectively, to certain officers of the Company. Approximately $434,000 was used by the officers to purchase Company stock in the open market. The stock that was purchased has been pledged as collateral. The loans are payable within 90 days of demand and bear interest at six percent. The total balance of these loans at December 31, 1994 and 1993, was approximately $505,000 and $618,000, respectively.

     Management believes that future working capital requirements can be internally funded.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nature's Sunshine Products, Inc.:

We have audited the accompanying consolidated balance sheets of Nature's Sunshine Products, Inc. (a Utah corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nature's Sunshine Products, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Salt Lake City, Utah
February 14, 1995

CONSOLIDATED STATEMENTS OF INCOME
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES


- ----------------------------------------------------------------------------------------------------
Year Ended December 31                              1994                1993                1992
- ----------------------------------------------------------------------------------------------------
Sales Revenue                                   $160,900,746        $127,194,065        $101,043,770
- ----------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of goods sold                                30,838,844          24,209,627          18,477,581
Volume incentives                                 74,163,142          59,741,423          46,432,638
Selling, general and administrative expenses      41,690,752          31,746,996          27,644,390
- ----------------------------------------------------------------------------------------------------

                                                 146,692,738         115,689,046          92,554,609
- ----------------------------------------------------------------------------------------------------
Operating Income                                  14,208,008          11,496,019           8,489,161
- ----------------------------------------------------------------------------------------------------
Other income (expense):
Interest and other income                            503,105             760,965             867,448
Interest expense                                     (46,136)             (1,185)            (54,353)
Foreign exchange loss                               (744,591)            (45,756)           (117,004)
Minority interest                                    590,840              68,820                 ---
Gain on sale of subsidiaries                             ---                 ---             700,005
- ----------------------------------------------------------------------------------------------------
                                                     303,218             782,844           1,396,096
- ----------------------------------------------------------------------------------------------------
Income before income taxes                        14,511,226          12,278,863           9,885,257
Provision for income taxes                         6,062,935           4,823,925           3,965,798
- ----------------------------------------------------------------------------------------------------
Net Income                                      $  8,448,291        $  7,454,938        $  5,919,459
- ----------------------------------------------------------------------------------------------------
Net Income Per Common Share                     $        .67        $        .60        $        .48
- ----------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding               12,519,486          12,406,906          12,370,491
- ----------------------------------------------------------------------------------------------------

The accompanying significant accounting policies and notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

As of December 31                                                   1994             1993
- ------------------------------------------------------------------------------------------------
ASSETS
- ------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                        $11,200,550      $ 8,666,915
Accounts receivable, net of allowance for doubtful accounts
   of $636,000 in 1994 and $260,000 in 1993                        4,787,333        3,945,882
Inventories                                                       17,277,762       11,170,822
Notes receivable due from related parties                            205,000          230,853
Prepaid expenses and other                                         3,092,438        2,482,449
- ------------------------------------------------------------------------------------------------
   Total current assets                                           36,563,083       26,496,921
- ------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                 9,918,699        9,671,805
Long-term investments                                              3,053,156        2,370,520
Other assets                                                       2,922,621        2,994,351
- ------------------------------------------------------------------------------------------------
                                                                 $52,457,559      $41,533,597
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------
Current liabilities:
Short-term debt                                                 $  1,533,042     $         --
Accounts payable                                                   4,472,689        3,344,151
Accrued volume incentives                                          5,877,083        5,146,806
Accrued liabilities                                                4,818,173        3,715,583
Income taxes payable                                               1,064,239           67,292
- ------------------------------------------------------------------------------------------------
   Total current liabilities                                      17,765,226       12,273,832
- ------------------------------------------------------------------------------------------------
Deferred income taxes                                                971,434          304,181
- ------------------------------------------------------------------------------------------------
Minority Interest                                                    441,684          106,063
- ------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, authorized 20,000,000 shares,
   issued 13,285,913 shares                                       29,849,452       15,793,991
Retained earnings                                                  9,778,478       17,117,530
Treasury stock, at cost, 1,033,278 and 1,068,091 shares
   held in treasury as of Dec. 31, 1994 and 1993, respectively    (3,742,495)      (3,500,329)
Receivables due from related parties                                (404,804)        (417,730)
Cumulative foreign currency translation adjustments               (2,201,416)        (143,941)
- ------------------------------------------------------------------------------------------------
   Total shareholders' equity                                     33,279,215       28,849,521
- ------------------------------------------------------------------------------------------------
                                                                 $52,457,559      $41,533,597
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

The accompanying significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

- -----------------------------------------------------------------------------------------------------
Year ended December 31                                   1994             1993             1992
- -----------------------------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of year                           $15,793,991      $15,769,300      $15,356,252
Tax benefit related to exercise of stock options           137,655           (7,659)         231,530
Issuance of 15,740, 400 and 600, shares of
    treasury stock, respectively                           202,433            3,847            8,295
Issuance of 40,367, 4,300 and 47,972 shares of
    treasury stock, respectively, on exercise of
    stock options                                          156,754           28,503          173,223
Stock dividend                                          13,558,619              ---              ---
- -----------------------------------------------------------------------------------------------------
    Balance at end of year                              29,849,452       15,793,991       15,769,300
- -----------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
Balance at beginning of year                            17,117,530       11,889,212        7,639,634
Net income                                               8,448,291        7,454,938        5,919,459
Stock dividend                                         (13,558,619)             ---              ---
Cash dividends                                          (2,228,724)      (2,226,620)      (1,669,881)
- -----------------------------------------------------------------------------------------------------
    Balance at end of year                               9,778,478       17,117,530       11,889,212
- -----------------------------------------------------------------------------------------------------
TREASURY STOCK:
Balance at beginning of year                            (3,500,329)      (3,168,760)      (3,157,240)
Purchase of common stock                                  (284,752)        (335,129)         (49,255)
Cost of treasury stock issued                               42,586            3,560           37,735
- -----------------------------------------------------------------------------------------------------
    Balance at end of year                              (3,742,495)      (3,500,329)      (3,168,760)
- -----------------------------------------------------------------------------------------------------
RECEIVABLES DUE FROM RELATED PARTIES:
Balance at beginning of year                              (417,730)        (430,906)             ---
Additions                                                      ---              ---         (430,906)
Reductions                                                  12,926           13,176              ---
- -----------------------------------------------------------------------------------------------------
    Balance at end of year                                (404,804)        (417,730)        (430,906)
- -----------------------------------------------------------------------------------------------------
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
Balance at beginning of year                              (143,941)        (135,247)        (224,339)
Foreign currency translation adjustments                (2,057,475)          (8,694)          89,092
- -----------------------------------------------------------------------------------------------------
    Balance at end of year                              (2,201,416)        (143,941)        (135,247)
- -----------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                             $33,279,215      $28,849,521      $23,923,599
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

The accompanying significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
Increase (Decrease) in Cash and Cash Equivalents

- ------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                            1994                1993                 1992
- ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from sales revenue                                           $159,447,066        $125,738,138        $  99,202,561
   Cash paid as volume incentives                                              (72,001,642)        (59,990,767)         (45,320,035)
   Cash paid to suppliers and employees                                        (76,589,117)        (56,422,459)         (46,220,842)
   Interest paid                                                                   (46,136)             (1,185)             (54,353)
   Interest received                                                               370,743             706,551              556,516
   Income taxes paid                                                            (3,774,000)         (2,311,800)          (3,388,216)
- ------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                 7,406,914           7,718,478            4,775,631
- ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (2,589,907)         (3,007,996)          (2,841,876)
   Proceeds from sales of assets                                                       ---             137,928               17,061
   Purchase of long-term investments                                              (682,636)           (481,494)              56,688
   Long-term receivables                                                               ---                 ---              (51,179)
   Payments received on long-term receivables                                      324,634             751,508                  ---
   Receivables from sale of subsidiareis                                               ---                 ---           (1,900,000)
   Purchase of other assets                                                     (1,235,082)           (396,785)            (721,794)
   Payments (additions) short-term related party receivables                        75,853             132,596             (154,788)
   Receivables due from related parties                                             12,926              13,176             (430,906)
   Minority interest elimination                                                   335,621             106,063                  ---
- ------------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                    (3,758,591)         (2,745,004)          (6,026,794)
- ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of cash dividends                                                   (2,228,724)         (2,226,620)          (1,669,881)
   Purchase of treasury stock                                                     (284,752)           (335,120)             (49,255)
   Proceeds from short-term debt                                                 1,533,042                 ---                  ---
   Proceeds from exercise of stock options                                         187,335              28,242              210,504
   Issuance of treasury stock                                                      214,438                 ---                  ---

- -----------------------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                      (578,661)         (2,533,498)          (1,508,632)
- ------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH                                                  (536,027)            (79,599)             (78,826)
- ------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,533,635           2,360,377           (2,838,621)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   8,666,915           6,306,538            9,145,159
- ------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $ 11,200,550        $  8,666,915        $   6,306,538
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash Provided by Operating Activities
- ------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $  8,448,291        $  7,454,938        $   5,919,459
- ------------------------------------------------------------------------------------------------------------------------------------
   Bad debt expense and reserve                                                    839,232             249,039               28,061
   Depreciation and amortization                                                 3,064,317           2,080,611            1,617,578
   (Gain) loss on sale of assets                                                     3,308              (4,868)              16,269
   Increase in accounts receivable, net                                         (1,680,683)         (1,713,624)          (1,761,667)
   Increase in inventories                                                      (6,106,940)         (2,353,514)          (2,844,088)
   Increase in prepaid expenses and other                                         (402,423)           (579,524)            (595,382)
   Increase (decrease) in income taxes payable                                     996,947            (116,279)             102,379
   Increase in accrued liabilities and volume incentives                         1,832,867           1,380,977            1,676,393
   Increase in accounts payable                                                  1,128,538           1,633,377               15,447
   Increase (decrease) in deferred income taxes                                    667,253            (383,560)             475,203
   Foreign currency translation adjustment                                      (1,521,448)             70,905             (105,551)
   Tax benefit from stock option exercise                                          137,655                 ---              231,530
- ------------------------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                            (1,041,377)            263,540           (1,143,828)
       Net Cash Provided by Operating Activities                              $  7,406,914        $  7,718,478        $   4,775,631
- ------------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------



The accompanying significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

SIGNIFICANT ACCOUNTING POLICIES
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Nature's Sunshine Products, Inc. and its majority-owned subsidiaries (the Company). Intercompany transactions have been eliminated in consolidation.

NET INCOME PER SHARE

     Net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist primarily of stock options, which have a dilutive effect when applying the treasury stock method.

     The Board of Directors declared a ten percent stock dividend, 1,106,507 shares, to shareholders of record February 17, 1995, a four-for-three stock split to shareholders of record January 13, 1993 and a three-for-two stock split to shareholders of record February 21, 1992. Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes reflect the increased number of shares, giving retroactive effect to the stock dividend and splits.

INCOME TAXES

     The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Foreign and other tax credits are accounted for using the "liability" method, which reduces income tax expense in the year in which these credits are generated.

TRANSLATION OF FOREIGN CURRENCIES

     The financial statements of the international subsidiaries have been translated to U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52.

     The Company translated the assets and liabilities of its international operations at rates of exchange in effect at year end, and the consolidated statements of income were translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income.

REVENUE RECOGNITION

     For domestic sales, the Company generally receives its product sales price in cash accompanying orders from independent sales force members. For certain of the Company's international operations, the Company offers credit terms consistent with industry standards. A volume incentive payment related to product orders is made in the month following the sale. Sales and related volume incentives are generally recorded when the merchandise is shipped. Cash received for unshipped merchandise is recorded as a liability.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include approximately $4,435,000 and $2,515,000 of short-term investments at December 31, 1994 and 1993, respectively.

     For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments to be cash equivalents, which generally includes only investments with original maturities of three months or less.

SELLING EXPENSES

     Independent sales force members may earn Company-paid attendance at conventions as well as other travel awards by achieving the required levels of product purchases within the qualification period. The convention costs and other travel expenses are accrued over the qualification period as they are earned. Accordingly, the Company accrued approximately $650,000 and $1,040,000 at December 31, 1994 and 1993, respectively.

RESEARCH AND DEVELOPMENT

     All research and development costs are expensed as incurred. Total research and development costs were approximately $800,000, $648,000, and $509,000 for 1994, 1993 and 1992, respectively.

CASH DIVIDENDS PER COMMON SHARE

     The Company declared and paid quarterly cash dividends totalling $.18 per common share in 1994. The Company has declared a quarterly cash dividend of $.05 per common share to shareholders of record on March 10, 1995 and payable March 24, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

     NOTE 1: INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. The composition of inventories is as follows:

- --------------------------------------------------------------------------------
As of December 31                       1994                1993
- --------------------------------------------------------------------------------
Raw materials                      $  6,124,791        $  4,286,307
Work in process                       1,303,024             364,437
Finished goods                        9,849,947           6,520,078
- --------------------------------------------------------------------------------
                                    $17,277,762         $11,170,822
- --------------------------------------------------------------------------------

     NOTE 2: PROPERTY, PLANT AND EQUIPMENT

     Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred, and major improvements are capitalized. Gains or losses on sales or retirements are included in the consolidated statement of income in the year of disposition. The composition of property, plant and equipment is as follows:

- --------------------------------------------------------------------------------
As of December 31                       1994                1993
- --------------------------------------------------------------------------------
Building and improvements          $  6,223,049        $  5,621,255
Machinery and equipment               6,537,245           5,754,874
Furniture and fixtures                6,022,243           5,189,485
- --------------------------------------------------------------------------------
                                    $18,782,537         $16,565,614
Accumulated depreciation and
   amortization                      (9,074,501)         (7,104,472)
Land                                    210,663             210,663
- --------------------------------------------------------------------------------
                                   $  9,918,699        $  9,671,805
- --------------------------------------------------------------------------------

     NOTE 3: LONG-TERM INVESTMENTS

     The following are the aggregate fair values and related gross unrealized holding gains and losses for securities available for sale and securities held to maturity at December 31, 1994:

- --------------------------------------------------------------------------------
                                                       1994
- --------------------------------------------------------------------------------
Securities available for sale:
     Amortized cost                                 $1,993,230
     Gross unrealized holding gains                     86,020
     Gross unrealized holding losses                   (74,793)
- --------------------------------------------------------------------------------
Aggregate fair value                                $2,004,457
- --------------------------------------------------------------------------------
Securities held to maturity:
     Amortized cost                                 $1,048,699
     Gross unrealized holding losses                   (95,162)
- --------------------------------------------------------------------------------
Aggregate fair value                               $   953,537
- --------------------------------------------------------------------------------

     The total net unrealized holding losses on trading securities recognized in the consolidated statement of income for the year ended December 31, 1994, was $150,000.

     NOTE 4: SHORT-TERM DEBT

     During 1994, the Company established bank operating lines of credit in Japan and Brazil to facilitate the payment of start up and initial operating expenses. The lines of credit are to be repaid in local currency. The debts are unsecured and payable at March 31, 1995 and April 30, 1995, respectively. The weighted interest rate approximates three percent. There was no short-term debt as of December 31, 1993.

     NOTE 5: INCOME TAXES

     The provision for income taxes consists of the following:

- --------------------------------------------------------------------------------
Year ended December 31                  1994           1993            1992
- --------------------------------------------------------------------------------
Current:
   Federal                           $3,843,615     $2,657,051      $1,642,178
   State                                610,033       446,288          413,800
   Foreign                            2,275,202      2,104,146       1,434,617
- --------------------------------------------------------------------------------
                                      6,728,850      5,207,485       3,490,595
- --------------------------------------------------------------------------------
Deferred                               (665,915)      (383,560)        475,203
- --------------------------------------------------------------------------------
Total provision for
   income taxes                      $6,062,935     $4,823,925      $3,965,798
- --------------------------------------------------------------------------------

   The domestic and foreign components of income before taxes are as follows:

- --------------------------------------------------------------------------------
Year ended December 31                  1994           1993            1992
- --------------------------------------------------------------------------------
Domestic                            $11,053,186   $  7,889,148      $7,712,531
Foreign                               3,458,040      4,389,715       2,172,726
- --------------------------------------------------------------------------------
Total                               $14,511,226   $ 12,278,863      $9,885,257
- --------------------------------------------------------------------------------

     The provision for income taxes as a percentage of income before taxes differs from the statutory Federal income tax rate due to the following:

- --------------------------------------------------------------------------------
Year ended December 31                    1994           1993            1992
- --------------------------------------------------------------------------------
Statutory Federal income tax rate          34.3%          34.2%           34.0%
State income taxes, net of Federal
   income tax benefit                       2.8            1.6             2.3
Foreign and other tax credits              (6.5)          (7.5)           (7.8)
Net effect of foreign subsidiaries
   tax attributes                          12.1           12.0            10.9
Other                                       (.9)          (1.0)             .7
- --------------------------------------------------------------------------------
Effective tax rate                         41.8%          39.3%           40.1%
- --------------------------------------------------------------------------------

     The components of and the changes in the deferred income tax assets and liabilities for the period ended December 31, 1994, are as follows:

- ------------------------------------------------------------------------------------------------
                                                              Deferred
                                               December 31,   (Expense)      December 31,
                                                  1993         Benefit          1994
- --------------------------------------------------------------------------------------------
Deferred tax assets:
     Allowance for doubtful accounts         $    98,205      $194,783      $  292,988
     Inventory unicap adjustment                 235,797        37,254         273,051
     Foreign tax credits                         290,479       (30,717)        259,762
     State income taxes                          147,275        89,248         236,523
     Sale of subsidiary                           15,347           ---          15,347
     Goodwill amortization                        27,138       (27,138)            ---
     Accrued vacation                            115,880       (39,880)         76,000
     Inventory obsolescence reserve              106,904       (53,606)         53,298
     Foreign currency exchange                       ---        92,927          92,927
     Intangible assets                               ---        28,668          28,668
     Environmental taxes                             ---         4,603           4,603
- --------------------------------------------------------------------------------------------
Total deferred tax assets                    $ 1,037,025      $296,142      $1,333,167
- --------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Accelerated depreciation                $  (689,018)     $209,415     $  (479,603)
     Gain on sale of subsidiaries               (652,188)      160,357        (491,831)
- --------------------------------------------------------------------------------------------
Total deferred tax liabilities               $(1,341,206)     $369,772     $  (971,434)
- --------------------------------------------------------------------------------------------

                                       23

     NOTE 6: STOCK OPTIONS

     The Company has from time to time granted certain non-qualified stock options to officers, directors and key employees. Such grants have been made at the fair market value of the stock at the date of grant. As of December 31, 1994, the Company has reserved approximately one million treasury shares to accommodate the exercise of the outstanding options.

Stock option activity for 1992, 1993 and 1994 consisted of the following:

                                                         Number of           Range of Option
                                                          Shares             Prices Per Share
- ----------------------------------------------------------------------------------------------
Options outstanding at Dec. 31, 1991(b)                   516,196              $ 2.69-$8.06
Options issued                                            265,173              $ 6.06-$9.55
Options canceled                                           (3,087)             $ 2.79-$3.83
Options exercised (a)                                     (72,173)             $ 2.69-$3.83
- ----------------------------------------------------------------------------------------------
Options outstanding at Dec. 31, 1992 (b)                  706,109              $ 2.69-$9.55
- ----------------------------------------------------------------------------------------------
Options issued                                            354,420              $ 9.77-$10.00
Options canceled                                           (8,800)             $ 8.07-$9.77
Options exercised (a)                                      (4,730)             $ 2.79-$7.27
- ----------------------------------------------------------------------------------------------
Options outstanding at Dec. 31, 1993 (b)                1,046,999              $ 2.69-$10.00
- ----------------------------------------------------------------------------------------------
Options issued                                            270,600              $12.39-$13.18
Options canceled                                             (682)             $ 4.55
Options exercised (a)                                     (44,403)             $ 2.69-$9.55
- ----------------------------------------------------------------------------------------------
Options outstanding at Dec. 31, 1994 (b)                1,272,514              $ 2.69-$13.18
- ----------------------------------------------------------------------------------------------

(a) Shares issued related to the exercise of stock options were issued from treasury stock.
(b) Options for 698,828, 626,579 and 449,736, shares of common stock were exercisable on December 31, 1994, 1993 and 1992, respectively.

     NOTE 7: EMPLOYEE BENEFIT PLANS

     DEFERRED COMPENSATION PLAN

     The Company sponsors a qualified deferred compensation plan (401(k)). During 1994 and 1993, the Company contributed matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee's compensation. During 1992, employer matching contributions were 57 percent of the employee contributions up to a maximum of seven percent of the employee's compensation. Employer contributions to the plan during 1994, 1993 and 1992 were approximately $284,000, $314,000 and $175,000, respectively.

     MANAGEMENT AND EMPLOYEE BONUS PLAN

     The Company has a bonus plan that provides for participants to receive payments based upon the annual increase in revenue and operating income. The expense related to the plan was approximately $1,912,000, $1,520,000 and $1,328,000 for 1994, 1993 and 1992, respectively. Hourly employees also participated in the plan in 1994.

     NOTE 8: RELATED PARTY TRANSACTIONS

     During 1994, loans totalling approximately $305,000 were made to an officer of the Company. The entire amount, including interest at six percent, was repaid during the first quarter of 1994.

     During 1993 and 1992, short-term loans of approximately $725,000 and $684,000, respectively, were made to certain Company officers. The loans have a 90-day call option and bear interest at six percent. Certain officers used the proceeds of the loans to purchase the Company's stock in the open market. The stock that was purchased has been pledged as collateral for the loans. After repayments, the balance of the short-term loans at December 31, 1994 and 1993 was approximately $505,000 and $618,000, respectively.

     NOTE 9: INTERNATIONAL OPERATIONS

     Sales for domestic and international operations during the past three years were as follows (in thousands):

- --------------------------------------------------------------------------------
Year ended December 31                  1994           1993           1992
- --------------------------------------------------------------------------------
Domestic sales                        $110,839      $  92,248      $  77,040
- --------------------------------------------------------------------------------
International:
    Mexico                              25,991         22,211         10,944
    Canada                               6,845          5,769          5,210
    Colombia                             4,177          2,966            245
    Great Britain                        3,149          2,521          2,810
    Venezuela                            3,026             58            ---
    Japan                                1,834            ---            ---
    Brazil                               1,788            ---            ---
    Malaysia                             1,581            226            ---
    Export                               1,283          1,195          1,184
    Costa Rica                             388            ---            ---
    Australia*                             ---            ---          2,308
    New Zealand*                           ---            ---          1,303
- --------------------------------------------------------------------------------
Total International                     50,062         34,946         24,004
- --------------------------------------------------------------------------------
Total Sales                           $160,901       $127,194       $101,044
- --------------------------------------------------------------------------------

*These subsidiaries were sold in 1992.

     Operating income for domestic and international operations during the past three years was as follows (in thousands):

- --------------------------------------------------------------------------------
Year ended December 31                  1994           1993           1992
- --------------------------------------------------------------------------------
Domestic income                       $ 9,706        $ 7,087         $5,355
- --------------------------------------------------------------------------------
International:
    Mexico                              4,007          4,414          2,079
    Canada                                399             18            126
    Colombia                              332            (81)          (116)
    Great Britain                          31             25             11
    Venezuela                              48           (148)           ---
    Japan                                (622)           ---            ---
    Brazil                               (324)           ---            ---
    Malaysia                                1            (85)           ---
    Export                                514            266            709
    Costa Rica                            116            ---            ---
    Australia*                            ---            ---            226
    New Zealand*                          ---            ---             99
- --------------------------------------------------------------------------------
Total international                     4,502          4,409          3,134
- --------------------------------------------------------------------------------
Total Operating Income                $14,208        $11,496         $8,489
- --------------------------------------------------------------------------------

*These subsidiaries were sold in 1992.

     Total assets for domestic and international operations for the past three years were as follows (in thousands):

- --------------------------------------------------------------------------------
As of December 31                       1994           1993           1992
- --------------------------------------------------------------------------------
Domestic assets                        $34,973       $ 28,752        $26,365
- --------------------------------------------------------------------------------
International:
    Mexico                               5,885          8,520          4,638
    Canada                               1,598          1,271          1,524
    Colombia                             1,967          1,431            863
    Great Britain                        1,028            726            597
    Venezuela                            1,635            375            ---
    Japan                                2,677            ---            ---
    Brazil                               1,598            ---            ---
    Malaysia                               810            459            ---
    Costa Rica                             287            ---            ---
- --------------------------------------------------------------------------------
Total international                     17,485         12,782          7,622
- --------------------------------------------------------------------------------
Total Assets                           $52,458        $41,534        $33,987
- --------------------------------------------------------------------------------

     NOTE 10: COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment used in its operations. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 1994, were as follows:

- --------------------------------------------------------------------------------
     Year ending December 31                    Lease Commitments
- --------------------------------------------------------------------------------
          1995                                      $2,061,000
          1996                                       1,673,993
          1997                                         644,202
          1998                                         246,924
          1999 and thereafter                        1,075,952
- --------------------------------------------------------------------------------
                                                    $5,702,071
- --------------------------------------------------------------------------------

     The Company incurred expenses of approximately $2,434,000, $1,605,000 and $1,101,000 in connection with operating leases during 1994, 1993 and 1992, respectively.

     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that any liability as a result of these matters will not have a material effect upon the Company's results of operations or financial position.

SUMMARY OF QUARTERLY OPERATIONS -- UNAUDITED
     DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER-SHARE INFORMATION

                                                                                                    Income
                                                      Selling, General                  Other       Before                Net
                Sales     Cost of       Volume        & Administrative    Operating     Income      Income      Net      Income
  1994         Revenue    Goods Sold    Incentives        Expenses         Income      (Expense)    Taxes      Income   Per Share
- ------------------------------------------------------------------------------------------------------------------------------------
First Qtr    $  37,337     $  7,049      $17,718          $  9,503        $  3,067      $  (29)   $  3,038     $1,701      $.14
Second Qtr      38,312        7,508       17,840             9,359           3,605         377       3,982      2,237       .18
Third Qtr       41,003        7,917       18,690            10,930           3,466         192       3,658      2,221       .18
Fourth Qtr      44,249        8,365       19,915            11,899           4,070         (27)      3,833      2,289       .18
- ------------------------------------------------------------------------------------------------------------------------------------
              $160,901      $30,839      $74,163           $41,691         $14,208      $  303     $14,511     $8,448      $.67
- ------------------------------------------------------------------------------------------------------------------------------------
  1993
- ------------------------------------------------------------------------------------------------------------------------------------
First Qtr    $  29,830      $ 6,024      $13,596          $  8,143        $  2,067        $128    $  2,195     $1,159      $.09
Second Qtr     31,,624        5,828       14,874             7,726           3,196         154       3,350      1,965       .15
Third Qtr       32,455        6,289       15,120             7,657           3,389         148       3,537      2,107       .17
Fourth Qtr      33,285        6,069       16,151             8,221           2,844         353       3,197      2,224       .18
- ------------------------------------------------------------------------------------------------------------------------------------
              $127,194      $24,210      $59,741           $31,747         $11,496        $783     $12,279     $7,455      $.60
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1994, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by Item 11 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1994, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1994, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1994, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  LIST OF FINANCIAL STATEMENTS

             The following are filed as part of this Report:

             Report of Independent Public Accountants

             Consolidated statements of income for the years ended December 31, 1994, 1993 and 1992.

             Consolidated balance sheets as of December 31, 1994 and 1993.

             Consolidated statements of shareholders' equity for the years ended December 31, 1994, 1993 and 1992.

             Consolidated statements of cash flows for the years ended December 31, 1994, 1993 and 1992.

             Significant Accounting Policies

             Notes to Consolidated Financial Statements
             Summary of Quarterly Operations - Unaudited

     (a)(2)  LIST OF FINANCIAL STATEMENT SCHEDULES

             Report of Independent Public Accountants on Consolidated Financial Statement Schedule.

             Schedule II - Valuation and Qualifying Accounts.
             Financial statement schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained in this Report.

     (a)(3)  LIST OF EXHIBITS

           3.1(1) -               Restated Articles of Incorporation

           3.2(2) -               By-laws, as amended

          10.1(3) -               Lease Agreement dated January 8, 1992 between
                                  the Registrant and East Bay Associates
                                  Partnership No. 3

          10.2 - Form of Employment Agreement between the Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements

          10.3(4) -               1990 Long-Term Incentive Compensation Plan

          10.4(4) -               Form of Stock Option Agreement (1990 Long-Term
                                  Incentive Compensation Plan)

          10.5(5)  -              Executive Loan Program

          10.6(5)  -              Exempt Employee Incentive Compensation Plan

          10.7(6)  -              1993 Stock Option Plan

          10.8(6)  -              Forms of Stock Option Agreements for employees
                                  and non-employee directors (1993 Stock Option
                                  Plan)

          22  -                   List of Subsidiaries of Registrant

          24 -                    Consent of Independent Public Accountants

          27-                     Financial Data Schedules

     (b)     REPORTS ON FORM 8-K

             The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1994.

     (c)     EXHIBITS

             Exhibits required to be filed in respect to this paragraph of Item 14 are listed above in subparagraph (a)(3).

     (d)     FINANCIAL STATEMENT SCHEDULES

                See subparagraph (a)(2) above.
____________

[1] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference.

[2] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1985 and is incorporated herein by reference.

[3] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1991 and is incorporated herein by reference.

[4] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1990 and is incorporated herein by reference.

[5] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.

[6] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Nature's Sunshine Products, Inc.
                                   (Registrant)


Date:  March 24, 1995        By: /s/ Alan D. Kennedy
                                 ---------------------------
                                      Alan D. Kennedy, President and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Title                       Date
        ---------                        -----                       ----


/s/ Alan D. Kennedy           President, Chief Executive          March 24, 1995
- ------------------------      Officer and Director
    Alan D. Kennedy


/s/ Kristine F. Hughes        Chairman of the Board and           March 24, 1995
- ------------------------      Director
    Kristine F. Hughes


/s/ Douglas Faggioli          Vice President/Finance,             March 24, 1995
- ------------------------      Treasurer, Chief Financial
Douglas Faggioli              Officer


/s/ Eugene L. Hughes          Vice President and Director         March 24, 1995
- ------------------------
    Eugene L. Hughes


/s/ Merrill Gappmayer         Director                            March 24, 1995
- ------------------------
    Merrill Gappmayer


/s/ Pauline T. Hughes         Director                            March 24, 1995
- ------------------------
    Pauline T. Hughes

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To Nature's Sunshine Products, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Nature's Sunshine Products, Inc. appearing in Item 8 in this Annual Report on Form 10-K, and have issued our report thereon dated February 14, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 14, 1995

                        NATURE'S SUNSHINE PRODUCTS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1994



                                                            BALANCE AT                                                  BALANCE AT
                                                            BEGINNING                        AMOUNTS       AMOUNTS        END OF
          DESCRIPTION                                       OF PERIOD      PROVISIONS      WRITTEN OFF    RECOVERED       PERIOD
          -----------                                       ---------      ----------      -----------    ---------       ------

YEAR ENDED DECEMBER 31, 1992
- ----------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE                   $134,960        $99,623       $(121,833)      $(1,000)      $111,750
ALLOWANCE FOR OBSOLETE INVENTORY                              218,894         87,465             ---           ---        306,359
ALLOWANCE FOR NOTES RECEIVABLE                                 95,000            ---         (85,000)      (10,000)           ---


YEAR ENDED DECEMBER 31, 1993
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE                   $111,750       $279,946       $(128,027)      $(3,621)      $260,048
ALLOWANCE FOR OBSOLETE INVENTORY                              306,359        (25,032)            ---           ---        281,327
ALLOWANCE FOR NOTES RECEIVABLE                                    ---            ---             ---           ---            ---


YEAR ENDED DECEMBER 31, 1994
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE                   $260,048       $839,232       $(460,921)      $(2,414)      $635,945
ALLOWANCE FOR OBSOLETE INVENTORY                              281,327            ---         (77,913)      (89,429)       113,985
ALLOWANCE FOR NOTES RECEIVABLE                                    ---        304,086             ---           ---        304,086

                                LIST OF EXHIBITS

                                                                                  LOCATED AT
                                                                                 SEQUENTIALLY
ITEM NO.                             EXHIBIT                                     NUMBERED PAGE
- --------                             -------                                     -------------
   3.1(1) -    Restated Articles of Incorporation                                      ---

   3.2(2) -    By-laws, as amended                                                     ---

  10.1(3) -    Lease Agreement dated January 8, 1992 between the                       ---
               Registrant and East Bay Associates Partnership No. 3

  10.2 -       Form of Employment Agreement between the Registrant and                 35
               its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements.

  10.3(4) -    1990 Long-Term Incentive Compensation Plan                              ---

  10.4(4) -    Form of Stock Option Agreement (1990 Long-Term Incentive                ---
               Compensation Plan)

  10.5(5)  -   Executive Loan Program                                                  ---

  10.6(5)  -   Exempt Employee Incentive Compensation Plan                             ---

  10.7(6)  -   1993 Stock Option Plan                                                  ---

  10.8(6)  -   Forms of Stock Option Agreements for employees and                      ---
               non-employee directors (1993 Stock Option Plan)

  22  -        List of Subsidiaries of Registrant                                      42

  24  -        Consent of Independent Public Accountants                               43

  27 -         Financial Data Schedules                                                ---

____________

[1] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference.

[2] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1985 and is incorporated herein by reference.

[3] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1991 and is incorporated herein by reference.

[4] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1990 and is incorporated herein by reference.

[5] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.

[6] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.