Form 10-Q
period 1995-03-31
NATURES SUNSHINE PRODUCTS INC
filed 1995-05-12
CIK 275053

_________________________________________________________________________
_________________________________________________________________________

                              FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

(Mark One)

        [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1995

                                 OR

         [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________to __________________

                      Commission File #0-8707

                  NATURE'S SUNSHINE PRODUCTS, INC.
                  --------------------------------
                     (Exact Name of Registrant)

            Utah                                  87-0327982
- --------------------------         ---------------------------------------
   (State of Incorporation)        (I.R.S. Employer Identification Number)

                         75 East 1700 South
                         Provo, Utah  84606
                           (801) 342-4300
              (Address of Principal Executive Offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X       No
                         -----        -----

The number of shares of common stock, without par value, outstanding as of April 28, 1995, was 12,160,650.
_________________________________________________________________________
_________________________________________________________________________

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                (Unaudited)
                                                  March 31         December 31
                                                    1995              1994
                                                -----------       ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                     $13,831,868       $11,200,550
   Accounts receivable, net                        4,713,599         4,787,333
   Inventories                                    17,454,348        17,277,762
   Notes receivable due from related parties         100,000           205,000
   Prepaid expenses and other                      3,324,712         3,092,438
                                                  -----------       -----------
      Total Current Assets                        39,424,527        36,563,083

PROPERTY, PLANT AND
   EQUIPMENT, net                                  9,849,479         9,918,699

LONG-TERM INVESTMENTS                              3,009,616         3,053,156

OTHER ASSETS                                       3,013,049         2,922,621
                                                 -----------       -----------
                                                 $55,296,671       $52,457,559
                                                 ===========       ===========




              The accompanying notes to the financial statements are an
             integral part of these consolidated condensed balance sheets.

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                                                        (Unaudited)
                                                          March 31        December 31
                                                            1995              1994
                                                        ------------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                                      $  1,675,932      $ 1,533,042
   Accounts payable                                        3,743,832        4,472,689
   Accrued volume incentives                               7,744,888        5,877,083
   Accrued liabilities                                     6,497,473        4,818,173
   Income taxes payable                                    2,037,143        1,064,239
                                                        ------------      -----------

      Total Current Liabilities                           21,699,268       17,765,226
                                                        ------------      -----------

DEFERRED INCOME TAXES                                        852,568          971,434
                                                        ------------      -----------

MINORITY INTEREST                                            215,826          441,684
                                                        ------------      -----------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 20,000,000 shares
      authorized; 13,278,544 shares issued                29,845,544       29,849,452
   Retained earnings                                      11,183,622        9,778,478
   Treasury stock, at cost, 1,120,378 and 1,033,278
      shares at March 31, 1995 and December 31,
      1994, respectively                                  (4,812,182)      (3,742,495)
   Receivables due from related parties                     (402,436)        (404,804)
   Cumulative translation adjustments                     (3,285,539)      (2,201,416)
                                                        ------------      -----------

      Total Shareholders' Equity                          32,529,009       33,279,215
                                                        ------------      -----------

                                                         $55,296,671      $52,457,559
                                                        ------------      -----------
                                                        ------------      -----------




              The accompanying notes to the financial statements are an
             integral part of these consolidated condensed balance sheets.

          NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                Three Months Ended
                                                      March 31
                                           -----------------------------
                                                   (Unaudited)
                                              1995               1994
                                           -----------       -----------
SALES REVENUE                              $47,061,760       $37,336,982
                                           -----------       -----------

COSTS AND EXPENSES:
    Cost of goods sold                       9,229,373         7,048,537
    Volume incentives                       21,793,528        17,717,774
    Selling, general and administrative     13,051,809         9,503,470
                                           -----------       -----------

                                            44,074,710        34,269,781
                                           -----------       -----------

OPERATING INCOME                             2,987,050         3,067,201
                                           -----------       -----------

OTHER INCOME (EXPENSE):
    Interest and other income                  398,676           146,647
    Interest expense                           (44,144)             (902)
    Foreign exchange loss                     (127,018)         (211,085)
    Minority interest                          225,858            35,859
                                           -----------       -----------

                                               453,372           (29,481)
                                           -----------       -----------

INCOME BEFORE INCOME TAXES                   3,440,422         3,037,720

PROVISION FOR INCOME TAXES                   1,426,535         1,336,602
                                           -----------       -----------

NET INCOME                                $  2,013,887      $  1,701,118
                                           -----------       -----------
                                           -----------       -----------

NET INCOME PER COMMON SHARE                $      0.16       $      0.14
                                           -----------       -----------
                                           -----------       -----------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 12,403,582        12,526,690
                                           -----------       -----------
                                           -----------       -----------


              The accompanying notes to the financial statements are an
             integral part of these consolidated condensed balance sheets.

          NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           Increase (Decrease) in Cash and Cash Equivalents

                                                         Three Months Ended
                                                               March 31
                                                    -----------------------------
                                                            (Unaudited)
                                                        1995              1994
                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from sales revenue               $46,980,158       $37,284,297
     Cash paid as volume incentives                 (19,925,723)      (14,366,134)
     Cash paid to suppliers and employees           (21,768,746)      (17,155,370)
     Interest paid                                      (44,144)             (902)
     Interest received                                  426,994            82,462
     Income taxes paid                                 (442,500)         (120,200)
                                                    -----------       -----------
        Net Cash Provided by Operating Activities     5,226,039         5,724,153
                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                              (652,372)         (758,441)
     Purchase of other assets                          (212,000)       (1,374,562)
     Investment in joint venture                            ---           890,602
     Minority interest elimination                     (225,858)              ---
     Payments received on long-term receivables          41,702            46,517
     Payments on short-term related party receivables     2,368            87,084
     Proceeds from sale of assets                       257,566               ---
     Purchase(Sale) of long-term investments             43,540          (212,663)
                                                    -----------       -----------
        Net Cash Used in Investing Activities          (745,054)       (1,321,463)
                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of cash dividends                         (612,651)         (557,268)
     Purchase of treasury stock                      (1,069,687)              ---
     Proceeds from short-term debt                      142,890               ---
     Issuance of treasury stock                             ---           200,003
     Proceeds from exercise of stock options                ---           128,620
                                                    -----------       -----------
        Net Cash Used in Financing Activities        (1,539,448)         (228,645)
                                                    -----------       -----------
EFFECT OF EXCHANGE RATES ON CASH                       (310,219)         (132,707)
                                                    -----------       -----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                        2,631,318         4,041,338

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               11,200,550         8,666,915
                                                    -----------       -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $13,831,868       $12,708,253
                                                    ===========       ===========



              The accompanying notes to the financial statements are an
             integral part of these consolidated condensed balance sheets.

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED) Reconciliation of Net Income to Net Cash Provided by Operating Activities

                                                                Three Months Ended
                                                                        March 31
                                                             ------------------------------
                                                                      (Unaudited)
                                                                1995               1994
                                                             -----------        -----------
NET INCOME                                                    $2,013,887         $1,701,118
                                                             -----------        -----------

    Bad debt expense                                              59,870            225,840
    Depreciation and amortization                                741,592            656,669
    Loss on sale of fixed assets                                     ---                920
    (Increase) decrease  in accounts receivable                   73,734           (131,625)
    Increase in inventories                                     (176,586)           (54,242)
    Increase in prepaid expenses and other assets               (384,840)          (548,062)
    Increase in income taxes payable                             972,904          1,333,255
    Increase in accrued liabilities and volume incentives      3,547,105          2,412,751
    Increase (decrease) in accounts payable                     (728,857)            91,621
    Increase (decrease) in deferred income taxes                (118,866)           191,574
    Cumulative translation adjustments                          (773,904)          (155,666)
                                                             -----------        -----------

      Total Adjustments                                        3,212,152          4,023,035
                                                             -----------        -----------

          Net Cash Provided by Operating Activities           $5,226,039         $5,724,153
                                                             -----------        -----------
                                                             -----------        -----------






              The accompanying notes to the financial statements are an
             integral part of these consolidated condensed balance sheets.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

 (1)  INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

     The unaudited, consolidated, condensed financial statements of Nature's Sunshine Products, Inc. and subsidiaries included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These consolidated, condensed financial statements reflect all adjustments, which in the opinion of management, are necessary to a fair statement of the results of operations for the interim periods presented. All of the adjustments which have been made in these consolidated, condensed financial statements are of a normal recurring nature.

     Weighted average shares outstanding and all per share amounts included in the condensed financial statements have been adjusted to reflect the ten percent stock dividend effected in February of 1995.

     It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

 (2) INVENTORIES

     Inventories consist of:

                              (Unaudited)
                                March 31        December 31
                                  1995             1994
                              ------------      -----------
    Raw materials             $  6,266,704      $ 6,124,791
    Work in process              1,155,349        1,303,024
    Finished goods              10,032,295        9,849,947
                              ------------      -----------
                               $17,454,348      $17,277,762
                              ============      ===========

                 NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


(3)  EARNINGS PER SHARE

      Outstanding stock options are considered common stock equivalents and are included in the computation of primary earnings per share for the three-month periods ended March 31, 1995 and 1994.

      As of March 31, 1995, the Company had a total of 1,273,614 options outstanding. The options were all granted at market prices, which vary from $2.69 to $12.73 per share.

(4)  QUARTERLY CASH DIVIDENDS

      The Company has declared 27 consecutive quarterly cash dividends. The most recent quarterly cash dividend of $.05 per common share was declared May 5, 1995, to shareholders of record on May 17, 1995, payable May 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following table identifies (i) the relationship that net income items disclosed in the consolidated condensed financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.


           (i)                                                            (ii)
    Income and Expense                                        Three Months Ended March 31
Items as a Percent of Sales                              ------------------------------------
- ---------------------------                                  1995 to 1994        1994 to 1993
    Three Months Ended                                   ------------------------------------
         March 31                                         Amount of   Percent       Percent
- ---------------------------  Income and                   Increase/     of             of
 1995                1994    Expense Items               (Decrease)    Change        Change
- -------            -------   -------------               ----------  ---------    -----------
100.00%            100.00%   Sales revenue               $9,724,778      26.05%        25.16%
- ------             ------                                ----------  ---------    ----------
 19.61              18.88    Cost of sales                2,180,836      30.94         17.01
 46.31              47.46    Volume incentives            4,075,754      23.00         30.31
 27.73              25.45    SG&A expenses                3,548,339      37.34         16.70
- ------             ------                                ----------  ---------     ---------
 93.65              91.79                                 9,804,929      28.61         23.43
- ------             ------                                ----------  ---------     ---------
  6.35               8.21    Operating income               (80,151)     (2.61)        48.42
- ------             ------                                ----------  ---------     ---------
  0.85               0.39    Interest and other income      252,029     171.86         15.19
 (0.09)               ---    Interest expense               (43,242) (4,794.01)      (100.00)
 (0.28)             (0.56)   Foreign exchange (loss)         84,067      39.83    (17,943.20)
  0.48               0.10    Minority  interest             189,999     529.85        100.00
- ------             ------                                ----------  ---------     ---------
  0.96              (0.07)                                  482,853   1,637.84       (122.94)
- ------             ------                                ----------  ---------     ---------
  7.31               8.14    Income before income taxes     402,702      13.26         38.39
- ------             ------                                ----------  ---------     ---------
  3.03               3.58    Provision for income taxes      89,933       6.73         29.01
- ------             ------                                ----------  ---------     ---------
  4.28%              4.56%   Net income                  $  312,769      18.39%        46.77%
- ------             ------                                ----------  ---------     ---------
- ------             ------                                ----------  ---------     ---------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SALES REVENUE:

     The Company reported record consolidated sales for the three months ended March 31, 1995. Sales revenue for the three months ended March 31, 1995, was $47.1 million compared to $37.3 million in the same period the prior year, an increase of 26 percent.

     Management believes the increase in sales for the three-month period is attributable to the expansion of the Company's independent sales force, a continued increase of consumer awareness and interest in natural health and nutritional products and incentives the Company offers its independent sales force. In addition, the Company's sales revenue growth has been enhanced by its international expansion. Despite a sales decresae of 38 percent in Mexico as a result of the devaluation of the Peso and related economic turmoil, the Company's international operations reported sales revenue of $15.0 million for the three-month period in 1995, an increase of 47 percent compared to the same period in 1994.

     The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers increased to 10,616 at March 31, 1995, from 7,367 at March 31, 1994. The number of Distributors at March 31, 1995, was 262,453 compared to 160,044 at March 31, 1994.


VOLUME INCENTIVES:

     The increase in volume incentives, for the three months ended March 31, 1995, is directly related to the increase in sales revenue. Volume incentives are an integral part of the Company's direct sales marketing program and are payments to independent sales force members for reaching certain levels of sales performance and organizational development. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. Volume incentives decreased approximately one percent, as a percentage of sales for the three-month period ended March 31, 1995, primarily as the result of lower volume incentive payments in the Company's newest operations, Japan and Brazil. Lower volume incentive payments are generally expected initially from newer operations.

     Management expects volume incentives to decrease slightly, as a percent of sales, during the rest of 1995. The decrease is anticipated as the result of increasing sales from Japan and Brazil, which have comparatively lower volume incentive payments.

COST OF GOODS SOLD:

     The Company has experienced a slight increase in cost of goods sold, as a percentage of sales, for the three months ended March 31, 1995, compared to the same period last year. The increase in cost of goods sold, as a percentage of sales, was primarily related to the Company's operations in Mexico, as a result of the recent devaluation in the Mexican peso. Management expects cost of goods sold to decrease slightly as a percent of sales during the rest of 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

      The Company experienced increased selling, general and administrative expenses (SG&A) as a percent of sales during the period ended March 31, 1995, increasing from less than 26 percent to more than 27 percent of sales.

    The increase in SG&A expenses, as a percentage of sales, results primarily from the incremental costs of approximately $2.1 million incurred in the Company's newest operations in Japan and Brazil. Management expects SG&A to decrease slightly, as a percentage of sales, for the entire year as sales increase in both Brazil and Japan in the remainder of 1995.

SUBSIDIARY OPERATIONS:

     Domestic and international sales for the three months ended March 31, 1995, compared to the previous year are as follows:


SALES                               (Dollars in Thousands)
   THREE MONTHS ENDED MARCH 31       1995           1994
   ---------------------------      -------        -------
   DOMESTIC SALES                   $32,057        $27,108
                                    =======        =======
   INTERNATIONAL SALES:
       Mexico                       $ 4,204        $ 6,728
       Colombia                       1,920            767
       Canada                         1,868          1,553
       Japan                          1,549            ---
       Brazil                         1,446            ---
       Venezuela                      1,413            161
       Great Britain                    914            690
       Costa Rica                       808            ---
       Malaysia                         521            140
       Export                           362            190
                                    -------        -------

   TOTAL INTERNATIONAL              $15,005        $10,229
                                    -------        -------
                                    -------        -------

    Domestic and international operating income for the three months ended March 31, 1995, compared to the previous year are as follows:

OPERATING INCOME                    (Dollars in Thousands)
   THREE MONTHS ENDED MARCH 31       1995           1994
                                    ------         ------
   DOMESTIC OPERATING INCOME        $2,201         $1,839
                                    ------         ------
                                    ------         ------

   INTERNATIONAL OPERATING INCOME:
       Mexico                       $   317        $1,393
       Colombia                         296            13
       Canada                            93            18
       Japan                           (513)          ---
       Brazil                          (116)          (35)
       Venezuela                        126          (194)
       Great Britain                     28           (28)
       Costa Rica                       353           ---
       Malaysia                          30           (85)
       Export                           172           146
                                     ------        ------
   TOTAL INTERNATIONAL               $  786        $1,228
                                     ======        ======

    Domestic and international assets as of March 31, 1995, compared to December 31, 1994, balances are as follows:

                                     (Dollars in Thousands)
                                   March 31      December 31
    ASSETS                           1995            1994
                                   --------      -----------
    DOMESTIC ASSETS                $ 36,862          $34,973
                                   --------      -----------
                                   --------      -----------
    INTERNATIONAL ASSETS:
       Mexico                      $  4,874          $ 5,885
       Colombia                       2,271            1,967
       Canada                         1,843            1,598
       Japan                          3,038            2,677
       Brazil                         1,765            1,598
       Venezuela                      1,936            1,635
       Great Britain                  1,192            1,028
       Costa Rica                       685              287
       Malaysia                         831              810
                                   --------      -----------
    TOTAL INTERNATIONAL             $18,435          $17,485
                                   --------      -----------
                                   --------      -----------

BALANCE SHEET

ACCRUED VOLUME INCENTIVES

     Accrued volume incentives increased approximately $1.9 million during the first three months of the year as a direct result of increased sales.

ACCRUED LIABILITIES

     The balance of accrued liabilities increased approximately $1.7 million during the period ended March 31, 1995. The increase in accrued liabilities reflects the increased level of sales and related accruals for sales incentives such as conventions and other travel awards.


INCOME TAXES PAYABLE

     Income taxes payable increased approximately $1.0 million since year end. The increase in income taxes payable is primarily related to the increase in pre-tax income for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased approximately $2.6 million for the three months ended March 31, 1995. The increase in cash is primarily the result of the increased sales and income as well as increases in short-term liabilities.

     The Company acquired approximately $.7 million in machinery, equipment and building improvements during the first three months of 1995 to improve its manufacturing and administrative capabilities. During the period ended March 31, 1995, the Company acquired
approximately  $1.1  million  of  treasury  stock  in  the   market.
Approximately $.6 million was used for the payment of dividends during the first quarter.

     Management believes the Company's stock is an attractive investment and, from time to time pursuant to its previously announced 440,000 share stock buyback program, may utilize a portion of its available cash to purchase up to the remaining balance of 102,210 shares of its stock should market conditions warrant. The Company purchased 94,150 treasury shares during the first quarter of 1995.

     The Company is evaluating the need to expand its domestic manufacturing, inventory and other facilities. The Company may consider long-term financing for these projects in the event that they require significant capital outlays.

    Management believes that future working capital requirements can be internally funded. Management expects cash and investments to increase during 1995, as the result of operations. However, cash and investments may be reduced in the event the Company proceeds with the capital projects mentioned above.

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

    a) No exhibits are required to be filed by Item 601 of Regulation S-K.

    b) No reports were filed on Form 8-K during the quarter for which this report is filed.

Other Items
- -----------

    There were no other items to be reported under Part II of this report.

                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATURE'S SUNSHINE PRODUCTS, INC.

Date: 5/12/95                 /s/ Alan D. Kennedy
      --------------------    -----------------------------------------
                              ALAN D. KENNEDY, President
                              Chief Executive Officer


Date: 5/12/95                 /s/ Douglas Faggioli
      --------------------    -----------------------------------------
                              DOUGLAS FAGGIOLI, Chief Financial Officer