Form 10-Q
period 1995-06-30
NATURES SUNSHINE PRODUCTS INC
filed 1995-08-14
CIK 275053

-------------------------------------------------------------------------
-------------------------------------------------------------------------

                              FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1995

                                OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________to __________________

                     Commission File #0-8707

                 NATURE'S SUNSHINE PRODUCTS, INC.
                    (Exact Name of Registrant)
         Utah                                     87-0327982
-----------------------                 --------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification Number)

                       75 East 1700 South
                       Provo, Utah  84606
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

                 Yes  X                  No
                     ---                    ----

The number of shares of common stock, without par value, outstanding as of July 31, 1995, was 12,169,670.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   (Unaudited)
                                                                       June 30                  December 31
                                                                          1995                         1994
                                                                   -----------                  -----------

ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                   $12,906,462                  $11,200,550
       Accounts receivable, net                                      5,902,348                    4,787,333
       Inventories                                                  18,749,819                   17,277,762
       Notes receivable due from related parties                       345,000                      205,000
       Prepaid expenses and other                                    3,508,084                    3,092,438
                                                                   -----------                  -----------
           Total Current Assets                                     41,411,713                   36,563,083

PROPERTY, PLANT AND
       EQUIPMENT, net                                               10,411,837                    9,918,699

LONG-TERM INVESTMENTS                                                3,034,544                    3,053,156

OTHER ASSETS                                                         2,991,569                    2,922,621
                                                                   -----------                  ------------
                                                                   $57,849,663                  $52,457,559
                                                                   -----------                   -----------
                                                                   -----------                   -----------


                The accompanying notes to the financial statements are an
               integral part of these consolidated condensed balance sheets

                      NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)



                                                                      (Unaudited)
                                                                          June 30                 December 31
                                                                             1995                        1994
                                                                      -----------                 -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Short-term debt                                               $  2,166,497                $  1,533,042
       Accounts payable                                                 3,809,847                   4,472,689
       Accrued volume incentives                                        7,434,561                   5,877,083
       Accrued liabilities                                              7,002,340                   4,818,173
       Income taxes payable                                             1,475,322                   1,064,239
                                                                     ------------                ------------
           Total Current Liabilities                                   21,888,567                  17,765,226
                                                                     ------------                ------------
DEFERRED INCOME TAXES                                                     742,767                     971,434
                                                                     ------------                ------------
MINORITY INTEREST                                                         194,879                     441,684
                                                                     ------------                ------------
SHAREHOLDERS' EQUITY:
       Common stock, no par value, 20,000,000 shares
           authorized; 13,278,544 shares issued                        29,987,943                  29,849,452
       Retained earnings                                               13,547,818                   9,778,478
       Treasury stock, at cost, 1,117,894 and 1,033,278
           shares at June 30, 1995 and December 31,
           1994, respectively                                         (5,022,685)                 (3,742,495)
       Receivables due from related parties                             (365,477)                   (404,804)
       Cumulative translation adjustments                             (3,124,149)                 (2,201,416)
                                                                     ------------                 -----------
           Total Shareholders' Equity                                  35,023,450                 33,279,215
                                                                     ------------                 -----------
                                                                      $57,849,663                $52,457,559
                                                                     ------------               -------------
                                                                     ------------               -------------


                 The accompanying notes to the financial statements are an
                integral part of these consolidated condensed balance sheets.

                       NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                                              Three Months Ended
                                                                                   June 30
                                                                   ------------------------------------------
                                                                                 (Unaudited)
                                                                      1995                           1994
                                                                   -----------                    -----------
SALES REVENUE                                                      $50,725,319                    $38,312,202
                                                                   -----------                    -----------
COSTS AND EXPENSES:
       Cost of goods sold                                            9,523,314                      7,508,340
       Volume incentives                                            23,104,274                     17,839,741
       Selling, general and administrative                          13,446,072                      9,358,762
                                                                   -----------                     ----------
                                                                     6,073,660                     34,706,843
                                                                   -----------                     ----------
OPERATING INCOME                                                     4,651,659                      3,605,359
                                                                   -----------                     ----------
OTHER INCOME (EXPENSE):
       Interest and other income                                       498,489                        354,657
       Interest expense                                                (52,871)                            ---
       Foreign exchange loss, net                                      (85,845)                       (55,659)
       Minority interest                                                20,947                         77,266
                                                                    ----------                      ---------
                                                                       380,720                        376,264
                                                                    ----------                      ---------
INCOME BEFORE INCOME TAXES                                           5,032,379                      3,981,623

PROVISION FOR INCOME TAXES                                           2,060,151                      1,744,748
                                                                    ----------                      ---------
NET INCOME                                                          $2,972,228                     $2,236,875
                                                                    ----------                     ----------
                                                                    ----------                     ----------
NET INCOME PER COMMON SHARE                                              $0.24                          $0.18
                                                                    ----------                     ----------
                                                                    ----------                     ----------
WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                    12,419,242                     12,534,343
                                                                    ----------                     ----------
                                                                    ----------                     ----------


             The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

                           NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                             Six Months Ended
                                                                                 June 30
                                                                   ------------------------------------------
                                                                               (Unaudited)
                                                                      1995                           1994
                                                                   -----------                    -----------
SALES REVENUE                                                      $97,787,079                    $75,649,184
                                                                   -----------                    -----------
COSTS AND EXPENSES:
       Cost of goods sold                                           18,752,687                     14,556,877
       Volume incentives                                            44,897,802                     35,557,515
       Selling, general and administrative                          26,497,881                     18,862,232
                                                                   -----------                     ----------
                                                                    90,148,370                      8,976,624
                                                                   -----------                     ----------
OPERATING INCOME                                                     7,638,709                      6,672,560
                                                                   -----------                     ----------
OTHER INCOME (EXPENSE):
       Interest and other income                                       897,165                        500,402
       Interest expense                                                (97,015)                            ---
       Foreign exchange loss, net                                     (212,863)                      (266,744)
       Minority interest                                               246,805                        113,125
                                                                   -----------                     ----------
                                                                       834,092                        346,783
                                                                   -----------                     ----------
INCOME BEFORE INCOME TAXES                                           8,472,801                      7,019,343

PROVISION FOR INCOME TAXES                                           3,486,686                      3,081,350
                                                                   -----------                     ----------
NET INCOME                                                          $4,986,115                     $3,937,993
                                                                   -----------                     ----------
                                                                   -----------                     ----------


NET INCOME PER COMMON SHARE                                              $0.40                          $0.31
                                                                   -----------                     ----------
                                                                   -----------                     ----------
WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                    12,411,308                     12,530,602
                                                                   -----------                     ----------
                                                                   -----------                     ----------


          The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

                        NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended
                                                                                 June 30
                                                                    ------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                               (Unaudited)
                                                                        1995                           1994

                                                                    -----------                      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Cash received from sales revenue                              $96,631,728                    $75,165,565
       Cash paid as volume incentives                                (43,340,324)                   (35,247,158)
       Cash paid to suppliers and employees                          (45,602,935)                   (32,671,106)
       Interest paid                                                     (97,015)                            ---
       Interest received                                                 724,638                        398,150
       Income taxes paid                                              (2,716,700)                    (1,609,700)
                                                                     ------------                    -----------
             Net Cash Provided by Operating Activities                 5,599,392                       6,035,751
                                                                     ------------                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                           (1,710,118)                    (1,939,919)
       Purchase of other assets                                          (11,700)                    (1,735,688)
       Investments in subsidiaries                                      (246,805)                       813,336
       Payments received on long-term receivables                         67,752                         98,426
       Short-term related party receivables, net                        (330,673)                       130,898
       Proceeds from sale of assets                                      257,566                            ---
       Purchase (sale) of long-term investments, net                      18,612                       (460,598)
                                                                      -----------                    -----------
             Net Cash Used in Investing Activities                    (1,955,366)                    (3,093,545)
                                                                      -----------                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of cash dividends                                      (1,220,683)                    (1,114,715)
       Purchase of treasury stock                                     (1,297,981)                            ---
       Proceeds from short-term debt, net                                633,455                             ---
       Issuance of treasury stock                                             ---                        200,003
       Proceeds from exercise of stock options                           160,190                         158,744
                                                                      -----------                     ----------
             Net Cash Used in Financing Activities                    (1,725,019)                      (755,968)
                                                                      -----------                     ----------

EFFECT OF EXCHANGE RATES ON CASH                                        (213,095)                      (149,334)
                                                                      -----------                     ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                         1,705,912                      2,036,904

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                11,200,550                      8,666,915
                                                                      -----------                      ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                     $12,906,462                    $10,703,819
                                                                     -----------                    -----------
                                                                     -----------                    -----------


          The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of cash flows.

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED) Reconciliation of Net Income to Net Cash Provided by Operating Activities

                                                                                      Six Months Ended
                                                                                           June 30
                                                                           -----------------------------------------
                                                                                         (Unaudited)
                                                                              1995                           1994
                                                                           ----------                     ----------
NET INCOME                                                                   $4,986,115                    $3,937,993
                                                                            -----------                    ----------
       Bad debt expense                                                          19,954                       566,150
       Depreciation and amortization                                          1,216,980                     1,324,665
       Increase in accounts receivable                                       (1,134,969)                     (885,277)
       Increase in inventories                                               (1,472,057)                     (638,629)
       Increase in prepaid expenses and other assets                           (568,212)                     (408,021)
       Increase in income taxes payable                                         411,083                       878,712
       Increase in accrued liabilities and volume incentives                  3,741,645                     1,122,780
       Increase (decrease) in accounts payable                                 (662,842)                      375,878
       Decrease in deferred income taxes                                       (228,667)                       (3,071)
       Cumulative translation adjustments                                      (709,638)                     (235,429)
                                                                             -----------                   ----------
            Total Adjustments                                                   613,277                     2,097,758
                                                                             -----------                   ----------
                 Net Cash Provided by Operating Activities                   $5,599,392                    $6,035,751
                                                                             -----------                   ----------
                                                                             -----------                   ----------



            The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of cash flows.

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

(2)    INVENTORIES

       Inventories consist of:

                                                            (Unaudited)
                                                              June 30                December 31
                                                                 1995                    1994
                                                           -------------             ------------
       Raw materials                                        $  6,297,593              $ 6,124,791
       Work in process                                         1,089,893                1,303,024
       Finished goods                                         11,362,333                9,849,947
                                                            ------------              -----------

                                                             $18,749,819              $17,277,762
                                                            ------------              -----------
                                                            ------------              -----------



               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


(3)  EARNINGS PER SHARE

       Outstanding stock options are considered common stock equivalents and are included in the computation of primary earnings per share.

       As of June 30, 1995, the Company had a total of 1,416,129 options outstanding. The options were all granted at market prices, which vary from $2.69 to $13.25 per share.

(4)  QUARTERLY CASH DIVIDENDS

       The Company has declared 28 consecutive quarterly cash dividends. The most recent quarterly cash dividend of $.05 per common share was declared on August 8, 1995, to shareholders of record on August 18, 1995, payable August 29, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following table identifies (i) the relationship that net income items disclosed in the consolidated condensed financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.



              (i)                                                                           (ii)
    Income and Expense                                                            Three Months Ended June 30
                                                                      -------------------------------------------------
 Items as a Percent of Sales                                                     1995 to 1994             1994 to 1993
-----------------------------                                          ------------------------------     -------------
    Three Months Ended                                                  Amount of           Percent          Percent
            June 30               Income and                            Increase/             of               of
----------------------------
     1995              1994       Expense Items                         (Decrease)          Change           Change
----------          ------      -------------                          -----------         --------          --------
 100.00%            100.00%     Sales revenue                         $12,413,117           32.40%           21.15%
---------           -------                                           -----------         -------           -------

  18.77             19.60      Cost of sales                            2,014,974           26.84            28.82
  45.55             46.56      Volume incentives                        5,264,533           29.51            19.94
  26.51             24.43      SG&A expenses                            4,087,310           43.67            21.14
--------           -------                                            -----------         -------           -------

  90.83             90.59                                              11,366,817           32.75            22.09
--------           -------                                            -----------         -------           -------

   9.17              9.41      Operating income                         1,046,300           29.02            12.81
--------           -------                                            -----------         -------           -------

   0.98              0.93      Interest and other income                  143,832           40.56           161.04
  (0.10)              ---      Interest expense                           (52,871)         (100.00)            --
  (0.17)            (0.14)     Foreign exchange loss                      (30,186)          (54.23)       (7,242.88)
   0.04              0.20      Minority interest                          (56,319)          (72.89)          302.51
--------           -------                                            -----------         -------           -------

   0.75              0.99                                                  4,456            1.18           143.85
--------           -------                                           -----------         -------           -------
   9.92             10.39      Income before income taxes              1,050,756           26.39            18.84
--------           -------
   4.06              4.55      Provision for income taxes                315,403           18.08            25.91
--------           -------                                           -----------         -------           -------
   5.86%             5.84%     Net income                            $   735,353           32.87%           13.86%
--------           -------                                           -----------         -------           -------
--------           -------                                           -----------         -------           -------


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

SUMMARY
The following table identifies (i) the relationship that net income items disclosed in the consolidated condensed financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.


              (i)                                                                           (ii)
    Income and Expense                                                             Six Months Ended June 30
                                                                      -------------------------------------------------
 Items as a Percent of Sales                                                     1995 to 1994             1994 to 1993
 ----------------------------                                          ------------------------------     -------------
      Six Months Ended                                                  Amount of           Percent          Percent
            June 30               Income and                            Increase/             of               of
 ---------------------------
     1995              1994       Expense Items                         (Decrease)          Change           Change
 ----------          ------      -------------                          -----------         --------          --------
   100.00%           100.00%     Sales revenue                         $22,137,895          29.26%            23.10%
 ---------           -------                                           -----------         ------       ------------

    19.18             19.24      Cost of sales                           4,195,810          28.82             22.82
    45.91             47.00      Volume incentives                       9,340,287          26.27             24.89
    27.10             24.94      SG&A expenses                           7,635,649          40.48             18.86
 ---------           -------                                           -----------         ------       ------------

    92.19             91.18                                             21,171,746          30.69             22.75
 ---------           -------                                           -----------         ------       ------------
     7.81              8.82      Operating income                          966,149          14.48             26.79
 ---------           -------                                           -----------         ------       ------------

     0.92              0.66      Interest and other income                 396,763          79.29             90.14
    (0.10)              ---      Interest expense                          (97,015)         100.00               ---
    (0.22)            (0.35)     Foreign exchange loss                      53,881         (20.20)       (62,863.29)
     0.25              0.15      Minority interest                         133,680         118.17            489.32
 ---------           -------                                           -----------         ------       ------------

     0.85              0.46                                                487,309         140.52             22.63
 ---------           -------                                           -----------         ------       ------------

     8.66              9.28      Income before income taxes              1,453,458          20.71             26.58
 ---------           -------

     3.56              4.07      Provision for income taxes                405,336          13.15             27.23
 ---------           -------                                           -----------         ------       ------------

     5.10%             5.21%     Net income                            $ 1,048,122          26.62%            26.07%
 ---------           -------                                           -----------         ------       ------------
 ---------           -------                                           -----------         ------       ------------



                     MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
SALES REVENUE:

       The Company reported record consolidated sales for the three and six months ended June 30, 1995. Sales revenue for the three and six months ended June 30, 1995, was $50.7 million and $97.8 million compared to $38.3 million and $75.6 million, an increase of 32 percent and 29 percent for the three and six months, respectively.

       Management believes the increase in sales for the three- and six-month periods is attributable to the expansion of the Company's independent sales force, a continued increase of consumer awareness and interest in natural health and nutritional products and incentives the Company offers its independent sales force. In addition, the Company's sales revenue growth has been enhanced by its international expansion. Despite a sales decrease of 47 percent in Mexico as a result of the devaluation of the Peso and related economic turmoil, the Company's international operations reported sales revenue of $32.1 million for the six months ended June 30, 1995, an increase of 45 percent compared to the same period in 1994.

       The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers increased to 10,396 at June 30, 1995, from 7,928 at June 30, 1994. The number of Distributors at June 30, 1995, was 280,830 compared to 172,420 at June 30, 1994.

VOLUME INCENTIVES:

       The dollar increase in volume incentives, for the three and six months ended June 30, 1995, is directly related to the increase in sales revenue. Volume incentives are an integral part of the Company's direct sales marketing program and are payments to independent sales force members for reaching certain levels of sales performance and organizational development. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. Volume incentives decreased approximately one percent, as a percentage of sales for the three-and six-month period ended June 30, 1995, compared to the same periods of 1994, primarily as the result of lower volume incentive payments in the Company's newest operations, Japan and Brazil. Lower volume incentive payments are generally expected from newer operations.

       Management expects volume incentives to decrease slightly, as a percent of sales, during the rest of 1995. The decrease is anticipated as the result of increasing sales from Japan and Brazil, which have comparatively lower volume incentive payments.

COST OF GOODS SOLD:

       The Company has experienced a slight decrease in cost of goods sold, as a percentage of sales, for the three months ended June 30, 1995, compared to the same period last year. The decrease in cost of goods sold, as a percentage of sales, was primarily related to increased efficiencies in the Company's manufacturing operations. Management expects cost of goods sold to decrease slightly as a percent of sales during the rest of 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

       The Company experienced increased selling, general and administrative expenses (SG&A) as a percent of sales during the three- and six-month periods ended June 30, 1995, increasing from less than 25 percent in 1994 to more than 26 percent and 27 percent of sales for the three and six months ended June 30, 1995, respectively.

       The increase in SG&A expenses, as a percentage of sales, results primarily from the incremental costs of approximately $3.9 million for the six months ended June 30, 1995, incurred in the Company's newest operations in Japan and Brazil. Management expects SG&A to decrease from current levels, as a percentage of sales, for the entire year as sales increase in both Brazil and Japan in the remainder of 1995.

SUBSIDIARY OPERATIONS:

       Domestic and international sales for the six months ended June 30, 1995, compared to the previous year are as follows:





SALES                                             (Dollars in Thousands)
       SIX MONTHS ENDED JUNE 30                    1995          1994
       ------------------------                 -------        --------
       DOMESTIC                                  $65,664        $53,539
                                                 -------       --------
                                                 -------       --------

       INTERNATIONAL:
            Mexico                              $  7,210        $13,504
            Japan                                  4,304            102
            Colombia                               4,181          1,742
            Venezuela                              3,977            727
            Canada                                 3,825          3,318
            Brazil                                 3,219             98
            Great Britain                          1,829          1,508
            Costa Rica                             1,687            ---
            Malaysia                               1,100            426
            Export                                   791            685
                                                 -------       --------

       TOTAL INTERNATIONAL                       $32,123        $22,110
                                                 -------       --------
                                                 -------       --------


       Domestic and international operating income for the six months ended June 30, 1995, compared to the previous year are as follows:

OPERATING INCOME                                    (Dollars in Thousands)
       SIX MONTHS ENDED JUNE 30                     1995           1994
       ------------------------                   -------         ------
       DOMESTIC                                    $5,140         $4,594
                                                  -------         ------
                                                  -------         ------
       INTERNATIONAL:
            Mexico                                 $  311         $2,305
            Japan                                    (595)          (134)
            Colombia                                  782             73
            Venezuela                                 741          (195)
            Canada                                    183             48
            Brazil                                    (10)          (147)
            Great Britain                              37            (23)
            Costa Rica                                611            ---
            Malaysia                                   94           (117)
            Export                                    345            269
                                                   ------         ------
       TOTAL INTERNATIONAL                         $2,499          2,079
                                                   ------         ------
                                                   ------         ------

       Domestic and international assets as of June 30, 1995, compared to December 31, 1994, balances are as follows:


                                                     (Dollars in Thousands)
                                                    June 30     December 31
       ASSETS                                        1995          1994
                                                   -------     -----------

       DOMESTIC                                     $35,697       $34,973
                                                    -------      --------
                                                    -------      --------

       INTERNATIONAL:
            Mexico                                  $ 4,733       $ 5,885
            Japan                                     4,022         2,677
            Colombia                                  2,920         1,967
            Venezuela                                 3,358         1,635
            Canada                                    1,407         1,598
            Brazil                                    2,422         1,598
            Great Britain                             1,167         1,028
            Costa Rica                                1,102           287
            Malaysia                                  1,022           810
                                                    -------      --------
       TOTAL INTERNATIONAL                          $22,153       $17,485
                                                    -------      --------
                                                    -------      --------

                                          15

BALANCE SHEET

ACCOUNTS RECEIVABLE

       Accounts receivable increased approximately $1.1 million during the period ended June 30, 1995. The increase in receivables is related to the Company's growing international operations.

INVENTORIES

       Inventories increased approximately $1.5 million during the first six months of 1995. The increase in inventories is primarily related to the increase in sales. Sales increased 29 percent, during the six months ended June 30, 1995, while inventories only increased 9 percent.

ACCRUED VOLUME INCENTIVES

       Accrued volume incentives increased approximately $1.6 million during the first six months of the year as a direct result of increased sales.

ACCRUED LIABILITIES

       The balance of accrued liabilities increased approximately $2.2 million during the six months ended June 30, 1995. The increase in accrued liabilities reflects the increased level of sales and related accruals for sales incentives such as conventions and other travel awards.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents increased approximately $1.7 million for the six months ended June 30, 1995. The increase in cash and cash equivalents is primarily the result of the increased sales and income as well as increases in short-term liabilities.

       The Company acquired approximately $1.7 million in machinery, equipment and building improvements during the first six months of 1995 to improve its manufacturing and administrative capabilities. During the period ended June 30, 1995, the Company acquired approximately $1.3 million of treasury stock in the market. Approximately $1.2 million was used for the payment of dividends during the first quarter.

       Management believes the Company's stock is an attractive investment and, from time to time pursuant to its previously announced 440,000 share stock buyback program, may utilize a portion of its available cash to purchase up to the remaining balance of approximately 81,000 shares of its stock should market conditions warrant. The Company purchased approximately 115,000 treasury shares during the first half of 1995.

       During the period ended June 30, 1995, the Company advanced $120,000 to one of its officers on a short-term basis at an interest rate of 9 percent. The loan was repaid with applicable interest shortly after the end of the second quarter. The Company also advanced $250,000 to one of its key employees. The loan is collateralized and is to be repaid in monthly installments over a two-year period with an interest rate of 9 percent.

       The Company is evaluating the need to expand its domestic manufacturing, inventory and other facilities. The Company may consider long-term financing for these projects in the event that they require significant capital outlays.

       Management believes that future working capital requirements can be internally funded. Management expects cash and investments to increase during the remainder of 1995, primarily resulting from operations. However, cash and investments may be reduced in the event the Company proceeds with the capital projects mentioned above.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
       a)   No exhibits are required to be filed by Item 601 of Regulation S-K.
       b) No reports were filed on Form 8-K during the quarter for which this report is filed.

OTHER ITEMS
       There were no other items to be reported under Part II of this report.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NATURE'S SUNSHINE PRODUCTS, INC.


Date: August 11, 1995                     /s/ WILLIAM E. SPEARS
     -------------------            -------------------------------------
                                              WILLIAM E. SPEARS
                                           Chief Operating Officer

Date: August 11, 1995                    /s/ DOUGLAS FAGGIOLI
     --------------------            --------------------------------------
                                     DOUGLAS FAGGIOLI, Chief Financial Officer