Form 10-Q
period 1995-09-30
NATURES SUNSHINE PRODUCTS INC
filed 1995-10-31
CIK 275053

=======================================================================
                              FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

(Mark One)

        /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1995

                                 OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________to __________________

                       Commission File #0-8707

                  NATURE'S SUNSHINE PRODUCTS, INC.
                     (Exact Name of Registrant)

            Utah                              87-0327982
(State of Incorporation)     (I.R.S. Employer Identification Number)

                         75 East 1700 South
                         Provo, Utah  84606
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

                     Yes   X       No
                          ---        -----

The number of shares of common stock, without par value, outstanding as of October 30, 1995, was 12,263,057.

=======================================================================

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS

                                           (Unaudited)
                                           September 30       December 31
                                               1995               1994
                                           ------------       -----------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents               $16,126,854       $11,200,550
   Accounts receivable, net                  6,355,808         4,787,333
   Inventories                              20,023,437        17,277,762
   Notes receivable due from related
    parties                                    320,676           205,000
   Prepaid expenses and other                3,857,407         3,092,438
                                           -----------       -----------
      Total Current Assets                  46,684,182        36,563,083

PROPERTY, PLANT AND EQUIPMENT, net          10,261,984         9,918,699

LONG-TERM INVESTMENTS                        2,698,266         3,053,156

OTHER ASSETS                                 2,417,700         2,922,621
                                           -----------       -----------
                                           $62,062,132       $52,457,559
                                           -----------       -----------
                                           -----------       -----------


      The accompanying notes to the financial statements are an integral part of these consolidated condensed balance sheets.

          NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

                                           (Unaudited)
                                           September 30       December 31
                                               1995               1994
                                           ------------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                           $ 2,199,562      $ 1,533,042
   Accounts payable                            4,230,151        4,472,689
   Accrued volume incentives                   8,091,401        5,877,083
   Accrued liabilities                         6,563,150        4,818,173
   Income taxes payable                        1,553,385        1,064,239
                                             -----------      -----------
      Total Current Liabilities               22,637,649       17,765,226
                                             -----------      -----------
DEFERRED INCOME TAXES                            578,522          971,434
                                             -----------      -----------
MINORITY INTEREST                                    ---          441,684
                                             -----------      -----------
SHAREHOLDERS' EQUITY:
   Common stock, no par value, 20,000,000
    shares authorized; 13,278,544 shares
    issued                                    31,158,413       29,849,452
   Retained earnings                          16,240,740        9,778,478
   Treasury stock, at cost, 1,018,567 and
    1,033,278 shares at September 30, 1995,
    and December 31, 1994, respectively       (4,947,438)      (3,742,495)
   Receivables due from related parties         (297,787)        (404,804)
   Cumulative translation adjustments         (3,307,967)      (2,201,416)
                                             -----------      -----------
      Total Shareholders' Equity              38,845,961       33,279,215
                                             -----------      -----------
                                             $62,062,132      $52,457,559
                                             -----------      -----------
                                             -----------      -----------

      The accompanying notes to the financial statements are an integral part of these consolidated condensed balance sheets.

          NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                              Three Months Ended
                                                 September 30
                                             --------------------
                                                 (Unaudited)
                                             1995          1994
                                          -----------   -----------
SALES REVENUE                             $53,163,688   $41,003,141
                                          -----------   -----------
COSTS AND EXPENSES:
    Cost of goods sold                      9,816,922     7,917,100
    Volume incentives                      24,222,291    18,689,624
    Selling, general and administrative    13,859,872    10,930,139
                                          -----------   -----------
                                           47,899,085    37,536,863
                                          -----------   -----------
OPERATING INCOME                            5,264,603     3,466,278
                                          -----------   -----------
OTHER INCOME (EXPENSE):
    Interest and other income                 451,261         8,140
    Interest expense                          (48,858)      (31,617)
    Foreign exchange gain (loss), net        (262,686)       10,084
    Minority interest                         311,997       205,247
                                          -----------   -----------
                                              451,714       191,854
                                          -----------   -----------
INCOME BEFORE INCOME TAXES                  5,716,317     3,658,132

PROVISION FOR INCOME TAXES                  2,410,686     1,436,966
                                          -----------   -----------
NET INCOME                                $ 3,305,631   $ 2,221,166
                                          -----------   -----------
                                          -----------   -----------
NET INCOME PER COMMON SHARE               $      0.26   $      0.18
                                          -----------   -----------
                                          -----------   -----------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 12,679,602    12,508,616
                                          -----------   -----------
                                          -----------   -----------

 The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

          NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                           Nine Months Ended
                                              September 30
                                          --------------------
                                              (Unaudited)
                                          1995            1994
                                       -----------     -----------
SALES REVENUE                          $150,950,767   $116,652,325
                                       ------------   ------------
COSTS AND EXPENSES:
    Cost of goods sold                   28,569,609     22,473,977
    Volume incentives                    69,120,093     54,247,139
    Selling, general and administrative  40,357,753     29,792,371
                                       ------------   ------------
                                        138,047,455    106,513,487
                                       ------------   ------------
OPERATING INCOME                         12,903,312     10,138,838
                                       ------------   ------------
OTHER INCOME (EXPENSE):
    Interest and other income             1,348,426        508,563
    Interest expense                       (145,873)       (31,638)
    Foreign exchange loss, net             (475,549)      (256,660)
    Minority interest                       558,802        318,372
                                       ------------   ------------
                                          1,285,806        538,637
                                       ------------   ------------
INCOME BEFORE INCOME TAXES               14,189,118     10,677,475

PROVISION FOR INCOME TAXES                5,897,372      4,518,316
                                       ------------   ------------
NET INCOME                             $  8,291,746   $  6,159,159
                                       ------------   ------------
                                       ------------   ------------
NET INCOME PER COMMON SHARE            $       0.66   $       0.49
                                       ------------   ------------
                                       ------------   ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               12,518,910     12,523,634
                                       ------------   ------------
                                       ------------   ------------

 The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

          NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                       September 30
                                                   --------------------
                                                       (Unaudited)
                                                   1995            1994
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from sales revenue           $148,976,972   $115,487,111
     Cash paid as volume incentives              (66,905,775)   (51,601,269)
     Cash paid to suppliers and employees        (70,453,116)   (53,433,536)
     Income taxes paid                            (4,343,987)    (2,504,700)
     Interest received                             1,278,197        408,938
     Interest paid                                  (145,873)       (31,638)
                                                ------------   ------------
        Net Cash Provided by Operating
         Activities                                8,406,418      8,324,906
                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (2,271,986)    (2,152,655)
     Purchase of other assets                        (80,205)    (2,400,083)
     Investments in subsidiaries                    (558,802)       608,089
     Payments received on long-term receivables      343,485        327,475
     Short-term related party receivables, net      (113,659)       194,247
     Proceeds from sale of assets                    257,566            ---
     Sale (purchase) of long-term investments,
      net                                           354,890       (394,289)
                                                ------------   ------------
        Net Cash Used in Investing Activities     (2,068,711)    (3,817,216)
                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of cash dividends                    (1,833,392)    (1,671,997)
     Purchase of treasury stock                   (1,297,981)      (206,147)
     Short-term borrowing                            666,520      1,010,000
     Tax benefit from exercise of stock options      635,108            ---
     Issuance of treasury stock                          ---        200,002
     Proceeds from exercise of stock options         770,799        169,372
                                                ------------   ------------
        Net Cash Used in Financing Activities     (1,058,946)      (498,770)
                                                ------------   ------------
EFFECT OF EXCHANGE RATES ON CASH                    (352,457)      (120,907)
                                                ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS          4,926,304      3,888,013

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                              11,200,550      8,666,915
                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                  $ 16,126,854   $ 12,554,928
                                                ------------   ------------
                                                ------------   ------------


 The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of cash flows.

           NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
Reconciliation of Net Income to Net Cash Provided by Operating Activities

                                                    Nine Months Ended
                                                       September 30
                                                   --------------------
                                                       (Unaudited)
                                                   1995            1994
                                                ----------      ----------
NET INCOME                                      $8,291,746      $6,159,159
                                                ----------      ----------
    Bad debt expense                               219,954         566,150
    Depreciation and amortization                2,075,342       1,691,770
    Increase in accounts receivable, net        (1,588,429)     (1,574,329)
    Increase in inventories                     (2,745,675)     (2,298,307)
    (Increase) decrease in prepaid expenses
     and other assets                             (905,417)        711,485
    Increase in income taxes payable               489,146       1,001,410
    Increase in accrued liabilities and volume
     incentives                                  3,959,295       1,483,006
    (Decrease) increase in accounts payable       (242,538)        934,552
    Decrease in deferred income taxes             (392,912)        (55,072)
    Cumulative translation adjustments            (754,094)       (294,918)
                                                ----------      ----------
      Total Adjustments                            114,672       2,165,747
                                                ----------      ----------
        Net Cash Provided by Operating
         Activities                             $8,406,418      $8,324,906
                                                ----------      ----------
                                                ----------      ----------

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

     Weighted  average shares outstanding and all per share  amounts included  in  the  consolidated condensed financial statements  have been adjusted to reflect the ten percent stock dividend effected  in

February of 1995.

     It  is  suggested that these condensed financial statements  be read  in  conjunction with the financial statements  and  the  notes thereto included in the Company's latest Annual Report on Form 10-K.

(2) INVENTORIES

    Inventories consist of:

                               (Unaudited)
                               September 30    December 31
                                   1995            1994
                               -----------     -----------
    Raw materials              $ 6,858,376     $ 6,124,791
    Work in process              1,085,197       1,303,024
    Finished goods              12,079,864       9,849,947
                               -----------     -----------
                               $20,023,437     $17,277,762
                               -----------     -----------
                               -----------     -----------

          NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


(3)  EARNINGS PER SHARE

      Outstanding   stock  options  are  considered   common   stock

equivalents and are included in the computation of primary  earnings per share.

     As  of September 30, 1995, the Company had a total of 1,291,703 options outstanding.  The options were all granted at market prices,

which vary from $2.69 to $13.25 per share.


(4)  QUARTERLY CASH DIVIDENDS

      The   Company  has  declared  28  consecutive  quarterly  cash

dividends.  The  most  recent quarterly cash dividend  of  $.05  per common  share  was  declared on August 8, 1995, to  shareholders  of record on August 18, 1995, and was paid August 29, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following table identifies (i) the relationship that net income items disclosed in the consolidated condensed financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.

            (i)                                                             (ii)
    Income and Expense                                         Three Months Ended September 30
Items as a Percent of Sales                                --------------------------------------
---------------------------                                       1995 to 1994       1994 to 1993
    Three Months Ended                                     ------------------------  ------------
       September 30                                         Amount of       Percent     Percent
---------------------------    Income and                   Increase/         of          of
    1995          1994         Expense Items                (Decrease)      Change      Change
   -------       -------       -------------               -----------      ------      ------
   100.00%       100.00%       Sales revenue               $12,160,547       29.66%     26.34%
   -------       -------                                   -----------   ----------  ---------
    18.47         19.31        Cost of sales                 1,899,822       24.00      25.90
    45.56         45.58        Volume incentives             5,532,667       29.60      23.61
    26.07         26.66        SG&A expenses                 2,929,733       26.80      42.75
   -------       -------                                   -----------   ----------  ---------
    90.10         91.55                                     10,362,222       27.61      29.14
   -------       -------                                   -----------   ----------  ---------
     9.90          8.45        Operating income              1,798,325       51.88       2.29
   -------       -------                                   -----------   ----------  ---------
     0.85          0.03        Interest and other income       443,121    5,443.75     (95.52)
    (0.09)        (0.08)       Interest expense                (17,241)     (54.53)  2,590.81
    (0.50)         0.02        Foreign exchange loss          (272,770)  (2,704.98)    119.15
     0.59          0.50        Minority interest               106,750       52.01     923.78
   -------       -------                                   -----------   ----------  ---------
     0.85          0.47                                        259,860      135.45      29.72
   -------       -------                                   -----------   ----------  ---------
    10.75          8.92        Income before income taxes    2,058,185       56.26       3.44
   -------       -------
     4.53          3.50        Provision for income taxes      973,720       67.76       0.53
   -------       -------                                   -----------   ----------  ---------
     6.22%         5.42%       Net income                  $ 1,084,465       48.82%      5.41%
   -------       -------                                   -----------   ----------  ---------
   -------       -------                                   -----------   ----------  ---------


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

SUMMARY

The following table identifies (i) the relationship that net income items disclosed in the consolidated condensed financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.


            (i)                                                             (ii)
    Income and Expense                                          Nine Months Ended September 30
Items as a Percent of Sales                                --------------------------------------
---------------------------                                       1995 to 1994       1994 to 1993
    Three Months Ended                                     ------------------------  ------------
       September 30                                         Amount of       Percent     Percent
---------------------------    Income and                   Increase/         of          of
    1995          1994         Expense Items                (Decrease)      Change      Change
   -------       -------       -------------               -----------      ------      ------
   100.00%       100.00%       Sales revenue               $34,298,442       29.40%     24.22%
   -------       -------                                   -----------   ----------  ---------
    18.93         19.27        Cost of sales                 6,095,632       27.12      23.89
    45.78         46.50        Volume incentives            14,872,954       27.42      24.45
    26.74         25.54        SG&A expenses                10,565,382       35.46      26.64
   -------       -------                                   -----------   ----------  ---------
    91.45         91.31                                     31,533,968       29.61      24.93
   -------       -------                                   -----------   ----------  ---------
     8.55          8.69        Operating income              2,764,474       27.27      17.19
   -------       -------                                   -----------   ----------  ---------
     0.89          0.44        Interest and other income       839,863      165.14      14.32
    (0.10)        (0.03)       Interest expense               (114,235)    (361.07)  2,592.60
    (0.31)        (0.22)       Foreign exchange loss          (218,889)     (85.28)    391.40
     0.37          0.27        Minority interest               240,430       75.52     711.26
   -------       -------                                   -----------   ----------  ---------
     0.85          0.46                                        747,169      138.71      25.06
   -------       -------                                   -----------   ----------  ---------
     9.40          9.15        Income  before income taxes   3,511,643       32.89      17.57
   -------       -------
     3.91          3.87        Provision for income taxes    1,379,056       30.52      17.32
   -------       -------                                   -----------   ----------  ---------
     5.49%         5.28%       Net income                  $ 2,132,587       34.62%     17.75%
   -------       -------                                   -----------   ----------  ---------
   -------       -------                                   -----------   ----------  ---------


                MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SALES REVENUE:

     The Company reported record consolidated sales revenue for both the  three and nine months ended  September 30, 1995.  Sales revenue for  the  three and nine months ended September 30, 1995, was  $53.2 million  and  $151.0  million compared to $41.0 million  and  $116.7 million  the  prior year, an increase of 30 percent and 29  percent,

respectively.

     Management  believes the increase in sales for the  three-  and nine-month periods is attributable to the expansion of the Company's independent  sales  force, continued increase of consumer  awareness

and   interest  in  natural  health  and  nutritional  products  and

incentives  the  Company  offers its independent  sales  force.   In

addition,  the Company's sales revenue growth has been  enhanced  by international expansion.  Despite a sales decrease of 46 percent  in the  Company's operations in Mexico, resulting from the  devaluation

of   the   Peso   and  related  economic  turmoil,   the   Company's

international operations reported sales revenue of $50.8 million for

the  nine  months  ended    September 30, 1995, an  increase  of  45

percent compared to the same period in 1994.

     The Company's independent sales force consists of Managers  and

Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may  attain  the  rank of "Manager."  Appointment as  a  Manager  is

dependent   upon  attaining  certain  purchase  volume  levels   and

demonstrating   leadership  abilities.   The  number   of   Managers

increased  to 11,517 at September 30, 1995, from 8,093 at  September

30,  1994.   The number of Distributors at September 30,  1995,  was

325,711 compared to 180,089 at September 30, 1994.

VOLUME INCENTIVES:

    The dollar increase in volume incentives, for the three and nine

months ended                 September 30, 1995, is directly related

to the increase in sales revenue.  Volume incentives are an integral part  of  the  Company's  direct sales  marketing  program  and  are payments  to  independent sales force members for  reaching  certain levels  of sales performance and organizational development.  Volume incentives vary slightly, on a percentage basis, by product  due  to

the   Company's  pricing  policies.   Volume  incentives   decreased

approximately  one percent, as a percentage of sales for  the  nine-

month  period ended September 30, 1995, compared to the same  period of  1994, primarily as the result of lower volume incentive payments in  the Company's newest operations, Japan and Brazil.  Lower volume incentive payments are generally expected from newer operations.

     Management expects volume incentives to show a slight decrease,

as a percent of sales, for the year ending December 31, 1995.


COST OF GOODS SOLD:

     The  Company has experienced a slight decrease in cost of goods sold, as a percentage of sales, for the three months ended September

30,  1995,  compared to the same period last year.  The decrease  in cost  of goods sold, as a percentage of sales, was primarily related to increased efficiencies in the Company's manufacturing operations.

Management  expects  cost of goods sold to decrease  slightly  as  a percent of sales during the rest of 1995.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

      The   Company  experienced  decreased  selling,  general   and

administrative expenses  (SG&A), as a percent of sales,  during  the three-month  period  ended September 30, 1995,  and  increased  SG&A expenses, as a percent of sales, for the nine months ended September

30, 1995.

    The increase in SG&A expenses, as a percentage of sales, results primarily  from the incremental costs of approximately $5.1  million for  the  nine  months  ended September 30, 1995,  incurred  in  the

Company's  operations in Japan and Brazil.  Management expects  SG&A to decrease from current levels for the entire year, as a percentage of sales, as sales revenue increases in both Brazil and Japan in the remainder of 1995.

SUBSIDIARY OPERATIONS:

     Domestic and international sales for the nine months ended September 30, 1995, compared to the previous year are as follows:

SALES

                                   (Dollars in Thousands)
                                     1995           1994
                                   --------        -------
   DOMESTIC                        $100,172        $81,628
                                   --------        -------
                                   --------        -------
   INTERNATIONAL:
       Mexico                     $  10,863        $20,107
       Colombia                       7,188          2,941
       Venezuela                      6,918          1,584
       Japan                          6,582            569
       Brazil                         5,794            581
       Canada                         5,789          5,025
       Great Britain                  2,505          2,282
       Costa Rica                     2,285            ---
       Malaysia                       1,738            945
       Export                         1,117            990
                                   --------        -------
   TOTAL INTERNATIONAL            $  50,779        $35,024
                                   --------        -------
                                   --------        -------


     Domestic and international operating income for the nine months ended September 30, 1995, compared to the previous year are as follows:

OPERATING INCOME

                                    (Dollars in Thousands)
                                      1995           1994
                                     ------         ------
   DOMESTIC                         $ 8,836         $6,714
                                   --------         ------
                                   --------         ------
   INTERNATIONAL:
       Mexico                       $   746         $3,672
       Colombia                       1,380            251
       Venezuela                      1,176           (127)
       Japan                         (1,030)          (591)
       Brazil                           338           (339)
       Canada                           258            240
       Great Britain                     15            (13)
       Costa Rica                       771            ---
       Malaysia                        (71)            (70)
       Export                           484            402
                                   --------        -------
   TOTAL INTERNATIONAL               $4,067         $3,425
                                   --------        -------
                                   --------        -------


    Domestic and international assets as of September 30, 1995,

compared to December 31, 1994, balances are as follows:

                                    (Dollars in Thousands)
                                  September 30    December 31
                                      1995           1994
                                     ------         ------
    ASSETS

    DOMESTIC                        $38,119          $34,973
                                    -------          -------
                                    -------          -------
    INTERNATIONAL:
       Mexico                       $ 4,393          $ 5,885
       Colombia                       3,277            1,967
       Venezuela                      4,309            1,635
       Japan                          3,665            2,677
       Brazil                         3,178            1,598
       Canada                         1,405            1,598
       Great Britain                  1,233            1,028
       Costa Rica                       938              287
       Malaysia                       1,428              810
                                    -------          -------
    TOTAL INTERNATIONAL             $23,826          $17,485
                                    -------          -------
                                    -------          -------


BALANCE SHEET


ACCOUNTS RECEIVABLE

     Accounts receivable increased approximately $1.6 million during the  nine-month  period ended September 30, 1995.  The  increase  in receivables  is  related  to  the  Company's  growing  international operations.


INVENTORIES

     Inventories  increased approximately $2.7  million  during  the first nine months of 1995.  The increase in inventories is primarily related  to  the  increase in sales.  Sales  increased  29  percent,

during  the  nine months ended September 30, 1995, while inventories only increased 16 percent.


ACCRUED VOLUME INCENTIVES

     Accrued volume incentives increased approximately $2.2  million during  the  first  nine months of the year as a  direct  result  of increased sales.


ACCRUED LIABILITIES

     The balance of accrued liabilities increased approximately $1.7

million  during  the  nine  months ended September  30,  1995.   The

increase  in  accrued liabilities reflects the  increased  level  of sales  and related accruals for sales incentives such as conventions and other travel awards.


LIQUIDITY AND CAPITAL RESOURCES

     Cash  and cash equivalents increased approximately $4.9 million

for  the nine months ended     September 30, 1995.  The increase  in

cash  and  cash equivalents is primarily the result of the increased sales and income as well as increases in short-term liabilities.

     The  Company  acquired approximately $2.3 million in  property,

plant  and equipment during the first nine months of 1995 to improve its  manufacturing and administrative capabilities.  During the nine months  ended September 30, 1995, the Company acquired approximately

$1.3  million  of treasury stock in the market.  Approximately  $1.8 million was used for the payment of dividends during the first  nine months.

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

    During the period ended September 30, 1995, the Company advanced

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

     During  the  quarter  ended September  30,  1995,  the  Company benefited from the exercise of approximately 94,000 shares under the

Company's  stock option plans.  Approximately $1.2 million  in  cash flow  was  generated during the third quarter as the result  of  the options exercised.

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

                              NATURE'S SUNSHINE PRODUCTS, INC.


Date: October 27, 1995        /s/ Alan D. Kennedy
                              _________________________________________
                              ALAN D. KENNEDY, President
                              Chief Executive Officer

Date: October 27, 1995        /s/ Douglas Faggioli
                              _________________________________________
                              DOUGLAS FAGGIOLI, Chief Financial Officer