Form 10-K405
period 1995-12-31
NATURES SUNSHINE PRODUCTS INC
filed 1996-03-25
CIK 275053

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-K


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the Fiscal Year Ended         December 31, 1995
                          -------------------------------------------

                                          OR

             [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [No fee required]

For the transition period from     N/A          to     N/A
                               ----------------    ------------------

Commission File Number                   0-8707
                       ----------------------------------------------

                           NATURE'S SUNSHINE PRODUCTS, INC.
--------------------------------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         UTAH                                           87-0327982
-------------------------------                  ------------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    75 EAST 1700 SOUTH, PROVO, UTAH                        84606
-------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (801) 342-4407
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which registered
    -------------------            -----------------------------------------
         NONE                                    NONE

             Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, without par value
                           -------------------------------
                                   (TITLE OF CLASS)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
            ---

    The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 22, 1996 was approximately $335,233,000.

    The number of shares of Common Stock, without par value, outstanding on March 22, 1996 was 18,501,942 shares.

Documents Incorporated by Reference:

    Proxy Statement for May 20, 1996 Annual Meeting of Shareholders (Part III
of this Report).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS

       GENERAL DEVELOPMENT OF BUSINESS

       Nature's Sunshine Products, Inc., incorporated in Utah in 1976, and its subsidiaries (hereinafter referred to collectively as the "Company") is primarily engaged in the manufacturing and marketing of nutritional and personal care products. The Company sells its products to a sales force of independent distributors who use the products themselves or resell them to other distributors or consumers.

       The Company markets its products directly in the United States, Mexico, Venezuela, Colombia, Japan, Brazil, Canada, the United Kingdom, Costa Rica, Malaysia, Panama, Peru, El Salvador and Guatemala. The Company also exports its products to numerous other countries, including Australia, New Zealand and Norway.

       FINANCIAL INFORMATION BY BUSINESS SEGMENT

       The Company is principally engaged in one line of business, namely, the sale of nutritional and personal care products. Information, for each of the Company's last three fiscal years, with respect to the amounts of revenue from sales to unaffiliated customers, operating profit and identifiable assets of this segment is set forth under Item 6 of this Report and such information is incorporated by this reference and made a part hereof.

       NARRATIVE DESCRIPTION OF BUSINESS

       Since 1972, the principal business of the Company and its predecessors has been the manufacture and sale of nutritional and personal care products. The Company's nutritional products include herbs, vitamins, beverages, mineral and food supplements and homeopathic remedies. Personal care products include natural skin, hair and beauty care products. Additional information with respect to the Company's business is set forth below:

       PRODUCTS AND MANUFACTURING

       The Company is engaged in the manufacture and distribution of nutritional and personal care products which are primarily sold to independent distributors who resell the Company's products directly to consumers, other distributors, or use the products themselves. The Company purchases herbs and other raw materials in bulk, and after quality control testing, encapsulates, tabulates or concentrates them and then packages them for shipment. Most of the Company's products are manufactured at its facilities in Spanish Fork, Utah. Certain of the Company's personal care products are manufactured for the Company, in accordance with its specifications and standards, by contract manufacturers. The Company has implemented stringent quality control procedures to verify that the contract manufacturers have complied with its specifications and standards.

       DISTRIBUTION AND MARKETING

       The Company attracts independent distributors who explain and market the Company's products through direct selling techniques to consumers and sponsor other distributors. The Company maintains a high level of motivation, morale and enthusiasm among its independent distributors through a combination of high quality competitively-priced products, product support, financial incentives, sales conventions, automobile allowances, health insurance, travel programs and a variety of training programs, publications and promotional materials.

       The Company's domestic product sales are shipped directly from its manufacturing facilities located in Spanish Fork, Utah, as well as from its regional warehouses located in Columbus, Ohio; Dallas, Texas and Atlanta, Georgia. Each subsidiary operation maintains an inventory to supply its customers.

       Demand for the Company's products is created by approximately 373,000 active members (at December 31, 1995) of the Company's independent distributor sales force. A person who wishes to join the Company's independent sales force begins as a "Distributor". One can become a Distributor only by applying to the Company under the sponsorship of someone who is already a member of the independent sales force. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may be appointed to "Manager" status. Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. Managers numbered approximately 11,500 at December 31, 1995. Managers resell the products they purchase from the Company to the Distributors in their sales group, to consumers or use the products themselves. Many Distributors sell on a part-time basis to friends or associates or consume the Company's products themselves.

       Domestically, the Company generally sells its products on a cash or credit card basis. For certain of the Company's international operations, the Company uses independent distribution centers and offers credit terms consistent with industry standards.

       The Company pays its Managers sales commissions ("overrides") and volume discounts based upon the amount of personal product purchases as well as their sales group volume. Reference is made to Item 8 contained herein for the total commissions and discounts ("Volume Incentives") paid by the Company for the years ended December 31, 1993 through 1995. In addition, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, medical and dental insurance and travel.

       SOURCE AND AVAILABILITY OF RAW MATERIALS

       Raw materials used in the manufacture of the Company's products are available from a number of suppliers, and the Company has not experienced any major difficulty in obtaining adequate sources of supply. The Company attempts to assure the availability of many of its raw materials by contracting, in advance, for its annual requirements. In the past, the Company has found alternative sources of raw materials when needed, and therefore, believes it will be able to do so in the future.

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

       WORKING CAPITAL ITEMS

       The Company maintains a substantial inventory of raw materials and finished goods in order to provide a high level of service to its independent distributors.

       DEPENDENCE UPON CUSTOMERS

       The Company is not dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on its business.

       BACKLOG

       Orders for the Company's products are typically shipped within 24 hours after receipt; and as a result, there is no significant amount of backlog at any given time.

       GOVERNMENT CONTRACTS

       The Company is not a party to any contracts with the government which may be subject to renegotiation or termination.

       COMPETITION

       The Company's products are sold in domestic and foreign markets in competition with other companies, some of which have greater sales volumes and financial resources than the Company, and which sell brands that are, through advertising and promotions, better known to consumers. The Company competes in the nutritional and personal care industry against companies which sell heavily advertised and promoted products through retail stores as well as against other direct selling companies. For example, the Company competes against numerous manufacturers and retailers of nutritional and personal care products which are distributed through supermarkets, department stores, drug stores, health food stores, beauty salons, etc. In addition to its competition with these manufacturers and retailers, the Company competes for product sales and independent distributors with many other direct sales companies, including Shaklee, NuSkin and Amway.

       The Company is one of the world's largest distributors of encapsulated and tableted herbal products. The principal competitors in the encapsulated and tableted herbal market include Nature's Herbs (Utah), Nature's Way (Utah) and Sunrider (California).

       The Company believes that the principal methods of competition in the direct sales marketing of nutritional and personal care products are quality, price and brand name. In addition, the recruitment, training, financial and travel incentives for the independent sales force are important factors.

       RESEARCH AND DEVELOPMENT

       The Company conducts its research and development activities at its manufacturing facilities located in Spanish Fork, Utah. Principal emphasis of the Company's research and development activities is the development of new products and improvement of existing products for domestic and foreign markets. The amount excluding capital expenditures spent during each of the last three years on Company-sponsored research and development activities was approximately $1,100,000, $800,000 and $600,000 in 1995, 1994, and 1993, respectively. The
Company has no third-party-sponsored research.

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

       As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, relabeled or eliminated certain of its products and revised certain provisions of its sales and marketing program. The Company believes it is in material compliance with the applicable Federal and state rules and regulations pertaining to its products and marketing program.

       EMPLOYEES

       The approximate number of people employed by the Company as of December 31, 1995, was 860. The Company believes that its relations with its employees are satisfactory.

       INTERNATIONAL OPERATIONS

       The Company's direct sales of nutritional and personal care products are established internationally in Mexico, Venezuela, Colombia, Japan, Brazil, Canada, the United Kingdom, Costa Rica, Malaysia, Panama, Peru, El Salvador and Guatemala. The Company also exports its products to numerous other countries, including Australia, New Zealand and Norway. Information, for each of the Company's last three years, with respect to the amounts of revenue, operating income, and identifiable assets attributable to domestic and international operations, is set forth in Note 9 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report, and such information is incorporated herein by reference and made a part hereof.

       The Company's international operations are conducted in a manner substantially the same as those conducted domestically; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences exist in the products and in the distribution and marketing programs.

       The Company's international operations are subject to many of the same risks faced by the Company's domestic operations. These include competition and the strength of the local economy. In addition, international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as the Company's international operations grow and expand. The Company's operations in Mexico, Colombia and Venezuela have been affected by currency devaluations.

ITEM 2.  PROPERTIES

       The Company's corporate offices are located in two adjacent office buildings in Provo, Utah. The facilities are leased from an unaffiliated third party and consist of approximately 50,000 square feet of which approximately 10,000 square feet are subleased to an unaffiliated third party. The lease agreement for the main building, comprising approximately 32,000 square feet, is for a 5 1/2 year term (of which 1 1/2 years remain) and grants the Company an option to purchase the premises. The lease for the second building, approximately 18,000 square feet, expires in five years.

       The Company's principal manufacturing facilities are housed in a building owned by the Company, of approximately 136,000 square feet, located on approximately ten acres in Spanish Fork, Utah. The building was constructed to the Company's specifications in 1977. The building has been expanded on several occasions and presently includes approximately 34,000 square feet of office space and 102,000 square feet of manufacturing and warehouse space. The building is suited to the Company's business, and is presently being utilized at
approximately 95 percent of its  productive  capacity.   The  Company  is  in
the process of evaluating the expansion of its manufacturing facilities. The preliminary cost estimate for this expansion is approximately $12,000,000. The Company also leases a 65,000 square foot building in Spanish Fork to supplement the warehousing of finished goods inventory.

       During 1995, the Company purchased one floor of an office building in Venezuela for approximately $2.1 million. This office space, approximately 10,000 square feet, was purchased to provide an adequate facility for the administrative functions.

       In addition to its facilities in Spanish Fork and Provo, the Company leases other properties used primarily as distribution warehouses which are located in Columbus, Ohio; Dallas, Texas; Atlanta, Georgia; as well as Mexico, Venezuela, Colombia, Japan, Brazil, Canada, the United Kingdom, Costa Rica, Malaysia, Panama, Peru, El Salvador and Guatemala. Management believes these facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS

       No material legal proceedings are presently pending to which the Company or any of its property is subject, other than ordinary routine litigation incidental to the Company's business or litigation involving claims for damages not exceeding 10 percent of the Company's current assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is traded on the NASDAQ National Market System (symbol NATR). The information in the table below reflects the actual high and low sales prices of the Company's stock for 1995 and 1994 and has been restated to reflect the three-for-two stock split declared in February 1996.

-----------------------------------------------------------------------------
                     Market Prices                          Market Prices
-----------------------------------------------------------------------------
1995                HIGH       LOW       1994              HIGH       LOW
-----------------------------------------------------------------------------
First Quarter        9 1/3      6 1/2    First Quarter     10 11/12    6 2/3
Second Quarter      10 1/2      6 2/3    Second Quarter     9 7/10     7 7/10
Third Quarter       18         10 1/6    Third Quarter      9 6/11     7 7/12
Fourth Quarter      18 2/3     14        Fourth Quarter     9 1/3      7 5/12
-----------------------------------------------------------------------------

There were approximately 860 shareholders of record as of March 15, 1996. The Company has paid 30 consecutive quarterly cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE INFORMATION

--------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
--------------------------------------------------------------------------------------------------------
                                          Selling, General
       Sales     Cost of     Volume     & Administrative   Operating   Other     Income Before     Net
       Revenue   Goods Sold  Incentives     Expenses        Income     Income    Income Taxes    Income
--------------------------------------------------------------------------------------------------------
1995  $205,566    $38,533       $94,316     $55,221         $17,496    $2,693       $20,189      $11,878
1994   160,901     30,839        74,163      41,691          14,208       303        14,511        8,448
1993   127,194     24,210        59,741      31,747          11,496       783        12,279        7,455
1992   101,044     18,478        46,433      27,644           8,489     1,396         9,885        5,919
1991    72,605     13,962        33,427      18,685           6,531       716         7,247        4,622
1990    60,069     12,353        27,660      15,089           4,967       843         5,810        3,600
1989    52,082     10,294        24,026      11,997           5,765       634         6,399        3,958
1988    44,516      8,721        20,580      10,465           4,750       369         5,119        3,317
1987    38,184      7,510        18,145       9,118           3,411       316         3,727        2,042
1986    31,072      6,514        14,999       8,225           1,334        17         1,351          775

----------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
----------------------------------------------------------------------------------------------------
      Working    Current                    Property, Plant &   Total     Long-Term   Shareholders'
      Capital     Ratio     Inventories     Equipment, Net      Assets      Debt        Equity
----------------------------------------------------------------------------------------------------
1995   $24,433    2.07:1       $23,127          $13,088         $65,247    $ ---        $41,505
1994    18,798    2.06:1        17,278            9,919          52,458      ---         33,279
1993    14,223    2.16:1        11,171            9,672          41,534      ---         28,850
1992    11,125    2.19:1         9,367            8,917          33,987      ---         23,924
1991    10,242    2.35:1         6,523            7,500          27,420      ---         19,614
1990     9,570    2.89:1         4,836            6,885          22,004       11         16,543
1989     7,740    2.47:1         3,747            6,384          20,054       24         14,423
1988     6,939    2.64:1         3,271            5,964          17,538       36         12,855
1987     3,783    1.84:1         2,780            5,797          14,582      239          9,460
1986     2,293    1.74:1         2,661            5,715          11,682      645          7,400
----------------------------------------------------------------------------------------------------

                                                           (CONTINUED NEXT PAGE)

-----------------------------------------------------------------------------------
COMMON SHARE SUMMARY*
-----------------------------------------------------------------------------------
        Cash Dividends       Net Income          Book Value            Weighted
         Per Share(1)        Per Share           Per Share(2)        Average Shares
-----------------------------------------------------------------------------------
1995      $.133                $.63                $2.25               18,887,894
1994       .120                 .45                 1.81               18,779,229
1993       .120                 .40                 1.57               18,610,359
1992       .093                 .32                 1.30               18,555,737
1991       .073                 .25                 1.07               18,461,408
1990       .067                 .19                  .91               18,373,494
1989       .067                 .21                  .79               18,537,480
1988       .026                 .17                  .69               18,934,971
1987        ---                 .11                  .53               18,011,042
1986        ---                 .04                  .42               18,212,813
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
OTHER INFORMATION
-----------------------------------------------------------------------------------
              Return on                                   Square Footage
            Shareholders'    Return on      Number of      of Property    Number of
              Equity(3)      Assets(4)       Managers        In Use       Employees
-----------------------------------------------------------------------------------
1995           31.8%           20.2%         11,547           443,895        862
1994           27.2            18.0           8,404           346,747        718
1993           28.3            19.6           6,328           315,772        588
1992           27.2            19.3           6,150           244,789        443
1991           25.6            18.7           4,866           195,165        344
1990           23.3            17.1           3,798           161,765        281
1989           29.0            21.1           2,999           161,265        278
1988           29.7            20.7           2,645           157,765        247
1987           24.2            15.6           2,502           150,149        218
1986           10.7             6.8           2,368           150,149        208
-----------------------------------------------------------------------------------

* The common share information has been adjusted to reflect the 3-for-2 stock split declared in February 1996.
(1) The Company expects to continue paying cash dividends.
(2) Year end shareholders' equity divided by actual shares outstanding at the end of each year.
(3) Net income dividend by average shareholders' equity.
(4) Net income divided by average total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES REVENUE

       Consolidated sales revenue for the year ended December 31, 1995, was $205.6 million compared to $160.9 million in 1994, an increase of 28 percent. Sales revenue increased 27 percent in 1994 compared to $127.2 million reported in 1993. The increases in sales revenue are directly related to the growth of the Company's independent sales force and international operations, and the continued expansion of the nutritional products market.

       The Company distributes its products to consumers through an independent sales force comprised of managers and distributors. Active managers totaled approximately 11,500, 8,400, and 6,300 for 1995, 1994 and 1993,
respectively. Active distributors totaled approximately 373,000, 212,000 and 144,000 for 1995, 1994 and 1993, respectively.

       Price increases of approximately three percent went into effect on
April 1, 1995 and 1994, and resulted  in  greater sales  revenue for those
years.   A  price  increase of approximately three percent, primarily driven by increased raw material costs, is scheduled to become effective on April 1, 1996. Management believes this price increase will be acceptable to its sales force and will result in increased sales revenue.

       Sales revenue, related to the Company's domestic operations, increased approximately 23 percent for 1995 and 20 percent for 1994. International sales revenue increased approximately $19.1 million in 1995, or 39 percent, and $15.1 million in 1994, or 43 percent. The Company's operations in Mexico experienced a sales revenue decrease of $11.4 million in 1995 primarily as the result of the continued devaluation of the peso during 1995. The decrease in sales revenue reported for Mexico during 1995 was more than offset by revenue increases in other international operations, most notably Japan, Venezuela, Brazil and Colombia. In 1994 the most significant sales increases in the international markets were in Mexico, Colombia and Canada. International sales revenue includes export sales to countries where the Company does not have subsidiary operations.

COSTS AND EXPENSES

       The Company's total costs and expenses, which include cost of goods sold, volume incentives, and selling, general and administrative expenses, are identified as a percentage of sales in the table below:

-----------------------------------------------------------------
Year ended December 31          1995          1994          1993
-----------------------------------------------------------------
Cost of goods sold              18.7%         19.2%         19.0%
Volume incentives               45.9          46.1          47.0
Selling, general and
  administrative expenses       26.9          25.9          25.0
-----------------------------------------------------------------
                                91.5%         91.2%         91.0%
-----------------------------------------------------------------

       COST OF GOODS SOLD

       Cost of goods sold decreased as a percent of sales during 1995 as a result of increased efficiencies in the Company's manufacturing operations as well as pricing adjustments in the Company's subsidiary operations. Cost of goods sold increased as a percent of sales in 1994, as the result of disproportionately high import costs for the Company's subsidiary in Venezuela.

       Management believes that cost of goods sold will decrease slightly as a percent of sales during 1996 as a result of continued improvements in manufacturing efficiencies.

       VOLUME INCENTIVES

       Volume incentives are a significant part of the Company's direct sales marketing program and represent payments made to its independent sales force. These payments are designed to provide incentives for reaching higher sales levels and to encourage organizational development. Total volume incentives decreased slightly during 1995 and 1994 as a percent of sales, as the result of relatively lower volume incentives in the Company's international operations.

       Management expects volume incentives to decrease slightly as a percent of sales during 1996 since the Company's newer international operations are expected to generate increased sales for the year.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       In addition to typical selling and administrative expenses, this expense category includes costs for research and development, distribution, as well as incentive programs such as the Company's conventions.

       Selling, general and administrative expenses increased as a percent of sales during 1995 primarily as the result of disproportionate costs of $6.3 million incurred in Japan and Brazil. Additionally, the Company's operations in Mexico experienced a slight increase in selling, general and administrative expenses as a percent of sales during 1995, primarily as a result of the continued devaluation of the Peso.

       Selling, general and administrative expenses increased as a percent of sales during 1994 as the result of incremental costs incurred in the Company's newest operations in Japan and Brazil which totaled approximately $3.6 million.

       Management believes that selling, general and administrative expenses will decrease as a percent of sales during 1996 as the result of continued emphasis on cost containment and improved sales revenue in certain of the Company's international operations.


OTHER INCOME AND EXPENSE


Other income (expense) consists of the following (in thousands):

-------------------------------------------------------------------
Year ended December 31            1995           1994         1993
-------------------------------------------------------------------
Interest and other income       $1,921           $503         $761
Interest expense                  (173)           (46)          (1)
Foreign exchange loss             (280)          (745)         (46)
Minority interest                1,225            591           69
-------------------------------------------------------------------
                                 $2,693          $303          $783
-------------------------------------------------------------------

       INTEREST AND OTHER INCOME

       Interest and other income is earned principally from investments of excess operating cash balances. Investment income will vary depending upon the rate of interest, the investment instruments available and the need for cash in the Company's operations. It is management's policy to invest only in high-grade investments.

       Interest income increased during 1995 as the result of greater cash balances available for investment as well as higher yields obtained in certain of the Company's international operations. Management expects interest and other income to decrease during 1996 as the result of the cash requirements for anticipated capital projects during the year.

       Interest and other income decreased during 1994 primarily as the result of the write down of certain other long-term assets.

       FOREIGN EXCHANGE GAIN (LOSS)

       Because of its operations outside of the United States, the Company is subject to realized and unrealized foreign exchange gains and losses. The Company experienced exchange losses of approximately $280,000 and $745,000 during 1995 and 1994, respectively. The losses were primarily related to the Company's operations in Mexico and Colombia.

       MINORITY INTEREST

       The Company eliminates the minority interest in its subsidiaries which are not wholly owned. Accordingly, the Company eliminated approximately $1,225,000 and $591,000 of losses reported by subsidiaries in 1995 and 1994, respectively.

INCOME TAXES

       The Company's effective tax rate was 41.2, 41.8 and 39.3 percent for 1995, 1994, and 1993, respectively. The increase in the effective tax rate for 1994 and to a lesser extent in 1995 was primarily related to losses in certain subsidiary operations for which the Company did not record a tax benefit.

INTERNATIONAL OPERATIONS

       Sales revenue of the Company's international subsidiaries, including export sales revenue, totaled $69.4 million in 1995, an increase of approximately 39 percent over 1994. Sales revenue was $50.1 million and $34.9 million in 1994 and 1993, respectively. The Company's subsidiary operations in Japan, Brazil, Venezuela and Colombia contributed approximately $26.0 million to the increase in sales revenue in 1995. The Company's operations in Mexico experienced a decrease in sales revenue of approximately $11.4 million as the result of the continued devaluation of the Peso.

INVENTORIES

       Consolidated inventories increased approximately $5.8 million or 34 percent in 1995, compared to an increase of $6.1 million or 55 percent in 1994. These increases resulted primarily from an increase in the level of inventory the Company maintains due to increased domestic and international sales, the addition of new subsidiaries as well as the introduction of new products.

ACCOUNTS RECEIVABLE

       Accounts receivable increased approximately $1.3 million in 1995 and $.8 million in 1994. These increases are primarily related to the Company's international operations. In some of its international markets, the Company allows its independent distribution centers limited credit lines which are generally secured by their monthly commissions.

SHORT-TERM DEBT

       During 1994, the Company established operating lines of credit in Japan and Brazil to facilitate payment of start-up and initial operating expenses. During 1995, the Company paid the outstanding balance on the line of credit in Brazil. The Company increased its borrowings in Japan as a result of the favorable interest rate available.

ACCRUED VOLUME INCENTIVES

       Accrued volume incentives increased approximately $1.3 million at the end of 1995, compared to the prior year, as a direct result of increased sales revenue. Volume incentives are a significant part of the Company's direct sales marketing program and represent payments made to its independent sales force.

ACCRUED LIABILITIES

       Accrued liabilities increased approximately $1.8 million at the end of 1995, compared to the prior year. The increase is generally related to the growth in sales revenue and expenses associated with the Company's incentive travel programs.

CUMULATIVE TRANSLATION ADJUSTMENT

       The balance of cumulative foreign currency translation adjustments decreased shareholders' equity by approximately $1.5 million in 1995 and $2.1 million in 1994, primarily as the result of the devaluation of the Mexican peso.


LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents increased approximately $3.0 million during 1995. The increase was the result of cash generated by operations and an increase in short-term liabilities.

       Working capital was used during 1995 to purchase approximately $6.0 million of property, plant and equipment. The Company paid approximately $2.4 million in cash dividends. Volume incentive payments increased approximately $21.0 million during 1995, primarily as the result of increased sales. Payments to suppliers and employees increased approximately $18.0 million as a result of higher levels of inventory and production to support higher levels of sales, as
well as increased employment-related costs.   Treasury stock purchases totaled
approximately $1.3 million. The Company is in the process of evaluating the expansion of its manufacturing facility. The preliminary cost estimate for the expansion is approximately $12.0 million. During 1995, the Company purchased one floor, approximately 10,000 square feet, of an office building in Venezuela for approximately $2.1 million. In the first quarter of 1996, management agreed to purchase an office building in Mexico for approximately $1.5 million, to provide a more adequate facility for its administrative operations. The Company is in the process of evaluating the purchase of additional properties, which are necessary to accommodate the Company's continued growth, of approximately $1.6 million.

       Management believes that the Company's stock is an attractive investment and, pursuant to its previously announced 660,000 share buyback program, may utilize some of its available cash to purchase up to the remaining balance of approximately 153,000 shares, should market conditions warrant.

       Options for 193,757 shares of the Company's common stock were exercised during 1995. The cash flow benefit to the Company during the year was approximately $1.5 million.

       Management believes that future working capital requirements can be met through internally-generated funds or can be arranged through credit facilities on favorable terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nature's Sunshine Products, Inc.:

We have audited the accompanying consolidated balance sheets of Nature's Sunshine Products, Inc. (a Utah corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nature's Sunshine Products, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Salt Lake City, Utah
February 12, 1996

CONSOLIDATED STATEMENTS OF INCOME
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
AMOUNTS IN THOUSANDS EXCEPT PER SHARE INFORMATION

---------------------------------------------------------------------------------------------------------
Year ended December 31                                               1995           1994           1993
---------------------------------------------------------------------------------------------------------
Sales Revenue                                                     $205,566       $160,901       $127,194
---------------------------------------------------------------------------------------------------------
Costs and expenses:
Cost of goods sold                                                  38,533         30,839         24,210
Volume incentives                                                   94,316         74,163         59,741
Selling, general and administrative expenses                        55,221         41,691         31,747
---------------------------------------------------------------------------------------------------------
                                                                   188,070        146,693        115,698
---------------------------------------------------------------------------------------------------------
Operating Income                                                    17,496         14,208         11,496
---------------------------------------------------------------------------------------------------------
Other income (expense):
Interest and other income                                            1,921            503            761
Interest expense                                                      (173)           (46)            (1)
Foreign exchange loss                                                 (280)          (745)           (46)
Minority interest                                                    1,225            591             69
---------------------------------------------------------------------------------------------------------
                                                                     2,693            303            783
---------------------------------------------------------------------------------------------------------
Income before income taxes                                          20,189         14,511         12,279
Provision for income taxes                                           8,311          6,063          4,824
---------------------------------------------------------------------------------------------------------
Net Income                                                        $ 11,878       $  8,448       $  7,455
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Net Income Per Common Share                                       $    .63       $    .45       $    .40
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding                                 18,888         18,779         18,610
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

The accompanying significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
AMOUNTS IN THOUSANDS

-------------------------------------------------------------------------------------------
As of December 31                                                     1995           1994
-------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                           $14,172        $11,201
Accounts receivable, net of allowance for doubtful accounts
   of $346 in 1995 and $636 in 1994                                   6,042          4,787
Inventories                                                          23,127         17,278
Notes receivable due from related parties                               213            205
Prepaid expenses and other                                            3,619          3,092
-------------------------------------------------------------------------------------------
   Total current assets                                              47,173         36,563
-------------------------------------------------------------------------------------------
Property, plant and equipment, net                                   13,088          9,919
Long-term investments                                                 2,381          3,053
Other assets                                                          2,605          2,923
-------------------------------------------------------------------------------------------
                                                                    $65,247        $52,458
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Current liabilities:
Short-term debt                                                     $ 2,042        $ 1,533
Accounts payable                                                      5,031          4,473
Accrued volume incentives                                             7,207          5,877
Accrued liabilities                                                   6,577          4,818
Income taxes payable                                                  1,883          1,064
-------------------------------------------------------------------------------------------
   Total current liabilities                                         22,740         17,765
-------------------------------------------------------------------------------------------
Deferred income taxes                                                 1,002            971
-------------------------------------------------------------------------------------------
Minority Interest                                                       ---            442
-------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, authorized 20,000 shares,
   issued 19,412 shares                                              31,263         29,849
Retained earnings                                                    19,214          9,778
Treasury stock, at cost, 1,012 and 1,033
   shares held in treasury as of December 31, 1995
   and 1994, respectively                                            (4,942)        (3,742)
Receivables due from related parties                                   (293)          (405)
Cumulative foreign currency translation adjustments                  (3,737)        (2,200)
-------------------------------------------------------------------------------------------
   Total shareholders' equity                                        41,505         33,280
-------------------------------------------------------------------------------------------
                                                                    $65,247        $52,458
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

The accompanying significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
AMOUNTS IN THOUSANDS

---------------------------------------------------------------------------------------------------------
Year ended December 31                                               1995           1994           1993
---------------------------------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of year                                       $29,849        $15,794        $15,769
Tax benefit related to exercise of stock options                       683            138             (8)
Issuance of .6, 16 and .4, shares of
   treasury stock, respectively                                         13            202              4
Issuance of 129, 40 and 4 shares of
   treasury stock, respectively, on exercise of
   stock options                                                       721            157             29
Stock dividend                                                          (3)        13,559            ---
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                           31,263         29,849         15,794
---------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
Balance at beginning of year                                         9,778         17,118         11,890
Net income                                                          11,878          8,448          7,455
Stock dividend                                                         ---        (13,559)           ---
Cash dividends                                                      (2,442)        (2,229)        (2,227)
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                           19,214          9,778         17,118
---------------------------------------------------------------------------------------------------------
TREASURY STOCK:
Balance at beginning of year                                        (3,742)        (3,500)        (3,169)
Purchase of common stock                                            (1,298)          (285)          (335)
Cost of treasury stock issued                                           98             43              4
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                           (4,942)        (3,742)        (3,500)
---------------------------------------------------------------------------------------------------------
RECEIVABLES DUE FROM RELATED PARTIES:
Balance at beginning of year                                          (405)          (418)          (431)
Reductions                                                             112             13             13
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                             (293)          (405)          (418)
---------------------------------------------------------------------------------------------------------
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
Balance at beginning of year                                        (2,200)          (144)          (135)
Foreign currency translation adjustments                            (1,537)        (2,056)            (9)
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                           (3,737)        (2,200)          (144)
---------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                         $41,505        $33,280        $28,850
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

The accompanying significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
AMOUNTS IN THOUSANDS

Increase (Decrease) in Cash and Cash Equivalents
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                              1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from sales revenue                                              $204,085       $159,447       $125,738
   Cash paid as volume incentives                                                 (92,986)       (72,002)       (59,991)
   Cash paid to suppliers and employees                                           (94,740)       (76,727)       (56,423)
   Interest paid                                                                     (173)           (46)            (1)
   Interest received                                                                1,868            371            707
   Income taxes paid                                                               (7,462)        (3,774)        (2,312)
-----------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                       10,592          7,269          7,718
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (6,098)        (2,590)        (3,008)
   (Purchase) Sale of long-term investments, net                                      672           (683)          (481)
   Payments received on long-term receivables, net                                    393            325            752
   Receivables due from related parties                                               112             13             13
   Purchase of other assets                                                          (331)        (1,235)          (397)
   Payments (additions) short-term related party receivables                         (180)            76            133
   Minority interest elimination                                                      341            336            106
   Proceeds from sales of assets                                                      ---            ---            137
-----------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                       (5,091)        (3,758)        (2,745)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of cash dividends                                                      (2,446)        (2,229)        (2,227)
   Purchase of treasury stock                                                      (1,298)          (285)          (335)
   Proceeds from short-term debt, net                                                 509          1,533            ---
   Proceeds from exercise of stock options                                            819            187             29
   Tax benefit from stock option exercise                                             683            138            ---
   Issuance of treasury stock                                                          14            215            ---
-----------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                       (1,719)          (441)        (2,533)
-----------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH                                                     (810)          (536)           (80)
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           2,971          2,534          2,360
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     11,201          8,667          6,307
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $14,172       $ 11,201       $  8,667
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash Provided by Operating Activities
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $ 11,878       $  8,448       $  7,455
-----------------------------------------------------------------------------------------------------------------------
Bad debt expense and reserve                                                          242            839            249
   Depreciation and amortization                                                    3,467          3,067          2,076
   Increase in accounts receivable, net                                            (1,349)        (1,681)        (1,714)
   Increase in inventories                                                         (5,849)        (6,107)        (2,354)
   Increase in prepaid expenses and other                                          (1,593)          (402)          (580)
   Increase (decrease) in income taxes payable                                        818            997           (116)
   Increase in accrued liabilities and volume incentives                            3,090          1,833          1,381
   Increase in accounts payable                                                       558          1,129          1,633
   Increase (decrease) in deferred income taxes                                        55            667           (384)
   Foreign currency translation adjustment                                           (725)        (1,521)            72
-----------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                               (1,286)        (1,179)           263
-----------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $ 10,592       $  7,269       $  7,718
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

The accompanying significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

SIGNIFICANT ACCOUNTING POLICIES
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE INFORMATION

NATURE OF OPERATIONS

       Nature's Sunshine Products, Inc., incorporated in Utah in 1976, and its subsidiaries (hereinafter referred to collectively as the "Company") is primarily engaged in the manufacturing and marketing of nutritional and personal care products. The Company sells its products to a sales force of independent distributors who use the products themselves or resell them to other distributors or consumers.

       The Company markets its products directly in the United States, Mexico, Venezuela, Colombia, Japan, Brazil, Canada, the United Kingdom, Costa Rica, Malaysia, Panama, Peru, El Salvador and Guatemala. The Company also exports its products to numerous other countries, including Australia, New Zealand and Norway.

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Nature's Sunshine Products, Inc. and its majority-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

NET INCOME PER SHARE

       Net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist primarily of stock options, which have a dilutive effect when applying the treasury stock method.

       The Board of Directors declared a three-for-two stock split to shareholders of record March 4, 1996, a ten percent stock dividend to shareholders of record February 17, 1995, and a four-for-three stock split to shareholders of record January 13, 1993. All per share amounts included in the consolidated financial statements and accompanying notes reflect the increased number of shares, giving retroactive effect to the stock dividend and splits.

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

PERVASIVENESS OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENT

       In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets." The Company is required to adopt SFAS No. 121 in 1996. Management does not expect that the adoption of SFAS No. 121 will have a material impact on the Company's consolidated financial statements.

TRANSLATION OF FOREIGN CURRENCIES

       The financial statements of the international subsidiaries have been translated to U.S. dollars in accordance with the provisions of SFAS No. 52.

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

REVENUE RECOGNITION

       For domestic sales, the Company generally receives its product sales price in cash accompanying orders from independent sales force members. For certain of the Company's international operations, the Company offers credit terms consistent with industry standards. A volume incentive payment related to product orders is made in the month following the sale. Sales and related volume incentives are recorded when the merchandise is shipped. Cash received for unshipped merchandise is recorded as a liability.

CASH AND CASH EQUIVALENTS

       For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments to be cash equivalents, which generally includes only investments with original maturities of three months or less.

SELLING EXPENSES

       Independent sales force members may earn Company-paid attendance at conventions as well as other travel awards by achieving the required levels of product purchases within the qualification period. Convention costs and other travel expenses are accrued over the qualification period as they are earned. Accordingly, the Company accrued approximately $1,450 and $650 at December 31, 1995 and 1994, respectively.

RESEARCH AND DEVELOPMENT

       All research and development costs are expensed as incurred. Total research and development costs were approximately $1,100, $800 and $648 for 1995, 1994 and 1993, respectively.

CASH DIVIDENDS PER COMMON SHARE

       The Company declared and paid quarterly cash dividends totaling 13 1/3 cents per common share in 1995. The Company has declared a quarterly cash dividend of 3 1/3 cents per common share on the newly split shares, which is unchanged from the $.05 per common share paid on the prior number of outstanding shares, to shareholders of record on March 4, 1996 and payable March 22, 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE INFORMATION

       NOTE 1: INVENTORIES

       Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. The composition of inventories is as follows:

-----------------------------------------------------------------
As of December 31                           1995           1994
-----------------------------------------------------------------
Raw materials                             $ 7,772        $ 6,125
Work in process                             1,123          1,303
Finished goods                             14,232          9,850
-----------------------------------------------------------------
                                          $23,127        $17,278
-----------------------------------------------------------------
-----------------------------------------------------------------

       NOTE 2: PROPERTY, PLANT AND EQUIPMENT

       Additions to property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for buildings and improvements range from 20 to 30 years, and equipment, furniture and fixtures range from 3 to 10 years. Maintenance and repairs are charged to expense as incurred, and major improvements are capitalized. Gains or losses on sales or retirements are included in the consolidated statement of income in the year of disposition. The composition of property, plant and equipment is as follows:

-----------------------------------------------------------------
As of December 31                           1995           1994
-----------------------------------------------------------------
Buildings and improvements                $ 8,880        $ 6,223
Machinery and equipment                     7,992          6,537
Furniture and fixtures                      7,381          6,023
-----------------------------------------------------------------
                                           24,253         18,783
Accumulated depreciation and
    amortization                          (11,376)        (9,075)
Land                                          211            211
-----------------------------------------------------------------
                                          $13,088        $ 9,919
-----------------------------------------------------------------
-----------------------------------------------------------------

       NOTE 3: INVESTMENTS

       The following are the aggregate fair values and related gross unrealized holding gains and losses for securities available for sale and securities held to maturity at December 31, 1995 and 1994:

-----------------------------------------------------------------
                                            1995           1994
-----------------------------------------------------------------
Securities available for sale:
   Amortized cost                          $7,922         $6,428
   Gross unrealized holding gains             292             86
   Gross unrealized holding losses           (194)           (75)
-----------------------------------------------------------------
Aggregate fair value                       $8,020         $6,439
-----------------------------------------------------------------
Securities held to maturity:
   Amortized cost                          $  ---         $1,049
   Gross unrealized holding losses            ---            (95)
-----------------------------------------------------------------
Aggregate fair value                       $  ---         $  954
-----------------------------------------------------------------
-----------------------------------------------------------------

       During 1995, the proceeds from the sales of available-for-sale securities was $3,598. The gross realized gains and gross realized losses on the sales of available-for-sale securities was $34 and $63, respectively, for the year ended December 31, 1995. In determining the realized gains and losses, the Company has used the specific identification method to determine the cost of the investments.

       The total net unrealized holding losses on trading securities recognized in the consolidated statement of income for the year ended December 31, 1994, was $150.

       NOTE 4: SHORT-TERM DEBT

   During 1994, the Company established operating lines of credit in Japan and Brazil to facilitate payment of start-up and initial operating expenses. During 1995, the Company paid the outstanding balance on the line of credit in Brazil. The Company increased its borrowings, which are payable in local currency, in Japan as a result of the favorable interest rate. The debt is unsecured and payable during 1996. The weighted average interest rate approximates two percent at December 31, 1995.

       NOTE 5: INCOME TAXES

       The provision for income taxes consists of the following:

----------------------------------------------------------------------------
Year ended December 31                    1995          1994          1993
----------------------------------------------------------------------------
Current:
   Federal                               $4,984        $3,844        $2,657
   State                                    967           610           446
   Foreign                                2,305         2,275         2,104
----------------------------------------------------------------------------
                                          8,256         6,729         5,207
----------------------------------------------------------------------------
Deferred                                     55          (666)         (383)
----------------------------------------------------------------------------
Total provision for income taxes         $8,311        $6,063        $4,824
----------------------------------------------------------------------------
----------------------------------------------------------------------------

    The domestic and foreign components of income before taxes are as follows:

Year ended December 31                  1995           1994           1993
----------------------------------------------------------------------------
Domestic                               $14,617        $11,053        $ 7,889
Foreign                                  5,572          3,458          4,390
----------------------------------------------------------------------------
Total                                  $20,189        $14,511        $12,279
----------------------------------------------------------------------------

    The provision for income taxes as a percentage of income before taxes differs from the statutory Federal income tax rate due to the following:

Year ended December 31                  1995           1994            1993
----------------------------------------------------------------------------
Statutory Federal income tax rate       35.0%          34.3%           34.2%
State income taxes, net of Federal
  income tax benefit                     3.1            2.8             1.6
Foreign and other tax credits           (5.1)          (6.5)           (7.5)
Net effect of foreign subsidiaries
  tax attributes                         6.8           12.1            12.0
Other                                    1.4            (.9)           (1.0)
----------------------------------------------------------------------------
Effective tax rate                      41.2%          41.8%           39.3%
----------------------------------------------------------------------------

    The components of the deferred income tax assets and liabilities as of December 31, 1995 and 1994, are as follows:

                                      December 31,   December 31,
                                        1995           1994
-----------------------------------------------------------------
Deferred tax assets:
  Allowance for doubtful accounts    $    31        $   293
  Inventory unicap adjustment            479            273
  Foreign tax credits                    158            260
  State income taxes                     313            236
  Accrued vacation                        99             76
  Inventory obsolescence reserve         170             53
  Foreign currency exchange               58             93
  Sale of subsidiary                      --             15
  Intangible assets                       --             29
  Environmental taxes                     --              5
-----------------------------------------------------------------
Total deferred tax assets            $ 1,308         $1,333
-----------------------------------------------------------------
Deferred tax liabilities:
  Accelerated depreciation           $  (696)       $  (479)
  Gain on sale of subsidiaries          (306)          (492)
-----------------------------------------------------------------
Total deferred tax liabilities       $(1,002)       $  (971)
-----------------------------------------------------------------

    NOTE 6: STOCK OPTIONS

    The Company has from time to time granted certain non-qualified stock options to officers, directors and key employees. Such grants have been made at the fair market value of the stock at the date of grant. As of December 31, 1995, the Company has reserved approximately one million treasury shares to accommodate the exercise of the outstanding options.

Stock option activity for 1993, 1994 and 1995 consisted of the following:

                                       Number of
                                         Shares      Range of Option
                                     (IN THOUSANDS)  Prices Per Share
---------------------------------------------------------------------
Options outstanding
  at December 31, 1992 (b)                 1,059         $1.79-$6.37
---------------------------------------------------------------------
Options issued                               531         $6.51-$6.67
Options canceled                             (13)        $5.38-$6.51
Options exercised (a)                         (7)        $1.86-$4.85
---------------------------------------------------------------------
Options outstanding
  at December 31, 1993 (b)                 1,570         $1.79-$6.67
---------------------------------------------------------------------
Options issued                               406         $8.26-$8.79
Options canceled                              (1)              $3.03
Options exercised (a)                        (66)        $1.79-$6.37
---------------------------------------------------------------------
Options outstanding
  at December 31, 1994 (b)                 1,909         $1.79-$8.79
---------------------------------------------------------------------
Options issued                             1,701        $8.83-$16.33
Options canceled                             (39)              $6.67
Options exercised (a)                       (194)        $1.79-$6.37
---------------------------------------------------------------------
Options outstanding
  at December 31, 1995 (b)                 3,377        $1.79-$16.33
---------------------------------------------------------------------

(a) Shares issued related to the exercise of stock options were issued from treasury stock.
(b) Options for 1,389, 1,048 and 940 shares of common stock were exercisable on December 31, 1995, 1994 and 1993, respectively.

    NOTE 7: EMPLOYEE BENEFIT PLANS

    DEFERRED COMPENSATION PLAN

    The Company sponsors a qualified deferred compensation plan (401(k)). During 1995, the Company contributed matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee's compensation. Employer contributions to the plan during 1995, 1994 and 1993 were approximately $478, $284, and $314, respectively.

    MANAGEMENT AND EMPLOYEE BONUS PLAN

    The Company has a bonus plan that provides for participants to receive payments based upon the annual increase in revenue and operating income. The expense related to the plan was approximately $2,706, $1,912, and $1,520 for 1995, 1994 and 1993, respectively. Hourly employees have participated in the plan since 1994.

    NOTE 8: RELATED PARTY TRANSACTIONS

    In the second quarter of 1995, the Company advanced $120 to one of its officers on a short-term basis at an interest rate of nine percent. The loan was repaid with interest during the third quarter.

    In the second quarter of 1995, the Company advanced $250 to a key employee. The loan is collateralized and bears interest at nine percent. The loan is being repaid over a two-year period.

    During the first quarter of 1994, loans totaling approximately $305 were made to an officer of the Company. The entire amount including interest at six percent was repaid during 1994.

    During 1993 and 1992, the Company made loans of approximately $725 and $684, respectively, to certain officers of the Company. Approximately $434 was used by the officers to purchase Company stock in the open market. The stock that was purchased was pledged as collateral. The loans are payable within 90 days of demand and bear interest at six percent. The outstanding balance of these loans at December 31, 1995 and 1994, was approximately $393 and $505, respectively.

    NOTE 9: INTERNATIONAL OPERATIONS

    Sales for domestic and international operations during the past three years were as follows:

Year ended December 31       1995           1994           1993
-----------------------------------------------------------------
Domestic                  $136,168       $110,839      $  92,248
-----------------------------------------------------------------
International:
  Americas                  53,296         42,215         31,004
  Asia Pacific              11,953          4,115            756
  Other                      4,149          3,732          3,186
-----------------------------------------------------------------
Total International         69,398         50,062         34,946
-----------------------------------------------------------------
Total Sales               $205,566       $160,901       $127,194
-----------------------------------------------------------------

    Operating income for domestic and international operations during the past three years was as follows (in thousands):

Year ended December 31       1995           1994           1993
-----------------------------------------------------------------
Domestic                   $13,357       $  9,706       $  7,087
-----------------------------------------------------------------
International:
  Americas                   5,994          4,578          4,203
  Asia Pacific              (2,326)          (473)           (23)
  Other                        471            397            229
-----------------------------------------------------------------
Total International          4,139          4,502          4,409
-----------------------------------------------------------------
Total Operating Income     $17,496        $14,208        $11,496
-----------------------------------------------------------------

    Total assets for domestic and international operations for the past three years were as follows:

As of December 31            1995           1994           1993
-----------------------------------------------------------------
Domestic                   $40,996        $34,973       $ 28,752
-----------------------------------------------------------------
International:
  Americas                  18,941         12,970         11,597
  Asia Pacific               4,239          3,487            459
  Other                      1,071          1,028            726
-----------------------------------------------------------------
Total International         24,251         17,485         12,782
-----------------------------------------------------------------
Total Assets               $65,247        $52,458        $41,534
-----------------------------------------------------------------

    NOTE 10: COMMITMENTS AND CONTINGENCIES

    The Company leases certain facilities and equipment used in its operations. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 1995, were as follows:

Year ending December 31                          Lease Commitments
------------------------------------------------------------------
  1996                                               $2,685
  1997                                                1,186
  1998                                                  676
  1999                                                  470
  2000 and thereafter                                   824
------------------------------------------------------------------
                                                     $5,841
------------------------------------------------------------------

    The Company incurred expenses of approximately $2,725, $2,434 and $1,605 in connection with operating leases during 1995, 1994 and 1993, respectively.

    The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that any liability as a result of these matters will not have a material effect upon the Company's results of operations or financial position.

SUMMARY OF QUARTERLY OPERATIONS -- UNAUDITED
DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE INFORMATION

                                                                                                   Income
                                                      Selling, General                Other        Before                Net
               Sales       Cost of       Volume       & Administrative    Operating   Income       Income     Net       Income
1995          Revenue     Goods Sold   Incentives         Expenses          Income   (Expense)     Taxes     Income    Per Share*
---------------------------------------------------------------------------------------------------------------------------------
First Qtr     $ 47,062    $ 9,229      $21,794            $13,052          $  2,987   $  453       $  3,440  $ 2,014      $.11
Second Qtr      50,725      9,523       23,104             13,446             4,652      380          5,032    2,972       .16
Third Qtr       53,164      9,817       24,222             13,860             5,265      451          5,716    3,306       .17
Fourth Qtr      54,615      9,964       25,196             14,863             4,592    1,409          6,001    3,586       .19
---------------------------------------------------------------------------------------------------------------------------------
              $205,566    $38,533      $94,316            $55,221           $17,496   $2,693        $20,189  $11,878      $.63
---------------------------------------------------------------------------------------------------------------------------------
1994
---------------------------------------------------------------------------------------------------------------------------------
First Qtr     $ 37,337    $  7,049     $17,718            $ 9,503           $ 3,067   $  (29)       $ 3,038  $ 1,701      $.09
Second Qtr      38,312       7,508      17,840              9,359             3,605      377          3,982    2,237       .12
Third Qtr       41,003       7,917      18,690             10,930             3,466      192          3,658    2,221       .12
Fourth Qtr      44,249       8,365      19,915             11,899             4,070     (237)         3,833    2,289       .12
---------------------------------------------------------------------------------------------------------------------------------
              $160,901     $30,839     $74,163            $41,691           $14,208   $  303        $14,511  $ 8,448      $.45
---------------------------------------------------------------------------------------------------------------------------------

*The common share information has been adjusted to reflect the 3-for-2 stock split declared in February 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information called for by Item 10 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1995, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

    Information called for by Item 11 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1995, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information called for by Item 12 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1995, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information called for by Item 13 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1995, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) LIST OF FINANCIAL STATEMENTS

           The following are filed as part of this Report:

           Report of Independent Public Accountants

           Consolidated statements of income for the years ended December 31, 1995, 1994 and 1993.

           Consolidated balance sheets as of December 31, 1995 and 1994.

           Consolidated statements of shareholders' equity for the years ended December 31, 1995, 1994 and 1993.

           Consolidated statements of cash flows for the years ended December 31, 1995, 1994 and 1993.

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

    (a)(3) List of Exhibits

     3.1(1) -                Restated Articles of Incorporation

     3.2(2) -                By-laws, as amended

    10.1(3) -                Lease Agreement dated January 8, 1992 between the
                             Registrant and East Bay Associates Partnership No.
                             3

    10.2(4) -                Form of Employment Agreement between the
                             Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements

    10.3(5) -                1990 Long-Term Incentive Compensation Plan

    10.4(5) -                Form of Stock Option Agreement (1990 Long-Term
                             Incentive Compensation Plan)

    10.5(6) -                Executive Loan Program

    10.6(6) -                Exempt Employee Incentive Compensation Plan

    10.7(7) -                1993 Stock Option Plan

    10.8(7) -                Forms of Stock Option Agreements for employees and
                             non-employee directors (1993 Stock Option Plan)

    10.9                     1995 Stock Option Plan

    10.10                    Form of Stock Option Agreement (1995 Stock Option
                             Plan)

    10.11                    Key Employees' Automobile Incentive Program

    22 -                     List of Subsidiaries of Registrant

    24 -                     Consent of Independent Public Accountants

    27 -                     Financial Data Schedules
____________
------------
[1] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference.

[2] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1985 and is incorporated herein by reference.

[3] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1991 and is incorporated herein by reference.

[4] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

(5) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1990 and is incorporated herein by reference.

(6) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.

(7) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.

    (b)  REPORTS ON FORM 8-K

         The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1995.

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

                             Nature's Sunshine Products, Inc.
                             (Registrant)


Date:  March 25, 1996   By: /s/   Alan D. Kennedy
                            ------------------------------------
                                  Alan D. Kennedy, President and
                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                          Title                         Date
    ---------                          -----                         ----

/s/ Alan D. Kennedy      President, Chief Executive Officer      March 25, 1996
-------------------
    Alan D. Kennedy      and Director


/s/ Kristine F. Hughes  Chairman of the Board and Director      March 25, 1996
----------------------
    Kristine F. Hughes


/s/ Douglas Faggioli    Vice President of Finance, Treasurer,   March 25, 1996
--------------------
    Douglas Faggioli    Chief Financial Officer


/s/ Eugene L. Hughes    Vice President and Director             March 25, 1996
--------------------
    Eugene L. Hughes


/s/ Merrill Gappmayer   Director                                March 25, 1996
---------------------
    Merrill Gappmayer

/s/ Pauline T. Hughes   Director                                March 25, 1996
---------------------
    Pauline T. Hughes

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To Nature's Sunshine Products, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Nature's Sunshine Products, Inc., and subsidiaries appearing in Item 8 in this Annual Report on Form 10-K, and have issued our report thereon dated February 12, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 12, 1996

                           NATURE'S SUNSHINE PRODUCTS, INC.
                    SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE THREE YEARS ENDED DECEMBER 31, 1995



                                    Balance at                                          Balance at
                                    Beginning                  Amounts      Amounts       End of
        Description                 of Period    Provisions  Written Off   Recovered      Period
        -----------                 ---------    ----------  -----------   ---------    ----------



Year ended December 31, 1993

      Allowance for doubtful
          accounts receivable      $111,750     $279,946    $(128,027)   $ (3,621)     $260,048

      Allowance for obsolete
          inventory                 306,359      (25,032)         ---         ---       281,327

      Allowance for notes
          receivable                    ---          ---          ---         ---           ---

Year ended December 31, 1994

      Allowance for doubtful
          accounts receivable       $260,048     $839,232    $(460,921)   $ (2,414)     $635,945

      Allowance for obsolete
          inventory                 281,327          ---      (77,913)    (89,429)      113,985

      Allowance for notes
          receivable                     ---      304,086          ---         ---       304,086

Year ended December 31, 1995

      Allowance for doubtful
          accounts receivable       $635,945     $182,753    $(462,348)   $(10,210)     $346,140

      Allowance for obsolete
          inventory                 113,985      321,597          ---         ---       435,582

      Allowance for notes
          receivable                 304,086          ---     (289,682)        ---        14,404



                                   LIST OF EXHIBITS


                                                                                    Located At
                                                                                   Sequentially
    Item No.                             Exhibit                                   Numbered Page
    --------                             -------                                   -------------
      3.1[1] -  Restated Articles of Incorporation                                      ---

      3.2[2] -  By-laws, as amended                                                     ---

     10.1[3] -  Lease Agreement dated January 8, 1992 between the                       ---
                Registrant and East Bay Associates Partnership No. 3

     10.2[4] -  Form of Employment Agreement between the Registrant and                 ---
                its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements.

     10.3[5] -  1990 Long-Term Incentive Compensation Plan                              ---

     10.4[5] -  Form of Stock Option Agreement (1990 Long-Term Incentive                ---
                Compensation Plan)

     10.5[6] -  Executive Loan Program                                                  ---

     10.6[6] -  Exempt Employee Incentive Compensation Plan                             ---

     10.7[7] -  1993 Stock Option Plan                                                  ---

     10.8[7] -  Forms of Stock Option Agreements for employees and                      ---
                non-employee directors (1993 Stock Option Plan)

     10.9       1995 Stock Option Plan                                                   37

     10.10      Form of Stock Option Agreement (1995 Stock Option Plan)                  53

     10.11      Key Employees' Automobile Incentive Program                              56

     22  -      List of Subsidiaries of Registrant                                       57

     24  -      Consent of Independent Public Accountants                                58

     27 -       Financial Data Schedules                                                 59


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

[4] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

[5] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1990 and is incorporated herein by reference.

[6] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.

[7] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.