Form 10-Q
period 1996-03-31
NATURES SUNSHINE PRODUCTS INC
filed 1996-05-10
CIK 275053

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

(Mark One)

              [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1996

                                          OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to __________________

                               Commission File #0-8707

                           NATURE'S SUNSHINE PRODUCTS, INC.
                           --------------------------------
                              (Exact Name of Registrant)

               Utah                                 87-0327982
    ---------------------------          --------------------------------
    (State of Incorporation)           (I.R.S. Employer Identification Number)

                                  75 East 1700 South
                                  Provo, Utah  84606
                       (Address of Principal Executive Offices)

                                    (801) 342-4407
                 (Registrant's Telephone Number, including Area Code)


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

The number of shares of common stock, without par value, outstanding as of May 1, 1996, was 18,633,104.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollar Amounts In Thousands)


                                            (Unaudited)
                                              March 31     December 31
                                                1996           1995
                                             ----------    -----------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                   $22,877        $14,172
   Accounts receivable, net                      5,530          6,042
   Inventories                                  22,655         23,127
   Notes receivable due from related parties       218            213
   Prepaid expenses and other                    5,470          3,619
                                               -------        -------

      Total Current Assets                      56,750         47,173

PROPERTY, PLANT AND
   EQUIPMENT, net                               15,134         13,088

LONG-TERM INVESTMENTS                            2,430          2,381

OTHER ASSETS                                     2,488          2,605
                                               -------        -------

                                               $76,802        $65,247
                                               -------        -------
                                               -------        -------




              The accompanying notes to the financial statements are an
            integral part of these consolidated condensed balance sheets.

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                            (Dollar Amounts In Thousands)


                                                     (Unaudited)
                                                       March 31    December 31
                                                         1996         1995
                                                      ----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                                     $ 2,768        $ 2,042
   Accounts payable                                      4,338          5,031
   Accrued volume incentives                            10,481          7,207
   Accrued liabilities                                  10,168          6,577
   Income taxes payable                                  3,097          1,883
                                                       -------        -------

      Total Current Liabilities                         30,852         22,740
                                                       -------        -------

DEFERRED INCOME TAXES                                    1,199          1,002
                                                       -------        -------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 20,000,000 shares
      authorized; 19,445,734 shares issued              31,408         31,263
   Retained earnings                                    21,869         19,214
   Treasury stock, at cost, 943,810 and 1,011,607
      shares at March 31, 1996 and December 31,
      1995, respectively                                (4,891)        (4,942)
   Receivables due from related parties                   (231)          (293)
   Cumulative translation adjustments                   (3,404)        (3,737)
                                                       -------        -------

      Total Shareholders' Equity                        44,751         41,505
                                                       -------        -------

                                                       $76,802        $65,247
                                                       -------        -------
                                                       -------        -------




              The accompanying notes to the financial statements are an
            integral part of these consolidated condensed balance sheets.

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Amounts In Thousands, Except Per-Share Information)


                                                        Three Months Ended
                                                              March 31
                                                      -----------------------
                                                            (Unaudited)
                                                        1996           1995
                                                      --------       --------

SALES REVENUE                                          $60,113        $47,062
                                                       -------        -------

COSTS AND EXPENSES:
   Cost of goods sold                                   10,384          9,229
   Volume incentives                                    27,896         21,794
   Selling, general and administrative                  16,753         13,052
                                                       -------        -------

                                                        55,033         44,075
                                                       -------        -------

OPERATING INCOME                                         5,080          2,987
                                                       -------        -------

OTHER INCOME (EXPENSE):
   Interest and other income                               744            398
   Interest expense                                        (32)           (44)
   Foreign exchange loss                                  (207)          (127)
   Minority interest                                        (5)           226
                                                       -------        -------

                                                           500            453
                                                       -------        -------

INCOME BEFORE INCOME TAXES                               5,580          3,440

PROVISION FOR INCOME TAXES                               2,304          1,426
                                                       -------        -------

NET INCOME                                             $ 3,276        $ 2,014
                                                       -------        -------
                                                       -------        -------

NET INCOME PER COMMON SHARE                            $  0.17        $  0.11
                                                       -------        -------
                                                       -------        -------

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                            19,458         18,605
                                                       -------        -------
                                                       -------        -------




          The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalents
                            (Dollar Amounts In Thousands)


                                                        Three Months Ended
                                                              March 31
                                                     -------------------------
                                                            (Unaudited)
                                                        1996           1995
                                                     ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from sales revenue                    $60,494        $46,980
   Cash paid as volume incentives                      (24,936)       (19,925)
   Cash paid to suppliers and employees                (24,176)       (21,769)
   Interest paid                                           (32)           (44)
   Interest received                                       668            427
   Income taxes paid                                      (893)          (443)
                                                       -------        -------

      Net Cash Provided by Operating Activities         11,125          5,226
                                                       -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (2,830)          (652)
   Purchase of other assets                                ---           (212)
   Investment in joint venture                               5           (226)
   Payments received on long-term receivables               68             42
   Payment received on related party receivables            91              2
   Proceeds from sale of assets                            ---            257
   (Purchase) sale of long-term investments                (49)            44
                                                       -------        -------

      Net Cash Used in Investing Activities             (2,715)          (745)
                                                       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of cash dividends                              (620)          (613)
   Short-term loan                                         726            143
   Proceeds from exercise of stock options                 197            ---
   Purchase of treasury stock                              ---         (1,070)
                                                       -------        -------

      Net Cash Provided By (Used in)
         Financing Activities                              303         (1,540)
                                                       -------        -------

EFFECT OF EXCHANGE RATES ON CASH                            (8)          (310)
                                                       -------        -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                           8,705          2,631

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  14,172         11,201
                                                       -------        -------


CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       $22,877        $13,832
                                                       -------        -------
                                                       -------        -------


          The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of cash flows.

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
      Reconciliation of Net Income to Net Cash Provided by Operating Activities
                            (Dollar Amounts In Thousands)


                                                        Three Months Ended
                                                              March 31
                                                     -------------------------
                                                            (Unaudited)
                                                        1996           1995
                                                     ----------     ----------

NET INCOME                                             $ 3,276        $ 2,014
                                                       -------        -------

   Bad debt expense                                         16             60
   Depreciation and amortization                           867            742
   Decrease in accounts receivable                         497             74
   Decrease (increase) in inventories                      472           (177)
   Increase in prepaid expenses and other assets        (1,924)          (385)
   Increase in income taxes payable                      1,214            973
   Increase in accrued liabilities and volume
     incentives                                          6,864          3,547
   Decrease in accounts payable                           (693)          (729)
   Increase (decrease) in deferred income taxes            197           (119)
   Cumulative translation adjustments                      339           (774)
                                                       -------        -------

      Total Adjustments                                  7,849          3,212
                                                       -------        -------

      Net Cash Provided by Operating Activities        $11,125        $ 5,226
                                                       -------        -------
                                                       -------        -------




          The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of cash flows.

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per-Share Information)

(1)  INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

    The unaudited, consolidated condensed financial statements of Nature's Sunshine Products, Inc. and subsidiaries included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

    These consolidated condensed financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the financial position as of March 31, 1996, and the results of operations for the interim periods presented. All of the adjustments which have been made in these consolidated condensed financial statements are of a normal recurring nature.

    Weighted average shares outstanding and all per share amounts included in the condensed financial statements have been adjusted to reflect the three-for-two stock split effected in February of 1996.

    It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

(2) INVENTORIES


    Inventories consist of:            (Unaudited)
                                         March 31          December 31
                                           1996                1995
                                        ----------         -----------

    Raw materials                         $ 7,065             $ 7,772
    Work in process                         1,133               1,123
    Finished goods                         14,457              14,232
                                          -------             -------

                                          $22,655             $23,127
                                          -------             -------
                                          -------             -------


                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


(3)  EARNINGS PER SHARE

    Outstanding stock options are considered common stock equivalents and are included in the computation of primary earnings per share for the three-month periods ended March 31, 1996 and 1995.

     As of March 31, 1996, the Company had a total of 3,449,769 options outstanding. The options were all granted at market prices, which vary from $1.79 to $20.00 per share.

(4)  QUARTERLY CASH DIVIDENDS

    The Company has declared 31 consecutive quarterly cash dividends. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared May 6, 1996, to shareholders of record on May 17, 1996, payable May 30, 1996.

(5)  TRANSLATION OF FOREIGN CURRENCY

    The financial statements of the international subsidiaries have been translated to U.S. dollars in accordance with the provisions of SFAS No. 52.

    As a result of its international operations, the Company is subject to foreign currency fluctuations which may impact current earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following table identifies (i) the relationship that net income items disclosed in the consolidated condensed financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.


             (i)                                                                           (ii)
      Income and Expense                                                      Three Months Ended March 31
  Items as a Percent of Sales                                   ------------------------------------------------------
  ---------------------------                                              1996 to 1995                  1995 to 1994
      Three Months Ended                                        ------------------------------------    --------------
           March 31                                                 Amount of              Percent           Percent
    -----------------------  Income and                             Increase/                of                 of
      1996        1995       Expense Items                         (Decrease)              Change             Change
   ----------   ----------   -------------                       --------------          ----------         ----------
    100.00%      100.00%     Sales revenue                           $13,051                27.73%             26.05%
   ----------  ----------                                        --------------          ----------         ----------

    17.27         19.61      Cost of sales                             1,155                12.51              30.94
    46.41         46.31      Volume incentives                         6,102                28.00              23.00
    27.87         27.73      SG&A expenses                             3,701                28.36              37.34
   ----------  ----------                                        --------------          ----------         ----------

    91.55         93.65                                               10,958                24.86              28.61
   ----------  ----------                                        --------------          ----------         ----------

     8.45          6.35      Operating income                          2,093                70.07              (2.61)
   ----------  ----------                                        --------------          ----------         ----------

     1.24          0.85      Interest and other income                   346                86.93             171.86
    (0.05)        (0.09)     Interest expense                             12                27.27          (4,794.01)
    (0.35)        (0.28)     Foreign exchange loss                       (80)              (62.99)             39.83
    (0.01)         0.48      Minority interest                          (231)             (102.21)            529.85
   ----------  ----------                                        --------------          ----------         ----------

     0.83          0.96                                                   47                10.38           1,637.84
   ----------  ----------                                        --------------          ----------         ----------

     9.28          7.31      Income before income taxes                2,140                62.21              13.26

     3.83          3.03      Provision for income taxes                  878                61.57               6.73
   ----------  ----------                                        --------------          ----------         ----------

     5.45%         4.28%     Net income                              $  1,262               62.66%             18.39%
   ----------  ----------                                        --------------          ----------         ----------
   ----------  ----------                                        --------------          ----------         ----------


                         MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SALES REVENUE:

    The Company reported record consolidated sales for the three months ended March 31, 1996. Sales revenue for the three months ended March 31, 1996, was $60.1 million compared to $47.1 million in the same period the prior year, an increase of 28 percent.

    Management believes the increase in sales for the three-month period is attributable to the expansion of the Company's independent sales force, a continued increase of consumer awareness and interest in natural health and nutritional products and incentives the Company offers its independent sales force. In addition, the Company's sales revenue growth has been enhanced by its international expansion. The Company's international operations reported sales revenue of $19.8 million for the three-month period in 1996, an increase of 32 percent compared to the same period in 1995.

    The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers increased to 14,268 at March 31, 1996, from 10,616 at March 31, 1995. The number of Distributors at March 31, 1996, was 427,777 compared to 262,453 at March 31, 1995.

COST OF GOODS SOLD:

    The Company has experienced a decrease in cost of goods sold, as a percentage of sales, for the three months ended March 31, 1996, compared to the same period last year. The decrease in cost of goods sold, as a percentage of sales, was primarily the result of the increase in volume as well as increased efficiencies in the Company's manufacturing operations. Management expects cost of goods sold to decrease slightly as a percent of sales during the rest of 1996.

VOLUME INCENTIVES:

    The increase in volume incentives, for the three months ended March 31, 1996, is directly related to the increase in sales revenue. Volume incentives are an integral part of the Company's direct sales marketing program and are payments to independent sales force members for reaching certain levels of sales performance and organizational development. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies.

    Management expects volume incentives to decrease slightly, as a percent of sales, during the rest of 1996. The decrease is anticipated as the result of increasing sales from Japan and Brazil, which have comparatively lower volume incentive payments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

    The Company experienced increased selling, general and administrative expenses (SG&A) of approximately $3.7 million during the period ended March 31, 1996. However as a percent of sales, SG&A expenses were consistent with the first quarter of 1995.

    SG&A expenses for the first quarter of 1996 included startup costs for the Company's new operations in Guatemala, El Salvador, Panama and Peru. Management expects SG&A to decrease, as a percent of sales, during the remainder of 1996.

SUBSIDIARY OPERATIONS:

    Domestic and international sales revenue for the three months ended March 31, 1996, compared to the previous year are as follows:


SALES REVENUE                                  (Dollars in Thousands)
                                                1996            1995
                                             ---------       ---------

   DOMESTIC SALES REVENUE                      $40,335        $32,057
                                               -------        -------

   INTERNATIONAL SALES REVENUE:
      Americas                                  15,371         11,659
      Asia Pacific                               3,493          2,212
      Other                                        914          1,134
                                               -------        -------

   TOTAL INTERNATIONAL                          19,778         15,005
                                               -------        -------
   TOTAL SALES REVENUE                         $60,113        $47,062
                                               -------        -------
                                               -------        -------


    Domestic and international operating income for the three months ended March 31, 1996, compared to the previous year are as follows:


OPERATING INCOME                               (Dollars in Thousands)
                                                1996           1995
                                            -----------     ----------

   DOMESTIC OPERATING INCOME                   $ 3,340        $ 2,201
                                               -------        -------

   INTERNATIONAL OPERATING INCOME:
      Americas                                   1,942          1,069
      Asia Pacific                                (183)          (451)
      Other                                        (19)           168
                                               -------        -------
   TOTAL INTERNATIONAL                           1,740            786
                                               -------        -------
   TOTAL OPERATING INCOME                      $ 5,080        $ 2,987
                                               -------        -------
                                               -------        -------


    Domestic and international assets as of March 31, 1996, compared to December 31, 1995, balances are as follows:


                                              (Dollars in Thousands)
                                              March 31     December 31
ASSETS                                          1996           1995
                                             ----------     ----------

   DOMESTIC ASSETS                             $47,176        $40,996
                                               -------        -------

   INTERNATIONAL ASSETS:
      Americas                                  24,169         18,941
      Asia Pacific                               4,472          4,239
      Other                                        985          1,071
                                               -------        -------
   TOTAL INTERNATIONAL                          29,626         24,251
                                               -------        -------
   TOTAL ASSETS                                $76,802        $65,247
                                               -------        -------
                                               -------        -------


BALANCE SHEET

PREPAID EXPENSES AND OTHER

    Prepaid expenses and other increased approximately $1.9 million during the period ended March 31, 1996. The increase was the result of advance deposits and payments required for the Company's incentive travel awards, including conventions. The increase also includes advance tax payments made by certain of the Company's international operations.

ACCRUED VOLUME INCENTIVES

    Accrued volume incentives increased approximately $3.3 million during the first three months of the year as a direct result of increased sales.

ACCRUED LIABILITIES

    Accrued liabilities increased approximately $3.6 million during the period ended March 31, 1996. The increase in accrued liabilities reflects the increased level of sales and related accruals for sales incentives such as conventions and other travel awards.

INCOME TAXES PAYABLE

    Income taxes payable increased approximately $1.2 million since year end. The increase in income taxes payable is primarily related to the timing of the estimated income tax payments.


LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased approximately $8.7 million for the three months ended March 31, 1996. The increase in cash is primarily the result of the increased sales and income as well as increases in current liabilities.

    The Company acquired approximately $2.8 million in property, plant and equipment improvements during the first three months of 1996 to improve its manufacturing and administrative capabilities. The Company increased its short-term borrowings in Japan by approximately $.7 million during the period ended March 31, 1996. Approximately $.6 million was used for the payment of dividends during the first quarter.

    Management believes the Company's stock is an attractive investment and, from time to time pursuant to its previously announced 660,000 share stock buyback program, may utilize a portion of its available cash to purchase up to the remaining balance of approximately 153,000 shares of its stock should market conditions warrant.

    The Company is in the process of establishing a new international subsidiary. Management expects that this new operation may require initial capitalization of approximately $1 million during the next twelve to eighteen months.

    The Company is evaluating the need to expand its domestic manufacturing, inventory and other facilities. The Company may consider long-term financing for these projects in the event that they require significant capital outlays.

    The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that any liability as a result of these matters should not have a material effect upon the Company's results of operations or financial position.

    Management believes that future working capital requirements can be internally funded. Management expects cash and investments to increase during 1996, as the result of operations. However, cash and investments may be reduced in the event the Company proceeds with the capital projects mentioned above.

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

                        NATURE'S SUNSHINE PRODUCTS, INC.


May 9, 1996             /s/ Alan D. Kennedy
                        -----------------------------------
                        Alan D. Kennedy, President & Chief Executive Officer


May 9, 1996             /s/ Douglas Faggioli
                        -----------------------------------
                        Douglas Faggioli, Chief Financial Officer