Form 10-Q
period 1996-06-30
NATURES SUNSHINE PRODUCTS INC
filed 1996-08-09
CIK 275053

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

                 For the Quarterly Period Ended June 30, 1996

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ---------------to ----------------------

                            Commission File #0-8707

                        NATURE'S SUNSHINE PRODUCTS, INC.
                           (Exact Name of Registrant)

                 UTAH                                87-0327982
       ------------------------        ---------------------------------------
       (State of Incorporation)        (I.R.S. Employer Identification Number)

                              75 East 1700 South
                              Provo, Utah  84606
                        (Principal Executive Offices)

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

The number of shares of common stock, without par value, outstanding as of July 31, 1996, was 18,853,719.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION
- -----------------------------

ITEM 1. FINANCIAL STATEMENTS

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollar Amounts In Thousands)

                                                  (UNAUDITED)
                                                    JUNE 30          DECEMBER 31
                                                     1996                1995
ASSETS                                            -----------        -----------

CURRENT ASSETS:
       Cash and cash equivalents                      $22,353           $14,172
       Accounts receivable, net                         7,071             6,042
       Inventories                                     23,845            23,127
       Prepaid expenses and other                       5,981             3,619
       Notes receivable due from related parties          143               213
                                                      -------           -------
           Total Current Assets                        59,393            47,173

PROPERTY, PLANT AND
       EQUIPMENT, net                                  15,540            13,088

LONG-TERM INVESTMENTS                                   2,307             2,381

OTHER ASSETS                                            2,466             2,605
                                                      -------           -------
                                                      $79,706           $65,247
                                                      -------           -------
                                                      -------           -------


           The accompanying notes to the financial statements are an integral part of these consolidated condensed balance sheets.

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                         (Dollar Amounts In Thousands)

                                                    (UNAUDITED)
                                                      JUNE 30        DECEMBER 31
                                                        1996            1995
                                                    -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Short-term debt                                 $ 2,475          $ 2,042
       Accounts payable                                  4,540            5,031
       Accrued volume incentives                         9,527            7,207
       Accrued liabilities                               9,956            6,577
       Income taxes payable                              2,213            1,883
                                                       -------          -------
           Total Current Liabilities                    28,711           22,740
                                                       -------          -------
DEFERRED INCOME TAXES                                    1,059            1,002
                                                       -------          -------
SHAREHOLDERS' EQUITY:
       Common stock, no par value, 20,000,000 shares
           authorized; 19,445,734 shares issued         32,549           31,263
       Retained earnings                                25,590           19,214
       Treasury stock, at cost, 592,015 and 1,011,607
           shares at June 30, 1996 and December 31,
           1995, respectively                           (4,308)          (4,942)
       Receivables due from related parties               (229)            (293)
       Cumulative translation adjustments               (3,666)          (3,737)
                                                       -------          -------
           Total Shareholders' Equity                   49,936           41,505
                                                       -------          -------
                                                       $79,706          $65,247
                                                       -------          -------
                                                       -------          -------

           The accompanying notes to the financial statements are an integral part of these consolidated condensed balance sheets.

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Amounts In Thousands, Except Per-Share Information)


                                                 THREE MONTHS ENDED
                                                      JUNE 30
                                             --------------------------
                                                    (UNAUDITED)
                                              1996                1995
                                             -------            -------

SALES REVENUE                                $63,182            $50,725
                                             -------            -------
COSTS AND EXPENSES:
       Cost of goods sold                     11,565              9,523
       Volume incentives                      28,750             23,104
       Selling, general and administrative    15,542             13,446
                                             -------            -------
                                              55,857             46,073
                                             -------            -------
OPERATING INCOME                               7,325              4,652
                                             -------            -------

OTHER INCOME (EXPENSE):
       Interest and other income                 313                498
       Interest expense                           (6)               (53)
       Foreign exchange loss, net               (162)               (86)
       Minority interest                        (218)                21
                                             -------            -------
                                                 (73)               380
                                             -------            -------
INCOME BEFORE INCOME TAXES                     7,252              5,032

PROVISION FOR INCOME TAXES                     2,910              2,060
                                             -------            -------
NET INCOME                                   $ 4,342            $ 2,972
                                             -------            -------
                                             -------            -------
NET INCOME PER COMMON SHARE                  $  0.22            $  0.16
                                             -------            -------
                                             -------            -------
WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING              19,834             18,629
                                             -------            -------
                                             -------            -------


      The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

                 NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Amounts In Thousands, Except Per-Share Information)

                                                    Six Months Ended
                                                         June 30
                                                 ---------------------
                                                       (Unaudited)
                                                    1996        1995
                                                 ---------   ---------

SALES REVENUE                                    $ 123,295   $  97,787
                                                 ---------   ---------

COSTS AND EXPENSES:
       Cost of goods sold                           21,949      18,752
       Volume incentives                            56,646      44,898
       Selling, general and administrative          32,295      26,498
                                                 ---------   ---------

                                                   110,890      90,148
                                                 ---------   ---------

OPERATING INCOME                                    12,405       7,639
                                                 ---------   ---------

OTHER INCOME (EXPENSE):
       Interest and other income                     1,057         897
       Interest expense                               (38)        (97)
       Foreign exchange loss, net                    (369)       (213)
       Minority interest                             (223)         247
                                                 ---------   ---------

                                                      427          834
                                                 ---------   ---------

INCOME BEFORE INCOME TAXES                         12,832        8,473

PROVISION FOR INCOME TAXES                          5,214        3,487
                                                 ---------   ---------

NET INCOME                                       $  7,618    $   4,986
                                                 ---------   ---------
                                                 ---------   ---------

NET INCOME PER COMMON SHARE                      $   0.39    $    0.27
                                                 ---------   ---------
                                                 ---------   ---------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         19,661       18,617
                                                 ---------   ---------
                                                 ---------   ---------


     The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

                 NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollar Amounts In Thousands)

                                                          Six Months Ended
                                                               June 30
                                                      -----------------------
Increase (Decrease) in Cash and Cash Equivalents             (Unaudited)

                                                         1996          1995
                                                      ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Cash received from sales revenue              $ 121,832     $  96,632
       Cash paid as volume incentives                  (53,898)      (43,340)
       Cash paid to suppliers and employees            (53,081)      (45,603)
       Income taxes paid                                (4,827)       (2,717)
       Interest received                                 1,123           724
       Interest paid                                       (38)          (97)
                                                      ---------      --------

         Net Cash Provided by Operating Activities      11,111         5,599
                                                      ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                             (4,067)       (1,710)
       Purchase of other assets                           (156)          (12)
       Payments received on long-term receivables          110            68
       Short-term related party receivables, net           201          (332)
       Sale of long-term investments, net                   73            19
       Proceeds from sale of assets                        ---           258
       Investment in subsidiaries                          ---          (247)
                                                      ---------      --------

         Net Cash Used in Investing Activities          (3,839)       (1,956)
                                                      ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of cash dividends                        (1,242)       (1,220)
       Proceeds from exercise of stock options           1,915           160
       Proceeds from short-term debt, net                  433           633
       Purchase of treasury stock                          ---        (1,298)
       Issuance of treasury stock                            6           ---
                                                      ---------      --------

         Net Cash Provided by (Used in) Financing
          Activities                                     1,112        (1,725)
                                                      ---------      --------

EFFECT OF EXCHANGE RATES ON CASH                          (203)         (213)
                                                      ---------      --------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                             8,181         1,705

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    14,172        11,201
                                                      ---------      --------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                       $  22,353     $  12,906
                                                      ---------      --------
                                                      ---------      --------

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


                                                          Six Months Ended
                                                               June 30
                                                      -----------------------
                                                             (Unaudited)
                                                         1996          1995
                                                      ---------      --------

NET INCOME                                            $  7,618       $ 4,986
                                                      ---------      --------

       Bad debt expense                                     36            20
       Depreciation and amortization                     1,729         1,217
       Increase in accounts receivable                  (1,065)       (1,135)
       Increase in inventories                            (718)       (1,472)
       Increase in prepaid expenses and other           (2,357)         (568)
       Increase in income taxes payable                    331           411
       Increase in accrued liabilities and
        volume incentives                                5,698         3,742
       Decrease in accounts payable                       (491)         (663)
       Increase (decrease) in deferred income taxes         57          (229)
       Cumulative translation adjustments                  273          (710)
                                                      ---------      --------

            Total Adjustments                            3,493           613
                                                      ---------      --------

                 Net Cash Provided by Operating
                  Activities                          $ 11,111       $ 5,599
                                                      ---------      --------
                                                      ---------      --------




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

     These consolidated, condensed financial statements reflect all adjustments, which in the opinion of management, are necessary to a fair statement of financial position as of June 30, 1996, and the results of operations for the interim periods presented. All of the adjustments which have been made in these consolidated, condensed financial statements are of a normal recurring nature.

     Weighted average number of common shares outstanding and all per share amounts included in the condensed financial statements have been adjusted to reflect the three-for-two stock split effected in March of 1996.

     It is suggested that these consolidated, condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

(2)  INVENTORIES

     Inventories consist of:

                                       (Dollars in Thousands)
                                 (Unaudited)
                                   June 30              December 31
                                     1996                  1995
                                 -----------            -----------
     Raw materials                 $ 8,227                $ 7,772
     Work in process                 1,328                  1,123
     Finished goods                 14,290                 14,232
                                   -------                -------
                                   $23,845                $23,127
                                   -------                -------
                                   -------                -------

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(3)  EARNINGS PER SHARE


     Outstanding stock options are considered common stock equivalents and are included in the computation of primary earnings per share.

     As of June 30, 1996, the Company had a total of 3,108,174 options outstanding. The options were all granted at market prices, which vary from $1.79 to $22.25 per share.

(4)  QUARTERLY CASH DIVIDENDS

     The Company has declared 32 consecutive quarterly cash dividends. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on August 5, 1996, to shareholders of record on August 16, 1996, payable August 26, 1996.

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

                               (Dollar Amounts In Thousands)
           (i)                                                                (ii)
   Income and Expense                                               Three Months Ended June 30
Items as a Percent of Sales                               ----------------------------------------
- ---------------------------                                     1996 to 1995          1995 to 1994
   Three Months Ended                                     ----------------------      ------------
        June 30                                           Amount of      Percent        Percent
- ----------------------------  Income and                  Increase/       of              of
   1996          1995         Expense Items               (Decrease)     Change         Change
  ------        ------        -------------               ---------      -------        -------
  100.00%       100.00%       Sales revenue                 $12,457       24.56%         32.40%
  ------        ------                                      -------      ------         ------

   18.30         18.77        Cost of sales                   2,043       21.45          26.84
   45.51         45.55        Volume incentives               5,646       24.44          29.51
   24.60         26.51        SG&A expenses                   2,095       15.58          43.67
  ------        ------                                      -------      ------         ------

   88.41         90.83                                        9,784       21.24          32.75
  ------        ------                                      -------      ------         ------

   11.59          9.17        Operating income                2,673       57.46          29.02
  ------        ------                                      -------      ------         ------

    0.50          0.98        Interest and other income        (185)     (37.20)         40.56
   (0.01)        (0.10)       Interest expense                   47       88.82        (100.00)
   (0.26)        (0.17)       Foreign exchange loss             (76)     (87.87)        (54.23)
   (0.34)         0.04        Minority interest                (238)  (1,183.29)        (72.89)
  ------        ------                                      -------      ------         ------

   (0.11)         0.75                                         (452)    (119.46)          1.18
  ------        ------                                      -------      ------         ------

   11.48          9.92        Income before income taxes      2,221       44.14          26.39
  ------        ------

    4.61          4.06        Provision for income taxes        851       41.31          18.08
  ------        ------                                      -------      ------         ------

    6.87%         5.86%       Net income                    $ 1,370       46.09%         32.87%
  ------        ------                                      -------      ------         ------
  ------        ------                                      -------      ------         ------


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


SUMMARY

The following table identifies (i) the relationship that net income items disclosed in the consolidated condensed financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.


                               (Dollar Amounts In Thousands)
           (i)                                                                (ii)
   Income and Expense                                                Six Months Ended June 30
Items as a Percent of Sales                               ----------------------------------------
- ---------------------------                                     1996 to 1995          1995 to 1994
    Six Months Ended                                     ----------------------      ------------
        June 30                                           Amount of      Percent        Percent
- ----------------------------  Income and                  Increase/       of              of
   1996          1995         Expense Items               (Decrease)     Change         Change
  ------        ------        -------------               ---------      -------        -------
  100.00%       100.00%       Sales revenue                 $25,508       26.09%         29.26%
  ------        ------                                      -------      ------         ------

   17.80         19.18        Cost of sales                   3,197       17.05          28.82
   45.95         45.91        Volume incentives              11,748       26.17          26.27
   26.19         27.10        SG&A expenses                   5,797       21.88          40.48
  ------        ------                                      -------      ------         ------

   89.94         92.19                                       20,742       23.01          30.69
  ------        ------                                      -------      ------         ------

   10.06          7.81        Operating income                4,766       62.39          14.48
  ------        ------                                      -------      ------         ------

    0.86          0.92        Interest and other income         160       17.84          79.29
   (0.03)        (0.10)       Interest expense                   59       60.82         100.00
   (0.30)        (0.22)       Foreign exchange loss            (156)     (73.24)        (20.20)
   (0.18)         0.25        Minority interest                (469)    (190.65)        118.17
  ------        ------                                      -------      ------         ------

    0.35          0.85                                         (406)     (48.74)        140.52
  ------        ------                                      -------      ------         ------

   10.41          8.66        Income before income taxes      4,360       51.46          20.71
  ------        ------

    4.23          3.56        Provision for income taxes      1,728       49.57          13.15
  ------        ------                                      -------      ------         ------

    6.18%         5.10%       Net income                    $ 2,632       52.79%         26.62%
  ------        ------                                      -------      ------         ------
  ------        ------                                      -------      ------         ------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SALES REVENUE:

       The Company reported record consolidated sales for the three and six months ended June 30, 1996. Sales revenue for the three and six months ended June 30, 1996, was $63 million and $123 million compared to $51 million and $98 million, an increase of 25 percent and 26 percent compared to corresponding periods of 1995, respectively.

       Management believes the increase in sales for the three- and six-month periods is attributable to the expansion of the Company's independent sales force, a continued increase of consumer awareness and interest in natural health and nutritional products and incentives the Company offers its independent sales force. Additionally, the Company's sales revenue growth has been enhanced through international expansion. The Company's international operations reported sales revenue of $43 million for the six months ended June 30, 1996, an increase of 32 percent compared to the same period in 1995.

       The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers increased to 15,309 at June 30, 1996, from 10,396 at June 30, 1995. The number of Distributors at June 30, 1996, was 485,500 compared to 280,830 at June 30, 1995.

VOLUME INCENTIVES:

       The dollar increase in volume incentives, for the three and six months ended June 30, 1996, is directly related to the increase in sales revenue. Volume incentives are an integral part of the Company's direct sales marketing program and are payments to independent sales force members for reaching certain levels of sales performance and organizational development. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies.

       Management expects volume incentives to remain relatively constant, as a percent of sales, during the rest of 1996.

COST OF GOODS SOLD:

       The Company has experienced a decrease in cost of goods sold of .47 percent and 1.38 percent, as a percentage of sales, for the three and six months ended June 30, 1996, respectively, compared to the same period last year. The decrease in cost of goods sold, as a percentage of sales, was primarily related to increased efficiencies in the Company's manufacturing operations. Management expects cost of goods sold to decrease slightly as a percent of sales during the rest of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

       The Company experienced a decrease in selling, general and administrative expenses (SG&A) of 1.91 percent and .91 percent, as a percent of sales, during the three and six month periods ended June 30, 1996, respectively, compared to the corresponding periods of 1995.

       The decrease in SG&A expenses, as a percentage of sales, resulted from efficiencies due to the increase in sales revenue and improved budgetary controls and efforts to reduce dollar increases in SG&A. Management expects SG&A to decrease slightly, as a percentage of sales, during the rest of 1996.

SUBSIDIARY OPERATIONS:

       Domestic and international sales for the six months ended June 30, 1996, compared to the previous year are as follows:

SALES REVENUE

                                                (Dollars in Thousands)
                                                     (Unaudited)
                                                 1996           1995
                                               --------        -------
       DOMESTIC SALES REVENUE                  $ 80,777        $65,664
                                               --------        -------

       INTERNATIONAL SALES REVENUE:
            Americas                             33,308         24,099
            Asia Pacific                          6,716          5,404
            Other                                 2,494          2,620
                                               --------        -------

       TOTAL INTERNATIONAL                       42,518         32,123
                                               --------        -------
       TOTAL SALES REVENUE                     $123,295        $97,787
                                               --------        -------
                                               --------        -------

       Domestic and international operating income for the six months ended June 30, 1996, compared to the previous year are as follows:

OPERATING INCOME
                                                (Dollars in Thousands)
                                                     (Unaudited)
                                                 1996           1995
                                               --------        -------
       DOMESTIC OPERATING INCOME                $ 7,814         $5,140
                                                -------         ------

       INTERNATIONAL OPERATING INCOME:
            Americas                              4,477          2,618
            Asia Pacific                              7           (501)
            Other                                   107            382
                                                -------         ------
TOTAL INTERNATIONAL                               4,591          2,499
                                                -------         ------
TOTAL OPERATING INCOME                          $12,405         $7,639
                                                -------         ------
                                                -------         ------

       Domestic and international assets as of June 30, 1996, compared to December 31, 1995, balances are as follows:

                                          (Dollars in Thousands)
                                       (Unaudited)
                                         June 30        December 31
                                           1996             1995
                                       -----------      -----------
ASSETS

       DOMESTIC ASSETS                   $50,280          $40,996
                                         -------          -------

       INTERNATIONAL ASSETS:
            Americas                      24,320           18,941
            Asia Pacific                   4,178            4,239
            Other                            928            1,071
                                         -------          -------
       TOTAL INTERNATIONAL                29,426           24,251
                                         -------          -------
       TOTAL ASSETS                      $79,706          $65,247
                                         -------          -------
                                         -------          -------


BALANCE SHEET

ACCOUNTS RECEIVABLE

       Accounts receivable increased approximately $1 million during the six months ended June 30, 1996. The increase in receivables is related to the Company's growing international operations as well as promotional incentives offered during the second quarter.

PREPAID EXPENSES AND OTHER

       Prepaid expenses and other increased approximately $2 million during the six months ended June 30, 1996. The increase is the result of deposits made for the Company's travel incentive programs as well as required tax deposits.

ACCRUED VOLUME INCENTIVES

       Accrued volume incentives increased approximately $2 million during the first six months of the year as a direct result of increased sales revenue.

ACCRUED LIABILITIES

       The balance of accrued liabilities increased approximately $3 million during the six months ended June 30, 1996. The increase in accrued liabilities reflects the increased level of sales revenue and related accruals for incentives such as conventions and other travel awards.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents increased approximately $8 million for the six months ended June 30, 1996. The increase in cash and cash equivalents is primarily the result of operations as well as increases in current liabilities.

       The Company acquired approximately $4 million in machinery, equipment and building improvements during the first six months of 1996 to improve its manufacturing and administrative capabilities. Approximately $1.2 million was used for the payment of dividends during the first six months.

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

       The Company is evaluating the need to expand its domestic manufacturing, inventory and other facilities. The Company may consider long-term financing for these projects in the event that they require significant capital outlays, otherwise these facilities will be funded through working capital.

       Management believes that future working capital requirements can be internally funded. Management expects cash and investments to increase during the remainder of 1996, primarily resulting from operations. However, cash and investments may be reduced in the event the Company proceeds with the capital projects mentioned above.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 20, 1996. At the meeting, the following persons were re-elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.

                                                         WITHHOLD
               DIRECTOR                  FOR             AUTHORITY
          ------------------          ----------         ---------
          Kristine F. Hughes          17,100,788          185,586
          Alan D. Kennedy             17,100,444          185,830

         At the meeting, the shareholders also adopted and approved the Company's 1995 Stock Option Plan as described in the Company's Proxy Statement for the meeting. Shareholders voted on the Plan as follows:

                                                        ABSTENTIONS
                                                            OR
                 FOR                    AGAINST          NON-VOTES
              ----------               ---------        -----------
              11,784,337               2,206,231            -0-

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

                                     NATURE'S SUNSHINE PRODUCTS, INC.


August 8, 1996                       /s/ Alan D. Kennedy
                                     -----------------------------------------
                                     Alan D. Kennedy, President and
                                     Chief Executive Officer

August 8, 1996                       /s/ Douglas Faggioli
                                     -----------------------------------------
                                     Douglas Faggioli, Chief Financial Officer