Form 10-Q
period 1996-09-30
NATURES SUNSHINE PRODUCTS INC
filed 1996-11-15
CIK 275053

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


(Mark One)

               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1996

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
                            (Principal Executive Offices)

                              (801) 342-4300, Ext. 4407
                 (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X    No
        ---      ---

      The number of shares of common stock, without par value, outstanding as of October 31, 1996, was 18,977,889.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollar Amounts In Thousands)

                                            (Unaudited)
                                            September 30   December 31
                                                1996          1995
                                            ------------   -----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                  $22,593       $14,172
    Accounts receivable, net                     7,872         6,042
    Inventories                                 24,837        23,127
    Prepaid expenses and other                   9,167         3,619
    Notes receivable due from related parties      100           213
                                               -------       -------

         Total Current Assets                   64,569        47,173

PROPERTY, PLANT AND
    EQUIPMENT, net                              19,355        13,088

LONG-TERM INVESTMENTS                            2,090         2,381

OTHER ASSETS                                     2,335         2,605
                                               -------       -------

                                               $88,349       $65,247
                                               -------       -------
                                               -------       -------





              The accompanying notes to the financial statements are an
            integral part of these consolidated condensed balance sheets.

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                            (Dollar Amounts In Thousands)

                                            (Unaudited)
                                            September 30      December 31
                                                1996              1995
                                            ------------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt                           $  2,573         $  2,042
    Accounts payable                             4,414            5,031
    Accrued volume incentives                    9,388            7,207
    Accrued liabilities                         10,340            6,577
    Income taxes payable                         2,367            1,883
                                              --------         --------

         Total Current Liabilities              29,082           22,740
                                              --------         --------

DEFERRED INCOME TAXES                            1,059            1,002
                                              --------         --------

SHAREHOLDERS' EQUITY:
    Common stock, no par value, 20,000,000
         shares authorized; 19,445,734 shares
         issued                                 37,753           31,263
    Retained earnings                           29,498           19,214
    Treasury stock, at cost, 484,145 and
         1,011,607 shares at September 30,
         1996 and December 31, 1995,
         respectively                           (5,265)          (4,942)
    Receivables due from related parties          (227)            (293)
    Cumulative translation adjustments          (3,551)          (3,737)
                                              --------         --------

         Total Shareholders' Equity             58,208           41,505
                                              --------         --------

                                              $ 88,349         $ 65,247
                                              --------         --------
                                              --------         --------




              The accompanying notes to the financial statements are an
            integral part of these consolidated condensed balance sheets.

                 NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Amounts In Thousands, Except Per-Share Information)

                                             Three Months Ended
                                                September 30
                                             ------------------
                                                 (Unaudited)
                                              1996       1995
                                              ----       ----

SALES REVENUE                                $63,031    $53,164
                                             -------    -------

COSTS AND EXPENSES:
    Cost of goods sold                        11,201      9,817
    Volume incentives                         28,976     24,222
    Selling, general and administrative       16,009     13,860
                                             -------    -------

                                              56,186     47,899
                                             -------    -------

OPERATING INCOME                               6,845      5,265
                                             -------    -------

OTHER INCOME (EXPENSE):
    Interest and other income                    504        451
    Interest expense                             (14)       (49)
    Foreign exchange loss, net                   (42)      (263)
    Minority interest                           (129)       312
                                             -------    -------

                                                 319        451
                                             -------    -------

INCOME BEFORE INCOME TAXES                     7,164      5,716

PROVISION FOR INCOME TAXES                     2,626      2,410
                                             -------    -------

NET INCOME                                   $ 4,538    $ 3,306
                                             -------    -------

NET INCOME PER COMMON SHARE                  $  0.23    $  0.17
                                             -------    -------

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                 19,749     19,019
                                             -------    -------


          The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Amounts In Thousands, Except Per-Share Information)

                                              Nine Months Ended
                                                September 30
                                             -------------------
                                                 (Unaudited)
                                              1996         1995
                                             ------       ------

SALES REVENUE                               $186,325     $150,951
                                            --------     --------

COSTS AND EXPENSES:
    Cost of goods sold                        33,150       28,570
    Volume incentives                         85,623       69,120
    Selling, general and administrative       48,303       40,358
                                            --------     --------

                                             167,076      138,048
                                            --------     --------

OPERATING INCOME                              19,249       12,903
                                            --------     --------

OTHER INCOME (EXPENSE):
    Interest and other income                  1,561        1,349
    Interest expense                             (51)        (146)
    Foreign exchange loss, net                  (410)        (475)
    Minority interest                           (352)         558
                                            --------     --------

                                                 748        1,286
                                            --------     --------

INCOME BEFORE INCOME TAXES                    19,997       14,189

PROVISION FOR INCOME TAXES                     7,841        5,897
                                            --------     --------

NET INCOME                                  $ 12,156     $  8,292
                                            --------     --------

NET INCOME PER COMMON SHARE                 $   0.62     $   0.44
                                            --------     --------

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                 19,681       18,778
                                            --------     --------



        The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollar Amounts In Thousands)

                                                            Nine Months Ended
                                                               September 30
                                                           -------------------
Increase (Decrease) in Cash and Cash Equivalents                (Unaudited)
                                                             1996        1995
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Cash received from sales revenue                       $184,014    $148,977
    Cash paid as volume incentives                          (83,442)    (66,906)
    Cash paid to suppliers and employees                    (83,067)    (70,453)
    Income taxes paid                                        (7,299)     (4,344)
    Interest received                                         1,632       1,278
    Interest paid                                               (51)       (146)
                                                          ---------    --------
         Net Cash Provided by Operating Activities           11,787       8,406
                                                          ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (8,607)     (2,272)
    Purchase of other assets                                   (135)        (80)
    Investment in subsidiaries                                  ---        (559)
    Payments received on long-term receivables                  172         343
    Short-term related party receivables, net                   246        (114)
    Proceeds from sale of assets                                ---         258
    Sale/Purchase of long-term investments                      291         355
                                                          ---------    --------
         Net Cash Used in Investing Activities               (8,033)     (2,069)
                                                          ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Tax benefit from exercise of stock options                4,606         635
    Proceeds from exercise of stock options                   3,215         771
    Payment of cash dividends                                (1,872)     (1,833)
    Purchase of treasury stock                               (1,689)     (1,298)
    Proceeds from short-term debt, net                          531         666
    Issuance of treasury stock                                   35         ---
                                                          ---------    --------
         Net Cash Provided by (Used in) Financing
           Activities                                         4,826      (1,059)
                                                          ---------    --------
EFFECT OF EXCHANGE RATES ON CASH                               (159)       (352)
                                                          ---------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     8,421       4,926

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             14,172      11,201
                                                          ---------    --------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD               $  22,593    $ 16,127
                                                          ---------    --------
                                                          ---------    --------



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


                                                            Nine Months Ended
                                                               September 30
                                                           -------------------
                                                               (Unaudited)
                                                             1996        1995
                                                             ----        ----

NET INCOME                                                 $12,156     $8,292
                                                           -------     -------

    Depreciation and amortization                            2,512      2,075
    Bad debt expense                                            78        220
    Increase in accounts receivable, net                    (1,908)    (1,588)
    Increase in inventories                                 (1,710)    (2,746)
    Increase in prepaid expenses and other                  (5,553)      (905)
    Increase in income taxes payable                           485        489
    Increase in accrued liabilities and volume incentives    5,943      3,959
    Decrease in accounts payable                              (617)      (243)
    Increase (decrease) in deferred income taxes                57       (393)
    Cumulative translation adjustments                         344       (754)
                                                           -------     -------

         Total Adjustments                                   (369)        114
                                                           -------     -------

              Net Cash Provided by Operating Activities    $11,787      $8,406
                                                           -------     -------
                                                           -------     -------




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

     These consolidated, condensed financial statements reflect all adjustments, which in the opinion of management, are necessary to a fair statement of financial position as of September 30, 1996, and the results of operations for the interim periods presented. All of the adjustments which have been made in these consolidated, condensed financial statements are of a normal recurring nature.

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

2)  INVENTORIES

    Inventories consist of:              (Dollars in Thousands)
                                    (Unaudited)
                                    September 30       December 31
                                        1996              1995
                                        ----              ----
    Raw materials                     $ 8,832            $ 7,772
    Work in process                     1,190              1,123
    Finished goods                     14,815             14,232
                                      -------            -------
                                      $24,837            $23,127
                                      -------            -------
                                      -------            -------

(3)  EARNINGS PER SHARE


     Outstanding stock options are considered common stock equivalents and are included in the computation of primary earnings per share.

     As of September 30, 1996, the Company had a total of 2,855,729 options outstanding. The options were all granted at market prices, which vary from $1.79 to $22.25 per share.

(4)  QUARTERLY CASH DIVIDENDS

     The Company has declared 33 consecutive quarterly cash dividends. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on November 1, 1996, to shareholders of record on November 15, payable November 29, 1996.

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

                         (Dollar Amounts In Thousands)
                                  (Unaudited)


            (i)                                                                     (ii)
    Income and Expense                                                Three Months Ended September 30
Items as a Percent of Sales                                       --------------------------------------
---------------------------                                            1996 to 1995         1995 to 1994
     Three Months Ended                                           ----------------------    ------------
       September 30                                               Amount of      Percent       Percent
---------------------------                                        Increase/       of            of
 1996                1995       Income and Expense Items          (Decrease)     Change        Change
-------             -------     ------------------------          ---------      -------       -------
100.00%             100.00%     Sales revenue                       $9,867        18.56%         29.66%
-------             -------                                         ------      --------     ----------

 17.77               18.47      Cost of sales                        1,384        14.10          24.00
 45.97               45.56      Volume incentives                    4,754        19.63          29.60
 25.40               26.07      SG&A expenses                        2,149        15.51          26.80
-------             -------                                         ------      --------     ----------

 89.14               90.10                                           8,287        17.30          27.61
-------             -------                                         ------      --------     ----------

 10.86                9.90      Operating income                     1,580        30.01          51.88
-------             -------                                         ------      --------     ----------

  0.80                0.85      Interest and other income               53        11.72       5,443.75
 (0.02)              (0.09)     Interest expense                        35        70.47         (54.53)
 (0.07)              (0.50)     Foreign exchange loss                  221        84.02      (2,704.98)
 (0.20)               0.59      Minority interest                     (441)     (141.33)         52.01
-------             -------                                         ------      --------     ----------

  0.51                0.85                                            (132)      (29.49)        135.45
-------             -------                                         ------      --------     ----------

 11.37               10.75      Income before income taxes           1,448        25.31          56.26
-------             -------

  4.17                4.53      Provision for income taxes             216         8.99          67.76
-------             -------                                         ------      --------     ----------

  7.20%               6.22%     Net income                          $1,232        37.29%         48.82%
-------             -------                                         ------      --------     ----------

                                      10

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
SUMMARY

The following table identifies (i) the relationship that net income items disclosed in the consolidated condensed financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.

                         (Dollar Amounts In Thousands)
                                  (Unaudited)



            (i)                                                                     (ii)
    Income and Expense                                                 Nine Months Ended September 30
Items as a Percent of Sales                                       --------------------------------------
---------------------------                                            1996 to 1995         1995 to 1994
    Nine Months Ended                                             ----------------------    ------------
       September 30                                               Amount of      Percent       Percent
---------------------------                                        Increase/       of            of
 1996                1995       Income and Expense Items          (Decrease)     Change        Change
-------             -------     ------------------------          ---------      -------       -------
100.00%             100.00%     Sales revenue                      $35,374        23.43%         29.40%
-------             -------                                        -------      --------       --------

 17.79               18.93      Cost of sales                        4,580        16.03          27.12
 45.96               45.78      Volume incentives                   16,503        23.88          27.42
 25.92               26.74      SG&A expenses                        7,945        19.69          35.46
-------             -------                                        -------      --------       --------

 89.67               91.45                                          29,028        21.03          29.61
-------             -------                                        -------      --------       --------

 10.33                8.55      Operating income                     6,346        49.18          14.48
-------             -------                                        -------      --------       --------

  0.84                0.89      Interest and other income              212        15.72         165.14
 (0.03)              (0.10)     Interest expense                        95        65.07        (361.07)
 (0.22)              (0.31)     Foreign exchange loss                   65        13.68         (85.28)
 (0.19)               0.37      Minority interest                     (910)     (163.08)         75.52
-------             -------                                        -------      --------       --------

  0.40                0.85                                            (538)      (41.84)        138.71
-------             -------                                        -------      --------       --------

 10.73                9.40      Income before income taxes           5,808        40.93          32.89
-------             -------                                        -------      --------       --------

  4.21                3.91      Provision for income taxes           1,944        32.97          30.52
-------             -------                                        -------      --------       --------

  6.52%               5.49%     Net income                         $ 3,864        46.60%         34.62%
-------             -------                                        -------      --------       --------


                         MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SALES REVENUE:

    Consolidated sales revenue for the three and nine months ended September 30, 1996, was $63 million and $186 million compared to $53 million and $151 million, an increase of 19 percent and 23 percent compared to corresponding periods of 1995, respectively.

    Management believes the increase in sales for the three- and nine-month periods is attributable to the growth of the Company's independent sales force, increased consumer awareness and interest in natural health and nutritional products and incentives the Company offers its independent sales force. Domestic sales revenue was $120 million for the nine months ended September 30, 1996, an increase of 20 percent compared to the same period in 1995. The domestic sales increase for the three months ended September 30, 1996, was not as robust as in previous quarters. This was due to slower sales in July and August. The Company's sales revenue growth has been enhanced through international expansion. The Company's international operations reported sales revenue of $66 million for the nine months ended September 30, 1996, an increase of 30 percent compared to the same period in 1995.

    The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers increased to 15,772 at September 30, 1996, from 11,517 at September 30, 1995. The number of Distributors at September 30, 1996, was 528,882 compared to 325,711 at September 30, 1995.

VOLUME INCENTIVES:

    The dollar increase in volume incentives, for the three and nine months ended September 30, 1996, is directly related to the increase in sales revenue. Volume incentives are an integral part of the Company's direct sales marketing program and are payments to independent sales force members for reaching certain levels of sales performance and organizational development. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies.

    Management expects volume incentives to remain relatively constant, as a percent of sales, during the rest of 1996.

COST OF GOODS SOLD:

    The Company has experienced a decrease in cost of goods sold of .70 percent and 1.14 percent, as a percentage of sales, for the three and nine months ended September 30, 1996, respectively, compared to the same period last year. The decrease in cost of goods sold, as a percentage of sales, was primarily related to increased efficiencies in the Company's manufacturing operations. Management expects cost of goods sold to decrease slightly as a percent of sales during the rest of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

    The Company experienced a decrease in selling, general and administrative expenses (SG&A) of .67 percent and .82 percent, as a percent of sales, during the three and nine months ended September 30, 1996, respectively, compared to the corresponding periods of 1995.

    The decrease in SG&A expenses, as a percentage of sales, resulted from the increase in sales revenue and improved budgetary controls and efforts to reduce dollar increases in SG&A. Management expects SG&A to decrease slightly, as a percentage of sales, during the rest of 1996.

SUBSIDIARY OPERATIONS:

    Segment information for the nine months ended September 30, 1996, compared to the previous year are as follows:

                                                 (Dollars in Thousands)
SALES REVENUE                                         (Unaudited)
                                                  1996           1995
                                                  ----           ----
    DOMESTIC SALES REVENUE                      $120,368       $100,172
                                                --------       --------
    INTERNATIONAL SALES REVENUE:
         Americas                                 52,230         38,837
         Asia Pacific                             10,173          8,320
         Other                                     3,554          3,622
                                                --------       --------
    TOTAL INTERNATIONAL                           65,957         50,779
                                                --------       --------
    TOTAL SALES REVENUE                         $186,325       $150,951
                                                --------       --------
                                                --------       --------

                                                 (Dollars in Thousands)
OPERATING INCOME                                       (Unaudited)
                                                  1996           1995
                                                  ----           ----
    DOMESTIC OPERATING INCOME                    $12,669        $ 8,836
                                                 -------        -------
    INTERNATIONAL OPERATING INCOME:
         Americas                                  6,521          4,669
         Asia Pacific                                (13)        (1,101)
         Other                                        72            499
                                                 -------        -------
    TOTAL INTERNATIONAL                            6,580          4,067
                                                 -------        -------
    TOTAL OPERATING INCOME                       $19,249        $12,903
                                                 -------        -------
                                                 -------        -------

                                              (Dollars in Thousands)

                                         (Unaudited)
ASSETS                                   September 30          December 31
                                             1996                 1995
                                             ----                 ----
    DOMESTIC ASSETS                         $55,017             $40,996
                                            -------             -------
    INTERNATIONAL ASSETS:
         Americas                            27,919              18,941
         Asia Pacific                         4,445               4,239
         Other                                  968               1,071
                                            -------             -------
    TOTAL INTERNATIONAL                      33,332              24,251
                                            -------             -------
    TOTAL ASSETS                            $88,349             $65,247
                                            -------             -------
                                            -------             -------

BALANCE SHEET

ACCOUNTS RECEIVABLE

    Accounts receivable increased approximately $1.8 million during the nine months ended September 30, 1996. The increase in receivables is related to the Company's growing international operations.

INVENTORIES

    Inventories increased $1.7 million during the nine months ended September 30, 1996. The increase is the result of an effort to increase inventory levels for certain of the Company's subsidiaries, which are experiencing substantial sales revenue growth.

PREPAID EXPENSES AND OTHER

    Prepaid expenses and other increased approximately $5.5 million during the nine months ended September 30, 1996. The increase is the result of deposits made for the Company's travel incentive programs as well as required tax deposits.

ACCRUED VOLUME INCENTIVES

    Accrued volume incentives increased approximately $2.2 million during the first nine months of the year as a direct result of increased sales revenue.

ACCRUED LIABILITIES

    The balance of accrued liabilities increased approximately $3.8 million during the nine months ended September 30, 1996. The increase in accrued liabilities reflects the increased level of sales revenue and related accruals for incentives such as conventions and other travel awards.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased approximately $8.4 million for the nine months ended September 30, 1996. The increase in cash and cash equivalents is primarily the net result of operations, proceeds and tax benefits from the exercise of stock options and an increase in current liabilities.

    The Company acquired approximately $8.6 million in machinery, equipment and building improvements during the first nine months of 1996 to improve its manufacturing and administrative capabilities. Approximately $1.9 million was used for the payment of dividends during the first nine months.

    The previously announced 660,000 share stock buyback program was completed in October 1996. The Company recently announced a new stock buyback program, which authorizes the purchase of additional 500,000 shares. Management believes the Company's stock is an attractive investment and, from time to time, may utilize a portion of its available cash to purchase Company stock in the open market should market conditions warrant.

    The Company is in the process of establishing a new international subsidiary in Argentina of which approximately $.9 million has been invested as of September 30, 1996.

    The Company is evaluating the need to expand its domestic manufacturing, inventory and other facilities. While the Company is in the process of refining its requirements, management expects the cost of this capital project to be approximately $10.0 million. Management believes that this project will provide the Company capacity for approximately five years and that increased manufacturing and inventory efficiencies are realizable.
Also, the Company is close to completing the warehouse facility currently being remodeled in Mexico. The Company may consider long-term financing for these projects if required, otherwise these facilities will be funded through working capital.

    Management believes that future working capital requirements can be internally funded. Management expects cash and investments to increase during the remainder of 1996, primarily resulting from operations. However, cash and investments may be reduced during 1997 as the Company proceeds with the capital projects mentioned above.

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

                      NATURE'S SUNSHINE PRODUCTS, INC.


November 8, 1996      /s/ Kristine Hughes
                      ------------------------------------------------------
                      Kristine Hughes, President and Chief Executive Officer

November 8, 1996      /s/ Douglas Faggioli
                      ------------------------------------------------------
                      Douglas Faggioli, Chief Financial Officer