Form 10-K405
period 1996-12-31
NATURES SUNSHINE PRODUCTS INC
filed 1997-03-18
CIK 275053

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the Fiscal Year Ended                December 31, 1996
                         ---------------------------------------------------

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No fee required]

For the transition period from        N/A          to           N/A
                               -------------------    -----------------------

Commission File Number                        0-8707
                      -------------------------------------------------------

                       NATURE'S SUNSHINE PRODUCTS, INC.
           (Exact name of Registrant as specified in its charter)

                  UTAH                                    87-0327982
     -------------------------------                  -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     Incorporation or organization)                   Identification No.)

          75 EAST 1700 SOUTH, PROVO, UTAH                     84606
     ----------------------------------------               ----------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (801) 342-4407
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
              NONE                                        NONE

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, without par value
                        -------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
            ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 13, 1997 was approximately $284,043,790.

     The number of shares of Common Stock, without par value, outstanding on March 13, 1997 was 18,857,679 shares.

Documents Incorporated by Reference:

     Proxy Statement for May 19, 1997 Annual Meeting of Shareholders (Part III of this Report).

================================================================================

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

     The Company markets its products directly in the United States, Brazil, Colombia, Mexico, Japan, Canada, Venezuela, the United Kingdom, El Salvador, Guatemala, Costa Rica, Peru, Panama, Argentina, Ecuador, Honduras and Nicaragua. The Company also exports its products to several other countries, including Australia, Malaysia, New Zealand, Norway and the Philippines.

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

     NARRATIVE DESCRIPTION OF BUSINESS

     The principal business of the Company and its predecessors has been the manufacture and sale of nutritional and personal care products since 1972. The Company's nutritional products include herbs, vitamins, beverages, mineral and food supplements and homeopathic remedies. Personal care products include natural skin, hair and beauty care products. Additional information with respect to the Company's business is set forth below:

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

     DISTRIBUTION AND MARKETING

     The Company attracts independent distributors who explain and market the Company's products through direct selling techniques to consumers and sponsor other distributors. The Company motivates and provides incentives to its independent sales force through a combination of high quality products, product support, financial benefits, sales conventions, travel programs and a variety of training seminars.

     The Company's domestic product sales are shipped directly from its manufacturing facilities located in Spanish Fork, Utah, as well as from its regional warehouses located in Columbus, Ohio; Dallas, Texas and Atlanta, Georgia. Each subsidiary operation maintains an inventory to supply its customers.

     Demand for the Company's products is created by approximately 522,000 active members (at December 31, 1996) of the Company's independent distributor sales force. A person who wishes to join the Company's independent sales force begins as a "Distributor". One can become a Distributor only by applying to the Company under the sponsorship of someone who is already a member of the independent sales force. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may be appointed to "Manager" status. Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. Managers numbered approximately 11,700 at December 31, 1996. Managers resell the products they purchase from the Company to the Distributors in their sales group, to consumers or use the products themselves. Many Distributors sell on a part-time basis to friends or associates or consume the Company's products themselves.

     Domestically, the Company generally sells its products on a cash or credit card basis. For certain of the Company's international operations, the Company uses independent distribution centers and offers credit terms consistent with industry standards.

     The Company pays its Managers sales commissions ("overrides") and volume discounts based upon the amount of personal product purchases as well as their sales group volume. Reference is made to Item 8 contained herein for the total commissions and discounts ("Volume Incentives") paid by the Company for the years ended December 31, 1994 through 1996. In addition, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, medical and dental insurance and travel.

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

     The Company is one of the world's largest distributors of encapsulated and tableted herbal products. The principal competitors in the encapsulated and tableted herbal market include Twinlab (New York), Rexall Sundown (Florida), Nature's Way (Utah) and Sunrider (California).

     The Company believes that the principal methods of competition in the direct sales marketing of nutritional and personal care products are quality, price and brand name. In addition, the recruitment, training, financial and travel incentives for the independent sales force are important factors.

     RESEARCH AND DEVELOPMENT

     The Company conducts its research and development activities at its manufacturing facilities located in Spanish Fork, Utah. Principal emphasis of the Company's research and development activities is the development of new products and improvement of existing products for domestic and foreign markets. The amount excluding capital expenditures spent during each of the last three years on Company-sponsored research and development activities was approximately $1,400,000, $1,100,000 and $800,000 in 1996, 1995 and 1994, respectively. The
Company has no third-party-sponsored research.

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

     EMPLOYEES

     The approximate number of people employed by the Company as of December 31, 1996, was 955. The Company believes that its relations with its employees are satisfactory.

     INTERNATIONAL OPERATIONS

     The Company's direct sales of nutritional and personal care products are established internationally in Brazil, Colombia, Mexico, Japan, Canada, Venezuela, the United Kingdom, El Salvador, Guatemala, Costa Rica, Peru, Panama, Argentina, Ecuador, Honduras and Nicaragua. The Company also exports its products to numerous other countries, including Australia, Malaysia, New Zealand, Norway and the Philippines. Information, for each of the Company's last three years, with respect to the amounts of revenue, operating income, and identifiable assets attributable to domestic and international operations, is set forth in Note 9 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report, and such information is incorporated herein by reference and made a part hereof.

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

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Company has included forward-looking statements concerning its business and operations in this Form 10-K. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

ITEM 2.   PROPERTIES

     The Company's corporate offices are located in two adjacent office buildings in Provo, Utah. The facilities are leased from an unaffiliated third party and consist of approximately 50,000 square feet. The lease agreement for the main building, comprising approximately 32,000 square feet, is for a 5 1/2 year term (of which 1/2 year remains) and grants the Company an option to purchase the premises. Management expects to continue to utilize this facility either by extending the lease arrangement or by exercising its option to purchase. The lease for the second building, approximately 18,000 square feet, expires in four years.

     The Company's principal manufacturing facilities are housed in a building owned by the Company, of approximately 136,000 square feet, located on approximately ten acres in Spanish Fork, Utah. The building was constructed to the Company's specifications in 1977. The building has been expanded on several occasions and presently includes approximately 34,000 square feet of office space and 102,000 square feet of manufacturing and warehouse space. The building is suited to the Company's business, and is presently being utilized at approximately 95 percent of its productive capacity. The Company is in the process of evaluating the expansion of its manufacturing facilities. The preliminary capital budget for this expansion is approximately $10 million. The Company also leases a 65,000-square-foot building, on a month-to-month basis, in Spanish Fork to supplement the warehousing of finished goods inventory.

     In 1996, the Company purchased an office building and warehouse in Mexico, approximately 60,000 square feet, for approximately $2.4 million including improvements. These buildings were acquired to provide adequate facilities for the Company's administrative and warehousing needs.

     In 1995, the Company purchased one floor of an office building in Venezuela. This office space, approximately 10,000 square feet, was purchased to provide an adequate facility for the administrative functions.

     The Company also leases properties used primarily as distribution warehouses which are located in Columbus, Ohio; Dallas, Texas; Atlanta, Georgia; as well as Venezuela, Colombia, Japan, Brazil, Canada, the United Kingdom, Costa Rica, Panama, Peru, El Salvador, Guatemala, Argentina, Ecuador, Honduras and Nicaragua. Management believes these facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System (symbol NATR). The information in the table below reflects the actual high and low sales prices of the Company's stock for 1996 and 1995, and has been restated to reflect the three-for-two stock split declared in February 1996.

--------------------------------------------------------------------------------
                    Market Prices                          Market Prices
--------------------------------------------------------------------------------
1996               HIGH      LOW      1995                HIGH       LOW
--------------------------------------------------------------------------------
First Quarter     32        19 1/2    First Quarter       9 1/3      6 1/2
Second Quarter    30 1/2    22        Second Quarter     10 1/2      6 2/3
Third Quarter     26 1/2    16        Third Quarter      18         10 1/6
Fourth Quarter    24 3/4    16 3/4    Fourth Quarter     18 2/3     14
--------------------------------------------------------------------------------
There were approximately 1,297 shareholders of record as of March 13, 1997.
The Company has paid 34 consecutive quarterly cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE INFORMATION

--------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
--------------------------------------------------------------------------------------------------------
                                              Selling, General
            Sales     Cost of       Volume    & Administrative    Operating   Income Before      Net
           Revenue   Goods Sold   Incentives      Expenses          Income     Income Taxes     Income
--------------------------------------------------------------------------------------------------------
  1996    $249,046    $44,886      $114,419       $63,252          $26,489        $27,869       $16,848
  1995     205,566     38,533        94,316        55,221           17,496         20,189        11,878
  1994     160,901     30,839        74,163        41,691           14,208         14,511         8,448
  1993     127,194     24,210        59,741        31,747           11,496         12,279         7,455
  1992     101,044     18,478        46,433        27,644            8,489          9,885         5,919
  1991      72,605     13,962        33,427        18,685            6,531          7,247         4,622
  1990      60,069     12,353        27,660        15,089            4,967          5,810         3,600
  1989      52,082     10,294        24,026        11,997            5,765          6,399         3,958
  1988      44,516      8,721        20,580        10,465            4,750          5,119         3,317
  1987      38,184      7,510        18,145         9,118            3,411          3,727         2,042
--------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
------------------------------------------------------------------------------------------------------
           Working    Current                Property, Plant &    Total     Long-Term   Shareholders'
           Capital     Ratio    Inventories    Equipment, Net     Assets      Debt         Equity
------------------------------------------------------------------------------------------------------
  1996     $39,560    2.44:1      $24,459          $20,197       $91,966      $---         $63,163
  1995      24,433    2.07:1       23,127           13,088        65,247       ---          41,505
  1994      18,798    2.06:1       17,278            9,919        52,458       ---          33,279
  1993      14,223    2.16:1       11,171            9,672        41,534       ---          28,850
  1992      11,125    2.19:1        9,367            8,917        33,987       ---          23,924
  1991      10,242    2.35:1        6,523            7,500        27,420       ---          19,614
  1990       9,570    2.89:1        4,836            6,885        22,004        11          16,543
  1989       7,740    2.47:1        3,747            6,384        20,054        24          14,423
  1988       6,939    2.64:1        3,271            5,964        17,538        36          12,855
  1987       3,783    1.84:1        2,780            5,797        14,582       239           9,460
------------------------------------------------------------------------------------------------------
                                                                                 (CONTINUED NEXT PAGE)

--------------------------------------------------------------------------------
COMMON SHARE SUMMARY
--------------------------------------------------------------------------------
               Cash Dividends    Net Income      Book Value        Weighted
                Per Share(1)     Per Share      Per Share(2)    Average Shares
--------------------------------------------------------------------------------
     1996          $.133           $.86             $3.30         19,683,964
     1995           .133            .63              2.25         18,887,894
     1994           .120            .45              1.81         18,779,229
     1993           .120            .40              1.57         18,610,359
     1992           .093            .32              1.30         18,555,737
     1991           .073            .25              1.07         18,461,408
     1990           .067            .19               .91         18,373,494
     1989           .067            .21               .79         18,537,480
     1988           .026            .17               .69         18,934,971
     1987            ---            .11               .53         18,011,042
--------------------------------------------------------------------------------

OTHER INFORMATION
------------------------------------------------------------------------------------
             Return on                                 Square Footage
            Shareholders'   Return on      Number of    of Property       Number of
              Equity(3)      Assets(4)     Managers       In Use          Employees
------------------------------------------------------------------------------------
     1996       32.2%         21.4%         11,694         485,772           955
     1995       31.8          20.2          11,547         443,895           862
     1994       27.2          18.0           8,404         346,747           718
     1993       28.3          19.6           6,328         315,772           588
     1992       27.2          19.3           6,150         244,789           443
     1991       25.6          18.7           4,866         195,165           344
     1990       23.3          17.1           3,798         161,765           281
     1989       29.0          21.1           2,999         161,265           278
     1988       29.7          20.7           2,645         157,765           247
     1987       24.2          15.6           2,502         150,149           218
------------------------------------------------------------------------------------
(1) The Company expects to continue paying cash dividends.
(2) Year end shareholders' equity divided by actual shares outstanding at the end of each year.
(3) Net income divided by average shareholders' equity.
(4) Net income divided by average total assets.
    The information in the preceding tables has been adjusted, where necessary, to reflect stock dividends and splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES REVENUE

     Consolidated sales revenue for the year ended December 31, 1996, was $249.0 million compared to $205.6 million in 1995, an increase of 21 percent. Sales revenue increased 28 percent in 1995 compared to $160.9 million reported in 1994. The increases in sales revenue are directly related to the growth of the Company's independent sales force and international operations, and the continued expansion of the nutritional products market.

     The Company distributes its products to consumers through an independent sales force comprised of managers and distributors. Active managers totaled approximately 11,700, 11,500 and 8,400 for 1996, 1995 and 1994, respectively. Active distributors totaled approximately 522,000, 373,000 and 212,000 for 1996, 1995 and 1994, respectively.

     A price increase of approximately three percent went into effect on April 1, 1996, and resulted in greater sales revenue for the year. A minor price adjustment of less than one percent is scheduled to become effective on April 1, 1997. Management believes that this price adjustment will not have a significant impact on sales revenue.

     Sales revenue, related to the Company's domestic operations, increased approximately 17 percent for 1996 and 23 percent for 1995. International sales revenue increased approximately $19.7 million in 1996, or 28 percent, and $19.3 million in 1995, or 39 percent. The Company's operations in Brazil, Colombia, El Salvador, Japan and Mexico were the principal drivers of the growth in international sales, contributing approximately $19.9 million to the increase in sales revenue in 1996. The Company's operations in Mexico experienced a sales revenue decrease of $11.4 million in 1995 primarily as the result of the continued devaluation of the peso during 1995. The decrease in sales revenue reported for Mexico during 1995 was more than offset by revenue increases in other international operations, most notably Japan, Venezuela, Brazil and Colombia.

COSTS AND EXPENSES

     The Company's costs and expenses, which include cost of goods sold, volume incentives, and selling, general and administrative expenses, are identified as a percentage of sales in the table below:

--------------------------------------------------------------------------------
Year ended December 31                    1996         1995        1994
--------------------------------------------------------------------------------
Cost of goods sold                       18.0%        18.7%       19.2%
Volume incentives                        46.0         45.9        46.1
Selling, general and
   administrative expenses               25.4         26.9        25.9
--------------------------------------------------------------------------------
                                         89.4%        91.5%       91.2%
--------------------------------------------------------------------------------

     COST OF GOODS SOLD

     Cost of goods sold decreased as a percent of sales during 1996 and 1995 as a result of increased efficiencies in the Company's manufacturing operations as well as pricing adjustments in the Company's subsidiary operations.

     Management believes that cost of goods sold will decrease slightly as a percent of sales during 1997 as a result of continued improvements in manufacturing efficiencies.

     VOLUME INCENTIVES

     Volume incentives are a significant part of the Company's direct sales marketing program and represent payments made to its independent sales force. These payments are designed to provide incentives for reaching higher sales levels and to encourage organizational development. Total volume incentives varied slightly during 1996 and 1995 as a percent of sales.

     Management expects volume incentives to remain relatively constant as a percent of sales during 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased, as a percent of sales, during 1996 primarily as the result of increased sales revenue and improved budgetary cost controls. Additionally, the Company incurred approximately $.8 million of incremental selling, general and administrative expenses in connection with its newest subsidiary operation in Argentina.

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

     Management believes that selling, general and administrative expenses will decrease as a percent of sales during 1997 as the result of continued emphasis on cost containment and improved sales revenue in certain of the Company's international operations.

OTHER INCOME AND EXPENSE

Other income (expense) consists of the following (in thousands):
--------------------------------------------------------------------------------
Year ended December 31              1996          1995          1994
--------------------------------------------------------------------------------
Interest and other income          $2,021        $1,921        $ 503
Interest expense                      (63)         (173)         (46)
Foreign exchange loss                (787)         (280)        (745)
Minority interest                     209         1,225          591
--------------------------------------------------------------------------------
                                   $1,380        $2,693        $ 303
--------------------------------------------------------------------------------

     INTEREST AND OTHER INCOME

     Interest and other income is earned principally from investments of excess operating cash balances. Investment income will vary depending upon the rate of interest, the investment instruments available and the need for cash in the Company's operations. It is management's policy to invest only in high-grade investments.

     Interest income increased during 1996 and 1995 as the result of greater cash balances available for investment as well as higher yields obtained in certain of the Company's international operations. Management expects interest and other income to decrease during 1997 as the result of the cash requirements for anticipated capital projects during the year.

     FOREIGN EXCHANGE GAIN (LOSS)

     Because of its operations outside of the United States, the Company is subject to realized and unrealized foreign exchange gains and losses. The Company experienced exchange losses of approximately $.8 million and $.3 million during 1996 and 1995, respectively. The losses were primarily related to the Company's operations in Venezuela, Mexico and Japan.

     MINORITY INTEREST

     The Company eliminates the minority interest in its subsidiaries which are not wholly owned. Accordingly, the Company eliminated approximately $.2 million and $1.2 million of losses reported by subsidiaries in 1996 and 1995, respectively.

INCOME TAXES

     The Company's effective tax rate was 40, 41, and 42 percent for 1996, 1995, and 1994, respectively.

INVENTORIES

     Consolidated inventories increased approximately $1.3 million or 6 percent in 1996, compared to an increase of $5.8 million or 34 percent in 1995. These increases resulted primarily from an increase in the level of inventory the Company maintains due to increased domestic and international sales, the addition of new subsidiaries as well as the introduction of new products.

PREPAID EXPENSES AND OTHER

     Prepaid expenses and other increased approximately $4.4 million in 1996, primarily due to increased income tax deposits and other tax assets in 1996 compared to 1995.

ACCRUED VOLUME INCENTIVES

     Accrued volume incentives increased approximately $1.5 million at the end of 1996, compared to the prior year, as a direct result of increased sales revenue. Volume incentives are a significant part of the Company's direct sales marketing program and represent payments made to its independent sales force.

ACCRUED LIABILITIES

     Accrued liabilities increased approximately $3.4 million at the end of 1996, compared to the prior year. The increase is generally related to the growth in sales revenue and expenses associated with the Company's incentive travel programs.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased approximately $13.7 million during 1996. The increase was the result of cash generated by operations, an increase in short-term liabilities and proceeds and tax benefits from the exercise of employee stock options.

     Cash was used during 1996 to purchase approximately $10.5 million of property, plant and equipment. The Company paid approximately $2.5 million in cash dividends. Volume incentive payments increased approximately $19.9 million during 1996, primarily as the result of increased sales. Payments to suppliers and employees increased approximately $12.5 million as a result of higher levels of inventory and production to support higher levels of sales, as well as increased employment-related costs. Treasury stock purchases totaled approximately $4.9 million. The Company is in the process of planning the expansion of its manufacturing facility. The preliminary capital budget for the expansion is approximately $10.0 million. In the first quarter of 1996, the Company purchased an office building and warehouse in Mexico for approximately $2.4 million, to provide an adequate facility for its administrative and warehousing operations.

     Management believes that the Company's stock is an attractive investment and, pursuant to its previously announced 500,000 share buyback program, may utilize some of its available cash to purchase up to the remaining balance of approximately 112,400 shares, as of February 28, 1997, should market conditions warrant.

     The Company is in the process of opening another international market. Management believes that the initial capitalization of this new market will require $1.0 million to $2.0 million.

     Options for 926,247 shares of the Company's common stock were exercised during 1996. The cash flow benefit to the Company during the year was approximately $12.1 million.

     Management believes that future working capital requirements can be met through internally-generated funds or can be arranged through credit facilities on favorable terms.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nature's Sunshine Products, Inc.:

We have audited the accompanying consolidated balance sheets of Nature's Sunshine Products, Inc. (a Utah corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nature's Sunshine Products, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

San Francisco, California
February 4, 1997

CONSOLIDATED STATEMENTS OF INCOME
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
AMOUNTS IN THOUSANDS EXCEPT PER SHARE INFORMATION


--------------------------------------------------------------------------------
Year ended December 31                   1996           1995           1994
--------------------------------------------------------------------------------
Sales Revenue                          $249,046       $205,566       $160,901
--------------------------------------------------------------------------------
Costs and expenses:
Cost of goods sold                       44,886         38,533         30,839
Volume incentives                       114,419         94,316         74,163
Selling, general and administrative
 expenses                                63,252         55,221         41,691
--------------------------------------------------------------------------------
                                        222,557        188,070        146,693
--------------------------------------------------------------------------------
Operating Income                         26,489         17,496         14,208
--------------------------------------------------------------------------------
Other income (expense):
Interest and other income                 2,021          1,921            503
Interest expense                            (63)          (173)           (46)
Foreign exchange loss                      (787)          (280)          (745)
Minority interest                           209          1,225            591
--------------------------------------------------------------------------------
                                          1,380          2,693            303
--------------------------------------------------------------------------------
Income before income taxes               27,869         20,189         14,511
Provision for income taxes               11,021          8,311          6,063
--------------------------------------------------------------------------------
Net Income                             $ 16,848       $ 11,878       $  8,448
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net Income Per Common Share            $    .86       $    .63       $    .45
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Weighted Average Shares Outstanding      19,684         18,888         18,779
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
The accompanying significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
AMOUNTS IN THOUSANDS

--------------------------------------------------------------------------------
As of December 31                                          1996          1995
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                 $27,879       $14,172
Accounts receivable, net of
 allowance for doubtful accounts
 of $417 in 1996 and $346 in 1995                           6,698         6,042
Inventories                                                24,459        23,127
Notes receivable from related parties                         ---           213
Prepaid expenses and other                                  8,014         3,619
--------------------------------------------------------------------------------
     Total current assets                                  67,050        47,173
--------------------------------------------------------------------------------
Property, plant and equipment, net                         20,197        13,088
Long-term investments                                       2,048         2,381
Other assets                                                2,701         2,605
--------------------------------------------------------------------------------
                                                          $91,996       $65,247
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
Short-term debt                                          $  2,788      $  2,042
Accounts payable                                            4,225         5,031
Accrued volume incentives                                   8,729         7,207
Accrued liabilities                                         9,992         6,577
Income taxes payable                                        1,756         1,883
--------------------------------------------------------------------------------
     Total current liabilities                             27,490        22,740
--------------------------------------------------------------------------------
Deferred income taxes                                       1,343         1,002
--------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, authorized 20,000 shares,
     issued 19,446 shares and 19,412 shares in
     1996 and 1995, respectively                           39,406        31,263
Retained earnings                                          33,549        19,214
Treasury stock, at cost, 334 and 1,012
     shares as of December 31, 1996
     and 1995, respectively                                (5,868)       (4,942)
Receivables from related parties                              (84)         (293)
Cumulative foreign currency translation adjustments        (3,840)       (3,737)
--------------------------------------------------------------------------------
     Total shareholders' equity                            63,163        41,505
--------------------------------------------------------------------------------
                                                          $91,996       $65,247
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
The accompanying significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
AMOUNTS IN THOUSANDS

------------------------------------------------------------------------------------------------
Year ended December 31                                      1996           1995           1994
------------------------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of year                              $31,263        $29,849       $ 15,794
Tax benefit related to exercise of stock options            6,328            683            138
Issuance of 3, 1 and 16, shares of
     treasury stock, respectively                              44             13            201
Issuance of 926, 129 and 40 shares of
     treasury stock, respectively, on exercise of
     stock options                                          1,771            721            157
Stock dividend                                                ---             (3)        13,559
------------------------------------------------------------------------------------------------
     Balance at end of year                                39,406         31,263         29,849
------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
Balance at beginning of year                               19,214          9,778         17,118
Net income                                                 16,848         11,878          8,448
Stock dividend                                                ---            ---        (13,559)
Cash dividends                                             (2,513)        (2,442)        (2,229)
------------------------------------------------------------------------------------------------
     Balance at end of year                                33,549         19,214          9,778
------------------------------------------------------------------------------------------------
TREASURY STOCK:
Balance at beginning of year                               (4,942)        (3,742)        (3,500)
Purchase of common stock                                   (4,902)        (1,298)          (285)
Cost of treasury stock issued                               3,976             98             43
------------------------------------------------------------------------------------------------
     Balance at end of year                                (5,868)        (4,942)        (3,742)
------------------------------------------------------------------------------------------------
RECEIVABLES FROM RELATED PARTIES:
Balance at beginning of year                                 (293)          (405)          (418)
Reductions                                                    209            112             13
------------------------------------------------------------------------------------------------
     Balance at end of year                                   (84)          (293)          (405)
------------------------------------------------------------------------------------------------
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENTS:
Balance at beginning of year                               (3,737)        (2,200)          (144)
Foreign currency translation adjustments                     (103)        (1,537)        (2,056)
------------------------------------------------------------------------------------------------
     Balance at end of year                                (3,840)        (3,737)        (2,200)
------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                $63,163        $41,505       $ 33,280
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
The accompanying significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
AMOUNTS IN THOUSANDS

Increase (Decrease) in Cash and Cash Equivalents
-----------------------------------------------------------------------------------------------------------
Year ended December 31                                               1996           1995           1994
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from sales revenue                             $ 247,566       $204,085       $159,447
     Cash paid as volume incentives                                (112,897)       (92,986)       (72,002)
     Cash paid to suppliers and employees                          (107,269)       (94,740)       (76,727)
     Interest paid                                                      (62)          (173)           (46)
     Interest received                                                2,058          1,868            371
     Income taxes paid                                              (10,807)        (7,462)        (3,774)
-----------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                       18,589         10,592          7,269
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                           (10,544)        (6,098)        (2,590)
     Sale (purchase) of long-term investments, net                      333            672           (683)
     Payments received (advanced) on long-term receivables, net        (170)           393            325
     Payments from (advanced to) related parties                        489            (68)            89
     Purchase of other assets                                          (215)          (331)        (1,235)
     Proceeds from sale of assets                                       344            ---            ---
     Minority interest elimination                                     (396)           341            336
-----------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                     (10,159)        (5,091)        (3,758)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of cash dividends                                      (2,513)        (2,446)        (2,229)
     Purchase of treasury stock                                      (4,902)        (1,298)          (285)
     Proceeds from short-term debt, net                                 746            509          1,533
     Proceeds from exercise of stock options                          5,732            819            187
     Tax benefit from stock option exercise                           6,328            683            138
     Issuance of treasury stock                                          60             14            215
-----------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities         5,451         (1,719)          (441)
-----------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH                                       (174)          (811)          (536)
-----------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            13,707          2,971          2,534
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       14,172         11,201          8,667
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 27,879       $ 14,172       $ 11,201
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash Provided by Operating Activities
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                         $ 16,848       $ 11,878      $   8,448
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
     Bad debt expense and reserve                                       133            242            839
     Depreciation and amortization                                    3,420          3,467          3,067
     Gain on sale of fixed assets                                       (96)           ---            ---
     Increase in accounts receivable, net                              (788)        (1,349)        (1,681)
     Increase in inventories                                         (1,332)        (5,849)        (6,107)
     Increase in prepaid expenses and other                          (4,010)        (1,593)          (402)
     (Decrease) increase in income taxes payable                       (126)           818            997
     Increase in accrued liabilities and volume incentives            4,936          3,090          1,833
     (Decrease) increase in accounts payable                           (806)           558          1,129
     Increase in deferred income taxes                                  341             55            667
     Foreign currency translation adjustment                             69           (725)        (1,521)
-----------------------------------------------------------------------------------------------------------
     Total adjustments                                                1,741         (1,286)        (1,179)
-----------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES               $  18,589       $ 10,592       $  7,269
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
The accompanying significant accounting policies and notes to consolidated financial statements are an integral part of these statements.

SIGNIFICANT ACCOUNTING POLICIES
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE INFORMATION

NATURE OF OPERATIONS

     Nature's Sunshine Products, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company") is primarily engaged in the manufacturing and marketing of nutritional and personal care products. The Company sells its products to a sales force of independent distributors who use the products themselves or resell them to other distributors or consumers.

     The Company markets its products directly in the United States, Brazil, Colombia, Mexico, Japan, Canada, Venezuela, the United Kingdom, El Salvador, Guatemala, Costa Rica, Peru, Panama, Argentina, Ecuador, Honduras and Nicaragua. The Company also exports its products to numerous other countries, including Australia, Malaysia, New Zealand, Norway and the Philippines.

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

     The Board of Directors declared a three-for-two stock split to shareholders of record March 4, 1996, and a ten percent stock dividend to shareholders of record February 17, 1995. All per share amounts included in the consolidated financial statements and accompanying notes reflect the stock dividend and split.

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

SELLING EXPENSES

     Independent sales force members may earn Company-paid attendance at conventions as well as other travel awards by achieving the required levels of product purchases within the qualification period. Convention costs and other travel expenses are accrued over the qualification period as they are earned. Accordingly, the Company accrued approximately $2,625 and $1,450 at December 31, 1996 and 1995, respectively.

RESEARCH AND DEVELOPMENT

     All research and development costs are expensed as incurred. Total research and development costs were approximately $1,400, $1,100, and $800 for 1996, 1995 and 1994, respectively.

CASH DIVIDENDS PER COMMON SHARE

     The Company declared and paid quarterly cash dividends totaling 13 1/3 cents per common share in 1996. The Company paid on March 7, 1997, a quarterly cash dividend of 3 1/3 cents per common share to shareholders of record on March 3, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE INFORMATION

     NOTE 1: INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. The composition of inventories is as follows:

--------------------------------------------------------------------------------
As of December 31                           1996             1995
--------------------------------------------------------------------------------
Raw materials                             $ 7,554          $ 7,772
Work in process                             1,146            1,123
Finished goods                             15,759           14,232
--------------------------------------------------------------------------------
                                          $24,459          $23,127
--------------------------------------------------------------------------------

     NOTE 2: PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for buildings and improvements range from 20 to 30 years, and equipment, furniture and fixtures range from 3 to 10 years. Maintenance and repairs are charged to expense as incurred, and major improvements are capitalized. Gains or losses on sales or retirements are included in the consolidated statement of income in the year of disposition. The composition of property, plant and equipment is as follows:

--------------------------------------------------------------------------------
As of December 31                           1996             1995
--------------------------------------------------------------------------------
Buildings and improvements                $ 11,659         $  8,880
Machinery and equipment                      9,094            7,992
Furniture and fixtures                      11,188            7,381
--------------------------------------------------------------------------------
                                            31,941           24,253
Accumulated depreciation and
     amortization                          (13,092)         (11,376)
Land                                         1,348              211
--------------------------------------------------------------------------------
                                          $ 20,197         $ 13,088
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     NOTE 3: INVESTMENTS

     The following are the aggregate fair values and related gross unrealized holding gains and losses for securities available for sale at December 31, 1996 and 1995:

--------------------------------------------------------------------------------
                                            1996             1995
--------------------------------------------------------------------------------
Securities available for sale:
     Amortized cost                       $14,073           $7,922
     Gross unrealized holding gains           353              292
     Gross unrealized holding losses          (43)            (194)
--------------------------------------------------------------------------------
Aggregate fair value                      $14,383           $8,020
--------------------------------------------------------------------------------

     During 1996 and 1995, the proceeds from the sales of available-for-sale securities was $4,226 and $3,598, respectively. The gross realized gains and gross realized losses on the sales of available-for-sale securities was $61 and $168, respectively, for the year ended December 31, 1996, and $34 and $63, respectively, for the year ended December 31, 1995. In determining the realized gains and losses, the Company has used the specific identification method to determine the cost of the investments.

     The Company did not have any securities which were classified as held to maturity at December 31, 1996.

     NOTE 4: SHORT-TERM DEBT

     During 1994, the Company established operating lines of credit in Japan and Brazil to facilitate payment of start-up and initial operating expenses. During 1995, the Company paid the outstanding balance on the line of credit in Brazil. The Company increased its borrowings, which are payable in local currency, in Japan as a result of the favorable interest rate. The debt is unsecured and payable during 1997. The weighted average balance of the line of credit was $3,165 during 1996. The weighted average interest rate approximates two percent at December 31, 1996.

     NOTE 5: INCOME TAXES

     The provision for income taxes consists of the following:

--------------------------------------------------------------------------------
Year ended December 31                  1996      1995      1994
--------------------------------------------------------------------------------
Current:
     Federal                          $ 6,655    $4,984    $3,844
     State                              1,146       967       610
     Foreign                            3,249     2,305     2,275
--------------------------------------------------------------------------------
                                       11,050     8,256     6,729
--------------------------------------------------------------------------------
Deferred                                  (29)       55      (666)
--------------------------------------------------------------------------------
Total provision for income taxes      $11,021    $8,311    $6,063
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The domestic and foreign components of income before taxes are as follows:

--------------------------------------------------------------------------------
Year ended December 31                  1996      1995      1994
--------------------------------------------------------------------------------
Domestic                              $20,516   $14,617   $11,053
Foreign                                 7,353     5,572     3,458
--------------------------------------------------------------------------------
Total                                 $27,869   $20,189   $14,511
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The provision for income taxes as a percentage of income before taxes differs from the statutory Federal income tax rate due to the following:

-------------------------------------------------------------------
Year ended December 31                   1996     1995      1994
-------------------------------------------------------------------
Statutory Federal income tax rate       35.0%     35.0%     34.3%
State income taxes, net of Federal
     income tax benefit                   2.7       3.1       2.8
Foreign and other tax credits            (2.8)     (5.1)     (6.5)
Net effect of foreign subsidiaries
     tax attributes                       5.3       6.8      12.1
Other                                     (.6)      1.4       (.9)
-------------------------------------------------------------------
Effective tax rate                      39.6%     41.2%     41.8%
-------------------------------------------------------------------

     The components of the deferred income tax assets and liabilities as of December 31, 1996 and 1995, are as follows:

-------------------------------------------------------------------
                                          DECEMBER 31, December 31,
                                             1996          1995
-------------------------------------------------------------------
Deferred tax assets:
     Allowance for doubtful accounts      $     49      $     31
     Inventory unicap adjustment               408           479
     Foreign tax credits                       214           158
     State income taxes                        125           313
     Accrued vacation                           85            99
     Inventory obsolescence reserve            117           170
     Foreign currency exchange                 ---            58
     Sale of subsidiary                        250           ---
     Intangible assets                         430           ---
-------------------------------------------------------------------
Total deferred tax assets                  $ 1,678        $ 1,308
-------------------------------------------------------------------
Deferred tax liabilities:
     Accelerated depreciation              $(1,172)       $  (696)
     Gain on sale of subsidiaries             (171)          (306)
-------------------------------------------------------------------
Total deferred tax liabilities             $(1,343)       $(1,002)
-------------------------------------------------------------------

     As of December 31, 1996, the Company has available net operating losses from its foreign subsidiaries for U.S. Federal income tax purposes and financial reporting purposes of approximately $3,800 and $4,200, respectively. The tax net operating losses will expire in 1999 through 2001. Certain of these net operating losses may be limited by the extent of foreign taxable income in future years.

     The Company considers all international earnings which have not been previously taxed for U.S. purposes to be permanently invested in the international subsidiaries. As of December 31, 1996, such earnings were approximately $10,333. If U.S. taxes and foreign dividend withholding taxes had been provided on those earnings, net of the effect of utilization of foreign tax credits attributable to foreign taxes paid up to the incremental U.S. rate, such taxes would have approximated $630 as of December 31, 1996.

     NOTE 6: STOCK OPTIONS

     The Company has from time to time granted certain non-qualified stock options to officers, directors and key employees. Such grants have been made at the fair market value of the stock at the date of grant. At December 31, 1996, the Company had approximately 143,000 shares remaining in the 1995 Stock Option Plan, which are available to be granted to employees. At December 31, 1996, the Company had reserved approximately 300,000 treasury shares to accommodate the exercise of the outstanding options.

     The Company accounts for the stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income for the years ended December 31, 1996, 1995 and 1994. Had compensation costs been determined consistent with SFAS Statement No. 123, the Company's net income and earnings per share would have been reduced to the following proforma amounts:

-------------------------------------------------------------------
Year ended December 31                       1996         1995
-------------------------------------------------------------------
Net Income           As reported            $16,848     $11,878
                     Proforma               $14,447     $11,776

Earnings Per Share   As reported            $   .86     $   .63
                     Proforma               $   .74     $   .63
-------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in both 1996 and 1995: risk-free interest rate of 6.5 percent; expected dividend yield of approximately 1 percent; expected lives of seven years and expected volatility of 47.5 percent.

     Because SFAS Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of what is to be expected in future years.

Stock option activity for 1994, 1995 and 1996 consisted of the following:

-------------------------------------------------------------------------------
                                              Number of
                                                Shares      Weighted Average
                                            (IN THOUSANDS)   Exercise Price
-------------------------------------------------------------------------------
Options outstanding at December 31, 1993         1,570           $ 4.90
-------------------------------------------------------------------------------
Options issued                                     406           $ 8.50
Options canceled                                    (1)          $ 3.03
Options exercised (a)                              (66)          $ 2.81
-------------------------------------------------------------------------------
Options outstanding at December 31, 1994 (b)     1,909           $ 5.74
-------------------------------------------------------------------------------
Options issued (c)                               1,701           $14.69
Options canceled                                   (39)          $ 6.67
Options exercised (a)                             (194)          $ 4.23
-------------------------------------------------------------------------------
Options outstanding at December 31, 1995 (b)     3,377           $10.32
-------------------------------------------------------------------------------
Options issued (c)                                 313           $19.67
Options canceled                                  (135)          $15.01
Options exercised (a)                             (960)          $ 5.97
-------------------------------------------------------------------------------
Options outstanding at December 31, 1996 (b)     2,595           $12.81
-------------------------------------------------------------------------------

(a) Shares issued related to the exercise of stock options were issued from treasury stock.
(b) Options for 2,012, 1,389 and 1,048 shares of common stock were exercisable on December 31, 1996, 1995 and 1994, respectively, with weighted average exercise prices of $11.69, $5.36 and $4.26, respectively.
(c) The weighted average fair value of options granted were $10.82 and $7.90 for 1996 and 1995, respectively.

     NOTE 7: EMPLOYEE BENEFIT PLANS

     DEFERRED COMPENSATION PLAN

     The Company sponsors a qualified deferred compensation plan (401(k)). The Company contributes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee's compensation. Employer contributions to the plan during 1996, 1995 and 1994 were approximately $451, $478 and $284, respectively.

     MANAGEMENT AND EMPLOYEE BONUS PLAN

     The Company has a bonus plan that provides for participants to receive payments based upon the annual increase in revenue and operating income. The expense related to the plan was approximately $2,822, $2,706 and $1,912 for 1996, 1995 and 1994, respectively. All employees participate in the plan.

     NOTE 8: RELATED PARTY TRANSACTIONS

     In the second quarter of 1995, the Company advanced $120 to one of its officers on a short-term basis at an interest rate of nine percent. The loan was repaid with interest during the third quarter.

     In the second quarter of 1995, the Company advanced $250 to a key employee. The loan was collateralized and had an interest rate of nine percent. The loan was repaid during 1996.

     During 1993 and 1992, the Company made loans to certain officers of the Company, primarily to purchase Company stock in the open market. The balance of these loans was $84 and $293 at December 31, 1996 and 1995, respectively.

     During 1996, the Company purchased several buildings in Mexico for its administrative and warehousing operations. The Company made improvements to the buildings at a cost of $483. The improvements were made by a company, which is owned by a relative of a key employee of the Mexican operations.

     NOTE 9: INTERNATIONAL OPERATIONS

     Sales for domestic and international operations during the past three years were as follows:

-------------------------------------------------------------------
Year ended December 31            1996        1995         1994
-------------------------------------------------------------------
Domestic                        $159,977    $136,168     $110,839
-------------------------------------------------------------------
International:
     Americas                     71,690      53,296       42,215
     Asia Pacific                 12,497      11,953        4,115
     Other                         4,882       4,149        3,732
-------------------------------------------------------------------
Total International               89,069      69,398       50,062
-------------------------------------------------------------------
Total Sales                     $249,046    $205,566     $160,901
-------------------------------------------------------------------

     Operating income for domestic and international operations during the past three years was as follows:

-------------------------------------------------------------------
Year ended December 31              1996        1995        1994
-------------------------------------------------------------------
Domestic                          $18,682     $13,357     $ 9,706
-------------------------------------------------------------------
International:
     Americas                       8,191       5,994       4,578
     Asia Pacific                    (424)     (2,326)       (473)
     Other                             40         471         397
-------------------------------------------------------------------
Total International                 7,807       4,139       4,502
-------------------------------------------------------------------
Total Operating Income            $26,489     $17,496     $14,208
-------------------------------------------------------------------

     Total assets for domestic and international operations for the past three years were as follows:

-------------------------------------------------------------------
As of December 31                  1996        1995         1994
-------------------------------------------------------------------
Domestic                         $58,674     $40,996      $34,973
-------------------------------------------------------------------
International:
     Americas                     28,764      18,941       12,970
     Asia Pacific                  3,767       4,239        3,487
     Other                           791       1,071        1,028
-------------------------------------------------------------------
Total International               33,322      24,251       17,485
-------------------------------------------------------------------
Total Assets                     $91,996     $65,247      $52,458
-------------------------------------------------------------------

     NOTE 10: COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment used in its operations. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 1996, were as follows:

--------------------------------------------------------------------------------
     Year ending December 31                        Lease Commitments
--------------------------------------------------------------------------------
          1997                                           $1,737
          1998                                              622
          1999                                              423
          2000                                              309
          2001 and thereafter                               395
--------------------------------------------------------------------------------
                                                         $3,486
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Company incurred expenses of approximately $2,512, $2,725 and $2,434 in connection with operating leases during 1996, 1995 and 1994, respectively.

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

SUMMARY OF QUARTERLY OPERATIONS -- UNAUDITED
DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE INFORMATION



                                                                                               Income
                                                     Selling, General                 Other    Before                 Net
                   Sales      Cost of      Volume    & Administrative   Operating    Income    Income      Net      Income
  1996            Revenue    Goods Sold  Incentives      Expenses         Income    (Expense)   Taxes     Income   Per Share*
------------------------------------------------------------------------------------------------------------------------------
First Qtr        $ 60,113      $10,384    $ 27,896       $16,753         $ 5,080     $  500    $ 5,580   $ 3,276      $.17
Second Qtr         63,182       11,565      28,750        15,542           7,325        (73)     7,252     4,342       .22
Third Qtr          63,031       11,201      28,976        16,009           6,845        319      7,164     4,538       .23
Fourth Qtr         62,720       11,736      28,797        14,948           7,239        634      7,873     4,692       .24
------------------------------------------------------------------------------------------------------------------------------
                 $249,046      $44,886    $114,419       $63,252         $26,489     $1,380    $27,869   $16,848      $.86
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

  1995
------------------------------------------------------------------------------------------------------------------------------
First Qtr        $ 47,062      $ 9,229    $ 21,794       $13,052         $ 2,987     $  453    $ 3,440   $ 2,014      $.11
Second Qtr         50,725        9,523      23,104        13,446           4,652        380      5,032     2,972       .16
Third Qtr          53,164        9,817      24,222        13,860           5,265        451      5,716     3,306       .17
Fourth Qtr         54,615        9,964      25,196        14,863           4,592      1,409      6,001     3,586       .19
------------------------------------------------------------------------------------------------------------------------------
                 $205,566      $38,533    $ 94,316       $55,221         $17,496     $2,693    $20,189   $11,878      $.63
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
*The common share information has been adjusted to reflect the 3-for-2 stock split declared in February 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1996, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by Item 11 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1996, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1996, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1996, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1)  LIST OF FINANCIAL STATEMENTS

                  The following are filed as part of this Report:

                  Report of Independent Public Accountants

                  Consolidated statements of income for the years ended December 31, 1996, 1995 and 1994.

                  Consolidated balance sheets as of December 31, 1996 and 1995.

                  Consolidated statements of shareholders' equity for the years ended December 31, 1996, 1995 and 1994

                  Consolidated statements of cash flows for the years ended December 31, 1996, 1995 and 1994.

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

            10.3(5)  -   1990 Long-Term Incentive Compensation Plan

            10.4(5)  -   Form of Stock Option Agreement (1990 Long-Term
                         Incentive Compensation Plan)

            10.5(6)  -   Executive Loan Program

            10.6(6)  -   Exempt Employee Incentive Compensation Plan

            10.7(7)  -   1993 Stock Option Plan

            10.8(7)  -   Forms of Stock Option Agreements for employees and non-
                         employee directors (1993 Stock Option Plan)

            10.9(8)  -   1995 Stock Option Plan

            10.10(8) -   Form of Stock Option Agreement (1995 Stock Option Plan)

            10.11(8) -   Key Employees' Automobile Incentive Program

            22       -   List of Subsidiaries of Registrant

            24       -   Consent of Independent Public Accountants

            27       -   Financial Data Schedule

------------------

(1) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference.

(2) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1985 and is incorporated herein by reference.

(3) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1991 and is incorporated herein by reference.

(4) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

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

(8) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

     (b)  REPORTS ON FORM 8-K

          The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1996.

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

                                  Nature's Sunshine Products, Inc.
                                 (Registrant)


Date:  March 18, 1997            By: /s/   Kristine F. Hughes
                                    -------------------------------------
                                    Kristine F. Hughes, President and
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                Title                          Date
        ---------                                -----                          ----
/s/  Kristine F. Hughes            President, Chief Executive Officer,     March 18, 1997
----------------------------       Chairman of the Board and Director
     Kristine F. Hughes


/s/  Douglas Faggioli              Vice President of Finance, Treasurer,   March 18, 1997
----------------------------       Chief Financial Officer
     Douglas Faggioli


/s/  Eugene L. Hughes              Vice President and Director             March 18, 1997
----------------------------
     Eugene L. Hughes


/s/  Merrill Gappmayer             Director                                March 18, 1997
----------------------------
     Merrill Gappmayer


/s/  Pauline T. Hughes             Director                                March 18, 1997
-----------------------------
     Pauline T. Hughes


/s/  Robert H. Daines              Director                                March 18, 1997
-----------------------------
     Robert H. Daines

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To Nature's Sunshine Products, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Nature's Sunshine Products, Inc., and subsidiaries appearing in Item 8 in this Annual Report on Form 10-K, and have issued our report thereon dated February 4, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

San Francisco, California
February 4, 1997

                       NATURE'S SUNSHINE PRODUCTS, INC.
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                        (DOLLARS AMOUNTS IN THOUSANDS)

                                Balance at                                           Balance at
                                Beginning                    Amounts       Amounts     End of
      Description               of Period    Provisions    Written Off    Recovered    Period
      -----------               ----------   ----------    -----------    ---------  ----------
Year ended December 31, 1994
  Allowance for doubtful
   accounts receivable             $260         $839          $(461)         $ (2)      $636
  Allowance for obsolete
   inventory                        281          ---            (78)          (89)       114
  Allowance for notes
   receivable                       ---          304            ---           ---        304

Year ended December 31, 1995
  Allowance for doubtful
   accounts receivable             $636         $182          $(462)         $(10)      $346
  Allowance for obsolete
   inventory                        114          322            ---           ---        436
  Allowance for notes
   receivable                       304          ---           (290)          ---         14

Year ended December 31, 1996
  Allowance for doubtful
   accounts receivable             $346         $162          $ (83)         $ (8)      $417
  Allowance for obsolete
   inventory                        436          203           (335)          ---        304
  Allowance for notes
   receivable                        14          ---            ---           ---         14

                               LIST OF EXHIBITS

                                                                              LOCATED AT
                                                                             SEQUENTIALLY
 ITEM NO.                        EXHIBIT                                     NUMBERED PAGE
 --------                        -------                                     -------------
   3.1(1)  -    Restated Articles of Incorporation                                 ---
   3.2(2)  -    By-laws, as amended                                                ---
  10.1(3)  -    Lease Agreement dated January 8, 1992 between the                  ---
                Registrant and East Bay Associates Partnership No. 3
  10.2(4)  -    Form of Employment Agreement between the Registrant and            ---
                its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements.
  10.3(5)  -    1990 Long-Term Incentive Compensation Plan                         ---
  10.4(5)  -    Form of Stock Option Agreement (1990 Long-Term Incentive           ---
                Compensation Plan)
  10.5(6)  -    Executive Loan Program                                             ---
  10.6(6)  -    Exempt Employee Incentive Compensation Plan                        ---
  10.7(7)  -    1993 Stock Option Plan                                             ---
  10.8(7)  -    Forms of Stock Option Agreements for employees and                 ---
                non-employee directors (1993 Stock Option Plan)
  10.9(8)  -    1995 Stock Option Plan                                             ---
  10.10(8) -    Form of Stock Option Agreement (1995 Stock Option Plan)            ---
  10.11(8) -    Key Employees' Automobile Incentive Program                        ---
  22       -    List of Subsidiaries of Registrant                                  36
  24       -    Consent of Independent Public Accountants                           37
  27       -    Financial Data Schedule                                             38

---------------------
(1) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference.

(2) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1985 and is incorporated herein by reference.

(3) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1991 and is incorporated herein by reference.

(4) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

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

(8) Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.