Form 10-Q
period 1997-03-31
NATURES SUNSHINE PRODUCTS INC
filed 1997-05-05
CIK 275053

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

                 For the Quarterly Period Ended March 31, 1997

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

The number of shares of common stock, without par value, outstanding as of April 30, 1997, was 18,721,512.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollar Amounts In Thousands)

                                                 (Unaudited)
                                                   March 31     December 31
                                                     1997           1996
                                                 -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $30,937       $27,879
  Accounts receivable, net                            8,138         6,698
  Inventories                                        22,361        24,459
  Prepaid expenses and other                          7,380         8,014
                                                    -------       -------

    Total Current Assets                             68,816        67,050

PROPERTY, PLANT AND
 EQUIPMENT, net                                      20,036        20,197

LONG-TERM INVESTMENTS                                 2,069         2,048

OTHER ASSETS                                          2,633         2,701
                                                    -------       -------

                                                    $93,554       $91,996
                                                    -------       -------
                                                    -------       -------














            The accompanying notes to the financial statements are an integral part of these consolidated condensed balance sheets.

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                            (Dollar Amounts In Thousands)

                                               (Unaudited)
                                                 March 31     December 31
                                                    1997          1996
                                                ----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                                $  2,376       $  2,788
  Accounts payable                                  5,670          4,225
  Accrued volume incentives                        11,048          8,729
  Accrued liabilities                               9,901          9,992
  Income taxes payable                              2,949          1,756
                                                 --------       --------
        Total Current Liabilities                  31,944         27,490
                                                 --------       --------
DEFERRED INCOME TAXES                               1,392          1,343
                                                 --------       --------
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 20,000 shares
    authorized; 19,446 shares issued               38,885         39,406
  Retained earnings                                36,929         33,549
  Treasury stock, at cost, 650 and 334
    shares at March 31, 1997 and December 31,
    1996, respectively                            (11,450)        (5,868)
  Receivables due from related parties                (83)           (84)
  Cumulative translation adjustments               (4,063)        (3,840)
                                                 --------       --------
        Total Shareholders' Equity                 60,218         63,163
                                                 --------       --------
                                                 $ 93,554       $ 91,996
                                                 --------       --------
                                                 --------       --------

              The accompanying notes to the financial statements are an
            integral part of these consolidated condensed balance sheets.

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Amounts In Thousands, Except Per-Share Information)

                                           Three Months Ended
                                                March 31
                                       --------------------------
                                               (Unaudited)
                                         1997               1996
                                       -------            -------

SALES REVENUE                          $67,825            $60,113
                                       -------            -------
COSTS AND EXPENSES:
  Cost of goods sold                    12,060             10,384
  Volume incentives                     31,404             27,896
  Selling, general and administrative   17,951             16,753
                                       -------            -------
                                        61,415             55,033
                                       -------            -------
OPERATING INCOME                         6,410              5,080
                                       -------            -------
OTHER INCOME (EXPENSE):
  Interest and other income                467                744
  Interest expense                         (11)               (32)
  Foreign exchange loss                   (166)              (207)
  Minority interest                         71                 (5)
                                       -------            -------
                                           361                500
                                       -------            -------
INCOME BEFORE INCOME TAXES               6,771              5,580

PROVISION FOR INCOME TAXES               2,761              2,304
                                       -------            -------
NET INCOME                             $ 4,010            $ 3,276
                                       -------            -------
                                       -------            -------

NET INCOME PER COMMON SHARE            $  0.21            $  0.17
                                       -------            -------
                                       -------            -------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             19,364             19,458
                                       -------            -------
                                       -------            -------



          The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Increase (Decrease) in Cash and Cash Equivalents
                          (Dollar Amounts In Thousands)

                                                     Three Months Ended
                                                         March 31
                                                    --------------------
                                                        (Unaudited)
                                                      1997        1996
                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales revenue                  $ 66,182    $ 60,494
  Cash paid as volume incentives                     (29,085)    (24,936)
  Cash paid to suppliers and employees               (24,906)    (24,176)
  Interest paid                                          (11)        (32)
  Interest received                                      503         668
  Income taxes paid                                   (1,519)       (893)
                                                     -------     -------

    Net Cash Provided by Operating Activities         11,164      11,125
                                                     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (783)     (2,830)
  Purchase of long-term investments                      (21)        (49)
  Payments received on long-term receivables              52          68
  Payments received on related party receivables           1          91
  Purchase of other assets                              (132)        ---
  Minority interest elimination                           38           5
                                                     -------     -------

    Net Cash Used in Investing Activities               (845)     (2,715)
                                                     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of cash dividends                             (630)       (620)
  Purchase of treasury stock                          (6,837)        ---
  (Repayments of)/proceeds from short-term debt         (412)        726
  Proceeds from exercise of stock options                733         197
                                                     -------     -------
    Net Cash (Used in)/Provided By
     Financing Activities                             (7,146)        303
                                                     -------     -------
EFFECT OF EXCHANGE RATES ON CASH                        (115)         (8)
                                                     -------     -------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                         3,058       8,705

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                27,879      14,172
                                                     -------     -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $30,937     $22,877
                                                     -------     -------
                                                     -------     -------

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

                                                          Three Months Ended
                                                                March 31
                                                          ------------------
                                                               (Unaudited)
                                                             1997      1996
                                                          --------   -------
NET INCOME                                                 $ 4,010   $ 3,276
                                                           -------   -------
  Bad debt expense                                              66        16
  Depreciation and amortization                              1,092       867
  (Increase) decrease in accounts receivable                (1,506)      497
  Decrease in inventories                                    2,099       472
  Decrease (increase) in prepaid expenses & other assets       596    (1,924)
  Increase in income taxes payable                           1,193     1,214
  Increase in accrued liabilities and volume incentives      2,228     6,864
  Increase (decrease) in accounts payable                    1,445      (693)
  Increase in deferred income taxes                             49       197
  Cumulative translation adjustments                          (108)      339
                                                           -------   -------

    Total Adjustments                                        7,154     7,849
                                                           -------   -------

    Net Cash Provided by Operating Activities              $11,164   $11,125
                                                           -------   -------
                                                           -------   -------


















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

     These consolidated condensed financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the financial position as of March 31, 1997, and the results of operations for the interim periods presented. All of the adjustments which have been made in these consolidated condensed financial statements are of a normal recurring nature.

     It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

(2)  INVENTORIES

     Inventories consist of:         (Unaudited)
                                       March 31        December 31
                                         1997              1996
                                     -----------       -----------
     Raw materials                     $ 6,864           $ 7,554
     Work in process                       716             1,146
     Finished goods                     14,781            15,759
                                       -------           -------
                                       $22,361           $24,459
                                       -------           -------
                                       -------           -------

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


(3)  EARNINGS PER SHARE

     Outstanding stock options are considered common stock equivalents and are included in the computation of primary earnings per share for the three-month periods ended March 31, 1997 and 1996.

     As of March 31, 1997, the Company had a total of 2,495,759 options outstanding. The options were all granted at market prices, with a weighted average exercise price of $12.81.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 effective for years beginning after December 15, 1996. This statement, which is expected to increase earnings per share when implemented, is not expected to have a material effect on the Company's consolidated financial statements.

(4)  QUARTERLY CASH DIVIDENDS

     The Company has declared 35 consecutive quarterly cash dividends. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared May 1, 1997, to shareholders of record on May 13, 1997, payable May 26, 1997.

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

                                 (Dollar Amounts in Thousands)
                                          (Unaudited)

            (i)                                                         (ii)
     Income and Expense                                         Three Months Ended March 31
Items as a Percent of Sales                              -------------------------------------
---------------------------                                 1997 to 1996          1996 to 1995
    Three Months Ended                                   ----------------------   ------------
         March 31                                        Amount of      Percent      Percent
---------------------------    Income and                Increase/        of            of
    1997         1996         Expense Items              (Decrease)     Change        Change
    ----         ---          -------------              ----------     -------       -------
  100.00%       100.00%       Sales revenue                $7,712       12.83%        27.73%
  ------        ------                                     ------       -----         -----
   17.78         17.27        Cost of sales                 1,676       16.14         12.51
   46.30         46.41        Volume incentives             3,508       12.57         28.00
   26.47         27.87        SG&A expenses                 1,198        7.15         28.36
  ------        ------                                     ------       -----         -----

   90.55         91.55                                      6,382       11.60         24.86
  ------        ------                                     ------       -----         -----

   9.45          8.45         Operating income              1,330       26.18         70.07
  ------        ------                                     ------       -----         -----

   0.67          1.24         Interest and other income      (288)     (38.77)        86.93
    ---         (0.05)        Interest expense                 32      100.00         27.27
  (0.25)        (0.35)        Foreign exchange loss            41       19.80        (62.99)
   0.11         (0.01)        Minority interest                76    1,523.28       (102.21)
  ------        ------                                     ------       -----         -----

   0.53          0.83                                        (139)     (28.06)        10.38
  ------        ------                                     ------       -----         -----

   9.98          9.28         Income before income taxes    1,191       21.34         62.21

   4.07          3.83         Provision for income taxes      457       19.79         61.57
  ------        ------                                     ------       -----         -----

   5.91%         5.45%        Net income                   $  734       22.37%        62.66%
  ------        ------                                     ------       -----         -----
  ------        ------                                     ------       -----         -----

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SALES REVENUE:

     The Company reported record consolidated sales for the three months ended March 31, 1997. Sales revenue for the three months ended March 31, 1997, was $67.8 million compared to $60.1 million in the same period the prior year, an increase of 13 percent.

     Management believes the increase in sales for the three-month period is attributable to the expansion of the Company's independent sales force, a continued increase of consumer awareness and interest in natural health and nutritional products and incentives the Company offers its independent sales force. In addition, the Company's sales revenue growth has been enhanced by its international expansion. The Company's international operations reported sales revenue of $23.4 million for the three-month period in 1997, an increase of 18 percent compared to the same period in 1996.

     The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers was 13,946 at March 31, 1997, compared to 14,268 at March 31, 1996.
The decrease in Managers was the result of a policy change in the Company's international operations during the fourth quarter of 1996. The number of domestic Managers increased 20 percent since December 31, 1996, and 8 percent over March 31, 1996. The number of Distributors at March 31, 1997, was 523,040 compared to 427,777 at March 31, 1996.

COST OF GOODS SOLD:

     The Company experienced a slight increase in cost of goods sold, as a percentage of sales, for the three months ended March 31, 1997, compared to the same period last year. The increase in cost of goods sold, as a percentage of sales, was primarily related to the Company's international operations. Additional shipping costs were incurred in the first quarter in order to maintain appropriate levels of inventory in selected markets. Management expects cost of goods sold to decrease slightly as a percent of sales during the rest of 1997 as the result of efficiencies in the Company's manufacturing operations.

VOLUME INCENTIVES:

     The slight decrease in volume incentives, as a percent of sales, for the
three months ended   March 31, 1997,  is directly related  to  the  increase in international sales revenue. Volume incentives are an integral part of the Company's direct sales marketing program and are payments to independent sales force members for reaching certain levels of sales performance and organizational development. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies.

     Management expects volume incentives to decrease slightly, as a percent of sales, during the rest of 1997. The decrease is anticipated as the result of increasing sales from the Company's international operations, which have comparatively lower volume incentive payments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

     The Company experienced decreased selling, general and administrative expenses (SG&A), as a percent of sales, during the period ended March 31, 1997. The decrease, as a percent of sales, was the result of improved budgetary review and an effort by management to control costs.

     Management expects SG&A to decrease, as a percent of sales, for the year ended December 31, 1997.

SUBSIDIARY OPERATIONS:

     Segment information for the three months ended March 31, 1997, compared to the previous year are as follows:

SALES REVENUE                                     (Dollars in Thousands)
                                                       (Unaudited)
                                                   1997          1996
                                                  -------       -------
     DOMESTIC SALES REVENUE                       $44,428       $40,335
                                                  -------       -------
     INTERNATIONAL SALES REVENUE:
          Americas                                 19,489        15,371
          Asia Pacific                              2,914         3,493
          Other                                       994           914
                                                  -------       -------
     TOTAL INTERNATIONAL                           23,397        19,778
                                                  -------       -------
     TOTAL SALES REVENUE                          $67,825       $60,113
                                                  -------       -------
                                                  -------       -------

OPERATING INCOME                                 (Dollars in Thousands)
                                                       (Unaudited)
                                                    1997          1996
                                                  -------       -------
     DOMESTIC OPERATING INCOME                    $ 4,935       $ 3,340
                                                  -------       -------
     INTERNATIONAL OPERATING INCOME:
          Americas                                  1,396         1,942
          Asia Pacific                                (17)         (183)
          Other                                        96           (19)
                                                  -------       -------
     TOTAL INTERNATIONAL                            1,475         1,740
                                                  -------       -------
     TOTAL OPERATING INCOME                       $ 6,410       $ 5,080
                                                  -------       -------
                                                  -------       -------

                                                  (Dollars in Thousands)
                                                       (Unaudited)
                                                  March 31    December 31
ASSETS                                              1997          1996
                                                  -------       -------
     DOMESTIC ASSETS                              $57,611       $58,674
                                                  -------       -------
     INTERNATIONAL ASSETS:
          Americas                                 31,474        28,764
          Asia Pacific                              3,881         3,767
          Other                                       588           791
                                                  -------       -------
     TOTAL INTERNATIONAL                           35,943        33,322
                                                  -------       -------
     TOTAL ASSETS                                 $93,554       $91,996
                                                  -------       -------
                                                  -------       -------

BALANCE SHEET

INVENTORIES

     Inventories decreased approximately $2.1 million during the three months ended March 31, 1997, as the result of a concerted effort to reduce inventory levels.

ACCRUED VOLUME INCENTIVES

     Accrued volume incentives increased approximately $2.3 million during the first three months of the year as a direct result of increased sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased approximately $3.1 million for the three months ended March 31, 1997. The increase in cash is primarily the result of the increased sales and income as well as increases in current liabilities.

     Management believes the Company's stock is an attractive investment and, from time to time pursuant to its recently announced 500,000 share stock buyback program, may utilize a portion of its available cash to purchase up to the remaining balance of approximately 415,000 shares of its stock as market conditions warrant. During the first quarter of 1997, the Company acquired $6.8 million, or approximately 413,000 shares, of treasury stock as part of the previous 500,000 share buyback program.

     The Company is in the process of establishing a new international subsidiary. Management expects that this new operation may require initial capitalization of approximately $1.5 million during the next twelve to eighteen months.

     The Company is evaluating the need to expand its domestic manufacturing, inventory and other facilities. Management expects the cost of these projects to be in the range of $6.0 million to $12.0 million. The Company may consider long-term financing for these projects.

     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that any liability as a result of these matters should not have a material effect upon the Company's results of operations or financial position.

     Management believes that future working capital requirements can be satisfied by cash, which is generated by the Company's operating activities. Management expects cash and investments to increase during 1997, as the result of operations. However, cash and investments may be reduced in the event the Company proceeds with the capital projects mentioned above.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Company has included forward-looking statements concerning its business and operations in this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

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

                                       NATURE'S SUNSHINE PRODUCTS, INC.


Date:  May 5, 1997                     /s/ Kristine F. Hughes
                                       ----------------------------------
                                       Kristine F. Hughes, President &
                                       Chief Executive Officer


Date:  May 5, 1997                     /s/ Douglas Faggioli
                                       ----------------------------------
                                       Douglas Faggioli, Chief
                                       Financial Officer