Form 10-Q
period 1997-06-30
NATURES SUNSHINE PRODUCTS INC
filed 1997-08-07
CIK 275053

===============================================================================


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997

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

The number of shares of common stock, without par value, outstanding as of July 31, 1997, was 18,474,252.


===============================================================================

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Amounts In Thousands)

                                       (Unaudited)
                                         June 30          December 31
                                           1997              1996
                                       -----------        -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents              $28,861           $27,879
   Accounts receivable, net                 9,616             6,698
   Inventories                             20,625            24,459
   Prepaid expenses and other               7,922             8,014
                                          -------           -------
      Total Current Assets                 67,024            67,050

PROPERTY, PLANT AND
   EQUIPMENT, net                          20,125            20,197

LONG-TERM INVESTMENTS                       1,982             2,048

OTHER ASSETS                                2,676             2,701
                                          -------           -------

                                          $91,807           $91,996
                                          =======           =======



         The accompanying notes to the financial statements are an integral part of these consolidated condensed balance sheets.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                             (Amounts In Thousands)


                                       (Unaudited)
                                         June 30          December 31
                                           1997              1996
                                       -----------        -----------

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
   Short-term debt                       $  2,896          $  2,788
   Accounts payable                         5,286             4,225
   Accrued volume incentives               10,660             8,729
   Accrued liabilities                     10,822             9,992
   Income taxes payable                     2,741             1,756
                                          -------           -------

      Total Current Liabilities            32,405            27,490
                                          -------           -------

DEFERRED INCOME TAXES                       1,390             1,343
                                          -------           -------

SHAREHOLDERS' EQUITY:
   Common stock, no par value,
      20,000 shares authorized;
      19,446 shares issued                 38,811            39,406
   Retained earnings                       41,553            33,549
   Treasury stock, at cost, 1,073 and 344
      shares at June 30, 1997 and
      December 31, 1996, respectively     (18,148)           (5,868)
   Receivables due from related parties       (81)              (84)
   Cumulative translation adjustments      (4,123)           (3,840)
                                          -------           -------

      Total Shareholders' Equity           58,012            63,163
                                          -------           -------

                                          $91,807           $91,996
                                          =======           =======



         The accompanying notes to the financial statements are an integral part of these consolidated condensed balance sheets.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Amounts In Thousands, Except Per-Share Information)


                                             Three Months Ended
                                                  June 30
                                         --------------------------
                                                (Unaudited)
                                          1997              1996
                                         -------           -------
SALES REVENUE                            $71,411           $63,182
                                         -------           -------

COSTS AND EXPENSES:
    Cost of goods sold                    13,405            11,565
    Volume incentives                     33,319            28,750
    Selling, general and administrative   16,720            15,542
                                         -------           -------

                                          63,444            55,857
                                         -------           -------

OPERATING INCOME                           7,967             7,325
                                         -------           -------

OTHER INCOME (EXPENSE):
    Interest and other income                559               313
    Interest expense                         (11)               (6)
    Foreign exchange gain (loss)              48              (162)
    Minority interest                         76              (218)
                                         -------           -------

                                             672               (73)
                                         -------           -------

INCOME BEFORE INCOME TAXES                 8,639             7,252

PROVISION FOR INCOME TAXES                 3,392             2,910
                                         -------           -------

NET INCOME                               $ 5,247           $ 4,342
                                         =======           =======

NET INCOME PER COMMON SHARE              $  0.28           $  0.22
                                         =======           =======

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               18,947            19,834
                                         =======           =======


    The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Amounts In Thousands, Except Per-Share Information)


                                             Six Months Ended
                                                 June 30
                                        --------------------------
                                                (Unaudited)
                                          1997              1996
                                        --------          --------
SALES REVENUE                           $139,236          $123,295
                                        --------          --------
COSTS AND EXPENSES:
    Cost of goods sold                    25,465            21,949
    Volume incentives                     64,723            56,646
    Selling, general and administrative   34,671            32,295
                                        --------          --------

                                         124,859           110,890
                                        --------          --------

OPERATING INCOME                          14,377            12,405
                                        --------          --------

OTHER INCOME (EXPENSE):
    Interest and other income              1,026             1,057
    Interest expense                        (22)              (38)
    Foreign exchange loss                  (118)             (369)
    Minority interest                        147             (223)
                                        --------          --------

                                           1,033               427
                                        --------          --------

INCOME BEFORE INCOME TAXES                15,410            12,832

PROVISION FOR INCOME TAXES                 6,154             5,214
                                        --------          --------

NET INCOME                              $  9,256          $  7,618
                                        ========          ========

NET INCOME PER COMMON SHARE             $   0.48         $    0.39
                                        ========          ========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               19,152            19,661
                                        ========          ========



    The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      Increase in Cash and Cash Equivalents
                             (Amounts In Thousands)


                                                   Six Months Ended
                                                       June 30
                                                -----------------------
                                                      (Unaudited)
                                                  1997           1996
                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from sales revenue            $136,164       $121,832
    Cash paid as volume incentives               (62,791)       (53,898)
    Cash paid to suppliers and employees         (52,147)       (53,081)
    Interest paid                                    (23)           (38)
    Interest received                              1,062          1,123
    Income taxes paid                             (5,121)        (4,827)
                                                --------       --------

       Net Cash Provided by Operating Activities  17,144         11,111
                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                          (1,859)        (4,067)
    Sale of long-term investments, net                66             73
    Payments received on long-term receivables       104            110
    Payments received on related party receivables     2            201
    Purchase of other assets                        (392)          (156)
    Minority interest elimination                     76             --
                                                --------       --------

       Net Cash Used in Investing Activities      (2,003)        (3,839)
                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of cash dividends                     (1,252)        (1,242)
    Purchase of treasury stock                   (14,447)            --
    Proceeds from short-term debt                    108            433
    Proceeds from exercise of stock options        1,148          1,915
    Tax benefit from exercise of stock options       415             --
    Issuance of treasury stock                         9              6
                                                --------       --------

       Net Cash (Used in)/ Provided By
        Financing Activities                     (14,019)         1,112
                                                --------       --------

EFFECT OF EXCHANGE RATES ON CASH                    (140)          (203)
                                                --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                       982          8,181

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            27,879         14,172
                                                --------       --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 28,861        $ 22,353
                                                ========        ========



      The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of cash flows.

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED) Reconciliation of Net Income to Net Cash Provided by Operating Activities
                              (Amounts In Thousands)


                                                         Six Months Ended
                                                             June 30
                                                        ------------------
                                                           (Unaudited)
                                                         1997       1996
                                                        -------    -------

NET INCOME                                              $ 9,256    $ 7,618
                                                        -------    -------

    Bad debt expense                                         97         36
    Depreciation and amortization                         2,243      1,729
    Increase in accounts receivable                      (3,015)    (1,065)
    Decrease (increase) in inventories                    3,835       (718)
    Decrease (increase) in prepaid
      expenses & other assets                                17     (2,357)
    Increase in income taxes payable                        985        331
    Increase in accrued liabilities
      and volume incentives                               2,762      5,698
    Increase (decrease) in accounts payable               1,061       (491)
    Increase in deferred income taxes                        46         57
    Cumulative translation adjustments                     (143)       273
                                                        -------    -------

      Total Adjustments                                   7,888      3,493
                                                        -------    -------

      Net Cash Provided by Operating Activities         $17,144    $11,111
                                                        =======    =======



       The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of cash flows.

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (Amounts In Thousands, Except Per-Share Information)

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

    These consolidated condensed financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the interim periods presented. All of the adjustments which have been made in these consolidated condensed financial statements are of a normal recurring nature.

    It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

(2) INVENTORIES

    Inventories consist of:

                                    (Unaudited)
                                      June 30         December 31
                                       1997               1996
                                    -----------       -----------
    Raw materials                     $ 6,484           $ 7,554
    Work in process                     1,048             1,146
    Finished goods                     13,093            15,759
                                      -------           -------

                                      $20,625           $24,459
                                      =======           =======


                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


(3)  EARNINGS PER SHARE

    Outstanding stock options are considered common stock equivalents and are included in the computation of primary earnings per share for the three- and six-month periods ended June 30, 1997 and 1996.

     As of June 30, 1997, the Company had a total of 2,419,609 options outstanding. The options were all granted at market prices, with a weighted average exercise price of $13.06.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 effective for years beginning after December 15, 1996. This statement, which is expected to increase earnings per share when implemented, is not expected to have a material effect on the Company's consolidated financial statements.

(4)  QUARTERLY CASH DIVIDENDS

    The Company has declared 36 consecutive quarterly cash dividends. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared August 1, 1997, to shareholders of record on August 12, 1997, payable August 19, 1997.

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

                         (Dollar Amounts in Thousands)
                                  (Unaudited)

           (i)                                                      (ii)
     Income and Expense                                  Three Months Ended June 30
Items as a Percent of Sales                              --------------------------
---------------------------                                     1997 to 1996
     Three Months Ended                                  --------------------------
          June 30                                        Amount of         Percent
---------------------------   Income and                 Increase/            of
  1997                1996    Expense Items              (Decrease)         Change
--------            -------   ----------------           ----------       ---------
 100.00%            100.00%   Sales revenue                $8,229            13.02%
 ------             ------                                 ------         --------

  18.77              18.30    Cost of sales                 1,840            15.91
  46.66              45.51    Volume incentives             4,569            15.89
  23.41              24.60    SG&A expenses                 1,178             7.58
 ------             ------                                 ------         --------

  88.84              88.41                                  7,587            13.58
 ------             ------                                 ------         --------

  11.16              11.59    Operating income                642             8.76
 ------             ------                                 ------         --------

   0.78               0.50    Interest and other income       246            78.68
  (0.02)             (0.01)   Interest expense                 (5)          (83.58)
   0.07              (0.26)   Foreign exchange gain (loss)    210           129.70
   0.11              (0.34)   Minority interest               294           134.66
 ------             ------                                 ------         --------

   0.94              (0.11)                                   745         1,020.42
 ------             ------                                 ------         --------
  12.10              11.48    Income before income taxes    1,387            19.12

   4.75               4.61    Provision for income taxes      482            16.58
 ------             ------                                 ------         --------

   7.35%              6.87%   Net income                   $  905            20.83%
 ======             ======                                 ======         ========


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

SUMMARY

The following table identifies (i) the relationship that net income items disclosed in the consolidated condensed financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.

                        (Dollar Amounts in Thousands)
                                 (Unaudited)

           (i)                                                      (ii)
     Income and Expense                                   Six Months Ended June 30
Items as a Percent of Sales                              --------------------------
---------------------------                                     1997 to 1996
     Six Months Ended                                    --------------------------
          June 30                                        Amount of         Percent
---------------------------   Income and                 Increase/            of
  1997                1996    Expense Items              (Decrease)         Change
--------            -------   ----------------           ----------       ---------
 100.00%            100.00%   Sales revenue               $15,941            12.93%
 ------             ------                                 ------         --------

  18.29              17.80    Cost of sales                 3,516            16.02
  46.48              45.95    Volume incentives             8,077            14.26
  24.90              26.19    SG&A expenses                 2,376             7.36
 ------             ------                                 ------         --------

  89.67              89.94                                 13,969            12.60
 ------             ------                                 ------         --------

  10.33              10.06    Operating income              1,972            15.90
 ------             ------                                 ------         --------

   0.74               0.86    Interest and other income       (31)           (2.93)
  (0.02)             (0.03)   Interest expense                 16            42.11
  (0.08)             (0.30)   Foreign exchange gain (loss)    251            68.02
   0.10              (0.18)   Minority interest               370           165.92
 ------             ------                                 ------         --------

   0.74               0.35                                    606           141.92
 ------             ------                                 ------         --------

  11.07              10.41    Income before income taxes    2,578            20.09

   4.42               4.23    Provision for income taxes      940            18.03
 ------             ------                                 ------         --------

   6.65%              6.18%   Net income                  $ 1,638            21.50%
 ======             ======                                 ======         ========


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SALES REVENUE:

    The Company reported record consolidated sales for the three and six months ended June 30, 1997. Sales revenue for the three and six months ended June 30, 1997, was $71 million and $139 million compared to $63 million and $123 million in the same period the prior year, an increase of 13 percent compared to both corresponding periods of 1996, respectively.

    Management believes the increase in sales for the three- and six-month periods is attributable to the expansion of the Company's independent sales force, a continued increase of consumer awareness and interest in natural health and nutritional products and incentives the Company offers its independent sales force. In addition, the Company's sales revenue growth has been enhanced by its international expansion. The Company's international operations reported sales revenue of $50 million for the six months ended June 30, 1997, an increase of 17 percent compared to the same period in 1996.

    The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers was 14,975 at June 30, 1997, and 11,694 at December 31, 1996. The number of Distributors as of June 30, 1997, was approximately 572,000 compared to 522,000 at December 31, 1996.

COST OF GOODS SOLD:

    The Company experienced an increase in cost of goods sold of .47 percent and .49 percent, as a percent of sales, for the three and six months ended June 30, 1997, respectively, compared to the same periods last year. The increase in cost of goods sold, as a percentage of sales, was primarily related to certain of the Company's international operations. Management expects cost of goods sold to decrease slightly as a percent of sales during the rest of 1997.

VOLUME INCENTIVES:

    The dollar increase in volume incentives, as a percent of sales, for the three and six months ended June 30, 1997, is directly related to the increase in sales revenue. Volume incentives are an integral part of the Company's direct sales marketing program and are payments to independent sales force members for reaching certain levels of sales performance and organizational development. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. Volume incentives increased slightly, as a percent of sales, for the three and six months ended June 30, 1997, compared to the same period last year. The increase is related to certain of the Company's international operations.

    Management expects volume incentives to decrease slightly, as a percent of sales, during the rest of 1997. The decrease is anticipated as the result of increasing sales from certain of the Company's international operations, which have comparatively lower volume incentive payments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

    The Company experienced a decrease in selling, general and administrative expenses (SG&A) of 1.19 percent and 1.29 percent, as a percent of sales, during the three and six month periods ended June 30, 1997, respectively, compared to the corresponding periods of 1996.

    The decrease in SG&A expenses, as a percent of sales, resulted from efficiencies due to the increase in sales revenue and increased budgetary controls and efforts to reduce dollar increases in SG&A. Management expects SG&A to decrease slightly, as a percent of sales, during the rest of 1997.

SUBSIDIARY OPERATIONS:

    Segment information for the six months ended June 30, 1997, compared to the previous year are as follows:

SALES REVENUE


SALES REVENUE                          (Dollars in Thousands)
                                            (Unaudited)
                                       1997              1996
                                     --------          --------
   DOMESTIC SALES REVENUE            $ 89,474          $ 80,777
                                     --------          --------
   INTERNATIONAL SALES REVENUE:
       Americas                        41,995            33,308
       Asia Pacific                     5,633             6,716
       Other                            2,134             2,494
                                     --------          --------
   TOTAL INTERNATIONAL                 49,762            42,518
                                     --------          --------
   TOTAL SALES REVENUE               $139,236          $123,295
                                     ========          ========


OPERATING INCOME                       (Dollars in Thousands)
                                            (Unaudited)
                                       1997              1996
                                     --------          --------
   DOMESTIC OPERATING INCOME         $ 11,114          $  7,814
                                     --------          --------

   INTERNATIONAL OPERATING INCOME:
       Americas                         3,171             4,477
       Asia Pacific                     (171)                 7
       Other                              263               107
                                     --------          --------
   TOTAL INTERNATIONAL                  3,263             4,591
                                     --------          --------
    TOTAL OPERATING INCOME           $ 14,377          $ 12,405
                                     ========          ========

                                       (Dollars in Thousands)
                                            (Unaudited)
                                     June 30          December 31
ASSETS                                 1997              1996
                                     --------         ----------

    DOMESTIC ASSETS                  $ 54,202          $ 58,674
                                     --------          --------

    INTERNATIONAL ASSETS:
       Americas                        32,458            28,764
       Asia Pacific                     4,443             3,767
       Other                              704               791
                                     --------          --------
    TOTAL INTERNATIONAL                37,605            33,322
                                     --------          --------
    TOTAL ASSETS                     $ 91,807          $ 91,996
                                     ========          ========


BALANCE SHEET

ACCOUNTS RECEIVABLE

    Accounts receivable increased approximately $3 million during the six months ended June 30, 1997. The increase in receivables is related to the Company's growing international operations.

INVENTORIES

    Inventories decreased approximately $4 million during the six months ended June 30, 1997. The decrease results from a concerted effort to reduce excess safety stocks and improve inventory management.

ACCRUED VOLUME INCENTIVES

    Accrued volume incentives increased approximately $2 million during the first six months of the year as a direct result of increased sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased approximately $1 million for the six months ended June 30, 1997. The increase in cash is primarily the result of the increased sales and income as well as increases in current liabilities.

    Management believes the Company's stock is an attractive investment and pursuant to its recently announced 500,000 share stock buyback program, may utilize some of its available cash to purchase stock as market conditions warrant. During the first six months of 1997, the Company acquired $14 million, or approximately 878,000 shares, of treasury stock as part of the previous buyback programs.

    The Company is in the process of establishing a new international subsidiary. Management expects that this new operation may require initial capitalization of approximately $1.2 million during the next nine to fifteen months.

    The Company is expanding its domestic manufacturing and inventory facilities. Management expects the cost of these projects to be in the range of $6.5 million to $7.5 million. The Company may consider long-term financing for these projects.

    The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that any liability as a result of these matters should not have a material effect upon the Company's results of operations or financial position.

    On August 4, 1997, the United Parcel Service (UPS) truck drivers went out on strike. The Company's domestic distributor orders are delivered by UPS. The impact, to the Company, of the UPS strike is currently not determinable. Management is proceeding with alternate plans, which may have an impact on both cost and delivery times.

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

                                  NATURE'S SUNSHINE PRODUCTS, INC.


Date:  August 7, 1997             /s/ Kristine F. Hughes
                                  -----------------------------------------
                                  Kristine F. Hughes, President &
                                  Chief Executive Officer


Date:  August 7, 1997             /s/ Douglas Faggioli
                                  -----------------------------------------
                                  Douglas Faggioli, Chief Financial Officer