Form 10-Q
period 1997-10-30
NATURES SUNSHINE PRODUCTS INC
filed 1997-11-05
CIK 275053

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1997

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    --------------

                            Commission File #0-8707


                        NATURE'S SUNSHINE PRODUCTS, INC.
                ------------------------------------------------
                           (Exact Name of Registrant)

           UTAH                                       87-0327982
  ----------------------                -------------------------------------
 (State of Incorporation)              (I.R.S. Employer Identification Number)

                               75 East 1700 South
                               Provo, Utah  84606
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

      The number of shares of common stock, without par value, outstanding as of October 31, 1997, was 18,694,698.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Amounts In Thousands)

                                     (Unaudited)
                                     September 30     December 31
                                         1997            1996
                                     ------------     -----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents           $26,973        $27,879
    Accounts receivable, net              9,305          6,698
    Inventories                          21,473         24,459
    Prepaid expenses and other            9,704          8,014
                                        -------        -------

         Total Current Assets            67,455         67,050

PROPERTY, PLANT AND
    EQUIPMENT, net                       20,947         20,197

LONG-TERM INVESTMENTS                     2,963          2,048

OTHER ASSETS                              2,746          2,701
                                        -------        -------

                                        $94,111        $91,996
                                        -------        -------
                                        -------        -------

              The accompanying notes to the financial statements are an
            integral part of these consolidated condensed balance sheets.

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                            (Amounts In Thousands)

                                           (Unaudited)
                                           September 30   December 31
                                                1997          1996
                                           ------------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                            $  2,742       $ 2,788
  Accounts payable                              4,833         4,225
  Accrued volume incentives                    10,665         8,729
  Accrued liabilities                           9,899         9,992
  Income taxes payable                          2,787         1,756
                                             --------       -------
          Total Current Liabilities            30,926        27,490
                                             --------       -------
DEFERRED INCOME TAXES                           1,381         1,343
                                             --------       -------
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 20,000 shares
    authorized; 19,446 shares issued           37,838        39,406
  Retained earnings                            46,343        33,549
  Treasury stock, at cost, 1,022 and 344
    shares at September 30, 1997 and
    December 31, 1996, respectively           (17,625)       (5,868)
  Receivables due from related parties            (80)          (84)
  Cumulative translation adjustments           (4,672)       (3,840)
                                             --------       -------
          Total Shareholders' Equity           61,804        63,163
                                             --------       -------
                                             $ 94,111       $91,996
                                             --------       -------
                                             --------       -------

          The accompanying notes to the financial statements are an integral part of these consolidated condensed balance sheets.

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Amounts In Thousands, Except Per-Share Information)

                                                   (Unaudited)
                                                Three Months Ended
                                                  September 30
                                               --------------------
                                                1997         1996
                                               -------      -------

SALES REVENUE                                  $71,589      $63,031
                                               -------      -------
COSTS AND EXPENSES:
  Cost of goods sold                            12,756       11,201
  Volume incentives                             33,424       28,976
  Selling, general and administrative           17,272       16,009
                                               -------      -------

                                                63,452       56,186
                                               -------      -------
OPERATING INCOME                                 8,137        6,845
                                               -------      -------
OTHER INCOME (EXPENSE):
  Interest and other income                        814          504
  Interest expense                                (119)         (14)
  Foreign exchange loss, net                      (130)         (42)
  Minority interest                                118         (129)
                                               -------      -------
                                                   683          319
                                               -------      -------
INCOME BEFORE INCOME TAXES                       8,820        7,164

PROVISION FOR INCOME TAXES                       3,414        2,626
                                               -------      -------
NET INCOME                                     $ 5,406      $ 4,538
                                               -------      -------
                                               -------      -------
NET INCOME PER COMMON SHARE                    $  0.29      $  0.23
                                               -------      -------
                                               -------      -------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     18,850       19,749
                                               -------      -------
                                               -------      -------

     The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Amounts In Thousands, Except Per-Share Information)

                                                  (Unaudited)
                                               Nine Months Ended
                                                 September 30
                                            -----------------------
                                              1997           1996
                                            --------       --------

SALES REVENUE                               $210,825       $186,325
                                            --------       --------
COSTS AND EXPENSES:
  Cost of goods sold                          38,222         33,150
  Volume incentives                           98,146         85,623
  Selling, general and administrative         51,943         48,303
                                            --------       --------
                                             188,311        167,076
                                            --------       --------
OPERATING INCOME                              22,514         19,249
                                            --------       --------
OTHER INCOME (EXPENSE):
  Interest and other income                    1,840          1,561
  Interest expense                              (141)           (51)
  Foreign exchange loss, net                    (248)          (410)
  Minority interest                              265           (352)
                                            --------       --------
                                               1,716            748
                                            --------       --------
INCOME BEFORE INCOME TAXES                    24,230         19,997

PROVISION FOR INCOME TAXES                     9,567          7,841
                                            --------       --------
NET INCOME                                  $ 14,663       $ 12,156
                                            --------       --------
                                            --------       --------
NET INCOME PER COMMON SHARE                 $   0.77       $   0.62
                                            --------       --------
                                            --------       --------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   19,051         19,681
                                            --------       --------
                                            --------       --------

   The accompanying notes to the financial statements are an integral part of these consolidated condensed statements of income.

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollar Amounts In Thousands)

                                                               (Unaudited)
                                                            Nine Months Ended
                                                               September 30
                                                           -------------------
                                                             1997       1996
                                                           --------   --------
Increase (Decrease) in Cash and Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales revenue                         $207,933   $184,014
  Cash paid as volume incentives                            (96,211)   (83,442)
  Cash paid to suppliers and employees                      (85,518)   (83,067)
  Interest paid                                                (141)       (51)
  Interest received                                           1,876      1,632
  Income taxes paid                                          (8,498)    (7,299)
                                                           --------   --------
      Net Cash Provided by Operating Activities              19,441     11,787
                                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (3,709)    (8,607)
  Purchase of other assets                                     (646)      (135)
  Payments received on long-term receivables                    341        172
  Short-term related party receivables, net                       4        246
  Minority interest elimination                                 156        ---
  (Purchase)/Sale of long-term investments                     (915)       291
                                                           --------   --------
      Net Cash Used in Investing Activities                  (4,769)    (8,033)
                                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Tax benefit from exercise of stock options                  1,436      4,606
  Proceeds from exercise of stock options                     4,395      3,215
  Payment of cash dividends                                  (1,868)    (1,872)
  Purchase of treasury stock                                (19,186)    (1,689)
  (Payments of)/Proceeds from short-term debt, net              (46)       531
  Issuance of treasury stock                                     30         35
                                                           --------   --------
      Net Cash Provided by (Used in) Financing Activities   (15,239)     4,826
                                                           --------   --------
EFFECT OF EXCHANGE RATES ON CASH                               (339)      (159)
                                                           --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  (906)     8,421

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                        27,879     14,172
                                                           --------   --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                            $ 26,973   $ 22,593
                                                           --------   --------
                                                           --------   --------

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

                                                             (Unaudited)
                                                          Nine Months Ended
                                                             September 30
                                                         --------------------
                                                           1997         1997
                                                         -------      -------

NET INCOME                                               $14,663      $12,156
                                                         -------      -------

  Depreciation and amortization                            3,363        2,512
  Bad debt expense                                            65           78
  Increase in accounts receivable, net                    (2,673)      (1,908)
  Decrease (increase) in inventories                       2,986       (1,710)
  Increase in prepaid expenses and other                  (1,990)      (5,553)
  Increase in income taxes payable                         1,031          485
  Increase in accrued liabilities and volume incentives    1,843        5,943
  Increase (decrease) in accounts payable                    608         (617)
  Increase in deferred income taxes                           37           57
  Cumulative translation adjustments                        (492)         344
                                                         -------      -------

     Total Adjustments                                     4,778         (369)
                                                         -------      -------

        Net Cash Provided by Operating Activities        $19,441      $11,787
                                                         -------      -------
                                                         -------      -------










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

    These consolidated, condensed financial statements reflect all adjustments, which in the opinion of management, are necessary to a fair statement of financial position as of September 30, 1997, and the results of operations for the interim periods presented. All of the adjustments which have been made in these consolidated, condensed financial statements are of a normal recurring nature. It is suggested that these consolidated, condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

(2) INVENTORIES

    Inventories consist of:                   (Dollars in Thousands)
                                            (Unaudited)
                                            September 30  December 31
                                                1997         1996
                                            ------------  -----------
    Raw materials                              $ 7,190     $  7,554
    Work in process                              1,043        1,146
    Finished goods                              13,240       15,759
                                               -------      -------
                                               $21,473      $24,459
                                               -------      -------
                                               -------      -------

(3) EARNINGS PER SHARE

    Outstanding stock options are considered common stock equivalents and are included in the computation of primary earnings per share for the three and nine month periods ended September 30, 1997 and 1996.

    As of September 30, 1997, the Company had a total of 1,686,863 options outstanding. The options were all granted at market prices, with a weighted average exercise price of $11.34.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 effective for years beginning after December 15, 1996. This statement, which is expected to increase earnings per share when implemented, is not expected to have a material effect on the Company's consolidated financial statements.

(4) QUARTERLY CASH DIVIDENDS

    The Company has declared 37 consecutive quarterly cash dividends. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on November 3, 1997, to shareholders of record on November 17, payable November 25, 1997.

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


                                     (Dollar Amounts in Thousands)
                                              (Unaudited)

               (i)
        Income and Expense                                                     (ii)
    Items as a Percent of Sales                                   Three Months Ended September 30
    ---------------------------                                            1997 to 1996
        Three Months Ended                                        -------------------------------
            September 30                                            Amount of           Percent
    ---------------------------    Income and                       Increase/             of
        1997          1996         Expense Items                   (Decrease)           Change
      -------        -------       -------------                   ----------          --------
      100.00%        100.00%       Sales revenue                     $8,558              13.58%
      ------         ------                                          ------            -------

       17.82          17.77        Cost of sales                      1,555              13.89
       46.69          45.97        Volume incentives                  4,448              15.35
       24.12          25.40        SG&A expenses                      1,263               7.89
      ------         ------                                          ------            -------

       88.63          89.14                                           7,266              12.93
      ------         ------                                          ------            -------

       11.37          10.86        Operating income                   1,292              18.87
      ------         ------                                          ------            -------

        1.14           0.80        Interest and other income            310              61.47
       (0.17)         (0.02)       Interest expense                    (105)           (747.46)
       (0.18)         (0.07)       Foreign exchange gain (loss)         (88)           (210.14)
        0.16          (0.20)       Minority interest                    247             191.11
      ------         ------                                          ------            -------

        0.95           0.51                                             364             114.25
      ------         ------                                          ------            -------

       12.32          11.37        Income before income taxes         1,656              23.12
        4.77           4.17        Provision for income taxes           788              30.00
      ------         ------                                          ------            -------

        7.55%          7.20%       Net income                        $  868              19.13%
      ------         ------                                          ------            -------
      ------         ------                                          ------            -------

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

                                     (Dollar Amounts in Thousands)
                                              (Unaudited)

               (i)
        Income and Expense                                                     (ii)
    Items as a Percent of Sales                                   Nine Months Ended September 30
    ---------------------------                                            1997 to 1996
         Nine Months Ended                                        ------------------------------
            September 30                                            Amount of           Percent
    ---------------------------    Income and                       Increase/             of
        1997          1996         Expense Items                   (Decrease)           Change
      -------        -------       -------------                   ----------          --------
      100.00%        100.00%       Sales revenue                     $24,500             13.15%
      ------         ------                                          -------           -------

       18.13          17.79        Cost of sales                       5,072             15.30
       46.55          45.96        Volume incentives                  12,523             14.63
       24.64          25.92        SG&A expenses                       3,640              7.54
      ------         ------                                          -------           -------

       89.32          89.67                                           21,235             12.71
      ------         ------                                          -------           -------

       10.68          10.33        Operating income                    3,265             16.96
      ------         ------                                          -------           -------

        0.87           0.84        Interest and other income             279             17.87
       (0.07)         (0.03)       Interest expense                      (90)          (176.47)
       (0.12)         (0.22)       Foreign exchange gain (loss)          162             39.51
        0.13          (0.19)       Minority interest                     617            175.28
      ------         ------                                          -------           -------

        0.81           0.40                                              968            129.41
      ------         ------                                          -------           -------

       11.49          10.73        Income before income taxes          4,233             21.17

        4.53           4.21        Provision for income taxes          1,726             22.01
      ------         ------                                          -------           -------

        6.96%          6.52%       Net income                        $ 2,507             20.62%
      ------         ------                                          -------           -------
      ------         ------                                          -------           -------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SALES REVENUE:

     Consolidated sales revenue for the three and nine months ended September 30, 1997, was $71.6 million and $210.8 million compared to $63.0 million and $186.3 million, an increase of 14 percent and 13 percent compared to corresponding periods of 1996, respectively.

     Management believes the increase in sales for the three- and nine-month periods is attributable to the growth of the Company's independent sales force, increased consumer awareness and interest in natural health and nutritional products and incentives the Company offers its independent sales force. Domestic sales revenue was $133.8 million for the nine months ended September 30, 1997, an increase of 11 percent compared to the same period in 1996. The Company's sales revenue growth has been enhanced through international expansion. The Company's international operations reported sales revenue of $77.0 million for the nine months ended September 30, 1997, an increase of 17 percent compared to the same period in 1996.

     The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers increased to 14,417 at September 30, 1997, compared to 11,694 at December 31, 1996, an increase of 23 percent. The number of Distributors increased to 624,000 at September 30, 1997, compared to 522,000 at December 31, 1996, an increase of 19 percent.

COST OF GOODS SOLD:

     The Company experienced a slight increase in cost of goods sold, as a percentage of sales, for the three and nine months ended September 30, 1997, compared to the same periods last year. The increase in cost of goods sold, as a percentage of sales, was primarily related to certain of the Company's international operations. Management expects cost of goods sold to remain relatively constant as percent of sales during the rest of 1997.

VOLUME INCENTIVES:

     The dollar increase in volume incentives, as a percent of sales, for the three and nine months ended September 30, 1997, is directly related to the increase in sales revenue. Volume incentives are an integral part of the Company's direct sales marketing program and are payments to independent sales force members for reaching certain levels of sales performance and organizational development. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. Volume incentives increased slightly, as a percent of sales, for the three and nine months ended September 30, 1997, compared to the same periods last year. The increase is related to certain of the Company's international operations. Management expects volume incentives to remain relatively constant, as a percent of sales, during the rest of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

     The Company experienced a decrease in selling, general and administrative expenses (SG&A) of 1.3 percent, as a percent of sales, during the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods of 1996.

     The decrease in SG&A expenses, as a percentage of sales, resulted from the increase in sales revenue and focused management efforts to reduce dollar increases in SG&A. Management expects SG&A to decrease slightly, as a percentage of sales, during the rest of 1997.



SUBSIDIARY OPERATIONS:

     Segment information for the nine months ended September 30, 1997, compared to the previous year are as follows:

                                                     (Dollars in Thousands)
SALES REVENUE                                              (Unaudited)
                                                      1997            1996
                                                    --------         --------

     DOMESTIC SALES REVENUE                         $133,805         $120,368
                                                    --------         --------

     INTERNATIONAL SALES REVENUE:
          Americas                                    65,183           52,230
          Asia Pacific                                 8,643           10,173*
          Other                                        3,194            3,554
                                                    --------         --------
     TOTAL INTERNATIONAL                              77,020           65,957
                                                    --------         --------
     TOTAL SALES REVENUE                            $210,825         $186,325
                                                    --------         --------
                                                    --------         --------

*Includes sales revenue of approximately $1.5 million from a subsidiary which was sold in 1996.

                                                     (Dollars in Thousands)
OPERATING INCOME                                           (Unaudited)
                                                      1997             1996
                                                    --------         --------

     DOMESTIC OPERATING INCOME                       $17,947          $12,669
                                                    --------         --------

     INTERNATIONAL OPERATING INCOME:
          Americas                                     4,693            6,521
          Asia Pacific                                  (578)             (13)
          Other                                          452               72
                                                    --------         --------
     TOTAL INTERNATIONAL                               4,567            6,580
                                                    --------         --------
     TOTAL OPERATING INCOME                          $22,514          $19,249
                                                    --------         --------
                                                    --------         --------

                                                      (Dollars in Thousands)

                                                   (Unaudited)
ASSETS                                             September 30     December 31
                                                      1997             1996
                                                   ------------     -----------

     DOMESTIC ASSETS                                 $54,820          $58,674
                                                     -------          -------

     INTERNATIONAL ASSETS:
          Americas                                    32,841           28,764
          Asia Pacific                                 5,774            3,767
          Other                                          676              791
                                                     -------          -------
     TOTAL INTERNATIONAL                              39,291           33,322
                                                     -------          -------
     TOTAL ASSETS                                    $94,111          $91,996
                                                     -------          -------
                                                     -------          -------

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased approximately $900,000 for the nine months ended September 30, 1997. The decrease in cash and cash equivalents is primarily the result of the Company's ongoing stock buyback program.

     The Company recently announced a new stock buyback program, which authorized the purchase of 500,000 shares. During the three months ended September 30, 1997, the Company acquired 196,000 shares under the new program. The Company has acquired 1,108,500 shares, or approximately $19.2 million of treasury stock, during the first nine months of 1997. Management believes the Company's stock is an attractive investment and, from time to time, may utilize a portion of its available cash to purchase Company stock in the open market should market conditions warrant.

     The Company acquired approximately $3.7 million in machinery, equipment and building improvements during the first nine months of 1997 to improve its manufacturing and administrative capabilities. Approximately $1.9 million was used for the payment of dividends during the first nine months.

     The Company has established a new international subsidiary in South Korea. Management believes that this new operation may require additional funding of $.5 million to $1.0 million.

     The Company is expanding its domestic manufacturing and inventory facilities. Management expects the cost of these projects to be in the range of $6.0 million to $7.0 million. The Company may consider long-term financing for these projects.

     From time to time, the Company is subject to various lawsuits or changes in governmental regulations which are incidental to the Company's business and/or the markets in which it operates. Management, after consultation with its legal counsel, believes that any liability as a result of these matters should not have a material effect upon the Company's results of operations or financial position.

     Management believes that future working capital requirements can be satisfied by cash, which is generated by the Company's operating activities. Management expects cash and investments to increase during 1997, as the result of operations. However, cash and investments may be reduced in the event the Company funds the capital projects mentioned above from working capital.

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

                        NATURE'S SUNSHINE PRODUCTS, INC.


October 31, 1997       /s/ Daniel P. Howells
                       --------------------------------------------------------
                       Daniel P. Howells, President and Chief Executive Officer


October 31, 1997       /s/ Douglas Faggioli
                       --------------------------------------------------------
                       Douglas Faggioli, Chief Financial Officer