Form 10-K405
period 1997-12-31
NATURES SUNSHINE PRODUCTS INC
filed 1998-03-30
CIK 275053

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the Fiscal Year Ended      December 31, 1997
                          -----------------------------------------------------

                                          OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No fee required]

For the transition period from         N/A         to         N/A
                               ------------------------------------------------

Commission File Number                 0-8707
                       --------------------------------------------------------

                         NATURE'S SUNSHINE PRODUCTS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 UTAH                                     87-0327982
     -------------------------------                  -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     75 EAST 1700 SOUTH, PROVO, UTAH                        84606
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:    (801) 342-4370
                                                    --------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered
            NONE                                 NONE

        Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, without par value
                               (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
            ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 20, 1998 was approximately $403,851,605.

     The number of shares of Common Stock, without par value, outstanding on March 20, 1998 was 18,567,814 shares.

Documents Incorporated by Reference:

     Proxy Statement for May 11, 1998 Annual Meeting of Shareholders (Part III of this Report).

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

     The Company markets its products directly in the United States and through the Company's 17 subsidiaries: Brazil, Colombia, Mexico, Japan, Canada, Venezuela, South Korea, the United Kingdom, El Salvador, Guatemala, Costa Rica, Peru, Panama, Argentina, Ecuador, Honduras and Nicaragua. The Company also exports its products to several other countries, including Australia, Malaysia, New Zealand and Norway.

     Although a significant portion of the Company's operations is conducted in the United States, operations in certain geographical areas outside the United States are conducted through the Company's 17 subsidiaries. The Company's subsidiaries are incorporated in Canada, Mexico, Colombia, South Korea, Brazil, Japan, Venezuela, Costa Rica, Panama, Guatemala, El Salvador, Peru, Argentina, Honduras, the United Kingdom, Ecuador and Nicaragua. All of the above subsidiaries are wholly-owned except for Japan which is majority-owned.

     FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company is principally engaged in one line of business, namely, the sale of nutritional and personal care products. Information for each of the Company's last three fiscal years, with respect to the amounts of revenue from sales to unaffiliated customers, operating profit and identifiable assets of this segment, is set forth under Item 8 of this Report and such information is incorporated by this reference and made a part hereof.

     NARRATIVE DESCRIPTION OF BUSINESS

     The principal business of the Company and its predecessors has been the manufacture and sale of nutritional and personal care products since 1972. The Company's nutritional products include herbal products, vitamins, mineral supplements and homeopathic products. Personal care products include natural skin, hair and beauty care products. Additional information with respect to the Company's business is set forth below:

     PRODUCTS AND MANUFACTURING

     The Company is engaged in the manufacture and distribution of nutritional and personal care products which are primarily sold to independent distributors who resell the Company's products directly to consumers, other distributors, or use the products themselves. The Company purchases herbs and other raw materials in bulk, and after quality control testing, encapsulates, tabulates or concentrates them and then packages them for shipment. Most of the Company's
products  are  manufactured at its facility  in  Spanish Fork, Utah.   Certain
of  the Company's personal care and
homeopathic products are manufactured for the Company, in accordance with its specifications and standards, by contract manufacturers. The Company has implemented stringent quality control procedures to verify that the contract manufacturers have complied with its specifications and standards.

     The Company distributes more than 500 products, including encapsulated and tableted herbal products, vitamins, homeopathics and personal care products. The Company's product lines are described below.

HERBAL PRODUCTS

     The Company manufactures a wide selection of herbal products which are sold in the form of capsules or tablets. These capsules or tablets contain herb powder or a combination of two or more herb powders. The Company also manufactures liquid herbs and extracts. Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base. Extracts are created by dissolving powdered herbs in liquid solvents that separate the key elements of the herbs from the fibrous plant material.

     The Company produces both single herbs and herb combinations in the form of liquid herbs and extracts. Sales of herbal products accounted for approximately 67 percent, 65 percent and 66 percent of the Company's total revenues in 1997, 1996 and 1995, respectively.

VITAMINS AND MINERAL SUPPLEMENTS

     The Company manufactures a wide variety of single vitamins, which are sold in the form of chewable or non-chewable tablets. The Company also manufactures several multiple vitamins, including a line of vitamins containing natural antioxidants. The Company manufactures a number of mineral supplements. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form.

     Combined sales of vitamins and mineral supplements were approximately 23 percent, 24 percent and 24 percent of the Company's total revenues in 1997, 1996 and 1995, respectively.

PERSONAL CARE PRODUCTS

     The Company manufactures or contracts with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser. Sales of personal care products accounted for approximately 3 percent, 2 percent and 3 percent, of the Company's total revenues in 1997, 1996 and 1995, respectively.

HOMEOPATHIC PRODUCTS

     The Company markets a line of more than 50 distinctive homeopathic products designed for the treatment of certain common ailments, including several items designed especially for various allergies and common childhood maladies.

     Sales of homeopathic products accounted for approximately 1 percent, 2 percent and 2 percent of the Company's total revenues in 1997, 1996 and 1995, respectively.

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

     The Company's domestic product sales are shipped directly from its manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from its regional warehouses located in Columbus, Ohio; Dallas, Texas and Atlanta, Georgia. Each subsidiary operation maintains inventory to supply its customers.

     Demand for the Company's products is created by approximately 660,000 active members (at December 31, 1997) of the Company's independent distributor sales force, which includes approximately 187,000 in the United States. A person who wishes to join the Company's independent sales force begins as a "Distributor". Any individual can become a Distributor only by applying to the Company under the sponsorship of someone who is already a member of the independent sales force. Each Distributor is required to renew his/her distributorship on a yearly basis. Approximately 30 to 35 percent choose to renew annually. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may be appointed to "Manager" status. Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. Managers numbered approximately 13,780 at December 31, 1997, including 6,880 Managers in the United States. Managers resell the products they purchase from the Company to the Distributors in their sales group, to consumers or use the products themselves. Many Distributors sell on a part-time basis to friends or associates or consume the Company's products themselves. Once a Distributor is appointed to the status of Manager, approximately 90 percent continue to maintain that status through recruiting additional Distributors and product purchases.

     Domestically, the Company generally sells its products on a cash or credit card basis. For certain of the Company's international operations, the Company uses independent distribution centers and offers credit terms consistent with industry standards, within each respective country.

     The Company pays its Managers sales commissions ("overrides") and volume discounts based upon the amount of personal product purchases as well as their sales group volume. Reference is made to Item 8 contained herein for the total commissions and discounts ("Volume Incentives") paid by the Company for the years ended December 31, 1995 through 1997. In addition, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, medical and dental insurance and travel.

     SOURCE AND AVAILABILITY OF RAW MATERIALS

     Raw materials used in the manufacture of the Company's products are available from a number of suppliers. To date, the Company has not experienced any major difficulty in obtaining adequate sources of supply. The Company attempts to assure the availability of many of its raw materials by contracting, in advance, for its annual requirements.
 In the past, the Company has found alternative sources of raw materials when needed. Although, there can be no assurances the Company will be successful in locating such sources in the future, the Company believes it will be able to do so.

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

     The Company is one of the world's largest distributors of encapsulated and tableted herbal products. The principal competitors in the encapsulated and tableted herbal products market include

Twinlab (New York), Rexall Sundown (Florida), Nature's Way (Utah), Sunrider (California), USANA, Inc. (Utah), Nutraceuticals (Utah) and NBTY, Inc. (New
York).

     The Company believes that the principal components of competition in the direct sales marketing of nutritional and personal care products are quality, price and brand name. In addition, the recruitment, training, financial and travel incentives for the independent sales force are important factors.

     RESEARCH AND DEVELOPMENT

     The Company conducts its research and development activities at its manufacturing facility located in Spanish Fork, Utah. Principal emphasis of the Company's research and development activities is the development of new products and improvement of existing products for domestic and foreign markets. The amount, excluding capital expenditures, spent during each of the last three years on Company-sponsored research and development activities was approximately $1,500,000, $1,400,000 and $1,100,000 in 1997, 1996 and 1995, respectively. The
Company has no third-party-sponsored research.

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

     REGULATION

     The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company's major product groups are subject to regulation by one or more governmental agencies, the most active of which is the Food and Drug Administration ("FDA"), which regulates the Company's products under the Federal Food, Drug and Cosmetic Act ("FDCA") and regulations promulgated thereunder. The FDCA defines the terms "food" and "dietary supplement" and sets forth various conditions or that constitute adulteration or misbranding of such articles. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA").

     FDA regulations relating specifically to foods for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic food labeling requirements and Good Manufacturing Practices ("GMPs") for foods. Detailed dietary supplement GMPs have been proposed; however, no regulations establishing such GMPs have been adopted. Additional regulations to implement the specific DSHEA requirements for dietary supplement labeling have also been proposed and final regulations are expected to be implemented over a period of time following final publication.

     The Company's products are also subject to regulation by the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of

Agriculture ("USDA") and the Environmental Protection Agency ("EPA"). The Company's activities are also regulated by various agencies of the states, localities and foreign countries to which the Company distributes its products and in which the Company's products are sold.

     The Company's distribution and sales program is, like that of other companies operating in interstate commerce, subject to the jurisdiction of the FTC and a number of other federal and state agencies. Various state agencies regulate multi-level distribution activities.

     The Company may be subject to additional laws or regulations administered by the FDA or other Federal, State or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial position.

     EMPLOYEES

     The approximate number of people employed by the Company as of December 31, 1997, was 994. The Company believes that its relations with its employees are satisfactory.

     INTERNATIONAL OPERATIONS

     The Company's direct sales of nutritional and personal care products are established internationally in Brazil, Colombia, Mexico, Japan, South Korea, Canada, Venezuela, the United Kingdom, El Salvador, Guatemala, Costa Rica, Peru, Panama, Argentina, Ecuador, Honduras and Nicaragua. The Company also exports its products to numerous other countries, including Australia, Malaysia, New Zealand and Norway. Information, for each of the last three years, with respect to the amounts of revenue, operating income, and identifiable assets attributable to domestic and international operations, is set forth in Note 10 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report, and such information is incorporated herein by reference and made a part hereof.

     The Company's international operations are conducted in a manner substantially the same as those conducted domestically; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences exist in the products and in the distribution and marketing programs.

     The Company's international operations are subject to many of the same risks faced by the Company's domestic operations. These include competition and the strength of the local economy. In addition, international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as the Company's international operations grow and expand.
The Company's operations in Venezuela, Japan, Colombia, Mexico and South
Korea have been affected by currency devaluations.

ITEM 2.   PROPERTIES

     The Company's corporate offices are located in two adjacent office buildings in Provo, Utah. The facilities are leased from an unaffiliated third party and consist of approximately 57,000 square feet. The lease agreement for the main building, comprising approximately 32,000 square feet was extended during 1997 for an additional 5-year term (of which 4 1/2 years remain at December 31, 1997) and grants the Company an option to purchase the premises at fair market value. The lease for the second building, approximately 25,000 square feet, expires in November of 2000.

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

     During 1997, the Company began a 129,000 square foot expansion of its manufacturing and warehouse facility in Spanish Fork, Utah. Approximately 60,000 square feet will be for a high bay warehouse with the remaining 69,000 square feet to be used by the Company for future expansion of its manufacturing area. This expansion will replace a 70,000 square foot building the Company currently leases on a month-to-month basis. The consolidation of warehousing space should increase operating efficiencies and allow the Company to meet the increased demand for its products. Management expects the total cost of the project to be approximately $6.0 million of which $2.7 million has already been incurred. Management expects to fund the remainder of the project out of working capital.

     In 1996, the Company purchased an office building and warehouse in Mexico, approximately 60,000 square feet, for approximately $2.4 million including improvements. These buildings were acquired to provide adequate facilities for the Company's administrative and warehousing needs.

     The Company also leases properties used primarily as distribution warehouses which are located in Columbus, Ohio; Dallas, Texas; Atlanta, Georgia; as well as Venezuela, Colombia, South Korea, Japan, Brazil, Canada, the United Kingdom, Costa Rica, Panama, Peru, El Salvador, Guatemala, Argentina, Ecuador, Honduras and Nicaragua. Management believes these facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs. During 1997, the Company spent approximately $2.0 million for all of its leased facilities.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System (symbol NATR). The information in the table below reflects the actual high and low sales prices of the Company's stock for 1997 and 1996, and has been restated to reflect the three-for-two stock split declared in February 1996.

--------------------------------------------------------------------------------
                         Market Prices                 Market Prices
--------------------------------------------------------------------------------
1997                HIGH      LOW       1996                HIGH      LOW
-------------------------------------------------------------------------------
First Quarter       18 3/4    14        First Quarter       32        19 1/2
Second Quarter      18 3/8    13 1/2    Second Quarter      30 1/2    22
Third Quarter       24        17 7/8    Third Quarter       26 1/2    16
Fourth Quarter      26 3/4    20 7/8    Fourth Quarter      24 3/4    16 3/4
-------------------------------------------------------------------------------


     There were approximately 1,489 shareholders of record as of March 2, 1998. During 1997 and 1996, the Company has paid quarterly cash dividends of 3 1/3 cents per common share. On February 18, 1998, the Company declared a cash dividend of 3 1/3 cents per common share to shareholders of record on March 2, 1998. On March 11, 1998, the Company paid approximately $600 related to this declared dividend. The Company expects to continue to pay equivalent cash dividends in the future.

ITEM 6.   SELECTED FINANCIAL DATA

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
DOLLAR AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE INFORMATION

--------------------------------------------------------------------------------
INCOME STATEMENT DATA
--------------------------------------------------------------------------------

                                          Selling,              Income
                  Cost of                General &              Before
        Sales      Goods     Volume   Administrative Operating  Income    Net
       Revenue     Sold    Incentives    Expenses     Income     Taxes   Income
--------------------------------------------------------------------------------
1997   $280,902   $51,608   $130,709      $67,580     $31,005   $33,203  $20,133
1996    249,046    44,886    114,419       63,252      26,489    27,869   16,848
1995    205,566    38,533     94,316       55,221      17,496    20,189   11,878
1994    160,901    30,839     74,163       41,691      14,208    14,511    8,448
1993    127,194    24,210     59,741       31,747      11,496    12,279    7,455
1992    101,044    18,478     46,433       27,644       8,489     9,885    5,919
1991     72,605    13,962     33,427       18,685       6,531     7,247    4,622
1990     60,069    12,353     27,660       15,089       4,967     5,810    3,600
1989     52,082    10,294     24,026       11,997       5,765     6,399    3,958
1988     44,516     8,721     20,580       10,465       4,750     5,119    3,317


BALANCE SHEET DATA
--------------------------------------------------------------------------------

                                     Property,
                                      Plant &
       Working  Current              Equipment,  Total   Long-Term Shareholders'
       Capital   Ratio  Inventories     Net      Assets     Debt      Equity
--------------------------------------------------------------------------------
1997   $38,571   2.40:1   $19,555     $23,711    $95,796   $  ---     $66,857
1996    39,560   2.44:1    24,459      20,197     91,966      ---      63,163
1995    24,433   2.07:1    23,127      13,088     65,247      ---      41,505
1994    18,798   2.06:1    17,278       9,919     52,458      ---      33,279
1993    14,223   2.16:1    11,171       9,672     41,534      ---      28,850
1992    11,125   2.19:1     9,367       8,917     33,987      ---      23,924
1991    10,242   2.35:1     6,523       7,500     27,420      ---      19,614
1990     9,570   2.89:1     4,836       6,885     22,004       11      16,543
1989     7,740   2.47:1     3,747       6,384     20,054       24      14,423
1988     6,939   2.64:1     3,271       5,964     17,538       36      12,855
--------------------------------------------------------------------------------

                                                          (CONTINUED NEXT PAGE)

--------------------------------------------------------------------------------
COMMON SHARE SUMMARY
--------------------------------------------------------------------------------

                                                       Basic          Diluted
        Cash        Basic     Diluted                 Weighted        Weighted
     Dividends   Net Income  Net Income  Book Value   Average         Average
    per share(1) Per Share  Per Share   Per Share(2)  Shares          Shares
--------------------------------------------------------------------------------
1997   $.133       $1.08      $1.06       $3.60     18,653,349      19,070,257
1996    .133         .90        .86        3.30     18,793,456      19,683,964
1995    .133         .65        .63        2.25     18,301,209      18,887,894
1994    .120         .46        .45        1.81     18,380,705      18,779,229
1993    .120         .41        .40        1.57     18,346,565      18,610,359
1992    .093         .32        .32        1.30     18,331,931      18,555,737
1991    .073         .25        .25        1.07     18,260,812      18,461,408
1990    .067         .19        .19         .91     18,353,719      18,373,494
1989    .067         .21        .21         .79     18,536,969      18,537,480
1988    .026         .17        .17         .69     18,562,785      18,934,971
--------------------------------------------------------------------------------

OTHER INFORMATION
--------------------------------------------------------------------------------

               Return on                         Square Footage
             Shareholders'  Return on  Number of   of Property    Number of
              Equity(3)      Assets(4)    Managers     In Use       Employees
--------------------------------------------------------------------------------
1997              31.0%        21.4%     13,776      522,373         994
1996              32.2         21.4      11,694      485,772         955
1995              31.8         20.2      11,547      443,895         862
1994              27.2         18.0       8,404      346,747         718
1993              28.3         19.6       6,328      315,772         588
1992              27.2         19.3       6,150      244,789         443
1991              25.6         18.7       4,866      195,165         344
1990              23.3         17.1       3,798      161,765         281
1989              29.0         21.1       2,999      161,265         278
1988              29.7         20.7       2,645      157,765         247
1987              24.2         15.6       2,502      150,149         218


1 The Company expects to continue paying cash dividends.
2 Year end shareholders' equity divided by actual shares outstanding at the end of each year.
3 Net income divided by average shareholders' equity.
4 Net income divided by average total assets.
  The information in the preceding tables has been adjusted, where necessary, to reflect stock dividends and splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES REVENUE

     Consolidated sales revenue for the year ended December 31, 1997, was $280.9 million compared to $249.0 million in 1996, an increase of 13 percent. Sales revenue increased 21 percent in 1996 compared to $205.6 million reported in 1995. The increases in sales revenue are directly related to the growth of the Company's independent sales force and international operations, and the continued expansion of the nutritional products market.

     The Company distributes its products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 13,800, 11,700 and 11,500 at December 31, 1997, 1996 and 1995,
respectively. Active distributors totaled approximately 660,000, 522,000 and 373,000 at December 31, 1997, 1996 and 1995, respectively. During the past three years, the growth rate of active Distributors has increased significantly over that which was experienced in the past. The accelerated growth rate is primarily due to the continued expansion into new international markets in Latin America as well as Asia. Due to the increased awareness of the benefits of herbs, vitamins and supplements, new customers having a desire to purchase the products at wholesale cost instead of at retail cost sign up as Distributors of the Company. The Company expects that the number of active Distributors will continue to increase as the Company enters new markets and as current Distributors grow their business.

     Price increases of less than 1 percent and approximately 3 percent went into effect in 1997 and 1996, respectfully, and resulted in greater sales revenue for those years. A price increase of approximately 2 percent, primarily driven by increased raw material costs, is scheduled to become effective on April 1, 1998. Management believes that this price increase will be acceptable to its sales force and will result in increased sales revenue.

     Sales revenue, related to the Company's domestic operations, increased approximately 11 percent during 1997 and 17 percent for 1996. International sales revenue increased approximately $14.2 million in 1997, or 16 percent, and $19.7 million in 1996, or 28 percent. The Company's operations in Brazil and Venezuela were the principal drivers of the growth in international sales, contributing approximately $11.7 million to the increase in sales revenue in 1997. The Company's operations in Mexico experienced a sales revenue decrease of $11.4 million in 1995 primarily as the result of the continued devaluation of the peso during 1995. The decrease in sales revenue reported for Mexico during 1995 was more than offset by revenue increases in other international operations, most notably Japan, Venezuela, Brazil and Colombia. Further information related to the Company's domestic and international operations is set forth in Note 10 of the Notes to the Consolidated Financial Statements appearing in Item 8 of this report, and such information is incorporated herein by reference and made a part hereof.

COSTS AND EXPENSES

     The Company's costs and expenses, which include cost of goods sold, volume incentives, and selling, general and administrative expenses, are identified as a percentage of sales in the table below:

--------------------------------------------------------------------------------
Year ended December 31                  1997           1996           1995
--------------------------------------------------------------------------------
Cost of goods sold                      18.4%          18.0%          18.7%
Volume incentives                       46.5           46.0           45.9
Selling, general and
   administrative expenses              24.1           25.4           26.9
--------------------------------------------------------------------------------
                                        89.0%          89.4%          91.5%
--------------------------------------------------------------------------------


     COST OF GOODS SOLD

     Cost of goods sold increased slightly as a percent of sales in 1997 as compared to 1996 primarily as a result of increased freight and duty costs. Cost of goods sold decreased as a percent of sales during 1996 as compared to 1995 as a result of increased efficiencies in the Company's manufacturing operations as well as pricing adjustments in the Company's subsidiary operations.

     Management believes that cost of goods sold will decrease slightly as a percent of sales during 1998 as a result of pricing adjustments. Management also believes that the expansion of the Company's manufacturing and warehouse facility will not have a material impact on cost of goods sold due to the savings associated with the elimination of leased facilities and increased operating efficiencies.

     VOLUME INCENTIVES

     Volume incentives are a significant part of the Company's direct sales marketing program and represent payments made to its independent sales force. These payments are designed to provide incentives for reaching higher sales levels and to encourage organizational development. Total volume incentives increased slightly, as a percent of sales, during 1997 primarily as a result of the increased development of the sales leader organization in Brazil and Mexico.

     Management expects volume incentives to remain relatively constant as a percent of sales during 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased from 25.4 percent of sales in 1996 to 24.1 percent of sales in 1997. The decreases in selling, general and administrative expenses resulted from an increase in sales revenue and focused efforts on the part of management to reduce costs.

     In addition to typical selling and administrative expenses, this expense category includes costs for research and development, distribution, as well as incentive programs such as the Company's conventions.

     Selling, general and administrative expenses decreased as a percent of sales during 1996 as compared to 1995 primarily as the result of disproportionate costs of $6.3 million incurred during 1995 in Japan and Brazil. Additionally, the Company's operations in Mexico experienced a slight increase in selling, general and administrative expenses as a percent of sales during 1995, primarily as a result of the continued devaluation of the Peso.

     Management believes that selling, general and administrative expenses will decrease as a percent of sales during 1998 as the result of continued emphasis on cost containment and improved sales revenue in certain of the Company's international operations.

     OTHER INCOME AND EXPENSE

Other income (expense) consists of the following (in thousands):

--------------------------------------------------------------------------------
Year ended December 31                   1997           1996           1995
--------------------------------------------------------------------------------
Interest and other income               $2,453         $2,021         $1,921
Interest expense                          (182)           (63)          (173)
Foreign exchange loss                     (565)          (787)          (280)
Minority interest                          492            209          1,225
--------------------------------------------------------------------------------
                                        $2,198         $1,380         $2,693
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

     Interest income increased during 1997 and 1996 as the result of greater cash balances available for investment as well as higher yields obtained in certain of the Company's international operations. Management expects interest and other income to decrease during 1998 as the result of the cash requirements for anticipated capital projects during the year.

     FOREIGN EXCHANGE GAIN (LOSS)

     Because of its operations outside of the United States, the Company is subject to realized and unrealized foreign exchange gains and losses. The Company experienced exchange losses of approximately $.6 million and $.8 million during 1997 and 1996, respectively. The losses were primarily related to the Company's operations in Venezuela, Japan, Colombia, Mexico and South Korea.

     MINORITY INTEREST

     The Company eliminates the minority interest in its subsidiaries which are not wholly-owned. Accordingly, the Company eliminated approximately $.5 million and $.2 million of losses reported by its joint venture operation in Japan in 1997 and 1996, respectively.

     INCOME TAXES

     The Company's effective tax rate was 39.4, 39.6 and 41.2 percent for 1997, 1996 and 1995, respectively.

     INVENTORIES

     Consolidated inventories decreased approximately $4.9 million or 20 percent in 1997, compared to an increase of $1.3 million or 6 percent in 1996. This decrease resulted primarily from management's efforts to control inventory levels in both the Company's domestic and international operations.

     PREPAID EXPENSES AND OTHER

     Prepaid expenses and other increased approximately $3.2 million at the end of 1997, primarily due to increased income tax deposits and other tax assets in 1997 compared to 1996.

     ACCRUED VOLUME INCENTIVES

     Accrued volume incentives increased approximately $.8 million at the end of 1997, compared to the prior year, as a direct result of increased sales revenue. Volume incentives are a significant part of the Company's direct sales marketing program and represent payments made to its independent sales force.

     ACCRUED LIABILITIES

     Accrued liabilities decreased approximately $2.8 million at the end of 1997, compared to the prior year. The decrease is primarily related to the change in the accruals needed for the Company's Management and Employee Bonus Plan.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are its available resources of cash and cash equivalents and cash generated from operations. At December 31, 1997, cash and cash equivalents decreased slightly as compared to December 31, 1996. The decrease in cash and cash equivalents is primarily the result of the Company's ongoing stock buyback program. Cash provided by operating activities was $24.2 million in 1997 compared to $18.6 million in 1996.

     Cash was used during 1997 to purchase approximately 1.4 million shares of common stock totaling $26.1 million. The Company purchased approximately $7.5 million of property, plant and equipment of which $2.7 million was associated with the expansion of the Company's manufacturing and warehouse facility in Spanish Fork, Utah. The capital budget for the expansion of the manufacturing and warehouse facility is approximately $6.0 million and is scheduled to be completed in June 1998. Management believes that the Company's available cash and cash equivalents, combined with cash generated by operations, will be sufficient to fund the foregoing expenditures. Volume incentive payments increased approximately $17.0 million during 1997, primarily as the result of increased sales. Cash paid to suppliers and employees increased approximately $8.8 million as a result of production to support higher levels of sales, as well as increased employment-related costs. The Company paid approximately $2.5 million in cash dividends during 1997.

     Cash was used during 1996 to purchase approximately $10.5 million of property, plant and equipment, including the purchase of an office building and warehouse in Mexico during the first quarter of 1996 for approximately $2.4 million. Volume incentive payments increased approximately $19.9 million during 1996, primarily as the result of increased sales. Cash paid to suppliers and employees increased approximately $12.5 million as the result of higher levels of inventory and Common stock purchases totaled approximately $4.9 million. The Company paid approximately $2.5 million in cash dividends during 1996.

     Management believes that the Company's stock is an attractive investment and, pursuant to its previously announced 500,000 share buyback program, may utilize some of its available cash to purchase up to 419,000 shares, the remaining balance as of March 20, 1998, should market conditions warrant.

     Options for 883,682 and 926,247 shares of the Company's common stock were exercised during 1997 and 1996, respectively. The proceeds from and tax benefits associated with the options exercised were approximately $13.2 million in 1997 and $12.1 million in 1996.

     From time to time, the Company has issued shares of its stock to certain key Distributors. These shares are generally issued during an awards ceremony at the Company's annual convention and are intended to reward these Distributors for their efforts. During 1997, 1996 and 1995, respectively, the Company issued 2,000, 3,000 and 1,000 restricted shares of common stock to certain key Distributors. The Company relied on Section (2)(3) and/or Section (4)(2) of the Securities Act of 1933, as amended, in connection with these issuances.

     During 1997, the Company established a new international subsidiary in South Korea. Management believes this new operation may require additional funding of $.5 million to $1.0 million during 1998.

     Management believes that working capital requirements can be met through the Company's available cash and cash equivalents and internally-generated funds for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for the Company's products could adversely affect the long-term liquidity of the Company. In the event of a significant decrease in cash provided by the Company's operations, it may be necessary for the Company to obtain external sources of funding. The Company does not currently maintain a credit facility or any other external sources of long-term funding; however, Management believes that such funding could be obtained on competitive terms in the event additional sources of funds became necessary.

     THE YEAR 2000 ISSUE

     The Company believes that it will not incur any material additional costs to modify computer hardware or software to make the Company's internal-use software application systems "Year 2000" compliant.

     FORWARD-LOOKING INFORMATION

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other items of this Form 10-K may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, the expected development schedule of existing real estate projects, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nature's Sunshine Products, Inc.:

We have audited the accompanying consolidated balance sheets of Nature's Sunshine Products, Inc. (a Utah corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nature's Sunshine Products, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

San Francisco, California
January 30, 1998

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AMOUNTS IN THOUSANDS EXCEPT PER SHARE INFORMATION

--------------------------------------------------------------------------------
Year ended December 31                      1997        1996         1995
--------------------------------------------------------------------------------
Sales Revenue                             $280,902    $249,046     $205,566
--------------------------------------------------------------------------------
Costs and expenses:
Cost of goods sold                          51,608      44,886       38,533
Volume incentives                          130,709     114,419       94,316
Selling, general and
  administrative expenses                   67,580      63,252       55,221
--------------------------------------------------------------------------------
                                           249,897     222,557      188,070
--------------------------------------------------------------------------------
Operating Income                            31,005      26,489       17,496
--------------------------------------------------------------------------------
Other income (expense):
Interest and other income                    2,453       2,021        1,921
Interest expense                              (182)        (63)        (173)
Foreign exchange loss                         (565)       (787)        (280)
Minority interest                              492         209        1,225
--------------------------------------------------------------------------------
                                             2,198       1,380        2,693
--------------------------------------------------------------------------------
Income before income taxes                  33,203      27,869       20,189
Provision for income taxes                  13,070      11,021        8,311
--------------------------------------------------------------------------------
Net Income                               $  20,133    $ 16,848    $  11,878
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Basic Net Income Per Common Share        $    1.08    $    .90    $     .65
Diluted Net Income Per Common Share      $    1.06    $    .86    $     .63
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AMOUNTS IN THOUSANDS

--------------------------------------------------------------------------------
As of December 31                                     1997             1996
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                            $27,813          $27,879
Accounts receivable, net of allowance for
  doubtful accounts of $661 in 1997 and $417
  in 1996                                              7,465            6,698
Inventories                                           19,555           24,459
Prepaid expenses and other                            11,197            8,014
--------------------------------------------------------------------------------
    Total current assets                              66,030           67,050
--------------------------------------------------------------------------------
Property, plant and equipment, net                    23,711           20,197
Long-term investments                                  3,468            2,048
Other assets                                           2,587            2,701
--------------------------------------------------------------------------------
                                                     $95,796          $91,996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
Short-term debt                                     $  2,665         $  2,788
Accounts payable                                       5,094            4,225
Accrued volume incentives                              9,531            8,729
Accrued liabilities                                    7,223            9,992
Income taxes payable                                   2,946            1,756
--------------------------------------------------------------------------------
    Total current liabilities                         27,459           27,490
--------------------------------------------------------------------------------
Deferred income taxes                                  1,480            1,343
--------------------------------------------------------------------------------
Shareholders' equity:
Common stock, no par value, authorized 20,000
  shares,  issued 19,446 shares in 1997
  and 1996                                            37,896           39,406
Retained earnings                                     51,190           33,549
Treasury stock, at cost, 861 and 334 shares as of
  December 31, 1997 and 1996, respectively           (17,278)          (5,868)
Receivables from related parties                         (77)             (84)
Unrealized gains on securities available for sale        416              ---
Cumulative foreign currency
  translation adjustments                             (5,290)          (3,840)
--------------------------------------------------------------------------------
    Total shareholders' equity                        66,857           63,163
--------------------------------------------------------------------------------
                                                     $95,796          $91,996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

--------------------------------------------------------------------------------
Year ended December 31                        1997        1996         1995
--------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning of year                 $39,406     $31,263      $29,849
Tax benefit related to exercise
  of stock options                             3,240       6,328          683
Issuance of 2, 3 and 1, shares of
  treasury stock, respectively                     3          44           13
Issuance of 884, 926 and 129
  shares of treasury stock,
  respectively, on exercise of
  stock options                               (4,753)      1,771          721
Stock dividend                                   ---         ---           (3)
--------------------------------------------------------------------------------
    Balance at end of year                    37,896      39,406       31,263
--------------------------------------------------------------------------------
RETAINED EARNINGS:
Balance at beginning of year                  33,549      19,214        9,778
Net income                                    20,133      16,848       11,878
Cash dividends                                (2,492)     (2,513)      (2,442)
--------------------------------------------------------------------------------
    Balance at end of year                    51,190      33,549       19,214
--------------------------------------------------------------------------------
TREASURY STOCK:
Balance at beginning of year                  (5,868)     (4,942)      (3,742)
Purchase of 1,413, 261 and 109
  shares of common stock,
  respectively                               (26,128)     (4,902)      (1,298)
Issuance of 886, 929 and 130 of
  treasury stock, respectively                14,718       3,976           98
--------------------------------------------------------------------------------
    Balance at end of year                   (17,278)     (5,868)      (4,942)
--------------------------------------------------------------------------------
RECEIVABLES FROM RELATED PARTIES:
Balance at beginning of year                     (84)       (293)        (405)
Reductions                                         7         209          112
--------------------------------------------------------------------------------
    Balance at end of year                       (77)        (84)        (293)
--------------------------------------------------------------------------------
UNREALIZED GAINS ON SECURITIES AVAILABLE
 FOR SALE:
Balance at beginning of year                     ---         ---          ---
Net increase in market value                     416         ---          ---
--------------------------------------------------------------------------------
    Balance at end of year                       416         ---          ---
--------------------------------------------------------------------------------
CUMULATIVE FOREIGN CURRENCY TRANSLATION
 ADJUSTMENTS:
Balance at beginning of year                  (3,840)     (3,737)      (2,200)
Foreign currency translation
  adjustments                                 (1,450)       (103)      (1,537)
--------------------------------------------------------------------------------
    Balance at end of year                    (5,290)     (3,840)      (3,737)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                   $66,857     $63,163      $41,505
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Increase (Decrease) in Cash and Cash Equivalents
--------------------------------------------------------------------------------
Year ended December 31                           1997        1996        1995
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales revenue            $ 279,525   $ 247,566   $ 204,085
  Cash paid as volume incentives               (129,907)   (112,897)    (92,986)
  Cash paid to suppliers and employees         (116,020)   (107,269)    (94,740)
  Interest paid                                    (182)        (62)       (173)
  Interest received                               2,497       2,058       1,868
  Income taxes paid                             (11,744)    (10,807)     (7,462)
-------------------------------------------------------------------------------
    Net cash provided by operating activities    24,169      18,589      10,592
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (7,453)    (10,544)     (6,098)
  Sale (purchase) of long-term investments,
   net                                           (1,004)        333         672
  Payments received (advanced) on long-term
   receivables, net                                 394        (170)        393
  Payments from (advanced to) related parties         7         489         (68)
  Purchase of other assets                         (599)       (215)       (331)
  Proceeds from sale of assets                       25         344         ---
  Minority interest elimination                     383        (396)        341
-------------------------------------------------------------------------------
  Net cash used in investing activities          (8,247)    (10,159)     (5,091)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends                     (2,492)     (2,513)     (2,446)
  Purchase of treasury stock                    (26,128)     (4,902)     (1,298)
  Proceeds from short-term debt, net               (123)        746         509
  Proceeds from exercise of stock options         9,925       5,732         819
  Tax benefit from stock option exercise          3,240       6,328         683
  Issuance of treasury stock                         43          60          14
-------------------------------------------------------------------------------
    Net cash provided by (used in)
      financing activities                      (15,535)      5,451      (1,719)
EFFECT OF EXCHANGE RATES ON CASH                   (453)       (174)       (811)
-------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                      (66)     13,707       2,971
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                       27,879      14,172     11,201
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR      $  27,813    $ 27,879    $ 14,172
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash
Provided by Operating Activities
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
NET INCOME                                    $  20,133    $ 16,848    $ 11,878
-------------------------------------------------------------------------------
  Bad debt expense and reserve                       67         133         242
  Depreciation and amortization                   4,292       3,420       3,467
  Gain (Loss) on sale of fixed assets                 8         (96)        ---
  Increase in accounts receivable, net             (834)       (788)     (1,349)
  Decrease (Increase) in inventories              4,904      (1,332)     (5,849)
  Increase in prepaid expenses and other         (3,106)     (4,010)     (1,593)
  Increase (Decrease)in income taxes payable      1,190        (126)        818
  (Decrease) Increase in accrued liabilities
    and volume incentives                        (1,967)      4,936       3,090
  Increase (Decrease)  in accounts payable          868        (806)        558
  Increase in deferred income taxes                (389)        341          55
  Foreign currency translation adjustment          (997)         69        (725)
-------------------------------------------------------------------------------
  Total adjustments                               4,036       1,741      (1,286)
-------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES $  24,169    $ 18,589    $ 10,592
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE INFORMATION

NOTE 1: OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

     The Company markets its products directly in the United States, Brazil, Colombia, Mexico, Japan, South Korea, Canada, Venezuela, the United Kingdom, El Salvador, Guatemala, Costa Rica, Peru, Panama, Argentina, Ecuador, Honduras and Nicaragua. The Company also exports its products to numerous other countries, including Australia, Malaysia, New Zealand and Norway.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Nature's Sunshine Products, Inc. and its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments to be cash equivalents, which generally include only investments with original maturities of three months or less.

     MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

     The Company's marketable securities and long-term investments are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of income in the year of disposition.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The book value of the financial instruments approximates fair value. The estimated fair values have been determined using appropriate market information and valuation methodologies.

     INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. At December 31, 1997, management believes the Company had incurred no material impairments in the carrying value of its inventories, other than impairments for which a provision has been made.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for buildings and improvements range from 20 to 30 years, and equipment, furniture and fixtures range from 3 to 10 years. Leasehold improvements are amortized over the lesser of the life of the applicable lease or the estimated useful life of the applicable asset. Maintenance and repairs are charged to expenses as incurred, and major improvements are capitalized. Gains or losses on sales or retirements are included in the consolidated statement of income in the year of disposition.

     TRANSLATION OF FOREIGN CURRENCIES

     The local currency of the international subsidiaries is used as the functional currency in translation, except for subsidiaries operating in highly inflationary economies. The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity.

     During 1997, 1996 and 1995, Brazil and Venezuela were considered highly inflationary economies. Effective January 1, 1997, Mexico was considered a highly inflationary economy. The functional currency in these highly inflationary economies is the U.S. dollar and transactions denominated in a local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in the consolidated statements of income. If current trends in the Brazilian economy continue, Brazil will no longer be considered highly inflationary as of January 1, 1998.

     REVENUE RECOGNITION

     For domestic sales, the Company generally receives its product sales price in the form of cash or credit card accompanying the orders from independent sales force members. For certain of the Company's international operations, the Company offers credit terms consistent with industry standards within each respective country. A volume incentive payment related to product orders is made in the month following the sale. Sales revenue and related volume incentives are recorded when the merchandise is shipped. Cash received for unshipped merchandise is recorded as a liability.

     SELLING EXPENSES

     Independent sales force members may earn Company-paid attendance at conventions as well as other travel awards by achieving the required levels of product purchases within the qualification period. Convention costs and other travel expenses are accrued over the qualification period as they are earned. Accordingly, the Company accrued approximately $3,456 and $2,625 at December 31, 1997 and 1996, respectively.

     RESEARCH AND DEVELOPMENT

     All research and development costs are expensed as incurred. Total research and development costs were approximately $1,500, $1,400 and $1,100 for 1997, 1996 and 1995, respectively.

     INCOME TAXES

     The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Foreign and other tax credits are accounted for using the "liability" method, which reduces income tax expense in the year in which these credits are generated.

     NET INCOME PER COMMON SHARE

     Basic net income per common share (Basic EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted net income per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common shares. Net income per common share amounts and share data have been restated for all periods presented to reflect Basic and Diluted EPS and the stock split described in Note 7.

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods ( in thousands, except per share information):

                              Net Income          Shares        Per Share
                               (Numerator)     (Denominator)      Amount
--------------------------------------------------------------------------------
DECEMBER 31, 1997
Basic EPS                        $20,133          18,653          $1.08
     Effect of options               ---             417
--------------------------------------------------------------------------------
Diluted EPS                      $20,133          19,070          $1.06
--------------------------------------------------------------------------------
DECEMBER 31, 1996
Basic EPS                        $16,848          18,793         $  .90
     Effect of options               ---             891
--------------------------------------------------------------------------------
Diluted EPS                      $16,848          19,684         $  .86
--------------------------------------------------------------------------------
DECEMBER 31, 1995
Basic EPS                        $11,878          18,310         $  .65
     Effect of options               ---             578
--------------------------------------------------------------------------------
Diluted EPS                      $11,878          18,888         $  .63
--------------------------------------------------------------------------------


     At December 31, 1997, 1996 and 1995, there were outstanding options to purchase 233,192, 5,137 and 27,123 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the preceding quarters.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and SFAS No. 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. Both statements are effective for financial statements issued for periods beginning after December 15, 1997. Accordingly, the Company will adopt SFAS No. 130 and SFAS No. 131 in its December 31, 1998 consolidated financial statements.


NOTE 2: INVENTORIES

     The composition of inventories is as follows:

--------------------------------------------------------------------------------
As of December 31                             1997                  1996
--------------------------------------------------------------------------------
Raw materials                              $ 5,912               $ 7,554
Work in process                              1,455                 1,146
Finished goods                              12,188                15,759
--------------------------------------------------------------------------------
                                           $19,555               $24,459
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 3: PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment is as follows:

         >
--------------------------------------------------------------------------------
As of December 31                             1997                  1996
--------------------------------------------------------------------------------
Buildings and improvements                 $14,015               $11,659
Machinery and equipment                     11,676                 9,094
Furniture and fixtures                      12,695                11,188
--------------------------------------------------------------------------------
                                            38,386                31,941
Accumulated depreciation
  and amortization                         (16,074)              (13,092)
Land                                         1,399                 1,348
--------------------------------------------------------------------------------
                                           $23,711               $20,197
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 4: INVESTMENTS

     The amortized cost and estimated market values of securities available for sale by balance sheet classification are as follows:

                                                Gross       Gross
                                Amortized    Unrealized   Unrealized   Market
December 31, 1997                 Cost         Gains        Losses      Value
--------------------------------------------------------------------------------
Cash equivalents:
     Municipal obligations       $ 7,358      $  ---        $ ---     $ 7,358
     Corporate bonds               5,750         ---          ---       5,750
--------------------------------------------------------------------------------
Total cash equivalents            13,108         ---          ---      13,108
--------------------------------------------------------------------------------
Long-term investments:
     Corporate bonds               2,583          90          ---       2,673
     Equity securities               469         358          (32)        795
--------------------------------------------------------------------------------
Total long-term investments        3,052         448          (32)      3,468
--------------------------------------------------------------------------------
Total securities available
  for sale                       $16,160        $448         $(32)    $16,576
--------------------------------------------------------------------------------
                                                Gross       Gross
                                Amortized    Unrealized   Unrealized   Market
December 31, 1996                 Cost         Gains        Losses      Value
--------------------------------------------------------------------------------
Cash equivalents:
     Municipal obligations       $11,125      $  ---        $ ---     $11,125
     Corporate bonds                 900         ---          ---         900
--------------------------------------------------------------------------------
Total cash equivalents            12,025         ---          ---      12,025
--------------------------------------------------------------------------------
Long-term investments:
     Municipal obligations           227          11          ---         238
     Corporate bonds               1,266          60           (5)      1,321
     Equity securities               555         282          (38)        799
--------------------------------------------------------------------------------
Total long-term investments        2,048         353          (43)      2,358
--------------------------------------------------------------------------------
Total securities available
 for sale                        $14,073        $353         $(43)    $14,383
--------------------------------------------------------------------------------


     Contractual maturities of long-term debt securities at market value at December 31, 1997, are as follows:

--------------------------------------------------------------------------------
     Mature after one year
       through five years                                        $  313
     Mature after five years                                      2,360
--------------------------------------------------------------------------------
     Total long-term investments                                 $2,673
--------------------------------------------------------------------------------


     During 1997 and 1996, the proceeds from the sales of available-for-sale securities were $5,153 and $4,226, respectively. The gross realized gains and gross realized losses on the sales of available-for-sale securities was $65 and $8, respectively, for the year ended December 31, 1997, and $61 and $168, respectively, for the year ended December 31, 1996.


NOTE 5: SHORT-TERM DEBT

     During 1994, the Company established operating lines of credit in Japan to facilitate payment of start-up and operating expenses. The Company decreased its borrowings during 1997, which are payable in local currency. The debt is unsecured and payable during 1998. The outstanding amounts relating to the lines of credit at December 31, 1997 and 1996, were $2,665 and $2,788, respectively. The weighted average interest rate approximates two percent at December 31, 1997.


NOTE 6: INCOME TAXES

     The provision for income taxes consists of the following:

--------------------------------------------------------------------------------
Year ended December 31                     1997        1996          1995
--------------------------------------------------------------------------------
Current:
     Federal                              $ 9,177     $ 6,655       $4,984
     State                                  1,683       1,146          967
     Foreign                                2,768       3,249        2,305
--------------------------------------------------------------------------------
                                           13,628      11,050        8,256
--------------------------------------------------------------------------------
Deferred                                     (558)        (29)          55
--------------------------------------------------------------------------------
Total provision for income taxes          $13,070     $11,021       $8,311
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     The domestic and foreign components of income before taxes are as follows:

--------------------------------------------------------------------------------
Year ended December 31                     1997        1996          1995
--------------------------------------------------------------------------------
Domestic                                  $27,919     $20,516      $14,617
Foreign                                     5,284       7,353        5,572
--------------------------------------------------------------------------------
Total                                     $33,203     $27,869      $20,189
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     The provision for income taxes as a percentage of income before taxes differs from the statutory Federal income tax rate due to the following:

--------------------------------------------------------------------------------
Year ended December 31                  1997        1996         1995
--------------------------------------------------------------------------------
Statutory Federal income
  tax rate                              35.0%       35.0%        35.0%
State income taxes, net of Federal
     income tax benefit                  3.1         2.7          3.1
Foreign and other tax credits           (3.4)       (2.8)        (5.1)
Net effect of foreign subsidiaries
     tax attributes                      6.2         5.3          6.8
Other                                   (1.5)        (.6)         1.4
--------------------------------------------------------------------------------
Effective tax rate                      39.4%       39.6%        41.2%
--------------------------------------------------------------------------------


     The components of the deferred income tax assets and liabilities are as follows:

--------------------------------------------------------------------------------
Year ended December 31                        1997                 1996
--------------------------------------------------------------------------------
Deferred tax assets:
     Allowance for doubtful
       accounts                             $     65            $      49
     Inventory unicap adjustment                 300                  408
     Foreign tax credits                         190                  214
     State income taxes                          427                  125
     Accrued vacation                            140                   85
     Inventory obsolescence reserve              176                  117
     Sale of subsidiary                          386                  250
     Intangible assets                           520                  430
--------------------------------------------------------------------------------
Total deferred tax assets                    $ 2,204              $ 1,678
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Accelerated depreciation                $(1,452)             $(1,172)
     Gain on sale of subsidiaries                (28)                (171)
--------------------------------------------------------------------------------
Total deferred tax liabilities               $(1,480)             $(1,343)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     As of December 31, 1997, the Company has available net operating losses from its foreign subsidiaries for U.S. Federal income tax purposes and financial reporting purposes of approximately $8,300 and $8,100, respectively. The tax net operating losses will expire in 1999 through 2002. Certain of these net operating losses may be limited by the extent of foreign taxable income in future years. Management has provided valuation allowances equal to the amount of the deferred income tax asset related to the net operating loss carry forward of the foreign subsidiaries.

     The Company considers all international earnings which have not been previously taxed for U.S. purposes to be permanently invested in the international subsidiaries. As of December 31, 1997, such earnings were approximately $13,650. If U.S. taxes and foreign dividend withholding taxes had been provided on those earnings, net of the effect of utilization of foreign tax credits attributable to foreign taxes paid up to the incremental U.S. rate, such taxes would have approximated $500 as of December 31, 1997.

     During 1996, the Company sold its ownership in one of its international subsidiaries. The sale resulted in a book gain of $1,000 and a tax gain of $351. The Company recorded a reserve of $1,000 against the book gain since a portion of the sale was contingent upon the achievement of certain sales targets by the purchaser. The Company elected the installment method for reporting the tax gain. The combination of these transactions resulted in a net deferred income tax asset of $250 at December 31, 1996.

     In 1997, the Company elected to forego the installment method for reporting the income tax gain resulting in an increase to the related deferred income tax asset from $250 at December 31, 1996, to $386 at December 31, 1997.


NOTE 7: CAPITAL TRANSACTIONS

     STOCK SPLIT

     In February 1996, the Board of Directors declared a three-for-two stock split of the Company's common stock to shareholders of record on March 4, 1996. The effects of the stock split have been retroactively reflected in the accompanying consolidated financial statements and in these notes to consolidated financial statements.

     TREASURY STOCK

     In January 1998, the Board of Directors approved the a repurchase of up to 500,000 shares of the Company's common stock. As of January 30, 1998, no shares had been repurchased under this repurchase approval.

     STOCK OPTIONS

     The Company maintains a 1995 Stock Option Plan which provides for the granting or awarding of certain non-qualified stock options to officers, directors and employees. The term, not to exceed 10 years, and the exercise period of each stock option awarded under the plan are determined by the Company's Board of Directors. Such grants have been made at the fair market value of the stock at the date of grant. At December 31, 1997, the Company had approximately 607,000 shares remaining in the 1995 Stock Option Plan, which are available to be granted to employees. At December 31, 1997, the Company had reserved approximately 860,000 treasury shares to accommodate the exercise of the outstanding options.

     Stock option activity for 1995, 1996 and 1997 consisted of the following:

                                            Number of
                                              Shares       Weighted Average
                                          (IN THOUSANDS)    Exercise Price
--------------------------------------------------------------------------------
Options outstanding at December 31, 1994       1,909           $  5.74
Issued                                         1,701             14.69
Canceled                                         (39)             6.67
Exercised                                       (194)             4.23
--------------------------------------------------------------------------------
Options outstanding at December 31, 1995       3,377            $10.32
--------------------------------------------------------------------------------
Issued                                           313             19.67
Canceled                                        (135)            15.01
Exercised                                       (960)             5.97
--------------------------------------------------------------------------------
Options outstanding at December 31, 1996       2,595            $12.81
--------------------------------------------------------------------------------
Issued                                           139             19.83
Canceled                                        (617)            15.61
Exercised                                       (884)            11.33
--------------------------------------------------------------------------------
Options outstanding at December 31, 1997       1,233            $13.26
--------------------------------------------------------------------------------


     Shares issued during 1997, 1996 and 1995, related to the exercise of stock options were issued from treasury stock. Options for 956, 2,012 and 1,389 shares of common stock were exercisable on December 31, 1997, 1996 and 1995, respectively, with weighted average exercise prices of $11.36, $11.69 and $5.36, respectively. The weighted average fair value of options granted were $8.69, $10.82 and $7.90 for 1997, 1996 and 1995, respectively.

     The following table summarizes information about options outstanding and options exercisable at December 31, 1997.

Options Outstanding  Options Exercisable
--------------------------------------------------------------------------------
                              Weighted-
                                 Avg.         Weighted-                Weighted-
                    Shares    Remaining         Avg.       Shares        Avg.
Range of         Outstanding  Contractual     Exercise   Exercisable   Exercise
Option Prices      (000's)       Life          Price        (000's)     Price
--------------------------------------------------------------------------------
$1.79 to $1.86         49      3.0 years       $  1.81         49      $  1.81
$4.03 to $8.83        458      6.2 years          7.25        458         7.25
$15.50 to $19.75      572      8.5 years         16.80        372        15.84
$20.00 to $25.63      154      9.4 years         21.55         77        20.00
--------------------------------------------------------------------------------
$1.79 to $25.63     1,233      7.5 years        $13.25        956       $11.35
--------------------------------------------------------------------------------


     The Company accounts for the stock option plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income for the years ended December 31, 1997, 1996 and 1995. Had compensation costs been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following proforma amounts:

Year ended December 31                         1997        1996         1995
--------------------------------------------------------------------------------
Net Income                  As reported      $20,133     $16,848      $11,878
                            Proforma          20,026      14,349       11,776

Basic Earnings Per Share    As reported      $  1.08     $   .90      $   .65
                            Proforma            1.07         .76          .64

Diluted Earnings Per Share  As reported      $  1.06     $   .86      $   .63
                            Proforma            1.05         .73          .62
--------------------------------------------------------------------------------


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: risk-free interest rate of 6.5 percent; expected dividend yield of approximately .5 percent; expected lives of seven years and expected volatility of 32.0 percent. The weighted average assumptions used for grants in 1996 and 1995 were: risk-free interest rate of 6.5 percent; expected dividend yield of approximately 1 percent; expected lives of seven years and expected volatility of 47.5 percent. The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change, the estimated fair value amounts could be significantly different.

     Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of what is to be expected in future years.


NOTE 8: EMPLOYEE BENEFIT PLANS

     DEFERRED COMPENSATION PLAN

     The Company sponsors a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. The Company contributes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee's compensation. The Company's contributions to the plan vest after a period of 4 years. During 1997, 1996 and 1995, the Company contributed to the plan approximately $530, $451 and $478, respectively.

     MANAGEMENT AND EMPLOYEE BONUS PLAN

     The Company has a bonus plan that provides for participants to receive payments based upon the achievement of set annual increases in revenue and operating income as set by the Board of Directors. The expense related to the plan was approximately $687, $2,822 and $2,706 for 1997, 1996 and 1995,
respectively. All domestic employees as well as key international employees participate in the plan.


NOTE 9: RELATED PARTY TRANSACTIONS

     In the second quarter of 1995, the Company advanced $250 to a key employee. The loan was collateralized and had an interest rate of nine percent. The loan was repaid during 1996.

     During 1993 and 1992, the Company made loans to certain officers of the Company, primarily to purchase Company stock in the open market. The balance of these loans was $77 and $84 at December 31, 1997 and 1996, respectively. The loans are collateralized by the Company stock purchased, have an interest rate of 6 percent and are due 90 days from the date called.

     During 1996, the Company purchased several buildings in Mexico for its administrative and warehousing operations. The Company made improvements to the buildings at a cost of $483. The improvements were made by a company, which is owned by a relative of a key employee of the Mexican subsidiary.

NOTE 10: INTERNATIONAL OPERATIONS

     Sales for domestic and international operations during the past three years were as follows:

--------------------------------------------------------------------------------
Year ended December 31                    1997        1996         1995
--------------------------------------------------------------------------------
Domestic                                $177,647    $159,977     $136,168
--------------------------------------------------------------------------------
International:
     Americas                             87,389      71,690       53,296
     Asia Pacific                         11,413      12,497       11,953
     Other                                 4,453       4,882        4,149
--------------------------------------------------------------------------------
Total International                      103,255      89,069       69,398
--------------------------------------------------------------------------------
Total Sales                             $280,902    $249,046     $205,566
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     Operating income for domestic and international operations during the past three years was as follows:

--------------------------------------------------------------------------------
Year ended December 31                    1997        1996         1995
--------------------------------------------------------------------------------
Domestic                                 $25,173     $18,682      $13,357
--------------------------------------------------------------------------------
International:
     Americas                              6,283       8,191        5,994
     Asia Pacific                         (1,144)       (424)      (2,326)
     Other                                   693          40          471
--------------------------------------------------------------------------------
Total International                        5,832       7,807        4,139
--------------------------------------------------------------------------------
Total Operating Income                   $31,005     $26,489      $17,496
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


     Total assets for domestic and international operations for the past three years were as follows:

--------------------------------------------------------------------------------
Year ended December 31                    1997        1996         1995
--------------------------------------------------------------------------------
Domestic                                 $58,700     $58,674      $40,996
--------------------------------------------------------------------------------
International:
     Americas                             31,818      28,764       18,941
     Asia Pacific                          4,685       3,767        4,239
     Other                                   593         791        1,071
--------------------------------------------------------------------------------
Total International                       37,096      33,322       24,251
--------------------------------------------------------------------------------
Total Assets                             $95,796     $91,996      $65,247
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 11: COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment used in its operations. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 1997, were as follows:

--------------------------------------------------------------------------------
     Year ending December 31
--------------------------------------------------------------------------------
     1998                                                     $2,101
     1999                                                      1,731
     2000                                                      1,300
     2001                                                        976
     2002                                                        384
     Thereafter                                                  551
--------------------------------------------------------------------------------
                                                              $7,043
--------------------------------------------------------------------------------


     The Company incurred expenses of approximately $2,962, $2,512 and $2,725 in connection with operating leases during 1997, 1996 and 1995, respectively.

     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that any liability as a result of these matters will not have a material adverse effect upon the Company's results of operations or financial position.


NOTE 12: SUMMARY OF QUARTERLY OPERATIONS -- UNAUDITED

                                                Selling,                          Income                Basic     Diluted
                                                General                 Other     Before                 Net        Net
               Sales      Cost of     Volume    & Admin.   Operating    Income    Income       Net     Income     Income
 1997         Revenue   Goods Sold  Incentives  Expenses    Income    (Expense)   Taxes      Income   Per Share  Per Share
----------------------------------------------------------------------------------------------------------------------------
First Qtr    $  67,825    $12,060    $ 31,404    $17,951    $ 6,410     $  361    $ 6,771    $ 4,010   $  .21     $  .21
Second Qtr      71,411     13,405      33,319     16,720      7,967        672      8,639      5,247      .28        .28
Third Qtr       71,589     12,756      33,424     17,272      8,137        683      8,820      5,406      .29        .29
Fourth Qtr      70,077     13,386      32,563     15,637      8,491        482      8,973      5,470      .29        .29
----------------------------------------------------------------------------------------------------------------------------
              $280,902    $51,607    $130,710    $67,580    $31,005     $2,198    $33,203    $20,133    $1.08      $1.06
----------------------------------------------------------------------------------------------------------------------------

1996
----------------------------------------------------------------------------------------------------------------------------
First Qtr      $60,113    $10,384    $ 27,896    $16,753    $ 5,080     $  500    $ 5,580   $  3,276     $.18       $.17
Second Qtr      63,182     11,565      28,750     15,542      7,325        (73)     7,252      4,342      .23        .22
Third Qtr       63,031     11,201      28,976     16,009      6,845        319      7,164      4,538      .24        .23
Fourth Qtr      62,720     11,736      28,797     14,948      7,239        634      7,873      4,692      .25        .24
----------------------------------------------------------------------------------------------------------------------------
              $249,046    $44,886    $114,419    $63,252    $26,489     $1,380    $27,869    $16,848     $.90       $.86
----------------------------------------------------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1997, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by Item 11 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1997, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1997, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1997, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) LIST OF FINANCIAL STATEMENTS

            The following are filed as part of this Report:
            Report of Independent Public Accountants

            Consolidated statements of income for the years ended
            December 31, 1997, 1996 and 1995.

            Consolidated balance sheets as of December 31, 1997 and 1996.

            Consolidated statements of shareholders' equity for the years ended December 31, 1997, 1996 and 1995.

            Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995.

            Notes to Consolidated Financial Statements

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

     (a)(3) LIST OF EXHIBITS

            3.1(1) -  Restated Articles of Incorporation

            3.2(2) -  By-laws, as amended

            10.1(3) - Lease Agreement dated January 8, 1992 between the
                      Registrant and East Bay Associates Partnership No. 3

            10.2(4) - Form of Employment Agreement between the Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements

            10.3(5) - Exempt Employee Incentive Compensation Plan

            10.4(6) - 1995 Stock Option Plan

            10.5(6) - Form of Stock Option Agreement (1995 Stock Option Plan)

            10.6    - 1998 Employee Incentive Compensation Plan

             21     - List of Subsidiaries of Registrant

             23     - Consent of Independent Public Accountants

             27     - Financial Data Schedule

----------------
[1] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference.

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

     (b)  REPORTS ON FORM 8-K

          The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1997.

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

                                       Nature's Sunshine Products, Inc.
                                       (Registrant)

Date:  March 20, 1998                  By: /s/   Daniel P. Howells
                                          --------------------------------------
                                        Daniel P. Howells, President,
                                         C.E.O. and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                        Date
        ----------                      -----                       ----

/s/  Daniel P. Howells      President, Chief Executive           March 20, 1998
--------------------------  Officer and Director
     Daniel P. Howells

/s/  Craig D. Huff          Vice President of Finance,           March 20, 1998
--------------------------  Treasurer, Chief Financial Officer,
     Craig D. Huff          Chief Accounting Officer

/s/  Douglas Faggioli       Chief Operating Officer and Director March 20, 1998
--------------------------
     Douglas Faggioli

/s/ Kristine F. Hughes      Chairman of the Board and Director   March 20, 1998
--------------------------
Kristine F. Hughes

/s/  Eugene L. Hughes       Vice President and Director          March 20, 1998
--------------------------
     Eugene L. Hughes

/s/  Merrill Gappmayer      Director                             March 20, 1998
--------------------------
     Merrill Gappmayer

/s/  Pauline T. Hughes      Director                             March 20, 1998
--------------------------
     Pauline T. Hughes

/s/  Robert H. Daines       Director                             March 20, 1998
--------------------------
     Robert H. Daines

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To Nature's Sunshine Products, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Nature's Sunshine Products, Inc., and subsidiaries appearing in Item 8 in this Annual Report on Form 10-K, and have issued our report thereon dated January 30, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

San Francisco, California
January 30, 1998

                         NATURE'S SUNSHINE PRODUCTS, INC.
               SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                           (Dollar Amounts in Thousands)

                               Balance at                                     Balance at
                               Beginning                Amounts     Amounts     End of
        Description            of Period  Provisions  Written Off  Recovered    Period
        -----------            ---------- ----------  -----------  ---------  -----------
Year ended December 31, 1997

 Allowance for doubtful
  accounts receivable            $417       $394       $(138)       $(12)       $661

 Allowance for obsolete
  inventory                       304        470        (240)        ---         534

 Allowance for notes
  receivable                       14        ---         ---         ---          14

Year ended December 31, 1996

 Allowance for doubtful
  accounts receivable            $346       $162       $ (83)  $      (8)       $417

 Allowance for obsolete
  inventory                       436        203        (335)        ---         304

 Allowance for notes
  receivable                       14        ---         ---         ---          14

Year ended December 31, 1995

 Allowance for doubtful
  accounts receivable            $636       $182       $(462) $      (10)       $346

 Allowance for obsolete
  inventory                       114        322         ---         ---         436

 Allowance for notes
  receivable                      304        ---        (290)        ---          14

                                      39

                               LIST OF EXHIBITS

                                                                  LOCATED AT
                                                                 SEQUENTIALLY
ITEM NO.                 EXHIBIT                                 NUMBERED PAGE
--------                 -------                                 -------------
3.1(1)  - Restated Articles of Incorporation                          ---
3.2(2)  - By-laws, as amended                                         ---
10.1(3) - Lease Agreement dated January 8, 1992 between the           ---
          Registrant and East Bay Associates Partnership No. 3
10.2(4) - Form of Employment Agreement between the Registrant and its executive officers together with a
          schedule identifying the agreements omitted and
          setting forth the material differences
          between the filed agreement and the omitted agreements.     ---
10.3(5) - Exempt Employee Incentive Compensation Plan                 ---
10.4(6) - 1995 Stock Option Plan                                      ---
10.5(6) - Form of Stock Option Agreement (1995 Stock Option Plan)     ---
10.6    - 1998 Employee Incentive Compensation Plan                   41
21      - List of Subsidiaries of Registrant                          43
23      - Consent of Independent Public Accountants                   44
27      - Financial Data Schedule                                     45
-------------

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