Form 10-Q
period 1998-03-31
NATURES SUNSHINE PRODUCTS INC
filed 1998-05-15
CIK 275053

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1998

                                      OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      -----------------   ------------------

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

                                (801) 342-4370
             (Registrant's Telephone Number, including Area Code)


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

The number of shares of common stock, without par value, outstanding as of May 13, 1998, was 18,460,029.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Amounts In Thousands)
                                 (UNAUDITED)

                                          March 31          December 31
                                            1998                1997
                                         ---------          -----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents            $ 37,402             $27,813
    Accounts receivable, net                8,852               7,465
    Inventories                            19,145              19,555
    Prepaid expenses and other             10,989              11,197
                                         ---------          -----------

         Total Current Assets              76,388              66,030

PROPERTY, PLANT AND
    EQUIPMENT, net                         24,754              23,711

LONG-TERM INVESTMENTS                       3,220               3,468

OTHER ASSETS                                2,844               2,587
                                         ---------          -----------

                                         $107,206             $95,796
                                         ---------          -----------

           The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

                 NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                               (Amounts In Thousands)
                                    (UNAUDITED)

                                                       March 31    December 31
                                                         1998          1997
                                                      ---------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt                                   $  2,513       $  2,665
    Accounts payable                                     5,455          5,094
    Accrued volume incentives                           12,216          9,531
    Accrued liabilities                                 11,387          7,223
    Income taxes payable                                 3,879          2,946
                                                      ---------    -----------

         Total Current Liabilities                      35,450         27,459
                                                      ---------    -----------

DEFERRED INCOME TAXES                                    1,701          1,480
                                                      ---------    -----------

SHAREHOLDERS' EQUITY:
    Common stock, no par value, 20,000 shares
         authorized; 19,446 shares issued               37,974         37,896
    Retained earnings                                   55,438         51,190
    Treasury stock, at cost, 880 and 861
         shares at March 31, 1998 and December 31,
         1997, respectively                            (18,323)       (17,278)
    Receivables due from related parties                   (77)           (77)
    Accumulated other comprehensive income              (4,957)        (4,874)
                                                      ---------    -----------

         Total Shareholders' Equity                     70,055         66,857
                                                      ---------    -----------
                                                      $107,206       $ 95,796
                                                      ---------    -----------

           The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Amounts In Thousands, Except Per-Share Information)
                                 (Unaudited)

                                                Three Months Ended
                                                      March 31
                                              -----------------------
                                                1998           1997
                                              --------       --------
SALES REVENUE                                  $75,283        $67,825
                                              --------       --------

COSTS AND EXPENSES:
    Cost of goods sold                          13,542         12,060
    Volume incentives                           35,199         31,404
    Selling, general and administrative         18,684         17,951
                                              --------       --------

                                                67,425         61,415
                                              --------       --------

OPERATING INCOME                                 7,858          6,410
                                              --------       --------

OTHER INCOME (EXPENSE):
    Interest and other income                      459            467
    Interest expense                               (18)           (11)
    Foreign exchange loss                         (241)          (166)
    Minority interest                              129             71
                                              --------       --------

                                                   329            361
                                              --------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES         8,187          6,771

PROVISION FOR INCOME TAXES                       3,320          2,761
                                              --------       --------

NET INCOME                                     $ 4,867        $ 4,010
                                              --------       --------

BASIC NET INCOME PER COMMON SHARE              $  0.26        $  0.21
                                              --------       --------

WEIGHTED AVERAGE BASIC SHARES                   18,587         18,982
                                              --------       --------

DILUTED NET INCOME PER COMMON SHARE            $   .26        $   .21
                                              --------       --------

WEIGHTED AVERAGE DILUTED SHARES                 18,950         19,364
                                              --------       --------

     The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                            (Amounts In Thousands)
                                 (Unaudited)

                                                          Three Months Ended
                                                                March 31
                                                        -----------------------
                                                           1998          1997
                                                        ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from sales revenue                    $ 73,537      $ 66,182
    Cash paid as volume incentives                       (32,513)      (29,085)
    Cash paid to suppliers and employees                 (25,480)      (24,906)
    Interest paid                                            (18)          (11)
    Interest received                                        577           503
    Income taxes paid                                     (2,167)       (1,519)
                                                        ----------    ---------


         Net Cash Provided by Operating Activities        13,936        11,164
                                                        ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                  (2,028)         (783)
    Sale (Purchase) of long-term investments                 123           (21)
    Payments received on long-term receivables                18            53
    Purchase of other assets                                (429)         (132)
    Minority interest elimination                           (129)           38
                                                        ----------    ---------

         Net Cash Used in Investing Activities            (2,445)         (845)
                                                        ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of cash dividends                               (619)         (630)
    Purchase of treasury stock                            (2,072)       (6,837)
    Repayments of short-term debt                           (152)         (412)
    Proceeds from exercise of stock options                  853           733
    Tax benefit from stock option exercise                   252            --
                                                        ----------    ---------

         Net Cash Used in Financing Activities            (1,738)       (7,146)
                                                        ----------    ---------

EFFECT OF EXCHANGE RATES ON CASH                            (164)         (115)
                                                        ----------    ---------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                             9,589         3,058

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    27,813        27,879
                                                        ----------    ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                        $ 37,402      $ 30,937
                                                        ----------    ---------

      The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED) Reconciliation of Net Income to Net Cash Provided by Operating Activities
                           (Amounts In Thousands)
                                 (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                              1998       1997
                                                            --------   --------
NET INCOME                                                  $ 4,867    $ 4,010
                                                            --------   --------

    Bad debt expense                                              1         66
    Depreciation and amortization                             1,139      1,092
    Increase in accounts receivable                          (1,388)    (1,506)
    Decrease in inventories                                     410      2,099
    Decrease in prepaid expenses & other assets                 336        596
    Increase in income taxes payable                            932      1,193
    Increase in accrued liabilities and volume incentives     6,849      2,228
    Increase in accounts payable                                362      1,445
    Increase in deferred income taxes                           221         49
    Cumulative translation adjustments                          207       (108)
                                                            --------   --------

         Total Adjustments                                    9,069      7,154
                                                            --------   --------

         Net Cash Provided by Operating Activities          $13,936    $11,164
                                                            --------   --------

      The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                         (Dollar Amounts In Thousands)
                                 (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                              1998       1997
                                                            --------   -------
NET INCOME                                                   $4,867    $4,010
                                                            --------   -------

OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustments                     42      (223)
    Unrealized holding losses arising during the period        (125)       --
                                                            --------   -------

         Total other comprehensive income                        83      (223)
                                                            --------   -------

COMPREHENSIVE INCOME, net of tax                             $4,784    $3,787
                                                            --------   -------

      The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Amounts In Thousands, Except Per-Share Information)
                                 (UNAUDITED)


(1)  INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

     The unaudited, consolidated condensed financial statements of Nature's Sunshine Products, Inc. and subsidiaries included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.

     These consolidated condensed financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the financial position as of March 31, 1998, and the results of operations for the periods presented. All of the adjustments which have been made in these consolidated condensed financial statements are of a normal recurring nature. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1997.

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


(2)  INVENTORIES

     Inventories consist of:

                                    March 31      December 31
                                      1998           1997
                                   ---------      -----------
     Raw materials                  $  7,190       $  5,912
     Work in process                   1,043          1,455
     Finished goods                   10,912         12,188
                                   ---------      -----------
                                    $ 19,145       $ 19,555
                                   ---------      -----------

(3)  NET INCOME PER SHARE

     Basic net income per common share (Basic EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. Net income per common share amounts and share data have been restated for all periods presented to reflect basic and diluted per share presentations.

      As of March 31, 1998, the Company had a total of 1,180 options outstanding. The options were all granted at market prices, with a weighted average exercise price of $13.41.

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods:

                                Net Income       Shares        Per Share
                                (Numerator)   (Denominator)      Amount
     -------------------------------------------------------------------
     March 31, 1998
     -------------------------------------------------------------------
     Basic EPS                     $4,867         18,587         $  .26
          Effect of options          --              363
     -------------------------------------------------------------------
     Diluted EPS                   $4,867         18,950         $  .26
     -------------------------------------------------------------------
     -------------------------------------------------------------------
     March 31, 1997
     -------------------------------------------------------------------
     Basic EPS                     $4,010         18,982         $  .21
          Effect of options          --              382
     -------------------------------------------------------------------
     Diluted EPS                   $4,010         19,364         $  .21
     -------------------------------------------------------------------
     -------------------------------------------------------------------

     At March 31, 1998 and 1997, there were outstanding options to purchase 11,066 and 279,600 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as there effect would have been anti-diluted.


(4)  QUARTERLY CASH DIVIDENDS

     The Company has declared 39 consecutive quarterly cash dividends. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared May 5, 1998, to shareholders of record on May 18, 1998, which is payable May 29, 1998.


(5)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. This statement is effective for financial statements issued for years beginning after December 15, 1997. Accordingly, the Company will adopt SFAS No. 131 in its December 31, 1998 consolidated financial statements.

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components.

The composition of accumulated other comprehensive income is as follows:

                                                                                     Total
                                                                                  Accumulated
                                       Foreign Currency   Unrealized Gains   Other Comprehensive
                                             Items          on Securities           Income
                                       ----------------   ----------------   -------------------
     Balance as of December 31, 1997        $(5,290)            $ 416              $(4,874)
     Current period change                       42              (125)                 (83)
                                            -------             -----              -------
     Balance as of March 31, 1998           $(5,248)            $ 291              $(4,957)
                                            -------             -----              -------
                                            -------             -----              -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated Financial Statements, the Notes there to and Management's Discussion and Analysis included the Company's Annual Report for the year ended December 31, 1997.

RESULTS OF OPERATIONS

The following table identifies (i) the relationship that net income items disclosed in the consolidated condensed financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.

                                   (Dollar Amounts in Thousands)
                                             (Unaudited)

                 (i)
          Income and Expense                                                   (ii)
      Items as a Percent of Sales                                  Three Months Ended March 31
      ---------------------------                                         1998 to 1997
          Three Months Ended                                       ---------------------------
               March 31                                              Amount of       Percent
      --------------------------       Income and                    Increase/         of
       1998               1997         Expense Items                (Decrease)       Change
      ------            -------        -------------                -----------      -------
      100.00%            100.00%       Sales revenue                   $7,458          11.00%
      ------            -------                                     -----------      -------

       17.99              17.78        Cost of sales                    1,482          12.29
       46.76              46.30        Volume incentives                3,795          12.08
       24.82              26.47        SG&A expenses                      733           4.08
      ------            -------                                     -----------      -------

       89.57              90.55                                         6,010           9.79
      ------            -------                                     -----------      -------

       10.43               9.45        Operating income                 1,448          22.59
      ------            -------                                     -----------      -------

        0.61               0.67        Interest and other income          (80)         (1.71)
       (0.02)                --        Interest expense                    (7)        (63.64)
       (0.32)             (0.25)       Foreign exchange gain (loss)       (75)        (45.18)
        0.17               0.11        Minority interest                   58          81.69
      ------            -------                                     -----------      -------

        0.44               0.53                                           (32)         (8.86)
      ------            -------                                     -----------      -------
                                       Income before provision
       10.87               9.98         for income taxes                1,416          20.91

        4.41               4.07        Provision for income taxes         559          20.25
      ------            -------                                     -----------      -------
        6.46%              5.91%       Net income                    $    857          21.37%
      ------            -------                                     -----------      -------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SALES REVENUE:

     The Company reported record consolidated sales revenue for the three months ended March 31, 1998. Sales revenue for the three months ended March 31, 1998, was $75.3 million compared to $67.8 million in the same period the prior year, an increase of 11 percent.

     Management believes the increase in sales for the three-month period is attributable to the expansion of the Company's independent sales force, a continued increase of consumer awareness and interest in natural health and nutritional products and incentives the Company offers to its independent sales force. Sales revenue in the Company's domestic operations was $49.5 million for the three months ended March 31, 1998, an increase of 11 percent over the same period the prior year. Domestic sales revenue was impacted by decreased sales in the Hispanic market.

     The Company's international operations reported sales revenue of $25.8 million for the three-month period ended March 31, 1998, an increase of 10 percent compared to the same period in 1997. However, the Company experienced a decrease in sales revenue in its Asia Pacific markets, primarily due to the devaluation in the Japanese yen. Price increases are planned in this market to adjust for the devaluation that has taken place. Management believes that the price increases will be acceptable to its sales force and will result in increased sales revenue. The Company also had a decrease in operating income which resulted primarily from losses associated with the Company's new subsidiary in South Korea, which began operations in the fourth quarter of 1997.

     The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers was

15,758 at March 31, 1998, compared to 13,946 at March 31, 1997, an increase of 13 percent. The number of Distributors at March 31, 1998, was approximately 552,000 compared to 523,040 at March 31, 1997.

COST OF GOODS SOLD:

     The Company experienced a slight increase in cost of goods sold, as a percentage of sales, for the three months ended March 31, 1998, compared to the same period last year. The increase in cost of goods sold, as a percentage of sales, was primarily related to freight and duty costs in the Company's international operations. Management expects cost of goods sold to decrease slightly as a percent of sales during the remainder of 1998 as the result of efficiencies expected to be obtained in the Company's manufacturing operations.

VOLUME INCENTIVES:

     Volume incentives are an integral part of the Company's direct sales marketing program and are payments to independent sales force members for reaching certain levels of sales performance and organizational development. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. The increase in volume incentives, as a percent of sales, for the three months ended March 31, 1998, is primarily related to the development of the sales leader organizations in Brazil, Mexico and Venezuela.

     Management expects volume incentives to remain relatively constant, as a percent of sales, during the remainder of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

     The Company experienced decreased selling, general and administrative expenses (SG&A), as a percent of sales, during the period ended March 31, 1998. The decrease, as a percent of sales, was the result of improved budgetary and cost controls.

     Management expects SG&A to decrease, as a percent of sales, for the year ended December 31, 1998.

SEGMENT INFORMATION:

     Segment information for the three months ended March 31, 1998, compared to the previous year are as follows:


SALES REVENUE                                 (Dollars in Thousands)
                                                    (Unaudited)
                                                1998            1997
                                              --------        -------
    DOMESTIC SALES REVENUE                    $ 49,496        $44,428
                                              --------        -------

    INTERNATIONAL SALES REVENUE:
         Americas                               22,316         19,489
         Asia Pacific                            2,432          2,914
         Other                                   1,039            994
                                              --------        -------
    TOTAL INTERNATIONAL                         25,787         23,397
                                              --------        -------
    TOTAL SALES REVENUE                       $ 75,283        $67,825
                                              --------        -------


OPERATING INCOME                              (Dollars in Thousands)
                                                    (Unaudited)
                                                1998            1997
                                              --------        -------
    DOMESTIC OPERATING INCOME                 $  6,000        $ 4,935
                                              --------        -------

    INTERNATIONAL OPERATING INCOME:
         Americas                                2,276          1,396
         Asia Pacific                             (559)           (17)
         Other                                     141             96
                                              --------        -------
    TOTAL INTERNATIONAL                          1,858          1,475
                                              --------        -------
    TOTAL OPERATING INCOME                    $  7,858        $ 6,410
                                              --------        -------

                                              (Dollars in Thousands)
                                                    (Unaudited)
                                                1998            1997
                                              --------        -------
ASSETS

    DOMESTIC ASSETS                          $  67,431        $57,611
                                              --------        -------

    INTERNATIONAL ASSETS:
         Americas                               33,890         31,474
         Asia Pacific                            5,269          3,881
         Other                                     616            588
                                              --------        -------
    TOTAL INTERNATIONAL                         39,775         35,943
                                              --------        -------
    TOTAL ASSETS                              $107,206        $93,554
                                              --------        -------

BALANCE SHEET

ACCOUNTS RECEIVABLE

     Accounts receivable increased approximately $1.4 million during the three months ended March 31, 1998. The increase in receivables is primarily related to the Company's domestic operation. During the month of March the Company extended credit to certain high level domestic independent distributors, associated with certain promotions.

ACCRUED VOLUME INCENTIVES

     Accrued volume incentives increased approximately $2.7 million during the month of March as a direct result of increased sales revenue.

ACCRUED LIABILITIES

     Accrued liabilities increased approximately $4.2 million during the three months ended March 31, 1998. The increase is primarily the result of accruals associated with the Company's sales conventions and travel programs.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased approximately $9.6 million for the
three months ended    March 31, 1998.  The increase in cash is primarily the
result of the increased sales and net income as well as increases in accrued liabilities.

     Management believes the Company's stock is an attractive investment and, from time to time pursuant to its recently announced 500,000 share stock buyback program, may utilize a portion of its available cash to purchase up to the remaining balance of approximately 416,000 shares of its stock as market conditions warrant. During the first quarter of 1998, the Company acquired $2.1 million, or approximately 84,000 shares, of treasury stock as part of the 500,000 share buyback program.

     During 1997, the Company began expansion of its domestic manufacturing and warehouse facilities. The Company paid approximately $1.5 million during the three months ended March 31, 1998, for continued construction costs. The new facility will be completed during the second quarter of 1998. Management expects to fund the remaining $1.8 million of the project from working capital.

     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that the ultimate disposition of these matters will not have a material affect upon the Company's consolidated results of operations or financial position.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other items of this Form 10-Q may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may related but not be limited to projections of revenues, income or loss, capital expenditures, the expected development schedule of existing real estate projects, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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

                         NATURE'S SUNSHINE PRODUCTS, INC.


Date:  May 13, 1998      /s/ Daniel P. Howells
                         ------------------------------------------------------
                         Daniel P. Howells, President & Chief Executive Officer


Date:  May 13, 1998      /s/ Craig D. Huff
                         ------------------------------------------------------
                         Craig D. Huff, Chief Financial Officer