Form 10-Q
period 1998-06-30
NATURES SUNSHINE PRODUCTS INC
filed 1998-08-14
CIK 275053

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

                 For the Quarterly Period Ended June 30, 1998

                                      OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _________________to __________________


                            Commission File #0-8707


                       NATURE'S SUNSHINE PRODUCTS, INC.
                       --------------------------------
                          (Exact Name of Registrant)

             Utah                                   87-0327982
   -----------------------         ---------------------------------------
   (State of Incorporation)        (I.R.S. Employer Identification Number)


                              75 East 1700 South
                              Provo, Utah  84606
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
The number of shares of common stock, without par value, outstanding as of August 10, 1998, was 18,389,699.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Amounts In Thousands)
                                  (UNAUDITED)


                                              June 30         December 31
                                                1998             1997
                                             --------         -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                 $ 34,970           $27,813
   Accounts receivable, net                     9,074             7,465
   Inventories                                 19,352            19,555
   Prepaid expenses and other                   8,827            11,197
                                             --------           -------

      Total Current Assets                     72,223            66,030

PROPERTY, PLANT AND
   EQUIPMENT, net                              26,390            23,711

LONG-TERM INVESTMENTS                           3,276             3,468

OTHER ASSETS                                    3,563             2,587
                                             --------           -------
                                             $105,452           $95,796
                                             --------           -------
                                             --------           -------


           The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                            (Amounts In Thousands)
                                  (UNAUDITED)


                                                          June 30     December 31
                                                           1998           1997
                                                         --------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term debt                                         $  1,828       $  2,665
 Accounts payable                                           5,093          5,094
 Accrued volume incentives                                 11,114          9,531
 Accrued liabilities                                       11,605          7,223
 Income taxes payable                                       1,901          2,946
                                                         --------       --------

  Total Current Liabilities                                31,541         27,459
                                                         --------       --------

DEFERRED INCOME TAXES                                       1,674          1,480
                                                         --------       --------

SHAREHOLDERS' EQUITY:
 Common stock, no par value, 20,000 shares
  authorized; 19,446 shares issued                         37,981         37,896
 Retained earnings                                         60,925         51,190
 Treasury stock, at cost, 1,008 and 861
  shares at June 30, 1998 and December 31,
  1997, respectively                                      (21,525)       (17,278)
 Receivables due from related parties                         ---            (77)
 Unrealized gain on securities available for sale             302            416
 Cumulative translation adjustments                        (5,446)        (5,290)
                                                         --------       --------

  Total Shareholders' Equity                               72,237         66,857
                                                         --------       --------

                                                         $105,452       $ 95,796
                                                         --------       --------
                                                         --------       --------


           The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Amounts In Thousands, Except Per-Share Information)
                                  (Unaudited)


                                                      Three Months Ended
                                                            June 30
                                                   -------------------------
                                                    1998              1997
                                                   -------           -------
SALES REVENUE                                      $77,201           $71,411
                                                   -------           -------

COSTS AND EXPENSES:
    Cost of goods sold                              13,646            13,405
    Volume incentives                               35,474            33,319
    Selling, general and administrative             18,858            16,720
                                                   -------           -------

                                                    67,978            63,444
                                                   -------           -------

OPERATING INCOME                                     9,223             7,967
                                                   -------           -------

OTHER INCOME (EXPENSE):

    Interest and other income                          494               559
    Interest expense                                   (10)              (11)
    Foreign exchange gain                              102                48
    Minority interest                                  114                76
                                                   -------           -------

                                                       700               672
                                                   -------           -------

INCOME BEFORE PROVISION FOR INCOME TAXES             9,923             8,639

PROVISION FOR INCOME TAXES                           3,818             3,392
                                                   -------           -------

NET INCOME                                         $ 6,105           $ 5,247
                                                   -------           -------
                                                   -------           -------

BASIC NET INCOME PER COMMON SHARE                  $  0.33           $  0.28
                                                   -------           -------
                                                   -------           -------

WEIGHTED AVERAGE BASIC SHARES                       18,477            18,627
                                                   -------           -------
                                                   -------           -------

DILUTED NET INCOME PER COMMON SHARE                $  0.32           $  0.28
                                                   -------           -------
                                                   -------           -------

WEIGHTED AVERAGE DILUTED SHARES                     18,791            18,947
                                                   -------           -------
                                                   -------           -------


      The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Amounts In Thousands, Except Per-Share Information)
                                  (Unaudited)


                                                            Six Months Ended
                                                                 June 30
                                                         -----------------------
                                                           1998           1997
                                                         --------       --------
SALES REVENUE                                            $152,484       $139,236
                                                         --------       --------

COSTS AND EXPENSES:
 Cost of goods sold                                        27,187         25,465
 Volume incentives                                         70,673         64,723
 Selling, general and administrative                       37,543         34,671
                                                         --------       --------

                                                          135,403        124,859
                                                         --------       --------

OPERATING INCOME                                           17,081         14,377
                                                         --------       --------

OTHER INCOME (EXPENSE):
 Interest and other income                                    953          1,026
 Interest expense                                             (28)           (22)
 Foreign exchange loss                                       (139)          (118)
 Minority interest                                            243            147
                                                         --------       --------

                                                            1,029          1,033
                                                         --------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES                   18,110         15,410

PROVISION FOR INCOME TAXES                                  7,138          6,154
                                                         --------       --------

NET INCOME                                               $ 10,972       $  9,256
                                                         --------       --------
                                                         --------       --------

BASIC NET INCOME PER COMMON SHARE                        $   0.59       $   0.49
                                                         --------       --------
                                                         --------       --------

WEIGHTED AVERAGE BASIC SHARES                              18,532         18,804
                                                         --------       --------
                                                         --------       --------

DILUTED NET INCOME PER COMMON SHARE                       $  0.58        $  0.48
                                                         --------       --------
                                                         --------       --------

WEIGHTED AVERAGE DILUTED SHARES                            18,871         19,152
                                                         --------       --------
                                                         --------       --------


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


                                                           Six Months Ended
                                                                June 30
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales revenue                      $150,619       $136,164
  Cash paid as volume incentives                         (69,090)       (62,791)
  Cash paid to suppliers and employees                   (55,363)       (52,147)
  Interest paid                                              (28)           (23)
  Interest received                                        1,070          1,062
  Income taxes paid                                       (7,990)        (5,121)
                                                        --------       --------

    Net Cash Provided by Operating Activities             19,218         17,144
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (4,818)        (1,859)
  Sale of long-term investments                               77             66
  Payments received on long-term receivables                  94            106
  Purchase of other assets                                  (641)          (392)
  Minority interest elimination                             (243)            76
  Proceeds from sale of property & equipment                  51            ---
                                                        --------       --------

    Net Cash Used in Investing Activities                 (5,480)        (2,003)
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of cash dividends                               (1,237)        (1,252)
  Purchase of treasury stock                              (5,521)       (14,447)
  (Repayments) Proceeds of short-term debt                  (836)           108
  Proceeds from exercise of stock options                  1,041          1,148
  Tax benefit from stock option exercise                     318            415
  Issuance of treasury stock                                 ---              9
                                                        --------       --------

    Net Cash Used in Financing Activities                 (6,235)       (14,019)
                                                        --------       --------

EFFECT OF EXCHANGE RATES ON CASH                            (346)          (140)
                                                        --------       --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                             7,157            982

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    27,813         27,879
                                                        --------       --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                        $ 34,970       $ 28,861
                                                        --------       --------
                                                        --------       --------


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


                                                            Six Months Ended
                                                                 June 30
                                                          ----------------------
                                                            1998           1997
                                                          -------        -------
NET INCOME                                                $10,972        $ 9,256
                                                          -------        -------
 Bad debt expense                                              70             97
 Depreciation and amortization                              2,535          2,243
 Gain on sale of property and equipment                       (25)           ---
 Increase in accounts receivable                           (1,679)        (3,015)
 Decrease in inventories                                      203          3,835
 Decrease in prepaid expenses & other assets                1,839             17
 (Decrease) Increase in income taxes payable               (1,045)           985
 Increase in accrued liabilities and volume incentives      5,965          2,762
 (Decrease) Increase in accounts payable                       (1)         1,061
 Increase in deferred income taxes                            194             46
 Cumulative translation adjustments                           190           (143)
                                                          -------        -------

   Total Adjustments                                        8,246          7,888
                                                          -------        -------

   Net Cash Provided by Operating Activities              $19,218        $17,144
                                                          -------        -------
                                                          -------        -------


      The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

               NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                         (Dollar Amounts In Thousands)
                                  (UNAUDITED)


                                                            Six Months Ended
                                                                 June 30
                                                          ----------------------
                                                            1998           1997
                                                          -------         ------
NET INCOME                                                $10,972         $9,256
                                                          -------         ------

OTHER COMPREHENSIVE INCOME, net of tax
 Foreign currency translation adjustments                    (156)          (282)
 Unrealized holding losses arising during the period         (114)           ---
                                                          -------         ------

   Total other comprehensive income, net of tax              (270)          (282)
                                                          -------         ------

COMPREHENSIVE INCOME, net of tax                          $10,702         $8,974
                                                          -------         ------
                                                          -------         ------


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

    These consolidated condensed financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the periods presented. All of the adjustments which have been made in these consolidated condensed financial statements are of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1997.

(2) INVENTORIES

    Inventories consist of:


                                      June 30         December 31
                                        1998              1997
                                      -------         -----------
    Raw materials                     $ 6,410           $ 5,912
    Work in process                     1,304             1,455
    Finished goods                     11,638            12,188
                                      -------           -------
                                      $19,352           $19,555
                                      -------           -------
                                      -------           -------


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

     As of June 30, 1998, the Company had a total of 1,165 options outstanding. The options were all granted at market prices and have a weighted average exercise price of $13.45.

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the six months ended:


                                 Net Income        Shares         Per Share
                                 (Numerator)    (Denominator)       Amount
--------------------------------------------------------------------------------
   June 30, 1998
--------------------------------------------------------------------------------
   Basic EPS                       $10,972          18,532           $0.59
      Effect of options                ---             339
--------------------------------------------------------------------------------
   Diluted EPS                     $10,972          18,871           $0.58
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   June 30, 1997
--------------------------------------------------------------------------------
   Basic EPS                        $9,256          18,804           $0.49
      Effect of options                ---             348
--------------------------------------------------------------------------------
   Diluted EPS                      $9,256          19,152           $0.48
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


    At June 30, 1998 and 1997, there were outstanding options to purchase 18 and 440 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(4)  EQUITY TRANSACTIONS

    The Company has declared 40 consecutive quarterly cash dividends. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared July 29, 1998, to shareholders of record on August 10, 1998 and is payable August 19, 1998.

    During the six months ended June 30, 1998, the Company acquired 236,000 shares of treasury stock as part of its 500,000 share buyback program. Subsequent to the end of the second quarter, the Company has purchased an additional 128,000 shares of treasury stock.

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

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of this statement will not have a material effect on the Company's consolidated financial statements as the Company does not currently hold any derivative or hedging instruments.

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components.

     The composition of accumulated other comprehensive income, net of tax, is as follows:


                                                                      Total
                                                                   Accumulated
                                        Foreign      Unrealized       Other
                                        Currency      Gains on    Comprehensive
                                         Items       Securities     Income
                                        --------     ----------   -------------
 Balance as of December 31, 1997        $(5,290)        $ 416        $(4,874)
 Current period change                     (156)         (114)          (270)
                                        -------         -----        -------
 Balance as of June 30, 1998            $(5,446)        $ 302        $(5,144)
                                        -------         -----        -------
                                        -------         -----        -------


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

                         (Dollar Amounts in Thousands)
                              (Unaudited)


          (i)                                                         (ii)
    Income and Expense
Items as a Percent of Sales                                 Three Months Ended June 30
---------------------------                                      1998 to 1997
    Three Months Ended                                      --------------------------
          June 30                                            Amount of        Percent
---------------------------    Income and                    Increase/          of
    1998           1997        Expense Items                 (Decrease)       Change
  ------         ------        -------------                 ----------       ------
   100.0%         100.0%       Sales revenue                   $5,790           8.1%
  ------         ------                                        ------          ----

    17.7           18.8        Cost of sales                      241           1.8
    45.9           46.6        Volume incentives                2,155           6.5
    24.4           23.4        SG&A expenses                    2,138          12.8
  ------         ------                                        ------          ----

    88.0           88.8        Total operating expenses         4,534           7.2
  ------         ------                                        ------          ----

    12.0           11.2        Operating income                 1,256          15.8
  ------         ------                                        ------          ----

     0.9            0.9        Other income and expenses           28           4.1
  ------         ------                                        ------          ----

                               Income before provision
    12.9           12.1        for income taxes                 1,284          14.9

     5.0            4.7        Provision for income taxes         426          12.6
  ------         ------                                        ------          ----

     7.9%           7.4%       Net income                      $  858          16.3%
  ------         ------                                        ------          ----
  ------         ------                                        ------          ----


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

                         (Dollar Amounts in Thousands)
                              (Unaudited)


          (i)                                                         (ii)
    Income and Expense
Items as a Percent of Sales                                  Six Months Ended June 30
---------------------------                                      1998 to 1997
     Six Months Ended                                      --------------------------
          June 30                                            Amount of        Percent
---------------------------    Income and                    Increase/          of
    1998           1997        Expense Items                 (Decrease)       Change
  ------         ------        -------------                 ----------       ------
   100.0%         100.0%       Sales revenue                   $13,248          9.5%
  ------         ------                                        -------         ----

    17.8           18.3        Cost of sales                     1,722          6.8
    46.4           46.5        Volume incentives                 5,950          9.2
    24.6           24.9        SG&A expenses                     2,872          8.3
  ------         ------                                        -------         ----

    88.8           89.7        Total operating expenses         10,544          8.4
  ------         ------                                        -------         ----

    11.2           10.3        Operating income                  2,704         18.8
  ------         ------                                        -------         ----

     0.7            0.8        Other income and expenses            (4)        (0.4)
  ------         ------                                        -------         ----

                               Income before provision
    11.9           11.1        for income taxes                  2,700         17.5
     4.7            4.4        Provision for income taxes          984         16.0
  ------         ------                                        -------         ----

     7.2%           6.7%       Net income                      $ 1,716         18.5%
  ------         ------                                        -------         ----
  ------         ------                                        -------         ----


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES REVENUE:

    The Company reported record consolidated sales revenue for the three and six months ended June 30, 1998. Sales revenue for the three months ended June 30, 1998, was $77.2 million compared to $71.4 million in the prior year, an increase of approximately 8 percent. Sales revenue for the six months ended June 30, 1998, was $152.5 million compared to $139.2 million in the prior year, an increase of approximately 10 percent.

    Management believes the increase in sales for the three- and six-month periods is attributable to the expansion of the Company's independent sales force, a continued increase of consumer awareness and interest in natural health and nutritional products and incentives the Company offers to its independent sales force. Sales revenue in the Company's domestic operations was $98.8 million for the six months ended June 30, 1998, an increase of approximately 10 percent over the same period in the prior year. Domestic sales revenue was impacted by decreased sales in the Hispanic market and increased competition in the nutritional supplement market.

     The Company's international operations reported sales revenue of $53.7 million for the six months ended June 30, 1998, an increase of 8 percent compared to the same period in 1997. The declining rate of growth of international sales revenue was primarily the result of the increased valuation of the U.S. dollar against foreign currencies. International operations which reported the most significant foreign currency impact were Brazil, Colombia, Venezuela, Mexico and Japan. Price increases are planned in various markets to adjust for the foreign currency devaluation that have taken place. Management believes that the price increases will be acceptable to its sales force and will result in increased sales revenue. The Company also experienced a decrease in operating income which resulted primarily from losses associated with the Company's subsidiary in South Korea, which began operations in the fourth quarter of 1997.

    The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers was 15,606 at June 30, 1998, compared to 13,776 at December 31, 1997, an increase of approximately 13 percent. The number of Distributors at June 30, 1998, was approximately 619,000 compared to approximately 660,000 at December 31, 1997. The decrease in the number of Distributors is primarily the result of restrictions placed on the qualification requirements in two of the Company's international operations.

COST OF GOODS SOLD:

    For the three and six months ended June 30, 1998, the Company experienced a decrease in cost of goods sold, as a percentage of sales, of 1.10 percent and
 .5 percent, respectively, compared to the same period in the prior year. The decrease in cost of goods sold, as a percentage of sales, was primarily related to a price increase of approximately 2 percent that was effected in the Company's domestic operations on April 1, 1998.

    Management expects cost of goods sold to remain relatively constant as a percent of sales during the remainder of 1998.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

    The Company experienced increased selling, general and administrative expenses (SG&A), as a percent of sales, during the three-month period ended June 30, 1998. The increase, as a percent of sales, was primarily the result of costs associated with conventions and incentives for the Company's independent sales force. Costs associated with the Company's annual conventions were accrued over the qualification period, which ended June 30, 1998. Selling, general and administrative expenses for the six months ended June 30, 1998, decreased slightly, as a percent of sales, as the result of increased budgetary controls and management's efforts to reduce expenses.

    Management expects SG&A to decrease, as a percent of sales, for the year ended December 31, 1998.

SEGMENT INFORMATION:

    Segment information for the six months ended June 30, 1998, compared to the previous year are as follows:


SALES REVENUE                                       (Dollars in Thousands)
                                                         (Unaudited)
                                                     1998             1997
                                                   --------          --------
     DOMESTIC SALES REVENUE                        $ 98,761          $ 89,474
     INTERNATIONAL SALES REVENUE:
         Americas                                    46,445            41,995
         Asia Pacific                                 5,040             5,633
         Other                                        2,238             2,134
                                                   --------          --------
     TOTAL INTERNATIONAL                             53,723            49,762
                                                   --------          --------
     TOTAL SALES REVENUE                           $152,484          $139,236
                                                   --------          --------
                                                   --------          --------



OPERATING INCOME                                        (Dollars in Thousands)
                                                             (Unaudited)
                                                          1998          1997
                                                        --------      -------
    DOMESTIC OPERATING INCOME                           $ 13,519      $11,114
                                                        --------      -------

    INTERNATIONAL OPERATING INCOME (LOSS):
       Americas                                            4,347        3,171
       Asia Pacific                                       (1,248)        (171)
       Other                                                 463          263
                                                        --------      -------
    TOTAL INTERNATIONAL                                    3,562        3,263
                                                        --------      -------
    TOTAL OPERATING INCOME                              $ 17,081      $14,377
                                                        --------      -------
                                                        --------      -------



                                          (Dollars in Thousands)
                                               (Unaudited)

                                                        June 30     December 31
ASSETS                                                    1998         1997
                                                        --------    ----------

    DOMESTIC ASSETS                                     $ 65,734      $58,700
                                                        --------      -------
    INTERNATIONAL ASSETS:
       Americas                                           33,749       31,818
       Asia Pacific                                        5,321        4,685
       Other                                                 648          593
                                                        --------      -------
    TOTAL INTERNATIONAL                                   39,718       37,096
                                                        --------      -------
    TOTAL ASSETS                                        $105,452      $95,796
                                                        --------      -------
                                                        --------      -------


BALANCE SHEET

ACCOUNTS RECEIVABLE

    Accounts receivable increased approximately $1.6 million during the six months ended June 30, 1998. The increase in receivables is primarily related to the Company's growing international operations.

ACCRUED VOLUME INCENTIVES

    Accrued volume incentives increased approximately $1.6 million during the month of June as a direct result of increased sales revenue.

ACCRUED LIABILITIES

    Accrued liabilities increased approximately $4.4 million during the six months ended June 30, 1998. The increase is primarily the result of accruals associated with the Company's sales conventions and travel programs.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased approximately $7.2 million for the six months ended June 30, 1998. The increase in cash is primarily the result of the increased sales and net income as well as increases in accrued liabilities.

    Management believes the Company's stock is an attractive investment and, from time to time pursuant to its previously announced 500,000 share stock buyback program, may utilize a portion of its available cash to purchase up to the remaining balance of approximately 264,000 shares of its stock as market conditions warrant. During the six months ended June 30, 1998, the Company acquired $5.5 million, or approximately 236,000 shares, of treasury stock as part of the 500,000 share buyback program.

     During 1997, the Company began expansion of its domestic manufacturing and warehouse facilities. The Company paid approximately $3.5 million during the six months ended June 30, 1998, for continued construction costs. The new facility was completed during the second quarter of 1998. Total costs associated with the expansion were approximately $6.2 million. The entire amount was financed from working capital.

    The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations or financial position.

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

THE YEAR 2000 ISSUE

     The Company has formed a committee to address the Year 2000 issue and is in the process of insuring that its internal computer systems are Year 2000 compliant. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant. Management is not presently aware of any Year 2000 issues that have been encountered by any such third-party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on May 18, 1998, the stockholders re-elected the following persons to three-year terms to the Board of Directors:


                                                        WITHHOLD
        NOMINEE                      FOR               AUTHORITY
        ----------------         ----------            ---------
        Robert H. Daines         11,732,687             69,142
        Eugene L. Hughes         11,735,184             66,646


    Kristine F. Hughes, Daniel P. Howells, Merrill Gappmayer, Pauline T. Hughes and Douglas Faggioli also serve as directors of the Company, and their terms of office continued after the Annual Meeting.

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


                                         NATURE'S SUNSHINE PRODUCTS, INC.


Date:  August 13, 1998                   /s/ Daniel P. Howells
                                         ---------------------------------------
                                         Daniel P. Howells, President &
                                         Chief Executive Officer


Date:  August 13, 1998                   /s/ Craig D. Huff
                                         ---------------------------------------
                                         Craig D. Huff, Chief Financial Officer