Form 10-Q
period 1998-09-30
NATURES SUNSHINE PRODUCTS INC
filed 1998-11-12
CIK 275053

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
 (Mark One)

          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                                 (801) 342-4300
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X                  No
                                  -----                   -----

The number of shares of common stock, without par value, outstanding as of November 11, 1998, was 18,140,649.

==============================================================================

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Amounts In Thousands)
                                   (Unaudited)

                                                 September 30     December 31
                                                     1998             1997
                                                 ------------     -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 31,727        $ 27,813
  Accounts receivable, net                            9,390           7,465
  Inventories                                        20,958          19,555
  Prepaid expenses and other                          8,735          11,197
                                                   --------        --------

      Total Current Assets                           70,810          66,030

PROPERTY, PLANT AND
  EQUIPMENT, net                                     26,153          23,711

LONG-TERM INVESTMENTS                                 3,257           3,468

OTHER ASSETS                                          3,397           2,587
                                                   --------        --------

                                                   $103,617        $ 95,796
                                                   --------        --------
                                                   --------        --------

                     The accompanying notes to the financial
              statements are an integral part of these consolidated
                         condensed financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                             (Amounts In Thousands)
                                   (UNAUDITED)

                                                     September 30   December 31
                                                         1998          1997
                                                     ------------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                                      $  1,624       $  2,665
  Accounts payable                                        5,738          5,094
  Accrued volume incentives                              10,035          9,531
  Accrued liabilities                                    10,855          7,223
  Income taxes payable                                    2,709          2,946
                                                       --------       --------

      Total Current Liabilities                          30,961         27,459
                                                       --------       --------

LONG-TERM LIABILITIES                                     1,877          1,480
                                                       --------       --------

SHAREHOLDERS' EQUITY:
  Common stock, no par value, 20,000 shares
    authorized; 19,446 shares issued                     37,218         37,896
  Retained earnings                                      66,371         51,190
  Treasury stock, at cost, 1,225 and 861
    shares at September 30, 1998 and
    December 31, 1997, respectively                     (25,771)       (17,278)
  Receivables due from related parties                      ---            (77)
  Other comprehensive income, net of tax                 (7,039)        (4,874)
                                                       --------       --------

      Total Shareholders' Equity                         70,779         66,857
                                                       --------       --------
                                                       $103,617       $ 95,796
                                                       --------       --------
                                                       --------       --------

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

                                              Three Months Ended
                                                 September 30
                                              ------------------
                                                1998       1997
                                              -------    -------
SALES REVENUE                                 $73,456    $71,589
                                              -------    -------

COSTS AND EXPENSES:
    Cost of goods sold                         13,155     12,756
    Volume incentives                          33,628     33,424
    Selling, general and administrative        17,774     17,272
                                              -------    -------

                                               64,557     63,452
                                              -------    -------

OPERATING INCOME                                8,899      8,137

OTHER INCOME                                      749        683
                                              -------    -------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                              9,648      8,820

PROVISION FOR INCOME TAXES                      3,589      3,414
                                              -------    -------

NET INCOME                                    $ 6,059    $ 5,406
                                              -------    -------
                                              -------    -------

BASIC NET INCOME PER COMMON SHARE             $  0.33    $  0.29
                                              -------    -------
                                              -------    -------
WEIGHTED AVERAGE BASIC SHARES                  18,341     18,411
                                              -------    -------
                                              -------    -------
DILUTED NET INCOME PER COMMON SHARE           $  0.33    $  0.29
                                              -------    -------
                                              -------    -------
WEIGHTED AVERAGE DILUTED SHARES                18,548     18,850
                                              -------    -------
                                              -------    -------

               The accompanying notes to the financial statements
                   are an integral part of these consolidated
                         condensed financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (Amounts In Thousands, Except Per-Share Information)
                                   (UNAUDITED)

                                              Nine Months Ended
                                                  September 30
                                              -------    -------
                                                1998       1997
                                              -------    -------
SALES REVENUE                                 $225,940   $210,825
                                              --------   --------

COSTS AND EXPENSES:
    Cost of goods sold                          40,342     38,222
    Volume incentives                          104,301     98,146
    Selling, general and administrative         55,317     51,943
                                              --------   --------

                                               199,960    188,311
                                              --------   --------

OPERATING INCOME                                25,980     22,514

OTHER INCOME                                     1,778      1,716
                                              --------   --------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                              27,758     24,230

PROVISION FOR INCOME TAXES                      10,727      9,567
                                              --------   --------

NET INCOME                                    $ 17,031   $ 14,663
                                              --------   --------
                                              --------   --------

BASIC NET INCOME PER COMMON SHARE             $   0.92   $   0.79
                                              --------   --------
                                              --------   --------

WEIGHTED AVERAGE BASIC SHARES                   18,467     18,671
                                              --------   --------
                                              --------   --------

DILUTED NET INCOME PER COMMON SHARE           $   0.91   $   0.77
                                              --------   --------
                                              --------   --------

WEIGHTED AVERAGE DILUTED SHARES                 18,764     19,051
                                              --------   --------
                                              --------   --------

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

                                                                              Nine Months Ended
                                                                                September 30
                                                                        ----------------------------
                                                                           1998               1997
                                                                        ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash received from sales revenue                                 $224,004           $207,933
        Cash paid as volume incentives                                   (103,797)           (96,211)
        Cash paid to suppliers and employees                              (88,082)           (85,518)
        Interest paid                                                         (37)              (141)
        Interest received                                                   1,533              1,876
        Income taxes paid                                                 (10,714)            (8,498)
                                                                        ---------           --------

              Net Cash Provided by Operating Activities                    22,907             19,441
                                                                        ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                               (5,678)            (3,709)
        Sale (Purchase) of long-term investments                              156               (915)
        Payments received on long-term receivables                            130                345
        Purchase of other assets                                             (554)              (646)
        Minority interest elimination                                        (293)               156
                                                                        ---------           --------

              Net Cash Used in Investing Activities                        (6,239)            (4,769)
                                                                        ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of cash dividends                                          (1,849)            (1,868)
        Purchase of treasury stock                                        (10,888)           (19,186)
        Repayments of short-term debt                                      (1,041)               (46)
        Proceeds from exercise of stock options                             1,397              4,395
        Tax benefit from stock option exercise                                318              1,436
        Issuance of treasury stock                                            ---                 30
                                                                        ---------           --------

              Net Cash Used in Financing Activities                       (12,063)           (15,239)
                                                                        ---------           --------

EFFECT OF EXCHANGE RATES ON CASH                                             (691)              (339)
                                                                        ---------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                         3,914               (906)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                     27,813             27,879
                                                                        ---------           --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                        $  31,727          $  26,973
                                                                        ---------           --------
                                                                        ---------           --------

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

                                                                   Nine Months Ended
                                                                     September 30
                                                                 --------------------
                                                                   1998        1997
                                                                 --------    --------
NET INCOME                                                       $ 17,031    $ 14,663
                                                                 --------    --------

        Bad debt expense                                               80          65
        Depreciation and amortization                               3,777       3,363
        Gain on sale of property and equipment                        (66)        ---
        Increase in accounts receivable                            (2,005)     (2,673)
        Increase (decrease) in inventories                         (1,403)      2,986
        Decrease (increase) in prepaid expenses & other assets      1,982      (1,990)
        (Decrease) increase in income taxes payable                  (237)      1,031
        Increase in accrued liabilities and volume incentives       4,136       1,843
        Increase in accounts payable                                  644         608
        Increase in deferred income taxes                             251          37
        Cumulative translation adjustments                         (1,283)       (492)
                                                                 --------    --------

           Total Adjustments                                        5,876       4,778
                                                                 --------    --------

             Net Cash Provided by Operating Activities           $ 22,907    $ 19,441
                                                                 --------    --------
                                                                 --------    --------



            The accompanying notes to the financial statements
                are an integral part of these consolidated
                      condensed financial statements.

              NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                          (Amounts In Thousands)
                                (UNAUDITED)

                                                                           Nine Months Ended
                                                                              September 30
                                                                          ---------------------
                                                                           1998          1997
                                                                          -------       -------
NET INCOME                                                                $17,031       $14,663
                                                                          -------       -------

OTHER COMPREHENSIVE INCOME, net of tax
        Foreign currency translation adjustments                           (1,974)         (831)
        Unrealized losses on securities                                      (191)          ---
                                                                          -------       -------

            Total other comprehensive income, net of tax                   (2,165)          (831)
                                                                          -------       -------

COMPREHENSIVE INCOME, net of tax                                          $14,866       $13,832
                                                                          -------       -------
                                                                          -------       -------



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

     These consolidated condensed financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the periods presented. All of the adjustments which have been made in these consolidated condensed financial statements are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1997.

(2) INVENTORIES

Inventories consist of:

                                      September 30 December 31
                                          1998        1997
                                        -------     -------
        Raw materials                   $ 6,343     $ 5,912
        Work in process                   1,840       1,455
        Finished goods                   12,775      12,188
                                        -------     -------
                                        $20,958     $19,555
                                        -------     -------
                                        -------     -------

(3)  NET INCOME PER SHARE

     Basic net income per common share (Basic EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti- dilutive effect on net income per common share. Net income per common share amounts and share data have been restated for all periods presented to reflect basic and diluted per share presentations.

     As of September 30, 1998, the Company had a total of 1,120 options outstanding. The options were all granted at market prices and have a weighted average exercise price of $13.96.

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the nine months ended:

                                          Net Income          Shares           Per Share
                                          (Numerator)      (Denominator)         Amount
      -----------------------------------------------------------------------------------
      September 30, 1998
      -----------------------------------------------------------------------------------
      Basic EPS                                $17,031           18,467            $0.92
           Effect of stock options                 ---              297
      -----------------------------------------------------------------------------------
      Diluted EPS                              $17,031           18,764            $0.91
      -----------------------------------------------------------------------------------
      -----------------------------------------------------------------------------------
      September 30, 1997
      -----------------------------------------------------------------------------------
      Basic EPS                                $14,663           18,671            $0.79
           Effect of stock options                 ---              380
      -----------------------------------------------------------------------------------
      Diluted EPS                              $14,663           19,051            $0.77
      -----------------------------------------------------------------------------------
      -----------------------------------------------------------------------------------


     At September 30, 1998 and 1997, there were outstanding options to purchase 74 and 264 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(4)  EQUITY TRANSACTIONS

     The Company has declared 41 consecutive quarterly cash dividends. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared October 29, 1998, to shareholders of record on November 12, 1998 and is payable November 20, 1998.

     During September 1998, the Company completed its 500,000-share repurchase program that was authorized in January 1998. On September 23, 1998, the Board of Directors authorized the repurchase of an additional 500,000 shares of common stock as market conditions warrant. Since the end of the third quarter, the Company has purchased 95,000 shares.

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

     The composition of accumulated other comprehensive income, net of tax, is as follows:

                                                                                                      Total
                                                                          Unrealized               Accumulated
                                                Foreign Currency        Gains/Losses           Other Comprehensive
                                                     Items              on Securities                Income
                                                ----------------        -------------          -------------------
       Balance as of December 31, 1997              $(5,290)                $416                     $(4,874)
       Current period change                         (1,974)                (191)                     (2,165)
                                                   --------                -----                    --------
       Balance as of September 30, 1998             $(7,264)                $225                     $(7,039)
                                                   --------                -----                    --------
                                                   --------                -----                    --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis included in the Company's Annual Report for the year ended December 31, 1997.

RESULTS OF OPERATIONS

     The following table identifies (i) the relationship that net income items disclosed in the consolidated condensed financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.

                          (Dollar Amounts in Thousands)
                                   (UNAUDITED)

           (i)                                                                (ii)
    Income and Expense
Items as a Percent of Sales                                    Three Months Ended September 30
---------------------------                                               1998 to 1997
    Three Months Ended                                            --------------------------
      September 30                                                Amount of          Percent
---------------------------        Income and                      Increase             of
  1998               1997          Expense Items                  (Decrease)          Change
--------           --------        -------------                  ----------          ------

  100.0%            100.0%         Sales revenue                    $1,867              2.6%
  ------            ------                                          ------

   17.9              17.8          Cost of sales                       399              3.1
   45.8              46.7          Volume incentives                   204              0.6
   24.2              24.1          SG&A expenses                       502              2.9
  ------            ------                                          ------

   87.9              88.6          Total operating expenses          1,105              1.7
  ------            ------                                          ------

   12.1              11.4          Operating income                    762              9.4

    1.0               0.9          Other income and expenses            66              9.7
  ------            ------                                          ------

                                   Income before provision
   13.1              12.3          for income taxes                    828              9.4

    4.9               4.7          Provision for income taxes          175              5.1
  ------            ------                                          ------

    8.2%              7.6%         Net income                      $   653             12.1%
  ------            ------                                          ------
  ------            ------                                          ------

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

                          (Dollar Amounts in Thousands)
                                   (UNAUDITED)

           (i)                                                                (ii)
    Income and Expense
Items as a Percent of Sales                                     Nine Months Ended September 30
---------------------------                                               1998 to 1997
    Nine Months Ended                                             --------------------------
      September 30                                                Amount of          Percent
---------------------------        Income and                      Increase             of
  1998               1997          Expense Items                  (Decrease)          Change
--------           --------        -------------                  ----------          ------

 100.0%             100.0%         Sales revenue                    $15,115             7.2%
 ------             ------                                          -------

  17.8               18.1          Cost of sales                      2,120             5.5
  46.2               46.6          Volume incentives                  6,155             6.3
  24.5               24.6          SG&A expenses                      3,374             6.5
 ------             ------                                          -------

  88.5               89.3          Total operating expenses          11,649             6.2
 ------             ------                                          -------

  11.5               10.7          Operating income                   3,466            15.4

   0.8                0.8          Other income and expenses             62             3.6
 ------             ------                                          -------

                                   Income before provision
  12.3               11.5          for income taxes                   3,528            14.6

   4.8                4.5          Provision for income taxes         1,160            12.1
 ------             ------                                          -------

   7.5%               7.0%         Net income                       $ 2,368            16.1%
 ------             ------                                          -------
 ------             ------                                          -------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES REVENUE:

     The Company reported record consolidated sales revenue for the three and nine months ended September 30, 1998. Sales revenue for the three months ended September 30, 1998, was $73.5 million compared to $71.6 million in the prior year, an increase of approximately 3 percent. Sales revenue for the nine months ended September 30, 1998, was $225.9 million compared to $210.8 million in the prior year, an increase of approximately 7 percent.

     Management believes the increase in sales for the three and nine months ended September 30, 1998, is attributable to the expansion of the Company's independent sales force, a continued increase of consumer awareness and interest in natural health and nutritional products and incentives the Company offers to its independent sales force. Sales revenue in the Company's domestic operations was $145.9 million for the nine months ended September 30, 1998, an increase of approximately 9 percent over the same period in the prior year. The domestic sales revenue growth rate was negatively impacted during the period by increased product and price competition in the nutritional supplement market. The Company expects competition to remain strong for the foreseeable future. Management is evaluating various programs and promotions in an effort to restore current growth rates to those experienced in the past. Domestic sales revenue of the Hispanic market increased approximately 7 percent during the third quarter of 1998, as compared to the same period the prior year, despite several successive quarters of declining sales revenue. These increases were the result of increased focus on and the introduction of several programs directed specifically at the Hispanic market.

     The Company's international operations reported sales revenue of $80.1 million for the nine months ended September 30, 1998, an increase of 4 percent compared to the same period in 1997. The declining rate of growth of international sales revenue was primarily the result of the increased valuation of the U.S. dollar against foreign currencies. International operations which reported the most significant foreign currency impacts were Brazil, Colombia, Venezuela, Mexico, Japan and Canada. Price increases are planned in various international markets to adjust for foreign currency devaluations. Management believes that the price increases will be acceptable to its sales force and will result in increased sales revenue. The Company also experienced a decrease in operating income in its Asia Pacific markets which resulted primarily from continued losses associated with the Company's subsidiary in South Korea, which began operations in the fourth quarter of 1997.

     The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers was 14,783 at September 30, 1998, compared to 13,776 at December 31, 1997, an increase of approximately 7 percent. The number of Distributors at September 30, 1998, was approximately 636,000 compared to approximately 660,000 at December 31, 1997. The decrease in the number of Distributors is primarily the result of restrictions placed on the qualification requirements in Colombia and Mexico.

COST OF GOODS SOLD:

     For the nine months ended September 30, 1998, the Company experienced a decrease in cost of goods sold, as a percentage of sales, of 0.30 percent compared to the same period in the prior year. The decrease in cost of goods sold, as a percentage of sales, was primarily related to a price increase of approximately 2 percent that was effected in the Company's domestic operations on April 1, 1998.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

     Selling, general and administrative expenses for the nine months ended September 30, 1998, decreased slightly, as a percent of sales, as the result of increased budgetary controls and management's efforts to reduce expenses.

     Management expects SG&A to slightly decrease, as a percent of sales, for the year ended December 31, 1998, as compared to the year ended December 31, 1997.

SEGMENT INFORMATION:

     Segment information for the nine months ended September 30, 1998, compared to the previous year are as follows:

SALES REVENUE                                                (Dollars in Thousands)
                                                                  (UNAUDITED)
                                                            1998                1997
                                                          --------            --------
       DOMESTIC SALES REVENUE                             $145,880            $133,805
                                                          --------            --------

       INTERNATIONAL SALES REVENUE:
             Americas                                       68,354              65,183
             Asia Pacific                                    8,335               8,643
             Other                                           3,371               3,194
                                                          --------            --------
       TOTAL INTERNATIONAL                                  80,060              77,020
                                                          --------            --------
       TOTAL SALES REVENUE                                $225,940            $210,825
                                                          --------            --------
                                                          --------            --------

OPERATING INCOME                                              (Dollars in Thousands)
                                                                     (UNAUDITED)
                                                            1998                1997
                                                          --------            --------
       DOMESTIC OPERATING INCOME                           $20,558             $17,947
                                                          --------            --------

       INTERNATIONAL OPERATING INCOME (LOSS):
             Americas                                        6,414               4,693
             Asia Pacific                                   (1,649)               (578)
             Other                                             657                 452
                                                          --------            --------
       TOTAL INTERNATIONAL                                   5,422               4,567
                                                          --------            --------
        TOTAL OPERATING INCOME                            $ 25,980            $ 22,514
                                                          --------            --------
                                                          --------            --------

                                                              (Dollars in Thousands)
                                                                     (UNAUDITED)
ASSETS                                                      1998                1997
                                                          --------            --------
        DOMESTIC ASSETS                                   $ 64,774            $ 58,700
                                                          --------            --------

        INTERNATIONAL ASSETS:
             Americas                                       32,575              31,818
             Asia Pacific                                    5,464               4,685
             Other                                             804                 593
                                                          --------            --------
        TOTAL INTERNATIONAL                                 38,843              37,096
                                                          --------            --------
        TOTAL ASSETS                                      $103,617            $ 95,796
                                                          --------            --------
                                                          --------            --------


BALANCE SHEET

ACCOUNTS RECEIVABLE

     Accounts receivable increased approximately $2.0 million during the nine months ended September 30, 1998. The increase in receivables is primarily related to credit given for promotions associated with the introduction of new products in the Company's domestic market.

PREPAID EXPENSES AND OTHER

     Prepaid expenses and other decreased approximately $2.0 million during the nine months ended September 30, 1998. The decrease resulted from the Company utilizing tax deposits made in Mexico and Brazil during the fourth quarter of 1997 to offset current tax liabilities.

ACCRUED LIABILITIES

     Accrued liabilities increased approximately $3.6 million during the nine months ended September 30, 1998. The increase is primarily the result of accruals associated with the Company's sales conventions and travel programs.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased approximately $3.9 million for the nine months ended September 30, 1998. The increase in cash is primarily the result of the increased sales and net income as well as increases in accrued liabilities. During the first nine months of 1998, cash totaling $10.9 million was used to repurchase approximately 510,000 shares of common stock.

     During the nine months ended September 30, 1998, the Company completed its previously-announced stock buyback program of 500,000 shares and announced a new authorization of 500,000 shares to be repurchased as market conditions warrant. Management believes the Company's stock is an attractive investment and, from time to time pursuant to its previously announced 500,000 share stock buyback program, may utilize a portion of its available cash to purchase up to the remaining balance of approximately 395,000 shares of its stock as market conditions warrant.

     During 1997, the Company began expansion of its domestic warehouse and manufacturing facilities. The Company paid approximately $3.5 million during the six months ended June 30, 1998, for continued construction costs. The warehouse portion of the facility was completed during the second quarter of 1998. Total costs associated with the expansion were approximately $6.2 million. The entire amount was financed from working capital.

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

THE YEAR 2000 ISSUE

     The Company has formed a committee to address the Year 2000 issue and is in the process of insuring that its internal computer systems as well as all other systems are Year 2000 compliant. After initial review of the internal systems, the Company has determined that the majority are currently Year 2000 compliant. The Company has estimated that it may need to spend from $.5 million to $1.0 million to insure that all systems are Year 2000 compliant. Most of the costs to replace those systems which are not currently compliant had previously been scheduled to be replaced as part of the Company's ongoing maintenance and upgrading programs. Therefore, management believes that the costs associated with becoming Year 2000 compliant are immaterial. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant. Management is not presently aware of any Year 2000 issues that have been encountered by any such third-party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. The Company is currently evaluating what contingency plans, if any, may need to be made in the event the Company or third party providers with whom the Company does business experiences Year 2000 problems.

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

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        a) No exhibits are required to be filed by Item 601 of Regulation S-K.

        b) No reports were filed on Form 8-K during the quarter for which this report is filed.

Other Items
-----------

        There were no other items to be reported under Part II of this report.


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATURE'S SUNSHINE PRODUCTS, INC.


Date:  November 11, 1998               /s/ Daniel P. Howells
                                       --------------------------------------
                                       Daniel P. Howells, President & Chief
                                       Executive Officer


Date:  November 11, 1998               /s/ Craig D. Huff
                                       --------------------------------------
                                       Craig D. Huff, Chief Financial Officer