Form 10-K405
period 1998-12-31
NATURES SUNSHINE PRODUCTS INC
filed 1999-03-25
CIK 275053

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee required]

For the Fiscal Year Ended December 31, 1998
                          -----------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No fee required]

For the transition period from         N/A          to          N/A
                               -------------------     -------------------

Commission File Number                0-8707
                       ---------------------------------------------------

                        NATURE'S SUNSHINE PRODUCTS, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            UTAH                                         87-0327982
-------------------------------                      ------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     75 EAST 1700 SOUTH, PROVO, UTAH                        84606
-------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

Registrant's telephone number, including area code:             (801) 342-4370
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
             NONE                                         NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, without par value
                         -------------------------------
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                              ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 16, 1999 was approximately $169,848,455.

         The number of shares of Common Stock, without par value, outstanding on March 12, 1999 was 17,946,599 shares.

Documents Incorporated by Reference:

         Proxy Statement for May 17, 1999 Annual Meeting of Shareholders (Part III of this Report).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

         The Company markets its products directly in the United States and through the Company's international subsidiaries. Although a significant portion of the Company's operations is conducted in the United States, operations in certain geographical areas outside the United States are conducted through the Company's 18 subsidiaries. The Company's subsidiaries are incorporated in :
Brazil, Colombia, Mexico, Japan, Canada, Venezuela, South Korea, the United Kingdom, El Salvador, Guatemala, Costa Rica, Peru, Panama, Argentina, Chile, Ecuador, Honduras and Nicaragua. All of the above subsidiaries are wholly-owned, except for Japan which is majority-owned. The Company also exports its products to several other countries, including Australia, Malaysia, New Zealand, Norway and Russia.

         FINANCIAL INFORMATION BY BUSINESS SEGMENT

         The Company is principally engaged in one line of business, namely, the manufacturing and marketing, of nutritional and personal care products. Information for each of the Company's last three fiscal years, with respect to the amounts of revenue from sales to unaffiliated customers, operating profit and identifiable assets of this segment, is set forth under Item 8 of this Report, and such information is incorporated by this reference and made a part hereof.

         NARRATIVE DESCRIPTION OF BUSINESS

         The principal business of the Company and its predecessors has been the manufacture and marketing of nutritional and personal care products since 1972. The Company's nutritional products include herbal products, vitamins, mineral supplements and homeopathic products. Personal care products include natural skin, hair and beauty care products. Additional information with respect to the Company's business is set forth below.

         PRODUCTS AND MANUFACTURING

         The Company is engaged in the manufacture and distribution of nutritional and personal care products which are primarily sold to independent Distributors who resell the Company's products directly to consumers, other Distributors, or use the products themselves. The Company purchases herbs and other raw materials in bulk, and after quality control testing, encapsulates, tabulates or concentrates them and then packages them for shipment. Most of the Company's products are manufactured at its facility in Spanish Fork, Utah. Certain products of the Company's personal care and homeopathic lines are manufactured for the Company, by contract manufacturers, in accordance with the Company's specifications and standards. The Company has implemented stringent quality control procedures to verify that the contract manufacturers have complied with its specifications and standards.

         The Company distributes more than 500 products, including encapsulated and tableted herbal products, vitamins, homeopathics and personal care products. The Company's product lines are described below.

HERBAL PRODUCTS

         The Company manufactures a wide selection of herbal products which are sold in the form of capsules or tablets. These capsules or tablets contain herb powder or a combination of two or more herb powders. The Company produces both single herbs and herb combinations in the form of liquid herbs and extracts. Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base. Extracts are created by dissolving powdered herbs in liquid solvents that separate the key elements of the herbs from the fibrous plant material. Sales of herbal products accounted for approximately 67 percent in 1998 and 1997, and 65 percent in 1996, of the Company's total sales revenue.

VITAMINS AND MINERAL SUPPLEMENTS

         The Company manufactures a wide variety of single vitamins, which are sold in the form of chewable or non-chewable tablets. The Company also manufactures several multiple vitamins, including a line of vitamins containing natural antioxidants. The Company manufactures a number of mineral supplements. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form. Combined sales of vitamins and mineral supplements were approximately 23 percent in 1998 and 1997, and 24 percent in 1996, of the Company's total sales revenue.

PERSONAL CARE PRODUCTS

         The Company manufactures or contracts with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser. Sales of personal care products accounted for approximately 3 percent in 1998 and 1997, and 2 percent in 1996, of the Company's total sales revenue.

HOMEOPATHIC PRODUCTS

         The Company markets a line of more than 50 distinctive homeopathic products designed for the treatment of certain common ailments, including several items designed especially for various allergies and common childhood maladies. Sales of homeopathic products accounted for approximately 1 percent in 1998 and 1997, and 2 percent in 1996 of the Company's total sales revenue.

         DISTRIBUTION AND MARKETING

         The Company attracts independent distributors who explain and market the Company's products through direct selling techniques to consumers as well as sponsor other distributors. The Company motivates and provides incentives to its independent sales force through a combination of high quality products, product support, financial benefits, sales conventions, travel programs and a variety of training seminars.

         The Company's domestic product sales are shipped directly from its manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from its regional warehouses located in Columbus, Ohio; Dallas, Texas; and Atlanta, Georgia. Each international operation maintains warehouse facilities with inventory to supply its customers.

         Demand for the Company's products is created by approximately 516,000 active members (at December 31, 1998) of the Company's independent distributor sales force, which includes approximately 185,000 in the United States. A person who wishes to join the Company's independent sales force begins as a "Distributor". Any individual can become a Distributor only by applying to the Company under the sponsorship of someone who is already a member of the independent sales force. Each Distributor is required to renew his/her Distributorship on a yearly basis, approximately 30 percent renew annually. Many Distributors sell on a part-time basis to friends or associates or consume the Company's products themselves. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may be appointed to "Manager" status. Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. Managers numbered approximately 14,000 at December 31, 1998, including approximately 6,700 Managers in the United States. Managers resell the products they purchase from the Company to Distributors in their sales group, to consumers or use the products themselves. Once a Distributor is appointed to the status of Manager, approximately 90 percent continue to maintain that status through recruiting additional Distributors and product purchases.

         Domestically, the Company generally sells its products on a cash or credit card basis. From time to time, the Company's domestic operation extends short-term credit associated with product promotions. For certain of the Company's international operations, the Company uses independent distribution centers and offers credit terms consistent with industry standards, within each respective country.

         The Company pays its Managers sales commissions and volume discounts based upon the amount of personal product purchases as well as their group sales purchases. Reference is made to Item 8 contained herein for the total commissions and discounts ("Volume Incentives") paid by the Company for the years ended December 31, 1998, 1997 and 1996. In addition, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, medical and dental insurance and travel.

         SOURCE AND AVAILABILITY OF RAW MATERIALS

         Raw materials used in the manufacture of the Company's products are available from a number of suppliers. To date, the Company has not experienced any major difficulty in obtaining adequate sources of supply. The Company attempts to assure the availability of many of its raw materials by contracting, in advance, for its annual requirements. In the past, the Company has found alternative sources of raw materials when needed. Although, there can be no assurance the Company will be successful in locating such sources in the future, the Company believes it will be able to do so.

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

         WORKING CAPITAL ITEMS

         The Company maintains a substantial inventory of raw materials and finished goods in order to provide a high level of product availability to its independent Distributors.

         DEPENDENCE UPON CUSTOMERS

         The Company is not dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on its business.

         BACKLOG

         Orders for the Company's products are typically shipped within 24 hours after receipt; and as a result, there is no significant amount of backlog at any given time.

         COMPETITION

         The Company's products are sold in domestic and foreign markets in competition with other companies, some of which have greater sales volumes and financial resources than the Company, and which sell brands that are, through advertising and promotions, better known to consumers. The Company competes in the nutritional and personal care industry against companies which sell heavily advertised and promoted products through retail stores as well as against other direct selling companies. For example, the Company competes against manufacturers and retailers of nutritional and personal care products which are distributed through supermarkets, drug stores, health food stores, discount stores, beauty salons, etc. In addition to its competition with these manufacturers and retailers, the Company competes for product sales and independent Distributors with many other direct sales companies, including Shaklee, NuSkin and Amway. The principal competitors in the encapsulated and tableted herbal products market include Twinlab, Rexall Sundown, Nature's Way, Sunrider, USANA, Inc., Nutraceuticals and NBTY, Inc. The Company believes that the principal components of competition in the direct sales marketing of nutritional and personal care products are quality, price and brand name. In addition, the recruitment, training, financial and travel incentives for the independent sales force are important factors.

         RESEARCH AND DEVELOPMENT

         The Company conducts its research and development activities at its manufacturing facility located in Spanish Fork, Utah. The principal emphasis of the Company's research and development activities is the development of new products and improvement of existing products. The amount, excluding capital expenditures, spent during each of the last three years on Company-sponsored research and development activities was approximately $1.5 million in 1998 and 1997 and $1.4 million in 1996. The Company has no third-party-sponsored research.

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

         REGULATION

         The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company's major product groups are subject to regulation by one or more governmental agencies, the most active of which is the Food and Drug Administration ("FDA"), which regulates the Company's products under the Federal Food, Drug and Cosmetic Act ("FDCA") and regulations promulgated thereunder. The FDCA defines the terms "food" and "dietary supplement" and sets forth various conditions that unless complied with may constitute adulteration or misbranding of such articles. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA").

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

         EMPLOYEES

         The approximate number of people employed by the Company as of December 31, 1998, was 971. The Company believes that its relations with its employees are satisfactory.

         INTERNATIONAL OPERATIONS

         The Company's direct sales of nutritional and personal care products are established internationally in Brazil, Colombia, Mexico, Japan, South Korea, Canada, Venezuela, the United Kingdom, El Salvador, Guatemala, Costa Rica, Peru, Panama, Argentina, Chile, Ecuador, Honduras and Nicaragua. The Company also exports its products to numerous other countries, including Australia, Malaysia, New Zealand, Norway and Russia. Information, for each of the last three years, with respect to the amounts of revenue, operating income, and identifiable assets attributable to domestic and segment information, is set forth in Note 12 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report, and such information is incorporated herein by reference and made a part hereof.

         The Company's international operations are conducted in a manner substantially the same as those conducted domestically; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences exist in the products and in the distribution and marketing programs.

         The Company's international operations are subject to many of the same risks faced by the Company's domestic operations. These include competition and the strength of the local economy. In addition, international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as the Company's international operations grow and expand. Virtually all of the Company's international operations have been effected by foreign currency devaluation, most notably, Brazil, Colombia, Venezuela, Mexico and Japan.

ITEM 2.       PROPERTIES

         The Company's corporate offices are located in two adjacent office buildings in Provo, Utah. The facilities are leased from an unaffiliated third party and consist of approximately 57,000 square feet. The lease agreement for the main building, comprising approximately 32,000 square feet was extended during 1997 for an additional 5-year term (of which 3 1/2 years remain at December 31, 1998) and grants the Company an option to purchase the premises at fair market value. The lease for the second building, approximately 25,000 square feet, expires in November of 2000.

         The Company's principal manufacturing and warehousing facilities are housed in a building owned by the Company, of approximately 265,000 square feet, located on approximately ten acres in Spanish Fork, Utah. The building was constructed to the Company's specifications in 1977. The building has been expanded on several occasions. During 1998, the Company completed a 129,000-square-foot expansion. Approximately 60,000 square feet is a high bay warehouse with the remaining 69,000 square feet to be used by the Company for future expansion of its manufacturing, research and development and quality assurance areas. This expansion replaced a 70,000 square foot building the Company leased. The consolidation of warehousing space should increase operating efficiencies and allow the Company to meet the increased demand for its products. The total cost of the project was approximately $6.2 million of which $3.5 million was incurred during 1998. The entire cost of the project was funded from working capital. The building presently includes approximately 34,000 square feet of office space and 231,000 square feet of manufacturing and warehouse space. The building is suited to the Company's business, with the current manufacturing areas presently being utilized at approximately 95 percent of productive capacity.

         The Company also leases properties used primarily as distribution warehouses which are located in Columbus, Ohio; Dallas, Texas; Atlanta, Georgia; as well as office and distribution warehouses in Brazil, Colombia, Japan, Canada, Venezuela, South Korea, the United Kingdom, El Salvador, Guatemala, Costa Rica, Peru, Panama, Argentina, Chile, Ecuador, Honduras and Nicaragua. Management believes these facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs. During 1998, the Company spent approximately $2.6 million for all of its leased facilities.

         The Company also owns approximately 60,000 square feet of office and warehouse space in Mexico.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The Company's common stock is traded on the NASDAQ National Market System (symbol NATR). The information in the table below reflects the actual high and low sales prices of the Company's stock for 1998 and 1997.

--------------------------------------------------------------------------------------------
                      Market Prices                                       Market Prices
--------------------------------------------------------------------------------------------
1998                 HIGH          LOW               1997             HIGH             LOW
--------------------------------------------------------------------------------------------
First Quarter       28 5/8        23 1/4         First Quarter        18 3/4         14
Second Quarter      27 3/8        21 3/4         Second Quarter       18 3/8         13 1/2
Third Quarter       24 1/4        13 5/8         Third Quarter        24             17 7/8
Fourth Quarter      17 3/4        13 3/4         Fourth Quarter       26 3/4         20 7/8

         There were approximately 1,473 shareholders of record as of March 4, 1999. During 1998 and 1997, the Company paid quarterly cash dividends of 3 1/3 cents per common share. On February 9, 1999, the Company declared a cash dividend of 3 1/3 cents per common share to shareholders of record on February 19, 1999. On February 26, 1999, the Company paid approximately $0.6 million related to this declared dividend. The Company expects to continue to pay equivalent cash dividends in the future.

ITEM 6.       SELECTED FINANCIAL DATA
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE INFORMATION

----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
----------------------------------------------------------------------------------------------------------------------
                                                             Selling, General
                  Sales         Cost of         Volume      & Administrative    Operating   Income Before        Net
                Revenue       Goods Sold       Incentives       Expenses         Income     Income Taxes        Income
----------------------------------------------------------------------------------------------------------------------
   1998          $296,052        $52,191        $136,490          $71,304        $36,067        $38,373        $23,278
   1997           280,902         51,608         130,709           67,580         31,005         33,203         20,133
   1996           249,046         44,886         114,419           63,252         26,489         27,869         16,848
   1995           205,566         38,533          94,316           55,221         17,496         20,189         11,878
   1994           160,901         30,839          74,163           41,691         14,208         14,511          8,448
----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
-----------------------------------------------------------------------------------------------------------------------
                  Working         Current                   Property, Plant &      Total     Long-Term    Shareholders'
                  Capital         Ratio      Inventories     Equipment, Net        Assets      Debt           Equity
-----------------------------------------------------------------------------------------------------------------------
   1998           $35,298         2.27:1      $22,494            $25,896         $103,699     $  ---         $73,967
   1997            38,571         2.40:1       19,555             23,711           95,796        ---          66,857
   1996            39,560         2.44:1       24,459             20,197           91,966        ---          63,163
   1995            24,433         2.07:1       23,127             13,088           65,247        ---          41,505
   1994            18,798         2.06:1       17,278              9,919           52,458        ---          33,279

------------------------------------------------------------------------------------------------------------------------
COMMON SHARE SUMMARY
------------------------------------------------------------------------------------------------------------------------
                                                                                             Basic            Diluted
                                      Basic            Diluted                             Weighted          Weighted
                Cash Dividends      Net Income       Net Income        Book Value        Average Shares   Average Shares
                   Per Share         Per Share        Per Share       Per Share(1)           (000s)             (000s)
------------------------------------------------------------------------------------------------------------------------
   1998             $0.133             $1.27             $1.25            $4.10              18,383            18,639
   1997              0.133              1.08              1.06             3.60              18,653            19,070
   1996              0.133              0.90              0.86             3.30              18,793            19,684
   1995              0.133              0.65              0.63             2.25              18,301            18,888
   1994              0.120              0.46              0.45             1.81              18,381            18,779
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
------------------------------------------------------------------------------------------------------------------------
                     Return on                                               Square Footage
                    Shareholders'         Return on        Number of           of Property            Number of
                     Equity(2)            Assets(3)        Managers              In Use               Employees
------------------------------------------------------------------------------------------------------------------------
   1998                 33.1%                23.3%           14,006               631,430                 971
   1997                 31.0                 21.4            13,776               522,373                 994
   1996                 32.2                 21.4            11,694               485,772                 955
   1995                 31.8                 20.2            11,547               443,895                 862
   1994                 27.2                 18.0             8,404               346,747                 718
------------------------------------------------------------------------------------------------------------------------

1 Year end shareholders' equity divided by actual shares outstanding at the end of each year.
2    Net income divided by average shareholders' equity.
3    Net income divided by average total assets.
     The information in the preceding tables has been adjusted, where necessary, to reflect stock dividends and splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES REVENUE

         Consolidated sales revenue for the year ended December 31, 1998, was $296.1 million compared to $280.9 million in 1997, an increase of approximately 5 percent. Sales revenue increased approximately 13 percent in 1997 compared to $249.0 million reported in 1996. The increases in sales revenue are directly related to the growth of the Company's independent sales force and international operations, and the continued expansion of the nutritional products market. During 1998, the Company's sales revenue was negatively impacted by foreign currency devaluation in the majority of its international markets and increased competition in the Company's domestic market. Eliminating the adverse affect of foreign currency devaluation, sales revenue for the year ended December 31, 1998, would have increased approximately 9 percent.

         The Company distributes its products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 14,000, 13,800 and 11,700 at December 31, 1998, 1997 and 1996, respectively. Active Distributors totaled approximately 516,000, 660,000 and 522,000 at December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the number of active Distributors decreased 22 percent as compared to 1997, as the result of the Company's standardization of the definition of an active Distributor in its international operations. Domestically, active Distributors increased 4 percent in 1998 to approximately 185,000. During 1997 and 1996, the growth rate of active Distributors increased approximately 26 percent and 40 percent, respectively, primarily due to the expansion into new markets in Latin America as well as Asia. Due to the increased awareness of the benefits of herbs, vitamins and supplements, new customers having a desire to purchase the products at wholesale cost, instead of at retail, sign up as Distributors of the Company. The Company expects that the number of active Distributors will continue to increase as the Company enters new markets and as current Distributors grow their business.

         Price increases of approximately 2 percent and less than 1 percent went into effect in 1998 and 1997, respectfully, and resulted in greater sales revenue for those years. A price increase of approximately 2 percent, primarily driven by increased raw material costs, is scheduled to become effective on April 1, 1999. Management believes this price increase will be acceptable to its sales force and will result in increased sales revenue. However, there can be no assurance that the price increase will be accepted by the sales force.

         Sales revenue, related to the Company's domestic operations, increased approximately 7 percent during 1998 and 11 percent for 1997. International sales revenue increased to approximately $105.7 million in 1998, or 2 percent, and $103.3 million in 1997, or 16 percent. The Company's operations in Brazil and Venezuela were the principal drivers of the growth in international sales revenue, increasing approximately $8.3 million and $11.7 million in 1998 and 1997, respectively. During 1998, the Company continued to experience foreign currency devaluation in its international operations. International operations which reported the most significant impact from foreign currency devaluation were Brazil, Colombia, Venezuela, Mexico and Japan. Sales revenue in the Company's Latin America segment decreased approximately 8 percent, primarily as the result of foreign currency devaluation. Operating income in the Company's Asia Pacific segment decreased approximately $1.4 million, primarily as the result of startup costs associated with the opening of the Company's new international market in South Korea. The Company's board of directors has authorized the management of the Company to implement programs in Japan, the world's largest direct selling market, aimed at increasing sales revenue and operating income. Subsequent to December 31, 1998, the Brazilian real has experienced a significant devaluation against the U.S. dollar. Brazil represents approximately 30 percent of international sales revenue. Price increases are planned in various international markets to adjust for foreign currency devaluation. Management believes the price increases will be acceptable to its sales force and will result in increased sales. However, there can be no assurance that the price increase will be accepted by the sales force.
Further information related to the Company's domestic and international segment information is set forth in Note 12 of the Notes to the Consolidated Financial Statements appearing in Item 8 of this report, and such information is incorporated herein by reference and made a part hereof.

COSTS AND EXPENSES

         The Company's costs and expenses, which include cost of goods sold, volume incentives, and selling, general and administrative expenses, are identified as a percentage of sales in the table below:

--------------------------------------------------------------------------
Year ended December 31                1998            1997           1996
--------------------------------------------------------------------------
Cost of goods sold                    17.6%           18.4%          18.0%
Volume incentives                     46.1            46.5           46.0
Selling, general and
   administrative expenses            24.1            24.1           25.4
--------------------------------------------------------------------------
                                      87.8%           89.0%          89.4%
--------------------------------------------------------------------------

         COST OF GOODS SOLD

         Cost of goods sold decreased as a percent of sales in 1998 as compared to 1997 primarily as a result of efforts made by management to control costs in its international operations and efficiencies gained through the construction of its new warehousing and manufacturing facility. Cost of goods sold increased as a percent of sales during 1997 as compared to 1996 as a result of higher freight and duty costs.

         Management believes that cost of goods sold will remain approximately the same as a percent of sales during 1999 as compared to 1998. Management also believes that the expansion of the Company's manufacturing and warehouse facility will not have a material impact on cost of goods sold due to the savings associated with the elimination of leased facilities and increased operating efficiencies.

         VOLUME INCENTIVES

         Volume incentives are a significant part of the Company's direct sales marketing program and represent payments made to its independent sales force. These payments are designed to provide incentives for reaching higher sales levels and to encourage organizational development. Total volume incentives decreased slightly, as a percent of sales, during 1998 as compared to 1997, primarily as a result of pricing adjustments in several international operations.

         Management expects volume incentives to remain relatively constant as a percent of sales during 1999 as compared to 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses remained constant as a percent of sales in 1998 as compared to 1997. In addition to typical selling and administrative expenses, this expense category includes costs for research and development, distribution, as well as incentive programs such as the Company's conventions.

         Selling, general and administrative expenses decreased from 25.4 percent of sales in 1996 to 24.1 percent of sales in 1997. The decrease in selling, general and administrative expenses resulted from an increase in sales revenue and focused efforts on the part of management to control costs.

         Management believes that selling, general and administrative expenses will remain constant as a percent of sales during 1999 as compared to 1998, as the result of continued emphasis on cost containment and improved sales revenue in certain of the Company's international operations.

         INTEREST AND OTHER INCOME

         Interest and other income is earned principally from investments of excess operating cash balances. Investment income will vary depending upon the rate of interest, the investment instruments available and the need for cash in the Company's operations. It is management's policy to invest only in high-grade investments.

         Interest income decreased slightly during 1998 as the result of lower yields earned on short-term investments as well as cash used on capital projects and the Company's common share repurchase program. Interest income increased during 1997 as the result of greater cash balances available for investment as well as higher yields obtained in certain of the Company's international operations. Management expects interest and other income to decrease during 1999 as the result of the cash requirements for international market development and repayment of a short-term debt in Japan.

         INCOME TAXES

         The Company's effective tax rate was 39.3, 39.4 and 39.6 percent for 1998, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are its available cash and cash equivalents and cash generated from operations. At December 31, 1998, cash and cash equivalents decreased approximately $5.7 million as compared to December 31, 1997. During 1998, cash and cash equivalents were used to purchase long-term investments of $8.3 million. These investments were made in accordance with the Company's policy to invest in only high-grade investments. Cash provided by operating activities was $25.6 million in 1998 compared to $24.2 million in 1997.

         Cash was used during 1998 to purchase approximately 720,000 shares of common stock for $14.3 million. The Company purchased approximately $6.5 million of property, plant and equipment of which $3.5 million was associated with the expansion of the Company's manufacturing and warehouse facility in Spanish Fork, Utah. The warehouse portion of the facility was completed during the second quarter of 1998. The manufacturing portion of the facility will be completed as additional manufacturing capacity is needed. Total costs associated with the expansion were approximately $6.2 million. Volume incentive payments increased approximately $6.5 million during 1998, primarily as the result of increased sales. Cash paid to suppliers and employees increased approximately $3.4 million as a result of increased production to support higher levels of sales, as well as increased employment-related costs. The Company paid approximately $2.5 million in cash dividends during 1998. During 1999, the Company anticipates increased expenses associated with market development of certain international subsidiaries.

         Cash was used during 1997 to purchase approximately 1.4 million shares of common stock totaling $26.1 million. The Company purchased approximately $7.5 million of property, plant and equipment of which $2.7 million was associated with the expansion of the Company's manufacturing and warehouse facility in Spanish Fork, Utah. Volume incentive payments increased approximately $17.0 million during 1997, primarily as the result of increased sales. Cash paid to suppliers and employees increased approximately $8.8 million as a result of increased production to support higher levels of sales, as well as increased employment-related costs. The Company paid approximately $2.5 million in cash dividends during 1997.

         Management believes the Company's stock is an attractive investment and, pursuant to its previously announced 500,000 share buyback program, may utilize some of its available cash to purchase up to 200,000 shares, the remaining balance as of March 9, 1999, should market conditions warrant.

         Options for 159,835 and 883,682 shares of the Company's common stock were exercised during 1998 and 1997, respectively. The proceeds from and tax benefits associated with the options exercised were approximately $2.3 million in 1998, and $13.2 million in 1997.

         From time to time, the Company has issued shares of its stock to certain key Distributors. These shares are generally issued during an awards ceremony at the Company's annual convention and are intended to reward these Distributors for their efforts. The Company issued 1,000, 2,000 and 3,000 restricted shares of common stock to certain key Distributors during 1998, 1997 and 1996, respectively. The Company relied on Section (2)(3) and/or Section
(4)(2) of the Securities Act of 1933, as amended, in connection with these issuances.

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

         SUBSEQUENT EVENT

         Subsequent to December 31, 1998, Brazil experienced a significant foreign currency devaluation. As of January 29, 1999, the Brazilian real devalued relative to the U.S. dollar by approximately 72 percent. Any impact of future fluctuations of the Brazilian real relative to the U.S. dollar on the Company's net monetary assets denominated in Brazilian real will be reflected on the Company's consolidated balance sheet in the shareholders' equity section as a component of accumulated other comprehensive income.

         YEAR 2000

         In an effort to ensure the Company's information systems as well as all other systems are Year 2000 ("Y2K") compliant, the Company is actively engaged in assessing and correcting any potential problems. During 1997, the Company formed a committee to review all systems and correct any potential problems. After initial review of all internal systems, the Company has determined that the majority are currently Y2K compliant. It is estimated by third quarter of 1999, systems which are not currently Y2K compliant will be brought into compliance.

         The Company has estimated that it may need to spend from $0.5 million to $1.0 million to ensure that all areas of non-compliance are corrected. Most of the systems that are not currently compliant had previously been scheduled for replacement as part of the Company's ongoing maintenance and upgrading programs.

         The Company anticipates that risks related to its information and non-information systems will be mitigated by current efforts being made in conjunction with ongoing testing and review of its systems. However, the primary Y2K risk to the Company's operation is potential service disruption from third-party providers. These services include but are not limited to providers that supply telephone, electrical, banking, shipping and raw materials for the Company's manufacturing operations. Any disruption of these critical services would hinder the Company's ability to receive, process and ship orders. In the event of a temporary disruption in the supply of raw materials, the Company believes it currently maintains an adequate supply of finished goods and raw material inventories to sustain manufacturing and distribution of finished product until alternative sources become available. Although in the past the Company has been able to locate alternative sources, there can be no assurance the Company will be successful in locating such sources in the future. The Company also believes that a temporary disruption of communication services would seriously impact the Company's ability to receive and process orders. The Company has manual processes in place, which it believes would provide temporary replacement for such services. Efforts are currently underway to verify Y2K compliance of the Company's major service providers.

         Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Y2K issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations and require the Company to incur unanticipated expenses to remedy any problems. The Company is currently evaluating what contingency plans, if any, may need to be made in the event the Company or third-party providers with whom the Company does business experience Y2K problems.

         FORWARD-LOOKING INFORMATION

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other items of this Form 10-K may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate but not be limited to projections of revenues, costs and expenses, income or loss, capital expenditures, the expected development schedule of existing real estate projects, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required by this item is not presented because the Company believes that its investments in market-risk-sensitive instruments is not material.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nature's Sunshine Products, Inc.:

We have audited the accompanying consolidated balance sheets of Nature's Sunshine Products, Inc. (a Utah corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nature's Sunshine Products, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

San Francisco, California
January 29, 1999

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AMOUNTS IN THOUSANDS EXCEPT PER SHARE INFORMATION

---------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                  1998                1997                1996
---------------------------------------------------------------------------------------------------------------------
Sales Revenue                                                      $ 296,052           $ 280,902           $ 249,046
---------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
     Cost of goods sold                                               52,191              51,608              44,886
     Volume incentives                                               136,490             130,709             114,419
     Selling, general and administrative expenses                     71,304              67,580              63,252
---------------------------------------------------------------------------------------------------------------------
                                                                     259,985             249,897             222,557
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                      36,067              31,005              26,489
---------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
     Interest and other income                                         2,095               2,453               2,021
     Interest expense                                                    (48)               (182)                (63)
     Foreign exchange loss                                               (78)               (565)               (787)
     Minority interest                                                   337                 492                 209
---------------------------------------------------------------------------------------------------------------------
                                                                       2,306               2,198               1,380
---------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                              38,373              33,203              27,869
Provision for Income Taxes                                            15,095              13,070              11,021
---------------------------------------------------------------------------------------------------------------------
Net Income                                                            23,278              20,133              16,848
---------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), net of tax:
     Foreign currency translation adjustments                         (1,722)             (1,450)               (103)
     Unrealized holding gain (loss) arising during period                (14)                416                 ---
     Less: reclassification adjustment for (gain) loss
       included in net income                                            (38)                ---                 ---
---------------------------------------------------------------------------------------------------------------------
                                                                      (1,774)             (1,034)               (103)
---------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                               $  21,504           $  19,099           $  16,745
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Basic Net Income Per Common Share                                  $    1.27           $    1.08           $    0.90
---------------------------------------------------------------------------------------------------------------------
Diluted Net Income Per Common Share                                $    1.25           $    1.06           $    0.86
---------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AMOUNTS IN THOUSANDS


---------------------------------------------------------------------------------------------------------
As of December 31                                                              1998                1997
---------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and cash equivalents                                            $  22,099           $  27,813
     Accounts receivable, net of allowance for doubtful accounts
         of $819 in 1998 and $661 in 1997                                     9,939               7,465
     Inventories                                                             22,494              19,555
     Deferred income tax assets                                               2,438               2,204
     Prepaid expenses and other                                               6,025               8,993
---------------------------------------------------------------------------------------------------------
     Total current assets                                                    62,995              66,030
Property, plant and equipment, net                                           25,896              23,711
Long-term investments                                                        11,675               3,468
Other assets                                                                  3,133               2,587
---------------------------------------------------------------------------------------------------------
                                                                          $ 103,699           $  95,796
---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
Current Liabilities:
     Short-term debt                                                      $   1,728           $   2,665
     Accounts payable                                                         4,403               5,094
     Accrued volume incentives                                                9,638               9,531
     Accrued liabilities                                                      8,649               7,223
     Income taxes payable                                                     3,279               2,946
---------------------------------------------------------------------------------------------------------
     Total current liabilities                                               27,697              27,459
---------------------------------------------------------------------------------------------------------
Long-Term Deferred Income Tax Liabilities                                     2,035               1,480
---------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 11)
---------------------------------------------------------------------------------------------------------
Shareholders' Equity:
     Common stock, no par value, 20,000 shares authorized,
         19,446 shares issued                                                37,528              37,896
     Retained earnings                                                       72,013              51,190
     Treasury stock, at cost, 1,421 and 861 shares as of
         December 31, 1998 and 1997, respectively                           (28,926)            (17,278)
     Receivables from related parties                                           ---                 (77)
     Accumulated other comprehensive income (loss)                           (6,648)             (4,874)
---------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                              73,967              66,857
---------------------------------------------------------------------------------------------------------
                                                                           $103,699             $95,796
---------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

--------------------------------------------------------------------------------------------------------------
Year ended December 31                                             1998               1997               1996
--------------------------------------------------------------------------------------------------------------
COMMON STOCK:
     Balance at beginning of year                              $ 37,896           $ 39,406           $ 31,263
     Tax benefit related to exercise of stock options               809              3,240              6,328
     Issuance of 161, 886 and 929 shares of
         treasury stock, respectively                            (1,177)            (4,750)             1,815
--------------------------------------------------------------------------------------------------------------
     Balance at end of year                                      37,528             37,896             39,406
--------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
     Balance at beginning of year                                51,190             33,549             19,214
     Net income                                                  23,278             20,133             16,848
     Cash dividends                                              (2,455)            (2,492)            (2,513)
--------------------------------------------------------------------------------------------------------------
     Balance at end of year                                      72,013             51,190             33,549
--------------------------------------------------------------------------------------------------------------
TREASURY STOCK:
     Balance at beginning of year                               (17,278)            (5,868)            (4,942)
     Purchase of 721, 1,413 and 261 shares
         of common stock, respectively                          (14,306)           (26,128)            (4,902)
     Issuance of 161, 886 and 929 shares of
         treasury stock, respectively                             2,658             14,718              3,976
--------------------------------------------------------------------------------------------------------------
     Balance at end of year                                     (28,926)           (17,278)            (5,868)
--------------------------------------------------------------------------------------------------------------
RECEIVABLES FROM RELATED PARTIES:
     Balance at beginning of year                                   (77)               (84)              (293)
     Reductions/Reclassification                                     77                  7                209
--------------------------------------------------------------------------------------------------------------
     Balance at end of year                                         ---                (77)               (84)
--------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
     Balance at beginning of year                                (4,874)            (3,840)            (3,737)
     Other comprehensive income (loss)                           (1,774)            (1,034)              (103)
--------------------------------------------------------------------------------------------------------------
     Balance at end of year                                      (6,648)            (4,874)            (3,840)
--------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                     $ 73,967           $ 66,857           $ 63,163
--------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS


Increase (Decrease) in Cash and Cash Equivalents
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                                  1998                1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from sales revenue                                              $ 293,315           $ 279,525         $ 247,566
     Cash paid as volume incentives                                                 (136,382)           (129,907)         (112,897)
     Cash paid to suppliers and employees                                           (119,398)           (116,020)         (107,269)
     Interest paid                                                                       (48)               (182)              (62)
     Interest received                                                                 2,279               2,497             2,058
     Income taxes paid                                                               (14,209)            (11,744)          (10,807)
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                    25,557              24,169            18,589
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (6,473)             (7,453)          (10,544)
     (Purchase) sale of long-term investments, net                                    (8,260)             (1,004)              333
     Payments received (advanced) on long-term receivables, net                          228                 394              (170)
     Payments received from related parties                                               77                   7               489
     Purchase of other assets                                                           (861)               (599)             (215)
     Proceeds from sale of assets                                                        153                  25               344
     Receipt from (advance to) minority interest partners                               (337)                383              (396)
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                       (15,473)             (8,247)          (10,159)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of cash dividends                                                       (2,455)             (2,492)           (2,513)
     Purchase of treasury stock                                                      (14,306)            (26,128)           (4,902)
     Proceeds from(repayments of) short-term debt, net                                  (678)               (123)              746
     Proceeds from exercise of stock options                                           1,481               9,925             5,732
     Tax benefit from stock option exercise                                              809               3,240             6,328
     Issuance of treasury stock                                                          ---                  43                60
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                         (15,149)            (15,535)            5,451
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH                                                        (649)               (453)             (174)
-----------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (5,714)                (66)           13,707
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        27,813              27,879            14,172
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $  22,099           $  27,813         $  27,879
-----------------------------------------------------------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash Provided by Operating Activities
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $  23,278           $  20,133         $  16,848
-----------------------------------------------------------------------------------------------------------------------------------
     Allowance for doubtful accounts                                                     229                  67               133
     Depreciation and amortization                                                     4,812               4,292             3,420
     (Gain) loss on sale of fixed assets                                                 (75)                  8               (96)
     Increase in accounts receivable                                                  (2,704)               (834)             (788)
     (Increase) decrease in inventories                                               (2,939)              4,904            (1,332)
     Decrease (increase) in prepaid expenses and other                                 2,533              (3,106)           (4,010)
     (Decrease) increase in accounts payable                                            (691)                868              (806)
     Increase (decrease) in income taxes payable                                         333               1,190              (126)
     Increase (decrease) in accrued liabilities and volume incentives                  1,534              (1,967)            4,936
     Increase (decrease) in deferred income taxes                                        321                (389)              341
     Foreign currency translation adjustment                                          (1,074)               (997)               69
-----------------------------------------------------------------------------------------------------------------------------------
     Total adjustments                                                                 2,279               4,036             1,741
-----------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $  25,557           $  24,169         $  18,589
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMOUNTS IN THOUSANDS EXCEPT PER SHARE INFORMATION

NOTE 1: OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         Nature's Sunshine Products, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company") are primarily engaged in the manufacturing and marketing of herbal and homeopathic products, vitamin and mineral supplements and personal care products. The Company sells its products to a sales force of independent Distributors who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company's major product groups are subject to regulation by one or more governmental agencies.

         The Company markets its products directly in the United States, Brazil, Colombia, Mexico, Japan, South Korea, Canada, Venezuela, the United Kingdom, El Salvador, Guatemala, Costa Rica, Peru, Panama, Argentina, Chile, Ecuador, Honduras and Nicaragua. The Company also exports its products to numerous other countries, including Australia, Malaysia, New Zealand, Norway and Russia.

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

         MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

         The Company's marketable securities and long-term investments are categorized as available-for-sale securities. Unrealized holding gains and losses are reflected as a net amount in other comprehensive income of shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of income in the year of disposition.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash, cash equivalents, trade receivables, long-term investments, trade payables and debt instruments. The estimated fair values have been determined using appropriate market information and valuation methodologies.

         INVENTORIES

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. At December 31, 1998, management believes the Company had incurred no material impairments in the carrying value of its inventories, other than impairments for which a provision has been made.

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

         TRANSLATION OF FOREIGN CURRENCIES

         The local currency of the international subsidiaries is used as the functional currency in translation, except for subsidiaries operating in highly inflationary economies. The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income.

         Countries considered to have highly inflationary economies were Mexico, Venezuela and Ecuador; Brazil, Mexico, Venezuela and Ecuador; and Brazil, Venezuela and Ecuador, during 1998, 1997 and 1996, respectively. The functional currency in these highly inflationary economies is the U.S. dollar and transactions denominated in a local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in the consolidated statements of income. Effective January 1, 1998, Brazil was no longer considered highly inflationary. Effective January 1, 1999, Mexico will no longer be considered highly inflationary.

         REVENUE RECOGNITION

         For domestic sales, the Company generally receives its product sales price in the form of cash or credit card accompanying the orders from independent sales force members. From time to time, the Company's domestic operation extends short-term credit associated with product promotions. For certain of the Company's international operations, the Company offers credit terms consistent with industry standards within each respective country. A volume incentive payment related to product orders is made in the month following the sale. Sales revenue and related volume incentives are recorded when the merchandise is shipped. Cash received for unshipped merchandise is recorded as customer deposits and is included in accrued liabilities.

         SELLING EXPENSES

         Independent sales force members may earn Company-paid attendance at conventions as well as other travel awards by achieving the required levels of product purchases within the qualification period. Convention costs and other travel expenses are accrued over the qualification period as they are earned. Accordingly, the Company accrued approximately $3,089, $3,456 and $2,625 at December 31, 1998, 1997 and 1996, respectively.

         RESEARCH AND DEVELOPMENT

         All research and development costs are expensed as incurred. Total research and development costs were approximately $1,528, $1,500 and $1,400 in 1998, 1997 and 1996, respectively.

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

         NET INCOME PER COMMON SHARE

         Basic net income per common share (Basic EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted net income per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common shares. Net income per common share amounts and share data have been restated for all periods presented to reflect Basic and Diluted EPS and the stock split described in Note 8.

         Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all periods:

                             Net Income           Shares         Per Share
                             (Numerator)      (Denominator)        Amount
----------------------------------------------------------------------------
DECEMBER 31, 1998
Basic EPS                       $23,278           18,383          $   1.27
     Effect of options              ---              256
----------------------------------------------------------------------------
Diluted EPS                     $23,278           18,639          $   1.25
----------------------------------------------------------------------------
----------------------------------------------------------------------------
DECEMBER 31, 1997
Basic EPS                       $20,133           18,653          $   1.08
     Effect of options              ---              417
----------------------------------------------------------------------------
Diluted EPS                     $20,133           19,070          $   1.06
----------------------------------------------------------------------------
----------------------------------------------------------------------------
DECEMBER 31, 1996
Basic EPS                       $16,848           18,793          $   0.90
     Effect of options              ---              891
----------------------------------------------------------------------------
Diluted EPS                     $16,848           19,684          $   0.86
----------------------------------------------------------------------------
----------------------------------------------------------------------------

         At December 31, 1998, 1997 and 1996, there were outstanding options to purchase 87, 233 and 5 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the year.

         RECLASSIFICATIONS

         Certain reclassifications have been made in the prior periods' consolidated financial statements to conform with the current year presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 2: INVENTORIES

         The composition of inventories is as follows:


--------------------------------------------------------------
As of December 31                  1998                  1997
--------------------------------------------------------------
Raw materials                    $ 6,104               $ 5,912
Work in process                    1,377                 1,455
Finished goods                    15,013                12,188
--------------------------------------------------------------
                                 $22,494               $19,555
--------------------------------------------------------------
--------------------------------------------------------------

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

         The composition of property, plant and equipment is as follows:


------------------------------------------------------------------------
As of December 31                                1998            1997
------------------------------------------------------------------------
Buildings and improvements                       $17,128         $14,015
Machinery and equipment                           12,218          11,676
Furniture and fixtures                            14,171          12,695
------------------------------------------------------------------------
                                                  43,517          38,386
Accumulated depreciation and amortization        (19,020)        (16,074)
Land                                               1,399           1,399
------------------------------------------------------------------------
                                                 $25,896         $23,711
------------------------------------------------------------------------
------------------------------------------------------------------------

NOTE 4: INVESTMENTS

         The amortized cost and estimated market values of securities available for sale by balance sheet classification are as follows:

                                                             Gross           Gross
                                            Amortized     Unrealized      Unrealized         Market
As of December 31, 1998                        Cost          Gains           Losses           Value
-------------------------------------------------------------------------------------------------------
Cash equivalents:
     Municipal obligations                   $  4,750        $  ---            $ ---          $  4,750
-------------------------------------------------------------------------------------------------------
Total cash equivalents                          4,750           ---              ---          $  4,750
-------------------------------------------------------------------------------------------------------
Long-term investments:
     Municipal obligations                     10,564            81              (34)           10,611
     Equity securities                            747           335              (18)            1,064
-------------------------------------------------------------------------------------------------------
Total long-term investments                    11,311           416              (52)           11,675
-------------------------------------------------------------------------------------------------------
Total securities available for sale           $16,061          $416             $(52)          $16,425
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

                                                             Gross            Gross
                                            Amortized     Unrealized        Unrealized       Market
As of December 31, 1997                        Cost          Gains            Losses         Value
-----------------------------------------------------------------------------------------------------
Cash equivalents:
     Municipal obligations                    $ 7,358        $  ---             $ ---         $ 7,358
     Corporate bonds                            5,750           ---               ---           5,750
-----------------------------------------------------------------------------------------------------
Total cash equivalents                         13,108           ---               ---          13,108
-----------------------------------------------------------------------------------------------------
Long-term investments:
     Corporate bonds                            2,583            90               ---           2,673
     Equity securities                            469           358               (32)            795
-----------------------------------------------------------------------------------------------------
Total long-term investments                     3,052           448               (32)          3,468
-----------------------------------------------------------------------------------------------------
Total securities available for sale           $16,160          $448              $(32)        $16,576
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

         Contractual maturities of long-term debt securities at market value at December 31, 1998, are as follows:

-----------------------------------------------------------------------------------------------------
     Mature after one year through five years                           $ 8,551
     Mature after five years                                              2,060
-----------------------------------------------------------------------------------------------------
     Total long-term investments                                        $10,611
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

         During 1998, 1997 and 1996, the proceeds from the sales of available-for-sale securities were $11,763, $5,153 and $4,226 respectively. The gross realized gains on sales of available-for-sale securities were $65, for the each of the years ended December 31, 1998 and 1997. The gross realized losses on the sales of available-for-sale securities were $26 and $8 for the years ended December 31, 1998 and 1997, respectively.


NOTE 5: SHORT-TERM DEBT

         The Company has operating lines of credit in Japan which are payable in local currency, to facilitate payment of operating expenses. During 1998, the Company repaid approximately $937. The debt is unsecured and matures during 1999. The outstanding amounts relating to the lines of credit at December 31, 1998 and 1997, were $1,728 and $2,665, respectively, with a weighted average interest rate of 2 percent at December 31, 1998. The weighted average outstanding amounts relating to these lines of credit in Japan were $2,224 and $2,727 for 1998 and 1997, respectively.


NOTE 6: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The composition of accumulated other comprehensive income (loss), net of tax, is as follows:

                                                               Unrealized               Total
                                        Foreign Currency        Gains On             Accumulated
                                          Translation      Available-For-Sale   Other Comprehensive
                                          Adjustments          Securities          Income (Loss)
----------------------------------------------------------------------------------------------------
Balance as of December 31, 1997             $(5,290)              $416                $(4,874)
Current period change                        (1,722)               (52)                (1,774)
----------------------------------------------------------------------------------------------------
Balance as of December 31, 1998             $(7,012)              $364                $(6,648)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

NOTE 7: INCOME TAXES

         The domestic and foreign components of income before provision for income taxes are as follows:


----------------------------------------------------------------------------------------
Year ended December 31                   1998                 1997              1996
----------------------------------------------------------------------------------------
Domestic                                $30,569              $27,919            $20,516
Foreign                                   7,804                5,284              7,353
----------------------------------------------------------------------------------------
Total                                   $38,373              $33,203            $27,869
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

         The provision (benefit) for income taxes consists of the following:


------------------------------------------------------------------------------------
Year ended December 31                        1998           1997           1996
------------------------------------------------------------------------------------
Current:
     Federal                                 $ 9,574       $  9,177         $ 6,655
     State                                     1,858          1,683           1,146
     Foreign                                   3,342          2,768           3,249
------------------------------------------------------------------------------------
                                              14,774         13,628          11,050
Deferred                                         321           (558)            (29)
------------------------------------------------------------------------------------
Total provision for income taxes             $15,095        $13,070         $11,021
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

         The tax benefit associated with the nonqualified stock option plan decreased the income tax payable by $809, $3,240 and $6,328 in 1998, 1997 and 1996, respectively. These benefits were recorded as an increase to common stock.

         The provision for income taxes as a percentage of income before provision for income taxes differs from the statutory Federal income tax rate due to the following:


------------------------------------------------------------------------------------
Year ended December 31                           1998         1997          1996
------------------------------------------------------------------------------------
Statutory Federal income tax rate                35.0%         35.0%        35.0%
State income taxes, net of Federal
     income tax benefit                           3.1           3.1          2.7
Foreign and other tax credits                    (5.6)         (3.4)        (2.8)
Net effect of foreign subsidiaries
     tax attributes                               7.1           6.2          5.3
Other                                            (0.3)         (1.5)        (0.6)
------------------------------------------------------------------------------------
Effective tax rate                               39.3%         39.4%        39.6%
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

         The significant components of the deferred income tax assets and liabilities are as follows:


-----------------------------------------------------------------------------
Year ended December 31                            1998                 1997
-----------------------------------------------------------------------------
Deferred tax assets:
     Inventory                                   $  300                 $300
     Accrued liabilities                            703                  140
     State income taxes                             644                  427
     Foreign tax credits                            126                  190
     Sale of subsidiary                             ---                  386
     Other                                          665                  761
-----------------------------------------------------------------------------
Total deferred tax assets                       $ 2,438              $ 2,204
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Deferred tax liabilities:
     Accelerated depreciation                   $(2,016)             $(1,452)
     Gain on sale of subsidiaries                   (19)                 (28)
-----------------------------------------------------------------------------
Total deferred tax liabilities                  $(2,035)             $(1,480)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

         Although realization of the net deferred tax assets is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be reduced based on changing conditions.

         As of December 31, 1998, the Company has available net operating losses from its foreign subsidiaries for foreign income tax purposes and financial reporting purposes of approximately $11,900 and $12,200, respectively. The tax net operating losses will expire in 2000 through 2003. Certain of these net operating losses may be limited by the extent of foreign taxable income in future years. Due to the uncertainty regarding the utilization of these net operating loss carryforwards, management has provided valuation allowances equal to the amount of the deferred income tax assets related to the net operating loss carryforwards of the foreign subsidiaries.

         The Company considers all international earnings which have not been previously taxed for U.S. purposes to be permanently invested in the international subsidiaries. As of December 31, 1998, such earnings were approximately $15,500. If federal taxes and foreign dividend withholding taxes had been provided on those earnings, net of the effect of utilization of foreign tax credits, such taxes would have approximated $250 as of December 31, 1998.


NOTE 8: CAPITAL TRANSACTIONS

         STOCK SPLIT

         In February 1996, the Board of Directors declared a three-for-two stock split of the Company's common stock to shareholders of record on March 4, 1996. The effects of the stock split have been retroactively reflected in the accompanying consolidated financial statements and in these notes to consolidated financial statements.

         TREASURY STOCK

         During 1998, 1997 and 1996, the Company repurchased 721, 1,413 and 261 shares of common stock for a total of $14,306, $26,128 and $4,902, respectively. In September 1998, the Board of Directors approved the repurchase of up to 500 shares of the Company's common stock. As of January 29, 1999, approximately 220 shares had been repurchased under this repurchase approval.

         STOCK OPTIONS

         The Company maintains a 1995 Stock Option Plan which provides for the granting or awarding of certain nonqualified stock options to officers, directors and employees. The term, not to exceed 10 years, and the exercise period of each stock option awarded under the plan are determined by the Company's Board of Directors. Such grants have been made at the fair market value of the stock at the date of grant. At December 31, 1998, the Company had approximately 525 shares remaining in the 1995 Stock Option Plan, which are available to be granted to employees. At December 31, 1998, the Company had reserved approximately 1,129 treasury shares to accommodate the exercise of the outstanding options.

         Stock option activity for 1998, 1997 and 1996 consisted of the following:

                                                                  Weighted Average
                                                     Number of      Exercise Price
                                                      Shares         Per Share
----------------------------------------------------------------------------------
Options outstanding at December 31, 1995               3,377          $10.32
     Issued                                              313           19.67
     Canceled                                           (135)          15.01
     Exercised                                          (960)           5.97
-------------------------------------------------------------
Options outstanding at December 31, 1996               2,595           12.81
     Issued                                              139           19.83
     Canceled                                           (617)          15.61
     Exercised                                          (884)          11.33
-------------------------------------------------------------
Options outstanding at December 31, 1997               1,233           13.26
     Issued                                               83           18.32
     Canceled                                            (27)          15.83
     Exercised                                          (160)           9.15
-------------------------------------------------------------
Options outstanding at December 31, 1998               1,129           14.15
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

         Shares issued during 1998, 1997 and 1996, related to the exercise of stock options were issued from treasury stock. Options for 908, 956 and 2,012 shares of common stock were exercisable on December 31, 1998, 1997 and 1996, respectively, with weighted average exercise prices of $12.91, $11.36 and $11.69, respectively. The weighted average fair value of options granted was $10.30, $8.69 and $10.82 for 1998, 1997 and 1996, respectively.

         The following table summarizes information about options outstanding and options exercisable at December 31, 1998.

                                         Options Outstanding                 Options Exercisable
-----------------------------------------------------------------------------------------------------
  Range of                          Weighted-Avg.       Weighted-Avg.                  Weighted-Avg.
Option Prices          Shares         Remaining        Exercise Price     Shares      Exercise Price
 (Per Share)        Outstanding    Contractual Life      Per Share      Exercisable      Per Share
-----------------------------------------------------------------------------------------------------
$1.79                      16         2.0 years           $  1.79           16           $  1.79
$4.03 to $8.83            384         5.3 years              7.22          384              7.22
$15.50 to $19.75          562         7.9 years             16.93          420             17.00
$20.00 to $26.44          167         8.4 years             21.89           88             20.24
-----------------------------                                              ---
$1.79 to $26.44         1,129         7.0 years            $14.15          908            $12.91
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

         The Company accounts for the stock option plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income for the years ended December 31, 1998, 1997 and 1996. Had compensation costs been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following proforma amounts:


Year ended December 31                                   1998               1997            1996
--------------------------------------------------------------------------------------------------
Net Income                   As reported               $23,278            $20,133         $16,848
                             Proforma                   22,613             20,026          14,349

Basic Earnings Per Share     As reported               $ 1.27             $  1.08         $   .90
                             Proforma                    1.23                1.07             .76

Diluted Earnings Per Share   As reported               $ 1.25             $  1.06         $   .86
                             Proforma                    1.21                1.05             .73
--------------------------------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rate of 6.5 percent with expected lives of seven years in 1998, 1997 and 1996; expected dividend yield of approximately 0.6, 0.5 and 1.0 percent in 1998, 1997 and 1996, respectively; and expected volatility of 48.9, 32.0 and 47.5 percent in 1998, 1997 and 1996, respectively. The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change, the estimated fair value amounts could be significantly different.

         Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of what is to be expected in future years.

NOTE 9: EMPLOYEE BENEFIT PLANS

         DEFERRED COMPENSATION PLANS

         The Company sponsors a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. The Company contributes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee's compensation. The Company's contributions to the plan vest after a period of four years. During 1998, 1997 and 1996, the Company contributed to the plan approximately $545, $530 and $451, respectively.

         During 1998, the Company established a funded nonqualified deferred compensation plan for its officers, directors and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. The amounts deferred remain the sole property of the Company, which uses them to purchase certain investments as directed by the participants. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 1998, the amounts payable under the plan are valued at the fair market value of the assets owned by the Company.

         MANAGEMENT AND EMPLOYEE BONUS PLAN

         The Company has a bonus plan that provides for participants to receive payments based upon the achievement of set annual increases in revenue and operating income as set by the Board of Directors. The expense related to the plan was approximately $1,239, $687 and $2,822 for 1998, 1997 and 1996,
respectively. All domestic employees as well as key international employees participate in the plan.


NOTE 10: RELATED PARTY TRANSACTIONS

         During 1998, as part of the Company's marketing efforts, the Company spent approximately $100 for the services of a certain outside advertising agency. The president and CEO of the advertising agency is a relative of a key officer and director of the Company.

         During 1996, the Company purchased an office building and warehouse in Mexico for its administrative and warehousing operations. The Company made improvements to the buildings at a cost of $483. The improvements were made by a company, which is owned by a former key employee of the Mexican subsidiary.


NOTE 11: COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities and equipment used in its operations. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 1998, were as follows:


-----------------------------------------------------------------------
     Year ending December 31
-----------------------------------------------------------------------
           1999                                             $2,067
           2000                                              1,303
           2001                                                700
           2002                                                446
           2003                                                131
           Thereafter                                          436
-----------------------------------------------------------------------
                                                            $5,083
-----------------------------------------------------------------------

         The Company incurred expenses of approximately $2,865, $2,962 and $2,512 in connection with operating leases during 1998, 1997 and 1996, respectively.

         The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that any liability as a result of these matters will not have a material adverse effect upon the Company's results of operations or financial position.


NOTE 12: OPERATING SEGMENT AND INTERNATIONAL OPERATION INFORMATION

         The Company has four operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on operating income (loss).

         The Company's operating segments are based on geographic operations and include a domestic segment (United States) and three international segments consisting of Latin America, Asia Pacific and other regions. The segments have similar business characteristics and each offers similar products through similar methods of distribution as described in Note 1. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Intersegment sales, eliminated in consolidation, are not material.

         Operating segment information for the years ended December 31, 1998, 1997 and 1996 as follows:

----------------------------------------------------------------------------------------------
Year ended December 31                         1998                1997                1996
----------------------------------------------------------------------------------------------
Sales Revenue:
     Domestic                               $ 190,309           $ 177,647           $ 159,977
     International:
         Latin America                         80,798              87,389              71,690
         Asia Pacific                          10,581              11,413              12,497
         Other                                 14,364               4,453               4,882
----------------------------------------------------------------------------------------------
                                              296,052             280,902             249,046
----------------------------------------------------------------------------------------------
Operating Expenses:
     Domestic                                 160,946             152,474             141,295
     International:
         Latin America                         72,508              81,106              63,499
         Asia Pacific                          13,172              12,557              12,921
         Other                                 13,359               3,760               4,842
----------------------------------------------------------------------------------------------
                                              259,985             249,897             222,557
----------------------------------------------------------------------------------------------
Operating Income:
     Domestic                                  29,363              25,173              18,682
     International:
         Latin America                          8,290               6,283               8,191
         Asia Pacific                          (2,591)             (1,144)               (424)
         Other                                  1,005                 693                  40
----------------------------------------------------------------------------------------------
                                               36,067              31,005              26,489
----------------------------------------------------------------------------------------------
Unallocated Amounts
      Other Income (Expense)                    2,306               2,198               1,380
----------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes    $  38,373           $  33,203           $  27,869
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
As of December 31                              1998                1997                1996
----------------------------------------------------------------------------------------------
Assets:
     Domestic                               $  62,971           $  58,700           $  58,674
     International:
         Latin America                         32,154              31,818              28,764
         Asia Pacific                           6,236               4,685               3,767
         Other                                  2,338                 593                 791
----------------------------------------------------------------------------------------------
Total Assets                                $ 103,699           $  95,796           $  91,996
----------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------
Year ended December 31                      1998            1997            1996
-----------------------------------------------------------------------------------
Capital Expenditures:
     Domestic                              $5,880          $6,328         $ 6,452
     International:
         Latin America                        477             596           3,739
         Asia Pacific                          76             438              51
         Other                                 40              91             302
-----------------------------------------------------------------------------------
                                           $6,473          $7,453         $10,544
-----------------------------------------------------------------------------------
Depreciation and Amortization:
     Domestic                              $3,439          $2,862         $ 2,388
     International:
         Latin America                      1,169           1,191             860
         Asia Pacific                         138             132              96
         Other                                 66             107              76
-----------------------------------------------------------------------------------
                                           $4,812          $4,292         $ 3,420
-----------------------------------------------------------------------------------

         Revenues by classes of principal product lines for the years ended December 31, 1998, 1997 and 1996 are as follows:


-----------------------------------------------------------------------------------
Year Ended December 31                     1998            1997            1996
-----------------------------------------------------------------------------------
Sales Revenue by Product Lines:
     Herbal Products                     $198,355        $188,204         $161,880
     Vitamins & Mineral Supplements        68,092          64,607           59,771
     Personal Care Products                 8,882           8,427            4,981
     Homeopathic                            2,961           2,809            4,981
     Other                                 17,762          16,855           17,433
-----------------------------------------------------------------------------------
                                         $296,052        $280,902         $249,046
-----------------------------------------------------------------------------------

         Revenues attributed to individual countries for the years ended December 31, 1998, 1997 and 1996 are as follows:


-----------------------------------------------------------------------------------
Year ended December 31                     1998             1997            1996
-----------------------------------------------------------------------------------
Sales Revenue:
     United States                       $190,309        $177,647          $159,977
     International:
         Brazil                            30,289          25,981            17,559
         Other                             75,454          77,274            71,510
-----------------------------------------------------------------------------------
                                         $296,052        $280,902          $249,046
-----------------------------------------------------------------------------------

         International countries not shown individually comprise less than 10 percent of consolidated sales revenue.

         Long-lived assets attributed to individual countries consist primarily of property, plant and equipment and are as follows:


-----------------------------------------------------------------------------------
As of December 31,                   1998             1997              1996
-----------------------------------------------------------------------------------
Long-Lived Assets:
     United States                 $18,799          $16,291           $13,010
     International:
         Brazil                      3,085            3,209             3,052
         Other                       4,012            4,211             4,135
-----------------------------------------------------------------------------------
                                   $25,896          $23,711           $20,197
-----------------------------------------------------------------------------------

         International countries not shown individually comprise less than 10 percent of consolidated long-lived assets.


NOTE 13:  SUBSEQUENT EVENT

         Subsequent to December 31, 1998, Brazil experienced a significant foreign currency devaluation. As of January 29, 1999, the Brazilian real devalued relative to the U.S. dollar by approximately 72 percent. Any impact of fluctuations of the Brazilian real relative to the U.S. dollar on the Company's net monetary assets denominated in Brazilian real will be reflected on the Company's consolidated balance sheet in the shareholders' equity section as a component of accumulated other comprehensive income.


NOTE 14: SUMMARY OF QUARTERLY OPERATIONS -- UNAUDITED

                                                                                     Income                Basic     Diluted
                                                Selling, General           Other     Before                 Net        Net
                Sales      Cost of      Volume     & Admin.    Operating  Income     Income       Net      Income     Income
   1998       Revenue    Goods Sold    Incentives  Expenses     Income   (Expense)   Taxes      Income    Per Share  Per Share
------------------------------------------------------------------------------------------------------------------------------
First Qtr     $ 75,283      $13,542    $  35,199     $18,684     $ 7,858    $ 329    $ 8,187    $ 4,867     $0.26     $ 0.26
Second Qtr      77,201       13,646       35,474      18,858       9,223      700      9,923      6,105      0.33       0.32
Third Qtr       73,456       13,155       33,628      17,774       8,899      749      9,648      6,059      0.33       0.33
Fourth Qtr      70,112       11,848       32,189      15,988      10,087      528     10,615      6,247      0.34       0.34
------------------------------------------------------------------------------------------------------------------------------
              $296,052      $52,191     $136,490     $71,304     $36,067   $2,306    $38,373    $23,278     $1.27      $1.25
------------------------------------------------------------------------------------------------------------------------------
1997
------------------------------------------------------------------------------------------------------------------------------
First Qtr    $  67,825      $12,060    $  31,404     $17,951     $ 6,410  $   361   $  6,771   $  4,010     $0.21      $0.21
Second Qtr      71,411       13,405       33,319      16,720       7,967      672      8,639      5,247      0.28       0.28
Third Qtr       71,589       12,756       33,424      17,272       8,137      683      8,820      5,406      0.29       0.29
Fourth Qtr      70,077       13,387       32,562      15,637       8,491      482      8,973      5,470      0.29       0.29
------------------------------------------------------------------------------------------------------------------------------
              $280,902      $51,608     $130,709     $67,580     $31,005   $2,198    $33,203    $20,133     $1.08      $1.06
------------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by Item 10 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1998, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 11.      EXECUTIVE COMPENSATION

         Information called for by Item 11 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1998, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for by Item 12 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1998, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information called for by Item 13 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1998, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1)  LIST OF FINANCIAL STATEMENTS

                  The following are filed as part of this Report:

                  Report of Independent Public Accountants

                  Consolidated statements of income for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated balance sheets as of December 31, 1998 and 1997.

                  Consolidated statements of shareholders' equity for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996.

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

          (a)(3)  LIST OF EXHIBITS

                   3.1(1) -     Restated Articles of Incorporation

                   3.2(2) -     By-laws, as amended

                  10.2(3) -     Form of Employment Agreement between the
                                Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements

                  10.3(4)       1995 Stock Option Plan

                  10.4(4)       Form of Stock Option Agreement (1995 Stock
                                Option Plan)

                  10.5(5) -     1998 Employee Incentive Compensation Plan

                  10.6          Supplemental Elective Deferral Plan

                  10.7          Executive Loan Program

                  21  -         List of Subsidiaries of Registrant

                  23 -          Consent of Independent Public Accountants

                  27-           Financial Data Schedule
------------
[1] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference.

[2] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1985 and is incorporated herein by reference.

[3] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

[4] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.
[5] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.

          (b)     REPORTS ON FORM 8-K

                  The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1998.

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

                                    Nature's Sunshine Products, Inc.
                                    (Registrant)

Date:  March 16, 1999         By:  /s/  Daniel P. Howells
                                   ----------------------------------------
                                   Daniel P. Howells, President, C.E.O. and
                                   Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                              Title                                                 Date
        ---------                              -----                                                 ----
/s/ Daniel P. Howells             President, Chief Executive Officer and Director              March 16, 1999
----------------------
    Daniel P. Howells

/s/ Craig D. Huff                 Vice President of Finance, Treasurer,                        March 16, 1999
----------------------            Chief Financial Officer, Chief Accounting Officer
    Craig D. Huff

/s/ Douglas Faggioli              Chief Operating Officer and Director                         March 16, 1999
----------------------
    Douglas Faggioli

/s/ Kristine F. Hughes            Chairman of the Board and Director                           March 16, 1999
----------------------
    Kristine F. Hughes

/s/ Eugene L. Hughes              Vice President and Director                                  March 16, 1999
----------------------
    Eugene L. Hughes

/s/ Merrill Gappmayer             Director                                                     March 16, 1999
----------------------
    Merrill Gappmayer

/s/ Pauline T. Hughes             Director                                                     March 16, 1999
----------------------
    Pauline T. Hughes

/s/ Robert H. Daines              Director                                                     March 16, 1999
----------------------
    Robert H. Daines


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To Nature's Sunshine Products, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Nature's Sunshine Products, Inc., and subsidiaries appearing in Item 8 in this Annual Report on Form 10-K, and have issued our report thereon dated January 29, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

San Francisco, California
January 29, 1999

                        NATURE'S SUNSHINE PRODUCTS, INC.
                 SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                          (Dollar Amounts in Thousands)

                                     Balance at                                                     Balance at
                                     Beginning                       Amounts         Amounts          End of
         Description                   of Year      Provisions      Written Off     Recovered          Year
         -----------                 ----------     ----------      -----------     ---------       ----------
Year ended December 31, 1998

       Allowance for doubtful
           accounts receivable          $ 661          $ 229          $ (46)          $ (25)          $ 819

       Allowance for obsolete
           inventory                      534            468           (375)            ---             627

       Allowance for notes
           receivable                      14            ---            ---             ---              14


Year ended December 31, 1997

       Allowance for doubtful
           accounts receivable          $ 417          $ 394          $(138)          $ (12)          $ 661

       Allowance for obsolete
           inventory                      304            470           (240)            ---             534

       Allowance for notes
           receivable                      14            ---            ---             ---              14

Year ended December 31, 1996

       Allowance for doubtful
           accounts receivable          $ 346          $ 162          $ (83)          $  (8)          $ 417

       Allowance for obsolete
           inventory                      436            203           (335)            ---             304

       Allowance for notes
           receivable                      14            ---            ---             ---              14

                                LIST OF EXHIBITS


                                                                                    LOCATED AT
                                                                                   SEQUENTIALLY
      ITEM NO.                     EXHIBIT                                         NUMBERED PAGE
      --------                     -------                                         -------------
     3.1(1) -    Restated Articles of Incorporation                                    ---
     3.2(2) -    By-laws, as amended                                                   ---
    10.2(3) -    Form of Employment Agreement between the Registrant and               ---
                 its executive officers together with a schedule
                 identifying the agreements omitted and setting forth the
                 material differences between the filed agreement and the
                 omitted agreements.
    10.3(4)      1995 Stock Option Plan                                                ---
    10.4(4)      Form of Stock Option Agreement (1995 Stock Option Plan)               ---
    10.5(5) -    1998 Employee Incentive Compensation Plan                             ---
    10.6         Executive Loan Program                                                 43
    10.7         Supplemental Elective Deferral Plan                                    44
    21  -        List of Subsidiaries of Registrant                                     52
    23  -        Consent of Independent Public Accountants                              53
    27  -        Financial Data Schedule                                                54

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

[5] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.