Form 10-Q
period 1999-03-31
NATURES SUNSHINE PRODUCTS INC
filed 1999-05-11
CIK 275053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

The number of shares of common stock, without par value, outstanding as of May 3, 1999, was 17,740,599.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)

                                                    March 31,
                                                       1999            December 31,
                                                   (UNAUDITED)             1998
                                                    ---------          ------------

ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                    $  30,641           $  22,099
       Accounts receivable, net                        10,068               9,939
       Inventories                                     21,076              22,494
       Deferred income tax assets                       2,369               2,438
       Prepaid expenses and other                       5,612               6,025
                                                    ---------           ---------
           Total Current Assets                        69,766              62,995

PROPERTY, PLANT AND
       EQUIPMENT, net                                  25,491              25,896

LONG-TERM INVESTMENTS                                  12,171              11,675

OTHER ASSETS                                            2,840               3,133
                                                    ---------           ---------
                                                    $ 110,268           $ 103,699
                                                    ---------           ---------
                                                    ---------           ---------


       The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Amounts In Thousands)

                                                         March 31,
                                                            1999            December 31,
                                                        (UNAUDITED)             1998
                                                         ---------          ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Short-term debt                                   $   1,447           $   1,728
       Accounts payable                                      4,544               4,403
       Accrued volume incentives                            12,343               9,638
       Accrued liabilities                                  10,102               8,649
       Income taxes payable                                  5,110               3,279
                                                         ---------           ---------
           Total Current Liabilities                        33,546              27,697
                                                         ---------           ---------

LONG-TERM LIABILITIES:
       Long-term deferred income tax liabilities             2,123               2,035
       Deferred compensation                                   524                 ---
                                                         ---------           ---------
           Total Long-Term Liabilities                       2,647               2,035
                                                         ---------           ---------

SHAREHOLDERS' EQUITY:
       Common stock, no par value, 20,000 shares
           authorized; 19,446 shares issued                 37,528              37,528
       Retained earnings                                    76,404              72,013
       Treasury stock, at cost, 1,569 and 1,421
           shares at March 31, 1999 and
           December 31, 1998, respectively                 (30,765)            (28,926)
       Accumulated other comprehensive income (loss)        (9,092)             (6,648)
                                                         ---------           ---------
           Total Shareholders' Equity                       74,075              73,967
                                                         ---------           ---------
                                                         $ 110,268           $ 103,699
                                                         ---------           ---------
                                                         ---------           ---------


       The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
              (Amounts In Thousands, Except Per-Share Information)
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                       1999               1998
                                                                     --------           --------
SALES REVENUE                                                        $ 72,178           $ 75,283
                                                                     --------           --------
COSTS AND EXPENSES:
        Cost of goods sold                                             12,857             13,542
        Volume incentives                                              33,123             35,199
        Selling, general and administrative                            18,539             18,684
                                                                     --------           --------
                                                                       64,519             67,425
                                                                     --------           --------

OPERATING INCOME                                                        7,659              7,858

OTHER INCOME, net:                                                        597                329
                                                                     --------           --------
INCOME BEFORE PROVISION FOR INCOME TAXES                                8,256              8,187

PROVISION FOR INCOME TAXES                                              3,266              3,320
                                                                     --------           --------
NET INCOME                                                           $  4,990           $  4,867
                                                                     --------           --------
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
        Foreign currency translation adjustments                       (2,437)                42
        Unrealized holding losses arising during the period                (7)              (125)
                                                                     --------           --------
                                                                       (2,444)               (83)
                                                                     --------           --------
COMPREHENSIVE INCOME                                                 $  2,546           $  4,784
                                                                     --------           --------
                                                                     --------           --------

BASIC NET INCOME PER COMMON SHARE                                    $   0.28           $   0.26
                                                                     --------           --------
WEIGHTED AVERAGE BASIC SHARES                                          17,976             18,587
                                                                     --------           --------
                                                                     --------           --------
DILUTED NET INCOME PER COMMON SHARE                                  $   0.28           $   0.26
                                                                     --------           --------
WEIGHTED AVERAGE DILUTED SHARES                                        18,101             18,950
                                                                     --------           --------
                                                                     --------           --------


       The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts In Thousands)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31,
                                                             ---------------------------
                                                               1999               1998
                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  4,990           $  4,867
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Bad debt expense                                               9                  1
     Depreciation and amortization                              1,489              1,139
     Gain on sale of fixed assets                                  (5)               ---
Changes in assets and liabilities:
     Increase in accounts receivable                             (138)            (1,388)
     Decrease in inventories                                    1,418                410
     Decrease in prepaid expenses and other assets                757                336
     Increase in accounts payable                                 141                362
     Increase in accrued volume incentives                      2,705              2,685
     Increase in accrued liabilities                            1,977              4,164
     Increase in income taxes payable                           1,831                932
     Increase in deferred income taxes                            157                221
     Cumulative translation adjustments                        (1,777)               207
                                                             --------           --------
          Net Cash Provided by Operating Activities            13,554             13,936
                                                             --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (731)            (2,028)
   (Purchase) Sale of long-term investments                      (496)               123
   Payments received on long-term receivables                      18                 18
   Purchase of other assets                                      (333)              (429)
   Proceeds from sale of assets                                    17                ---
   Advance to minority interest partner                          (108)              (129)
                                                             --------           --------
        Net Cash Used in Investing Activities                  (1,633)            (2,445)
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of cash dividends                                     (599)              (619)
   Purchase of treasury stock                                  (1,839)            (2,072)
   Repayments of short-term debt                                 (280)              (152)
   Proceeds from exercise of stock options                        ---                853
   Tax benefit from stock option exercise                         ---                252
                                                             --------           --------
           Net Cash Used in Financing Activities               (2,718)            (1,738)
                                                             --------           --------
EFFECT OF EXCHANGE RATES ON CASH                                 (661)              (164)
                                                             --------           --------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                             8,542              9,589
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                         22,099             27,813
                                                             --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $ 30,641           $ 37,402
                                                             --------           --------
                                                             --------           --------


       The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts In Thousands, Except Per-Share Information)
                                   (UNAUDITED)

(1)  INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

     The unaudited, condensed consolidated financial statements of Nature's Sunshine Products, Inc. and subsidiaries included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.

     These condensed consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the periods presented. All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)  INVENTORIES

     Inventories consist of the following:

                                                        March 31,             December 31,
                                                          1999                    1998
                                                       ---------              ------------
        Raw materials                                  $  6,467                 $  6,104
        Work in process                                   1,298                    1,377
        Finished goods                                   13,311                   15,013
                                                       --------                 --------
                                                       $ 21,076                 $ 22,494
                                                       --------                 --------
                                                       --------                 --------


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

     As of March 31, 1999, the Company had a total of 1,119 options outstanding. The options were all granted at market prices and have a weighted average exercise price of $10.96.

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended:

                                       Net Income                   Shares          Per Share
                                       (Numerator)              (Denominator)         Amount
                                       -----------              -------------       ---------
March 31, 1999
Basic EPS                                 $4,990                    17,976            $0.28
     Effect of stock options                 ---                       125
                                          ------                    ------            -----
Diluted EPS                               $4,990                    18,101            $0.28
                                          ------                    ------            -----
                                          ------                    ------            -----

March 31, 1998
Basic EPS                                 $4,867                    18,587            $0.26
     Effect of stock options                 ---                       363
                                          ------                    ------            -----
Diluted EPS                               $4,867                    18,950            $0.26
                                          ------                    ------            -----
                                          ------                    ------            -----


     At March 31, 1999 and 1998, there were outstanding options to purchase 151 and 11 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(4)  EQUITY TRANSACTIONS

     The Company has declared 43 consecutive quarterly cash dividends. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared April 29, 1999, to shareholders of record on May 13, 1999 and is payable on May 27, 1999.

     On September 23, 1998, the Board of Directors authorized the repurchase up to 500 shares of the Company's common stock as market conditions warrant. As of March 31, 1999, the Company had repurchased approximately 370 shares of common stock under this approval. Subsequent to March 31, 1999, the Company repurchased the remaining 130 shares of common stock previously authorized by the Board of Directors.

(5)  RECENT ACCOUNTING PRONOUNCEMENTS

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME

     The composition of accumulated other comprehensive income (loss), net of tax, is as follows:

                                                                  Unrealized                 Total
                                                                Gains/(Losses)             Accumulated
                                       Foreign Currency     on Available-for Sale     Other Comprehensive
                                         Adjustments            Securities               Income (Loss)
                                       ----------------     ----------------------    -------------------
Balance as of December 31, 1998          $ (7,012)                    $364                  $ (6,648)
Current period change                      (2,437)                      (7)                   (2,444)
                                         --------                     ----                  --------
Balance as of March 31, 1999             $ (9,449)                    $357                  $ (9,092)
                                         --------                     ----                  --------
                                         --------                     ----                  --------


     During the quarter ended March 31, 1999, the Brazilian real devalued approximately 45 percent relative to the U.S. dollar. A significant portion of the foreign currency adjustment is associated with the devaluation of the Brazilian real.

(7)  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations or financial position.

(8)  SEGMENT INFORMATION

     The Company has four operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on operating income (loss).

     The Company's operating segments are based on geographic operations and include a domestic segment (United States) and three international segments consisting of Latin America, Asia Pacific and other regions. Intersegment sales, eliminated in consolidation, are not material.

     Prior balances have been restated to reflect the Company's implementation of SFAS No. 131.

     Segment information for the three months ended March 31, 1999, compared to the previous year are as follows:

Three Months Ended March 31,                      1999               1998
                                                  ----               ----
Sales Revenue:
  Domestic                                     $ 48,580           $ 49,496
  International:
    Latin America                                17,132             20,073
    Asia Pacific                                  3,002              2,294
    Other                                         3,464              3,420
                                               --------           --------
                                                 72,178             75,283
                                               --------           --------
Operating Expenses:
  Domestic                                       41,791             43,453
  International:
    Latin America                                15,800             18,048
    Asia Pacific                                  3,840              2,916
    Other                                         3,088              3,008
                                               --------           --------
                                                 64,519             67,425
                                               --------           --------
Operating Income:
  Domestic                                        6,789              6,043
  International:
    Latin America                                 1,332              2,025
    Asia Pacific                                   (838)              (622)
    Other                                           376                412
                                               --------           --------
                                                  7,659              7,858
Unallocated Amounts
  Other Income (Expense)                            597                329
                                               --------           --------
Income Before Provision for Income Taxes       $  8,256           $  8,187
                                               --------           --------
                                               --------           --------

                                       MARCH 31,        December 31,
                                         1999              1998
                                       --------         ------------
Assets
  Domestic                             $ 71,631           $ 62,971
  International:
    Latin America                        30,382             32,154
    Asia Pacific                          5,590              6,236
    Other                                 2,665              2,338
                                       --------           --------
                                       $110,268           $103,699
                                       --------           --------
                                       --------           --------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and management's discussion and analysis included in the Company's Annual Report for the year ended December 31, 1998.

RESULTS OF OPERATIONS

The following table identifies (i) the relationship that net income items disclosed in the consolidated condensed financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.

                         (Dollar Amounts in Thousands)
                                 (UNAUDITED)

           (i)
    Income and Expense                                                           (ii)
Items as a Percent of Sales                                           Three Months Ended March 31
---------------------------                                                   1999 to 1998
   Three Months Ended                                                 ----------------------------
        March 31                                                      Amount of            Percent
---------------------------       Income and                           Increase              of
    1999          1998           Expense Items                        (Decrease)           Change
    ----          ----           -------------                        ----------           -------
    100.0%        100.0%         Sales revenue                           $(3,105)            (4.1)%
    -----         -----                                                  -------
     17.8          18.0          Cost of sales                              (685)            (5.1)
     45.9          46.8          Volume incentives                        (2,076)            (5.9)
     25.7          24.8          SG&A expenses                              (145)            (0.8)
    -----         -----                                                  -------
     89.4          89.6          Total operating expenses                 (2,906)            (4.3)
    -----         -----                                                  -------
     10.6          10.4          Operating income                           (199)            (2.5)
                                                                         -------
      0.8           0.5          Other income                                268             81.5
    -----         -----
     11.4          10.9          Income before income taxes                   69              0.8

      4.5           4.4          Provision for income taxes                  (54)            (1.6)
    -----         -----                                                  -------
      6.9%          6.5%         Net income                              $   123              2.5%
    -----         -----                                                  -------
                                                                         -------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES REVENUE

     Sales revenue for the three months ended March 31, 1999, was $72.2 million compared to $75.3 million in the prior year, an decrease of approximately 4 percent. Management believes the decrease in sales for the three months ended March 31, 1999, is attributable to increased product and price competition in the nutritional supplement market as well as increased competition for new distributors and the continued devaluation of foreign currencies against the U.S. dollar. Sales revenue in the Company's domestic operations was $48.6 million for the three months ended March 31, 1999, a decrease of approximately 2 percent over the same period in the prior year. The domestic sales revenue growth rate was negatively impacted during the period by increased product and price competition in the nutritional supplement market. The Company expects competition to remain strong for the foreseeable future. Management is evaluating various programs and promotions in an effort to restore current growth rates to those experienced in the past. Domestic sales revenue from the Hispanic market increased approximately 4 percent during the first quarter of 1999, as compared to the same period the prior year. These increases were the result of increased focus on and the introduction of several programs directed specifically at the Hispanic market. A price increase of approximately 2 percent, primarily driven by increased raw material costs, went into effect on April 1, 1999. Management believes this price increase will be acceptable to its sales force and will result in increased sales revenue. However, there can be no assurance that the price increase will be accepted by the sales force.

     The Company's international operations reported sales revenue of $23.6 million for the three months ended March 31, 1999, a decrease of 8 percent compared to the same period in 1998. The declining rate of growth of international sales revenue was primarily the result of the increased valuation of the U.S. dollar against foreign currencies. International operations which reported the most significant foreign currency impacts were Brazil, Mexico, Ecuador and Colombia. During the quarter ended March 31, 1999, the Brazilian real devalued (approximately 45 percent) relative to the U.S. dollar. The Company instituted a price increase in Brazil effective March 1, 1999, to adjust for this devaluation. Management believes that the price increases will be acceptable to its sales force and will result in increased sales revenue. Eliminating the adverse effect of the foreign currency devaluation, international sales revenue would have increased approximately 3 percent. The Company also experienced a decrease in sales revenue in certain of its Latin American subsidiaries, most notably, Colombia, Brazil and Venezuela.

     The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers at March 31, 1999, was 15,778 compared to 15,758 at March 31, 1998. The number of Distributors at March 31, 1999, was approximately 526,000 compared to approximately 516,000 at December 31, 1998, an increase of approximately 2 percent.

COST OF GOODS SOLD

     For the three months ended March 31, 1999, the Company experienced a slight decrease in cost of goods sold, as a percentage of sales, compared to the same period in the prior year. Management expects cost of goods sold to remain relatively constant as a percent of sales during the remainder of 1999, as compared to the quarter ended March 31, 1999.

VOLUME INCENTIVES

     Volume incentives are payments to independent sales force members for reaching certain levels of sales performance and organizational development and are an integral part of the Company's direct sales marketing program. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. For the three months ended March 31, 1999, the Company experienced a

0.9 percent decrease in volume incentives, as a percentage of sales, compared to the same period the prior year. The decrease in volume incentives is primarily the result of change in product sales mix to products that have a lower volume incentive payout. Management expects volume incentives to remain relatively constant, as a percent of sales, during the remainder of 1999, as compared to the quarter ended March 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended March 31, 1999, increased, as a percent of sales, as the result of the decrease in sales revenue. Actual SG&A expenses decreased slightly during the quarter as compared to March 31, 1998. Management expects SG&A to decrease slightly, as a percent of sales, for the year ended December 31, 1999, compared to the quarter ended March 31, 1999.

SEGMENT INFORMATION

     See information included in the condensed consolidated financial statements under Item 1 Note 8.

BALANCE SHEET

ACCRUED VOLUME INCENTIVES

     Accrued volume incentives increased approximately $2.7 million as of March 31, 1999, as compared to December 31, 1998, as a result of increased sales revenue during the month of March as compared to the month of December.

ACCRUED LIABILITIES

     Accrued liabilities increased approximately $1.5 million during the three months ended March 31, 1999, resulting primarily from accruals associated with the Company's sales conventions and travel programs.

INCOME TAXES PAYABLE

     Income taxes payable increased approximately $1.8 million during the three months ended March 31, 1999. The increase is associated with the timing of required tax deposits in the United States.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased approximately $8.5 million for the three months ended March 31, 1999. The increase in cash and cash equivalents is primarily the result of net income as well as the increases in accrued liabilities. During the first three months of 1999, cash totaling $1.8 million was used to repurchase approximately 150,000 shares of common stock. Management believes the Company's stock is an attractive investment and pursuant to its previously announced 500,000 common share buyback program purchased the remaining balance of approximately 130,000 shares of its common stock subsequent to March 31, 1999.

     On February 23, 1999, the Company's Board of Directors authorized the expenditure of $6.0 million for revitalizing and relaunching the Company's products in Japan. The authorized funds will be used for marketing and advertising costs as well as capital improvements. The Company anticipates a majority of these expenditures to take place during the second and third quarters of 1999, and will be funded from the Company's current working capital. The expenditures could have an impact on future earnings.

     During the three months ended March 31, 1998, the Company paid approximately $1.5 million for the expansion of its domestic warehouse and manufacturing facilities associated with continued construction costs. The warehouse portion of the facility was completed during the second quarter of 1998. Total costs associated with the expansion were approximately $6.2 million. The entire amount was financed from working capital.

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

LEGAL PROCEEDING

     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations or financial position.

THE YEAR 2000 ISSUE

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

However, the primary Y2K risk to the Company's operation is potential service disruption from third-party providers. These services include but are not limited to providers that supply telephone, electricity, banking, shipping and raw materials for the Company's manufacturing operations. Any disruption of these critical services would hinder the Company's ability to receive, process and ship orders. In the event of a temporary disruption in the supply of raw materials, the Company believes it currently maintains an adequate supply of finished goods and raw material inventories to sustain manufacturing and distribution of finished product until alternative sources become available. Although in the past the Company has been able to locate alternative sources, there can be no assurance the Company will be successful in locating such sources in the future. The Company also believes that a temporary disruption of communication services would seriously impact the Company's ability to receive and process orders. The Company has manual processes in place, which it believes would provide temporary replacement for such services. Efforts are currently underway to verify Y2K compliance of the Company's major service providers.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other items of this Form 10-Q may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities

Litigation Reform Act of 1995. Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                  NATURE'S SUNSHINE PRODUCTS, INC.


Date:  May 10, 1999               /s/ Daniel P. Howells
                                  ------------------------------
                                  Daniel P. Howells, President & Chief Executive
                                  Officer


Date:  May 10, 1999               /s/ Craig D. Huff
                                  ------------------------------
                                  Craig D. Huff, Chief Financial Officer