Form 10-Q
period 1999-06-30
NATURES SUNSHINE PRODUCTS INC
filed 1999-08-13
CIK 275053

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

                  For the Quarterly Period Ended June 30, 1999

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

                          Yes   __X__                  No _____

The number of shares of common stock, without par value, outstanding as of August 5, 1999, was 17,514,399.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)
                                   (UNAUDITED)

                                                                      June 30,                     December 31,
                                                                        1999                           1998
                                                                     -----------                   -----------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                       $  25,468                     $  22,099
       Accounts receivable, net                                            9,668                         9,939
       Inventories                                                        20,869                        22,494
       Deferred income tax assets                                          2,242                         2,438
       Prepaid expenses and other                                          7,513                         6,025
                                                                     -----------                   -----------


           Total Current Assets                                           65,760                        62,995

PROPERTY, PLANT AND
       EQUIPMENT, net                                                     25,943                        25,896

LONG-TERM INVESTMENTS                                                     12,161                        11,675

OTHER ASSETS                                                               3,234                         3,133
                                                                     -----------                   -----------

                                                                        $107,098                      $103,699
                                                                     -----------                   -----------
                                                                     -----------                   -----------


          The accompanying notes to the financial statements are an integral part of these consolidated condensed financial statements.

                  NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                               (Amounts In Thousands)
                                    (UNAUDITED)

                                                                      June 30,                     December 31,
                                                                        1999                           1998
                                                                     -----------                   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Short-term debt                                                $    1,221                    $    1,728
       Accounts payable                                                    3,341                         4,403
       Accrued volume incentives                                          10,472                         9,638
       Accrued liabilities                                                10,833                         8,649
       Income taxes payable                                                3,112                         3,279
                                                                     -----------                   -----------

           Total Current Liabilities                                      28,979                        27,697
                                                                     -----------                   -----------

LONG-TERM LIABILITIES:
       Deferred income tax liabilities                                     1,971                         2,035
       Deferred compensation                                                 647                           ---
                                                                     -----------                   -----------

           Total Long-Term Liabilities                                     2,618                         2,035
                                                                     -----------                   -----------

SHAREHOLDERS' EQUITY:
       Common stock, no par value, 20,000 shares
           authorized; 19,446 shares issued                               37,528                        37,528
       Retained earnings                                                  80,610                        72,013
       Treasury stock, at cost, 1,803 and 1,421
           shares at June 30, 1999 and
           December 31, 1998, respectively                               (33,459)                      (28,926)
       Accumulated other comprehensive loss                               (9,178)                       (6,648)
                                                                     -----------                   -----------

           Total Shareholders' Equity                                     75,501                        73,967
                                                                     -----------                   -----------

                                                                        $107,098                      $103,699
                                                                     -----------                   -----------
                                                                     -----------                   -----------





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

                                                                              Three Months Ended
                                                                                     June 30,
                                                                     -----------------------------------------
                                                                         1999                          1998
                                                                     -----------                  ------------
SALES REVENUE                                                        $    71,639                  $     77,201
                                                                     -----------                  ------------

COSTS AND EXPENSES:
        Cost of goods sold                                                12,284                        13,646
        Volume incentives                                                 32,764                        35,474
        Selling, general and administrative                               19,210                        18,858
                                                                     -----------                  ------------
                                                                          64,258                        67,978
                                                                     -----------                  ------------

OPERATING INCOME                                                           7,381                         9,223

OTHER INCOME, net                                                            545                           700
                                                                     -----------                  ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   7,926                         9,923

PROVISION FOR INCOME TAXES                                                 3,130                         3,818
                                                                     -----------                  ------------

NET INCOME                                                                 4,796                         6,105
                                                                     -----------                  ------------

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
        Foreign currency translation adjustments                            (109)                         (198)
        Unrealized holding gains arising during the period                    54                            20
        Reclassification adjustment for gains
           included in net income                                            (31)                           (9)
                                                                     -----------                  ------------
                                                                             (86)                         (187)
                                                                     -----------                  ------------

COMPREHENSIVE INCOME                                                 $     4,710                  $      5,918
                                                                     -----------                  ------------
                                                                     -----------                  ------------


BASIC NET INCOME PER COMMON SHARE                                    $      0.27                  $       0.33
                                                                     -----------                  ------------
                                                                     -----------                  ------------

WEIGHTED AVERAGE BASIC SHARES                                             17,725                        18,477
                                                                     -----------                  ------------
                                                                     -----------                  ------------

DILUTED NET INCOME PER COMMON SHARE                                  $      0.27                  $       0.32
                                                                     -----------                  ------------
                                                                     -----------                  ------------

WEIGHTED AVERAGE DILUTED SHARES                                           17,825                        18,791
                                                                     -----------                  ------------
                                                                     -----------                  ------------

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

                                                                               Six Months Ended
                                                                                    June 30,
                                                                       ---------------------------------------
                                                                         1999                          1998
                                                                       ---------                   -----------
SALES REVENUE                                                           $143,817                      $152,484
                                                                       ---------                   -----------

COSTS AND EXPENSES:
        Cost of goods sold                                                25,141                        27,187
        Volume incentives                                                 65,887                        70,673
        Selling, general and administrative                               37,749                        37,543
                                                                       ---------                   -----------
                                                                         128,777                       135,403
                                                                       ---------                   -----------

OPERATING INCOME                                                          15,040                        17,081

OTHER INCOME, net                                                          1,142                         1,029
                                                                       ---------                   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                  16,182                        18,110

PROVISION FOR INCOME TAXES                                                 6,396                         7,138
                                                                       ---------                   -----------

NET INCOME                                                                 9,786                        10,972
                                                                       ---------                   -----------

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
        Foreign currency translation adjustments                          (2,546)                         (156)
        Unrealized holding gains (losses) arising
          during the period                                                   47                          (105)
        Reclassification adjustment for gains
           included in net income                                            (31)                           (9)
                                                                       ---------                   -----------
                                                                          (2,530)                         (270)
                                                                       ---------                   -----------

COMPREHENSIVE INCOME                                                   $   7,256                   $    10,702
                                                                       ---------                   -----------
                                                                       ---------                   -----------


BASIC NET INCOME PER COMMON SHARE                                      $    0.55                   $      0.59
                                                                       ---------                   -----------
                                                                       ---------                   -----------

WEIGHTED AVERAGE BASIC SHARES                                             17,850                        18,532
                                                                       ---------                   -----------
                                                                       ---------                   -----------

DILUTED NET INCOME PER COMMON SHARE                                    $    0.54                   $      0.58
                                                                       ---------                   -----------
                                                                       ---------                   -----------

WEIGHTED AVERAGE DILUTED SHARES                                           17,961                        18,871
                                                                       ---------                   -----------
                                                                       ---------                   -----------

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

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                    -------------------------------------------
                                                                        1999                           1998
                                                                    ------------                 --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 9,786                     $ 10,972
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Bad debt expense                                                        106                           70
     Depreciation and amortization                                         2,808                        2,535
     Gain on sale of fixed assets                                             (7)                         (25)
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                            165                       (1,679)
       Decrease in inventories                                             1,625                          203
       (Increase) decrease in prepaid expenses and other assets             (715)                       1,839
       Decrease in accounts payable                                       (1,062)                          (1)
       Increase in accrued volume incentives                                 834                        1,583
       Increase in accrued liabilities                                     2,831                        4,382
       Decrease in income taxes payable                                     (167)                      (1,045)
       Increase in deferred income taxes                                     133                          194
       Cumulative translation adjustments                                 (1,555)                         190
                                                                    ------------                 ------------
          Net Cash Provided by Operating Activities                       14,782                       19,218
                                                                    ------------                 ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (2,371)                      (4,818)
   (Purchase) sale of long-term investments                                 (485)                          77
   Payments received on long-term receivables                                 41                           94
   Purchase of other assets                                               (1,402)                        (884)
   Proceeds from sale of assets                                               25                           51
                                                                    ------------                 ------------
          Net Cash Used in Investing Activities                           (4,192)                      (5,480)
                                                                    ------------                 ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of cash dividends                                              (1,190)                      (1,237)
   Purchase of treasury stock                                             (4,533)                      (5,521)
   Repayments of short-term debt                                            (506)                        (836)
   Proceeds from exercise of stock options                                   ---                        1,041

   Tax benefit from stock option exercise                                    ---                          318
                                                                    ------------                 ------------
           Net Cash Used in Financing Activities                          (6,229)                      (6,235)
                                                                    ------------                 ------------

EFFECT OF EXCHANGE RATES ON CASH                                            (992)                        (346)
                                                                    ------------                 ------------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                        3,369                        7,157
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                    22,099                       27,813
                                                                    ------------                 ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                         $25,468                      $34,970
                                                                    ------------                 ------------
                                                                    ------------                 ------------

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

        These condensed consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the periods presented. All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

        It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)     INVENTORIES

        Inventories consist of the following:
                                                                      June 30,                     December 31,
                                                                        1999                           1998
                                                                      --------                     ------------
        Raw materials                                                 $  5,678                        $  6,104
        Work in process                                                  1,396                           1,377
        Finished goods                                                  13,795                          15,013
                                                                      --------                        --------
                                                                       $20,869                         $22,494
                                                                      --------                        --------
                                                                      --------                        --------

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

         As of June 30, 1999, the Company had a total of 1,115 options outstanding. The options were all granted at market prices and have a weighted average exercise price of $10.92.

        Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended:

             Net Income                               Shares                  Per Share
                                                   (Numerator)              (Denominator)              Amount
-------------------------------------------------------------------------------------------------------------------
      THREE MONTHS ENDED JUNE 30, 1999
-------------------------------------------------------------------------------------------------------------------
      Basic EPS                                          $4,710                   17,725                 $0.27
           Effect of stock options                          ---                      100
-------------------------------------------------------------------------------------------------------------------
      Diluted EPS                                        $4,710                   17,825                 $0.27
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
      Three  Months Ended June 30, 1998
-------------------------------------------------------------------------------------------------------------------
      Basic EPS                                          $5,918                   18,477                 $0.33
           Effect of stock options                          ---                      314
-------------------------------------------------------------------------------------------------------------------
      Diluted EPS                                        $5,918                   17,791                 $0.32
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


             Net Income                               Shares                  Per Share
                                                   (Numerator)              (Denominator)              Amount
-------------------------------------------------------------------------------------------------------------------
      SIX MONTHS ENDED JUNE 30, 1999
-------------------------------------------------------------------------------------------------------------------
      Basic EPS                                        $  9,786                   17,850                 $0.55
           Effect of stock options                          ---                      111
-------------------------------------------------------------------------------------------------------------------
      Diluted EPS                                      $  9,786                   17,961                 $0.54
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
      Six Months Ended June 30, 1998
-------------------------------------------------------------------------------------------------------------------
      Basic EPS                                         $10,972                   18,532                 $0.59
           Effect of stock options                          ---                      339
-------------------------------------------------------------------------------------------------------------------
      Diluted EPS                                       $10,972                   18,871                 $0.58
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

        For the three months ended June 30, 1999 and 1998, there were outstanding options to purchase 708 and 26 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive. For the six months ended June 30, 1999 and 1998, there were outstanding options to purchase 142 and 18 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

 (4) EQUITY TRANSACTIONS

        The Company has declared 44 consecutive quarterly cash dividends. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on July 28, 1999, to shareholders of record on August 9, 1999 and is payable on August 19, 1999.

        For the six months ended June 30, 1999, the Company repurchased approximately 382 shares of its common stock. During the second quarter the Company completed the 500 common share repurchase program previously authorized by the Board in September 1998. On May 11, 1999, the Board of Directors authorized the repurchase up to 500 shares of the Company's common stock as market conditions warrant. As of June 30, 1999, the Company had repurchased approximately 108 shares of common stock under this approval. Subsequent to June 30, 1999, the Company repurchased an additional 128 shares of common stock under this authorization.

 (5)  RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this statement will not have a material effect on the Company's consolidated financial statements as the Company does not currently hold any derivative or hedging instruments.

 (6)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The composition of accumulated other comprehensive income (loss), net of tax, is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                           Unrealized                  Total
                                                                       Gains/(Losses) on            Accumulated
                                                 Foreign Currency      Available-for Sale       Other Comprehensive
                                                   Adjustments             Securities               Income (Loss)
-------------------------------------------------------------------------------------------------------------------
       Balance as of December 31, 1998                 $(7,012)                 $364                       $(6,648)
       Current period change                            (2,546)                   16                        (2,530)
-------------------------------------------------------------------------------------------------------------------
       Balance as of June 30, 1999                     $(9,558)                 $380                       $(9,178)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

        During the six months ended June 30, 1999, the Brazilian real devalued (approximately 46 percent) relative to the U.S. dollar. A significant portion of the foreign currency adjustment is associated with the devaluation of the Brazilian real.

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

        Segment information for the three and six months ended June 30, 1999 and 1998, are as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
-----------------------------------------------------------------------------------------------------------------------
                                                          1999             1998              1999            1998
-----------------------------------------------------------------------------------------------------------------------
Sales Revenue:
   Domestic                                              $46,392          $49,268         $  94,972          $  98,761
   International:
       Latin America                                      17,521           21,888            34,652             41,962
       Asia Pacific                                        3,705            2,266             6,707              4,561
       Other                                               4,020            3,779             7,486              7,200
-----------------------------------------------------------------------------------------------------------------------
                                                          71,638           77,201           143,817            152,484
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Domestic                                               39,833           41,691            81,581             85,122
   International:
       Latin America                                      16,837           20,060            32,636             38,064
       Asia Pacific                                        3,992            2,999             7,832              5,914
       Other                                               3,596            3,229             6,728              6,303
-----------------------------------------------------------------------------------------------------------------------
                                                          64,258           67,978           128,777            135,403
-----------------------------------------------------------------------------------------------------------------------
Operating Income:
   Domestic                                                6,559            7,577            13,391             13,641
   International:
       Latin America                                         684            1,828             2,016              3,898
       Asia Pacific                                         (287)            (732)           (1,125)            (1,353)
       Other                                                 424              550               758                895
-----------------------------------------------------------------------------------------------------------------------
                                                           7,380            9,223            15,040             17,081
   Other Income (Expense)                                    546              700             1,142              1,029
-----------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                $  7,926          $ 9,923         $  16,182          $  18,110
-----------------------------------------------------------------------------------------------------------------------

Segment assets as of June 30, 1999 and December 31, 1998, are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                        JUNE 30,                  December 31,
                                                                         1999                         1998
-------------------------------------------------------------------------------------------------------------------
Assets
   Domestic                                                            $  66,130                  $  62,971
   International:
        Latin America                                                     31,823                     32,154
        Asia Pacific                                                       6,212                      6,236
        Other                                                              2,933                      2,338
-------------------------------------------------------------------------------------------------------------------
                                                                        $107,098                   $103,699
-------------------------------------------------------------------------------------------------------------------

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

                                           (Dollar Amounts in Thousands)
                                                     (UNAUDITED)

                   (i)                                                                         (ii)
          Income and Expense                                                        Three Months Ended June 30
      Items as a Percent of Sales                                                          1999 to 1998
-----------------------------------------                                   -------------------------------------------
          Three Months Ended
               June 30                                                           Amount of                  Percent
-----------------------------------------    Income and                           Increase                     of
    1999                      1998           Expense Items                       (Decrease)                  Change
  -------                   -------          -------------                       ----------                  ------
    100.0%                    100.0%         Sales revenue                          $(5,562)                   (7.2)%
  -------                   -------                                               ---------

     17.2                      17.7          Cost of sales                           (1,362)                  (10.0)
     45.7                      45.9          Volume incentives                       (2,710)                   (7.6)
     26.8                      24.4          SG&A expenses                              352                     1.9
  -------                   -------                                               ---------

     89.7                      88.0          Total operating expenses                (3,720)                   (5.5)
  -------                   -------                                               ---------

     10.3                      12.0          Operating income                        (1,842)                  (20.0)

      0.8                       0.9          Other income                              (155)                  (22.2)
  -------                   -------                                               ---------

     11.1                      12.9          Income before income taxes              (1,997)                  (20.1)

      4.4                       5.0          Provision for income taxes                (688)                  (18.0)
  -------                   -------                                               ---------

      6.7%                      7.9%         Net income                             $(1,309)                  (21.4)%
  -------                   -------                                               ---------
  -------                   -------                                               ---------

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

                                           (Dollar Amounts in Thousands)
                                                     (UNAUDITED)

                 (i)                                                                            (ii)
          Income and Expense                                                           Six Months Ended June 30
      Items as a Percent of Sales                                                           1999 to 1998
-----------------------------------------                                   -------------------------------------------
           Six Months Ended
               June 30                                                           Amount of                  Percent
-----------------------------------------    Income and                           Increase                     of
    1999                      1998           Expense Items                       (Decrease)                  Change
  ------                    -------          -------------                        ---------                  ------
    100.0%                    100.0%         Sales revenue                          $(8,667)                   (5.7)%
  -------                   -------                                               ---------

     17.5                      17.8          Cost of sales                           (2,046)                   (7.5)
     45.8                      46.4          Volume incentives                       (4,786)                   (6.8)
     26.2                      24.6          SG&A expenses                              206                     0.5
  -------                   -------                                               ---------

     89.5                      88.8          Total operating expenses                (6,626)                   (4.9)
  -------                   -------                                               ---------

     10.5                      11.2          Operating income                        (2,041)                  (11.9)

      0.8                       0.7          Other income                               113                    11.0
  -------                   -------                                               ---------

     11.3                      11.9          Income before income taxes              (1,928)                  (10.6)

      4.5                       4.7          Provision for income taxes                (742)                  (10.4)
  -------                   -------                                               ---------

      6.8%                      7.2%         Net income                             $(1,186)                  (10.8)%
  -------                   -------                                               ---------
  -------                   -------                                               ---------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES REVENUE

        Sales revenue for the three months ended June 30, 1999, was $71.6 million compared to $77.2 million in the prior year, and a decrease of approximately 7 percent. Sales revenue for the six months ended June 30, 1999, was $143.8 million compared to $152.5 million in the same period the prior year, a decrease of approximately 6 percent. Management believes the decrease in sales for the three and six months ended June 30, 1999, is attributable to increased product and price competition in the nutritional supplement market as well as increased competition for new distributors and the continued devaluation of foreign currencies against the U.S. dollar. Sales revenue in the Company's domestic operations for the three and six months ended June 30, 1999, were $46.4 million and $95.0 million, a decrease of approximately 6 percent and 4 percent, respectively, over the same periods in the prior year. The domestic sales revenue growth rate was negatively impacted during the period by increased product and price competition in the nutritional supplement market. The Company expects competition to remain strong for the foreseeable future. Management is testing and evaluating various marketing programs in an effort to restore current growth rates to those experienced previously.

        The Company's international operations reported sales revenue of $25.2 million and $48.8 million for the three and six months ended June 30, 1999, a decrease of 10 percent and 9 percent, respectively, compared to the same periods in 1998. The declining rate of growth of international sales revenue was primarily the result of the increased valuation of the U.S. dollar against foreign currencies. The international operation which reported the most significant foreign currency impact was Brazil. During the six months ended June 30, 1999, the Brazilian real devalued (approximately 46 percent) relative to the U.S. dollar. Effective March 1, 1999, the Company instituted a price increase in Brazil, to offset a portion of this devaluation. Eliminating the adverse effect of the foreign currency devaluation, international sales revenue would have increased approximately 4 percent. The Company also experienced a decrease in sales revenue in local currency in certain of its Latin American subsidiaries, most notably, Colombia and Venezuela.

        The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers at June 30, 1999, was 15,559 compared to 15,606 at June 30, 1998. The number of Distributors at June 30, 1999, was approximately 532,000 compared to approximately 516,000 at December 31, 1998, an increase of approximately 3 percent.

COST OF GOODS SOLD

          For the three and six months ended June 30, 1999, the Company experienced a slight decrease in cost of goods sold, as a percentage of sales, compared to the same period in the prior year.

          Management expects cost of goods sold to remain relatively constant as a percent of sales during the remainder of 1999, as compared to the six months ended June 30, 1999.

VOLUME INCENTIVES

        Volume incentives are payments to independent sales force members for reaching certain levels of sales performance and organizational development and are an integral part of the Company's direct sales marketing program. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. For the six months ended June 30, 1999, the Company experienced a 0.6 percent decrease in volume incentives, as a percentage of sales, compared to the same period the prior year. The decrease in volume incentives is primarily the result of change in product sales mix to products that have a lower volume incentive payout. Management expects volume incentives to remain relatively constant, as a percent of sales, during the remainder of 1999, as compared to the quarter ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the three and six months ended June 30, 1999, increased, as a percent of sales, as the result of the decrease in sales revenue. Actual SG&A expenses increased slightly during the six months ended June 30, 1999, as compared to the same period the prior year. Management expects SG&A to decrease slightly, as a percent of sales, for the year ended December 31, 1999, compared to the quarter ended June 30, 1999.

SEGMENT INFORMATION

      See information included in the condensed consolidated financial statements under Item 1 Note 8.

BALANCE SHEET

ACCRUED LIABILITIES

       Accrued liabilities increased approximately $2.2 million as of June 30, 1999, as compared to December 31, 1998, as a result of accruals associated with the Company's sales conventions and travel programs.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased approximately $3.4 million for the six months ended June 30, 1999. The increase in cash and cash equivalents is primarily the result of net income as well as the increases in accrued liabilities. During the six months ended June 30, 1999, cash totaling $4.5 million was used to repurchase approximately 382,000 shares of common stock. Management believes the Company's stock is an attractive investment and pursuant to its recently announced 500,000 common share buyback program purchased an additional 128,000 shares of its common stock subsequent to June 30, 1999.

        On February 23, 1999, the Company's Board of Directors authorized the expenditure of $6.0 million for revitalizing and relaunching the Company's products in Japan. The authorized funds will be used for marketing and advertising costs as well as capital improvements. The Company anticipates a majority of these expenditures to take place during the third and fourth quarters of 1999, and will be funded from the Company's current working capital. The Company expects operating results for the third and fourth quarters of 1999 to be impacted by the planned investments associated with the relaunch of its Japanese operations.

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

THE YEAR 2000 ISSUE

         In an effort to ensure the Company's information systems as well as all other systems are Year 2000 ("Y2K") compliant, the Company is actively engaged in assessing and correcting any potential problems. During 1997, the Company formed a committee to review all systems and correct any potential problems. After initial review of all internal systems, the Company determined that the majority are currently Y2K compliant. It is estimated by third quarter of 1999, systems which are not currently Y2K compliant will be brought into compliance.

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

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on May 17, 1999, the stockholders re-elected the following persons to three-year terms to the Board of Directors:

                                                                             WITHHOLD
                NOMINEE                               FOR                   AUTHORITY
                -------                               ---                   ---------
                Kristine F. Hughes                 16,296,476                336,716
                Daniel P. Howells                  16,296,412                336,780

        Pauline T. Hughes, Douglas Faggioli, Robert H. Daines and Eugene L. Hughes also serve as directors of the Company, and their terms of office continued after the Annual Meeting.

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

                                       NATURE'S SUNSHINE PRODUCTS, INC.


Date:  August 11, 1999                 /s/ Daniel P. Howells
                                       -----------------------------------------
                                       Daniel P. Howells, President & Chief
                                         Executive Officer

Date:  August 11, 1999                 /s/ Craig D. Huff
                                       -----------------------------------------
                                       Craig D. Huff, Chief Financial Officer