Form 10-Q
period 1999-09-30
NATURES SUNSHINE PRODUCTS INC
filed 1999-11-12
CIK 275053

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

The number of shares of common stock, without par value, outstanding as of November 10, 1999, was 17,171,599.

===============================================================================

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)
                                   (UNAUDITED)

                                                                      September 30,                  December 31,
                                                                          1999                           1998
                                                                      -------------                  ------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                       $  22,413                     $  22,099
       Accounts receivable, net                                            9,715                         9,939
       Inventories                                                        22,355                        22,494
       Deferred income tax assets                                          2,302                         2,438
       Prepaid expenses and other                                          9,605                         6,025
                                                                     -----------                   -----------


           Total Current Assets                                           66,390                        62,995

PROPERTY, PLANT AND
       EQUIPMENT, net                                                     25,830                        25,896

LONG-TERM INVESTMENTS                                                     13,831                        11,675

OTHER ASSETS                                                               3,512                         3,133
                                                                     -----------                   -------------

                                                                        $109,563                      $103,699
                                                                     ===========                   =============

            The accompanying notes to the financial statements are an integral part of these condensed consolidated financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Amounts In Thousands)
                                   (UNAUDITED)

                                                                    September 30,                December 31,
                                                                         1999                        1998
                                                                    ------------                --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Short-term debt                                                $    1,166                    $    1,728
       Accounts payable                                                    6,421                         4,403
       Accrued volume incentives                                           9,914                         9,638
       Accrued liabilities                                                11,890                         8,649
       Income taxes payable                                                2,466                         3,279
                                                                    ------------                --------------

           Total Current Liabilities                                      31,857                        27,697
                                                                    ------------                --------------

LONG-TERM LIABILITIES:
       Deferred income tax liabilities                                     1,952                         2,035
       Deferred compensation                                                 753                           ---
                                                                    ------------                --------------

           Total Long-Term Liabilities                                     2,705                         2,035
                                                                    ------------                --------------

SHAREHOLDERS' EQUITY:
       Common stock, no par value, 20,000 shares
           authorized; 19,446 shares issued                               37,528                        37,528
       Retained earnings                                                  84,154                        72,013
       Treasury stock, at cost, 2,200 and 1,421
           shares at September 30, 1999 and
           December 31, 1998, respectively                              (36,934)                       (28,926)
       Accumulated other comprehensive loss                              (9,747)                        (6,648)
                                                                    ------------                --------------

           Total Shareholders' Equity                                     75,001                        73,967
                                                                    ------------                --------------

                                                                        $109,563                      $103,699
                                                                    ============                ==============

            The accompanying notes to the financial statements are an integral part of these condensed consolidated financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
              (Amounts In Thousands, Except Per-Share Information)
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                    September 30
                                                                      ----------------------------------------
                                                                         1999                          1998
                                                                      ----------                    ----------
SALES REVENUE                                                            $73,240                       $73,456
                                                                      ----------                    ----------

COSTS AND EXPENSES:
        Cost of goods sold                                                13,151                        13,155
        Volume incentives                                                 33,275                        33,628
        Selling, general and administrative                               20,622                        17,774
                                                                      ----------                    ----------
                                                                          67,048                        64,557
                                                                      ----------                    ----------

OPERATING INCOME                                                           6,192                         8,899

OTHER INCOME, net                                                            304                           749
                                                                      ----------                    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   6,496                         9,648

PROVISION FOR INCOME TAXES                                                 2,368                         3,589
                                                                      ----------                    ----------

NET INCOME                                                                 4,128                         6,059
                                                                      ----------                    ----------

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
        Foreign currency translation adjustments                           (520)                        (1,818)
        Unrealized holding losses arising during the period                  (8)                           (77)
        Reclassification adjustment for gains
           included in net income                                           (40)                           ---
                                                                      ----------                    ----------
                                                                           (568)                        (1,895)
                                                                      ----------                    ----------

COMPREHENSIVE INCOME                                                    $  3,560                      $  4,164
                                                                      ==========                    ==========


BASIC NET INCOME PER COMMON SHARE                                     $     0.24                    $     0.33
                                                                      ==========                    ==========

WEIGHTED AVERAGE BASIC SHARES                                             17,472                        18,341
                                                                      ==========                    ==========

DILUTED NET INCOME PER COMMON SHARE                                   $     0.24                    $     0.33
                                                                      ==========                    ==========

WEIGHTED AVERAGE DILUTED SHARES                                           17,547                        18,548
                                                                      ==========                    ==========

            The accompanying notes to the financial statements are an integral part of these condensed consolidated financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
              (Amounts In Thousands, Except Per-Share Information)
                                   (UNAUDITED)

                                                                               Nine Months Ended
                                                                                  September 30
                                                                   -------------------------------------------
                                                                        1999                           1998
                                                                   -------------                   -----------
SALES REVENUE                                                           $217,056                      $225,940
                                                                   -------------                   -----------

COSTS AND EXPENSES:
        Cost of goods sold                                                38,292                        40,342
        Volume incentives                                                 99,162                       104,301
        Selling, general and administrative                               58,370                        55,317
                                                                   -------------                   -----------
                                                                         195,824                       199,960
                                                                   -------------                   -----------

OPERATING INCOME                                                          21,232                        25,980

OTHER INCOME, net                                                          1,446                         1,778
                                                                   -------------                   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                  22,678                        27,758

PROVISION FOR INCOME TAXES                                                 8,763                        10,727
                                                                   -------------                   -----------

NET INCOME                                                                13,915                        17,031
                                                                   -------------                   -----------

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
        Foreign currency translation adjustments                          (3,066)                       (1,974)
        Unrealized holding gains (losses) arising
          during the period                                                   38                          (182)
        Reclassification adjustment for gains
           included in net income                                            (71)                           (9)
                                                                   -------------                   -----------
                                                                          (3,099)                       (2,165)
                                                                   -------------                   -----------

COMPREHENSIVE INCOME                                               $      10,816                   $    14,866
                                                                   =============                   ===========


BASIC NET INCOME PER COMMON SHARE                                  $        0.79                   $      0.92
                                                                   =============                   ===========

WEIGHTED AVERAGE BASIC SHARES                                             17,722                        18,467
                                                                   =============                   ===========

DILUTED NET INCOME PER COMMON SHARE                                $        0.78                   $      0.91
                                                                   =============                   ===========

WEIGHTED AVERAGE DILUTED SHARES                                           17,821                        18,764
                                                                   =============                   ===========

            The accompanying notes to the financial statements are an integral part of these condensed consolidated financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts In Thousands)
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      September 30
                                                                    -------------------------------------------
                                                                           1999                         1998
                                                                    ---------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $13,915                     $ 17,031
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Bad debt expense                                                        204                           80
     Depreciation and amortization                                         6,046                        3,777
     Gain on sale of fixed assets                                             (7)                         (66)
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                             20                       (2,005)
       Decrease (increase) in inventories                                    139                       (1,403)
       (Increase) decrease in prepaid expenses and other assets           (2,809)                       1,982
       Increase in accounts payable                                        2,018                          644
       Increase in accrued volume incentives                                 276                          504
       Increase in accrued liabilities                                     3,994                        3,632
       Decrease in income taxes payable                                     (813)                        (237)
       Increase in deferred income taxes                                      53                          251
       Cumulative translation adjustments                                 (1,889)                      (1,283)
                                                                    ------------                  -----------
          Net Cash Provided by Operating Activities                       21,147                       22,907
                                                                    ------------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                      (5,198)                      (5,678)
(Purchase) sale of long-term investments                                  (2,156)                         156
Payments received on long-term receivables                                    46                          130
Purchase of other assets                                                  (2,030)                        (554)
Proceeds from sale of assets                                                  25                          ---
Minority interest elimination                                                ---                         (293)
                                                                    ------------                  -----------
          Net Cash Used in Investing Activities                           (9,313)                      (6,239)
                                                                    ------------                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends                                                 (1,773)                      (1,849)
Purchase of treasury stock                                                (8,008)                     (10,888)
Repayments of short-term debt                                               (562)                      (1,041)
Proceeds from exercise of stock options                                      ---                        1,397

Tax benefit from stock option exercise                                       ---                          318
                                                                    ------------                  -----------
          Net Cash Used in Financing Activities                          (10,343)                     (12,063)
                                                                    ------------                  -----------

EFFECT OF EXCHANGE RATES ON CASH                                          (1,177)                        (691)
                                                                    ------------                  -----------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                          314                        3,914
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                    22,099                       27,813
                                                                    ------------                  -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                         $22,413                      $31,727
                                                                    ============                  ===========

            The accompanying notes to the financial statements are an integral part of these condensed consolidated financial statements.

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

        These condensed consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the periods presented. All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

        It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)     INVENTORIES

        Inventories consist of the following:                       September 30,                   December 31,
                                                                        1999                           1998
                                                                    -------------                   ------------
        Raw materials                                                 $  6,913                        $  6,104
        Work in process                                                  1,556                           1,377
        Finished goods                                                  13,886                          15,013
                                                                      --------                        --------
                                                                       $22,355                         $22,494
                                                                      ========                        ========

 (3)  NET INCOME PER SHARE

        Basic net income per common share (Basic EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share

         As of September 30, 1999, the Company had a total of 1,068 options outstanding. The options were granted at market prices and have a weighted average exercise price of $10.59.

        Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended:

                                                        Net Income                 Shares      Per Share
                                                        (Numerator)            (Denominator)     Amount
---------------------------------------------------------------------------------------------------------
      THREE MONTHS ENDED SEPTEMBER 30, 1999
---------------------------------------------------------------------------------------------------------
      Basic EPS                                              $4,128                   17,472      $0.24
           Effect of stock options                             ---                       75
---------------------------------------------------------------------------------------------------------
      Diluted EPS                                            $4,128                   17,547      $0.24
---------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------
      Three Months Ended September 30, 1998
---------------------------------------------------------------------------------------------------------
      Basic EPS                                              $6,059                   18,341      $0.33
           Effect of stock options                              ---                      207
---------------------------------------------------------------------------------------------------------
      Diluted EPS                                            $6,059                   18,548      $0.33
---------------------------------------------------------------------------------------------------------


                                                        Net Income                 Shares      Per Share
                                                        (Numerator)            (Denominator)     Amount
---------------------------------------------------------------------------------------------------------
      NINE MONTHS ENDED SEPTEMBER 30, 1999
---------------------------------------------------------------------------------------------------------
      Basic EPS                                             $13,915               17,722         $0.79
           Effect of stock options                              ---                   99
---------------------------------------------------------------------------------------------------------
      Diluted EPS                                           $13,915               17,821         $0.78
---------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------
      Nine Months Ended September 30, 1998
---------------------------------------------------------------------------------------------------------
      Basic EPS                                             $17,031               18,467         $0.92
           Effect of stock options                              ---                  297
---------------------------------------------------------------------------------------------------------
      Diluted EPS                                           $17,031               18,764         $0.91
---------------------------------------------------------------------------------------------------------

        For the three months ended September 30, 1999 and 1998, there were outstanding options to purchase 700 and 298 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive. For the nine months ended September 30, 1999 and 1998, there were outstanding options to purchase 535 and 74 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(4)   EQUITY TRANSACTIONS

        The Company has declared 45 consecutive quarterly cash dividends. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on October 29, 1999, to shareholders of record on November 10, 1999 and is payable on November 19, 1999.

        For the nine months ended September 30, 1999, the Company repurchased approximately 779 shares of its common stock in the open market. On May 11, 1999, the Board of Directors authorized the repurchase up to 500 shares of the Company's common stock as market conditions warrant. As of September 30, 1999, the Company had repurchased approximately 458 shares of common stock under this approval. Subsequent to September 30, 1999, the Company repurchased the additional 42 shares of common stock under this authorization.

        On October 20, 1999, the Board of Directors authorized the repurchase of an additional 1,000 shares of the Company's common stock as market conditions warrant.

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

 (6)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The composition of accumulated other comprehensive income (loss), net of tax, is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                           Unrealized                  Total
                                                                       Gains/(Losses) on            Accumulated
                                               Foreign Currency        Available-for-Sale      Other Comprehensive
                                                   Adjustments             Securities              Income (Loss)
-------------------------------------------------------------------------------------------------------------------
       Balance as of December 31, 1998               $  (7,012)                 $364                       $(6,648)
       Current period change                            (3,066)                  (33)                       (3,099)
-------------------------------------------------------------------------------------------------------------------
       Balance as of September 30, 1999               $(10,078)                 $331                       $(9,747)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

        During the nine months ended September 30, 1999, the Brazilian real devalued approximately 61 percent relative to the U.S. dollar. Approximately $3.0 million of the foreign currency adjustment is associated with the devaluation of the Brazilian real.

(7)     LEGAL PROCEEDINGS

        The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations or financial position.

 (8)    SEGMENT INFORMATION

        The Company has four operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on sales revenue and operating income (loss).

        The Company's operating segments are based on geographic regions, including a domestic segment (United States) and three international segments that consist of Latin America, Asia Pacific and other regions. Intersegment sales, eliminated in consolidation, are not material.

       Prior balances have been restated to reflect the Company's implementation of SFAS No. 131.

        Segment information for the three and nine months ended Septemer 30, 1999 and 1998, are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                  Nine Months Ended
                                                             September 30,                     September 30,
                                                        1999               1998              1999            1998
-------------------------------------------------------------------------------------------------------------------
Sales Revenue:
   Domestic                                              $44,510          $47,119          $139,482           $145,880
   International:
       Latin America                                      18,336           21,909            52,986             68,354
       Asia Pacific                                        6,164            3,295            12,870              8,335
       Other                                               4,230            1,133            11,718              3,371
-------------------------------------------------------------------------------------------------------------------
                                                          73,240           73,456           217,056            225,940
-------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Domestic                                               39,053           40,080           120,633            125,322
   International:
       Latin America                                      18,326           19,842            50,962             61,940
       Asia Pacific                                        6,006            3,696            13,838              9,984
       Other                                               3,663              939            10,391              2,714
-------------------------------------------------------------------------------------------------------------------
                                                          67,048           64,557           195,824            199,960
-------------------------------------------------------------------------------------------------------------------
Operating Income:
   Domestic                                                5,457            7,039            18,849             20,558
   International:
       Latin America                                          10            2,067             2,024              6,414
       Asia Pacific                                          158             (401)             (968)            (1,649)
       Other                                                 567              194             1,327                657
-------------------------------------------------------------------------------------------------------------------
                                                           6,192            8,899            21,232             25,980
Other Income (Expense)                                       304              749             1,446              1,778
-------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                 $ 6,496           $9,648          $ 22,678           $ 27,758
-------------------------------------------------------------------------------------------------------------------

Segment assets as of September 30, 1999 and December 31, 1998, are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                     September 30,              December 31,
                                                                         1999                       1998
-------------------------------------------------------------------------------------------------------------------
Assets
   Domestic                                                            $  68,002                  $  62,971
   International:
        Latin America                                                     30,115                     32,154
        Asia Pacific                                                       8,082                      6,236
        Other                                                              3,364                      2,338
-------------------------------------------------------------------------------------------------------------------
                                                                        $109,563                   $103,699
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

RESULTS OF OPERATIONS

       The following table identifies (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) amount and percent of change of such items compared to the corresponding prior period.

                                           (Dollar Amounts in Thousands)
                                                     (UNAUDITED)

                   (i)                                                                          (ii)
        Income and Expense                                                         Three Months Ended September 30
      Items as a Percent of Sales                                                            1999 TO 1998
--------------------------------------                                      -------------------------------------------
        Three Months Ended                                                       Amount of                  Percent
            September 30                                                          Increase                     of
    1999                      1998                                               (Decrease)                  Change
    ----                     -----                                              -----------                 -------
    100.0%                    100.0%         Sales revenue                          $  (216)                   (0.3)%
------------------------------------                                                -------

     18.0                      17.9          Cost of sales                               (5)                    ---
     45.4                      45.8          Volume incentives                         (353)                   (1.0)
     28.1                      24.2          SG&A expenses                            2,849                    16.0
   ------                    ------                                                 -------

     91.5                      87.9          Total operating expenses                 2,491                     3.9
   ------                    ------                                                 -------

      8.5                      12.1          Operating income                        (2,707)                  (30.4)

      0.4                       1.0          Other income                              (445)                  (59.4)
  -------                   -------                                                ---------

      8.9                      13.1          Income before income taxes              (3,152)                  (32.7)

      3.3                       4.9          Provision for income taxes              (1,221)                  (34.0)
  -------                   -------                                                --------

      5.6%                      8.2%         Net income                             $(1,931)                  (31.9)%
   ======                   =======                                                 =======

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

                                           (Dollar Amounts in Thousands)
                                                     (UNAUDITED)

                   (i)                                                                            (ii)
          Income and Expense                                                        Nine Months Ended September 30
      Items as a Percent of Sales                                                             1999 to 1998
--------------------------------------                                      -------------------------------------------
         Nine Months Ended                                                       Amount of                   Percent
            September 30                                                          Increase                     of
    1999                      1998                                               (Decrease)                  Change
    ----                     -----                                              -----------                 -------
    100.0%                    100.0%         Sales revenue                          $(8,884)                   (3.9)%
------------------------------------                                                -------

     17.6                      17.8          Cost of sales                           (2,050)                   (5.1)
     45.7                      46.2          Volume incentives                       (5,139)                   (4.9)
     26.9                      24.5          SG&A expenses                            3,053                     5.5
   ------                    ------                                                --------

     90.2                      88.5          Total operating expenses                (4,136)                   (2.1)
   ------                    ------                                                --------

      9.8                      11.5          Operating income                        (4,748)                  (18.3)

      0.6                       0.8          Other income                              (332)                  (18.7)
  -------                   -------                                               ---------

     10.4                      12.3          Income before income taxes              (5,080)                  (18.3)

      4.0                       4.8          Provision for income taxes              (1,963)                  (18.3)
  -------                   -------                                               ---------

      6.4%                      7.5%         Net income                             $(3,116)                  (18.3)%
  =======                   =======                                                 =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES REVENUE

        Sales revenue for the three months ended September 30, 1999, was $73.2 million compared to $73.5 million in the prior year. Sales revenue for the nine months ended September 30, 1999, was $217.1 million compared to $225.9 million in the same period the prior year, a decrease of approximately 4 percent. Management believes the decrease in sales revenue for the nine months ended September 30, 1999, is attributable to increased product and price competition in the nutritional supplement market as well as increased competition for new distributors and the continued devaluation of foreign currencies against the U.S. dollar. Sales revenue in the Company's domestic operations for the three and nine months ended September 30, 1999, were $44.5 million and $139.5 million, a decrease of approximately 6 percent and 4 percent, respectively, compared to the same periods in the prior year. The domestic sales revenue was negatively impacted during the period by increased product and price competition in the nutritional supplement market. The Company expects competition to remain strong for the foreseeable future. The Company is testing and evaluating various marketing programs in an effort to restore growth rates to those experienced previously.

        The Company's international operations reported sales revenue of $28.7 million and $77.6 million for the three and nine months ended September 30, 1999, an increase of 9 percent and a decrease of 3 percent, respectively, compared to the same periods in 1998. The increase in sales revenue for the third quarter was primarily the result of increased sales revenue reported in Japan, Korea and Mexico. The declining rate of growth in international sales revenue was primarily the result of the increased valuation of the U.S. dollar against foreign currencies. The international operation which reported the most significant foreign currency impact was Brazil. During the nine months September 30, 1999, the Brazilian real devalued approximately 61 percent relative to the U.S. dollar. Effective March 1, 1999, the Company instituted a price increase in Brazil to offset a portion of this devaluation. Eliminating the adverse effect of the foreign currency devaluation, international sales revenue for the nine months ended September 30, 1999, would have increased approximately 4 percent. The Company also experienced a decrease in sales revenue in local currency in certain of its Latin American subsidiaries, most notably, Colombia and Venezuela.

        The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers at September 30, 1999, was 15,279 compared to 14,783 at September 30, 1998, an increase of approximately 3 percent. The number of Distributors at September 30, 1999, was approximately 522,000 compared to approximately 516,000 at December 31, 1998.

COST OF GOODS SOLD

       For the nine months ended September 30, 1999, the Company experienced a slight decrease in cost of goods sold, as a percentage of sales, compared to the same period in the prior year.

       Management expects cost of goods sold to remain relatively constant as a percent of sales during the remainder of 1999, as compared to the nine months ended September 30, 1999.

VOLUME INCENTIVES

        Volume incentives are payments to independent sales force members for reaching certain levels of sales performance and organizational development and are an integral part of the Company's direct sales marketing program. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. For the nine months ended September 30, 1999, the Company experienced a slight decrease in volume incentives, as a percentage of sales, compared to the same period the prior year. The decrease in volume incentives is primarily the result of change in product sales mix to products that have a lower volume incentive payout. Management expects volume incentives to remain relatively constant, as a percent of sales, during the remainder of 1999, as compared to the nine months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 1999, increased, as a percent of sales, as the result of the decrease in sales revenue and additional expenditures associated with new marketing efforts. Actual expenses increased $3.1 million during the nine months ended September 30, 1999, as compared to the same period the prior year. SG&A expenses included approximately $1.5 million in test marketing and advertising costs in the Company's domestic market designed to attract new distributors. SG&A expenses also included approximately $1.5 million associated with the Company's relaunch of its Japanese operation, expansion of its South Korean operation as well as expansion into other international markets. Management expects SG&A to decrease slightly, as a percent of sales, for the year ended December 31, 1999, compared to the nine months ended September 30, 1999.

SEGMENT INFORMATION

       (See information included in the condensed consolidated financial statements included in Item 1-- Note 8.)

BALANCE SHEET

ACCRUED LIABILITIES

       Accrued liabilities increased approximately $4.0 million as of September 30, 1999, as compared to December 31, 1998, as a result of accruals associated with the Company's sales conventions and travel programs.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents increased slightly for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, cash totaling $8.0 million was used to repurchase approximately 779,000 shares of common stock. Management believes the Company's stock is an attractive investment and pursuant to its recently announced 1,000,000 common share buyback program purchased an additional 116,000 shares of its common stock subsequent to September 30, 1999.

       On February 23, 1999, the Company's Board of Directors authorized the expenditure of $6.0 million for revitalizing and relaunching the Company's products in Japan of which approximately $2.7 million was expended during the nine months ended September 30, 1999. The authorized funds will be used for marketing and advertising costs as well as capital improvements, and will be funded from the Company's current working capital. The Company expects operating results for the fourth quarter of 1999 as well as the first quarter of 2000 to be impacted by continued, planned investments associated with the relaunch of its Japanese operations.

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

THE YEAR 2000 ISSUE

       In an effort to ensure the Company's information systems as well as all other systems are Year 2000 ("Y2K") compliant, the Company is actively engaged in assessing and correcting any potential problems. During 1997, the Company formed a committee to review all systems and correct any potential problems. After initial review of all internal systems, the Company determined that the majority are currently Y2K compliant. During the third quarter of 1999, the Company completed the testing and replacement of systems which were not determined to be Y2K compliant. At this time, the Company believes its systems to be Y2K compliant. The Company will continue to test and review all information and non-information systems during the fourth quarter to ensure continued Y2K compliance.

       The Company expended approximately $1.0 million to ensure that areas of non-compliance were corrected. Most of the systems that were not compliant had previously been scheduled for replacement as part of the Company's ongoing maintenance and upgrading programs.

       The primary Y2K risk to the Company's operations is the potential service disruption from third-party providers. These services include but are not limited to providers that supply telephone, electricity, banking, shipping and raw materials for the Company's manufacturing operations. Any disruption of these critical services would hinder the Company's ability to receive, process and ship orders. In the event of a temporary disruption in the supply of raw materials, the Company believes it currently maintains an adequate supply of finished goods and raw material inventories to sustain manufacturing and distribution of finished product until alternative sources become available. Although in the past the Company has been able to locate alternative sources, there can be no assurance the Company will be successful in locating such sources in the future. The Company also believes that a temporary disruption of communication services would seriously impact the Company's ability to receive and process orders. The Company has manual processes in place, which it believes would provide temporary replacement for such services. To the extent possible, the Company has verified Y2K compliance of its major service providers.

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

                                  NATURE'S SUNSHINE PRODUCTS, INC.


Date:  November 12, 1999          /S/ Daniel P. Howells
                                  -------------------------------------------
                                  Daniel P. Howells, President & Chief
                                    Executive Officer


Date:  November 12, 1999          /S/ Craig D. Huff
                                  -------------------------------------------
                                  Craig D. Huff, Chief Financial Officer