Form 10-K405
period 1999-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2000-03-23
CIK 275053

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended      December 31, 1999
                                       ----------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from    N/A    to    N/A
                                             ---------    ----------

                     Commission File Number   0-8707
                                            ----------

                        NATURE'S SUNSHINE PRODUCTS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                UTAH                                        87-0327982
   -------------------------------                      -------------------
   (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         75 EAST 1700 SOUTH, PROVO, UTAH                       84606
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:        (801) 342-4370
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:


         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
                NONE                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, WITHOUT PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 2000 was approximately $114,534,860.

     The number of shares of Common Stock, without par value, outstanding on March 20, 2000 was 17,111,304 shares.

Documents Incorporated by Reference:

     Proxy Statement for May 26, 2000 Annual Meeting of Shareholders (Part III of this Report).

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     GENERAL DEVELOPMENT OF BUSINESS

     Nature's Sunshine Products, Inc., incorporated in Utah in 1976, and its subsidiaries (hereinafter referred to collectively as the "Company") are primarily engaged in the manufacturing and marketing of nutritional and personal care products. The Company, founded in 1972, sells its products worldwide to a sales force of independent Distributors who use the products themselves or resell them to other Distributors or consumers. Additional information with respect to the Company's business is set forth below.

     The Company's operations are conducted in the United States as well as in certain geographical areas outside the United States. The Company's subsidiaries are located in Brazil, Japan, Mexico, South Korea, Venezuela, Canada, Colombia, Russia and the former Soviet Republics, the United Kingdom, Argentina, Peru, El Salvador, Ecuador, Honduras, Guatemala, Costa Rica, Panama, Chile and Nicaragua. The Company also exports its products to several other countries, including Australia, Malaysia, New Zealand and Norway.

     FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company is principally engaged in one line of business, namely, the manufacturing and marketing of nutritional and personal care products. Information for each of the Company's last three fiscal years, with respect to the amounts of sales revenue, operating income and the last two years for identifiable assets by geographical business segment, is set forth under Item 8 of this Report.

     PRODUCTS AND MANUFACTURING

     The Company's line of over 500 products includes herbal products, vitamins, mineral supplements and homeopathic products. The Company purchases herbs and other raw materials in bulk and, after quality control testing, formulates, encapsulates, tablets or concentrates and packages them for shipment. Most of the Company's products are manufactured at its facility in Spanish Fork, Utah. Certain of the Company's personal care and homeopathic products are manufactured for the Company by contract manufacturers in accordance with the Company's specifications and standards. The Company has implemented stringent quality control procedures to verify that the contract manufacturers have complied with its specifications and standards.

     The Company's product lines are described below.

HERBAL PRODUCTS

     The Company manufactures a wide selection of herbal products, which are sold in the form of capsules or tablets. These capsules or tablets contain herb powder or a combination of two or more herb powders. The Company also produces both single herbs and herb combinations in the form of liquid herbs and extracts. Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base. Extracts are created by dissolving powdered herbs in liquid solvents that separate the key elements of the herbs from the fibrous plant material. Sales of herbal products accounted for approximately 65 percent of the Company's total sales revenue in 1999, and 67 percent in both 1998 and 1997.

VITAMINS AND MINERAL SUPPLEMENTS

     The Company manufactures a wide variety of single vitamins, which are sold in the form of chewable or non-chewable tablets. The Company also manufactures several multiple vitamins and mineral supplements, including a line containing natural antioxidants. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form. Combined sales of vitamins and mineral supplements were approximately 26 percent of the Company's total sales revenue in 1999, and 23 percent in both 1998 and 1997.

PERSONAL CARE PRODUCTS

     The Company manufactures or contracts with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser. Sales of personal care products accounted for approximately 3 percent of the Company's total sales revenue in 1999, 1998 and 1997.

HOMEOPATHIC PRODUCTS

     The Company markets a line of more than 50 distinctive homeopathic products designed for the treatment of certain common ailments, including several items designed especially for various allergies and common childhood maladies. Sales of homeopathic products accounted for approximately 1 percent of the Company's total sales revenue in 1999, 1998 and 1997.

     DISTRIBUTION AND MARKETING

     The Company's independent Distributors market the Company's products to consumers through direct-selling techniques as well as sponsor other Distributors. The Company motivates and provides incentives to its independent Distributors through a combination of high quality products, product support, financial benefits, sales conventions, travel programs and a variety of training seminars.

     The Company's products sold domestically are shipped directly from its manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from its regional warehouses located in Columbus, Ohio; Dallas, Texas; and Atlanta, Georgia. Each international operation maintains warehouse facilities with inventory to supply its customers.

     Demand for the Company's products is created by approximately 530,000 active Distributors at December 31, 1999, which includes approximately 193,000 in the United States. A person who wishes to join the Company's independent sales force begins as a "Distributor". An individual can become a Distributor by applying to the Company under the sponsorship of someone who is already a Distributor. Each Distributor is required to renew his/her distributorship on a yearly basis; approximately 30 percent renew annually. Many Distributors sell the Company's products on a part-time basis to friends or associates or consume the products themselves. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may be appointed to "Manager" status. Appointment as a Manager is dependent upon attaining certain purchase volume levels, recruiting additional Distributors and demonstrating leadership abilities. Managers numbered approximately 14,500 at December 31, 1999, including approximately 6,600

Managers in the United States. Managers resell the products they purchase from the Company to Distributors within their sales group, to consumers or use the products themselves. Once a Distributor is appointed to the status of Manager, approximately 70 percent continue to maintain that status.

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

     The Company pays sales commissions and volume discounts (Volume Incentives) to its Managers based upon the amount of personal and sales group product purchases. Reference is made to Item 8 contained herein for Volume Incentives paid by the Company for the years ended December 31, 1999, 1998 and 1997. In addition, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, medical and dental insurance and travel.

     SOURCE AND AVAILABILITY OF RAW MATERIALS

     Raw materials used in the manufacture of the Company's products are available from a number of suppliers. To date, the Company has not experienced any major difficulty in obtaining adequate sources of supply. The Company attempts to assure the availability of many of its raw materials by contracting, in advance, for its annual requirements. In the past, the Company has found alternative sources of raw materials when needed. Although there can be no assurance the Company will be successful in locating such sources in the future, the Company believes it will be able to do so.

     TRADEMARKS AND TRADE NAMES

     The Company has obtained trademark registrations of its basic trademarks, "Nature's Sunshine", and the landscape logo for all of its product lines. The Company also owns numerous trademark registrations in the United States and in many foreign countries.

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

     BACKLOG

     Orders for the Company's products are typically shipped within 24 hours after receipt. As a result, there is no significant backlog at any time.

     COMPETITION

     The Company's products are sold in domestic and foreign markets in competition with other companies, some of which have greater sales volumes and financial resources than the Company, and which sell brands that are, through advertising and promotions, better known to consumers. The Company competes in the nutritional and personal care industry against companies which sell through retail stores as well as against other direct selling companies. For example, the Company competes against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, discount stores, beauty salons, etc. In addition to its competition with these manufacturers and retailers, the Company competes for product sales and independent Distributors with many other direct sales companies, including Shaklee, NuSkin and Amway. The principal competitors in the encapsulated and tableted herbal products market include TwinLab, Rexall Sundown, Nature's Way, USANA, Nutraceuticals and NBTY. The Company believes that the principal components of competition in the direct sales marketing of nutritional and personal care products are quality, price and brand name. In addition, the recruitment, training, travel and financial incentives for the independent sales force are important factors.

     RESEARCH AND DEVELOPMENT

     The Company conducts its research and development activities at its manufacturing facility located in Spanish Fork, Utah. The principal emphasis of the Company's research and development activities is the development of new products and enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $1.7 million in 1999, and $1.5 million in both 1998 and 1997. The Company has no third-party-sponsored research.

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

     REGULATION

     The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company's major product groups are subject to regulation by one or more governmental agencies, the most active of which is the Food and Drug Administration ("FDA"), which regulates the Company's products under the Federal Food, Drug and Cosmetic Act ("FDCA") and regulations promulgated thereunder. The FDCA defines the terms "food" and "dietary supplement" and sets forth various conditions that unless complied with may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA").

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

     The Company's products are also regulated by the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA") and the Environmental Protection Agency ("EPA"). The Company's activities, including its multi-level distribution activities, are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are sold.

     The Company may be subject to additional laws or regulations administered by the FDA or other Federal, State or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial position.

     EMPLOYEES

     The number of people employed by the Company as of December 31, 1999, was 1,013. The Company believes that its relations with its employees are satisfactory.

     INTERNATIONAL OPERATIONS

     The Company's direct sales of nutritional and personal care products are established internationally in Brazil, Japan, Mexico, South Korea, Venezuela, Canada, Colombia, Russia and the former Soviet Republics, the United Kingdom, Argentina, Peru, El Salvador, Ecuador, Honduras, Guatemala, Costa Rica, Panama, Chile and Nicaragua. The Company also exports its products to numerous other countries, including Australia, Malaysia, New Zealand and Norway. Information for each of the last three years with respect to the amounts of sales revenue and operating income and the last two years of identifiable assets attributable to domestic and international segments, is set forth in Note 12 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

     The Company's international operations are conducted in a manner substantially the same as those conducted domestically; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences may exist in the products and in the distribution and marketing programs.

     The Company's international operations are subject to many of the same risks faced by the Company's domestic operations. These include competition and the strength of the local economy. In addition, international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as the Company's international operations grow and expand. Substantially all of the Company's international operations have been affected by foreign currency devaluation, most notably, Brazil, Ecuador, Venezuela and Colombia.

ITEM 2.  PROPERTIES

     The Company's corporate offices are located in two adjacent office buildings in Provo, Utah. The facilities consist of approximately 63,000 square feet and are leased from an unaffiliated third party through lease agreements which expire as early as two years but are renewable upon expiration.

     The Company's principal warehousing and manufacturing facilities are housed in a building owned by the Company, of approximately 265,000 square feet, located on approximately ten acres in Spanish Fork, Utah. Subsequent to December 31, 1999, the Company announced its intent to complete an expansion of the manufacturing portion of the warehouse and manufacturing facility. Management expects the project will cost approximately $14 million and will take approximately two years to complete.

     The Company owns approximately 60,000 square feet of office and warehouse space in Mexico and approximately 10,800 square feet of office space in Venezuela.

     The Company leases properties used primarily as distribution warehouses, which are located in Columbus, Ohio; Dallas, Texas; Atlanta, Georgia; as well as offices and distribution warehouses in Brazil, Japan, South Korea, Venezuela, Canada, Colombia, Russia and the former Soviet Republics, the United Kingdom, Argentina, Peru, El Salvador, Ecuador, Honduras, Guatemala, Costa Rica, Panama, Chile and Nicaragua. Management believes these facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs. During 1999, 1998 and 1997, the Company spent approximately $3.1 million, $2.9 million and $3.0 million, respectively, for all of its leased facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System (symbol NATR). The information in the table below reflects the actual high and low sales prices of the Company's stock for 1999 and 1998.

------------------------------------------------------------------------------------
                       Market Prices                            Market Prices
------------------------------------------------------------------------------------

1999                HIGH         LOW       1998                HIGH        LOW
------------------------------------------------------------------------------------
First Quarter       15 7/8     10   3/4    First Quarter       28 5/8     23 1/4
Second Quarter      13 3/4      9   3/4    Second Quarter      27 3/8     21 3/4
Third Quarter       12 3/8      8   3/4    Third Quarter       24 1/4     13 5/8
Fourth Quarter       9 3/4      6 15/16    Fourth Quarter      17 3/4     13 3/4
------------------------------------------------------------------------------------

     There were approximately 1,455 shareholders of record as of March 8, 2000. During 1999 and 1998, the Company paid quarterly cash dividends of 3 1/3 cents per common share. On February 10, 2000, the Company declared a cash dividend of 3 1/3 cents per common share to shareholders of record on February 21, 2000. On February 29, 2000, the Company paid approximately $0.6 million related to this declared dividend. The Company expects to continue to pay equivalent cash dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE INFORMATION

--------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
--------------------------------------------------------------------------------------------------------------------------
                                                             Selling, General
                   Sales         Cost of         Volume      & Administrative   Operating    Income Before       Net
                  Revenue       Goods Sold     Incentives        Expenses        Income      Income Taxes       Income
--------------------------------------------------------------------------------------------------------------------------
   1999          $289,189        $51,138        $132,268          $78,673        $27,110        $28,991        $17,796
   1998           296,052         52,191         136,490           71,304         36,067         38,373         23,278
   1997           280,902         51,608         130,709           67,580         31,005         33,203         20,133
   1996           249,046         44,886         114,419           63,252         26,489         27,869         16,848
   1995           205,566         38,533          94,316           55,221         17,496         20,189         11,878
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
--------------------------------------------------------------------------------------------------------------------------
                  Working        Current                   Property, Plant &      Total      Long-Term     Shareholders'
                  Capital         Ratio     Inventories      Equipment, Net       Assets        Debt           Equity
---------------------------------------------------------------------------------------------------------------------------
   1999           $35,594         2.28:1      $26,660            $25,193         $107,435     $  ---           $77,537
   1998            35,557         2.30:1       22,494             25,896          103,699        ---            73,967
   1997            38,571         2.40:1       19,555             23,711           95,796        ---            66,857
   1996            39,560         2.44:1       24,459             20,197           91,966        ---            63,163
   1995            24,433         2.07:1       23,127             13,088           65,247        ---            41,505
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
COMMON SHARE SUMMARY
--------------------------------------------------------------------------------------------------------------------------
                                      Basic            Diluted                              Basic           Diluted
                Cash Dividends      Net Income       Net Income        Book Value        Weighted          Weighted
                   Per Share         Per Share        Per Share       Per Share(1)       Average Shares  Average Shares
--------------------------------------------------------------------------------------------------------------------------
   1999             $0.133             $1.01             $1.00            $4.53             17,585            17,745
   1998              0.133              1.27              1.25             4.10             18,383            18,639
   1997              0.133              1.08              1.06             3.60             18,653            19,070
   1996              0.133              0.90              0.86             3.30             18,793            19,684
   1995              0.133              0.65              0.63             2.25             18,301            18,888
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
--------------------------------------------------------------------------------------------------------------------------
                     Return on                                               Square Footage
                    Shareholders'         Return on        Number of            of Property          Number of
                      Equity(2)           Assets(3)          Managers              In Use             Employees
--------------------------------------------------------------------------------------------------------------------------
   1999                 23.5%                16.9%           14,462               621,252               1,013
   1998                 33.1                 23.3            14,006               631,430                 971
   1997                 31.0                 21.4            13,776               522,373                 994
   1996                 32.2                 21.4            11,694               485,772                 955
   1995                 31.8                 20.2            11,547               443,895                 862
--------------------------------------------------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES REVENUE

     Consolidated sales revenue for the year ended December 31, 1999, was $289.2 million compared to $296.1 million in 1998, a decrease of approximately 2 percent. Sales revenue increased approximately 5 percent in 1998 compared to $280.9 million in 1997. The change in sales revenue is directly related to the number of independent Distributors, increased competition and foreign currency fluctuations. During 1999 and 1998, the Company's sales revenue was negatively impacted by foreign currency devaluation in the majority of its international markets, most notably Brazil, and increased competition in the Company's domestic market. Eliminating the adverse effect of foreign currency devaluation, sales revenue for the year ended December 31, 1999, would have increased approximately 3 percent.

     The Company distributes its products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 14,500, 14,000 and 13,800 at December 31, 1999, 1998 and 1997,
respectively. Active Distributors totaled approximately 530,000, 516,000 and 660,000 at December 31, 1999, 1998 and 1997, respectively. At December 31, 1998, the number of active Distributors decreased 22 percent as compared to 1997, as the result of the Company's standardization of the definition of an active Distributor in its international operations. A positive impact in the recruitment of additional Distributors is anticipated due to the introduction of the new SMARTSTART recruiting program in the Company's domestic market during the fourth quarter of

1999. The Company anticipates the number of active Distributors to increase as the Company expands its existing, international operations, enters new markets and as current Distributors grow their business.

     Price increases of approximately 2 percent in the Company's domestic market went into effect in both 1999 and 1998, and resulted in greater sales revenue for these years. A price increase of approximately 2 percent, primarily associated with increased raw material costs, is scheduled to become effective on April 1, 2000. Management believes this price increase in its domestic market will be acceptable to its sales force and will result in increased sales revenue. Domestic sales revenue for 1999 decreased approximately 4 percent compared to 1998, and increased approximately 7 percent for 1998 as compared to 1997.

     International sales revenue increased slightly to $105.8 million in 1999 compared to $105.7 million in 1998. During 1999, the Company continued to experience foreign currency devaluation in its international operations. Sales revenue in the Company's Latin America segment decreased approximately 14 percent, primarily as the result of foreign currency devaluation. International operations which reported the most significant impact from foreign currency devaluation were Brazil, Ecuador, Venezuela and Colombia. In 1999, the Brazilian real devalued approximately 50 percent. Brazil represented approximately 20, 29 and 25 percent of international sales revenue for 1999, 1998 and 1997, respectively. Price increases are planned in various international markets to adjust for foreign currency devaluation. Management believes the price increases will be acceptable to its sales force and will result in increased sales. During 1999, the Company began implementing programs in Japan, the world's largest direct-selling market, aimed at increasing sales revenue and operating income. Management anticipates the official re-launch to take place during 2000. Further information related to the Company's domestic and international segments is set forth in Note 12 of Notes to the Consolidated Financial Statements appearing in
Item 8 of this Report.

COSTS AND EXPENSES

     The Company's costs and expenses, which include cost of goods sold, volume incentives, and selling, general and administrative expenses, are identified as a percentage of sales in the table below:

------------------------------------------------------------------------------------
Year ended December 31              1999             1998            1997
------------------------------------------------------------------------------------
Cost of goods sold                   17.7%           17.6%           18.4%
Volume incentives                    45.7            46.1            46.5
Selling, general and
   administrative expenses           27.2            24.1            24.1
------------------------------------------------------------------------------------
                                     90.6%           87.8%           89.0%
------------------------------------------------------------------------------------

     COST OF GOODS SOLD

     Cost of goods sold as a percent of sales decreased in 1999 and 1998 as compared to 1997, primarily as a result of efforts made by management to control costs in its international operations and efficiencies gained through the construction of its warehousing and manufacturing facility in 1998.

     Management believes that cost of goods sold as a percent of sales will remain approximately the same during 2000 as compared to 1999. Expansion of the Company's warehouse and manufacturing facility in 1998 did not have a negative impact on cost of goods sold due to the savings associated with the elimination of leased facilities and increased operating efficiencies

     VOLUME INCENTIVES

     Volume incentives are a significant part of the Company's direct sales marketing program and represent payments made to its independent Distributors. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume incentives as a percent of sales decreased slightly during 1999 as compared to 1998, and decreased slightly for 1998 as compared to 1997, primarily as a result of pricing adjustments in several international operations and the introduction of new products in the Company's domestic market which have a lower volume incentive.

     Management expects volume incentives as a percent of sales to decrease slightly during 2000 as compared to 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $7.4 million in 1999 as compared to 1998, primarily as the result of increased expenses associated with the Company's anticipated re-launch of its Japanese operations and the expansion of its operations in South Korea. The Company also experienced increased selling, general and administrative expenses in its domestic operations as a result of expense in test-market advertising and a change in the qualification requirements for its National Conventions. Selling, general and administrative expenses as a percent of sales remained constant in 1998 as compared to 1997. This category includes costs for research and development, distribution as well as incentive programs such as the Company's conventions.

     Management believes that selling, general and administrative expenses as a percent of sales will decrease slightly during 2000 as compared to 1999.

     INTEREST AND OTHER INCOME

     Interest and other income is earned principally from investments and excess operating cash balances. Investment income varies depending upon the rate of interest, the investment instruments utilized and the need for cash in the Company's operations. It is management's policy to invest only in high-grade investments.

     Interest income increased $0.5 million during 1999 compared to 1998 as the result of greater cash balances available during the year for investment as well as higher yields obtained in certain of the Company's international operations. Interest income decreased during 1998 compared to 1997 as the result of lower yields earned on short-term investments as well as decreased cash balances as a result of increased capital projects and the Company's stock repurchase program. Management expects interest and other income to decrease during 2000 as cash is utilized for the expansion of the Company's manufacturing facility and continued development of its international markets.

     During 1998, the Company began purchasing investments classified as trading securities. The Company maintains its trading securities portfolio to generate returns that offset changes in certain liabilities related to the Company's deferred compensation arrangements (see Note 9 to Notes to Consolidated Financial Statements appearing in Item 8 of this Report). The trading securities portfolio consists of marketable securities which are recorded at fair value. Both realized and unrealized gains and losses on trading securities are included in interest and other income. Net gains on the trading securities portfolio were $179,000 and $9,000 in 1999 and 1998, respectively.

     INCOME TAXES

     The Company's effective tax rate was 38.6, 39.3 and 39.4 percent for 1999, 1998 and 1997, respectively. The decrease in the effective tax rate in 1999 was primarily due to the utilization of net operating losses of a foreign subsidiary, which had not been previously realized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are its available cash and cash equivalents and cash generated from operations. At December 31, 1999, cash and cash equivalents decreased approximately $3.7 million as compared to December 31, 1998. During 1999, cash and cash equivalents of $0.7 million were used to purchase investments. These investments were made in accordance with the Company's policy to purchase only high-grade investments. Cash provided by operating activities was approximately $17.6 million in 1999 compared to approximately $25.6 million in 1998. The decrease was primarily due to planned increases in inventory of $4.2 million as part of the anticipated re-launch of the Japanese operations as well as further international development.

     During 1999, the Company purchased approximately 897,000 shares of its common stock for $9.2 million. The Company purchased approximately $4.5 million of property, plant and equipment and approximately $2.8 million of other long-term assets. The majority of these purchases were associated with the Company's international expansion. Additionally, the Company paid approximately $2.3 million in cash dividends during 1999. Management believes the Company's stock is an attractive investment and, pursuant to its previously announced 1,000,000-share buyback program, may utilize some of its available cash to purchase up to the remaining balance of approximately 860,000 shares, as of March 13, 2000, should market conditions warrant.

     No options to purchase shares of the Company's common stock were exercised during 1999.

     Management believes that working capital requirements can be met through the Company's available cash and cash equivalents and internally-generated funds for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for the Company's products could adversely affect the long-term liquidity of the Company. In the event of a significant decrease in cash provided by the Company's operations, it may be necessary for the Company to obtain external sources of funding. The Company does not currently maintain a credit facility or any other external sources of long-term funding; however, management believes that such funding could be obtained on competitive terms in the event additional sources of funds become necessary.

     On March 2, 2000, the Company announced its plans to complete the manufacturing, research and development and quality assurance areas of its recent expansion. Management expects the project will cost approximately $14 million and will take approximately two years to complete.

     YEAR 2000

     During 1999, the Company's systems that were not Year 2000 ("Y2K") compliant were brought into compliance. The Company estimates it spent approximately $1.0 million to ensure that all areas of non-compliance were corrected. Most of the systems not compliant had previously been scheduled for replacement as part of the Company's ongoing maintenance and upgrading programs.

     As of and subsequent to December 31, 1999, the Company has not experienced any significant Y2K problems.

     Notwithstanding the foregoing, there can be no assurance the Company will not experience operational difficulties as a result of ongoing Y2K issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations and require the Company to incur unanticipated expenses to remedy any problems.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has investments which by nature are subject to market risk. At December 31, 1999, the Company had a total of $10.1 million, which are held as municipal obligations and carry fixed interest rates. Approximately $9.3 million mature between one and five years and carry a weighted average interest rate of
5.7 percent. The remaining balance of $0.8 million matures after five years and carries a weighted average interest rate of 5.3 percent.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nature's Sunshine Products, Inc.:

We have audited the accompanying consolidated balance sheets of Nature's Sunshine Products, Inc. (a Utah corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nature's Sunshine Products, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 8, 2000

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AMOUNTS IN THOUSANDS EXCEPT PER SHARE INFORMATION

--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                           1999                 1998                 1997
--------------------------------------------------------------------------------------------------------------------------
Sales Revenue                                                    $289,189             $296,052             $280,902
--------------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
     Cost of goods sold                                            51,138               52,191               51,608
     Volume incentives                                            132,268              136,490              130,709
     Selling, general and administrative expenses                  78,673               71,304               67,580
--------------------------------------------------------------------------------------------------------------------------
                                                                  262,079              259,985              249,897
--------------------------------------------------------------------------------------------------------------------------
Operating Income                                                   27,110               36,067               31,005
--------------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
     Interest and other income                                      2,585                2,095                2,453
     Interest expense                                                 (39)                 (48)                (182)
     Foreign exchange loss                                           (665)                 (78)                (565)
     Minority interest                                                ---                  337                  492
--------------------------------------------------------------------------------------------------------------------------
                                                                    1,881                2,306                2,198
--------------------------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                           28,991               38,373               33,203
Provision for Income Taxes                                         11,195               15,095               13,070
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                         17,796               23,278               20,133
--------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), net of tax:
     Foreign currency translation adjustments                      (2,736)              (1,722)              (1,450)
     Unrealized gain (loss) on marketable securities                  109                  (14)                 416
     Reclassification adjustment, net of tax                         (136)                 (38)                 ---
--------------------------------------------------------------------------------------------------------------------------
                                                                   (2,763)              (1,774)              (1,034)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                             $ 15,033             $ 21,504            $  19,099
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Basic Net Income Per Common Share                             $     1.01           $     1.27          $      1.08
--------------------------------------------------------------------------------------------------------------------------
Diluted Net Income Per Common Share                           $     1.00           $     1.25          $      1.06
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AMOUNTS IN THOUSANDS

--------------------------------------------------------------------------------------------------------------------------
As of December 31                                                                  1999                  1998
--------------------------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and cash equivalents                                                   $  18,433              $ 22,099
     Accounts receivable, net of allowance for
         doubtful accounts of $1,291 and $819, respectively                          7,090                 9,939
     Inventories                                                                    26,660                22,494
     Deferred income tax assets                                                      2,565                 2,438
     Prepaid expenses and other                                                      8,575                 6,025
--------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                           63,323                62,995
Property, plant and equipment, net                                                  25,193                25,896
Long-term investments                                                               12,368                11,675
Intangible and other assets, net                                                     6,551                 3,133
--------------------------------------------------------------------------------------------------------------------------
                                                                                  $107,435              $103,699
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Short-term debt                                                            $    1,018            $    1,728
     Accounts payable                                                                5,279                 4,403
     Accrued volume incentives                                                      10,685                 9,638
     Accrued liabilities                                                             8,479                 8,390
     Income taxes payable                                                            2,268                 3,279
--------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      27,729                27,438
--------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities:
     Deferred income tax liabilities                                                 1,116                 2,035
     Deferred compensation                                                           1,053                   259
--------------------------------------------------------------------------------------------------------------------------
     Total long-term liabilities                                                     2,169                 2,294
--------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 11)                                                ---                   ---
--------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
     Common stock, no par value, 20,000 shares authorized,
         19,446 shares issued                                                       37,659                37,528
     Retained earnings                                                              87,463                72,013
     Treasury stock, at cost, 2,318 and 1,421 shares, respectively                 (38,174)              (28,926)
     Accumulated other comprehensive loss                                           (9,411)               (6,648)
--------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                     77,537                73,967
--------------------------------------------------------------------------------------------------------------------------
                                                                                  $107,435              $103,699
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                            1999                1998                 1997
--------------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
     Balance at beginning of year                                 $37,528              $37,896              $39,406
     Tax benefit related to exercise of stock options                 ---                  809                3,240
     Issuance of stock options                                        132                  ---                  ---
     Issuance of 0, 161 and 886 shares of
         treasury stock, respectively                                  (1)              (1,177)              (4,750)
--------------------------------------------------------------------------------------------------------------------------
     Balance at end of year                                        37,659               37,528               37,896
--------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
     Balance at beginning of year                                  72,013               51,190               33,549
     Net income                                                    17,796               23,278               20,133
     Cash dividends                                                (2,346)              (2,455)              (2,492)
--------------------------------------------------------------------------------------------------------------------------
     Balance at end of year                                        87,463               72,013               51,190
--------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK:
     Balance at beginning of year                                 (28,926)             (17,278)              (5,868)
     Purchase of 897, 721 and 1,413 shares
         of common stock, respectively                             (9,249)             (14,306)             (26,128)
     Issuance of 0, 161 and 886 shares of
         treasury stock, respectively                                   1                2,658               14,718
--------------------------------------------------------------------------------------------------------------------------
     Balance at end of year                                       (38,174)             (28,926)             (17,278)
--------------------------------------------------------------------------------------------------------------------------
RECEIVABLES FROM RELATED PARTIES:
     Balance at beginning of year                                     ---                  (77)                 (84)
     Reductions                                                       ---                   77                    7
--------------------------------------------------------------------------------------------------------------------------
     Balance at end of year                                           ---                  ---                  (77)
--------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS:
     Balance at beginning of year                                  (6,648)              (4,874)              (3,840)
     Other comprehensive loss                                      (2,763)              (1,774)              (1,034)
--------------------------------------------------------------------------------------------------------------------------
     Balance at end of year                                        (9,411)              (6,648)              (4,874)
--------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                        $77,537              $73,967              $66,857
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Increase (Decrease) in Cash and Cash Equivalents
--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                  1999              1998                1997
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $17,796             $23,278             $20,133
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Increase in allowance for doubtful accounts                         472                 229                  67
       Depreciation and amortization                                     6,060               4,812               4,292
       Loss (Gain) on sale of property and equipment                        68                 (75)                  8
       Deferred income taxes                                            (1,046)                321                (389)
       Deferred compensation                                               794                 259                 ---
       Changes in assets and liabilities:
         Accounts receivable                                             2,377              (2,704)               (834)
         Inventories                                                    (4,166)             (2,939)              4,904
         Prepaid expenses and other assets                              (3,848)              2,533              (3,106)
         Accounts payable                                                  876                (691)                868
         Accrued volume incentives                                       1,047                 107                 802
         Accrued liabilities                                                89               1,168              (2,769)
         Income taxes payable                                           (1,011)                333               1,190
         Cumulative currency translation adjustments                    (1,943)             (1,074)               (997)
--------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                  17,565              25,557              24,169
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (4,459)             (6,473)             (7,453)
   Purchase of investments, net                                           (720)             (8,260)             (1,004)
   Payments received (advances) on long-term receivables                  (229)                305                 401
   Purchase of other assets                                             (2,811)               (861)               (599)
   Proceeds from sale of property and equipment                             86                 153                  25
   Minority interest elimination                                           ---                (337)                383
--------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                      (8,133)            (15,473)             (8,247)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of cash dividends                                           (2,346)             (2,455)             (2,492)
   Purchase of treasury stock                                           (9,249)            (14,306)            (26,128)
   Repayments of short-term debt                                          (710)               (678)               (123)
   Proceeds from exercise of stock options                                 ---               1,481               9,925
   Tax benefit from stock option exercise                                  ---                 809               3,240
   Issuance of treasury stock                                              ---                 ---                  43
--------------------------------------------------------------------------------------------------------------------------
             Net cash used in financing activities                     (12,305)            (15,149)            (15,535)
--------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                     (793)               (649)               (453)
--------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (3,666)             (5,714)                (66)
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          22,099              27,813              27,879
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $18,433             $22,099             $27,813
--------------------------------------------------------------------------------------------------------------------------

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
AMOUNTS IN THOUSANDS

--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                  1999              1998                1997
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                          $13,682             $14,209             $11,744
   Cash paid for interest                                                   37                  48                 182
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Acquisition of minority interest                                   $  1,131         $       ---         $       ---
   Issuance of stock options                                               132                 ---                 ---
--------------------------------------------------------------------------------------------------------------------------

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

     The Company markets its products in the United States, Brazil, Japan, Mexico, South Korea, Venezuela, Canada, Colombia, Russia and the former Soviet Republics, the United Kingdom, Argentina, Peru, El Salvador, Ecuador, Honduras, Guatemala, Costa Rica, Panama, Chile and Nicaragua. The Company also exports its products to numerous other countries, including Australia, Malaysia, New Zealand and Norway.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Nature's Sunshine Products, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

     During 1998 and 1997, the Company's Japanese subsidiary was majority-owned. During 1999, the Company forgave receivables due from the minority-interest shareholders totaling $1,131 in exchange for their minority interest. At December 31, 1999, all of the Company's subsidiaries were wholly-owned.

     PERVASIVENESS OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments to be cash equivalents, which generally include only investments with original maturities of three months or less.

     INVESTMENTS

     A substantial portion of the Company's investments are categorized as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of tax, recorded as a net amount in accumulated other comprehensive income in shareholders' equity. The cost of the securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities are reported in interest and other income.

     During 1998, the Company began purchasing investments classified as trading securities. The Company maintains its trading securities portfolio to generate returns that offset changes in certain liabilities related to the Company's deferred compensation arrangements (see Note 9). The trading securities portfolio consists of marketable securities which are recorded at fair value. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash, cash equivalents, trade and notes receivable, long-term investments, trade payables and debt instruments. The carrying values of these financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

     INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. At December 31, 1999, management believes the Company had incurred no material impairments in the carrying value of its inventories, other than impairments for which a provision has been made.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for buildings and improvements range from 20 to 30 years, and equipment, furniture and fixtures range from 3 to 10 years. Leasehold improvements are amortized over the lesser of the life of the applicable lease or the estimated useful life of the applicable asset. Maintenance and repairs are expensed as incurred, and major improvements are capitalized. Gains or losses on sales or retirements are included in the consolidated statement of income in the year of disposition.

     INTANGIBLE ASSETS

     Intangible assets include trademarks, customer lists and goodwill associated with the acquisition of the minority interest of the Company's subsidiary in Japan. Goodwill is being amortized using the straight-line method over a period of five years. Other intangibles are amortized using the straight-line method over their estimated useful lives with a range from three to five years. Amortization expense associated with intangible assets was $499, $108 and $56 in 1999, 1998 and 1997, respectively. Intangible assets, net of accumulated amortization, totaled $2,651 and $430, at December 31, 1999 and 1998, respectively. Accumulated amortization totaled $619 and $120 at December 31, 1999 and 1998, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. As of December 31, 1999, the Company does not consider any of its long-lived assets to be impaired.

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

     Countries considered to have highly inflationary economies were Venezuela and Ecuador during 1999; Mexico, Venezuela and Ecuador during 1998; and Brazil, Mexico, Venezuela and Ecuador during 1997. The functional currency in these highly inflationary economies is the U.S. dollar and transactions denominated in a local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments which are included in the consolidated statements of income. Effective January 1, 1998, Brazil was no longer considered highly inflationary. Effective January 1, 1999, Mexico was no longer considered highly inflationary.

     REVENUE RECOGNITION

     For domestic sales, the Company generally receives its product sales price in the form of cash or credit card accompanying the orders from independent Distributors. From time to time, the Company's domestic operation extends short-term credit associated with product promotions. For certain of the Company's international operations, the Company offers credit terms consistent with industry standards within each respective country. Sales revenue and related volume incentives are recorded when the merchandise is shipped. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities. Payments of volume incentives related to product orders are made in the month following the sale.

     SELLING EXPENSES

     Independent Distributors may earn Company-paid attendance at conventions as well as other travel awards by achieving the required levels of product purchases within a specified qualification period. Convention costs and other travel expenses are accrued expenses over the qualification period as they are earned. Accordingly, the Company has accrued expenses in these areas of approximately $4,237, $3,089 and $3,456 at December 31, 1999, 1998 and 1997,
respectively.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and totaled $1,441, $117 and $0 in 1999, 1998 and 1997, respectively.

     RESEARCH AND DEVELOPMENT

     All research and development costs are expensed as incurred. Total research and development costs were approximately $1,657, $1,528 and $1,500 in 1999, 1998 and 1997, respectively.

     INCOME TAXES

     The Company recognizes a liability or asset for the deferred income tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred income tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Foreign and other tax credits are accounted for using the liability method, which reduces income tax expense in the year in which these credits are generated.

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

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

                                    Net Income         Shares         Per Share
                                    (Numerator)     (Denominator)      Amount
------------------------------------------------------------------------------------
    DECEMBER 31, 1999
    Basic EPS                        $17,796           17,585          $1.01
        Effect of options                ---              160
                                ------------         --------
    Diluted EPS                      $17,796           17,745          $1.00
------------------------------------------------------------------------------------
    DECEMBER 31, 1998
    Basic EPS                        $23,278           18,383          $1.27
        Effect of options                ---              256
                                ------------         --------
    Diluted EPS                      $23,278           18,639          $1.25
------------------------------------------------------------------------------------
    DECEMBER 31, 1997
    Basic EPS                        $20,133           18,653          $1.08
        Effect of options                ---              417
                                 -----------         --------
    Diluted EPS                      $20,133           19,070          $1.06
------------------------------------------------------------------------------------

     At December 31, 1999, 1998 and 1997, there were outstanding options to purchase 557, 87 and 233 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the year.

     RECLASSIFICATIONS

     Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the current year presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The pronouncement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this pronouncement will not have a material effect on the Company's consolidated financial statements as the Company does not currently hold any derivative or hedging instruments.

NOTE 2: INVENTORIES

     The composition of inventories is as follows:

------------------------------------------------------------------------------------
As of December 31                            1999                 1998
------------------------------------------------------------------------------------
Raw materials                             $  8,113             $  6,104
Work in process                              1,608                1,377
Finished goods                              16,939               15,013
------------------------------------------------------------------------------------
                                           $26,660              $22,494
------------------------------------------------------------------------------------


NOTE 3: PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment is as follows:

------------------------------------------------------------------------------------
As of December 31                            1999                 1998
------------------------------------------------------------------------------------
Buildings and improvements                 $17,936              $17,128
Machinery and equipment                     12,633               12,218
Furniture and fixtures                      16,138               14,171
------------------------------------------------------------------------------------
                                            46,707               43,517
Accumulated depreciation and amortization  (22,844)             (19,020)
Land                                         1,330                1,399
------------------------------------------------------------------------------------
                                           $25,193              $25,896
------------------------------------------------------------------------------------

NOTE 4: INVESTMENTS

     The amortized cost and estimated market values of available-for-sale securities by balance sheet classification are as follows:

                                                                  Gross                 Gross
                                            Amortized           Unrealized            Unrealized            Market
As of December 31, 1999                        Cost               Gains                 Losses              Value
--------------------------------------------------------------------------------------------------------------------------
Cash equivalents:
     Municipal obligations                   $  4,629             $  ---                $   ---             $  4,629
--------------------------------------------------------------------------------------------------------------------------
Total cash equivalents                          4,629                ---                    ---                4,629
--------------------------------------------------------------------------------------------------------------------------
Long-term investments:
     Municipal obligations                     10,278                 98                   (292)              10,084
     Equity securities                            494                744                     (7)               1,231
--------------------------------------------------------------------------------------------------------------------------
Total long-term investments                    10,772                842                   (299)              11,315
--------------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities           $15,401               $842                  $(299)             $15,944
--------------------------------------------------------------------------------------------------------------------------

                                                                  Gross                 Gross
                                            Amortized           Unrealized            Unrealized            Market
As of December 31, 1998                        Cost               Gains                 Losses              Value
--------------------------------------------------------------------------------------------------------------------------
Cash equivalents:
     Municipal obligations                    $ 4,750            $   ---                 $  ---             $  4,750
--------------------------------------------------------------------------------------------------------------------------
Total cash equivalents                          4,750                ---                    ---                4,750
--------------------------------------------------------------------------------------------------------------------------
Long-term investments:
     Municipal obligations                     10,564                 81                    (34)              10,611
     Equity securities                            747                335                    (18)               1,064
--------------------------------------------------------------------------------------------------------------------------
Total long-term investments                    11,311                416                    (52)              11,675
--------------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities           $16,061               $416                   $(52)             $16,425
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------

      Contractual maturities of long-term debt securities at market value at December 31, 1999, are as follows:

------------------------------------------------------------------------------------
      Mature after one year through five years                   $ 9,265
      Mature after five years                                        819
------------------------------------------------------------------------------------
      Total long-term investments                                $10,084
------------------------------------------------------------------------------------

     During 1999, 1998 and 1997, the proceeds from the sales of available-for-sale securities were $1,689, $11,763 and $5,153, respectively. The gross realized gains on sales of available-for-sale securities were $165, $65 and $65, for each of the years ended December 31, 1999, 1998 and 1997, respectively. The gross realized losses on the sales of available-for-sale securities were $29 and $26 for the years ended December 31, 1999 and 1998, respectively.

     The Company's trading securities portfolio totaled $1,053 and $259 at December 31, 1999 and 1998, which included net gains of $176 and $9, respectively.

NOTE 5: SHORT-TERM DEBT

     The Company has operating lines of credit in Japan, which are payable in local currency to facilitate payment of operating expenses. The debt is unsecured and matures during 2000. The outstanding amounts relating to the lines of credit at December 31, 1999 and 1998, were $1,018 and $1,728, respectively, with a weighted average interest rate of 2 percent at December 31, 1999. The weighted average amounts outstanding relating to these lines of credit in Japan were $1,414 and $2,224 for 1999 and 1998, respectively.

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

     The composition of accumulated other comprehensive loss, net of tax, is as follows:

                                                                       Net Unrealized                  Total
                                              Foreign Currency        Gains (Losses) On             Accumulated
                                                 Translation         Available-For-Sale         Other Comprehensive
                                                 Adjustments             Securities                    Loss
--------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1997                     $(5,290)                  $416                      $(4,874)
Current period change                                (1,722)                   (52)                      (1,774)
--------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1998                      (7,012)                   364                       (6,648)
Current period change                                (2,736)                   (27)                      (2,763)
--------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1999                     $(9,748)                  $337                      $(9,411)
--------------------------------------------------------------------------------------------------------------------------

NOTE 7: INCOME TAXES

     The domestic and foreign components of income before provision for income taxes are as follows:

--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                     1999                 1998              1997
--------------------------------------------------------------------------------------------------------------------------
Domestic                                                  $26,751              $30,569            $27,919
Foreign                                                     2,240                7,804              5,284
--------------------------------------------------------------------------------------------------------------------------
Total                                                     $28,991              $38,373            $33,203
--------------------------------------------------------------------------------------------------------------------------

     The provision (benefit) for income taxes consists of the following:

--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                     1999                 1998              1997
--------------------------------------------------------------------------------------------------------------------------
Current:
     Federal                                             $  8,778             $  9,574           $  9,177
     State                                                  1,638                1,858              1,683
     Foreign                                                2,031                3,342              2,768
--------------------------------------------------------------------------------------------------------------------------
                                                           12,447               14,774             13,628
--------------------------------------------------------------------------------------------------------------------------
Deferred:
     Federal                                                 (889)                 209               (374)
     State                                                   (163)                  42                (67)
     Foreign                                                 (200)                  70               (117)
--------------------------------------------------------------------------------------------------------------------------
                                                           (1,252)                 321               (558)
--------------------------------------------------------------------------------------------------------------------------
Total provision for income taxes                          $11,195              $15,095            $13,070
--------------------------------------------------------------------------------------------------------------------------

     The tax benefit associated with the nonqualified stock option plan decreased the income tax payable by $0, $809 and $3,240 in 1999, 1998 and 1997, respectively. These benefits were recorded as an increase to common stock.

     The provision for income taxes as a percentage of income before provision for income taxes differs from the statutory Federal income tax rate due to the following:

--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                   1999                1998               1997
--------------------------------------------------------------------------------------------------------------------------
Statutory Federal income tax rate                         35.0%                35.0%             35.0%
State income taxes, net of Federal
     income tax benefit                                    3.4                  3.1               3.1
Foreign and other tax credits                             (4.3)                (5.6)             (3.4)
Net effect of foreign subsidiaries'
     tax attributes                                        6.3                  7.1               6.2
Other                                                     (1.8)                (0.3)             (1.5)
--------------------------------------------------------------------------------------------------------------------------
Effective tax rate                                        38.6%                39.3%             39.4%
--------------------------------------------------------------------------------------------------------------------------

     The significant components of the deferred income tax assets and liabilities are as follows:

--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                            1999                        1998
--------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Inventory                                                   $    254                   $    300
     Accrued liabilities                                            1,049                        703
     State income taxes                                               615                        644
     Foreign tax credits                                              126                        126
     Deferred compensation                                            406                        100
     Other                                                            659                        565
--------------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                         $ 3,109                    $ 2,438
--------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Accelerated depreciation                                     $(1,386)                   $(2,016)
     Unrealized gain on investments of subsidiaries                   ---                        (19)
--------------------------------------------------------------------------------------------------------------------------
     Unrealized gain on investments                                  (274)                       ---
Total deferred tax liabilities                                    $(1,660)                   $(2,035)
--------------------------------------------------------------------------------------------------------------------------

     Although realization of the net deferred tax assets is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be reduced based on changing conditions.

     As of December 31, 1999, the Company has available net operating losses from its foreign subsidiaries for foreign income tax purposes and financial reporting purposes of approximately $13,800 and $15,800, respectively. The tax net operating losses will expire in 2000 through 2005. Certain of these net operating losses may be limited by the extent of foreign taxable income in future years. Due to the uncertainty regarding the utilization of these net operating loss carry-forwards, management has provided valuation allowances equal to the amount of the deferred income tax assets related to the net operating loss carry-forwards of the foreign subsidiaries.

     The Company considers all international earnings, which have not been previously taxed for domestic purposes to be permanently invested in the international subsidiaries. As of December 31, 1999, such earnings were approximately $13,500. If Federal taxes and foreign dividend withholding taxes had been provided on those earnings, net of the effect of utilization of foreign tax credits, such taxes would have approximated $450 as of December 31, 1999.

NOTE 8: CAPITAL TRANSACTIONS

     TREASURY STOCK

     During 1999, 1998 and 1997, the Company repurchased 897, 721 and 1,413 shares of common stock for a total of $9,249, $14,306 and $26,128, respectively. In October 1999, the Board of Directors approved the repurchase of up to 1,000 shares of the Company's common stock. As of December 31, 1999, approximately 120 shares had been repurchased under this approval.

     STOCK OPTIONS

     The Company maintains a 1995 Stock Option Plan, which provides for the granting or awarding of certain nonqualified stock options to officers, directors and employees. The term, not to exceed 10 years, and the vesting and exercise period of each stock option awarded under the plan are determined by the Company's Board of Directors. Such grants have been made at the fair market value of the stock at the date of grant. At December 31, 1999, the Company had no remaining shares available to be granted. At December 31, 1999, the Company had reserved approximately 2,318 treasury shares to accommodate the exercise of the outstanding options.

     Stock option activity for 1999, 1998 and 1997 consisted of the following:

                                                               Weighted Average
                                                 Number of       Exercise Price
                                                   Shares          Per Share
------------------------------------------------------------------------------------
Options outstanding at December 31, 1996            2,595          $12.81
   Issued                                             139           19.83
   Forfeited or canceled                             (617)          15.61
   Exercised                                         (884)          11.33
                                                   -------
Options outstanding at December 31, 1997            1,233           13.26
   Issued                                              83           18.32
   Forfeited or canceled                              (27)          15.83
   Exercised                                         (160)           9.15
                                                   -------
Options outstanding at December 31, 1998            1,129           14.15
   Issued                                           2,945            8.42
   Forfeited or canceled                             (667)          18.15
   Exercised                                          ---             ---
                                                 --------
Options outstanding at December 31, 1999            3,407            8.65
------------------------------------------------------------------------------------

     Shares issued related to the exercise of stock options during 1999, 1998 and 1997, were issued from treasury stock. Options for 452, 908 and 956 shares of common stock were exercisable on

December 31, 1999, 1998 and 1997, respectively, with weighted average exercise prices of $8.14, $12.91 and $11.36, respectively.

     The following table summarizes information about options outstanding and options exercisable at December 31, 1999.

                                                  Options Outstanding                     Options Exercisable
--------------------------------------------------------------------------------------------------------------------------
    Range of                                  Weighted-Avg.         Weighted-Avg.                       Weighted-Avg.
 Option Prices             Shares              Remaining           Exercise Price       Shares         Exercise Price
   Per Share            Outstanding         Contractual Life         Per Share        Exercisable         Per Share
--------------------------------------------------------------------------------------------------------------------------
$1.79                          16               1.0 years               $1.79                16             $1.79
$4.03 to $9.56              2,743               5.8 years                7.73               384              7.22
$10.81 to $16.88              633               8.8 years               12.55                37             15.66
$20.00 to $22.25               15               5.3 years               20.38                15             20.38
                          -------                                                          ----
$1.79 to $22.25             3,407               6.3 years                8.65               452              8.14
--------------------------------------------------------------------------------------------------------------------------

     The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income for the years ended December 31, 1999, 1998 and 1997. Had compensation costs been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following proforma amounts:

Year ended December 31                                          1999                1998             1997
--------------------------------------------------------------------------------------------------------------------------
Net Income                            As reported               $17,796            $23,278            $20,133
                                      Proforma                   15,612             22,613             20,026

Basic Earnings Per Share              As reported             $    1.01          $    1.27          $    1.08
                                      Proforma                      .89               1.23               1.07

Diluted Earnings Per Share            As reported             $    1.00          $    1.25          $    1.06
                                      Proforma                      .88               1.21               1.05
--------------------------------------------------------------------------------------------------------------------------

     The weighted average fair value of options granted was $8.42, $10.30 and $8.69 for 1999, 1998 and 1997, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rate of 6.5 percent with expected lives of seven years in 1999, 1998 and 1997; expected dividend yield of approximately 1.5, 0.6 and 0.5 percent in 1999, 1998 and 1997, respectively; and expected volatility of 63, 49 and 32 percent in 1999, 1998 and 1997, respectively. The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change, the estimated fair value amounts could be significantly different.

     Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of what is to be expected in future years.

NOTE 9: EMPLOYEE BENEFIT PLANS

     DEFERRED COMPENSATION PLANS

     The Company sponsors a qualified deferred compensation plan, which qualifies under Section 401(k) of the Internal Revenue Code. The Company contributes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee's compensation. The Company's contributions to the plan vest after a period of four years. During 1999, 1998 and 1997, the Company contributed to the plan approximately $640, $545 and $530, respectively.

     During 1998, the Company established a funded nonqualified deferred compensation plan for its officers, directors and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. The amounts deferred remain the sole property of the Company, which uses them to purchase certain investments as directed by the participants. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 1999, the amounts payable under the plan are valued at the fair market value of the assets owned by the Company. Upon separation of service to the Company, the participants' deferred amounts, together with any gains or losses thereon, will be paid over a period of either three or five years.

     MANAGEMENT AND EMPLOYEE BONUS PLAN

     The Company has a bonus plan that provides for participants to receive payments based upon the achievement of specified annual increases in revenue and operating income as set by the Board of Directors. The expense related to the bonus plan was approximately $160, $1,239 and $687 for 1999, 1998 and 1997, respectively. All domestic employees as well as key international employees participate in the bonus plan.


NOTE 10: RELATED-PARTY TRANSACTIONS

     During 1999 and 1998, as part of the Company's marketing efforts, the Company spent approximately $410 and $100, respectively, for the services of an outside advertising agency. The president and chief executive officer of the advertising agency is a relative of an executive officer and director of the Company.

NOTE 11: COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment used in its operations. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 1999, were as follows:

--------------------------------------------------------------------------------
   Year Ending December 31
--------------------------------------------------------------------------------
        2000                                 $2,650
        2001                                  1,512
        2002                                    638
        2003                                    252
        2004                                    150
        Thereafter                              472
--------------------------------------------------------------------------------
                                             $5,674
--------------------------------------------------------------------------------

     The Company incurred expenses of approximately $3,123, $2,865 and $2,962 in connection with operating leases during 1999, 1998 and 1997, respectively.

     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with legal counsel, believes that any liability as a result of these matters will not have a material adverse effect upon the Company's results of operations or financial position.


NOTE 12: OPERATING SEGMENT AND INTERNATIONAL OPERATION INFORMATION

     The Company has four operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on operating income (loss).

     The Company's operating segments are based on geographic operations and include a domestic segment (United States) and three international segments (Latin America, Asia Pacific and other regions). The segments have similar business characteristics and each offers similar products through similar methods of distribution as described in Note 1. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Inter-segment sales, eliminated in consolidation, are not material.

      Operating segment information for the years ended December 31, 1999, 1998 and 1997 is as follows:

------------------------------------------------------------------------------------
Year Ended December 31                  1999            1998             1997
------------------------------------------------------------------------------------
Sales Revenue:
   Domestic                          $183,383         $190,309        $177,647
   International:
      Latin America                    69,805           80,798          87,389
      Asia Pacific                     19,406           10,581          11,413
      Other                            16,595           14,364           4,453
------------------------------------------------------------------------------------
                                      289,189          296,052         280,902
------------------------------------------------------------------------------------
Operating Expenses:
   Domestic                           158,539          160,946         152,474
   International:
      Latin America                    67,332           72,508          81,106
      Asia Pacific                     20,941           13,172          12,557
      Other                            15,267           13,359           3,760
------------------------------------------------------------------------------------
                                      262,079          259,985         249,897
------------------------------------------------------------------------------------
Operating Income (Loss):
   Domestic                            24,844           29,363          25,173
   International:
      Latin America                     2,473            8,290           6,283
      Asia Pacific                     (1,535)          (2,591)         (1,144)
      Other                             1,328            1,005             693
------------------------------------------------------------------------------------
                                       27,110           36,067          31,005
------------------------------------------------------------------------------------
Unallocated Amounts
   Other Income                         1,881            2,306           2,198
------------------------------------------------------------------------------------
Income Before Provision for Income
   Taxes                              $28,991          $38,373         $33,203
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
As of December 31                              1999                 1998
------------------------------------------------------------------------------------
Assets:
   Domestic                                $ 66,372             $  62,971
   International:
      Latin America                          29,343                32,154
      Asia Pacific                            8,670                 6,236
      Other                                   3,050                 2,338
------------------------------------------------------------------------------------
Total Assets                               $107,435              $103,699
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
Year Ended December 31                   1999            1998             1997
------------------------------------------------------------------------------------
Capital Expenditures:
   Domestic                            $2,699           $5,880          $6,328
   International:
      Latin America                       830              477             596
      Asia Pacific                        770               76             438
      Other                               160               40              91
------------------------------------------------------------------------------------
                                       $4,459           $6,473          $7,453
------------------------------------------------------------------------------------
Depreciation and Amortization:
   Domestic                            $4,084           $3,439          $2,862
   International:
      Latin America                     1,453            1,169           1,191
      Asia Pacific                        416              138             132
      Other                               107               66             107
------------------------------------------------------------------------------------
                                       $6,060           $4,812          $4,292
------------------------------------------------------------------------------------

     Revenues by classes of principal product lines for the years ended December 31, 1999, 1998 and 1997 are as follows:

------------------------------------------------------------------------------------
Year Ended December 31                  1999            1998             1997
------------------------------------------------------------------------------------
Sales Revenue by Product Lines:
   Herbal Products                   $188,816         $198,355        $188,204
   Vitamins and Mineral Supplements    75,190           68,092          64,607
   Personal Care Products               7,488            8,882           8,427
   Homeopathic                          2,483            2,961           2,809
   Other                               15,212           17,762          16,855
------------------------------------------------------------------------------------
                                     $289,189         $296,052        $280,902
------------------------------------------------------------------------------------

      Individual countries which comprise 10 percent or more of consolidated sales revenue for the years ended December 31, 1999, 1998 and 1997 are as follows:

------------------------------------------------------------------------------------
Year Ended December 31                  1999             1998            1997
------------------------------------------------------------------------------------
Sales Revenue:
   United States                     $183,383         $190,309        $177,647
   International:
      Brazil                           21,673           30,289          25,981
      Other                            84,133           75,454          77,274
------------------------------------------------------------------------------------
                                     $289,189         $296,052        $280,902
------------------------------------------------------------------------------------

     Individual countries which comprise 10 percent or more of consolidated long-lived assets, consisting of property, plant and equipment and intangible assets are as follows:

------------------------------------------------------------------------------------
As of December 31,                       1999            1998             1997
------------------------------------------------------------------------------------
Long-Lived Assets:
   United States                      $20,422          $19,349         $16,514
   International:
      Mexico                            3,094            3,085           3,209
      Other                             4,196            4,012           4,211
------------------------------------------------------------------------------------
                                      $27,712          $26,446         $23,934
------------------------------------------------------------------------------------

NOTE 13: SUMMARY OF QUARTERLY OPERATIONS -- UNAUDITED

                                                   Selling,                          Income               Basic      Diluted
                                                   General                 Other     Before                Net         Net
                Sales      Cost of      Volume    and Admin.   Operating  Income     Income      Net      Income     Income
   1999       Revenue    Goods Sold    Incentives  Expenses     Income   (Expense)   Taxes     Income    Per Share  Per Share
---------------------------------------------------------------------------------------------------------------------------------
First Qtr      $72,178      $12,857      $33,123     $18,539      $7,659     $597     $8,256    $ 4,990    $0.28      $0.28
Second Qtr      71,639       12,284       32,764      19,210       7,381      545      7,926      4,796     0.27       0.27
Third Qtr       73,240       13,151       33,275      20,622       6,192      304      6,496      4,128     0.24       0.24
Fourth Qtr      72,132       12,846       33,106      20,302       5,878      435      6,313      3,882     0.23       0.23
---------------------------------------------------------------------------------------------------------------------------------
              $289,189      $51,138     $132,268     $78,673     $27,110   $1,881    $28,991    $17,796    $1.01      $1.00
---------------------------------------------------------------------------------------------------------------------------------
   1998
---------------------------------------------------------------------------------------------------------------------------------
First Qtr     $ 75,283      $13,542    $  35,199     $18,684     $ 7,858    $ 329    $ 8,187    $ 4,867    $0.26      $0.26
Second Qtr      77,201       13,646       35,474      18,858       9,223      700      9,923      6,105     0.33       0.32
Third Qtr       73,456       13,155       33,628      17,774       8,899      749      9,648      6,059     0.33       0.33
Fourth Qtr      70,112       11,848       32,189      15,988      10,087      528     10,615      6,247     0.34       0.34
---------------------------------------------------------------------------------------------------------------------------------
              $296,052      $52,191     $136,490     $71,304     $36,067   $2,306    $38,373    $23,278    $1.27      $1.25
---------------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1999, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1999, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1999, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 1999, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) LIST OF FINANCIAL STATEMENTS

            The following are filed as part of this Report:

            Report of Independent Public Accountants

            Consolidated statements of income for the years ended December 31, 1999, 1998 and 1997.

            Consolidated balance sheets as of December 31, 1999 and 1998.

            Consolidated statements of shareholders' equity for the years ended December 31, 1999, 1998 and 1997.

            Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997.

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

    (a)(3)  LIST OF EXHIBITS

              3.1 (1) - Restated Articles of Incorporation

              3.2 (2) - By-laws, as amended
             10.2 (3) - Form of Employment Agreement between the Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements

            10.3 (4)    1995 Stock Option Plan

            10.4 (4)    Form of Stock Option Agreement (1995 Stock Option Plan)

            10.5 (5)  - 1998 Employee Incentive Compensation Plan

            10.6 (6)    Supplemental Elective Deferral Plan

            10.7 (6)    Executive Loan Program

            21        - List of Subsidiaries of Registrant

            23        - Consent of Independent Public Accountants

            27        - Financial Data Schedule
-----------------
 [1] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference.

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

[6] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.

      (b)  REPORTS ON FORM 8-K

           The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1999.

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

                               Nature's Sunshine Products, Inc.
                               (Registrant)

Date:  March 22, 2000      By: /s/ DANIEL P. HOWELLS
                               -------------------------------------------------
                               Daniel P. Howells, President, C.E.O. and Director

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

        SIGNATURE                                  TITLE                                                 DATE
        ---------                                  -----                                                 ----
/s/ Daniel P. Howells                 President, Chief Executive Officer and Director              March 22, 2000
---------------------------
    Daniel P. Howells

/s/ Craig D. Huff                     Vice President of Finance, Treasurer,                        March 22, 2000
---------------------------           Chief Financial Officer, Chief Accounting Officer
    Craig D. Huff

/s/ Douglas Faggioli                  Chief Operating Officer and Director                         March 22, 2000
---------------------------
    Douglas Faggioli

/s/ Kristine F. Hughes                Chairman of the Board and Director                           March 22, 2000
---------------------------
    Kristine F. Hughes

/s/ Eugene L. Hughes                  Vice President and Director                                  March 22, 2000
---------------------------
    Eugene L. Hughes

/s/ Pauline T. Hughes                 Director                                                     March 22, 2000
---------------------------
    Pauline T. Hughes

/s/ Richard Hinckley                   Director                                                    March 22, 2000
---------------------------
    Richard Hinckley

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To Nature's Sunshine Products, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Nature's Sunshine Products, Inc. and subsidiaries appearing in Item 8 in this Annual Report on Form 10-K, and have issued our report thereon dated February 8, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 8, 2000

                        NATURE'S SUNSHINE PRODUCTS, INC.
                 SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                          (Dollar Amounts in Thousands)

                                       Balance at                                                                   Balance at
                                       Beginning                          Amounts                Amounts              End of
         Description                    of Year         Provisions      Written Off             Recovered              Year
         -----------                    -------         ----------      -----------             ---------           ----------
Year ended December 31, 1999

       Allowance for doubtful
           accounts receivable            $819              $625            $(157)                   $4                $1,291

       Allowance for obsolete
           inventory                       627               506             (711)                  ---                   422

       Allowance for notes
           receivable                       14               ---              ---                   ---                    14

Year ended December 31, 1998

       Allowance for doubtful
           accounts receivable            $661              $229            $ (46)                 $(25)                 $819

       Allowance for obsolete
           inventory                       534               468             (375)                  ---                   627

       Allowance for notes
           receivable                       14               ---              ---                   ---                    14


Year ended December 31, 1997

       Allowance for doubtful
           accounts receivable            $417              $394            $(138)                 $(12)                 $661

       Allowance for obsolete
           inventory                       304               470             (240)                  ---                   534

       Allowance for notes
           receivable                       14               ---              ---                   ---                    14

                                LIST OF EXHIBITS

                                                                                                      LOCATED AT
                                                                                                     SEQUENTIALLY
      ITEM NO.                                  EXHIBIT                                              NUMBERED PAGE
          3.1 (1) -   Restated Articles of Incorporation                                                  ---
          3.2 (2) -   By-laws, as amended                                                                 ---
         10.2 (3) -   Form of Employment Agreement between the Registrant and                             ---
                      its executive officers together with a schedule
                      identifying the agreements omitted and setting forth the
                      material differences between the filed agreement and the
                      omitted agreements.
         10.3 (4)     1995 Stock Option Plan                                                              ---
         10.4 (4)     Form of Stock Option Agreement (1995 Stock Option Plan)                             ---
         10.5 (5) -   1998 Employee Incentive Compensation Plan                                           ---
         10.6 (6)     Supplemental Elective Deferral Plan                                                 ---
         10.7 (6)     Executive Loan Program                                                              ---
         21    -      List of Subsidiaries of Registrant                                                   42
         23    -      Consent of Independent Public Accountants                                            43
         27    -      Financial Data Schedule                                                              44

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

[6] Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.