Form 10-Q
period 2000-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2000-05-09
CIK 275053

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
 (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

The number of shares of common stock, without par value, outstanding as of May 5, 2000, was 16,990,604.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)
                                   (UNAUDITED)

                                           March 31,       December 31,
                                             2000             1999
                                           ---------       ------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents          $ 26,005         $ 18,433
       Accounts receivable, net              9,948            7,090
       Inventories                          27,293           26,660
       Deferred income tax assets            2,677            2,565
       Prepaid expenses and other            8,364            8,575
                                          --------         --------


           Total Current Assets             74,287           63,323

PROPERTY, PLANT AND
       EQUIPMENT, net                       24,796           25,193

LONG-TERM INVESTMENTS                       12,419           12,368

INTANGIBLE AND OTHER ASSETS, net             6,834            6,551
                                          --------         --------

                                          $118,336         $107,435
                                          ========         ========


            The accompanying notes to the financial statements are an integral part of these condensed consolidated financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Amounts In Thousands)
                                   (UNAUDITED)

                                                         March 31,          December 31,
                                                           2000                1999
                                                         ---------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Short-term debt                                   $     864          $   1,018
       Accounts payable                                      5,561              5,279
       Accrued volume incentives                            13,660             10,685
       Accrued liabilities                                  10,768              8,479
       Income taxes payable                                  3,304              2,268
                                                         ---------          ---------

           Total Current Liabilities                        34,157             27,729
                                                         ---------          ---------

LONG-TERM LIABILITIES:
       Deferred income tax liabilities                       1,571              1,116
       Deferred compensation                                 1,201              1,053
                                                         ---------          ---------

           Total Long-Term Liabilities                       2,772              2,169
                                                         ---------          ---------

SHAREHOLDERS' EQUITY:
       Common stock, no par value, 20,000 shares
           authorized; 19,446 shares issued                 37,659             37,659
       Retained earnings                                    91,388             87,463
       Treasury stock, at cost, 2,354 shares and
           2,318 shares, respectively                      (38,515)           (38,174)
       Accumulated other comprehensive loss                 (9,125)            (9,411)
                                                         ---------          ---------

           Total Shareholders' Equity                       81,407             77,537
                                                         ---------          ---------

                                                         $ 118,336          $ 107,435
                                                         =========          =========


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

                                                                    Three Months Ended
                                                                          March 31,
                                                                --------------------------
                                                                  2000              1999
                                                                --------          --------
SALES REVENUE                                                   $ 79,977          $ 72,178
                                                                --------          --------

COSTS AND EXPENSES:
        Cost of goods sold                                        14,365            12,857
        Volume incentives                                         36,567            33,123
        Selling, general and administrative expenses              22,110            18,539
                                                                --------          --------
                                                                  73,042            64,519
                                                                --------          --------

OPERATING INCOME                                                   6,935             7,659

OTHER INCOME, net                                                    404               597
                                                                --------          --------

INCOME BEFORE PROVISION FOR INCOME TAXES                           7,339             8,256

PROVISION FOR INCOME TAXES                                         2,843             3,266
                                                                --------          --------

NET INCOME                                                         4,496             4,990
                                                                --------          --------

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
        Foreign currency translation adjustments                     259            (2,437)
        Unrealized holding gains (losses) on marketable
           securities                                                 27                (7)
                                                                --------          --------
                                                                     286            (2,444)
                                                                --------          --------

COMPREHENSIVE INCOME                                            $  4,782          $  2,546
                                                                ========          ========



BASIC NET INCOME PER COMMON SHARE                               $   0.26          $   0.28
                                                                ========          ========

WEIGHTED AVERAGE BASIC SHARES                                     17,122            17,976
                                                                ========          ========

DILUTED NET INCOME PER COMMON SHARE                             $   0.26          $   0.28
                                                                ========          ========

WEIGHTED AVERAGE DILUTED SHARES                                   17,357            18,101
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

                                                                  Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                2000              1999
                                                              --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  4,496          $  4,990
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                               1,404             1,489
     Gain on sale of fixed assets                                  (15)               (5)
     Deferred income taxes                                         343               157
     Deferred compensation                                         148               524
     Changes in assets and liabilities:
       Accounts receivable, net                                 (2,858)             (129)
       Inventories                                                (633)            1,418
       Prepaid expenses and other assets                           289               757
       Accounts payable                                            282               141
       Accrued  volume incentives                                2,975             2,705
       Accrued liabilities                                       2,289             1,453
       Income taxes payable                                      1,036             1,831
       Cumulative currency translation adjustments                 272            (1,777)
                                                              --------          --------
          Net Cash Provided by Operating Activities             10,028            13,554
                                                              --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (748)             (731)
Purchase of long-term investments, net                             (24)             (496)
Payments received (advances) on long-term receivables             (388)               18
Purchase of other assets                                          (241)             (333)
Proceeds from sale of property and equipment                        24                17
Minority interest elimination                                       --              (108)
                                                              --------          --------
          Net Cash Used in Investing Activities                 (1,377)           (1,633)
                                                              --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends                                         (571)             (599)
Purchase of treasury stock                                        (341)           (1,839)
Repayments of short-term debt                                     (154)             (280)
                                                              --------          --------
          Net Cash Used in Financing Activities                 (1,066)           (2,718)
                                                              --------          --------

EFFECT OF EXCHANGE RATES ON CASH                                   (13)             (661)
                                                              --------          --------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                              7,572             8,542
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          18,433            22,099
                                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                              $ 26,005          $ 30,641
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

(1)  INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

     The unaudited, condensed consolidated financial statements of Nature's Sunshine Products, Inc. and subsidiaries included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.

     These condensed consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the periods presented. All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     It is suggested that these condensed consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)  INVENTORIES

     Inventories consist of the following:

                            March 31,      December 31,
                              2000             1999
                            --------       ------------
     Raw materials           $ 7,935         $ 8,113
     Work in process           1,502           1,608
     Finished goods           17,856          16,939
                             -------         -------
                             $27,293         $26,660
                             =======         =======


(3)  NET INCOME PER COMMON SHARE

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

     As of March 31, 2000, the Company had a total of 3,480 options outstanding. The options were granted at the market price on the date of grant and have a weighted average exercise price of $8.66.

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended:

                                            Net Income       Shares           Per Share
                                            (Numerator)   (Denominator)        Amount
     Three Months Ended March 31, 2000

     Basic EPS                                 $4,496         17,122         $   0.26
        Effect of stock options                    --            235
                                               ------         ------         --------
     Diluted EPS                               $4,496         17,357         $   0.26
                                               ======         ======         ========

     Three Months Ended March 31, 1999

     Basic EPS                                 $4,990         17,976         $   0.28
        Effect of stock options                    --            125
                                               ------         ------         --------
     Diluted EPS                               $4,990         18,101         $   0.28
                                               ======         ======         ========


     For the three months ended March 31, 2000 and 1999, there were outstanding options to purchase 647 and 151 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(4)  EQUITY TRANSACTIONS

     The Company has declared consecutive quarterly cash dividends since 1988. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on April 27, 2000, to shareholders of record on May 9, 2000 and is payable on May 19, 2000.

     For the three months ended March 31, 2000, the Company repurchased approximately 36 shares of its common stock in the open market. On October 20, 1999, the Board of Directors authorized the repurchase up to 1,000 shares of the Company's common stock as market conditions warrant. As of March 31, 2000, the Company repurchased approximately 154 shares of common stock under this approval. Subsequent to March 31, 2000, the Company repurchased an additional 101 shares of common stock.

(5)  RECENT ACCOUNTING PRONOUNCEMENT

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

(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The composition of accumulated other comprehensive income (loss), net of tax, is as follows:

                                                                   Unrealized                 Total
                                                                   Gains on                Accumulated
                                            Foreign Currency    Available-for-Sale      Other Comprehensive
                                              Adjustments          Securities              Income (Loss)
                                            ----------------    ------------------      -------------------
     Balance as of December 31, 1999            $(9,748)            $   337                 $(9,411)
     Current period change                          259                  27                     286
                                                -------             -------                 -------
     Balance as of March 31, 2000               $(9,489)            $   364                 $(9,125)
                                                =======             =======                 =======


(7)  LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations or financial position.

(8)  SEGMENT INFORMATION

     The Company has four operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on sales revenue and operating income.

     The Company's operating segments are based on geographic operations and include a domestic segment (United States) and three international segments (Latin America, Asia Pacific and other regions). Intersegment sales, eliminated in consolidation, are not material.

     Operating segment information for the three months ended March 31, 2000 and 1999, are as follows:


                                                           Three Months Ended
                                                                March 31,
                                                           2000           1999
                                                        ---------      ---------
Sales Revenue:
   Domestic                                             $  48,010      $  48,580
   International:
       Latin America                                       18,784         17,132
       Asia Pacific                                         8,545          3,002
       Other                                                4,638          3,464
                                                        ---------      ---------
                                                           79,977         72,178
                                                        ---------      ---------
Operating Expenses:
   Domestic                                                42,765         41,791
   International:
       Latin America                                       17,845         15,800
       Asia Pacific                                         8,218          3,840
       Other                                                4,214          3,088
                                                        ---------      ---------
                                                           73,042         64,519
                                                        ---------      ---------
Operating Income (Loss):
   Domestic                                                 5,245          6,789
   International:
       Latin America                                          939          1,332
       Asia Pacific                                           327           (838)
       Other                                                  424            376
                                                        ---------      ---------
                                                            6,935          7,659
                                                        ---------      ---------
Unallocated Amounts
   Other Income                                               404            597
                                                        ---------      ---------
Income Before Provision for Income Taxes                $   7,339      $   8,256
                                                        =========      =========


Segment assets as of March 31, 2000 and December 31, 1999, are as follows:

                                                         March 31,    December 31,
                                                           2000           1999
                                                        ---------     ------------
Assets
   Domestic                                             $  74,054      $  66,372
   International:
        Latin America                                      29,454         29,343
        Asia Pacific                                       10,723          8,670
        Other                                               4,105          3,050
                                                        ---------      ---------
                                                        $ 118,336      $ 107,435
                                                        =========      =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and management's discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

     The following table identifies (i) the relationship that statement of income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

                          (Dollar Amounts in Thousands)
                                   (UNAUDITED)

            (i)                                                                       (ii)
     Income and Expense                                                    Three Months Ended March 31
  Items as a Percent of Sales                                                      2000 to 1999
  ---------------------------                                              ---------------------------
      Three Months Ended
           March 31                                                       Amount of           Percent
  ---------------------------                                             Increase              of
   2000              1999                                                (Decrease)           Change
   ----              -----                                               ----------           -------
  100.0%            100.0%          Sales revenue                         $ 7,799               10.8%
  -----             -----                                                 -------

   18.0              17.8           Cost of goods sold                      1,508               11.7
   45.7              45.9           Volume incentives                       3,444               10.4
   27.6              25.7           SG&A expenses                           3,571               19.3
  -----             -----                                                 -------
   91.3              89.4           Total operating expenses                8,523               13.2
  -----             -----                                                 -------

    8.7              10.6           Operating income                         (724)              (9.5)

    0.5               0.8           Other income                             (193)             (32.3)
  -----             -----                                                 -------

    9.2              11.4           Income before income taxes               (917)             (32.5)

    3.6               4.5           Provision for income taxes               (423)             (11.1)
  -----             -----                                                 -------

    5.6%              6.9%          Net income                            $  (494)              (9.9)%
  =====             =====                                                 =======


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES REVENUE

     Sales revenue for the three months ended March 31, 2000, was $80.0 million compared to $72.2 million in the prior year. The increase in sales revenue for the three months ended March 31, 2000, is attributable to the expansion of various international markets, most notably South Korea, Mexico, Japan and Brazil.

     Sales revenue in the Company's domestic operations for the three months ended March 31, 2000, was $48.0 million, a decrease of 1 percent, compared to the same period in the prior year. Increased product and price competition in the nutritional supplement market as well as competition for new Distributors negatively impacted domestic sales revenue during the period. The Company expects competition to remain strong for the foreseeable future. During the quarter ended March 31, 2000, the Company continued to promote its new SmartStart program designed to recruit new Distributors. Active Distributors in the Company's domestic market increased 6 percent, to approximately 204,000, as of March 31, 2000, compared to December 31, 1999.

     The Company's international operations reported sales revenue of $32.0 million, an increase of 35 percent, for the three months ended March 31, 2000, compared to the same period in 1999. The increase in sales revenue for the first quarter was primarily the result of increased sales revenue reported in South Korea, Mexico, Japan and Brazil. The Company continues to focus its efforts on the re-launch of its operation in Japan, the world's largest direct-selling country. Additionally, the Company began operations in Israel.

     The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers at

March 31, 2000, was approximately 16,800 compared to 15,800 at March 31, 1999, an increase of approximately 6 percent. The number of Distributors at March 31, 2000, was approximately 545,000 compared to approximately 526,000 at March 31, 1999, an increase of approximately 4 percent.

COST OF GOODS SOLD

     For the three months ended March 31, 2000, the Company experienced a slight increase in cost of goods sold, as a percentage of sales, compared to the same period in the prior year. The increase in cost of goods sold is primarily the result of an increase in international sales revenue where cost of goods sold, as a percent of sales, is slightly higher than in the Company's domestic operations. Management expects cost of goods sold to increase slightly, as a percent of sales, during the remainder of 2000 compared to the three months ended March 31, 2000.

VOLUME INCENTIVES

     Volume incentives are payments to independent sales force members for reaching certain levels of sales performance and organizational development and are an integral part of the Company's direct sales marketing program. Volume incentives vary slightly by product, on a percentage basis, due to the Company's pricing policies.

     For the three months ended March 31, 2000, the Company experienced a slight decrease in volume incentives, as a percentage of sales, compared to the same period in the prior year. The decrease in volume incentives is primarily the result of an increase in international sales revenue where volume incentives, as a percent of sales, are lower than in the Company's domestic operations. Management expects volume incentives to decrease slightly, as a percent of sales, during the remainder of 2000 compared to the three months ended March 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2000, increased, as a percent of sales, to 27.6 percent, compared to 25.7 percent in the first quarter of 1999. The increase in SG&A is the result of expenses associated with the expansion of South Korea, Japan and Russia as well as new marketing efforts initiated in the Company's domestic operations. Actual expenses increased $3.6 million during the three months ended March 31, 2000, compared to the same period in the prior year. SG&A expense increases included approximately $1.4 million in costs of the Company's domestic market as well as approximately $2.2 million associated with the Company's re-launch of its Japanese operation, expansion of its South Korean operation as well as expansion into other international markets. Management expects SG&A to decrease slightly, as a percent of sales, during the remainder of 2000 compared to the three months ended March 31, 2000.

SEGMENT INFORMATION

     (See information included in the condensed consolidated financial statements included in Item 1-- Note 8.)

BALANCE SHEET

ACCOUNTS RECEIVABLE

     Accounts receivable increased approximately $2.9 million at March 31, 2000, compared to December 31, 1999. The increase in accounts receivable is primarily related to the Company's domestic operation. During the month of March, the Company extended credit to certain of its key domestic Distributors as part of a promotional incentive. The Company also experienced an increase in accounts receivable in Brazil and South Korea as the result of significant sales growth in these markets.

ACCRUED VOLUME INCENTIVES

     Accrued volume incentives increased $3.0 million as of March 31, 2000, compared to December 31, 1999, as a result of the increase in sales revenue during the month of March in 2000 compared to the month of December in 1999.

ACCRUED LIABILITIES

     Accrued liabilities increased approximately $2.3 million as of March 31, 2000, compared to December 31, 1999, as a result of accruals associated with the Company's sales conventions, travel and incentive programs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are its available cash and cash equivalents and cash generated from operations. At March 31, 2000, cash and cash equivalents increased approximately $7.6 million compared to December 31, 1999. Cash provided by operating activities was approximately $10.0 million for the first quarter compared to approximately $13.6 million in the same period the prior year. The decrease was primarily due to the temporary increases in accounts receivable of $2.9 million.

     During the three months ended March 31, 2000, the Company purchased approximately 36,000 shares of its common stock for $341,000. The Company also purchased approximately $750,000 of property, plant and equipment and paid dividends of $571,000. Management believes the Company's stock is an attractive investment and, pursuant to its previously announced 1,000,000-share buyback program, may utilize some of its available cash to purchase up to the remaining balance of approximately 745,000 shares as of May 5, 2000, should market conditions warrant.

     Management believes that working capital requirements can be met through the Company's available cash and cash equivalents and internally-generated funds for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for the Company's products could adversely affect the long-term liquidity of the Company. In the event of a significant decrease in cash provided by the Company's operations, it might be necessary for the Company to obtain external sources of funding. The Company does not currently maintain a credit facility or any other external sources of long-term funding; however, management believes that such funding could be obtained on competitive terms in the event additional sources of funds became necessary.

     On March 2, 2000, the Company announced its plans to complete the manufacturing, research and development and quality assurance areas of its recent facility expansion. Management expects the project will cost approximately $14 million and will take approximately two years to complete.

LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations or financial position.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other items of this Form 10-Q may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q the words "estimates", "expects", "anticipates", "projects", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has investments which by nature are subject to market risk. At March 31, 2000, the Company had a total of $10.1 million, which are held as municipal obligations and carry fixed interest rates. Approximately $9.8 million mature between one and five years and carry a weighted average interest rate of
5.7 percent. The remaining balance of $0.3 million matures after five years and carries a weighted average interest rate of 4.6 percent.

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


                                       NATURE'S SUNSHINE PRODUCTS, INC.


Date:  May 8, 2000                     /s/ Daniel P. Howells
                                       ----------------------------------------
                                       Daniel P. Howells, President & Chief
                                       Executive Officer


Date:  May 8, 2000                     /s/ Craig D. Huff
                                       ----------------------------------------
                                       Craig D. Huff, Chief Financial Officer