Form 10-Q
period 2000-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2000-08-08
CIK 275053

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________to __________________


                          Commission File Number 0-8707


                        NATURE'S SUNSHINE PRODUCTS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Utah                                                87-0327982
             ----                                                ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                               75 East 1700 South
                                Provo, Utah 84606
          (Address of Principal Executive Offices, including Zip Code)


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

The number of shares of common stock, no par value, outstanding as of August 2, 2000, was 16,738,804.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)
                                   (UNAUDITED)

                                          June 30,        December 31,
                                            2000              1999
                                          --------        ------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents          $ 23,880         $ 18,433
       Accounts receivable, net             10,019            7,090
       Inventories                          28,576           26,660
       Deferred income tax assets            2,982            2,565
       Prepaid expenses and other            7,924            8,575
                                          --------         --------
           Total Current Assets             73,381           63,323

PROPERTY, PLANT AND
       EQUIPMENT, net                       24,425           25,193

LONG-TERM INVESTMENTS                       12,178           12,368

INTANGIBLE AND OTHER ASSETS, net             7,310            6,551
                                          --------         --------
                                          $117,294         $107,435
                                          ========         ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Amounts In Thousands)
                                   (UNAUDITED)

                                                           June 30,         December 31,
                                                             2000              1999
                                                          ---------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Short-term debt                                    $     698          $   1,018
       Accounts payable                                       5,921              5,279
       Accrued volume incentives                             11,545             10,685
       Accrued liabilities                                   12,525              8,479
       Income taxes payable                                   2,255              2,268
                                                          ---------          ---------
           Total Current Liabilities                         32,944             27,729
                                                          ---------          ---------


LONG-TERM LIABILITIES:
       Deferred income tax liabilities                        1,020              1,116
       Deferred compensation                                  1,257              1,053
                                                          ---------          ---------
           Total Long-Term Liabilities                        2,277              2,169
                                                          ---------          ---------


SHAREHOLDERS' EQUITY:
       Common stock, no par value; 20,000 shares
           authorized, 19,446 shares issued                  37,659             37,659
       Retained earnings                                     95,713             87,463
       Treasury stock, at cost, 2,697 and 2,318
           shares, respectively                             (41,246)           (38,174)
       Accumulated other comprehensive loss                 (10,053)            (9,411)
                                                          ---------          ---------
           Total Shareholders' Equity                        82,073             77,537
                                                          ---------          ---------
                                                          $ 117,294          $ 107,435
                                                          =========          =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
              (Amounts In Thousands, Except Per-Share Information)
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                  June 30,
                                                         --------------------------
                                                           2000              1999
                                                         --------          --------
SALES                                                    $ 78,381          $ 71,639
                                                         --------          --------
COSTS AND EXPENSES:
        Cost of goods sold                                 13,797            12,284
        Volume incentives                                  35,325            32,764
        Selling, general and administrative                21,561            19,210
                                                         --------          --------
                                                           70,683          $ 64,258
                                                         --------          --------

OPERATING INCOME                                            7,698             7,381

OTHER INCOME, net                                             357               545
                                                         --------          --------
INCOME BEFORE PROVISION FOR INCOME TAXES                    8,055             7,926

PROVISION FOR INCOME TAXES                                  3,164             3,130
                                                         --------          --------
NET INCOME                                                  4,891             4,796
                                                         --------          --------


OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
        Foreign currency translation adjustments             (778)             (109)
        Unrealized holding gains (losses)                    (108)               54
        Reclassification adjustment for gains
           included in net income                             (41)              (31)
                                                         --------          --------
                                                             (927)              (86)
                                                         --------          --------
COMPREHENSIVE INCOME                                     $  3,964          $  4,710
                                                         ========          ========

BASIC NET INCOME PER COMMON SHARE                        $   0.29          $   0.27
                                                         ========          ========

WEIGHTED AVERAGE BASIC SHARES                              16,930            17,725
                                                         ========          ========

DILUTED NET INCOME PER COMMON SHARE                      $   0.29          $   0.27
                                                         ========          ========

WEIGHTED AVERAGE DILUTED SHARES                            16,992            17,825
                                                         ========          ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
              (Amounts In Thousands, Except Per-Share Information)
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                    June 30,
                                                         ----------------------------
                                                           2000               1999
                                                         ---------          ---------
SALES                                                    $ 158,358          $ 143,817
                                                         ---------          ---------

COSTS AND EXPENSES:
        Cost of goods sold                                  28,162             25,141
        Volume incentives                                   71,892             65,887
        Selling, general and administrative                 43,671             37,749
                                                         ---------          ---------
                                                           143,725            128,777
                                                         ---------          ---------

OPERATING INCOME                                            14,633             15,040

OTHER INCOME, net                                              761              1,142
                                                         ---------          ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                    15,394             16,182

PROVISION FOR INCOME TAXES                                   6,007              6,396
                                                         ---------          ---------
NET INCOME                                                   9,387              9,786
                                                         ---------          ---------

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
        Foreign currency translation adjustments              (519)            (2,546)
        Unrealized holding gains (losses)                      (82)                47
        Reclassification adjustment for gains
           included in net income                              (41)               (31)
                                                         ---------          ---------
                                                              (642)            (2,530)
                                                         ---------          ---------
COMPREHENSIVE INCOME                                     $   8,745          $   7,256
                                                         =========          =========

BASIC NET INCOME PER COMMON SHARE                        $    0.55          $    0.55
                                                         =========          =========

WEIGHTED AVERAGE BASIC SHARES                               17,026             17,850
                                                         =========          =========

DILUTED NET INCOME PER COMMON SHARE                      $    0.55          $    0.54
                                                         =========          =========

WEIGHTED AVERAGE DILUTED SHARES                             17,174             17,961
                                                         =========          =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                             (Amounts In Thousands)
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                                        June 30,
                                                              --------------------------
                                                                2000             1999
                                                              --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  9,387          $  9,786
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                               3,302             2,808
     Gain on sale of fixed assets                                  (19)               (7)
     Deferred income taxes                                        (513)              133
     Deferred compensation                                         204               647
     Changes in assets and liabilities:
       Accounts receivable, net                                 (2,929)              271
       Inventories                                              (1,916)            1,625
       Prepaid expenses and other assets                           584              (715)
       Accounts payable                                            642            (1,062)
       Accrued  volume incentives                                  860               834
       Accrued liabilities                                       4,046             2,184
       Income taxes payable                                        (13)             (167)
       Cumulative currency translation adjustments                (311)           (1,555)
                                                              --------          --------
          Net Cash Provided by Operating Activities             13,324            14,782
                                                              --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (1,927)           (2,371)
  Purchase of long-term investments, net                            67              (485)
  Payments received (advances) on long-term receivables           (296)               41
  Purchase of other assets                                      (1,028)           (1,402)
  Proceeds from sale of property and equipment                      44                25
                                                              --------          --------
          Net Cash Used in Investing Activities                 (3,140)           (4,192)
                                                              --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of cash dividends                                     (1,137)           (1,190)
  Purchase of treasury stock                                    (3,072)           (4,533)
  Repayments of short-term debt                                   (320)             (506)
                                                              --------          --------
          Net Cash Used in Financing Activities                 (4,529)           (6,229)
                                                              --------          --------

EFFECT OF EXCHANGE RATES ON CASH                                  (208)             (992)
                                                              --------          --------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                              5,447             3,369
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          18,433            22,099
                                                              --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                              $ 23,880          $ 25,468
                                                              ========          ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

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

     These condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the periods presented. All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)  NET INCOME PER COMMON SHARE

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

     As of June 30, 2000, the Company had a total of 3,491 common stock options outstanding. These options were all granted at fair market value and have a weighted average exercise price of $8.65.

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended at June 30, 2000 and 1999:


                                           Net Income           Shares           Per Share
                                           (Numerator)      (Denominator)          Amount
                                           -----------      -------------        ---------

Three Months Ended June 30, 2000
Basic EPS                                    $4,891            16,930            $   0.29
   Effect of stock options                       --                62
                                             ------            ------            --------
Diluted EPS                                  $4,891            16,992            $   0.29
                                             ======            ======            ========

Three  Months Ended June 30, 1999
Basic EPS                                    $4,796            17,725            $   0.27
   Effect of stock options                       --               100
                                             ------            ------            --------
Diluted EPS                                  $4,796            17,825            $   0.27
                                             ======            ======            ========



                                           Net Income           Shares           Per Share
                                           (Numerator)      (Denominator)         Amount
                                           -----------      -------------        ---------
Six Months Ended June 30, 2000
Basic EPS                                    $9,387            17,026            $   0.55
   Effect of stock options                       --               148
                                             ------            ------            --------
Diluted EPS                                  $9,387            17,174            $   0.55
                                             ======            ======            ========

Six Months Ended June 30, 1999
Basic EPS                                    $9,786            17,850            $   0.55
   Effect of stock options                       --               111
                                             ------            ------            --------
Diluted EPS                                  $9,786            17,961            $   0.54
                                             ======            ======            ========


     For the three months ended June 30, 2000 and 1999, there were outstanding options to purchase 1,125 and 26 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive. For the six months ended June 30, 2000 and

1999, there were outstanding options to purchase 926 and 142 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(3)  EQUITY TRANSACTIONS

     The Company has declared consecutive quarterly cash dividends since 1988. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on July 27, 2000, to shareholders of record on August 8, 2000 and is payable on August 18, 2000.

     For the six months ended June 30, 2000, the Company repurchased approximately 379 shares of its common stock. On October 28, 1999, the Board of Directors authorized the repurchase up to 1,000 shares of the Company's common stock as market conditions warrant. As of June 30, 2000, the Company had repurchased approximately 499 shares of common stock under this approval. Subsequent to June 30, 2000, the Company repurchased an additional 10 shares of common stock under this approval.

(4)  ACCUMULATED OTHER COMPREHENSIVE LOSS

     The composition of accumulated other comprehensive loss, net of tax, is as follows:

                                                                       Unrealized                    Total
                                                                   Gains/(Losses) on              Accumulated
                                           Foreign Currency        Available-for Sale         Other Comprehensive
                                              Adjustments              Securities                 Income (Loss)
Balance as of December 31, 1999               $  (9,748)                  $337                     $  (9,411)
Current period change                              (519)                  (123)                         (642)
                                               --------                   ----                      --------
Balance as of June 30, 2000                    $(10,267)                  $214                      $(10,053)
                                               ========                   ====                      ========


(5)  SEGMENT INFORMATION

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

     Operating segment information for the three and six months ended June 30, 2000 and 1999, are as follows:

                                                    Three Months Ended                    Six Months Ended
                                                          June 30,                            June 30,
                                                   2000              1999               2000             1999
                                                 --------          ---------          --------         ---------
Sales Revenue:
   Domestic                                      $ 42,919          $  46,392          $ 90,929         $  94,972
   International:
       Latin America                               20,537             17,520            39,321            34,652
       Asia Pacific                                10,450              3,705            18,995             6,707
       Other                                        4,475              4,022             9,113             7,486
                                                 --------          ---------          --------         ---------
                                                   78,381             71,639           158,358           143,817
                                                 --------          ---------          --------         ---------
Operating Expenses:
   Domestic                                        36,808             39,790            79,573            81,581
   International:
       Latin America                               19,734             16,836            37,579            32,636
       Asia Pacific                                 9,597              3,992            17,815             7,832
       Other                                        4,544              3,640             8,758             6,728
                                                 --------          ---------          --------         ---------
                                                   70,683             64,258           143,725           128,777
                                                 --------          ---------          --------         ---------
Operating Income:
   Domestic                                         6,111              6,602            11,356            13,391
   International:
       Latin America                                  803                684             1,742             2,016
       Asia Pacific                                   853               (287)            1,180            (1,125)
       Other                                          (69)               382               355               758
                                                 --------          ---------          --------         ---------
                                                    7,698              7,381            14,633            15,040
                                                 --------          ---------          --------         ---------
   Other Income (Expense)                             357                545               761             1,142
                                                 --------          ---------          --------         ---------
Income Before Provision for Income Taxes         $  8,055          $   7,926          $ 15,394         $  16,182
                                                 ========          =========          ========         =========


Segment assets as of June 30, 2000 and December 31, 1999, are as follows:

                                June 30,       December 31,
                                 2000             1999
Assets
   Domestic                   $ 69,290         $ 66,372
   International:
        Latin America           31,068           29,343
        Asia Pacific            12,528            8,670
        Other                    4,408            3,050
                              --------         --------
                              $117,294         $107,435
                              ========         ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and management's discussion and analysis included in the Company's Annual Report for the year ended December 31, 1999.

RESULTS OF OPERATIONS

The following table identifies (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

                          (Dollar Amounts in Thousands)
                                   (UNAUDITED)

           (i)                                                                           (ii)
    Income and Expense                                                       Three Months Ended June 30
Items as a Percent of Sales                                                         2000 to 1999
---------------------------                                              -----------------------------------
    Three Months Ended
          June 30                                                         Amount of                 Percent
---------------------------       Income and                              Increase                    of
 2000              1999           Expense Items                          (Decrease)                  Change
 ----              ----           -------------                          ----------                 -------
 100.0%            100.0%         Sales                                    $6,742                     9.4%
 -----             -----                                                   ------

  17.6              17.2          Cost of goods sold                        1,513                    12.3
  45.1              45.7          Volume incentives                         2,561                     7.8
  27.5              26.8          SG&A expenses                             2,351                    12.2
 -----             -----                                                   ------

  90.2              89.7          Total operating expenses                  6,425                    10.0
 -----             -----                                                   ------

   9.8              10.3          Operating income                            317                     4.3

   0.5               0.8          Other income, net                          (188)                  (34.4)
 -----             -----                                                   ------
                                  Income before provision
  10.3              11.1             for income taxes                         129                     1.6

   4.1               4.4          Provision for income taxes                   34                     1.1
 -----             -----                                                   ------

   6.2%              6.7%         Net income                               $   95                     2.0%
 =====             =====                                                   ======


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

                          (Dollar Amounts in Thousands)
                                   (UNAUDITED)

           (i)                                                                           (ii)
    Income and Expense                                                       Six Months Ended June 30
Items as a Percent of Sales                                                         2000 to 1999
---------------------------                                              -----------------------------------
      Six Months Ended
          June 30                                                         Amount of                 Percent
---------------------------       Income and                              Increase                    of
 2000              1999           Expense Items                          (Decrease)                  Change
 ----              ----           -------------                          ----------                 -------
 100.0%            100.0%         Sales                                   $14,541                    10.1%
 -----             -----                                                  -------

  17.8              17.5          Cost of goods sold                        3,021                    12.0
  45.4              45.8          Volume incentives                         6,005                     9.1
  27.6              26.2          SG&A expenses                             5,922                    15.7
 -----             -----                                                  -------

  90.8              89.5          Total operating expenses                 14,948                    11.6
 -----             -----                                                  -------

   9.2              10.5          Operating income                           (407)                   (2.7)

   0.5               0.8          Other income, net                          (381)                  (33.4)
 -----             -----                                                  -------
                                  Income before provision
   9.7              11.3             for income taxes                        (788)                   (4.9)

   3.8               4.5          Provision for income taxes                 (389)                   (6.1)
 -----             -----                                                  -------

   5.9%              6.8%         Net income                              $  (399)                   (4.1)%
 =====             =====                                                  =======


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES

     Sales for the three months ended June 30, 2000, were $78.4 million compared to $71.6 million in the prior year, an increase of approximately 9 percent. Sales for the six months ended June 30, 2000, were $158.3 million compared to $143.8 million in the same period the prior year, an increase of approximately 10 percent. Management believes the increase in sales for the three and six months ended June 30, 2000, is attributable to strong sales increases throughout its international operations.

     Sales in the Company's domestic operations for the three and six months ended June 30, 2000, were $42.9 million and $90.9 million, a decrease of approximately 7 percent and 4 percent, respectively, over the same periods in the prior year. The domestic sales decrease was caused by increased product and price competition in the nutritional supplement market. The Company expects competition to remain strong for the foreseeable future. However, the total number of domestic Distributors was approximately 215,000 as of June 30, 2000, up 30,000 from June 30, 1999.

     The Company's international operations reported sales of $35.5 million and $67.4 million for the three and six months ended June 30, 2000, an increase of 40 percent and 38 percent, respectively, compared to the same periods in 1999. Year-to-date, international sales accounted for approximately 43 percent of consolidated sales.

     Sales in Latin America were $20.5 million and $39.3 million for the three and six months ended June 30, 2000, an increase of 17 percent and 14 percent, respectively, compared to the same periods in 1999. The sales growth experienced in Latin America was primarily due to increased sales reported in Mexico and Brazil as well as more stable currencies experienced throughout the region.

     Sales in Asia Pacific were $10.5 million and $19.0 million for the three and six months ended June 30, 2000, an increase of 182 percent and 183 percent, respectively, compared to the same periods

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in 1999. The sales growth experienced in the Company's Asia Pacific markets is the result of increased product demand supported by educational and promotional programs implemented in South Korea.

     Sales in the Company's other markets were $4.5 million and $9.1 million for the three and six months ended June 30, 2000, an increase of 11 percent and 22 percent, respectively, compared to the same periods in 1999. The sales growth experienced in the Company's other markets is primarily due to the growth of its operations in Russia, which was launched in April 1999, as well as the commencement of its operations in Israel during April 2000.

     The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers at June 30, 2000, was 16,290 compared to 15,559 at June 30, 1999. The number of Distributors at June 30, 2000, was approximately 560,000, an increase of approximately 5 percent compared to the same period of the prior year.

COST OF GOODS SOLD

     For the three and six months ended June 30, 2000, the Company experienced a slight increase in cost of goods sold, as a percentage of sales, compared to the same period in the prior year. The increase in cost of goods sold was primarily the result of the increase in international sales where cost of goods sold is slightly higher than in the Company's domestic operations. Management expects cost of goods sold to remain relatively constant as a percent of sales during the remainder of 2000, as compared to the six months ended June 30, 2000.

VOLUME INCENTIVES

     Volume incentives are payments to independent sales force members for reaching certain levels of sales performance and organizational development and are an integral part of the Company's direct

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

sales marketing program. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. For the six months ended June 30, 2000, the Company experienced a slight decrease in volume incentives, as a percentage of sales, compared to the same period the prior year. The decrease in volume incentives is primarily the result of the increase in international sales where volume incentives are lower than in the domestic operations. Management expects volume incentives to remain relatively constant, as a percent of sales, during the remainder of 2000, as compared to the six months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three and six months ended June 30, 2000, increased, as a percent of sales, compared to the same period of the prior year as a result of the decrease in sales in the Company's domestic market. Increased expenditures in expanding the Company's international markets also contributed to the increase in selling, general and administrative expenses. Management expects selling, general and administrative expenses to decrease slightly as a percent of sales, for the year ending December 31, 2000, compared to the six months ended June 30, 2000.

SEGMENT INFORMATION

     See information included in the condensed consolidated financial statements under Item 1 Note 5.

BALANCE SHEET

ACCRUED LIABILITIES

     Accrued liabilities increased approximately $4.0 million as of June 30, 2000, as compared to December 31, 1999, as a result of accruals associated with the Company's sales conventions and travel programs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased approximately $5.4 million for the six months ended June 30, 2000. The increase in cash and cash equivalents is primarily the result of net income as well as the increases in accrued liabilities. During the six months ended June 30, 2000, cash totaling $3.1 million was used to repurchase approximately 379,000 shares of common stock. Management believes the Company's stock is an attractive investment and pursuant to its recently announced 1,000,000 common share buyback program, the Company purchased an additional 10,000 shares of its common stock subsequent to June 30, 2000.

     Management believes that working capital requirements can be met through the Company's available cash and cash equivalents and internally generated funds for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for the Company's products could adversely affect the long-term liquidity of the Company. In the event of a significant decrease in cash provided by the Company's operating activities, it might be necessary for the Company to obtain external sources of funding. The Company does not currently maintain a credit facility or any other external sources of long-term funding; however, management believes that such funding could be obtained on competitive terms in the event additional sources of funds became necessary.

     On March 2, 2000, the Company announced its plans to complete the manufacturing, research and development and quality assurance areas of its recent facility expansion are in progress. Management expects that construction will begin during the third quarter of 2000. The cost of this project is expected to be approximately $14 million and will take approximately two years to complete. The Company anticipates the facility expansion as well as other capital projects will be funded from working capital.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with its legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations or financial position.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and other items within this Form 10-Q may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q the words "estimates", "expects", "anticipates", "projects", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has investments, which by nature are subject to market risk. At June 30, 2000, the Company had investments of $12.2 million of which $10.0 million were held as municipal obligations and carry fixed interest rates. Approximately $9.8 million mature between one and five years and carry a weighted average interest rate of 5.7 percent. The remaining balance of $0.2 million matures after five years and carries a weighted average interest rate of
4.1 percent.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 26, 2000. At the meeting, the following persons were re-elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.

                                                                   WITHHOLD
     NOMINEE                                FOR                    AUTHORITY
     -------                            ----------                 ---------
     Pauline T. Hughes                  14,736,535                  927,051
     Douglas Faggioli                   14,738,785                  924,801


     At the meeting, the shareholders also adopted and approved an amendment to the Company's 1995 Stock Option Plan increasing the number of shares authorized for issuance under the Plan from 1,650,000 to 4,150,000 shares, as further described in the Company's Proxy Statement for the meeting. The proposal to approve the amendment received 7,158,523 shares FOR, 5,193,276 shares AGAINST, and 29,984 shares ABSTAINED. There were also 3,281,803 broker non-votes.

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


                                       NATURE'S SUNSHINE PRODUCTS, INC.


Date:  August 8, 2000                  /s/ Daniel P. Howells
                                       -----------------------------------------
                                       Daniel P. Howells, President &
                                       Chief Executive Officer


Date:  August 8, 2000                  /s/ Craig D. Huff
                                       -----------------------------------------
                                       Craig D. Huff, Chief Financial Officer