Form 10-Q
period 2000-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2000-11-13
CIK 275053

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________to __________________


                          Commission File Number 0-8707


                        NATURE'S SUNSHINE PRODUCTS, INC.
                        --------------------------------
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

                        Yes   /X/                No / /

The number of shares of common stock, no par value, outstanding as of November 9, 2000, was 16,552,868.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                        September 30,    December 31,
                                           2000             1999
                                        ------------     ------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents          $ 29,815         $ 18,433
       Accounts receivable, net              9,393            7,090
       Inventories                          27,193           26,660
       Deferred income tax assets            3,175            2,565
       Prepaid expenses and other            8,281            8,575
                                          --------         --------
           Total Current Assets             77,857           63,323

PROPERTY, PLANT AND
       EQUIPMENT, net                       24,298           25,193

LONG-TERM INVESTMENTS                       11,897           12,368

INTANGIBLE AND OTHER ASSETS, net             7,306            6,551
                                          --------         --------
                                          $121,358         $107,435
                                          ========         ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                         September 30,    December 31,
                                                             2000             1999
                                                         ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Short-term debt                                    $     545          $   1,018
       Accounts payable                                       5,514              5,279
       Accrued volume incentives                             11,796             10,685
       Accrued liabilities                                   11,112              8,479
       Income taxes payable                                   3,213              2,268
                                                          ---------          ---------
           Total Current Liabilities                         32,180             27,729
                                                          ---------          ---------
LONG-TERM LIABILITIES:
       Deferred income tax liabilities                        2,645              1,116
       Deferred compensation                                  1,390              1,053
                                                          ---------          ---------
           Total Long-Term Liabilities                        4,035              2,169
                                                          ---------          ---------
SHAREHOLDERS' EQUITY:
       Common stock, no par value;  20,000 shares
           authorized, 19,446 shares issued                  37,398             37,659
       Retained earnings                                     99,628             87,463
       Treasury stock, at cost, 2,749 and 2,318
           shares, respectively                             (41,469)           (38,174)
       Accumulated other comprehensive loss                 (10,414)            (9,411)
                                                          ---------          ---------
           Total Shareholders' Equity                        85,143             77,537
                                                          ---------          ---------
                                                          $ 121,358          $ 107,435
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

                                                            Three Months Ended
                                                               September 30,
                                                         --------------------------
                                                           2000              1999
                                                         --------          --------
SALES                                                    $ 75,884          $ 73,240
                                                         --------          --------
COSTS AND EXPENSES:
        Cost of goods sold                                 13,696            13,151
        Volume incentives                                  33,940            33,275
        Selling, general and administrative                20,925            20,622
                                                         --------          --------
                                                           68,561            67,048
                                                         --------          --------
OPERATING INCOME                                            7,323             6,192

OTHER INCOME, net                                              20               304
                                                         --------          --------
INCOME BEFORE PROVISION FOR INCOME TAXES                    7,343             6,496

PROVISION FOR INCOME TAXES                                  2,871             2,368
                                                         --------          --------
NET INCOME                                                  4,472             4,128
                                                         --------          --------
OTHER COMPREHENSIVE LOSS, net of tax:
        Foreign currency translation adjustments             (588)             (520)
        Unrealized holding gains (losses)                     226                (8)
        Reclassification adjustment for gains
           included in net income                               1               (40)
                                                         --------          --------
                                                             (361)             (568)
                                                         --------          --------
COMPREHENSIVE INCOME                                     $  4,111          $  3,560
                                                         ========          ========
BASIC NET INCOME PER COMMON SHARE                        $   0.27          $   0.24
                                                         ========          ========
WEIGHTED AVERAGE BASIC SHARES                              16,736            17,472
                                                         ========          ========
DILUTED NET INCOME PER COMMON SHARE                      $   0.27          $   0.24
                                                         ========          ========
WEIGHTED AVERAGE DILUTED SHARES                            16,764            17,547
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

                                                              Nine Months Ended
                                                                September 30,
                                                         ----------------------------
                                                           2000               1999
                                                         ---------          ---------
SALES                                                    $ 234,242          $ 217,056
                                                         ---------          ---------
COSTS AND EXPENSES:
        Cost of goods sold                                  41,858             38,292
        Volume incentives                                  105,832             99,162
        Selling, general and administrative                 64,596             58,370
                                                         ---------          ---------
                                                           212,286            195,824
                                                         ---------          ---------
OPERATING INCOME                                            21,956             21,232

OTHER INCOME, net                                              781              1,446
                                                         ---------          ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                    22,737             22,678

PROVISION FOR INCOME TAXES                                   8,878              8,763
                                                         ---------          ---------
NET INCOME                                                  13,859             13,915
                                                         ---------          ---------
OTHER COMPREHENSIVE LOSS, net of tax:
        Foreign currency translation adjustments            (1,107)            (3,066)
        Unrealized holding gains                               144                 38
        Reclassification adjustment for gains
           included in net income                              (40)               (71)
                                                         ---------          ---------
                                                            (1,003)            (3,099)
                                                         ---------          ---------
COMPREHENSIVE INCOME                                     $  12,856          $  10,816
                                                         =========          =========
BASIC NET INCOME PER COMMON SHARE                        $    0.82          $    0.79
                                                         =========          =========
WEIGHTED AVERAGE BASIC SHARES                               16,929             17,722
                                                         =========          =========
DILUTED NET INCOME PER COMMON SHARE                      $    0.81          $    0.78
                                                         =========          =========
WEIGHTED AVERAGE DILUTED SHARES                             17,029             17,821
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

                                                                      Nine Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                    2000              1999
                                                                  --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 13,859          $ 13,915
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                   4,883             6,046
     (Gain) loss on sale of property, plant and equipment               17                (7)
     Deferred income taxes                                             919                53
     Deferred compensation                                             337               718
     Changes in assets and liabilities:
       Accounts receivable, net                                     (2,303)              224
       Inventories                                                    (533)              139
       Prepaid expenses and other assets                               327            (2,809)
       Accounts payable                                                235             2,018
       Accrued volume incentives                                     1,111               276
       Accrued liabilities                                           2,633             3,276
       Income taxes payable                                            945              (813)
       Cumulative currency translation adjustments                    (882)           (1,889)
                                                                  --------          --------
          Net Cash Provided by Operating Activities                 21,548            21,147
                                                                  --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (3,029)           (5,198)
  Purchase of long-term investments, net                               576            (2,156)
  Payments received (advances) on long-term receivables               (278)               46
  Purchase of other assets                                          (1,548)           (2,030)
  Proceeds from sale of property, plant and equipment                   65                25
                                                                  --------          --------
          Net Cash Used in Investing Activities                     (4,214)           (9,313)
                                                                  --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of cash dividends                                         (1,695)           (1,773)
  Purchase of treasury stock                                        (3,588)           (8,008)
  Repayments of short-term debt                                       (473)             (562)
  Proceeds from exercise of stock options                               29              --
                                                                  --------          --------
          Net Cash Used in Financing Activities                     (5,727)          (10,343)
                                                                  --------          --------
EFFECT OF EXCHANGE RATES ON CASH                                      (225)           (1,177)
                                                                  --------          --------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                 11,382               314
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF THE PERIOD                                          18,433            22,099
                                                                  --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF THE PERIOD                                              $ 29,815          $ 22,413
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


(1)  INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

     The unaudited, condensed consolidated financial statements of Nature's Sunshine Products, Inc. and subsidiaries included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading.

     These condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the periods presented. All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     As of September 30, 2000, the Company had a total of 3,499 common stock options outstanding. These options were all granted at fair market value and have a weighted average exercise price of $8.68.

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended at September 30, 2000 and 1999:

                                             Net Income       Shares         Per Share
                                             (Numerator)   (Denominator)      Amount
                                             -----------   -------------     ---------
Three Months Ended September 30, 2000

Basic EPS                                      $4,472         16,736         $   0.27
     Effect of stock options                                      28
                                               ------         ------         --------
Diluted EPS                                    $4,472         16,764         $   0.27
                                               ======         ======         ========

Three Months Ended September 30, 1999

Basic EPS                                      $4,128         17,472         $   0.24
     Effect of stock options                                      75
                                               ------         ------         --------
Diluted EPS                                    $4,128         17,547         $   0.24
                                               ======         ======         ========

                                           Net Income       Shares         Per Share
                                           (Numerator)   (Denominator)      Amount
                                           -----------   -------------     ---------
Nine Months Ended September 30, 2000

Basic EPS                                    $13,859          16,929         $   0.82
     Effect of stock options                                     100
                                             -------          ------         --------
Diluted EPS                                  $13,859          17,029         $   0.81
                                             =======          ======         ========


Nine Months Ended September 30, 1999

Basic EPS                                    $13,915          17,722         $   0.79
     Effect of stock options                                      99
                                             -------          ------         --------
Diluted EPS                                  $13,915          17,821         $   0.78
                                             =======          ======         ========

     For the three months ended September 30, 2000 and 1999, there were outstanding options to purchase 3,240 and 700 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive. For the nine months ended September 30, 2000 and 1999, there were outstanding options to purchase 1,095 and 535 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(3)  EQUITY TRANSACTIONS

     The Company has declared consecutive quarterly cash dividends since 1988. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on October 31, 2000, to shareholders of record on November 8, 2000 and is payable on November 15, 2000.

     For the nine months ended September 30, 2000, the Company repurchased approximately 448 shares of its common stock. On October 28, 1999, the Board of Directors authorized the repurchase of up to 1,000 shares of the Company's common stock as market conditions warrant. As of September 30, 2000, the Company had repurchased approximately 568 shares of common stock under this approval. Subsequent to September 30, 2000, the Company repurchased an additional 144 shares of common stock under this approval.

(4)  ACCUMULATED OTHER COMPREHENSIVE LOSS

     The composition of accumulated other comprehensive loss, net of tax, is as follows:

                                                                Unrealized            Total
                                                                 Gains on          Accumulated
                                        Foreign Currency    Available-for Sale  Other Comprehensive
                                          Adjustments           Securities          Income (Loss)
                                            --------             --------            --------
Balance as of December 31, 1999             $ (9,748)            $    337            $ (9,411)
Current period change                         (1,107)                 104              (1,003)
                                            --------             --------            --------
Balance as of September 30, 2000            $(10,855)            $    441            $(10,414)
                                            ========             ========            ========


(5)  SEGMENT INFORMATION

     The Company has four operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on operating income (loss).

     The Company's operating segments are based on geographic operations and include a domestic segment (United States) and three international segments (Latin America, Asia Pacific and other regions). Intersegment sales are eliminated in consolidation and are not material.

     Operating segment information for the three and nine months ended September 30, 2000 and 1999, is as follows:

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                September 30,
                                                2000            1999           2000          1999
                                              ---------      ---------      ---------      ---------
Sales Revenue:
   Domestic                                   $  41,156      $  44,510      $ 132,085      $ 139,482
   International:
       Latin America                             20,397         18,334         59,718         52,986
       Asia Pacific                               9,870          6,164         28,865         12,870
       Other                                      4,461          4,230         13,574         11,718
                                              ---------      ---------      ---------      ---------
                                                 75,884         73,240        234,242        217,056
                                              ---------      ---------      ---------      ---------
Operating Expenses:
   Domestic                                      36,160         39,053        115,733        120,633
   International:
       Latin America                             19,125         18,326         56,704         50,962
       Asia Pacific                               8,873          6,006         26,688         13,838
       Other                                      4,403          3,663         13,161         10,391
                                              ---------      ---------      ---------      ---------
                                                 68,561         67,048        212,286        195,824
                                              ---------      ---------      ---------      ---------
Operating Income:
   Domestic                                       4,996          5,457         16,352         18,849
   International:
       Latin America                              1,272              8          3,014          2,024
       Asia Pacific                                 997            158          2,177           (968)
       Other                                         58            569            413          1,327
                                              ---------      ---------      ---------      ---------
                                                  7,323          6,192         21,956         21,232
                                              ---------      ---------      ---------      ---------
   Other Income                                      20            304            781          1,446
                                              ---------      ---------      ---------      ---------
Income Before Provision for Income Taxes      $   7,343      $   6,496      $  22,737      $  22,678
                                              ---------      ---------      ---------      ---------


Segment assets as of September 30, 2000 and December 31, 1999, are as follows:

                            September 30,       December 31,
                               2000                1999
                            ------------        ------------
Assets
Domestic                      $ 70,812            $ 66,372
International:
     Latin America              32,528              29,343
     Asia Pacific               13,446               8,670
     Other                       4,572               3,050
                              --------            --------
                              $121,358            $107,435
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

                          (Dollar Amounts in Thousands)
                                   (UNAUDITED)

          (i)                                                                   (ii)
   Income and Expense                                              Three Months Ended September 30
Items as a Percent of Sales                                                2000 to 1999
---------------------------                                        -------------------------------
    Three Months Ended
       September 30                                                Amount of               Percent
--------------------------     Income and                           Increase                 of
 2000               1999       Expense Items                       (Decrease)              Change
------             ------      -------------                       ----------              -------
100.0%             100.0%      Sales                                 $ 2,644                  3.6%
-----              ------

 18.0               18.0       Cost of goods sold                        545                  4.1
 44.7               45.4       Volume incentives                         665                  2.0
 27.6               28.1       SG&A expenses                             303                  1.5
-----               -----                                            -------
 90.3               91.5       Total operating expenses                1,513                  2.3
-----               -----                                            -------
  9.7                8.5       Operating income                        1,131                 18.3

  0.0                0.4       Other income, net                        (284)               (93.4)
-----               -----                                            -------
                               Income before provision
  9.7                8.9         for income taxes                        847                 13.0

  3.8                3.3       Provision for income taxes                503                 21.2
-----               -----                                            -------
  5.9%               5.6%      Net income                            $   344                  8.3%
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

                          (Dollar Amounts in Thousands)
                                   (UNAUDITED)

          (i)                                                                   (ii)
   Income and Expense                                              Nine Months Ended September 30
Items as a Percent of Sales                                                2000 to 1999
---------------------------                                        -------------------------------
    Nine Months Ended
       September 30                                                Amount of               Percent
--------------------------     Income and                           Increase                 of
 2000               1999       Expense Items                       (Decrease)              Change
------             ------      -------------                       ----------              -------
100.0%              100.0%     Sales                                 $ 17,186                 7.9%
-----               -----                                             -------

 17.9                17.6      Cost of goods sold                       3,566                 9.3
 45.2                45.7      Volume incentives                        6,670                 6.7
 27.5                26.9      SG&A expenses                            6,226                10.7
-----               -----                                             -------

 90.6                90.2      Total operating expenses                16,462                 8.4
-----               -----                                             -------

  9.4                 9.8      Operating income                           724                 3.4

  0.3                 0.6      Other income, net                         (665)              (46.0)
-----               -----                                             -------
                               Income before provision
  9.7                10.4         for income taxes                         59                 0.3

  3.8                 4.0      Provision for income taxes                 115                 1.3
-----               -----                                             -------
  5.9%                6.4%     Net income                             $   (56)               (0.4)%
=====               =====                                             =======


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES

     Sales for the three months ended September 30, 2000, were $75.9 million compared to $73.2 million in the prior year, an increase of approximately 4 percent. Sales for the nine months ended September 30, 2000, were $234.2 million compared to $217.1 million in the same period the prior year, an increase of approximately 8 percent. The increase in sales for the three and nine months ended September 30, 2000, is attributable to strong sales increases throughout its international operations.

     Sales in the Company's domestic operations for the three and nine months ended September 30, 2000, were $41.2 million and $132.1 million, a decrease of approximately 8 percent and 5 percent, respectively, compared to the same periods in the prior year. The domestic sales decrease was caused by increased product competition in the nutritional supplement market, as well as increased competition for Distributors. The Company expects competition to remain strong for the foreseeable future. However, the total number of domestic Distributors was approximately 216,000 as of September 30, 2000, up 12 percent from December 31, 1999.

     The Company's international operations reported sales of $34.7 million and $102.2 million for the three and nine months ended September 30, 2000, an increase of approximately 24 percent and 34 percent, respectively, compared to the same periods in 1999. Year-to-date, international sales accounted for approximately 44 percent of consolidated sales.

     Sales in Latin America were $20.4 million and $59.7 million for the three and nine months ended September 30, 2000, an increase of 11 percent and 13 percent, respectively, compared to the same periods in the prior year. The sales growth experienced in Latin America was primarily due to increased sales reported in Mexico as well as more stable currencies throughout the region.

     Sales in Asia Pacific were $9.9 million and $28.9 million for the three and nine months ended September 30, 2000, an increase of 60 percent and 124 percent, respectively, compared to the same periods in the prior year. The sales growth experienced in the Company's Asia Pacific markets is the result of increased product demand supported by educational and promotional programs implemented in South Korea.

     Sales in the Company's other markets were $4.5 million and $13.6 million for the three and nine months ended September 30, 2000, an increase of 5 percent and 16 percent, respectively, compared to the same periods in the prior year. The sales growth experienced in the Company's other markets is primarily due to the growth of its operations in Russia, which were launched in April 1999, as well as the commencement of its operations in Israel during April 2000.

     The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers at September 30, 2000, was 16,300, up 13 percent from December 31, 1999. The number of Distributors at September 30, 2000, was approximately 573,000, an increase of approximately 8 percent from December 31, 1999.

COST OF GOODS SOLD

     For the nine months ended September 30, 2000, the Company experienced a slight increase in cost of goods sold, as a percentage of sales, compared to the same period in the prior year. The increase in cost of goods sold was primarily the result of the increase in international sales where cost of goods sold is slightly higher than in the Company's domestic operations. Management expects cost of goods sold to remain relatively constant as a percent of sales during the remainder of 2000, as compared to the nine months ended September 30, 2000.

VOLUME INCENTIVES

     Volume incentives are payments to independent sales force members for reaching certain levels of sales performance and organizational development and are an integral part of the Company's direct sales marketing program. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. For the nine months ended September 30, 2000, the Company experienced a slight decrease in volume incentives, as a percentage of sales, compared to the same period the prior year. The decrease in volume incentives is primarily the result of the increase in international sales where volume incentives are lower than in the domestic operations. Management expects volume incentives to remain relatively constant, as a percent of sales, during the remainder of 2000, as compared to the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three and nine months ended September 30, 2000, increased, as a percent of sales, compared to the same period of the prior year as a result of the decrease in sales in the Company's domestic market. Increased expenditures in expanding the Company's international markets also contributed to the increase in selling, general and administrative expenses. Management expects selling, general and administrative expenses to decrease slightly as a percent of sales, for the year ending December 31, 2000, compared to the nine months ended September 30, 2000.

SEGMENT INFORMATION

     See information included in the condensed consolidated financial statements under Item 1 Note 5.

BALANCE SHEET

ACCRUED LIABILITIES

     Accrued liabilities increased approximately $2.6 million as of September 30, 2000, as compared to December 31, 1999, as a result of accruals associated with the Company's sales conventions and travel programs.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased approximately $11.4 million for the nine months ended September 30, 2000. The increase in cash and cash equivalents is primarily the result of net income as well as the increases in accrued liabilities and other payables. During the nine months ended September 30, 2000, cash totaling $3.6 million was used to repurchase approximately 450,000 shares of common stock. Management believes the Company's stock is an attractive investment and pursuant to its recently announced 1,000,000 common share buyback program, the Company purchased an additional 144 shares of its common stock subsequent to September 30, 2000.

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

     On March 2, 2000, the Company announced its plans to complete the manufacturing, research and development and quality assurance areas of its recent facility expansion. Construction began during the third quarter of 2000. The cost of this project is expected to be approximately $14.0 million of which $.6 million was paid during the quarter ended September 30, 2000. It is expected to take approximately two years to complete the expansion project, and the Company anticipates this expansion as well as other capital projects to be funded from working capital.

     On October 17, 2000, the Company signed a non-binding letter of intent to acquire the assets of WorldWide Financial Holdings, Inc., and the assets of its wholly owned subsidiary, Synergy WorldWide, Inc., which markets nutritional and personal care products in Japan and Taiwan. On November 2, 2000, the Company announced it had consummated the acquisitions for approximately $4.7 million in cash. The purchase price and ongoing operating costs were funded by internally-generated funds.

     The purchase is expected to approximately double the size of the Company's current operations in Japan. As of September 30, 2000, Synergy WorldWide, Inc. had over 15,000 active distributors in Japan.

LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has investments, which by nature are subject to market risk. At September 30, 2000, the Company had investments of $15.7 million of which $9.1 million were held as municipal obligations and carry fixed interest rates. Approximately $8.9 million mature between one and five years and carry a weighted average interest rate of 5.5 percent. The remaining balance of $.2 million matures after five years and carries a weighted average interest rate of
4.1 percent.

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


                                       NATURE'S SUNSHINE PRODUCTS, INC.


Date:  November 9, 2000                /s/ Daniel P. Howells
                                       --------------------------------------
                                       Daniel P. Howells, President & Chief
                                       Executive Officer


Date:  November 9, 2000                /s/ Craig D. Huff
                                       --------------------------------------
                                       Craig D. Huff, Chief Financial Officer