Form 10-K405
period 2000-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2001-03-26
CIK 275053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     0-8707
                            (Commission File Number)


                        NATURE'S SUNSHINE PRODUCTS, INC.
             (Exact name of Registrant as specified in its charter)

                     UTAH                               87-0327982
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)              Identification No.)

         75 EAST 1700 SOUTH, PROVO, UTAH                 84606
      (Address of principal executive offices)          (Zip Code)

                                 (801) 342-4370
                         (Registrant's telephone number)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non- affiliates of the registrant on March 20, 2001 was approximately $96,937,791.

     The number of shares of Common Stock, no par value, outstanding on March 20, 2001 was 16,266,586 shares.

Documents Incorporated by Reference:

     Proxy Statement for the May 22, 2001 Annual Meeting of Shareholders (Part III of this Report).

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

     The Company's operations are conducted in the United States as well as in certain other countries. The Company's subsidiaries are located in South Korea, Brazil, Mexico, Venezuela, Japan, Canada, Central America, Colombia, the Russian Federation, the United Kingdom, Argentina, Peru, Ecuador, Chile and Israel. The Company also exports its products to several other countries, including Australia, Malaysia, New Zealand and Norway.

     RECENT DEVELOPMENTS

     On October 31, 2000, the Company acquired certain assets of Synergy Worldwide, Inc. ("Synergy"). Synergy is a direct marketing company involved in the distribution and sale of high quality nutritional, personal care and other products with an emphasis in the Asian markets. The total consideration paid in connection with this transaction was $4.8 million in cash.

     FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company is principally engaged in one line of business, namely, the manufacturing and marketing of nutritional and personal care products. Information for each of the Company's last three fiscal years, with respect to the amounts of sales revenue, operating income and the last two years of identifiable assets by geographical business segment, is set forth under Item 8 of this Report.

     PRODUCTS AND MANUFACTURING

     The Company's line of over 500 products includes herbal products, vitamins, mineral supplements and homeopathic products. The Company purchases herbs and other raw materials in bulk and, after quality control testing, formulates, encapsulates, tablets or concentrates and packages them for shipment. Most of the Company's products are manufactured at its facility in Spanish Fork, Utah. Contract manufacturers produce certain of the Company's personal care and homeopathic products for the Company in accordance with the Company's specifications and standards. The Company has implemented stringent quality control procedures to verify that the contract manufacturers have complied with its specifications and standards.

     The Company's product lines are described below.

HERBAL PRODUCTS

     The Company manufactures a wide selection of herbal products, which are sold in the form of capsules or tablets. These capsules or tablets contain herb powder or a combination of two or more herb powders. The Company also produces both single herbs and herb combinations in the form of liquid herbs and extracts. Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base. Extracts are created by dissolving powdered herbs into liquid solvents that separate the key elements of the herbs from the fibrous plant material. Sales of the Company's herbal products accounted for approximately 69 percent of total sales revenue in 2000, 65 percent in 1999 and 67 percent in 1998.

VITAMINS AND MINERAL SUPPLEMENTS

     The Company manufactures a wide variety of single vitamins, which are sold in the form of chewable or non-chewable tablets. The Company also manufactures several multiple vitamins and mineral supplements, including a line containing natural antioxidants. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form. Combined sales of the Company's vitamins and mineral supplements were approximately 23 percent of total sales revenue in 2000, 26 percent in 1999 and 23 percent in 1998.

PERSONAL CARE PRODUCTS

     The Company manufactures or contracts with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser. Sales of personal care products accounted for approximately 2 percent of the Company's total sales revenue in 2000 and 3 percent in 1999 and 1998.

HOMEOPATHIC PRODUCTS

     The Company markets a line of more than 40 distinctive homeopathic products designed for the treatment of certain common ailments, including several items designed especially for various allergies and common childhood maladies. Sales of the Company's homeopathic products accounted for approximately 1 percent of total sales revenue in 2000, 1999 and 1998.

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

     The Company's products that are sold domestically are shipped directly from its manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from its regional warehouses located in Columbus, Ohio; Dallas, Texas and Atlanta, Georgia. Each international operation maintains warehouse facilities with inventory to supply its customers.

     Demand for the Company's products is created from approximately 589,000 active Distributors at December 31, 2000, which includes approximately 216,000 in the United States. A person who wishes to join the Company's independent sales force begins as a "Distributor". An individual can become a Distributor by applying to the Company under the sponsorship of someone who is already a Distributor. Each Distributor is required to renew his/her distributorship on a yearly basis; approximately 30 percent renew annually. Many Distributors sell the Company's products on a part-time basis to friends or associates or consume the products themselves. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may be appointed to "Manager" status. Appointment as a Manager is contingent upon attaining certain purchase volume levels, recruiting additional Distributors and demonstrating leadership abilities. Managers numbered approximately 16,100 at December 31, 2000, including approximately 5,900 in the

United States. Managers resell the products they purchase from the Company to Distributors within their sales group, to consumers or use the products themselves. Once a Distributor is appointed to the status of Manager, approximately 70 percent continue to maintain that status.

     Domestically, the Company generally sells its products on a cash or credit card basis. From time to time, the Company's domestic operation extends short-term credit associated with product promotions. For certain of the Company's international operations, the Company uses independent distribution centers and offers credit terms consistent with industry standards within each respective country.

     The Company pays sales commissions and volume discounts (collectively, "Volume Incentives") to its Managers based upon the amount of personal and sales group product purchases. Reference is made to Item 8 contained herein for Volume Incentives paid by the Company for the years ended December 31, 2000, 1999 and 1998. In addition, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, sales conventions and travel.

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

     TRADEMARKS AND TRADE NAMES

     The Company has obtained trademark registrations of its basic trademarks, "Nature's Sunshine", and the landscape logo for all of its product lines. The Company also owns numerous trademark registrations in the United States and in many other countries.

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

     COMPETITION

     The Company's products are sold in competition with other companies, some of which have greater sales volumes and financial resources than the Company, and which sell brands that are, through advertising and promotions, better known to consumers. The Company competes in the nutritional and personal care industry against companies, which sell through retail stores as well as against other direct selling companies. For example, the Company competes against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, discount stores, beauty salons, etc. In addition to its competition with these manufacturers and retailers, the Company competes for product sales and independent Distributors with many other direct sales companies, including Shaklee, NuSkin and Amway. The principal competitors in the encapsulated and tableted herbal products market include TwinLab, Nature's Way, USANA, Nutraceuticals and NBTY. The Company believes that the principal components of competition in the direct sales marketing of nutritional and personal care products are quality, price and brand name. In addition, the recruitment, training, travel and financial incentives for the independent sales force are important factors.

     RESEARCH AND DEVELOPMENT

     The Company conducts its research and development activities at its manufacturing facility located in Spanish Fork, Utah. The principal emphasis of the Company's research and development activities is the development of new products and enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $1.8 million, $1.7 million and $1.5 million in 2000, 1999 and 1998, respectively. During the period, the Company did not have any third-party-sponsored research.

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

     REGULATION

     The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company's major product groups are subject to regulation by one or more governmental agencies. The most active of these is the Food and Drug Administration ("FDA") which regulates the Company's products under the Federal Food, Drug and Cosmetic Act ("FDCA") and regulations promulgated thereunder. The FDCA defines the terms "food" and "dietary supplement" and sets forth various conditions that unless complied with may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA").

     FDA regulations relating specifically to foods for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic food labeling requirements and Good Manufacturing Practices ("GMPs") for foods. Detailed dietary supplement GMPs have been proposed; however, no regulations establishing such GMPs have been adopted. Additional regulations to implement the specific DSHEA requirements for dietary supplement labeling have also been proposed, and final regulations should be implemented over a period of time upon final publication.

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

     In the future, the Company may be subject to additional laws or regulations administered by the FDA or other Federal, State, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable and/or more stringent interpretations of current laws or regulations from time to time in the future. The Company can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial position.

     EMPLOYEES

     The number of people employed by the Company as of December 31, 2000, was 1,080. The Company believes that its relations with its employees are satisfactory.

     INTERNATIONAL OPERATIONS

     The Company's direct sales of nutritional and personal care products are established internationally in South Korea, Brazil, Mexico, Venezuela, Japan, Canada, Central America, Colombia, the Russian Federation, the United Kingdom, Argentina, Peru, Ecuador, Chile and Israel. The Company also exports its products to numerous other countries, including Australia, Malaysia, New Zealand and Norway. Information for each of the last three years with respect to the amounts of sales revenue and operating income and the last two years of identifiable assets attributable to domestic and international segments is set forth in Note 13 of the Notes to Consolidated Financial Statements, appearing in
Item 8 of this Report.

     The Company's international operations are conducted in a manner comparable with those conducted domestically; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences may exist in the products and in the distribution and marketing programs.

     The Company's international operations are subject to many of the same risks faced by the Company's domestic operations, including competition and the strength of the local economy. In addition, international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as the Company's international operations grow and expand.

ITEM 2. PROPERTIES

     The Company's corporate offices are located in two adjacent office buildings in Provo, Utah. The facilities consist of approximately 63,000 square feet and are leased from an unaffiliated third party through lease agreements, which expire as early as two years but are renewable upon expiration.

     The Company's principal warehousing and manufacturing facilities are housed in a building of approximately 265,000 square feet owned by the Company and located on approximately ten acres in Spanish Fork, Utah. On March 2, 2000, the Company announced its plans to complete an expansion of the manufacturing portion of the warehouse and manufacturing facility in which construction was completed in 1998. The cost of this project is expected to be approximately $14.0 million of which $1.4 million had been paid as of December 31, 2000. Construction began during the fourth quarter of 2000, and the expansion is expected to be completed in early 2002. The Company expects to fund this expansion from working capital.

     The Company owns approximately 60,000 square feet of office and warehouse space in Mexico and approximately 10,800 square feet of office space in Venezuela.

     The Company leases properties used primarily as distribution warehouses located in Columbus, Ohio; Dallas, Texas; Atlanta, Georgia; as well as offices and distribution warehouses in Brazil, Japan, South Korea, Venezuela, Canada, Colombia, the Russian Federation, the United Kingdom, Argentina, Peru, El Salvador, Ecuador, Honduras, Guatemala, Costa Rica, Panama, Chile, Nicaragua and Israel. Management believes these facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs. During 2000, 1999 and 1998, the Company spent approximately $3.6 million, $3.1 million and $2.9 million, respectively, for all of its leased facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System (symbol NATR). The information in the table below reflects the actual high and low sales prices of the Company's stock for 2000 and 1999.

                      MARKET PRICES                         MARKET PRICES
2000                 HIGH       LOW      1999               HIGH      LOW
----                 ----       ---      ----               ----      ---
First Quarter       $10.63     $7.75     First Quarter      $15.88   $10.75
Second Quarter        9.13      6.63     Second Quarter      13.75     9.75
Third Quarter         8.28      6.69     Third Quarter       12.38     8.75
Fourth Quarter        7.38      6.38     Fourth Quarter       9.75     6.94

     There were approximately 1,464 shareholders of record as of March 9, 2001. During 2000 and 1999, the Company paid quarterly cash dividends of 3 1/3 cents per common share. On February 9, 2001, the Company declared a cash dividend of 3 1/3 cents per common share to shareholders of record on February 20, 2001. On February 27, 2001, the Company paid approximately $0.6 million related to this declared dividend. The Company expects to continue to pay equivalent cash dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION

INCOME STATEMENT DATA

           Sales        Cost of        Volume    Selling, General    Operating  Income Before       Net
          Revenue      Goods Sold    Incentives  & Administrative      Income    Income Taxes     Income
          --------     ----------    ----------  ----------------    ---------  -------------    --------
2000      $314,820      $ 55,448      $139,441      $ 93,303         $ 26,628      $ 27,920      $ 17,131
1999       294,779        51,138       132,268        84,263           27,110        28,991        17,796
1998       301,665        52,191       136,490        76,917           36,067        38,373        23,278
1997       285,900        51,608       130,709        72,578           31,005        33,203        20,133
1996       253,201        44,886       114,419        67,407           26,489        27,869        16,848

BALANCE SHEET DATA

           Working      Current                Property, Plant &     Total      Long-Term  Shareholders'
           Capital       Ratio    Inventories    Equipment, Net      Assets       Debt        Equity
          --------      -------   -----------  -----------------    --------    ---------  -------------
2000      $ 43,570      2.48:1      $ 26,043        $ 25,293        $118,447      $   --      $ 84,884
1999        35,594      2.28:1        26,660          25,193         107,435          --        77,537
1998        35,557      2.30:1        22,494          25,896         103,699          --        73,967
1997        38,571      2.40:1        19,555          23,711          95,796          --        66,857
1996        39,560      2.44:1        24,459          20,197          91,966          --        63,163

COMMON SHARE SUMMARY

                           Basic       Diluted                        Basic           Diluted
        Cash Dividends   Net Income   Net Income   Book Value        Weighted         Weighted
          Per Share      Per Share    Per Share    Per Share(1)   Average Shares    Average Shares
        --------------   ----------   -----------  ------------   --------------    --------------
2000      $    0.133     $   1.02     $   1.02      $   5.17          16,830            16,875
1999           0.133         1.01         1.00          4.53          17,585            17,745
1998           0.133         1.27         1.25          4.10          18,383            18,639
1997           0.133         1.08         1.06          3.60          18,653            19,070
1996           0.133         0.90         0.86          3.30          18,793            19,684


OTHER INFORMATION

               Return on                                         Square Footage
              Shareholders'     Return on       Number of         of Property          Number of
               Equity(2)        Assets(3)       Managers             in Use            Employees
              -------------     ---------       ---------        --------------        ---------
2000              21.1%            15.2%           16,081            719,884              1,080
1999              23.5             16.9            14,462            621,252              1,013
1998              33.1             23.3            14,006            631,430                971
1997              31.0             21.4            13,776            522,373                994
1996              32.2             21.4            11,694            485,772                955

(1) Year end shareholders' equity divided by actual shares outstanding at the end of each year.

(2)  Net income divided by average shareholders' equity.

(3)  Net income divided by average total assets.

     The information in the preceding tables has been adjusted, where necessary, to reflect stock dividends and splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     SALES REVENUE

     Consolidated sales revenue for the year ended December 31, 2000, was $314.8 million compared to $294.8 million in 1999, an increase of approximately 7 percent. Sales revenue decreased approximately 2 percent in 1999 compared to $301.7 million in 1998. The change in sales revenue is related to the number of independent Distributors and the growth of the Company's international operations.

     The Company distributes its products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 16,100, 14,500 and 14,000 at December 31, 2000, 1999 and 1998,
respectively. Active Distributors totaled approximately 589,000, 530,000 and 516,000 at December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the number of active Distributors increased 11 percent as compared to 1999. The Company anticipates the number of active Distributors to increase as the Company expands its existing, international operations, enters new markets and as current Distributors grow their businesses.

     Sales revenue related to the Company's domestic operations decreased approximately 6 percent in 2000 to $177.2 million compared to $188.8 million in 1999, and approximately 4 percent for 1999 compared to $195.7 million in 1998. The decrease in sales revenue is primarily the result of increased competition for Distributors as well as a decline in the growth of the supplement industry. Price increases of 1 percent in the Company's domestic market went into effect in both 2000 and 1999, and resulted in greater sales revenue for these years. A price increase of approximately 1 percent, primarily associated with increased raw material costs, is scheduled to become effective on April 1, 2001. Management believes this price increase in its domestic market will be acceptable to its sales force and will result in increased sales revenue.

     International sales revenue increased to $137.6 million in 2000 compared to $106.0 million in both 1999 and 1998, an increase of 30 percent. Sales revenue in the Company's Asian and Latin American segment increased approximately 104 percent and 13 percent, respectively. South Korea represented approximately 20 percent of international sales revenue for 2000. Price increases are planned in various international markets to adjust for foreign currency devaluations and increases in the cost of finished products. Management believes the price increases will be acceptable to its sales force and will result in increased sales. Further information related to the Company's domestic and international segments is set forth in Note 13 of Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

     COSTS AND EXPENSES

     The Company's costs and expenses, which include cost of goods sold, volume incentives, and selling, general and administrative, are identified as a percentage of sales in the table below:

Year ended December 31         2000          1999          1998
                               ----          ----          ----
Cost of goods sold             17.6%         17.3%         17.3%
Volume incentives              44.3          44.9          45.2
Selling, general and
   administrative              29.6          28.6          25.5
                               ----          ----          ----
                               91.5%         90.8%         88.0%
                               ====          ====          ====

     COST OF GOODS SOLD

     Cost of goods sold as a percent of sales increased in 2000 as compared to 1999 and 1998, primarily as a result of the increase in international sales revenue where cost of goods sold was slightly higher than in the Company's domestic operations.

     Management believes that cost of goods sold as a percent of sales will increase slightly during 2001 as compared to 2000 due to the growth of the Company's international operations. Expansion of the Company's manufacturing facility will be completed in early 2002 and will not have an impact on cost of goods sold during 2001.

     VOLUME INCENTIVES

     Volume incentives are a significant part of the Company's direct sales marketing program and represent payments made to its independent Distributors. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume incentives as a percent of sales decreased slightly during 2000 as compared to 1999 and 1998, primarily as a result of the increase in international sales revenue where volume incentives are slightly lower than in the Company's domestic operation.

     Management expects volume incentives as a percent of sales to decrease slightly during 2001 as compared to 2000 due to the growth of the Company's international operations.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative increased $9.0 million in 2000 as compared to 1999, and $7.4 million in 1999 compared to 1998, primarily as the result of continued expansion in the Company's international operations. Selling, general and administrative as a percent of sales increased in 2000 as compared to 1999 and 1998. This category includes costs for research and development, distribution as well as incentive programs such as the Company's conventions.

     Management believes that selling, general and administrative as a percent of sales will decrease slightly during 2001 as compared to 2000 due to cost-control measures effected in the Company's domestic operations.

     INCOME TAXES

     The Company's effective income tax rate was 38.6, 38.6 and 39.3 percent for 2000, 1999 and 1998, respectively. The decrease in the effective income tax rate in 2000 and 1999 was primarily due to the utilization of net operating losses of a foreign subsidiary, which had not been previously realized. The Company expects its effective income tax rate to decrease slightly during 2001 as a result of the utilization of net operating losses in several of its international operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are its cash and cash equivalents and cash generated from operations. At December 31, 2000, cash and cash equivalents increased approximately $10.4 million as compared to December 31, 1999. Cash provided by operating activities was approximately $29.1 million in 2000 compared to approximately $17.6 million in 1999. The increase was primarily due to a decrease in inventories and increases in accrued liabilities.

     During 2000, the Company purchased approximately 719,000 shares of its common stock for $5.5 million. The Company purchased approximately $5.0 million of property, plant and equipment and approximately $1.4 million of other long-term assets. The majority of these purchases was associated with the Company's international expansion. Additionally, the Company paid approximately $2.2 million in cash dividends during 2000. Management believes the Company's stock is an attractive investment and, pursuant to its 1,000,000-share buyback program announced in February 2001, may utilize some of its available cash to purchase shares as market conditions warrant.

     On October 31, 2000, the Company used cash of approximately $4.8 million to purchase certain assets of Synergy. Further information related to the purchase of certain assets of Synergy is set forth in Note 2 of Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

     Management believes that working capital requirements can be met through the Company's available cash and cash equivalents and cash generated from operating activities for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for the Company's products could adversely affect the long-term liquidity of the Company. In the event of a significant decrease in cash provided by the Company's operating activities, it might be necessary for the Company to obtain external sources of funding. The Company does not currently maintain a credit facility or any other external sources of long-term funding; however, management believes that such funding could be obtained on competitive terms in the event additional sources of funds become necessary.

     On March 2, 2000, the Company announced its plans to complete the manufacturing, research and development and quality assurance areas of its recent expansion. Management expects the project will cost approximately $14.0 million of which $1.4 million had been paid as of December 31, 2000. Construction began during the fourth quarter of 2000, and the expansion should be completed in early 2002.

     FORWARD-LOOKING INFORMATION

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other items of this Form 10-K may contain forward-looking statements. Such forward- looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate but not be limited to projections of revenues, costs and expenses, income or loss, capital expenditures, the expected development schedule of existing real estate projects, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company conducts its business in several countries and intends to continue to expand its foreign operations. Sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, the Company's operations are exposed to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

     FOREIGN CURRENCY RISK

     During the year ended December 31, 2000, approximately 45 percent of the Company's revenue and expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, and all revenue and expenses are translated at average exchange rates for the periods reported. Therefore, the Company's reported sales and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on the Company's future business, product pricing, results of operations or financial condition. Changes in currency exchange rates affect the relative prices at which the Company sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange rate fluctuations on the Company's operating results. The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

     The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which sales revenue exceeded $10.0 million during any of the years presented.

Year ended December 31           2000            1999            1998
                               -------         -------         -------
Brazil                             1.8             1.8             1.2
Japan                            107.8           113.0           129.8
Mexico                             9.4             9.5             9.1
South Korea                    1,129.9         1,186.2         1,379.8
Venezuela                        679.3           605.3           548.4

     INTEREST RATE RISK

     The primary objective of the Company's investment activities to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by purchasing in investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of marketable securities. At December 31, 2000, the Company had investments of $13.8 million of which $8.5 million were held as municipal obligations and carry fixed interest rates. Approximately $8.3 million mature between one and five years and carry a weighted average interest rate of 5.4 percent. A hypothetical 1 percent change in interest rates would not have had a material effect on the Company's liquidity, financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Nature's Sunshine Products, Inc.:

We have audited the accompanying consolidated balance sheets of Nature's Sunshine Products, Inc. (a Utah corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Nature's Sunshine Korea, Ltd., Nature's Sunshine Products N.S.P. de Venezuela, C.A., and Nature's Sunshine, Japan Co., Ltd., wholly owned subsidiaries, as of December 31, 2000 and for the year then ended. Those statements collectively reflect 17 percent of both total consolidated assets and total consolidated revenues. The statements of Nature's Sunshine Korea, Ltd., Nature's Sunshine Products N.S.P. de Venezuela, C.A., and Nature's Sunshine, Japan Co., Ltd. were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for those entities, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the auditors described above provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Nature's Sunshine Products, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 6, 2001

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION

Year Ended December 31                                          2000            1999            1998
                                                              ---------       ---------       ---------
Sales Revenue                                                 $ 314,820       $ 294,779       $ 301,665
                                                              ---------       ---------       ---------
Costs and Expenses:
        Cost of goods sold                                       55,448          51,138          52,191
        Volume incentives                                       139,441         132,268         136,490
        Selling, general and administrative                      93,303          84,263          76,917
                                                              ---------       ---------       ---------
                                                                288,192         267,669         265,598
                                                              ---------       ---------       ---------
Operating Income                                                 26,628          27,110          36,067
                                                              ---------       ---------       ---------
Other Income (Expense):
        Interest and other income                                 1,935           2,585           2,095
        Interest expense                                            (20)            (39)            (48)
        Foreign exchange loss                                      (623)           (665)            (78)
        Minority interest                                            --              --             337
                                                              ---------       ---------       ---------
                                                                  1,292           1,881           2,306
                                                              ---------       ---------       ---------
Income Before Provision for Income Taxes                         27,920          28,991          38,373
Provision for Income Taxes                                       10,789          11,195          15,095
                                                              ---------       ---------       ---------
Net Income                                                       17,131          17,796          23,278
                                                              ---------       ---------       ---------
Other Comprehensive Loss, net of tax:
        Foreign currency translation adjustments                 (1,962)         (2,736)         (1,722)
        Unrealized gain (loss) on marketable securities             (23)            109             (14)
        Realized gains on marketable securities included
             in net income                                         (111)           (136)            (38)
                                                              ---------       ---------       ---------
                                                                 (2,096)         (2,763)         (1,774)
                                                              ---------       ---------       ---------
Comprehensive Income                                          $  15,035       $  15,033       $  21,504
                                                              =========       =========       =========
Basic Net Income Per Common Share                             $    1.02       $    1.01       $    1.27
                                                              =========       =========       =========
Diluted Net Income Per Common Share                           $    1.02       $    1.00       $    1.25
                                                              =========       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AMOUNTS IN THOUSANDS

As of December 31                                                            2000             1999
                                                                           ---------       ---------
ASSETS
Current Assets:
        Cash and cash equivalents                                          $  28,803       $  18,433
        Accounts receivable, net of allowance for doubtful
               accounts of $1,208 and $1,291, respectively                     7,326           7,090
        Inventories                                                           26,043          26,660
        Deferred income tax assets                                             2,174           2,565
        Prepaid expenses and other                                             8,631           8,575
                                                                           ---------       ---------
        Total current assets                                                  72,977          63,323
Property, plant and equipment, net                                            25,293          25,193
Long-term investments                                                         10,715          12,368
Intangible and other assets, net                                               9,462           6,551
                                                                           ---------       ---------
                                                                           $ 118,447       $ 107,435
                                                                           =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Line of credit                                                     $     385       $   1,018
        Accounts payable                                                       4,961           5,279
        Accrued volume incentives                                              9,807          10,685
        Accrued liabilities                                                   12,060           8,479
        Income taxes payable                                                   2,194           2,268
                                                                           ---------       ---------
        Total current liabilities                                             29,407          27,729
                                                                           ---------       ---------
Long-Term Liabilities:
        Deferred income tax liabilities                                        2,814           1,116
        Deferred compensation                                                  1,342           1,053
                                                                           ---------       ---------
        Total long-term liabilities                                            4,156           2,169
                                                                           ---------       ---------
Commitments and Contingencies (Notes 10 and 12)
Shareholders' Equity:
        Common stock, no par value; 20,000 shares authorized,
               19,446 shares issued                                           37,435          37,659
        Retained earnings                                                    102,347          87,463
        Treasury stock, at cost, 3,020 and 2,318 shares, respectively        (43,391)        (38,174)
        Accumulated other comprehensive loss                                 (11,507)         (9,411)
                                                                           ---------       ---------
        Total shareholders' equity                                            84,884          77,537
                                                                           ---------       ---------
                                                                           $ 118,447       $ 107,435
                                                                           =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

Year Ended December 31                                          2000            1999            1998
                                                              ---------       ---------       ---------
Common Stock:
        Balance at beginning of year                          $  37,659       $  37,528       $  37,896
        Tax benefit related to exercise of stock options             36              --             809
        Issuance of stock options                                    --             132              --
        Issuance of 17, 0 and 161 shares of
               treasury stock, respectively                        (260)             (1)         (1,177)
                                                              ---------       ---------       ---------
        Balance at end of year                                   37,435          37,659          37,528
                                                              ---------       ---------       ---------
Retained Earnings:
        Balance at beginning of year                             87,463          72,013          51,190
        Net income                                               17,131          17,796          23,278
        Cash dividends                                           (2,247)         (2,346)         (2,455)
                                                              ---------       ---------       ---------
        Balance at end of year                                  102,347          87,463          72,013
                                                              ---------       ---------       ---------
Treasury Stock:
        Balance at beginning of year                            (38,174)        (28,926)        (17,278)
        Purchase of 719, 897 and 721 shares
               of common stock, respectively                     (5,509)         (9,249)        (14,306)
        Issuance of 17, 0 and 161 shares of
               treasury stock, respectively                         292               1           2,658
                                                              ---------       ---------       ---------
        Balance at end of year                                  (43,391)        (38,174)        (28,926)
                                                              ---------       ---------       ---------
Receivables From Related Parties:
        Balance at beginning of year                                 --              --             (77)
        Reductions                                                   --              --              77
                                                              ---------       ---------       ---------
        Balance at end of year                                       --              --              --
                                                              ---------       ---------       ---------
Accumulated Other Comprehensive Loss:
        Balance at beginning of year                             (9,411)         (6,648)         (4,874)
        Other comprehensive loss                                 (2,096)         (2,763)         (1,774)
                                                              ---------       ---------       ---------
        Balance at end of year                                  (11,507)         (9,411)         (6,648)
                                                              ---------       ---------       ---------
Total Shareholders' Equity                                    $  84,884       $  77,537       $  73,967
                                                              =========       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS
Increase (Decrease) in Cash and Cash Equivalents

Year Ended December 31                                                         2000           1999           1998
                                                                             --------       --------       --------
Cash Flows from Operating Activities:
    Net income                                                               $ 17,131       $ 17,796       $ 23,278
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Increase (Decrease) in allowance for doubtful accounts                 (83)           472            229
           Depreciation and amortization                                        6,926          6,060          4,812
           Tax benefit from stock option exercise                                  36             --            809
           Loss (Gain) on sale of property and equipment                          110             68            (75)
           Deferred income taxes                                                2,089         (1,046)           321
           Deferred compensation                                                  290            794            259
           Changes in assets and liabilities, net of effects
             of acquisition:
               Accounts receivable                                               (153)         2,377         (2,704)
               Inventories                                                      2,291         (4,166)        (2,939)
               Prepaid expenses and other assets                                 (683)        (3,848)         2,533
               Accounts payable                                                  (318)           876           (691)
               Accrued volume incentives                                         (878)         1,047            107
               Accrued liabilities                                              3,581             89          1,168
               Income taxes payable                                               (74)        (1,011)           333
               Cumulative currency translation adjustments                     (1,119)        (1,943)        (1,074)
                                                                             --------       --------       --------
                    Net cash provided by operating activities                  29,146         17,565         26,366
                                                                             --------       --------       --------
Cash Flows from Investing Activities:
    Cash paid for acquisition                                                  (4,824)            --             --
    Capital expenditures                                                       (5,005)        (4,459)        (6,473)
    Proceeds from (Purchase of) investments, net                                1,519           (720)        (8,260)
    Payments received (advances) on long-term receivables                          23           (229)           305
    Purchase of other assets                                                   (1,357)        (2,811)          (861)
    Proceeds from sale of property and equipment                                   72             86            153
    Minority interest elimination                                                  --             --           (337)
                                                                             --------       --------       --------
                    Net cash used in investing activities                      (9,572)        (8,133)       (15,473)
                                                                             --------       --------       --------
Cash Flows from Financing Activities:
    Payments of cash dividends                                                 (2,247)        (2,346)        (2,455)
    Purchase of treasury stock                                                 (5,509)        (9,249)       (14,306)
    Repayments of short-term debt                                                (634)          (710)          (678)
    Proceeds from exercise of stock options                                        29             --          1,481
                                                                             --------       --------       --------
                    Net cash used in financing activities                      (8,361)       (12,305)       (15,958)
                                                                             --------       --------       --------
Effect of Exchange Rates on Cash and Cash Equivalents                            (843)          (793)          (649)
                                                                             --------       --------       --------
Net Increase (Decrease) in Cash and Cash Equivalents                           10,370         (3,666)        (5,714)
Cash and Cash Equivalents at Beginning of Year                                 18,433         22,099         27,813
                                                                             --------       --------       --------
Cash and Cash Equivalents at End of Year                                     $ 28,803       $ 18,433       $ 22,099
                                                                             --------       --------       --------

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
AMOUNTS IN THOUSANDS

Year Ended December 31                                                         2000           1999           1998
                                                                             --------       --------       --------
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                               $  9,668       $ 13,682       $ 14,209
    Cash paid for interest                                                         20             37             48
                                                                             --------       --------       --------
Supplemental disclosure of non-cash investing and financing activities:
    Acquisition of minority interest                                         $     --       $  1,131       $     --
    Issuance of stock options                                                      --            132             --
                                                                             --------       --------       --------

The accompanying notes are an integral part of these consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION

NOTE 1: OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     Nature's Sunshine Products, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company") are primarily engaged in the manufacturing and marketing of herbal products, vitamin and mineral supplements, personal care and homeopathic products. The Company sells its products to a sales force of independent Distributors who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company's major product groups are subject to regulation by one or more governmental agencies.

     The Company markets its products in the United States, South Korea, Brazil, Mexico, Venezuela, Japan, Canada, Central America, Colombia, the Russian Federation, the United Kingdom, Argentina, Peru, Ecuador, Chile and Israel. The Company also exports its products to several other countries, including Australia, Malaysia, New Zealand and Norway.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts and transactions of Nature's Sunshine Products, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

     During 1998, the Company's subsidiary in Japan was majority- owned. During 1999, the Company forgave receivables due from the minority shareholders totaling $1,131 in exchange for their minority interest. At December 31, 2000 and 1999, all of the Company's subsidiaries were wholly owned.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from these estimates.

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments to be cash equivalents, which generally include only investments with original maturities of three months or less.

     INVESTMENTS

     A substantial portion of the Company's investments are categorized as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income in shareholders' equity. The cost of the securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities are included in interest and other income.

     During 1998, the Company began purchasing investments classified as trading securities. The Company maintains its trading securities portfolio to generate returns that offset changes in certain liabilities related to the Company's deferred compensation arrangements (see Note 10). The trading securities portfolio consists of marketable securities, which are recorded at fair value. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

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

     INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. At December 31, 2000, management believes the Company had incurred no material impairments in the carrying value of its inventories, other than impairments for which a provision has been made.

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

     INTANGIBLE ASSETS

     Intangible assets include trademarks, customer lists and goodwill associated with the acquisition of Synergy Worldwide, Inc. ("Synergy") (see Note
2) and the acquisition of the minority interest of the Company's subsidiary in Japan. Goodwill is being amortized using the straight-line method over periods from five to ten years. Other intangibles are amortized using the straight-line method over their estimated useful lives ranging from three to five years. Amortization expense associated with intangible assets was $1,036, $499 and $108 in 2000, 1999 and 1998, respectively. Intangible assets, net of accumulated amortization, totaled $5,297 and $2,651 at December 31, 2000 and 1999, respectively. Accumulated amortization totaled $1,655 and $619 at December 31, 2000 and 1999, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The

Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. At December 31, 2000, the Company did not consider any of its long-lived assets impaired.

     TRANSLATION OF FOREIGN CURRENCIES

     The local currency of the international subsidiaries is used as the functional currency in translation, except for subsidiaries operating in highly inflationary economies. The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss.

     Countries considered having highly inflationary economies were Venezuela and Ecuador during 2000 and 1999; and Mexico, Venezuela and Ecuador during 1998. The functional currency in these highly inflationary economies is the U.S. dollar and transactions denominated in a local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments which are included in the consolidated statements of income.

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

     SELLING EXPENSES

     Independent Distributors may earn Company-paid attendance at conventions as well as other travel awards by achieving the required levels of product purchases within a specified qualification period. Convention costs and other travel expenses are accrued over the qualification period as they are earned. Accordingly, the Company has accrued convention costs of approximately $3,724 and $4,237 at December 31, 2000 and 1999, respectively.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and totaled $0, $1,441 and $117 in 2000, 1999 and 1998, respectively.

     RESEARCH AND DEVELOPMENT

     All research and development costs are expensed as incurred. Total research and development costs were approximately $1,830, $1,657 and $1,528 in 2000, 1999 and 1998, respectively.

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

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

                           Net Income          Shares        Per Share
                           (Numerator)     (Denominator)      Amount
                           -----------     -------------     ---------
December 31, 2000
Basic EPS                    $17,131          16,830         $   1.02
   Effect of options              --              45
                             -------          ------
Diluted EPS                  $17,131          16,875         $   1.02

December 31, 1999
Basic EPS                    $17,796          17,585         $   1.01
   Effect of options              --             160
                             -------          ------
Diluted EPS                  $17,796          17,745         $   1.00

December 31, 1998
Basic EPS                    $23,278          18,383         $   1.27
   Effect of options              --             256
                             -------          ------
Diluted EPS                  $23,278          18,639         $   1.25


     At December 31, 2000, 1999 and 1998, there were outstanding options to purchase 1,103, 557 and 87 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the year.

     RECLASSIFICATIONS

     Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the current year presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after a transition date to be selected by the Company of either December 31, 1997 or December 31, 1998. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of operations, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001 and does not expect the adoption to have a material effect on the Company's results of operations or financial position.

     Effective December 31, 2000, the Company adopted the FASB guidelines on revenue recognition pursuant to Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for shipping and Handling Fees and Costs" ("EITF 00-10"). Under EITF 00-10 guidelines, historical and future revenue relating to amounts billed to a customer for shipping and handling should be classified as revenue. Shipping and handling revenues of approximately $5,571, $5,590 and $5,613, have been reclassified as sales revenue for the years ended December 31, 2000, 1999 and 1998, respectively. The corresponding shipping and handling expenses are classified in selling, general and administrative for the years ended December 31, 2000, 1999 and 1998, and were approximately equivalent to the amounts reclassified as sales revenue.

     In July 2000, the EITF issued EITF No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option" ("EITF 00-15"), which requires companies to classify the income tax benefits related to employee exercises of nonqualified stock options as an operating activity in the statement of cash flows for both current and prior periods. Prior to the adoption of EITF 00-15 in the third quarter of 2000, the Company classified these amounts in financing activities in its consolidated statements of cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000 and its adoption has not had a material effect on the Company's results of operations or financial position.

NOTE 2: ACQUISITION OF SYNERGY WORLDWIDE, INC.

     On October 31, 2000, the Company acquired certain assets of Synergy, which is a direct marketing company involved in the distribution and sale of high quality nutritional, personal care and other products with an emphasis on the Asian markets. The total consideration paid in connection with this transaction was approximately $4,824 in cash. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net identifiable assets acquired was approximately $2,595. This amount was recorded as goodwill and is being amortized using the straight-line method over a period of 10 years.

NOTE 3: INVENTORIES

     The composition of inventories is as follows:

As of December 31      2000         1999
                     -------      -------
Raw materials        $ 6,400      $ 8,113
Work in process        1,345        1,608
Finished goods        18,298       16,939
                     -------      -------
                     $26,043      $26,660
                     =======      =======

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment is as follows:

As of December 31                                2000           1999
                                               --------       --------
Buildings and improvements                     $ 18,975       $ 17,936
Machinery and equipment                          13,758         12,633
Furniture and fixtures                           17,155         16,138
                                                 49,888         46,707
Accumulated depreciation and amortization       (25,864)       (22,844)
Land                                              1,269          1,330
                                               --------       --------
                                               $ 25,293       $ 25,193
                                               ========       ========

NOTE 5: INVESTMENTS

     The amortized cost and estimated market values of available-for- sale securities by balance sheet classification are as follows:

                                                            Gross           Gross
                                          Amortized       Unrealized      Unrealized         Market
As of December 31, 2000                      Cost           Gains           Losses           Value
                                          ---------       -----------     ----------       ---------
Cash equivalents:
        Municipal obligations               $ 4,408         $    --         $    --          $ 4,408
                                            -------         -------         -------          -------
Total cash equivalents                        4,408              --              --            4,408
                                            -------         -------         -------          -------
Long-term investments:
        Municipal obligations                 8,457              95             (50)           8,502
        Equity securities                       588             360             (77)             871
                                            -------         -------         -------          -------
Total long-term investments                   9,045             455            (127)           9,373
                                            -------         -------         -------          -------
Total available-for-sale securities         $13,453         $   455         $  (127)         $13,781
                                            =======         =======         =======          =======


                                                            Gross           Gross
                                          Amortized       Unrealized      Unrealized         Market
As of December 31, 1999                      Cost           Gains           Losses           Value
                                          ---------       -----------     ----------       ---------
Cash equivalents:
        Municipal obligations               $ 4,629         $    --         $    --          $ 4,629
                                            -------         -------         -------          -------
Total cash equivalents                        4,629              --              --            4,629
                                            -------         -------         -------          -------
Long-term investments:
        Municipal obligations                10,278              98            (292)          10,084
        Equity securities                       494             744              (7)           1,231
                                            -------         -------         -------          -------
Total long-term investments                  10,772             842            (299)          11,315
                                            -------         -------         -------          -------
Total available-for-sale securities         $15,401         $   842         $  (299)         $15,944
                                            =======         =======         =======          =======


     Contractual maturities of long-term debt securities at market value at December 31, 2000, are as follows:

Mature after one year through five years         $8,337
Mature after five years                             165
                                                 ------
Total long-term investments                      $8,502
                                                 ======

     During 2000, 1999 and 1998, the proceeds from the sales of available-for-sale securities were $1,786, $1,689 and $11,763, respectively. The gross realized gains on sales of available-for-sale securities were $159, $165 and $65 for each of the years ended December 31, 2000, 1999 and 1998, respectively. The gross realized losses on the sales of available-for-sale securities were $48 and $29 for the years ended December 31, 2000 and 1999, respectively.

     The Company's trading securities portfolio totaled $1,342 and $1,053 at December 31, 2000 and 1999, respectively, including gains of $43 and $176, respectively.

NOTE 6: LINE OF CREDIT

     The Company has an operating line of credit in Japan, which is payable in local currency to facilitate payment of operating expenses. The line of credit is unsecured and matures during 2001. The outstanding amounts relating to the line of credit at December 31, 2000 and 1999, were $385 and $1,018, respectively, with an interest rate of 2 percent at December 31, 2000. The weighted average amounts outstanding relating to this line of credit were $662 and $1,414 for 2000 and 1999, respectively.

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE LOSS

     The composition of accumulated other comprehensive loss, net of tax, is as follows:

                                                             Net Unrealized           Total
                                        Foreign Currency    Gains (Losses) On      Accumulated
                                          Translation       Available-For-Sale  Other Comprehensive
                                          Adjustments          Securities              Loss
                                        ----------------    ------------------  -------------------
Balance as of December 31, 1998            $ (7,012)            $    364             $ (6,648)
Period change                                (2,736)                 (27)              (2,763)
                                           --------             --------             --------
Balance as of December 31, 1999              (9,748)                 337               (9,411)
Period change                                (1,962)                (134)              (2,096)
                                           --------             --------             --------
Balance as of December 31, 2000            $(11,710)            $    203             $(11,507)
                                           ========             ========             ========

NOTE 8: INCOME TAXES

     The domestic and foreign components of income before provision for income taxes are as follows:

Year Ended December 31    2000            1999            1998
                        -------         -------         -------
Domestic                $17,227         $26,751         $30,569
Foreign                  10,693           2,240           7,804
                        -------         -------         -------
Total                   $27,920         $28,991         $38,373
                        =======         =======         =======

     The provision (benefit) for income taxes consists of the following:

Year Ended December 31                     2000              1999              1998
                                         --------          --------          --------
Current:
        Federal                          $  4,913          $  8,778          $  9,574
        State                               1,324             1,638             1,858
        Foreign                             2,463             2,031             3,342
                                         --------          --------          --------
                                            8,700            12,447            14,774
                                         --------          --------          --------
Deferred:
        Federal                             1,169              (889)              209
        State                                 415              (163)               42
        Foreign                               505              (200)               70
                                         --------          --------          --------
                                            2,089            (1,252)              321
                                         --------          --------          --------
Total provision for income taxes         $ 10,789          $ 11,195          $ 15,095
                                         ========          ========          ========

     The income tax benefit associated with the nonqualified stock option plan decreased the income tax payable by $36, $0 and $809 in 2000, 1999 and 1998, respectively. These benefits were recorded as an increase to common stock.

     The provision for income taxes as a percentage of income before provision for income taxes differs from the statutory Federal income tax rate due to the following:

Year Ended December 31                         2000           1999           1998
                                               ----           ----           ----
Statutory Federal income tax rate              35.0%          35.0%          35.0%
State income taxes, net of Federal
  income tax benefit                            2.9            3.4            3.1
Foreign and other tax credits                 (10.8)          (4.3)          (5.6)
Net effect of foreign subsidiaries'
  tax attributes                               10.4            6.3            7.1
Other                                           1.1           (1.8)          (0.3)
                                               ----           ----           ----
Effective income tax rate                      38.6%          38.6%          39.3%
                                               ====           ====           ====

     The significant components of the deferred income tax assets and liabilities are as follows:

Year Ended December 31                                 2000             1999
                                                     -------          -------
Deferred income tax assets:
  Inventory                                          $   397          $   254
  Accrued liabilities                                  1,125            1,049
  State income taxes                                     464              615
  Foreign tax credits                                    126              126
  Deferred compensation                                  518              406
  Amortization of intangibles                            359              137
  Bad debts                                              152              260
  Other                                                  892              262
                                                     -------          -------
Total deferred income tax assets                       4,033            3,109
                                                     =======          =======
Deferred tax liabilities:
  Accelerated depreciation                            (3,550)          (1,386)
  Unrealized gain on investments                        (141)            (274)
  Prepaid expenses                                      (560)              --
  Other                                                 (422)              --
                                                     -------          -------
Total deferred income tax liabilities                 (4,673)          (1,660)
                                                     -------          -------
Net deferred income tax assets (liabilities)         $  (640)         $ 1,449
                                                     =======          =======

     Although realization of the net deferred tax assets is not assured, management believes it is more likely than not that all of the net deferred income tax assets will be realized. The amount of net deferred tax assets considered realizable could be reduced based on changing conditions.

     As of December 31, 2000, the Company has available net operating losses from its foreign subsidiaries for foreign income tax purposes and financial reporting purposes of approximately $10,600. The tax net operating losses will expire in 2001 through 2005. Certain of these net operating losses may be limited by the extent of foreign taxable income in future years. Due to the uncertainty regarding the utilization of these net operating loss carry-forwards, management has provided valuation allowances equal to the amount of the deferred income tax assets related to the net operating loss carry-forwards of the foreign subsidiaries.

NOTE 9: CAPITAL TRANSACTIONS

     TREASURY STOCK

     During 2000, 1999 and 1998, the Company repurchased 719, 897 and 721 shares of common stock for a total of $5,509, $9,249 and $14,306, respectively. In October 1999, the Board of Directors approved the repurchase of up to 1,000 shares of the Company's common stock. As of December 31, 2000, approximately 839 shares had been repurchased under this approval. Subsequent to December 31, 2000, the Company repurchased the remaining 161 shares. On February 6, 2001, the Board of Directors authorized the repurchase of an additional 1,000 shares of its common stock.

     STOCK OPTIONS

     The Company maintains a stock option plan, which provides for the granting or awarding of certain nonqualified stock options to officers, directors and employees. The term, not to exceed 10 years, and the vesting and exercise period of each stock option awarded under the plan are determined by the Company's Board of Directors. Such grants have been made at the fair market value of the stock at the date of grant. At December 31, 2000, the Company had approximately 729 shares available to be granted under the plan. At December 31, 2000, the Company had reserved approximately 3,020 treasury shares to accommodate the exercise of outstanding options.

     Stock option activity for 2000, 1999 and 1998 consisted of the following:

                                                               Weighted Average
                                                Number of       Exercise Price
                                                  Shares           Per Share
                                                ---------      ----------------
Options outstanding at December 31, 1997          1,233          $   13.26
        Issued                                       83              18.32
        Forfeited or canceled                       (27)             15.83
        Exercised                                  (160)              9.15
                                                  -----
Options outstanding at December 31, 1998          1,129              14.15
        Issued                                    2,945               8.42
        Forfeited or canceled                      (667)             18.15
        Exercised                                    --              --
                                                  -----
Options outstanding at December 31, 1999          3,407               8.65
        Issued                                      175               8.63
        Forfeited or canceled                       (68)              8.99
        Exercised                                   (16)              1.79
                                                  -----
Options outstanding at December 31, 2000          3,498               8.67
                                                  =====

     Shares related to the exercise of stock options were issued from treasury stock during 2000 and 1998. Options for 1,216, 452 and 908 shares of common stock with weighted average exercise prices of $8.08, $8.14 and $12.91, were exercisable on December 31, 2000, 1999 and 1998, respectively.

     The following table summarizes information about options outstanding and options exercisable at December 31, 2000.

                                  Options Outstanding                            Options Exercisable
                    -------------------------------------------------      -----------------------------
    Range of                         Weighted-Avg.      Weighted-Avg.                      Weighted-Avg.
  Option Prices        Shares          Remaining       Exercise Price        Shares       Exercise Price
    Per Share       Outstanding    Contractual Life       Per Share        Exercisable       Per Share
----------------    -----------    ----------------    --------------      -----------    --------------
 $4.03 to $9.56        2,860           4.9 years           $  7.77            1,154          $  7.60
$10.00 to $16.88         623           8.8 years             12.51               48            15.92
$20.00 to $22.25          15           5.0 years             20.38               15            20.38
                       -----                                                  -----
 $4.03 to $22.25       3,498           5.6 years              8.67            1,217             8.08
                       =====                                                  =====

     The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income for the years ended December 31, 2000, 1999 and 1998. Had compensation costs been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following proforma amounts:

Year ended December 31                               2000               1999               1998
                                                  ----------         ----------         ----------
Net Income                    As reported         $   17,131         $   17,796         $   23,278
                              Proforma                14,579             15,612             22,613

Basic Earnings Per Share      As reported         $     1.02         $     1.01         $     1.27
                              Proforma                   .87                .89               1.23

Diluted Earnings Per Share    As reported         $     1.02         $     1.00         $     1.25
                              Proforma                   .86                .88               1.21

     The weighted average fair value of options granted was $8.63, $8.42 and $10.30 for 2000, 1999 and 1998, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted- average assumptions used for grants: risk-free interest rate of 6.5 percent with expected lives of six years in 2000, and seven years in 1999 and 1998; expected dividend yield of approximately 1.5,
1.5 and 0.6 percent in 2000, 1999 and 1998, respectively; and expected volatility of 46, 63 and 49 percent in 2000, 1999 and 1998, respectively. The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change, the estimated fair value amounts could be significantly different.

NOTE 10: EMPLOYEE BENEFIT PLANS

     DEFERRED COMPENSATION PLANS

     The Company sponsors a qualified deferred compensation plan, which qualifies under Section 401(k) of the Internal Revenue Code. The Company contributes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee's compensation. The Company's contributions to the plan vest after a period of four years. During 2000, 1999 and 1998, the Company contributed to the plan approximately $623, $640 and $545, respectively.

     During 1998, the Company established a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant's share of employment taxes). The deferrals become an obligation owed to the participant by the Company under the plan. At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return on the funds selected by the participant under rules established in the plan. The plan is not qualified under
Section 401 of the Internal Revenue Code. Upon separation of the participant from the service of the Company, the obligation owed to the participant under the plan will be paid over a period of either three or five years (and will continue to be adjusted by the applicable investment return during the period of pay-out.) At December 31, 2000 and 1999, the amounts payable under the plan are valued at the fair market value of the related assets and total $1,342 and $1,053, respectively.

     MANAGEMENT AND EMPLOYEE BONUS PLAN

     The Company has a bonus plan that provides for participants to receive payments based upon the achievement of specified annual increases in revenue and operating income as set by the Board of Directors. The expense related to the bonus plan was approximately $2,065, $160 and $1,239 for 2000, 1999 and 1998, respectively, and was included in accrued liabilities at year end. All domestic employees as well as key international employees participate in the bonus plan.

NOTE 11: RELATED-PARTY TRANSACTION

     During 1999, as part of the Company's marketing efforts, the Company spent approximately $410 for the services of an outside advertising agency. The president and chief executive officer of the advertising agency is a relative of an executive officer and director of the Company.


NOTE 12: COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment used in its operations. The Company incurred expenses of approximately $3,640, $3,123 and $2,865 in connection with operating leases during 2000, 1999 and 1998, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2000, were as follows:

 Year Ending December 31
      2001                                   $  3,213
      2002                                      2,728
      2003                                      2,168
      2004                                      1,892
      2005                                      1,113
      Thereafter                                  439
                                              -------
                                              $11,553
                                              =======

     The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with legal counsel, believes that any liability as a result of these matters will not have a material adverse effect upon the Company's results of operations or financial position.

NOTE 13: OPERATING SEGMENT AND INTERNATIONAL OPERATION INFORMATION

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

     Operating segment information for the years ended December 31, 2000, 1999 and 1998 is as follows:

Year Ended December 31                               2000              1999               1998
                                                   ---------         ---------          ---------
Sales Revenue:
  Domestic                                         $ 177,228         $ 188,786          $ 195,736
  International:
     Latin America                                    79,089            69,805             80,798
     Asia Pacific                                     39,659            19,406             10,581
     Other                                            18,844            16,782             14,550
                                                   ---------         ---------          ---------
                                                     314,820           294,779            301,665
                                                   ---------         ---------          ---------
Operating Expenses:
  Domestic                                           156,845           163,942            166,373
  International:
     Latin America                                    76,094            67,332             72,508
     Asia Pacific                                     37,086            20,941             13,172
     Other                                            18,167            15,454             13,545
                                                   ---------         ---------          ---------
                                                     288,192           267,669            265,598
                                                   ---------         ---------          ---------
Operating Income (Loss):
  Domestic                                            20,383            24,844             29,363
  International:
     Latin America                                     2,995             2,473              8,290
     Asia Pacific                                      2,573            (1,535)            (2,591)
     Other                                               677             1,328              1,005
                                                   ---------         ---------          ---------
                                                      26,628            27,110             36,067
                                                   ---------         ---------          ---------
Unallocated Amounts
  Other Income                                         1,292             1,881              2,306
                                                   ---------         ---------          ---------
Income  Before  Provision for Income Taxes         $  27,920         $  28,991          $  38,373
                                                   =========         =========          =========

Year Ended December 31                               2000              1999               1998
                                                   ---------         ---------          ---------
Capital Expenditures:
  Domestic                                         $   3,205         $   2,699          $   5,880
  International:
     Latin America                                       903               830                477
     Asia Pacific                                        573               770                 76
     Other                                               324               160                 40
                                                   ---------         ---------          ---------
                                                   $   5,005         $   4,459          $   6,473
                                                   =========         =========          =========

Year Ended December 31                               2000              1999               1998
                                                   ---------         ---------          ---------
Depreciation and Amortization:
  Domestic                                         $   4,513         $   4,084          $   3,439
  International:
     Latin America                                     1,594             1,453              1,169
     Asia Pacific                                        642               416                138
     Other                                               177               107                 66
                                                   ---------         ---------          ---------
                                                   $   6,926         $   6,060          $   4,812
                                                   =========         =========          =========

     Revenues by classes of principal product lines for the years ended December 31, 2000, 1999 and 1998 are as follows:

Year Ended December 31                               2000              1999               1998
                                                   ---------         ---------          ---------
Sales Revenue by Product Lines:
  Herbal Products                                  $ 217,202         $ 188,816          $ 198,355
  Vitamins and Mineral Supplements                    71,680            75,190             68,092
  Personal Care Products                               7,511             7,488              8,882
  Homeopathic                                          2,163             2,483              2,961
  Other                                               16,264            20,802             23,375
                                                   ---------         ---------          ---------
                                                   $ 314,820         $ 294,779          $ 301,665
                                                   =========         =========          =========

     Individual countries which comprise 10 percent or more of consolidated sales revenue for the years ended December 31, 2000, 1999 and 1998 are as follows:

Year Ended December 31                               2000              1999               1998
                                                   ---------         ---------          ---------
Sales Revenue:
  United States                                    $ 177,228         $ 188,786          $ 195,736
  International:
     Brazil                                           22,090            21,673             30,289
     Other                                           115,502            84,320             75,640
                                                   ---------         ---------          ---------
                                                   $ 314,820         $ 294,779          $ 301,665
                                                   =========         =========          =========

     Individual countries which comprise 10 percent or more of consolidated sales revenue for the years ended December 31, 2000, 1999 and 1998 are as follows:

Year Ended December 31                               2000              1999               1998
                                                   ---------         ---------          ---------
Long-Lived Assets:
  United States                                    $  19,492         $  20,422          $  19,349
  International:
     Mexico                                            3,084             3,094              3,085
     Other                                             8,014             4,196              4,012
                                                   ---------         ---------          ---------
                                                   $  30,590         $  27,712          $  26,446
                                                   =========         =========          =========

As of December 31            2000             1999
                           --------         --------
Assets:
  Domestic                 $ 66,232         $ 66,372
  International:
     Latin America           29,434           29,343
     Asia Pacific            17,858            8,670
     Other                    4,923            3,050
                           --------         --------
Total Assets               $118,447         $107,435
                           ========         ========

NOTE 14: SUMMARY OF QUARTERLY OPERATIONS -- UNAUDITED

                                                                                      Income                   Basic     Diluted
                                                  Selling,                            Before                    Net         Net
                Sales      Cost of     Volume     General    Operating     Other      Income         Net       Income      Income
2000           Revenue   Goods Sold  Incentives  and Admin.    Income      Income      Taxes       Income    Per Share   Per Share
              --------   ----------  ----------  ----------  ---------    --------    --------    --------   ---------   ---------
First Qtr     $ 81,426    $ 14,365    $ 36,567    $ 23,559    $  6,935    $    404    $  7,339    $  4,496   $ 0.26      $  0.26
Second Qtr      79,689      13,797      35,325      22,869       7,698         357       8,055       4,891     0.29         0.29
Third Qtr       77,145      13,696      33,940      22,186       7,323          20       7,343       4,472     0.27         0.27
Fourth Qtr      76,560      13,590      33,609      24,689       4,672         511       5,183       3,272     0.20         0.20
              --------    --------    --------    --------    --------    --------    --------    --------   ------      -------
              $314,820    $ 55,448    $139,441    $ 93,303    $ 26,628    $  1,292    $ 27,920    $ 17,131   $ 1.02      $  1.02
              ========    ========    ========    ========    ========    ========    ========    ========   ======      =======
1999
First Qtr     $ 73,589    $ 12,857    $ 33,123    $ 19,950    $  7,659    $    597    $  8,256    $  4,990   $ 0.28      $  0.28
Second Qtr      73,071      12,284      32,764      20,642       7,381         545       7,926       4,796     0.27         0.27
Third Qtr       74,629      13,151      33,275      22,011       6,192         304       6,496       4,128     0.24         0.24
Fourth Qtr      73,490      12,846      33,106      21,660       5,878         435       6,313       3,882     0.23         0.23
              --------    --------    --------    --------    --------    --------    --------    --------   ------      -------
              $294,779    $ 51,138    $132,268    $ 84,263    $ 27,110    $  1,881    $ 28,991    $ 17,796   $ 1.01      $  1.00
              ========    ========    ========    ========    ========    ========    ========    ========   ======      =======

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2000, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2000, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2000, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2000, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)    LIST OF FINANCIAL STATEMENTS

               The following are filed as part of this Report:

               Report of Independent Public Accountants

               Consolidated statements of income and comprehensive income for the years ended December 31, 2000, 1999 and 1998.

               Consolidated balance sheets as of December 31, 2000 and 1999.

               Consolidated statements of shareholders' equity for the years ended December 31, 2000, 1999 and 1998.

               Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998.

               Notes to Consolidated Financial Statements

     (a)(2)    LIST OF FINANCIAL STATEMENT SCHEDULES

               Report of Independent Public Accountants on Consolidated Financial Statement Schedule.

               Schedule II - Valuation and Qualifying Accounts.

               Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained in this Report.

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

10.3(4) -   1995 Stock Option Plan

10.4(4) -   Form of Stock Option Agreement (1995 Stock Option Plan)

10.5(5) -   1998 Employee Incentive Compensation Plan

10.6(6) -   Supplemental Elective Deferral Plan

10.7(6) -   Executive Loan Program

21      -   List of Subsidiaries of Registrant

23.1    -   Consent of Arthur Andersen LLP

23.2    -   Report of Kinoshita CPA Office

23.3    -   Consent of Kinoshita CPA Office

23.4    -   Report of Lara Marambio, Fernandez Machado & Asociados

23.5    -   Consent of Lara Marambio, Fernandez Machado & Asociados

23.6    -   Report of Daesung Accounting Corporation

23.7    -   Consent of Daesung Accounting Corporation

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

     (b)  REPORTS ON FORM 8-K

          The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2000.

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

                                        Nature's Sunshine Products, Inc.
                                        (Registrant)

Date: March 20, 2001                    By: /s/ Daniel P. Howells
                                            -----------------------------------
                                            Daniel P. Howells, President,
                                            C.E.O. and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                   Title                             Date
        ---------                   -----                             ----

/s/ Daniel P. Howells     President, Chief Executive              March 20, 2001
----------------------    Officer and Director
Daniel P. Howells


/s/ Craig D. Huff        Vice President of Finance, Treasurer,    March 20, 2001
----------------------   Chief Financial Officer,
Craig D. Huff            Chief Accounting Officer


/s/ Douglas Faggioli     Chief Operating Officer                  March 20, 2001
----------------------   and Director
Douglas Faggioli


/s/ Kristine F. Hughes   Chairman of the Board and Director       March 20, 2001
----------------------
Kristine F. Hughes


/s/ Eugene L. Hughes     Vice President and Director              March 20, 2001
----------------------
Eugene L. Hughes


/s/ Pauline T. Hughes    Director                                 March 20, 2001
----------------------
Pauline T. Hughes


/s/ Richard Hinckley     Director                                 March 20, 2001
----------------------
Richard Hinckley

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To Nature's Sunshine Products, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Nature's Sunshine Products, Inc. and subsidiaries appearing in Item 8 in this Annual Report on Form 10-K, and have issued our report thereon dated February 6, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 6, 2001

                        NATURE'S SUNSHINE PRODUCTS, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                         (Dollar Amounts in Thousands)

                                   Balance at                                                   Balance at
                                   Beginning                       Amounts        Amounts        End of
Description                         of Year       Provisions     Written Off     Recovered        Year
                                   ----------     ----------     -----------     ---------      ----------
Year ended December 31, 2000

  Allowance for doubtful
     accounts receivable             $1,291         $  206         $ (293)         $    4         $1,208

  Allowance for obsolete
     inventory                          422          1,232           (499)             --          1,155

  Allowance for notes
     receivable                          14             --             --              --             14


Year ended December 31, 1999

  Allowance for doubtful
     accounts receivable             $  819         $  625         $ (157)         $    4         $1,291

  Allowance for obsolete
     inventory                          627            506           (711)             --            422

  Allowance for notes
     receivable                          14             --             --              --             14


Year ended December 31, 1998

  Allowance for doubtful
     accounts receivable             $  661         $  229         $  (71)             --         $  819

  Allowance for obsolete
     inventory                          534            468           (375)             --            627

  Allowance for notes
     receivable                          14             --             --              --             14


                                LIST OF EXHIBITS

                                                                                 LOCATED AT
                                                                                SEQUENTIALLY
ITEM NO.                      EXHIBIT                                           NUMBERED PAGE
--------                      -------                                           -------------
 3.1(1)   -    Restated Articles of Incorporation                                    --

 3.2(2)   -    By-laws, as amended                                                   --

10.2(3)   -    Form of Employment Agreement between the Registrant and its           --
               executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements.

10.3(4)   -    1995 Stock Option Plan                                                --

10.4(4)   -    Form of Stock Option Agreement (1995 Stock Option Plan)               --

10.5(5)   -    1998 Employee Incentive Compensation Plan

10.6(6)   -    Supplemental Elective Deferral Plan                                   --

10.7(6)   -    Executive Loan Program                                                --

21        -    List of Subsidiaries of Registrant                                    41

23.1      -    Consent of Arthur Andersen LLP                                        42

23.2      -    Report of Kinoshita  CPA Office                                       43

23.3      -    Consent of Kinoshita CPA Office                                       44

23.4      -    Report of Lara Marambio, Fernandez Machado & Asociados                45

23.5      -    Consent of Lara Marambio, Fernandez Machado & Asociados               47

23.6      -    Report of Daesung Accounting Corporation                              48

23.7      -    Consent of Daesung Accounting Corporation                             49


-------------------

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