Form 10-Q
period 2001-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2001-05-14
CIK 275053

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

              [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended March 31, 2001

                                       OR

              [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________to ____________

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

The number of shares of common stock, no par value, outstanding as of May 11, 2001, was 16,247,085.

================================================================================

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts In Thousands)
                                  (UNAUDITED)

                                                     March 31,           December 31,
                                                       2001                  2000
                                                     --------            -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $ 33,080              $ 28,803
   Accounts receivable, net                             7,907                 7,326
   Inventories                                         25,189                26,043
   Deferred income tax assets                           1,947                 2,174
   Prepaid expenses and other                           7,324                 8,631
                                                     --------              --------

          Total Current Assets                         75,447                72,977

PROPERTY, PLANT AND
      EQUIPMENT, net                                   27,219                25,293

LONG-TERM INVESTMENTS                                  10,767                10,715

INTANGIBLE AND OTHER ASSETS, net                       10,971                 9,462
                                                     --------              --------
                                                     $124,404              $118,447
                                                     ========              ========


                The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                             (Amounts In Thousands)
                                                  (UNAUDITED)

                                                                      March 31,                     December 31,
                                                                         2001                           2000
                                                                     ------------                 ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Short-term debt                                               $       230                    $       385
       Accounts payable                                                    4,769                          4,961
       Accrued volume incentives                                          12,441                          9,807
       Accrued liabilities                                                12,688                         12,060
       Income taxes payable                                                2,181                          2,194
                                                                      ----------                     ----------

           Total Current Liabilities                                      32,309                         29,407
                                                                      ----------                     ----------

LONG-TERM LIABILITIES:
       Deferred income tax liabilities                                     4,456                          2,814
       Deferred compensation                                               1,399                          1,342
                                                                      ----------                     ----------

           Total Long-Term Liabilities                                     5,855                          4,156
                                                                      ----------                     ----------

SHAREHOLDERS' EQUITY:
       Common stock, no par value; 20,000 shares
           authorized, 19,446 shares issued                               37,413                         37,435
       Retained earnings                                                 105,827                        102,347
       Treasury stock, at cost, 3,179 and 3,020
           shares, respectively                                          (44,489)                       (43,391)
Accumulated other comprehensive loss                                     (12,511)                       (11,507)
                                                                      ----------                     ----------

           Total Shareholders' Equity                                     86,240                         84,884
                                                                      ----------                     ----------

                                                                     $   124,404                    $   118,447
                                                                      ==========                     ==========





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

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                      -----------------------------------------
                                                                         2001                           2000
                                                                      ----------                     ----------

SALES                                                                    $81,694                        $81,426
                                                                      ----------                     ----------

COSTS AND EXPENSES:
        Cost of goods sold                                                14,613                         14,365
        Volume incentives                                                 36,283                         36,567
        Selling, general and administrative                               24,393                         23,559
                                                                      ----------                     ----------
                                                                          75,289                         74,491
                                                                      ----------                     ----------

OPERATING INCOME                                                           6,405                          6,935

OTHER INCOME (EXPENSE), net                                                  (41)                           404
                                                                      ----------                     ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   6,364                          7,339

PROVISION FOR INCOME TAXES                                                 2,342                          2,843
                                                                      ----------                     ----------

NET INCOME                                                                 4,022                          4,496
                                                                      ----------                     ----------


OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
        Foreign currency translation adjustments                          (1,006)                           259
        Unrealized holding gains on marketable securities                      2                             27
                                                                      ----------                     ----------
                                                                          (1,004)                           286
                                                                      ----------                     ----------

COMPREHENSIVE INCOME                                                     $ 3,018                        $ 4,782
                                                                      ==========                     ==========


BASIC NET INCOME PER COMMON SHARE                                        $  0.25                        $  0.26
                                                                      ==========                     ==========

WEIGHTED AVERAGE BASIC SHARES                                             16,287                         17,122
                                                                      ==========                     ===========

DILUTED NET INCOME PER COMMON SHARE                                      $  0.25                        $  0.26
                                                                      ==========                     ===========

WEIGHTED AVERAGE DILUTED SHARES                                           16,344                         17,357
                                                                      ==========                     ===========


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



                                                                                  Three Months Ended
                                                                                       March 31,
                                                                     -------------------------------------------
                                                                          2001                         2000
                                                                     --------------                -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $   4,022                     $  4,496
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                         1,860                        1,404
     (Gain) loss on sale of property, plant and equipment                      9                          (15)
     Deferred income taxes                                                    (9)                         343
     Deferred compensation                                                    57                          148
     Changes in assets and liabilities:
       Accounts receivable, net                                             (581)                      (2,858)
       Inventories                                                           854                         (633)
       Prepaid expenses and other assets                                   1,308                          289
       Accounts payable                                                     (192)                         282
       Accrued volume incentives                                           2,634                        2,975
       Accrued liabilities                                                   628                        2,289
       Income taxes payable                                                  (13)                       1,036
       Cumulative currency translation adjustments                          (519)                         272
                                                                       ---------                     --------
          Net Cash Provided by Operating Activities                       10,058                       10,028
                                                                       ---------                     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                     (3,274)                        (748)
 Purchase of long-term investments, net                                      (51)                         (24)
 Payments received (advances) on long-term receivables                        91                         (388)
 Purchase of other assets                                                   (278)                        (241)
 Proceeds from sale of property, plant and equipment                          35                           24
                                                                       ---------                     --------
          Net Cash Used in Investing Activities                           (3,477)                      (1,377)
                                                                       ---------                     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of cash dividends                                                  (542)                        (571)
 Purchase of treasury stock                                               (1,136)                        (341)
 Repayments of short-term debt                                              (155)                        (154)
 Proceeds from exercise of stock options                                      16                          ---
                                                                       ---------                     --------
          Net Cash Used in Financing Activities                           (1,817)                      (1,066)
                                                                       ---------                     --------

EFFECT OF EXCHANGE RATES ON CASH                                            (487)                         (13)
                                                                       ---------                     --------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                        4,277                        7,572
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF THE PERIOD                                                28,803                       18,433
                                                                       ---------                     --------
CASH AND CASH EQUIVALENTS AT
   END OF THE PERIOD                                                   $  33,080                     $ 26,005
                                                                       =========                     ========


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

(1)     INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

        The unaudited, condensed consolidated financial statements of Nature's Sunshine Products, Inc. and subsidiaries included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading.

        These condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the periods presented. All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

        The Company suggests that these condensed consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)      INVENTORIES

Inventories consist of the following:



                                                                        March 31,                 December 31,
                                                                          2001                        2000
                                                                      ------------              ---------------
Raw materials                                                           $  6,916                    $  6,400
Work in process                                                            1,344                       1,345
Finished goods                                                            16,929                      18,298
                                                                        --------                    --------
                                                                        $ 25,189                    $ 26,043
                                                                        ========                    ========


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

         As of March 31, 2001, the Company had a total of 4,349 common stock options outstanding. These options were all granted at fair market value and have a weighted-average exercise price of $8.43 per share.

        Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2001 and 2000:



                                                           Net Income               Shares                Per Share
                                                           (Numerator)           (Denominator)             Amount
        -------------------------------------------------------------------------------------------------------------
        THREE MONTHS ENDED MARCH 31, 2001
        -------------------------------------------------------------------------------------------------------------
        Basic EPS                                             $4,022                 16,287                 $0.25
             Effect of stock options                              --                    57
        -------------------------------------------------------------------------------------------------------------
        Diluted EPS                                           $4,022                 16,344                 $0.25
        -------------------------------------------------------------------------------------------------------------


        -------------------------------------------------------------------------------------------------------------
        THREE MONTHS ENDED MARCH 31, 2000
        -------------------------------------------------------------------------------------------------------------
        Basic EPS                                             $4,496                 17,122                 $0.26
             Effect of stock options                              --                   235
        -------------------------------------------------------------------------------------------------------------
        Diluted EPS                                           $4,496                 17,357                 $0.26
        -------------------------------------------------------------------------------------------------------------


        For the three months ended March 31, 2001 and 2000, there were outstanding options to purchase 1,246 and 647 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(4)     EQUITY TRANSACTIONS

        The Company has declared consecutive quarterly cash dividends since 1988. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on April 23, 2001, to shareholders of record on May 3, 2001, and is payable on May 11, 2001.

        For the three months ended March 31, 2001, the Company repurchased approximately 162 shares of its common stock. On February 6, 2001, the Board of Directors authorized an additional repurchase of up to 1,000 shares of the Company's common stock as market conditions warrant. As of March 31, 2001, the Company had not repurchased any shares of common stock under this approval.

(5)     ACCUMULATED OTHER COMPREHENSIVE LOSS

        The composition of accumulated other comprehensive loss, net of tax, is as follows:



-----------------------------------------------------------------------------------------------------------------------
                                                                             Unrealized                    Total
                                                                              Gains on                  Accumulated
                                                  Foreign Currency        Available-for Sale        Other Comprehensive
                                                    Adjustments              Securities                    Loss
-----------------------------------------------------------------------------------------------------------------------
     Balance as of December 31, 2000                  $(11,710)                  $203                    $(11,507)
     Current period change                              (1,006)                     2                      (1,004)
-----------------------------------------------------------------------------------------------------------------------
     Balance as of March 31, 2001                     $(12,716)                  $205                    $(12,511)
-----------------------------------------------------------------------------------------------------------------------


(6)     SEGMENT INFORMATION

        The Company has four operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance based on operating income
(loss).

        The Company's operating segments are based on geographic operations. Intersegment sales are eliminated in consolidation and are not material.

        Operating segment information for the three months ended March 31, 2001 and 2000, is as follows:



-----------------------------------------------------------------------------------------------------------
                                                                        2001                     2000
-----------------------------------------------------------------------------------------------------------
Sales Revenue:
   United States                                                       $46,044                  $49,416
   Latin America                                                        19,864                   18,784
   Asia Pacific                                                         10,264                    8,545
   Other                                                                 5,522                    4,681
-----------------------------------------------------------------------------------------------------------
                                                                        81,694                   81,426
-----------------------------------------------------------------------------------------------------------
Operating Expenses:
   United States                                                        41,596                   44,171
   Latin America                                                        18,361                   17,845
   Asia Pacific                                                         10,290                    8,218
   Other                                                                 5,042                    4,257
-----------------------------------------------------------------------------------------------------------
                                                                        75,289                   74,491
-----------------------------------------------------------------------------------------------------------
Operating Income:
   United States                                                         4,448                    5,245
   Latin America                                                         1,503                      939
   Asia Pacific                                                            (26)                     327
   Other                                                                   480                      424
-----------------------------------------------------------------------------------------------------------
                                                                         6,405                    6,935
Other Income (Expense)                                                     (41)                     404
-----------------------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                               $ 6,364                  $ 7,339
===========================================================================================================


       Segment assets as of March 31, 2001 and December 31, 2000, are as follows:



-----------------------------------------------------------------------------------------------------------
                                                                       March 31,               December 31,
                                                                         2001                      2000
-----------------------------------------------------------------------------------------------------------
Assets
   United States                                                       $  71,911                $  66,232
   Latin America                                                          32,342                   29,434
   Asia Pacific                                                           15,097                   17,858
   Other                                                                   5,054                    4,923
-----------------------------------------------------------------------------------------------------------
                                                                       $ 124,404                $ 118,447
===========================================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and management's discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

The following table identifies (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

                          (Dollar Amounts in Thousands)
                                  (UNAUDITED)

                   (i)                                                                          (ii)
        Income and Expense
      Items as a Percent of Sales                                                   Three Months Ended March 31
------------------------------------                                                        2001 to 2000
       Three Months Ended                                                        ---------------------------------
              March 31                                                           Amount of                 Percent
------------------------------------         Income and                           Increase                   of
    2001                      2000           Expense Items                       (Decrease)                Change
    ----                     -----           -------------                       -----------               -------
    100.0%                    100.0%         Sales                                  $ 268                    0.3%
    -----                     -----                                                 -----

     17.9                      17.7          Cost of goods sold                       248                    1.7
     44.4                      44.9          Volume incentives                       (284)                  (0.8)
     29.9                      28.9          SG&A expenses                            834                    3.5
   ------                    ------                                                 -----

     92.2                      91.5          Total operating expenses                 798                    1.1
   ------                    ------                                                 -----                    --

      7.8                       8.5          Operating income                        (530)                  (7.6)
      ---                       0.5          Other income, net                       (445)                (110.1)
 --------                    ------                                                 -----

                                             Income before provision
      7.8                       9.0             for income taxes                     (975)                 (13.3)

      2.9                       3.5          Provision for income taxes              (501)                 (17.6)
  -------                    ------                                                 -----

      4.9%                      5.5%         Net income                             $(474)                 (10.5)%
  =======                    ======                                                 =====

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES

        Sales for the three months ended March 31, 2001, were $81.7 million compared to $81.4 million compared to the same period in the prior year, an increase of approximately 0.3 percent. The increase in sales for the three months ended March 31, 2001, is attributable to strong sales increases throughout the Company's international operations offset, in part, by decreased sales in the United States.

        Sales in the Company's United States operation for the three months ended March 31, 2001, were $46.0 million, a decrease of approximately 7 percent compared to the same period in the prior year. Increased product competition in the nutritional supplement market, as well as increased competition for Distributors caused the sales decrease in the United States. The Company expects competition to remain strong for the foreseeable future.

        The Company's international operations reported record sales of $35.7 million for the three months ended March 31, 2001, an increase of approximately 11 percent compared to the same period in the prior year. International sales accounted for approximately 44 percent of consolidated sales.

        Sales in Latin America were $19.9 million for the three months ended March 31, 2001, an increase of 5.8 percent compared to the same period in the prior year. The sales growth experienced in Latin America was primarily due to increased sales in Mexico, Venezuela and Ecuador.

        Sales in Asia Pacific were $10.3 million for the three months ended March 31, 2001, an increase of 20.2 percent compared to the same period in the prior year. The sales growth experienced in the Company's Asia Pacific markets is the result of continued sales increases experienced in South Korea, as well as sales increases generated from Synergy Japan, which the Company acquired on October 31, 2000.

        Sales in the Company's other markets were $5.5 million for the three months ended March 31, 2001, an increase of 18 percent compared to the same period in the prior year. The sales growth experienced in the Company's other markets is primarily due to the results of its operations in Russia and Israel.

        The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers at March 31, 2001 was approximately 18,900 compared to approximately 16,100 at December 31, 2000. The number of Distributors at March 31, 2001 was approximately 585,000 compared to approximately 589,000 at December 31, 2000.

COST OF GOODS SOLD

        For the three months ended March 31, 2001, the Company experienced a slight increase in cost of goods sold, as a percentage of sales, compared to the same period in the prior year. The increase in cost of goods sold was primarily the result of the currency devaluations in certain international markets, as well as the increase in international sales where cost of goods sold is slightly higher than in the Company's United States operation. Management expects cost of goods sold to remain relatively constant as a percent of sales during the remainder of 2001, compared to the three months ended March 31, 2001.

VOLUME INCENTIVES

        Volume incentives are payments to independent sales force members for reaching certain levels of sales performance and organizational development and are an integral part of the Company's direct sales marketing program. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. For the three months ended March 31, 2001, the Company experienced a slight decrease in volume incentives, as a percentage of sales, compared to the same period the prior year. The decrease in volume incentives is primarily the result of the increase in international sales where volume incentives are lower than in the United States operation. Management expects volume incentives to remain relatively constant, as a percent of sales, during the remainder of 2001, compared to the three months ended March 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the three months ended March 31, 2001, increased as a percent of sales compared to the same period of the prior year as a result of the decrease in sales in the Company's United States market and increased expenditures associated with the integration of Synergy. Management expects selling, general and administrative expenses to decrease slightly as a percent of sales for the remainder of 2001, compared to the three months ended March 31, 2001.

SEGMENT INFORMATION

      See information included in the condensed consolidated financial statements under Item 1 Note 5.

BALANCE SHEET

ACCRUED VOLUME INCENTIVES

       Accrued volume incentives increased approximately $2.6 million as of March 31, 2001, compared to December 31, 2000, as a result of increased domestic sales during March 2001 in anticipation of a price increase of approximately 1.5 percent which became effective April 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased approximately $4.3 million for the three months ended March 31, 2001 compared to December 31, 2000. The increase in cash and cash equivalents is primarily the result of net income as well as the increases in accrued volume incentives and other accrued liabilities. During the three months ended March 31, 2001, cash totaling $1.1 million was used to repurchase approximately 162 shares of common stock.

        Management believes that working capital requirements can be met through the Company's available cash and cash equivalents and internally-generated funds for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for the Company's products could adversely affect the long-term liquidity of the Company. In the event of a significant decrease in cash provided by the Company's operating activities, it might be necessary for the Company to obtain external sources of funding. The Company does not currently maintain a credit facility or any other external sources of long-term funding; however, management believes that such funding could be obtained on competitive terms.

        On March 2, 2000, the Company announced its plans to complete the manufacturing, research and development and quality assurance areas of its recent facility expansion. Construction began during the third quarter of 2000. The cost of this project is expected to be approximately $14.0 million of which $4.0 million had been paid as of March 31, 2001. Completion of this project is scheduled for the second quarter of 2002, and the Company anticipates this expansion as well as other capital projects to be funded from working capital.

        On May 10, 2001, the Company announced that it had entered into an agreement with Cetalon Corporation to manufacture a proprietary, uniquely formulated, line of herbs and vitamins. Terms of the agreement include Innovative Botanical Solutions acquiring approximately 460,000 Cetalon common shares, or approximately 10 percent of the company's outstanding stock. Innovative Botanical Solutions also has the option to invest an additional $1.5 million in Cetalon. In exchange, Nature's Sunshine granted a warrant to Cetalon to purchase up to 5 percent of Nature's Sunshine's common stock at $11.13 per share, of which 20 percent of the warrant becomes exercisable each year that Cetalon meets its minimum annual product purchase requirements.

LEGAL PROCEEDINGS

        The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations or financial position.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q the words "estimates", "expects", "anticipates", "projects", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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

FOREIGN CURRENCY RISK

       During the three months ended March 31, 2001, approximately 44 percent of the Company's revenue and expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, and all sales and expenses are translated at average exchange rates for the reported periods. Therefore, the Company's sales and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the affect of these fluctuations on the Company's future business, product pricing, results of operations or financial condition. Changes in currency exchange rates affect the relative prices at which the Company sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange rate fluctuations on the Company's operating results. The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

         The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which sales revenue exceeded $10.0 million during any of the previous two years.

------------------------------------------------------------------------------
Three Months Ended March 31             2001                     2000
------------------------------------------------------------------------------
Brazil                                     2.0                       1.8
Japan                                    118.1                     107.0
Mexico                                     9.7                       9.4
South Korea                            1,270.6                   1,124.9
Venezuela                                702.2                     659.2
------------------------------------------------------------------------------


INTEREST RATE RISK

         The Company has investments, which by nature are subject to market risk. At March 31, 2001, the Company had investments totaling $15.9 million of which $7.3 million were equity investments and $8.6 million were municipal obligations, which carry a fixed interest rate of 5.4 percent and mature between one and five years. A hypothetical one percent change in interest rates would not have a material affect on the Company's liquidity, financial condition or results of operations.

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

                                       NATURE'S SUNSHINE PRODUCTS, INC.


Date:  May 11, 2001                    /s/ Daniel P. Howells
                                       ----------------------------------------
                                       Daniel P. Howells, President &
                                       Chief Executive Officer


Date:  May 11, 2001                    /s/ Craig D. Huff
                                       ----------------------------------------
                                       Craig D. Huff, Chief Financial Officer