Form 10-Q
period 2001-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2001-08-08
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(801) 342-4300

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒              No  ☐

The number of shares of common stock, no par value, outstanding as of August 6, 2001, was 16,314,920.

NATURE'S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For Quarter Ended June 30, 2001

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands)
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,995	$28,803
Accounts receivable, net	6,733	7,326
Inventories	27,198	26,043
Deferred income tax assets	2,787	2,174
Prepaid expenses and other	8,032	8,631

Total Current Assets	75,745	72,977

PROPERTY, PLANT AND EQUIPMENT, net	32,334	25,293

LONG-TERM INVESTMENTS	11,826	10,715

INTANGIBLE AND OTHER ASSETS, net	9,234	9,462

	$129,139	$118,447

The accompanying notes are an integral part of these
condensed consolidated financial statements.

	June 30,	December 31,
	2001	2000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt	$112	$385
Accounts payable	6,853	4,961
Accrued volume incentives	11,400	9,807
Accrued liabilities	14,029	12,060
Income taxes payable	2,786	2,194

Total Current Liabilities	35,180	29,407

LONG-TERM LIABILITIES:
Deferred income tax liabilities	1,623	2,814
Deferred compensation	1,594	1,342

Total Long-Term Liabilities	3,217	4,156

SHAREHOLDERS' EQUITY:
Common stock, no par value; 20,000 shares authorized, 19,446 shares issued	37,066	37,435
Retained earnings	109,981	102,347
Treasury stock, at cost, 3,165 and 3,020 shares, respectively	(44,037)	(43,391)
Accumulated other comprehensive loss	(12,268)	(11,507)

Total Shareholders’ Equity	90,742	84,884

	$129,139	$118,447

The accompanying notes are an integral part of these
condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts In Thousands, Except Per-Share Information)
(Unaudited)

	Three Months Ended
	June 30,

	2001	2000

SALES	$81,760	$79,689

COSTS AND EXPENSES:
Cost of goods sold	14,655	13,797
Volume incentives	35,929	35,325
Selling, general and administrative	24,395	22,869

	74,979	71,991

OPERATING INCOME	6,781	7,698

OTHER INCOME, net	695	357

INCOME BEFORE PROVISION FOR INCOME TAXES	7,476	8,055
PROVISION FOR INCOME TAXES	2,780	3,164

NET INCOME	4,696	4,891

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	234	(778)
Unrealized holding gain (loss) on marketable securities	22	(108)
Reclassification adjustment for gains included in net income	(13)	(41)

	243	(927)

COMPREHENSIVE INCOME	$4,939	$3,964

BASIC NET INCOME PER COMMON SHARE	$0.29	$0.29

WEIGHTED AVERAGE BASIC SHARES	16,258	16,930

DILUTED NET INCOME PER COMMON SHARE	$0.28	$0.29

WEIGHTED AVERAGE DILUTED SHARES	16,710	16,992

The accompanying notes are an integral part of these
condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts In Thousands, Except Per-Share Information)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

SALES	$163,454	$161,115

COSTS AND EXPENSES:
Cost of goods sold	29,268	28,162
Volume incentives	72,212	71,892
Selling, general and administrative	48,788	46,428

	150,268	146,482

OPERATING INCOME	13,186	14,633

OTHER INCOME, net	654	761

INCOME BEFORE PROVISION FOR INCOME TAXES	13,840	15,394

PROVISION FOR INCOME TAXES	5,122	6,007

NET INCOME	8,718	9,387

OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	(772)	(519)
Unrealized holding gain (loss) on marketable securities	24	(82)
Reclassification adjustment for gains included in net income	(13)	(41)

	(761)	(642)

COMPREHENSIVE INCOME	$7,957	$8,745

BASIC NET INCOME PER COMMON SHARE	$0.54	$0.55

WEIGHTED AVERAGE BASIC SHARES	16,273	17,026

DILUTED NET INCOME PER COMMON SHARE	$0.53	$0.55

WEIGHTED AVERAGE DILUTED SHARES	16,524	17,174

The accompanying notes are an integral part of these
condensed consolidated financial statements.

 NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Amounts In Thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,718	$9,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,249	3,302
Tax benefit from stock option exercise	48	—
Loss (gain) on sale of property, plant and equipment	14	(19)
Deferred income taxes	(1,804)	(513)
Deferred compensation	252	204
Changes in assets and liabilities:
Accounts receivable, net	593	(2,929)
Inventories	(1,155)	(1,916)
Prepaid expenses and other assets	599	584
Accounts payable	1,892	642
Accrued volume incentives	1,593	860
Accrued liabilities	1,969	4,046
Income taxes payable	592	(13)
Cumulative currency translation adjustments	(333)	(311)

Net Cash Provided by Operating Activities	16,227	13,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,807)	(1,927)
Purchase of long-term investments, net	(1,100)	67
Payments received (advances) on long-term receivables	112	(296)
Purchase of other assets	(440)	(1,028)
Proceeds from sale of property, plant and equipment	59	44

Net Cash Used in Investing Activities	(11,176)	(3,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(1,084)	(1,137)
Purchase of treasury stock	(1,300)	(3,072)
Repayments of short-term debt	(273)	(320)
Proceeds from exercise of stock options	237	—

Net Cash Used in Financing Activities	(2,420)	(4,529)

EFFECT OF EXCHANGE RATES ON CASH	(439)	(208)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,192	5,447
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	28,803	18,433

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$30,995	$23,880

The accompanying notes are an integral part of these
condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
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

             These condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the periods presented.  All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

             The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)        INVENTORIES

             Inventories consist of the following:

	June 30,	December 31,
	2001	2000

Raw materials	$6,966	$6,400
Work in process	1,521	1,345
Finished goods	18,711	18,298

	$27,198	$26,043

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

              As of June 30, 2001, the Company had a total of 4,356 common stock options outstanding.  These options were all granted at fair market value and have a weighted-average exercise price of $8.45 per share.

             Following is a  reconciliation of  the numerator  and  denominator of Basic EPS to  the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2001 and 2000:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months Ended June 30, 2001

Basic EPS	$4,696	16,258	$0.29
Effect of stock options	—	452

Diluted EPS	$4,696	16,710	$0.28

Three Months Ended June 30, 2000

Basic EPS	$4,891	16,930	$0.29
Effect of stock options	—	62

Diluted EPS	$4,891	16,992	$0.29

Six Months Ended June 30, 2001

Basic EPS	$8,718	16,273	$0.54
Effect of stock options	—	251

Diluted EPS	$8,718	16,524	$0.53

Six Months Ended June 30, 2000

Basic EPS	$9,387	17,026	$0.55
Effect of stock options	—	148

Diluted EPS	$9,387	17,174	$0.55

             For the three months ended June 30, 2001 and 2000, there were outstanding options to purchase 623 and 1,125 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.   For the six months ended June 30, 2001 and 2000, there were outstanding options to purchase 866 and 926 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(4)        EQUITY TRANSACTIONS

             The Company has declared consecutive quarterly cash dividends since 1988. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on July 25, 2001, to shareholders of record on August 6, 2001, and is payable on August 14, 2001.

             On February 6, 2001, the Board of Directors authorized the repurchase of up to 1,000 shares of the Company's common stock as market conditions warrant.  For the six months ended June 30, 2001, the Company repurchased approximately 20 shares of common stock under this approval.

(5)         RECENT ACCOUNTING PRONOUNCEMENTS

             In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method.  SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is complete.  This statement eliminates the amortization of goodwill and requires that it be assessed for impairment at each reporting date.  The Company anticipates that the adoption of this pronouncement will not have a material effect on the Company's consolidated financial statements.

(6)         ACCUMULATED OTHER COMPREHENSIVE LOSS

             The composition of accumulated other comprehensive loss, net of tax, is as follows:

		Unrealized	Total
		Gains on	Accumulated
	Foreign Currency	Available-for Sale	Other Comprehensive
	Adjustments	Securities	Loss

Balance as of December 31, 2000	$(11,710)	$203	$(11,507)
Current period change	(772)	11	(761)

Balance as of June 30, 2001	$(12,482)	$214	$(12,268)

(7)         SEGMENT INFORMATION

             The Company has four operating segments based on geographic location.  These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  The Company evaluates performance based on operating income (loss).  Intersegment sales are eliminated in consolidation and are not material.

             Operating segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Sales Revenue:
United States	$45,635	$44,183	$91,679	$93,599
Latin America	19,142	20,537	39,006	39,321
Asia Pacific	11,374	10,450	21,638	18,995
Other	5,609	4,519	11,131	9,200

	81,760	79,689	163,454	161,115

Operating Expenses:
United States	40,070	38,072	81,666	82,243
Latin America	18,653	19,734	37,014	37,579
Asia Pacific	10,756	9,597	21,046	17,815
Other	5,500	4,588	10,542	8,845

	74,979	71,991	150,268	146,482

Operating Income:
United States	5,565	6,111	10,013	11,356
Latin America	489	803	1,992	1,742
Asia Pacific	618	853	592	1,180
Other	109	(69)	589	355

	6,781	7,698	13,186	14,633

Other Income	695	357	654	761

Income Before Provision for Income Taxes	$7,476	$8,055	$13,840	$15,394

            Segment assets are as follows:

	June 30,	December 31,
	2001	2000

Assets
United States	$75,417	$66,232
Latin America	31,028	29,434
Asia Pacific	17,083	17,858
Other	5,611	4,923

	$129,139	$118,447

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

The following table identifies (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

(Dollar Amounts in Thousands)
(Unaudited)

(i)			(ii)
Income and Expense Items as a Percent of Sales			Three Months Ended June 30 2001 to 2000

Three Months Ended
June 30			Amount of	Percent
		Income and	Increase	of
2001	2000	Expense Items	(Decrease)	Change

100.0%	100.0%	Sales	$2,071	2.6%

17.9	17.3	Cost of goods sold	858	6.2
44.0	44.3	Volume incentives	604	1.7
29.8	28.7	SG&A expenses	1,526	6.7

91.7	90.3	Total operating expenses	2,988	4.2

8.3	9.7	Operating income	(917)	(11.9)
0.8	0.4	Other income, net	338	94.7

9.1	10.1	Income before provision for income taxes	(579)	(7.2)
3.4	4.0	Provision for income taxes	(384)	(12.1)

5.7%	6.1%	Net income	$(195)	(4.0)%

RESULTS OF OPERATIONS (cont.)

The following table identifies (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

(Dollar Amounts in Thousands)
(Unaudited)

(i)			(ii)
Income and Expense Items as a Percent of Sales			Six Months Ended June 30 2001 to 2000

Six Months Ended
June 30			Amount of	Percent
		Income and	Increase	of
2001	2000	Expense Items	(Decrease)	Change

100.0%	100.0%	Sales	$2,339	1.5%

17.9	17.5	Cost of goods sold	1,106	3.9
44.2	44.6	Volume incentives	320	0.4
29.8	28.8	SG&A expenses	2,360	5.1

91.9	90.9	Total operating expenses	3,786	2.6

8.1	9.1	Operating income	(1,447)	(9.9)
0.4	0.5	Other income, net	(107)	(14.1)

8.5	9.6	Income before provision for income taxes	(1,554)	(10.1)
3.2	3.8	Provision for income taxes	(885)	(14.7)

5.3%	5.8%	Net income	$(669)	(7.1)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES

             Sales for the three months ended June 30, 2001, were $81.8 million compared to $79.7 million for the same period in the prior year, an increase of approximately 2.6 percent.  Sales for the six months ended June 30, 2001, were $163.5 million compared to $161.1 million for the same period in the prior year, an increase of approximately 1.5 percent.  The increase in sales for the three and six months ended June 30, 2001, compared to the same periods in the prior year is attributable to sales growth throughout the Company's international operations as well as growth in the Company's United States operations for the three months ended June 30, 2001.

             The Company's United States operations reported sales of $45.6 million and $91.7 million for the three and six months ended June 30, 2001, an increase of approximately 3.3 percent and a decrease of approximately 2.1 percent, respectively, over the same periods in the prior year.

             The Company's international operations reported record sales of $36.1 million and $71.8 million for the three and six months ended June 30, 2001, an increase of approximately 1.7 percent and 6.3 percent, respectively, over the same periods in the prior year.  International sales accounted for approximately 44.2 percent of consolidated sales for the three and six months ended June 30, 2001.

             Sales in Latin America were $19.1 million and $39.0 million for the three and six months ended June 30, 2001, a decrease of approximately 6.8 percent and 0.8 percent, respectively, over the same periods in the prior year.  The sales decrease experienced in Latin America was primarily due to regulations imposed by the Brazilian government to restrict the importation of nutritional supplements.  Brazil reported sales revenue for the six months ended June 30, 2001, of $7.0 million compared to $11.9 million for the same period in the prior year.  Long term, Brazil is expected to remain profitable, however, new regulations may continue to have a negative impact on sales revenue.  The decrease in sales revenue in Brazil was offset, in part, by strong sales growth in Mexico, Venezuela and Ecuador.

             Sales in Asia Pacific were $11.4 million and $21.6 million for the three and six months ended June 30, 2001, an increase of approximately 8.8 percent and 13.9 percent, respectively, over the same periods in the prior year.  The sales growth experienced in the Company's Asia Pacific markets is the result of continued sales increases experienced in South Korea, as well as sales increases generated from Synergy Japan, which the Company acquired on October 31, 2000.

             Sales in the Company's other markets were $5.6 million and $11.1 million for the three and six months ended June 30, 2001, an increase of approximately 24.1 percent and 21.0 percent, respectively, over the same periods in the prior year.  The sales growth experienced in the Company's other markets is primarily due to the results of its operations in Russia and Israel.

             The Company's independent sales force consists of Managers and Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager."  Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities.  The number of Managers at June 30, 2001 was approximately 18,900 compared to approximately 16,100 at December 31, 2000.   The number of Distributors at June 30, 2001 was approximately 581,000 compared to approximately 589,000 at December 31, 2000.

COST OF GOODS SOLD

             For the three and six months ended June 30, 2001, the Company experienced a slight increase in cost of goods sold, as a percentage of sales, compared to the same periods in the prior year.   The increase in cost of goods sold was primarily the result of currency devaluations in certain international markets, as well as the increase in international sales where cost of goods sold is slightly higher than in the Company's United States operations. Management expects cost of goods sold to remain relatively constant as a percent of sales during the remainder of 2001, compared to the six months ended June 30, 2001.

VOLUME INCENTIVES

             Volume incentives are payments to independent sales force members for reaching certain levels of sales performance and organizational development and are an integral part of the Company's direct sales marketing program.  Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies.  For the three and six months ended June 30, 2001, the Company experienced a slight decrease in volume incentives, as a percentage of sales, compared to the same periods in the prior year.  The decrease in volume incentives is primarily the result of increased international sales where volume incentives are lower, as a percent of sales, than in the United States.  Management expects volume incentives to remain relatively constant, as a percent of sales, during the remainder of 2001 compared to the six months ended June 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

             Selling, general and administrative expenses for the three and six months ended June 30, 2001, increased, as a percent of sales, compared to the same periods in the prior year primarily as the result of increased expenditures associated with the integration of Synergy Japan.  Eliminating the expenses associated with the Synergy Japan acquisition, selling, general and administrative expenses, as a percent of sales, would have remained constant.  Management expects selling, general and administrative expenses to decrease slightly, as a percent of sales, for the remainder of 2001 compared to the six months ended June 30, 2001, as the result of increased sales and the continued control of selling, general and administrative expenses..

SEGMENT INFORMATION

             See information included in the condensed consolidated financial statements under Item 1 Note 7.

LIQUIDITY AND CAPITAL RESOURCES

             Cash and cash equivalents increased approximately $2.2 million for the six months ended June 30, 2001, compared to December 31, 2000.  The increase in cash and cash equivalents is primarily the result of increases in net income as well as in accrued volume incentives and other accrued liabilities.

             Management believes that working capital requirements can be met through the Company’s available cash and cash equivalents and internally-generated funds for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for the Company’s products could adversely affect the long-term liquidity of the Company.  In the event of a significant decrease in cash provided by the Company's operating activities, it might be necessary for the Company to obtain external sources of funding.  The Company does not currently maintain a credit facility or any other external sources of long-term funding; however, management believes that such funding could be obtained on competitive terms.

             On March 2, 2000, the Company announced its plans to complete the manufacturing, research and development and quality assurance areas of its recent facility expansion. Construction began during the third quarter of 2000.  The cost of this project is expected to be approximately $14.0 million of which $9.4 million had been paid as of June 30, 2001. Completion of this project is scheduled for the second quarter of 2002.  The Company anticipates this expansion as well as other capital projects to be funded from working capital.

             On May 10, 2001, the Company announced that its wholly owned subsidiary, Innovative Botanical Solutions, Inc., entered into an exclusive agreement with Cetalon Corporation to manufacture a proprietary line of Cetalon-branded herbs and vitamins.  As part of this agreement, Innovative Botanical Solutions purchased $1.5 million in Cetalon common stock.  Subsequent to June 30, 2001, the Company exercised an option to purchase an additional $.5 million in Cetalon common stock.

LEGAL PROCEEDINGS

             The Company is a defendant in various lawsuits which are incidental to the Company’s business.  Management, after consultation with legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company’s consolidated results of operations or financial position.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

             Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements.  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  When used in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Form 10-Q the words “estimates”, “expects”, “anticipates”, “projects”, “plans”, “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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

FOREIGN CURRENCY RISK

             During the six months ended June 30, 2001, approximately 44.2 percent of the Company's revenue and expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, and all sales and expenses are translated at average exchange rates for the reported periods.  Therefore, the Company's sales and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the affect of these fluctuations on the Company's future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which the Company sells its products.  The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange rate fluctuations on the Company's operating results.  The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

             The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which sales revenue exceeded $10.0 million during any of the previous two years.

Six Months Ended June 30,	2001	2000

Brazil	2.1	1.8
Japan	120.3	106.8
Mexico	9.4	9.4
South Korea	1,288.7	1,119.8
Venezuela	707.7	668.0

INTEREST RATE RISK

             The Company has investments, which by nature are subject to market risk.  At June 30, 2001, the Company had investments totaling $17.6 million of which $9.7 million were equity investments and $7.9 million were municipal obligations, which carry a fixed interest rate of 5.3 percent and mature between one and five years.  A hypothetical one percent change in interest rates would not have a material affect on the Company's liquidity, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the Company’s Annual Meeting of Shareholders held on May 22, 2001, the stockholders re-elected the following persons to three-year terms to the Board of Directors:

NOMINEE	FOR	WITHHOLD AUTHORITY

Richard G. Hinckley	14,343,581	319,416
Eugene L. Hughes	14,409,595	253,449

             Kristine F. Hughes, Pauline T. Hughes, Daniel P. Howells and Douglas Faggioli also serve as directors of the Company, and their terms of office continued after the Annual Meeting.

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

NATURE’S SUNSHINE PRODUCTS, INC.

Date: August 7, 2001	/s/	Daniel P. Howells

Daniel P. Howells, President & Chief Executive Officer

Date: August 7, 2001	/s/	Craig D. Huff

Craig D. Huff, Chief Financial Officer