Form 10-Q
period 2001-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2001-11-13
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 (Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

(801) 342-4300
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                Yes ☒     No ☐

The number of shares of common stock, no par value, outstanding as of November 7, 2001, was 16,272,539.

NATURE'S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For The Quarter Ended September 30, 2001

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts In Thousands)

(Unaudited)

September 30,

December 31,

	2001	2000
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,447	$28,803

Accounts receivable, net

7,360

7,326

Inventories	29,248	26,043
Deferred income tax assets	2,090	2,174
Prepaid expenses and other	8,739	8,631

Total Current Assets

73,884

72,977

PROPERTY, PLANT AND EQUIPMENT, net

34,347

25,293

LONG-TERM INVESTMENTS	12,558	10,715

INTANGIBLE AND OTHER ASSETS, net	8,978	9,462

	$129,767	$118,447

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt	$ ---	$385
Accounts payable	5,900	4,961
Accrued volume incentives	11,145	9,807
Accrued liabilities	12,547	12,060
Income taxes payable	4,535	2,194

Total Current Liabilities	34,127	29,407

LONG-TERM LIABILITIES:

Deferred income tax liabilities

719

2,814

Deferred compensation	1,361	1,342

Total Long-Term Liabilities	2,080	4,156

SHAREHOLDERS' EQUITY:
Common stock, no par value; 20,000 shares authorized, 19,446 shares issued	36,375	37,435
Retained earnings	113,656	102,347
Treasury stock, at cost, 3,159 and 3,020 shares, respectively	(43,429)	(43,391)
Accumulated other comprehensive loss	(13,042)	(11,507)

Total Shareholders’ Equity	93,560	84,884

	$129,767	$118,447

The accompanying notes are an integral part of these

condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts In Thousands, Except Per-Share Information)

(Unaudited)

Three Months Ended

	September 30,
	2001	2000

SALES	$77,944	$77,145

COSTS AND EXPENSES:
Cost of goods sold	14,146	13,696

Volume incentives

34,006

33,940

Selling, general and administrative	23,231	22,186
	71,383	69,822

OPERATING INCOME	6,561	7,323
OTHER INCOME, net	200	20

INCOME BEFORE PROVISION FOR INCOME TAXES	6,761	7,343

PROVISION FOR INCOME TAXES	2,542	2,871

NET INCOME	4,219	4,472

OTHER COMPREHENSIVE LOSS, net of tax:

Foreign currency translation adjustments

(700

)

(588

)

Unrealized holding gain (loss) on marketable securities

(74

)

226

Reclassification adjustment for gains included in net income	---	1
	(774)	(361)
COMPREHENSIVE INCOME	$3,445	$4,111

BASIC NET INCOME PER COMMON SHARE	$0.26	$0.27

WEIGHTED AVERAGE BASIC SHARES	16,311	16,736

DILUTED NET INCOME PER COMMON SHARE	$0.25	$0.27

WEIGHTED AVERAGE DILUTED SHARES

17,129

16,764

The accompanying notes are an integral part of these

condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts In Thousands, Except Per-Share Information)

(Unaudited)

Nine Months Ended

	September 30,
	2001	2000

SALES	$241,398	$238,260

COSTS AND EXPENSES:
Cost of goods sold	43,414	41,858

Volume incentives

106,218

105,832

Selling, general and administrative	72,019	68,614
	221,651	216,304

OPERATING INCOME	19,747	21,956

OTHER INCOME, net	854	781

INCOME BEFORE PROVISION FOR INCOME TAXES	20,601	22,737

PROVISION FOR INCOME TAXES	7,664	8,878

NET INCOME	12,937	13,859

OTHER COMPREHENSIVE LOSS, net of tax:

Foreign currency translation adjustments

(1,472

)

(1,107

)

Unrealized holding gain (loss) on marketable securities

(50

)

144

Reclassification adjustment for gains included in net income	(13)	(40)
	(1,535)	(1,003)
COMPREHENSIVE INCOME	$11,402	$12,856

BASIC NET INCOME PER COMMON SHARE	$0.79	$0.82

WEIGHTED AVERAGE BASIC SHARES	16,286	16,929

DILUTED NET INCOME PER COMMON SHARE	$0.77	$0.81

WEIGHTED AVERAGE DILUTED SHARES

16,761

17,029

The accompanying notes are an integral part of these

condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Amounts In Thousands)

(Unaudited)

Nine Months Ended

	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,937	$13,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,895	4,883
Tax benefit from stock option exercise	195	---
Loss on sale of property, plant and equipment	30	17
Deferred income taxes	(2,011)	919
Deferred compensation	19	337
Changes in assets and liabilities:
Accounts receivable, net	(34)	(2,303)
Inventories	(3,205)	(533)
Prepaid expenses and other assets	(108)	327
Accounts payable	939	235
Accrued volume incentives	1,338	1,111
Accrued liabilities	487	2,633
Income taxes payable	2,341	945
Cumulative currency translation adjustments	(898)	(882)
Net Cash Provided by Operating Activities	16,925	21,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,185)	(3,029)
Purchase (Sale) of long-term investments, net	(1,907)	576
Payments received (Advances) on long-term receivables	194	(278)
Purchase of other assets	(605)	(1,548)
Proceeds from sale of property, plant and equipment	102	65
Net Cash Used in Investing Activities	(15,401)	(4,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(1,628)	(1,695)
Purchase of treasury stock	(2,177)	(3,588)
Repayments of short-term debt	(385)	(473)
Proceeds from exercise of stock options	884	29
Net Cash Used in Financing Activities	(3,306)	(5,727)

EFFECT OF EXCHANGE RATES ON CASH	(574)	(225)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(2,356

)

11,382

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD

	28,803	18,433
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$26,447	$29,815

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

             These condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the periods presented.  All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

             The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)        INVENTORIES

Inventories consist of the following:	September 30,	December 31,
	2001	2000

Raw materials	$7,710	$6,400
Work in process	1,139	1,345
Finished goods	20,399	18,298
	$29,248	$26,043

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

              As of September 30, 2001, the Company had outstanding options to purchase a total of 3,832 shares of common stock.  These options were all granted at fair market value and have a weighted-average exercise price of $8.04 per share.

             Following is a  reconciliation of  the numerator  and  denominator of Basic EPS to  the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2001 and 2000:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 30, 2001
Basic EPS	$4,219	16,311	$0.26
Effect of stock options		818
Diluted EPS	$4,219	17,129	$0.25

Three Months Ended September 30, 2000
Basic EPS	$4,472	16,736	$0.27
Effect of stock options		28
Diluted EPS	$4,472	16,764	$0.27

Nine Months Ended September 30, 2001
Basic EPS	$12,937	16,286	$0.79
Effect of stock options		475
Diluted EPS	$12,937	16,761	$0.77

Nine Months Ended September 30, 2000
Basic EPS	$13,859	16,929	$0.82
Effect of stock options		100
Diluted EPS	$13,859	17,029	$0.81

             For the three months ended September 30, 2001 and 2000, there were outstanding options to purchase 386 and 3,240 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.   For the nine months ended September 30, 2001 and 2000, there were outstanding options to purchase 604 and 1,095 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(4)        EQUITY TRANSACTIONS

             The Company has declared consecutive quarterly cash dividends since 1988. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on October 29, 2001, to shareholders of record on November 9, 2001, and is payable on November 16, 2001.

             On February 6, 2001, the Board of Directors authorized the repurchase of up to 1,000 shares of the Company's common stock as market conditions warrant.  For the nine months ended September 30, 2001, the Company repurchased approximately 258 shares of common stock under this approval.

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

(6)     ACCUMULATED OTHER COMPREHENSIVE LOSS

          The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Adjustments	Unrealized Gains on Available-for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2000	$(11,710)	$203	$(11,507)
Current period change	(1,472)	(63)	(1,535)
Balance as of September 30, 2001	$(13,182)	$140	$(13,042)

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

             Operating segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Sales Revenue:
United States	$42,760	$42,375	$134,439	$135,974
Latin America	17,631	20,397	56,637	59,718
Asia Pacific	11,864	9,870	33,502	28,865
Other	5,689	4,503	16,820	13,703
	77,944	77,145	241,398	238,260
Operating Expenses:
United States	38,165	37,379	119,831	119,622
Latin America	16,582	19,125	53,596	56,704
Asia Pacific	11,249	8,873	32,295	26,688
Other	5,387	4,445	15,929	13,290
	71,383	69,822	221,651	216,304
Operating Income:
United States	4,595	4,996	14,608	16,352
Latin America	1,049	1,272	3,041	3,014
Asia Pacific	615	997	1,207	2,177
Other	302	58	891	413
	6,561	7,323	19,747	21,956
Other Income	200	20	854	781
Income Before Provision for Income Taxes	$6,761	$7,343	$20,601	$22,737

Segment assets are as follows:

	September 30,	December 31,
	2001	2000
Assets
United States	$77,617	$66,232
Latin America	28,255	29,434
Asia Pacific	18,961	17,858
Other	4,934	4,923
	$129,767	$118,447

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

(Dollar Amounts in Thousands)

(Unaudited)

(i)			(ii)

Income and Expense Items as a Percent of Sales

Three Months Ended September 30 2001 to 2000

Three Months Ended			Amount of	Percent
September 30

Income and Expense Items

			Increase (Decrease)	of Change
2001	2000
100.0%	100.0

%

		Sales

			$799	1.0%

18.2

	17.7

		Cost of goods sold

			450	3.3
43.6

	44.0

		Volume incentives

			66	0.2
29.8

	28.8

		SG&A expenses

			1,045	4.7
91.6

	90.5

		Total operating expenses

			1,561	2.2

8.4	9.5	Operating income	(762)	(10.4)
0.3	0.0	Other income, net	180	900.0

8.7	9.5	Income before provision for income taxes	(582)	(7.9)

3.3	3.7	Provision for income taxes	(329)	(11.5)

5.4%	5.8%	Net income	$(253)	(5.7)%

The following table identifies (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

(Dollar Amounts in Thousands)

(Unaudited)

(i)			(ii)

Income and Expense Items as a Percent of Sales

Three Months Ended September 30 2001 to 2000

Three Months Ended			Amount of	Percent
September 30

Income and Expense Items

			Increase (Decrease)	of Change
2001	2000
100.0%	100.0

%

		Sales

			$3,138	1.3%

18.0

	17.6	Cost of goods sold

			1,556	3.7
44.0

	44.4	Volume incentives

			386	0.4
29.8

	28.8	SG&A expenses

			3,405	5.0
91.8

	90.8	Total operating expenses

			5,347	2.5

8.2	9.2	Operating income	(2,209)	(10.1)
0.4	0.3	Other income, net	73	9.3

8.6	9.5	Income before provision for income taxes	(2,136)	(9.4)

3.2	3.7	Provision for income taxes	(1,214)	(13.7)

5.4%	5.8%	Net income	$(922)	(6.7)%

SALES

             Sales for the three months ended September 30, 2001, were $77.9 million compared to $77.1 million for the same period in the prior year, an increase of approximately 1.0 percent.  Sales for the nine months ended September 30, 2001, were $241.4 million compared to $238.3 million for the same period in the prior year, an increase of approximately 1.3 percent.  The increase in sales for the three and nine months ended September 30, 2001, compared to the same periods in the prior year is attributable to sales growth throughout the Company's international operations, excluding Latin America, as well as growth in the Company's United States operations for the three months ended September 30, 2001.

             The Company's United States operations reported sales of $42.7 and $134.4 million for the three and nine months ended September 30, 2001, an increase of approximately 0.9 percent and a decrease of approximately 1.1 percent, respectively, over the same periods in the prior year.

             The Company's international operations reported record sales of $35.2 million and $107.0 million for the three and nine months ended September 30, 2001, an increase of approximately 1.2 percent and 4.6 percent, respectively, over the same periods in the prior year.  International sales accounted for approximately 45 percent and 44 percent of consolidated sales for the three and nine months ended September 30, 2001.

             Sales in Latin America were $17.6 million and $56.6 million for the three and nine months ended September 30, 2001, a decrease of approximately 13.6 percent and 5.2 percent, respectively, over the same periods in the prior year.  The sales decrease experienced in Latin America was primarily due to regulations imposed by the Brazilian government to restrict the importation of nutritional supplements.  Brazil reported sales for the nine months ended September 30, 2001, of $9.0 million compared to $17.9 million for the same period in the prior year.  The Company's operations in Brazil are expected to continue to be negatively impacted in terms of sales and income.  The decrease in sales for Brazil was offset, in part, by strong sales growth in Mexico, Venezuela and Ecuador.

             Sales in Asia Pacific were $11.9 million and $33.5 million for the three and nine months ended September 30, 2001, an increase of approximately 20.2 percent and 16.1 percent, respectively, over the same periods in the prior year.  The sales growth experienced in the Company's Asia Pacific markets is the result of continued sales increases experienced in South Korea, as well as sales increases generated from Synergy Japan, which the Company acquired on October 31, 2000.

             Sales in the Company's other markets were $5.7 million and $16.8 million for the three and nine months ended September 30, 2001, an increase of approximately 26.3 percent and 22.7 percent, respectively, over the same periods in the prior year.  The sales growth experienced in the Company's other markets is primarily due to the results of its operations in Russia and Israel.

             The Company's independent sales force consists of Managers and Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager."  Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities.  The number of Managers at September 30, 2001, was approximately 17,900 compared to approximately 16,100 at December 31, 2000.   The number of Distributors at September 30, 2001, was approximately 579,000 compared to approximately 589,000 at December 31, 2000.

COST OF GOODS SOLD

             For the three and nine months ended September 30, 2001, the Company experienced an increase in cost of goods sold, as a percent of sales, compared to the same periods in the prior year.   The increase in cost of goods sold was primarily the result of currency devaluations in certain international markets, as well as the increase in international sales where cost of goods sold is higher than in the Company's United States operations.  Management expects cost of goods sold to remain relatively constant as a percent of sales during the remainder of 2001 compared to the nine months ended September 30, 2001.

VOLUME INCENTIVES

             Volume incentives are payments to independent sales force members for reaching certain levels of sales performance and organizational development and are an integral part of the Company's direct sales marketing program.  Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies.  For the three and nine months ended September 30, 2001, the Company experienced a slight decrease in volume incentives, as a percent of sales, compared to the same periods in the prior year.  The decrease in volume incentives is primarily the result of increased international sales where volume incentives are lower, as a percent of sales, than in the United States.  Management expects volume incentives to decrease slightly, as a percent of sales, during the remainder of 2001 compared to the nine months ended September 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

             Selling, general and administrative expenses for the three and nine months ended September 30, 2001, increased, as a percent of sales, compared to the same periods in the prior year primarily as the result of increased expenditures associated with the integration of Synergy Japan.  Eliminating the expenses associated with the Synergy Japan acquisition, selling, general and administrative expenses, as a percent of sales, would have remained constant.  Management expects selling, general and administrative expenses to decrease slightly, as a percent of sales, for the remainder of 2001 compared to the nine months ended September 30, 2001, as the result of increased sales and the continued control of selling, general and administrative expenses.

SEGMENT INFORMATION

          See information included in the condensed consolidated financial statements under Item 1 Note 7.

LIQUIDITY AND CAPITAL RESOURCES

             Cash and cash equivalents decreased approximately $2.4 million for the nine months ended September 30, 2001, compared to December 31, 2000.  The decrease in cash and cash equivalents is primarily the result of continued cash requirements for the expansion of the Company's manufacturing facility, as well as an increase in inventory to ensure product availability during the conversion of the new manufacturing facility.   The Company also contracted with a third party by entering into an exclusive agreement to manufacture a proprietary line of herbs and vitamins, whereby the Company made a $2.0 million equity investment and provided a loan of $1.0 million, which can be converted into common stock.

             On March 2, 2000, the Company announced its plans to complete the manufacturing, research and development and quality assurance areas of its recent facility expansion. Construction began during the third quarter of 2000.  The cost of this project is expected to be approximately $14.0 million of which $11.6 million had been paid as of September 30, 2001. Completion of this project is scheduled for the second quarter of 2002.  The Company anticipates this expansion as well as other capital projects to be funded from working capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company conducts its business in several countries and intends to continue to expand its international operations.  Sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, the Company's operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where it has operations as well as, to a lesser extent, changes in United States laws and regulations relating to international trade and investment.

FOREIGN CURRENCY RISK

            During the nine months ended September 30, 2001, approximately 44 percent of the Company's revenue and expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, and all sales and expenses are translated at average exchange rates for the reported periods.  Therefore, the Company's sales and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the affect of these fluctuations on the Company's future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which the Company sells its products.  The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange rate fluctuations on the Company's operating results.  The Company does not use derivative instruments for hedging, trading or speculating on foreign currency exchange rate fluctuations.

          The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which sales revenue exceeded $10.0 million during any of the previous two years.

Nine Months Ended September 30,	2001	2000
Brazil	2.3	1.8
Japan	120.7	107.1
Mexico	9.4	9.4
South Korea	1,288.7	1,118.6
Venezuela	715.8	674.3

INTEREST RATE RISK

                The Company has investments, which by nature are subject to market risk.  At September 30, 2001, the Company had investments totaling $12.6 million of which $5.1 million were equity investments and $7.5 million were municipal obligations, which carry a fixed interest rate of 5.2 percent and mature between one and five years.  A hypothetical one percent change in interest rates would not have a material affect on the Company's liquidity, financial condition or results of operations.

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

NATURE’S SUNSHINE PRODUCTS, INC.

Date: November 9, 2001	/s/ Daniel P. Howells
Daniel P. Howells, President & Chief Executive Officer

Date: November 9, 2001	/s/ Craig D. Huff

Craig D. Huff, Chief Financial Officer