Form 10-K405
period 2001-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2002-03-14
CIK 275053

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001	Commission File Number 0-8707

NATURE'S SUNSHINE PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0327982 (IRS Employer Identification No.)
75 East 1700 South Provo, Utah 84606 (Address of principal executive offices and zip code)

(801) 342-4300
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant on March 13, 2002 was approximately $204,964,200.

        The number of shares of Common Stock, no par value, outstanding on March 13, 2002 was 16,267,000 shares.

Documents Incorporated by Reference:

        Proxy Statement for the May 24, 2002 Annual Meeting of Shareholders (Part III of this Report).

PART I

Item 1. Business

The Company

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

        The Company's operations are conducted in the United States as well as in certain other countries. The Company's subsidiaries are located in South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Central America, Colombia, Ecuador, Peru, the United Kingdom, Israel, Taiwan and Chile. The Company also exports its products to several other countries, including Argentina, Australia, Malaysia, New Zealand, Norway and the Russian Federation.

Financial Information by Business Segment

        The Company is principally engaged in one line of business, namely, the manufacturing and marketing of nutritional and personal care products. Information for each of the Company's last three fiscal years, with respect to the amounts of sales revenue, operating income and the last two years of identifiable assets by geographical business segment, is set forth in Note 13 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

Products and Manufacturing

        The Company's line of over 500 products includes herbal products, vitamins, mineral supplements and homeopathic products. The Company purchases herbs and other raw materials in bulk and, after quality control testing, formulates, encapsulates, tablets or concentrates and packages them for shipment. Most of the Company's products are manufactured at its facility in Spanish Fork, Utah. Contract manufacturers produce certain of the personal care and homeopathic products for the Company in accordance with the Company's specifications and standards. The Company has implemented stringent quality control procedures to verify that the contract manufacturers have complied with the Company's specifications and standards. The Company's product lines are described below.

  Herbal Products

        The Company manufactures a wide selection of herbal products, which are sold in the form of capsules or tablets. These capsules or tablets contain herb powder or a combination of two or more herb powders. The Company also produces both single herbs and herb combinations in the form of liquid herbs and extracts. Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base. Extracts are created by dissolving powdered herbs into liquid solvents that separate the key elements of the herbs from the fibrous plant material. Sales of the Company's herbal products accounted for approximately 67 percent of total sales revenue in 2001, 69 percent in 2000 and 65 percent in 1999.

  Vitamins and Mineral Supplements

        The Company manufactures a wide variety of single vitamins, which are sold in the form of chewable or non-chewable tablets. The Company also manufactures several multiple vitamins and mineral supplements, including a line containing natural antioxidants. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form. Combined sales of the Company's vitamins and mineral supplements were approximately 27 percent of total sales revenue in 2001, 23 percent in 2000 and 26 percent in 1999.

  Personal Care Products

        The Company manufactures or contracts with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser. Sales of personal care products accounted for approximately 2 percent of the Company's total sales revenue in 2001 and 2000 and 3 percent in 1999.

  Homeopathic Products

        The Company markets a line of more than 40 distinctive homeopathic products designed for the treatment of certain common ailments, including several items designed especially for various allergies and common childhood maladies. Sales of homeopathic products accounted for approximately 1 percent of total sales revenue in 2001, 2000 and 1999.

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

        Demand for the Company's products is created from approximately 596,000 active Distributors at December 31, 2001, which include approximately 217,000 in the United States. A person who wishes to join the Company's independent sales force begins as a "Distributor". An individual can become a Distributor by applying to the Company under the sponsorship of someone who is already a Distributor. Each Distributor is required to renew his/her distributorship on a yearly basis; approximately 30 percent renew annually. Many Distributors sell the Company's products on a part-time basis to friends or associates or consume the products themselves. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may be appointed to "Manager" status. Appointment as a Manager is contingent upon attaining certain purchase volume levels, recruiting additional Distributors and demonstrating leadership abilities. Managers numbered approximately 18,000 at December 31, 2001, including approximately 6,000 in the United States. Managers resell the products they purchase from the Company to Distributors within their sales group, to consumers or use the products themselves. Once a Distributor is appointed to the status of Manager, approximately 70 percent continue to maintain that status.

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

        The Company pays sales commissions and volume discounts (collectively, "Volume Incentives") to its Managers and Distributors based upon the amount of personal and sales group product purchases. Reference is made to Item 8 contained herein for Volume Incentives paid by the Company for the years ended December 31, 2001, 2000 and 1999. In addition, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, sales conventions and travel.

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

Working Capital

        The Company maintains a considerable inventory of raw materials and finished goods in order to provide a high level of product availability to its independent Distributors and Managers.

Dependence Upon Customers

        The Company is not dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on its business.

Backlog

        Orders for the Company's products are typically shipped within 24 hours after receipt. As a result, there is no significant backlog at any time.

Competition

        The Company's products are sold in competition with other companies, some of which have greater sales volumes and financial resources than the Company, and which sell brands that are, through advertising and promotions, better known to consumers. The Company competes in the nutritional and personal care industry against companies, which sell through retail stores as well as against other direct selling companies. For example, the Company competes against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, discount stores, beauty salons, etc. In addition to its competition with these manufacturers and retailers, the Company competes for product sales and independent Distributors with many other direct sales companies, including Shaklee, NuSkin, Unicity and Amway. The principal competitors in the encapsulated and tableted herbal products market include TwinLab, Nature's Way, USANA, Nutraceuticals and NBTY. The Company believes that the principal components of competition in the direct sales marketing of nutritional and personal care products are quality, price and brand name. In addition, the recruitment, training, travel and financial incentives for the independent sales force are important factors.

Research and Development

        The Company conducts its research and development activities at its manufacturing facility located in Spanish Fork, Utah. The principal emphasis of the Company's research and development activities is the development of new products and enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $1.9 million, $1.8 million and $1.7 million in 2001, 2000 and 1999, respectively. During the three years in the period ended December 31, 2001, the Company did not have any third-party-sponsored research.

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

        In the future, the Company may be subject to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable and/or more stringent interpretations of current laws or regulations. The Company can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's results of operations, liquidity and financial position.

Employees

        The number of individuals employed by the Company as of December 31, 2001, was 1,109. The Company believes that its relations with its employees are satisfactory.

International Operations

        The Company's sales of nutritional and personal care products are established internationally in South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Central America, Colombia, Ecuador, Peru, the United Kingdom, Israel, Taiwan and Chile. The Company also exports its products to numerous other countries, including Argentina, Australia, Malaysia, New Zealand, Norway and the Russian Federation. Information for each of the last three years with respect to the amounts of sales revenue and operating income and the last two years of identifiable assets attributable to the United States and international segments is set forth in Note 13 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

        The Company's international operations are conducted in a manner comparable with those conducted in the United States; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences may exist in the products and in the distribution and marketing programs.

        The Company's international operations are subject to many of the same risks faced by the United States operations, including competition and the strength of the local economy. In addition, international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The importance of these risks increases as the Company's international operations grow and expand.

Item 2. Properties

        The Company's corporate offices are located in two adjacent office buildings in Provo, Utah. The facilities consist of approximately 63,000 square feet and are leased from an unaffiliated third party through lease agreements, which expire as early as six months but are renewable upon expiration.

        The Company's principal warehousing and manufacturing facilities are housed in a building of approximately 265,000 square feet owned by the Company and located on approximately ten acres in Spanish Fork, Utah. On March 2, 2000, the Company announced its plans to complete an expansion of the manufacturing portion of the warehouse and manufacturing facility completed in 1998. The cost of this project is expected to be approximately $14.0 million of which $13.0 million had been paid as of December 31, 2001. Construction began during the fourth quarter of 2000, and the expansion should be completed in the second quarter of 2002.

        The Company owns approximately 60,000 square feet of office and warehouse space in Mexico and approximately 10,800 square feet of office space in Venezuela.

        The Company leases properties used primarily as distribution warehouses located in Columbus, Ohio; Dallas, Texas and Atlanta, Georgia, as well as offices and distribution warehouses in South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Colombia, Ecuador, El Salvador, Honduras, Guatemala, Costa Rica, Panama, Nicaragua, Peru, the United Kingdom, Israel, Taiwan and Chile. Management believes these facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs. During 2001, 2000 and 1999, the Company spent approximately $3.9 million, $3.6 million and $3.1 million, respectively, for all of its leased facilities.

Item 3. Legal Proceedings

        The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with legal counsel, believes that any liability as a result of these matters will not have a material effect upon the Company's results of operations, liquidity or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is traded on the NASDAQ National Market System (symbol NATR). The information in the table below reflects the actual high and low sales prices of the Company's stock for 2001 and 2000.

	Market Prices			Market Prices
2001			2000
	High	Low		High	Low
First Quarter	$9.44	$5.69	First Quarter	$10.63	$7.75
Second Quarter	13.00	6.75	Second Quarter	9.13	6.63
Third Quarter	14.25	8.15	Third Quarter	8.28	6.69
Fourth Quarter	14.75	7.43	Fourth Quarter	7.38	6.38

        There were approximately 1,540 shareholders of record as of March 13, 2002. During 2001 and 2000, the Company paid quarterly cash dividends of 3 1/3 cents per common share. On February 14, 2002, the Company declared a cash dividend of 3 1/3 cents per common share to shareholders of record on February 28, 2002. On March 7, 2002, the Company paid approximately $.5 million related to this declared dividend. The Company expects to continue to pay equivalent cash dividends in the future.

Item 6. Selected Financial Data

(Dollar and Share Amounts in Thousands, Except for Per Share Information)

Income Statement Data

	Sales Revenue	Cost of Goods Sold	Volume Incentives	Selling, General & Administrative	Operating Income	Income Before Income Taxes	Net Income
2001	$318,722	$57,659	$140,540	$96,625	$23,898	$25,333	$16,659
2000	314,820	55,448	139,441	93,303	26,628	27,920	17,131
1999	294,779	51,138	132,268	84,263	27,110	28,991	17,796
1998	301,665	52,191	136,490	76,917	36,067	38,373	23,278
1997	285,900	51,608	130,709	72,578	31,005	33,203	20,133

Balance Sheet Data

	Working Capital	Current Ratio	Inventories	Property, Plant & Equipment, Net	Total Assets	Long-Term Debt	Shareholders' Equity
2001	$40,561	2.24:1	$26,834	$35,294	$131,428	$—	$95,798
2000	43,570	2.48:1	26,043	25,293	118,447	—	84,884
1999	35,594	2.28:1	26,660	25,193	107,435	—	77,537
1998	35,557	2.30:1	22,494	25,896	103,699	—	73,967
1997	38,571	2.40:1	19,555	23,711	95,796	—	66,857

Common Share Summary

	Cash Dividends Per Share	Basic Net Income Per Share	Diluted Net Income Per Share	Book Value Per Share[1]	Basic Weighted Average Shares	Diluted Weighted Average Shares
2001	$0.133	$1.02	$0.99	$5.83	16,283	16,851
2000	0.133	1.02	1.02	5.17	16,830	16,875
1999	0.133	1.01	1.00	4.53	17,585	17,745
1998	0.133	1.27	1.25	4.10	18,383	18,639
1997	0.133	1.08	1.06	3.60	18,653	19,070

Other Information

	Return on Shareholders' Equity[2]	Return on Assets[3]	Number of Managers	Square Footage of Property in Use	Number of Employees
2001	18.4%	13.3%	18,038	866,219	1,109
2000	21.1	15.2	16,081	719,884	1,080
1999	23.5	16.9	14,462	621,252	1,013
1998	33.1	23.3	14,006	631,430	971
1997	31.0	21.4	13,776	522,373	994

1
Year end shareholders' equity divided by actual shares outstanding at the end of each year.

2
Net income divided by average shareholders' equity.

3
Net income divided by average total assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales Revenue

        Consolidated sales revenue for the year ended December 31, 2001, was $318.7 million compared to $314.8 million in 2000, an increase of approximately 1 percent. Sales revenue increased approximately 7 percent in 2000 compared to $294.8 million in 1999. The change in sales revenue is related to the increase in the number of independent Distributors and Managers and the growth of the Company's international operations.

        The Company distributes its products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 18,000, 16,100, and 14,500 at December 31, 2001, 2000 and 1999, respectively. Active Distributors totaled approximately 596,000, 589,000 and 530,000 at December 31, 2001, 2000 and 1999, respectively. The Company anticipates the number of active Distributors to increase as the Company expands its existing operations, enters new international markets and as current Distributors grow their businesses.

        Sales revenue related to the United States operations increased slightly in 2001 to $177.8 million compared to $177.2 million in 2000. Sales revenue decreased approximately 6 percent for 2000 compared to $188.8 million in 1999. The increase in sales revenue for the year ended December 31, 2001, is primarily the result of increased marketing incentives to attract new distributors. Price increases of 1 percent in the Company's domestic market went into effect in both 2001 and 2000, and resulted in greater sales revenue for these years. A price increase of approximately 1 percent, primarily associated with increased raw material costs, is scheduled to become effective on April 1, 2002. Management believes this price increase in its domestic market will be acceptable to its sales force and will result in increased sales revenue.

        International sales revenue increased to $140.9 million in 2001 compared to $137.6 million in 2000, an increase of approximately 2 percent. Sales revenue increased approximately 30 percent in 2000 compared to $106.0 million in 1999. Price increases are planned in various international markets to adjust for foreign currency devaluations and increases in the cost of finished products. Management believes the price increases will be acceptable to its sales force and will result in increased sales revenue. During 2001, the Company's operation in Brazil experienced a 57 percent decrease in sales revenue to $9.6 million compared to $22.1 million in 2000. The decrease in sales revenue was due to import regulations imposed by the Brazilian government. The Company expects these new regulations to continue to adversely impact sales revenue and operating results during 2002. Further information related to the United States and international segments is set forth in Note 13 of Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

Costs and Expenses

        The Company's costs and expenses, which include cost of goods sold, volume incentives, and selling, general and administrative, are identified as a percent of sales in the table below:

Year ended December 31	2001	2000	1999
Cost of goods sold	18.1%	17.6%	17.3%
Volume incentives	44.1	44.3	44.9
Selling, general and administrative	30.3	29.6	28.6

	92.5%	91.5%	90.8%

Cost of Goods Sold

        Cost of goods sold as a percent of sales increased in 2001 as compared to 2000 and 1999, primarily as a result of the increase in international sales revenue where cost of goods sold was slightly higher than in the United States, as well as increased cost of goods sold in the Company's Brazilian operation.

        Management believes that cost of goods sold as a percent of sales will decrease slightly during 2002 as compared to 2001 due to the Company's ability to lower importation costs in its Brazilian operation.

Volume Incentives

        Volume incentives are a significant part of the Company's direct sales marketing program and represent payments made to its independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume incentives as a percent of sales decreased slightly during 2001 as compared to 2000 and 1999, primarily as a result of the increase in international sales revenue where volume incentives are slightly lower than in the Company's domestic operation.

        Management expects volume incentives as a percent of sales to decrease slightly during 2002 as compared to 2001 due to the growth of the Company's international operations.

Selling, General and Administrative

        Selling, general and administrative increased $3.3 million in 2001 compared to an increase of $9.0 million in 2000 and an increase of $7.4 million in 1999, primarily as the result of continued expansion in the Company's international operations as well as additional selling, general and administrative expenses associated with Synergy. During 2001, selling, general and administrative associated with Synergy totaled $4.4 million. Selling, general and administrative as a percent of sales increased to 30.3 percent in 2001 compared to 29.6 percent in 2000 and 28.6 percent in 1999. This category includes costs for research and development, distribution as well as incentive programs such as the Company's conventions.

        Management believes that selling, general and administrative as a percent of sales will decrease slightly during 2002 as compared to 2001 due to cost-control measures in the United States operations. In the Company's international operations planned selling, general and administrative reductions are anticipated in the Company's Synergy and Brazilian operations.

Income Taxes

        The effective income tax rate was 34.2 percent for 2001, compared to 38.6 percent reported in 2000 and 1999. Due to significant political and economic difficulties in Argentina, the Company dissolved its operations in that country and liquidated its assets. Through this process, the Company realized a tax deduction in the United States for the corresponding loss, arising from the write-off of its investment in Argentina. The Company anticipates its effective tax rate to return to its historical rates during 2002.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2001, the Company generated cash from operating activities of $25.8 million compared to $29.1 million in 2000. The decrease in cash generated from operating activities was primarily due to reduced net income in 2001 compared to 2000 as well as an increase in inventory and decreases in accrued expenses due to the timing of payments.

        Capital expenditures were $15.5 million and $5.0 million for the years ended December 31, 2001 and 2000, respectively. The increase in capital expenditures was primarily due to the construction of the manufacturing, research and development and quality assurance areas of its manufacturing facility expansion. Construction began during the fourth quarter of 2000 and should be completed in the second quarter of 2002. Capital expenditures related to this project were $11.7 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively, bringing total capital expenditures relating to this project of $13.0 million. The total cost of the project is expected to be approximately $14.0 million. Residual capital expenditures not related to this expansion were primarily for equipment, computer systems and software, office furniture and leasehold improvements made to enhance existing operations as well as the expansion of international markets.

        During 2001, the Company entered into an exclusive, marketing agreement with HealtheTech, Inc., to make available personal health monitoring devices and personalized, diet and nutrition software to its distributors. As part of this agreement, the Company purchased approximately $2.0 million worth of HealtheTech, Inc. common stock at fair market value.

        During 2001, the Company's wholly owned subsidiary, Innovative Botanical Solutions, Inc., entered into an exclusive agreement with Cetalon Corporation to manufacture a proprietary line of Cetalon-branded herbs and vitamins. Additionally, Innovative Botanical Solutions purchased approximately $2.0 million in Cetalon common stock. A loan of $1.0 million was also provided to Cetalon Corporation, and an option obtained for Innovative Botanical Solutions to purchase additional shares of Cetalon common stock.

        The majority of the Company's unrealized losses are due to the investments made in Cetalon Corporation, which are carried at fair market value and classified as available for sale. Cetalon's stock price has continued to decline since the Company made it's initial investment, however, Cetalon has taken steps to secure additional funding and has restructured its management team. The Company is monitoring this investment on an ongoing basis.

        For the year ended December 31, 2000, the Company used cash of approximately $4.8 million to purchase certain assets of Synergy Worldwide, Inc. ("Synergy"). Additional information related to the purchase of certain assets of Synergy is set forth in Note 2 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

        In October 1999, the Board of Directors authorized the repurchase of 1,000,000 shares of the Company's common stock. The repurchase of these shares was completed in January 2001, and in February 2001, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's common stock. As of December 31, 2001, $1.6 million was spent to purchase approximately 142,000 shares under this plan. As of March 8, 2002, approximately 719,000 shares were available to be repurchased under this authorization. Under these two board-approved authorizations of 1,000,000 shares each, the Company spent approximately $2.7 million and $5.5 million in cash to repurchase common stock for the years ended December 31, 2001 and 2000, respectively.

        The Company has certain commitments related to operating leases as set forth in Note 12 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

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

Key Accounting Policies

        The Company's accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements appearing in Item 8 of this Report. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

        The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with its evaluation of impairment of long-lived assets as well as those used in the determination of liabilities related to convention costs, other travel incentives and taxation. In addition, significant estimates form the basis for the Company's reserves with respect to the collection of accounts receivable, inventory valuations and certain benefits provided to current employees. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience and current and expected economic conditions. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Forward-Looking Information

        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and other items in this Form 10-K may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate but not be limited to projections of revenues, costs and expenses, income or loss, capital expenditures, the expected development schedule of existing real estate projects, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from that set forth in, contemplated by or underlying the forward-looking statements.

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

Foreign Currency Risk

        During the year ended December 31, 2001, approximately 44 percent of the Company's revenue and approximately 46 percent of the Company's expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, and all revenue and expenses are translated at average exchange rates for the periods reported. Therefore, the Company's reported sales and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on the Company's future business, product pricing, results of operations or financial condition. Changes in currency exchange rates affect the relative prices at which the Company sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange rate fluctuations on the Company's operating results. The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

        The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which sales revenue exceeded $10.0 million during any of the years presented.

Year ended December 31	2001	2000	1999
Brazil	2.3	1.8	1.8
Japan	121.4	107.8	113.0
Mexico	9.3	9.4	9.5
South Korea	1,288.6	1,129.9	1,186.2
Venezuela	723.6	679.3	605.3

        Subsequent to December 31, 2001, Venezuela experienced a significant devaluation in the Bolivar, which could adversely effect the result of operations in future periods.

Interest Rate Risk

        The primary objectives of the Company's investment activities are to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by purchasing investment grade securities; substantially all of which either mature within the next twelve months or have characteristics of marketable securities. At December 31, 2001, the Company had investments of $17.1 million of which $6.9 million were held as municipal obligations, carry an average fixed interest rate of 5.25 percent and mature between one and five years. A hypothetical 1 percent change in interest rates would not have had a material effect on the Company's liquidity, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nature's Sunshine Products, Inc.:

We have audited the accompanying consolidated balance sheets of Nature's Sunshine Products, Inc. (a Utah corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Nature's Sunshine Korea, Ltd. and Nature's Sunshine Products N.S.P. de Venezuela, C.A., wholly owned subsidiaries, as of December 31, 2001 and 2000 and for the years then ended. Additionally, we did not audit the financial statements of Nature's Sunshine, Japan Co., Ltd., a wholly owned subsidiary, as of December 31, 2000 and for the year then ended. Those statements collectively reflect 14 percent of total consolidated assets and 15 percent of total consolidated revenues in 2001, and 17 percent of both total consolidated assets and total consolidated revenues in 2000. The statements of Nature's Sunshine Korea, Ltd. and Nature's Sunshine Products N.S.P. de Venezuela, C.A. for 2001 and 2000, and Nature's Sunshine, Japan Co., Ltd. for 2000 were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for those entities, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors described above provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Nature's Sunshine Products, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 7, 2002

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts In Thousands, Except Per Share Information)

Year Ended December 31	2001	2000	1999
Sales Revenue	$318,722	$314,820	$294,779

Costs and Expenses:
Cost of goods sold	57,659	55,448	51,138
Volume incentives	140,540	139,441	132,268
Selling, general and administrative	96,625	93,303	84,263

	294,824	288,192	267,669

Operating Income	23,898	26,628	27,110

Other Income (Expense):
Interest and other income	1,666	1,935	2,585
Interest expense	(4)	(20)	(39)
Foreign exchange loss	(227)	(623)	(665)

	1,435	1,292	1,881

Income Before Provision for Income Taxes	25,333	27,920	28,991
Provision for Income Taxes	8,674	10,789	11,195

Net Income	16,659	17,131	17,796

Other Comprehensive Loss, net of tax:
Foreign currency translation adjustments	(1,448)	(1,962)	(2,736)
Net unrealized gains (losses) on marketable securities	(860)	(23)	109
Net realized (gains) losses on marketable securities included in net income	7	(111)	(136)

	(2,301)	(2,096)	(2,763)

Comprehensive Income	$14,358	$15,035	$15,033

Basic Net Income Per Common Share	$1.02	$1.02	$1.01

Diluted Net Income Per Common Share	$0.99	$1.02	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts In Thousands)

As of December 31	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$29,788	$28,803
Accounts receivable, net of allowance for doubtful accounts of $1,066 and $1,208, respectively	6,327	7,326
Inventories	26,834	26,043
Deferred income tax assets	1,188	2,174
Prepaid expenses and other	9,209	8,631

Total current assets	73,346	72,977
Property, plant and equipment, net	35,294	25,293
Long-term investments	12,973	10,715
Intangible and other assets, net	9,815	9,462

	$131,428	$118,447

Liabilities and Shareholders' Equity
Current Liabilities:
Line of credit	$—	$385
Accounts payable	4,814	4,961
Accrued volume incentives	12,005	9,807
Accrued liabilities	11,978	12,060
Income taxes payable	3,988	2,194

Total current liabilities	32,785	29,407

Long-Term Liabilities:
Deferred income tax liabilities	1,220	2,814
Deferred compensation	1,625	1,342

Total long-term liabilities	2,845	4,156

Commitments and Contingencies (Notes 10 and 12)
Shareholders' Equity:
Common stock, no par value; 20,000 shares authorized, 19,446 shares issued	36,308	37,435
Retained earnings	116,836	102,347
Treasury stock, at cost, 3,180 and 3,020 shares, respectively	(43,538)	(43,391)
Accumulated other comprehensive loss	(13,808)	(11,507)

Total shareholders' equity	95,798	84,884

	$131,428	$118,447

The accompanying notes are an integral part of these consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts In Thousands)

Year Ended December 31	2001	2000	1999
Common Stock:
Balance at beginning of year	$37,435	$37,659	$37,528
Tax benefit related to exercise of stock options	226	36	—
Issuance of stock options	—	—	132
Issuance of 143, 17 and 0 shares of treasury stock, respectively	(1,353)	(260)	(1)

Balance at end of year	36,308	37,435	37,659

Retained Earnings:
Balance at beginning of year	102,347	87,463	72,013
Net income	16,659	17,131	17,796
Cash dividends	(2,170)	(2,247)	(2,346)

Balance at end of year	116,836	102,347	87,463

Treasury Stock:
Balance at beginning of year	(43,391)	(38,174)	(28,926)
Purchase of 303, 719 and 897 shares of common stock, respectively	(2,705)	(5,509)	(9,249)
Issuance of 143, 17 and 0 shares of treasury stock, respectively	2,558	292	1

Balance at end of year	(43,538)	(43,391)	(38,174)

Accumulated Other Comprehensive Loss:
Balance at beginning of year	(11,507)	(9,411)	(6,648)
Other comprehensive loss	(2,301)	(2,096)	(2,763)

Balance at end of year	(13,808)	(11,507)	(9,411)

Total Shareholders' Equity	$95,798	$84,884	$77,537

The accompanying notes are an integral part of these consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts In Thousands)

Increase (Decrease) in Cash and Cash Equivalents

Year Ended December 31	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,659	$17,131	$17,796
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (Decrease) in allowance for doubtful accounts	(142)	(83)	472
Depreciation and amortization	6,827	6,926	6,060
Tax benefit from stock option exercise	226	36	—
Loss on sale of property and equipment	145	110	68
Deferred income taxes	(608)	2,089	(1,046)
Deferred compensation	283	290	794
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	1,141	(153)	2,377
Inventories	(791)	2,291	(4,166)
Prepaid expenses and other	(578)	(683)	(3,848)
Accounts payable	(147)	(318)	876
Accrued volume incentives	2,198	(878)	1,047
Accrued liabilities	(304)	3,581	89
Income taxes payable	1,794	(74)	(1,011)
Cumulative currency translation adjustments	(911)	(1,119)	(1,943)

Net cash provided by operating activities	25,792	29,146	17,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,491)	(5,005)	(4,459)
Proceeds from (Purchase of) investments, net	(3,111)	1,519	(720)
Purchase of other assets	(872)	(1,357)	(2,811)
Payments received (Advances on) long-term receivables, net	(681)	23	(229)
Proceeds from sale of property and equipment	39	72	86
Cash paid for acquisition	—	(4,824)	—

Net cash used in investing activities	(20,116)	(9,572)	(8,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(2,705)	(5,509)	(9,249)
Payments of cash dividends	(2,170)	(2,247)	(2,346)
Proceeds from exercise of stock options	1,106	29	—
Repayments of short-term debt	(385)	(634)	(710)

Net cash used in financing activities	(4,154)	(8,361)	(12,305)

Effect of Exchange Rates on Cash and Cash Equivalents	(537)	(843)	(793)

Net Increase (Decrease) in Cash and Cash Equivalents	985	10,370	(3,666)
Cash and Cash Equivalents at Beginning of the Year	28,803	18,433	22,099

Cash and Cash Equivalents at End of the Year	$29,788	$28,803	$18,433

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,970	$9,668	$13,682
Cash paid for interest	4	20	37

Supplemental disclosure of non-cash investing and financing activities:
Cost in excess of fair value of assets acquired	$418	$—	$—
Disposition of assets in exchange for note receivable	120	—	—
Acquisition of minority interest	—	—	1,131
Issuance of stock options	—	—	132

The accompanying notes are an integral part of these consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share information)

NOTE 1: OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Nature's Sunshine Products, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company") are primarily engaged in the manufacturing and marketing of herbal products, vitamin and mineral supplements, personal care and homeopathic products. The Company sells its products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company's major product groups are subject to regulation by one or more governmental agencies.

        The Company markets its products in the United States, South Korea, Brazil, Mexico, Venezuela, Japan, Canada, Central America, Colombia, Peru, the United Kingdom, Ecuador, Chile and Israel. The Company also exports its products to several other countries, including Argentina, Australia, Malaysia, New Zealand, Norway and the Russian Federation.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts and transactions of Nature's Sunshine Products, Inc. and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

        Prior to 1999, the Company's subsidiary in Japan was majority-owned. During 1999, the Company forgave receivables due from minority shareholders totaling $1,131 in exchange for their minority interest. At December 31, 2001 and 2000, all of the Company's subsidiaries were wholly owned.

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

Investments

        A substantial portion of the Company's investments are categorized as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss) in shareholders' equity. The cost of the securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities are included in interest and other income.

        The Company has certain investments classified as trading securities. The Company maintains its trading securities portfolio to generate returns that offset changes in certain liabilities related to the Company's deferred compensation arrangements (see Note 10). The trading securities portfolio consists of marketable securities, which are recorded at fair value. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

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

Inventories

        Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. At December 31, 2001, management believes the Company had incurred no material impairments in the carrying value of its inventories, other than impairments for which a provision has been made.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for buildings and improvements range from 20 to 30 years, and equipment, furniture and fixtures range from 3 to 10 years. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred, and major improvements are capitalized. Gains or losses on sales or retirements are included in the consolidated statement of income in the year of disposition.

Intangible Assets

        Intangible assets include trademarks, customer lists and goodwill associated with the acquisition of Synergy Worldwide, Inc. ("Synergy") (see Note 2) and the acquisition of the minority interest of the Company's subsidiary in Japan. Goodwill is being amortized using the straight-line method over periods from five to ten years. Other intangibles are amortized using the straight-line method over their estimated useful lives ranging from three to five years. Amortization expense associated with intangible assets was $1,384, $1,036 and $499 in 2001, 2000 and 1999, respectively. Intangible assets, net of accumulated amortization, totaled $4,644 and $5,297 at December 31, 2001 and 2000, respectively. Accumulated amortization totaled $2,724 and $1,655 at December 31, 2001 and 2000, respectively.

Impairment of Long-Lived Assets

        The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. At December 31, 2001, the Company did not consider any of its long-lived assets impaired. See "Recent Accounting Pronouncements".

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

        Countries considered having highly inflationary economies were Venezuela during 2001, and Venezuela and Ecuador during 2000 and 1999. Venezuela ceased to be considered highly inflationary at the end of the third quarter 2001. The functional currency in these highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments which are included in the consolidated statements of income and comprehensive income.

Revenue Recognition

        For domestic sales, the Company generally receives its product sales price in the form of cash or credit card accompanying the orders from independent Distributors and Managers. From time to time, the Company's domestic operation extends short-term credit associated with product promotions. For certain of the Company's international operations, the Company offers credit terms consistent with industry standards within each respective country. Sales revenue and related volume incentives are recorded when the merchandise is shipped. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities. Payments of volume incentives related to product orders are made in the month following the sale.

        The Company accounts for shipping and handling fees in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under EITF 00-10 guidelines, amounts billed to a customer for shipping and handling should be classified as revenue. Shipping and handling revenue of approximately $7,446, $5,571 and $5,590, was classified as sales revenue for the years ended December 31, 2001, 2000 and 1999, respectively. The corresponding shipping and handling expenses are classified in selling, general and administrative expenses and were approximately equivalent to the amounts classified as sales revenue.

Selling Expenses

        Independent Distributors and Managers may earn Company-paid attendance at conventions as well as other travel awards by achieving the required levels of product purchases within a specified qualification period. Convention costs and other travel expenses are accrued over the qualification period as they are earned. Accordingly, the Company has accrued convention costs of approximately $4,531 and $3,724 at December 31, 2001 and 2000, respectively.

Advertising Costs

        Advertising costs are expensed as incurred and totaled $0, $0 and $1,441 in 2001, 2000 and 1999, respectively.

Research and Development

        All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development costs were approximately $1,912, $1,830 and $1,657 in 2001, 2000 and 1999, respectively,

Income Taxes

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

        Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 2001
Basic EPS	$16,659	16,283	$1.02
Effect of options	—	568

Diluted EPS	$16,659	16,851	$0.99
December 31, 2000
Basic EPS	$17,131	16,830	$1.02
Effect of options	—	45

Diluted EPS	$17,131	16,875	$1.02
December 31, 1999
Basic EPS	$17,796	17,585	$1.01
Effect of options	—	160

Diluted EPS	$17,796	17,745	$1.00

        At December 31, 2001, 2000 and 1999, there were outstanding options to purchase 494, 1,103 and 557 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the year.

Reclassifications

        Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"), which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of SFAS 141 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definite lives will continue to be amortized over their useful lives. However, goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the non-amortization and amortization provisions of this Statement. This Statement is effective for the Company's 2002 fiscal year. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. The adoption of SFAS 142 is not expected to have a material impact on the Company's consolidated results of operations, liquidity, financial position or cash flows.

        In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2002 fiscal year. The adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2002 fiscal year. The adoption of SFAS 144 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 2: ACQUISITIONS AND DISPOSITIONS

        On December 31, 2001, the Company sold the assets of Nature's Sunshine Products S.A., a wholly owned subsidiary of Nature's Sunshine Products, Inc. with operations in Argentina, for $120. The $120 consideration for the assets purchased under the terms of the agreement will be paid over a five-year period in equal monthly installments at a market interest rate. The assets sold are collateral for the note receivable.

        On October 31, 2000, the Company acquired certain assets of Synergy, a direct marketing company involved in the distribution and sale of high quality nutritional, personal care and other products with an emphasis on the Asian markets. The total consideration paid in connection with this transaction was approximately $4,824 in cash. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net identifiable assets acquired was approximately $3,128. This amount was recorded as goodwill and is being amortized using the straight-line method over a period of 10 years. See "Recent Accounting Pronouncements" in Note 1.

NOTE 3: INVENTORIES

        The composition of inventories is as follows:

As of December 31	2001	2000
Raw materials	$6,571	$6,400
Work in process	928	1,345
Finished goods	19,335	18,298

	$26,834	$26,043

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

        The composition of property, plant and equipment is as follows:

As of December 31	2001	2000
Buildings and improvements	$28,355	$18,975
Machinery and equipment	17,045	13,758
Furniture and fixtures	18,252	17,155

	63,652	49,888
Accumulated depreciation and amortization	(29,642)	(25,864)
Land	1,284	1,269

	$35,294	$25,293

NOTE 5: INVESTMENTS

        The amortized cost and estimated market values of available-for-sale securities by balance sheet classification are as follows:

As of December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Cash equivalents:
Municipal obligations	$5,779	$—	$—	$5,779

Total cash equivalents	5,779	—	—	5,779

Long-term investments:
Municipal obligations	6,789	166	(8)	6,947
Equity securities	5,617	243	(1,460)	4,400

Total long-term investments	12,406	409	(1,468)	11,347

Total available-for-sale securities	$18,185	$409	$(1,468)	$17,126

As of December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Cash equivalents:
Municipal obligations	$4,408	$—	$—	$4,408

Total cash equivalents	4,408	—	—	4,408

Long-term investments:
Municipal obligations	8,457	95	(50)	8,502
Equity securities	588	360	(77)	871

Total long-term investments	9,045	455	(127)	9,373

Total available-for-sale securities	$13,453	$455	$(127)	$13,781

        Contractual maturities of long-term debt securities at market value at December 31, 2001, are as follows:

Mature after one year through five years	$6,947
Mature after five years	—

Total long-term investments	$6,947

        During 2001, 2000 and 1999, the proceeds from the sales of available-for-sale securities were $1,721, $1,786 and $1,689, respectively. The gross realized gains on sales of available-for-sale securities were $99, $159 and $165 for each of the years ended December 31, 2001, 2000 and 1999, respectively. The gross realized losses on the sales of available-for-sale securities were $106, $48 and $29 for the years ended December 31, 2001, 2000 and 1999, respectively.

        The Company's trading securities portfolio totaled $1,625 and $1,342 at December 31, 2001 and 2000, respectively, including losses of $143 and gains of $43, respectively.

NOTE 6: LINE OF CREDIT

        During 2001 and 2000, the Company had an operating line of credit in Japan with an interest rate of 2 percent payable in local currency to facilitate payment of operating expenses. The line of credit was unsecured, matured during 2001 and was not renewed. The outstanding borrowings under the line of credit at December 31, 2001 and 2000, were $0 and $385, respectively. The weighted average amounts outstanding under this line of credit were $148 and $662 for 2001 and 2000, respectively.

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE LOSS

        The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 1999	$(9,748)	$337	$(9,411)
Period Change	(1,962)	(134)	(2,096)

Balance as of December 31, 2000	(11,710)	203	(11,507)
Period Change	(1,448)	(853)	(2,301)

Balance as of December 31, 2001	$(13,158)	$(650)	$(13,808)

NOTE 8: INCOME TAXES

        The domestic and foreign components of income before provision for income taxes are as follows:

Year Ended December 31	2001	2000	1999
Domestic	$14,594	$17,227	$26,751
Foreign	10,739	10,693	2,240

Total	$25,333	$27,920	$28,991

        The provision (benefit) for income taxes consists of the following:

Year Ended December 31	2001	2000	1999
Current:
Federal	$3,531	$4,913	$8,778
State	975	1,324	1,638
Foreign	4,776	2,463	2,031

	9,282	8,700	12,447

Deferred:
Federal	(1,385)	1,169	(889)
State	(38)	415	(163)
Foreign	815	505	(200)

	(608)	2,089	(1,252)

Total provision for income taxes	$8,674	$10,789	$11,195

        The income tax benefit associated with the nonqualified stock option plan decreased the income tax payable by $226, $36 and $0 in 2001, 2000 and 1999, respectively. These benefits were recorded as an increase to common stock.

        The provision for income taxes, as a percentage of income before provision for income taxes, differs from the statutory Federal income tax rate due to the following:

Year Ended December 31	2001	2000	1999
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	2.1	2.9	3.4
Foreign and other tax credits	(11.4)	(10.8)	(4.3)
Net effect of foreign subsidiaries' tax attributes	18.2	10.4	6.3
Write-off of Argentina subsidiary investment	(8.1)	—	—
Other	(1.6)	1.1	(1.8)

Effective income tax rate	34.2%	38.6%	38.6%

        The significant components of the deferred income tax assets and liabilities are as follows:

Year Ended December 31	2001	2000
Deferred income tax assets:
Inventory	$449	$397
Accrued liabilities	1,490	1,125
State income taxes	341	464
Foreign tax credits	126	126
Deferred compensation	682	518
Amortization of intangibles	533	359
Bad debts	126	152
Other	535	892

Total deferred income tax assets	4,282	4,033

Year Ended December 31	2001	2000
Deferred income tax liabilities:
Accelerated depreciation	(2,435)	(3,550)
Unrealized gain on investments	—	(141)
Prepaid expenses	(1,295)	(560)
Other	(584)	(422)

Total deferred income tax liabilities	(4,314)	(4,673)

Net deferred income tax liabilities	$(32)	$(640)

        Although realization of the net deferred tax assets is not assured, management believes it is more likely than not that all of the net deferred income tax assets will be realized. The amount of net deferred tax assets considered realizable could be reduced based on changing conditions.

        At December 31, 2001, the Company had available net operating losses for foreign income tax purposes of $9,536 and for financial reporting purposes of $9,950. The tax net operating losses will expire in 2002 through 2006. Certain of these net operating losses may be limited by the extent of foreign taxable income in future years. Due to the uncertainty regarding the utilization of these net operating loss carry-forwards, management has provided valuation allowances of $2,806, which are equal to the amount of the deferred income tax assets related to the net operating loss carry-forwards of the foreign subsidiaries.

NOTE 9: CAPITAL TRANSACTIONS

  Treasury Stock

        During 2001, 2000 and 1999, the Company repurchased 303, 719 and 897 shares of common stock for a total of $2,705, $5,509 and $9,249, respectively. On February 6, 2001, the Board of Directors authorized the repurchase of an additional 1,000 shares of its common stock. As of December 31, 2001, the Company had repurchased 142 shares of stock under this authorization.

  Stock Options

        The Company maintains a stock option plan, which provides for the granting or awarding of certain nonqualified stock options to officers, directors and employees. The term, not to exceed 10 years, and the vesting and exercise period of each stock option awarded under the plan are determined by the Company's Board of Directors. All grants were made at the fair market value of the stock at the date of grant. At December 31, 2001, the Company had approximately 339 shares available to be granted under the plan. At December 31, 2001, the Company had reserved approximately 3,180 treasury shares to accommodate the exercise of outstanding options.

        Stock option activity for 2001, 2000 and 1999 consisted of the following:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 1998	1,129	$14.15
Issued	2,945	8.42
Forfeited or canceled	(667)	18.15
Exercised	—	—

Options outstanding at December 31, 1999	3,407	8.65
Issued	175	8.63
Forfeited or canceled	(68)	8.99
Exercised	(16)	1.79

Options outstanding at December 31, 2000	3,498	8.67
Issued	1,028	7.87
Forfeited or canceled	(570)	11.65
Exercised	(133)	7.74

Options outstanding at December 31, 2001	3,823	$8.04

        Shares related to the exercise of stock options were issued from treasury stock during 2001 and 2000. Options for 2,008, 1,216 and 452 shares of common stock with weighted average exercise prices of $8.19, $8.08 and $8.14, were exercisable on December 31, 2001, 2000 and 1999, respectively.

        The following table summarizes information about options outstanding and options exercisable at December 31, 2001.

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Shares Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Shares Exercisable	Weighted-Avg. Exercise Price Per Share
$4.03 to $9.95	3,621	4.1 years	$7.77	1,828	$7.71
$10.00 to $16.88	200	7.0 years	12.88	178	12.99
$20.00 to $22.25	2	4.8 years	21.50	2	21.50

$4.03 to $22.25	3,823	4.2 years	8.04	2,008	8.19

        The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income for the years ended December 31, 2001, 2000 and 1999. Had compensation costs been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following proforma amounts:

Year ended December 31		2001	2000	1999
Net Income	As reported Proforma	$16,659 14,432	$17,131 14,579	$17,796 15,612
Basic Earnings Per Share	As reported Proforma	$1.02 ..89	$1.02 ..87	$1.01 ..89
Diluted Earnings Per Share	As reported Proforma	$.99 ..86	$1.02 ..86	$1.00 ..88

        The weighted average fair value of options granted was $7.87, $8.63 and $8.42 for 2001, 2000 and 1999, respectively. The fair value of each option granted is estimated on the date of grant using the Black- Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rate of 3 percent in 2001 with an expected life of 5 years, 6.5 percent in 2000 with an expected life of six years and 6.5 percent in 1999 with an expected life of 7 years. The expected dividend yield was approximately 1 percent in 2001, and 1.5 percent in 2000 and 1999, respectively, and expected volatility of 63, 46 and 63 percent in 2001, 2000 and 1999, respectively. The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change, the estimated fair value amounts could be significantly different.

NOTE 10: EMPLOYEE BENEFIT PLANS

  Deferred Compensation Plans

        The Company sponsors a qualified deferred compensation plan, which qualifies under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee's compensation. The Company's contributions to the plan vest after a period of four years. During 2001, 2000 and 1999, the Company contributed to the plan approximately $743, $623 and $640, respectively.

        During 1998, the Company established a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant's share of employment taxes). The deferrals become an obligation owed to the participant by the Company under the plan. At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. The plan is not qualified under Section 401 of the Internal Revenue Code. Upon separation of the participant from the service of the Company, the obligation owed to the participant under the plan will be paid over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out.) At December 31, 2001 and 2000, the amounts payable under the plan are valued at the fair market value of the related assets and total $1,625 and $1,342, respectively.

  Management and Employee Bonus Plan

        The Company has a bonus plan that provides for participants to receive payments based upon the achievement of specified annual increases in revenue and operating income as set by the Board of Directors as well as individual objectives. The expense related to the bonus plan was approximately $1,454, $2,065 and $160 for 2001, 2000 and 1999, respectively, and was included in accrued liabilities at year-end. All domestic employees as well as key international employees participate in the bonus plan.

NOTE 11: RELATED-PARTY TRANSACTION

        During 2001, the Company's wholly owned subsidiary, Innovative Botanical Solutions, Inc., entered into an exclusive agreement with Cetalon Corporation to manufacture a proprietary line of Cetalon-branded herbs and vitamins. Additionally, Innovative Botanical Solutions, Inc., purchased approximately $2,000 in Cetalon common stock. This investment is recorded using the cost method, carried at fair market value and classified as available for sale. The Company assesses this investment on a quarterly basis for impairment. A loan of $1,000 with a market rate of interest was also provided to Cetalon Corporation, and in connection therewith, Innovative Botanical Solutions, Inc., obtained an option to purchase additional shares of Cetalon common stock. Two officers of the Company are on the Board of Directors of Cetalon. These officers are not compensated for serving in this capacity.

        During 1999, as part of the Company's marketing efforts, the Company spent approximately $410 for the services of an outside advertising agency. The president and chief executive officer of the advertising agency is a relative of an executive officer and director of the Company. The terms for these services were comparable to third-party rates.

NOTE 12: COMMITMENTS AND CONTINGENCIES

        The Company leases certain facilities and equipment used in its operations. The Company incurred expenses of approximately $3,883, $3,640 and $3,123 in connection with operating leases during 2001, 2000 and 1999, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2001, were as follows:

Year Ending December 31
2002	$2,569
2003	1,477
2004	811
2005	500
2006	111
Thereafter	385

$5,853

        The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with legal counsel, believes that any liability as a result of these matters will not have a material adverse effect upon the Company's results of operations, liquidity or financial position.

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

        Operating segment information for the years ended December 31, 2001, 2000 and 1999 is as follows:

Year Ended December 31	2001	2000	1999
Sales Revenue:
United States	$177,807	$177,228	$188,786
International:
Latin America	71,930	79,089	69,805
Asia Pacific	45,740	39,659	19,406
Other	23,245	18,844	16,782

	318,722	314,820	294,779

Operating Expenses:
United States	160,212	156,845	163,942
International:
Latin America	68,457	76,094	67,332
Asia Pacific	44,014	37,086	20,941
Other	22,141	18,167	15,454

	294,824	288,192	267,669

Operating Income (Loss):
United States	17,595	20,383	24,844
International:
Latin America	3,473	2,995	2,473
Asia Pacific	1,726	2,573	(1,535)
Other	1,104	677	1,328

	23,898	26,628	27,110

Unallocated Amounts
Other Income	1,435	1,292	1,881

Income Before Provision for Income Taxes	$25,333	$27,920	$28,991

Year Ended December 31	2001	2000	1999
Capital Expenditures:
United States	$13,554	$3,205	$2,699
International:
Latin America	606	903	830
Asia Pacific	1,186	573	770
Other	145	324	160

	$15,491	$5,005	$4,459

Depreciation and Amortization:
United States	$4,250	$4,513	$4,084
International:
Latin America	1,118	1,594	1,453
Asia Pacific	1,189	642	416
Other	270	177	107

	$6,827	$6,926	$6,060

        Revenues by classes of principal product lines for the years ended December 31, 2001, 2000 and 1999 are as follows:

Year Ended December 31	2001	2000	1999
Sales Revenue by Product Lines:
Herbal Products	$213,227	$217,202	$188,816
Vitamins and Mineral Supplements	85,313	71,680	75,190
Personal Care Products	6,730	7,511	7,488
Homeopathic	2,174	2,163	2,483
Other	11,278	16,264	20,802

	$318,722	$314,820	$294,779

        Individual countries, which comprise 10 percent or more of consolidated sales revenue for the years ended December 31, 2001, 2000 and 1999 are as follows:

Year Ended December 31	2001	2000	1999
Sales Revenue:
United States	$177,807	$177,228	$188,786
Other	140,915	137,592	105,993

	$318,722	$314,820	$294,779

        Individual countries that comprise 10 percent or more of consolidated long-lived assets, consisting of property, plant and equipment and intangible assets are as follows:

As of December 31	2001	2000
Long-Lived Assets:
United States	$29,079	$19,492
Other	10,859	11,098

	$39,938	$30,590

As of December 31	2001	2000
Assets:
United States	$81,736	$66,232
International:
Latin America	25,402	29,434
Asia Pacific	20,424	17,858
Other	3,866	4,923

Total Assets	$131,428	$118,447

NOTE 14: SUMMARY OF QUARTERLY OPERATIONS—UNAUDITED

2001	Sales Revenue	Cost of Goods Sold	Volume Incentives	Selling, General and Admin.	Operating Income	Other Income (Expense)	Income Before Income Taxes	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
First Qtr	$81,694	$14,613	$36,283	$24,393	$6,405	$(41)	$6,364	$4,022	$0.25	$0.25
Second Qtr	81,760	14,655	35,929	24,395	6,781	695	7,476	4,696	0.29	0.28
Third Qtr	77,944	14,146	34,006	23,231	6,561	200	6,761	4,219	0.26	0.25
Fourth Qtr	77,324	14,245	34,322	24,606	4,151	581	4,732	3,722	0.23	0.22

	$318,722	$57,659	$140,540	$96,625	$23,898	$1,435	$25,333	$16,659	$1.02	$0.99

2000
First Qtr	$81,426	$14,365	$36,567	$23,559	$6,935	$404	$7,339	$4,496	$0.26	$0.26
Second Qtr	79,689	13,797	35,325	22,869	7,698	357	8,055	4,891	0.29	0.29
Third Qtr	77,145	13,696	33,940	22,186	7,323	20	7,343	4,472	0.27	0.27
Fourth Qtr	76,560	13,590	33,609	24,689	4,672	511	5,183	3,272	0.20	0.20

	$314,820	$55,448	$139,441	$93,303	$26,628	$1,292	$27,920	$17,131	$1.02	$1.02

        Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information called for by Item 10 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2001, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 11. Executive Compensation

        Information called for by Item 11 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2001, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information called for by Item 12 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2001, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 13. Certain Relationships and Related Transactions

        Information called for by Item 13 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2001, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

PART IV

Item 14. Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a)(1)	List of Financial Statements
The following are filed as part of this Report:
Report of Independent Public Accountants
Consolidated balance sheets as of December 31, 2001 and 2000.
Consolidated statements of income and comprehensive income for the years ended December 31, 2001, 2000 and 1999.
Consolidated statements of shareholders' equity for the years ended December 31, 2001, 2000 and 1999.
Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999.
Notes to Consolidated Financial Statements
(a)(2)	List of Financial Statement Schedulesql]
Report of Independent Public Accountants on Consolidated Financial Statement Schedule.
Schedule II—Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained in this Report.
(a)(3)	List of Exhibits
	3.1	[1]	Restated Articles of Incorporation
	3.2	[2]	By-laws, as amended
	10.2	[3]
Form of Employment Agreement between the Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements
	10.3	[4]	1995 Stock Option Plan
	10.4	[4]	Form of Stock Option Agreement (1995 Stock Option Plan)
	10.5	[5]	1998 Employee Incentive Compensation Plan
	10.6	[6]	Supplemental Elective Deferral Plan
	10.7	[6]	Executive Loan Program
	21		List of Subsidiaries of Registrant
	23.1		Consent of Independent Public Accountants (Arthur Andersen LLP)
	23.2		Report of Independent Public Accountants (Kinoshita CPA Office)
	23.3		Consent of Independent Public Accountants (Kinoshita CPA Office)
	23.4		Report of Independent Public Accountants (Lara Marambio & Asociados)

23.5	Consent of Independent Public Accountants (Lara Marambio & Asociados)
23.6	Report of Independent Public Accountants (Daesung Accounting Corporation)
23.7	Consent of Independent Public Accountants (Daesung Accounting Corporation)

1
Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference.

2
Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1985 and is incorporated herein by reference.

3
Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

4
Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

5
Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.

6
Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.

(b)
Reports on Form 8-K

    The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2001.

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

Nature's Sunshine Products, Inc.
(Registrant)

Date: March 14, 2002	By:	/s/ DANIEL P. HOWELLS Daniel P. Howells, President, C.E.O. and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DANIEL P. HOWELLS Daniel P. Howells	President, Chief Executive Officer and Director	March 14, 2002
/s/ CRAIG D. HUFF Craig D. Huff	Vice President of Finance, Treasurer, Chief Financial Officer, Chief Accounting Officer	March 14, 2002
/s/ DOUGLAS FAGGIOLI Douglas Faggioli	Chief Operating Officer and Director	March 14, 2002
/s/ KRISTINE F. HUGHES Kristine F. Hughes	Chairman of the Board and Director	March 14, 2002
/s/ EUGENE L. HUGHES Eugene L. Hughes	Vice President and Director	March 14, 2002
/s/ PAULINE T. HUGHES Pauline T. Hughes	Director	March 14, 2002
/s/ RICHARD HINCKLEY Richard Hinckley	Director	March 14, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To Nature's Sunshine Products, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Nature's Sunshine Products, Inc. and subsidiaries appearing in Item 8 in this Annual Report on Form 10-K, and have issued our report thereon dated February 7, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 7, 2002

NATURE'S SUNSHINE PRODUCTS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollar Amounts in Thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Balance at End of Year
Year ended December 31, 2001
Allowance for doubtful accounts receivable	$1,208	$476	$(622)	$4	$1,066
Allowance for obsolete inventory	1,155	1,145	(1,318)	—	982
Allowance for notes receivable	14	—	—	—	14
Year ended December 31, 2000
Allowance for doubtful accounts receivable	$1,291	$206	$(293)	$4	$1,208
Allowance for obsolete inventory	422	1,232	(499)	—	1,155
Allowance for notes receivable	14	—	—	—	14
Year ended December 31, 1999
Allowance for doubtful accounts receivable	$819	$625	$(157)	$4	$1,291
Allowance for obsolete inventory	627	506	(711)	—	422
Allowance for notes receivable	14	—	—	—	14

LIST OF EXHIBITS

Item No.		Exhibit	Located At Sequentially Numbered Page
3.1	[1]	Restated Articles of Incorporation	—
3.2	[2]	By-laws, as amended	—
10.2	[3]	Form of Employment Agreement between the Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements.	—
10.3	[4]	1995 Stock Option Plan	—
10.4	[4]	Form of Stock Option Agreement (1995 Stock Option Plan)	—
10.5	[5]	1998 Employee Incentive Compensation Plan	—
10.6	[6]	Supplemental Elective Deferral Plan	—
10.7	[6]	Executive Loan Program	—
21		List of Subsidiaries of Registrant	40
23.1		Consent of Independent Public Accountants (Arthur Andersen LLP)	41
23.2		Report of Independent Public Accountants (Kinoshita CPA Office)	42
23.3		Consent of Independent Public Accountants (Kinoshita CPA Office)	43
23.4		Report of Independent Public Accountants (Lara Marambio & Asociados)	44
23.5		Consent of Independent Public Accountants (Lara Marambio & Asociados)	45
23.6		Report of Independent Public Accountants (Daesung Accounting Corporation)	46
23.7		Consent of Independent Public Accountants (Daesung Accounting Corporation)	47

1
Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference.

2
Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1985 and is incorporated herein by reference.

3
Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

4
Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

5
Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.

6
Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Amounts In Thousands, Except Per Share Information)
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts In Thousands)
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Amounts In Thousands)
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts In Thousands)
NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share information)
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Financial Statement Schedules, Exhibits and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
NATURE'S SUNSHINE PRODUCTS, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (Dollar Amounts in Thousands)
LIST OF EXHIBITS