Form 10-Q
period 2002-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2002-05-13
CIK 275053

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002	Commission File Number 0-8707

NATURE’S SUNSHINE PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

75 East 1700 South Provo, Utah 84606
(Address of principal executive offices and zip code)

(801) 342-4300
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No  ☐

The number of shares of Common Stock, no par value, outstanding on May 9, 2002 was 16,102,441 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For The Quarter Ended March 31, 2002

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts In Thousands)

(Unaudited)

March 31, 2002

December 31, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,597	$29,788

Accounts receivable, net

5,941

6,327

Inventories	27,523	26,834
Deferred income tax assets	1,864	1,188
Prepaid expenses and other	8,202	9,209

Total Current Assets

74,127

73,346

PROPERTY, PLANT AND EQUIPMENT, net

34,809

35,294

LONG-TERM INVESTMENTS	10,685	12,973

INTANGIBLE ASSETS, net	4,426	4,753

OTHER ASSETS, net	4,906	5,062

	$128,953	$131,428
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,069	$4,814
Accrued volume incentives	11,150	12,005
Accrued liabilities	14,255	11,978
Income taxes payable	2,826	3,988

Total Current Liabilities	33,300	32,785

LONG-TERM LIABILITIES:

Deferred income tax liabilities

469

1,220

Deferred compensation	1,717	1,625

Total Long-Term Liabilities	2,186	2,845

SHAREHOLDERS’ EQUITY:
Common stock, no par value; 20,000 shares authorized, 19,446 shares issued	34,877	36,308
Retained earnings	115,407	116,836
Treasury stock, at cost, 3,209 and 3,180 shares, respectively	(42,964)	(43,538)
Accumulated other comprehensive loss	(13,853)	(13,808)

Total Shareholders’ Equity	93,467	95,798

	$128,953	$131,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts In Thousands, Except Per-Share Information)

(Unaudited)

Three Months Ended March 31,

	2002	2001

SALES REVENUE	$75,860	$81,694

COSTS AND EXPENSES:
Cost of goods sold	13,615	14,613

Volume incentives

33,375

36,283

Selling, general and administrative	27,087	24,393

	74,077	75,289
OPERATING INCOME	1,783	6,405

OTHER EXPENSE
Impairment of investment	(3,000)	—
Other income (expense), net	728	(41)
	(2,272)	(41)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(489)	6,364

PROVISION FOR INCOME TAXES	399	2,342

NET INCOME (LOSS)	(888)	4,022

OTHER COMPREHENSIVE LOSS, net of tax:

Foreign currency translation adjustments

(930

)

(1,006

)

Net unrealized holding gains (losses) on marketable securities

(540

)

2

Reclassification adjustment for losses included in net income (loss)	1,425	—
	(45)	(1,004)

COMPREHENSIVE INCOME (LOSS)	$(933)	$3,018

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.05)	$0.25

WEIGHTED AVERAGE BASIC COMMON SHARES	16,262	16,287

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.05)	$0.25

WEIGHTED AVERAGE DILUTED COMMON SHARES

16,262

16,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Amounts In Thousands)

(Unaudited)

Three Months Ended March 31,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(888)	$4,002
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,868	1,860
Tax benefit from stock option exercises	287	—
Loss on sale of property, plant and equipment	127	9
Deferred income taxes	(1,426)	(9)
Deferred compensation	91	57
Loss on impaired investment	3,000	—
Changes in assets and liabilities:
Accounts receivable, net	386	(581)
Inventories	(689)	854
Prepaid expenses and other assets	1,184	1,308
Accounts payable	255	(192)
Accrued volume incentives	(855)	2,634
Accrued liabilities	2,277	628
Income taxes payable	(1,161)	(13)
Cumulative currency translation adjustments	(786)	(519)
Net Cash Provided by Operating Activities	3,670	10,058
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,200)	(3,274)
Proceeds from (Purchase of) long-term investments, net	173	(51)
Payments received (Advances) on long-term receivables	(22)	91
Purchase of other assets	(20)	(278)
Proceeds from sale of property, plant and equipment	38	35
Net Cash Used in Investing Activities	(1,031)	(3,477)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(541)	(542)
Purchase of treasury stock	(2,137)	(1,136)
Repayments of short-term debt	—	(155)
Proceeds from exercise of stock options	992	16
Net Cash Used in Financing Activities	(1,686)	(1,817)
EFFECT OF EXCHANGE RATES ON CASH	(144)	(487)

NET INCREASE IN CASH AND CASH EQUIVALENTS

809

4,277

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	29,788	28,803
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$30,597	$33,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts In Thousands, Except Per-Share Information)

(Unaudited)

(1)           INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

The unaudited, condensed consolidated financial statements of Nature’s Sunshine Products, Inc. and subsidiaries included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading.

These condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the periods presented.  All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature.  Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2)           RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording identifiable intangible assets separate from goodwill and amounts previously recorded as goodwill may be separately identified and recognized apart from goodwill.  SFAS No. 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangibles, and instead these assets are reviewed for impairment on a periodic basis as appropriate. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company on January 1, 2002.

In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and classification of its intangible assets.  The Company determined that $3,213 of previously identified goodwill should be classified as an acquired distributor network and continue to be amortized over a 10-year period. The Company has determined that none of its intangible assets are impaired.  Because all of the Company’s intangible assets continue to be amortized over the same useful lives, there is no impact on operations.  Therefore, no reconciliation of reported net income (loss) to adjusted net income (loss) is presented.  Information regarding the Company’s intangible assets is as follows:

	As of March 31, 2002			As of December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Patents and Trademarks	$1,202	$888	$314	$1,202	$829	$373
Acquired Distributor Networks	5,634	1,891	3,743	5,634	1,674	3,960
Product Registrations	791	422	369	773	353	420

Total	$7,627	$3,201	$4,426	$7,609	$2,356	$4,753

Amortization expense for intangible assets for the three months ended March 31, 2002, was $345.  Estimated amortization expense for the remainder of 2002 and  the five succeeding  fiscal years follows:

Estimated Amortization Expense
2002 (remainder)	$1,012
2003	1,132
2004	521
2005	301
2006	300
2007	299

(3)           INVENTORIES

Inventories consist of the following:

	March 31, 2002	December 31, 2001

Raw materials	$8,140	$6,571
Work in process	1,038	928
Finished goods	18,345	19,335
	$27,523	$26,834

(4)           NET INCOME PER COMMON SHARE

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

As of March 31, 2002, the Company had a total of 3,759 common stock options outstanding.  These options were all granted at fair market value and have a weighted-average exercise price of $8.17 per share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2002 and 2001:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2002
Basic EPS	$(888)	16,262	$(0.05)
Effect of stock options	—	—	—
Diluted EPS	$(888)	16,262	$(0.05)

Three Months Ended March 31, 2001
Basic EPS	$4,022	16,287	$0.25
Effect of stock options	—	57	—
Diluted EPS	$4,022	16,344	$0.25

For the three months ended March 31, 2002 and 2001, there were outstanding options to purchase 3,759 and 1,246 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(5)           EQUITY TRANSACTIONS

The Company has declared consecutive quarterly cash dividends since 1988. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on April 30, 2002, to shareholders of record on May 14, 2002, and is payable on May 21, 2002.

For the three months ended March 31, 2002, the Company repurchased approximately 169 shares of its common stock at an average price per share of $12.66 as part of its 1,000-share buyback program authorized by the Company’s Board of Directors in February 2001.  As of May 9, 2002, the Company has approximately 555 shares remaining under the current buyback program.

(6)           ACCUMULATED OTHER COMPREHENSIVE LOSS

The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Available-for Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2001	$(13,158)	$(650)	$(13,808)
Current period change	(930)	885	(45)
Balance as of March 31, 2002	$(14,088)	$235	$(13,853)

(7)           SEGMENT INFORMATION

The Company has four operating segments.  These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  The Company evaluates performance based on operating income (loss).

The Company’s operating segments are based on geographic operations.  Intersegment sales are eliminated in consolidation and are not material.

Operating segment information for the three months ended March 31, 2002 and 2001, is as follows:

	2002	2001
Sales Revenue:
United States	$44,151	$46,044
International:
Latin America	15,754	19,864
Asia Pacific	10,030	10,264
Other	5,925	5,522
	75,860	81,694
Operating Expenses:
United States	43,075	41,596
International:
Latin America	14,881	18,361
Asia Pacific	10,490	10,290
Other	5,631	5,042
	74,077	75,289
Operating Income:
United States	1,076	4,448
International:
Latin America	873	1,503
Asia Pacific	(460)	(26)
Other	294	480
	1,783	6,405
Other Income (Expense)	(2,272)	(41)
Income (Loss) Before Provision for Income Taxes	$(489)	$6,364

Segment assets as of March 31, 2002 and December 31, 2001, are as follows:

	March 31, 2002	December 31, 2001
Assets
United States	$81,940	$81,736
International:
Latin America	24,029	25,402
Asia Pacific	19,093	20,424
Other	3,891	3,866
	$128,953	$131,428

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

The following table identifies (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

(Dollar Amounts in Thousands)

(Unaudited)

	(i)		(ii)
	Income and Expense Items as a Percent of Sales		Three Months Ended March 31 2002 to 2001
Income and	Three Months Ended March 31		Amount of Increase	Percent of
Expense Items	2002	2001	(Decrease)	Change
Sales	100.0%	100.0%	$(5,834)	(7.1)%

Cost of goods sold	17.9	17.9	(998)	(6.8)
Volume incentives	44.0	44.4	(2,908)	(8.0)
SG&A expenses	35.7	29.9	2,694	11.0

Total operating expenses	97.6	92.2	(1,212)	(1.6)

Operating income	2.4	7.8	(4,622)	(72.2)

Other income, net	(3.0)	—	(2,231)	5,441.5

Income before provision for income taxes	(0.6)	7.8	(6,853)	(107.7)

Provision for income taxes	0.6	2.9	(1,943)	(83.0)

Net income	(1.2)%	4.9%	$(4,910)	(122.1)%

Sales Revenue

Sales revenue for the three months ended March 31, 2002, was $75.9 million compared to $81.7 million for the same period in the prior year, a decrease of approximately 7 percent.  The decrease in sales revenue for the three months ended March 31, 2002, reflects decreases in sales revenue in both the Company’s United States and international operations.

Sales revenue in the Company’s United States operation for the three months ended March 31, 2002, was $44.2 million, a decrease of approximately 3 percent compared to the same period in the prior year.  Increased product competition in the nutritional supplement market, as well as increased competition for Distributors caused the sales revenue decrease in the United States.  The Company expects competition to remain strong for the foreseeable future.

The Company’s international operations reported sales revenue of $31.7 million for the three months ended March 31, 2002, a decrease of approximately 11 percent compared to the same period in the prior year.

Sales revenue in Latin America was $15.8 million for the three months ended March 31, 2002, a decrease of 21 percent compared to the same period in the prior year.  The sales revenue decline experienced in Latin America was primarily due to import restrictions imposed by the Brazilian government, as well as a decrease in sales revenue reported by Venezuela related to devaluation in the local currency.

Sales revenue in Asia Pacific was $10.0 million for the three months ended March 31, 2002, a decrease of 2 percent compared to the same period in the prior year.  The sales revenue decline experienced in the Company’s Asia Pacific markets is the result of continued sales revenue decreases experienced in the Company’s Synergy operation.

Sales revenue in the Company’s other markets was $5.9 million for the three months ended March 31, 2002, an increase of 7 percent compared to the same period in the prior year.  The growth in sales revenue experienced in the Company’s other markets is primarily due to the results of its operations in the Russian Federation.

The Company’s independent sales force consists of Managers and Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling the Company’s products may attain the rank of “Manager.”  Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities.  The number of Managers at March 31, 2002, was approximately 19,400 compared to approximately 18,000 at December 31, 2001.   The

number of Distributors at March 31, 2002, was approximately 570,000 compared to approximately 596,000 at December 31, 2001.

Cost of Goods Sold

For the three months ended March 31, 2002, cost of goods sold remained the same, as a percentage of sales, compared to the same period in the prior year.  Management expects cost of goods sold to remain relatively constant as a percent of sales during the remainder of 2002, compared to the three months ended March 31, 2002.

Volume Incentives

Volume incentives are payments to independent sales force members for reaching certain levels of sales revenue performance and organizational development and are an integral part of the Company’s direct sales marketing program.  Volume incentives vary slightly, on a percentage basis, by product due to the Company’s pricing policies.  For the three months ended March 31, 2002, the Company experienced a slight decrease in volume incentives, as a percentage of sales, compared to the same period the prior year. Management expects volume incentives to remain relatively constant, as a percent of sales, during the remainder of 2002, compared to the three months ended March 31, 2002.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2002, increased as a percent of sales compared to the same period of the prior year as a result of the decrease in sales revenue in the Company’s United States and international markets as well as expenditures associated with the Company’s sales conventions, travel and incentive programs.  During the quarter, the Company also had expenditures of $1.3 million associated with right-sizing its Brazilian and United States operations.  For the remainder of 2002, management expects selling, general and administrative expenses, as a percent of sales, to return to those levels as experienced in the prior year.

Other Income

Other income for the three months ended March 31, 2002, decreased approximately $2.2 million as a result of an impairment of the Company’s investment in Cetalon Corporation of $3.0 million.

Segment Information

See information included in the condensed consolidated financial statements under Item 1 Note 7.

Balance Sheet

Accrued Volume Incentives

Accrued volume incentives decreased approximately $.9 million as of March 31, 2002, compared to December 31, 2001, as a result of decreased U.S. and international sales revenue durng the quarter ended March 31, 2002.

Accrued Liabilities

Accrued liabilities increased approximately $2.3 million as of March 31, 2002, compared to December 31, 2001, as a result of accruals associated with the Company’s sales conventions, travel and incentive programs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased approximately $.8 million as of March 31, 2002, compared to December 31, 2001.  The increase in cash and cash equivalents is primarily the result of operating income.  During the quarter ended March 31, 2002, the Company recorded an impairment loss of $3.0 million relating to long-term investments.  During the three months ended March 31, 2002, cash totaling $2.1 million was used to repurchase approximately 169,000 shares of common stock.

Management believes that working capital requirements can be met through the Company’s available cash and cash equivalents and internally-generated funds for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for the Company’s products could adversely affect the long-term liquidity of the Company.  In the event of a significant decrease in cash provided by the Company’s operating activities, it might be necessary for the Company to obtain external sources of funding.  The Company does not currently maintain a credit facility or any other external sources of long-term funding; however, management believes that such funding could be obtained on competitive terms.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts its business in several countries and intends to continue to expand its foreign operations.  Sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, the Company’s operations are exposed to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risk

During the three months ended March 31, 2002, approximately 42 percent of the Company’s revenue and expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, and all sales and expenses are translated at average exchange rates for the reported periods.  Therefore, the Company’s sales revenue and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the affect of these fluctuations on the Company’s future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which the Company sells its products.  The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange rate fluctuations on the Company’s operating results.  The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which sales revenue exceeded $10.0 million during any of the previous two years.

Three Months Ended March 31	2002	2001
Brazil	2.4	2.0
Japan	132.5	118.1
Mexico	9.1	9.7
South Korea	1,315.8	1,270.6
Venezuela	856.9	702.2

Interest Rate Risk

The Company has investments, which by nature are subject to market risk.  At March 31, 2002, the Company had investments totaling $10.7 million of which $4.5 million were equity investments and $6.2 million were municipal obligations, which carry an average fixed interest rate of 5.2 percent and mature between one and five years.  A hypothetical one percent change in interest rates would not have a material affect on the Company’s liquidity, financial condition or results of operations.

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

NATURE’S SUNSHINE PRODUCTS, INC.

Date: May 9, 2002	/s/ Daniel P. Howells
Daniel P. Howells, President & Chief Executive Officer

Date: May 9, 2002	/s/ Craig D. Huff
Craig D. Huff, Chief Financial Officer