Form 10-Q
period 2002-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2002-08-14
CIK 275053

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002	Commission File Number 0-8707

NATURE'S SUNSHINE PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0327982 (IRS Employer Identification No.)

75 East 1700 South
Provo, Utah 84606
(Address of principal executive offices and zip code)

(801) 342-4300
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        The number of shares of Common Stock, no par value, outstanding on July 30, 2002 was 15,809,991 shares.

NATURE'S SUNSHINE PRODUCTS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2002
Table of Contents

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,391	$29,788
Accounts receivable, net	6,533	6,327
Inventories	28,028	26,834
Deferred income tax assets	2,828	1,188
Prepaid expenses and other	8,773	9,209

Total Current Assets	71,553	73,346
PROPERTY, PLANT AND EQUIPMENT, net	33,992	35,294
LONG-TERM INVESTMENTS	10,694	12,973
INTANGIBLE ASSETS, net	4,060	4,753
OTHER ASSETS, net	5,153	5,062

	$125,452	$131,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Amounts in Thousands)
(Unaudited)

	June 30, 2002	December 31, 2001
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,942	$4,814
Accrued volume incentives	10,613	12,005
Accrued liabilities	15,848	11,978
Income taxes payable	3,100	3,988

Total Current Liabilities	33,503	32,785

LONG-TERM LIABILITIES:
Deferred income tax liabilities	637	1,220
Deferred compensation	1,563	1,625

Total Long-Term Liabilities	2,200	2,845

SHAREHOLDERS' EQUITY:
Common stock, no par value; 20,000 shares authorized, 19,446 shares issued	34,865	36,308
Retained earnings	117,889	116,836
Treasury stock, at cost, 3,560 and 3,180 shares, respectively	(46,813)	(43,538)
Accumulated other comprehensive loss	(16,192)	(13,808)

Total Shareholders' Equity	89,749	95,798

	$125,452	$131,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per-Share Information)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
SALES REVENUE	$77,920	$81,760

COSTS AND EXPENSES:
Cost of goods sold	13,704	14,655
Volume incentives	34,430	35,929
Selling, general and administrative	25,912	24,395

	74,046	74,979

OPERATING INCOME	3,874	6,781

OTHER EXPENSE	1,434	695

INCOME BEFORE PROVISION FOR INCOME TAXES	5,308	7,476
PROVISION FOR INCOME TAXES	2,289	2,780

NET INCOME	3,019	4,696

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(2,286)	234
Net unrealized holding gains (losses) on marketable securities	(87)	22
Reclassification adjustment for losses included in net income	34	(13)

	(2,339)	243

COMPREHENSIVE INCOME	$680	$4,939

BASIC NET INCOME PER COMMON SHARE	$0.19	$0.29

WEIGHTED AVERAGE BASIC COMMON SHARES	16,088	16,258

DILUTED NET INCOME PER COMMON SHARE	$0.18	$0.28

WEIGHTED AVERAGE DILUTED COMMON SHARES	16,701	16,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per-Share Information)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
SALES REVENUE	$153,780	$163,454

COSTS AND EXPENSES:
Cost of goods sold	27,319	29,268
Volume incentives	67,805	72,212
Selling, general and administrative	52,999	48,788

	148,123	150,268

OPERATING INCOME	5,657	13,186

OTHER INCOME (EXPENSE)
Impairment of investment	(3,000)	—
Other income, net	2,162	654

	(838)	654

INCOME BEFORE PROVISION FOR INCOME TAXES	4,819	13,840
PROVISION FOR INCOME TAXES	2,688	5,122

NET INCOME	2,131	8,718

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(3,216)	(772)
Net unrealized holding gains (losses) on marketable securities	(627)	24
Reclassification adjustment for losses included in net income	1,459	(13)

	(2,384)	(761)

COMPREHENSIVE INCOME (LOSS)	$(253)	$7,957

BASIC NET INCOME PER COMMON SHARE	$0.13	$0.54

WEIGHTED AVERAGE BASIC COMMON SHARES	16,175	16,273

DILUTED NET INCOME PER COMMON SHARE	$0.13	$0.53

WEIGHTED AVERAGE DILUTED COMMON SHARES	16,902	16,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,131	$8,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,391	3,249
Tax benefit from stock option exercises	289	48
Loss on sale of property, plant and equipment	108	14
Deferred income taxes	(2,223)	(1,804)
Deferred compensation	(62)	252
Loss on impaired investment	3,000	—
Changes in assets and liabilities:
Accounts receivable, net	(206)	593
Inventories	(1,194)	(1,155)
Prepaid expenses and other assets	523	599
Accounts payable	(872)	1,892
Accrued volume incentives	(1,392)	1,593
Accrued liabilities	3,870	1,969
Income taxes payable	(888)	592
Cumulative currency translation adjustments	(3,578)	(333)

Net Cash Provided by Operating Activities	3,897	16,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,572)	(9,807)
Proceeds from (purchase of) long-term investments, net	110	(1,100)
Payments received (advances) on long-term receivables	(111)	112
Purchase of other assets	(71)	(440)
Proceeds from sale of property, plant and equipment	74	59

Net Cash Used in Investing Activities	(2,570)	(11,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(1,077)	(1,084)
Purchase of treasury stock	(6,010)	(1,300)
Repayments of short-term debt	—	(273)
Proceeds from exercise of stock options	1,001	237

Net Cash Used in Financing Activities	(6,086)	(2,420)

EFFECT OF EXCHANGE RATES ON CASH	362	(439)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(4,397)	2,192
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	29,788	28,803

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$25,391	$30,995

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

        These condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the periods presented. All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording identifiable intangible assets separate from goodwill and amounts previously recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangibles, and instead these assets are reviewed for impairment on a periodic basis as appropriate. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company on January 1, 2002.

        In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and classification of its intangible assets. The Company determined that $3,213 of previously identified goodwill should be classified as an acquired distributor network and continues to be amortized over a 10-year period. The Company has determined that none of its intangible assets are impaired. Because all of the Company's intangible assets continue to be amortized over the same useful lives, there is no impact on operations. Therefore, no reconciliation of reported net income to adjusted net income is presented. Information regarding the Company's intangible assets is as follows:

	As of June 30, 2002			As of December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents and Trademarks	$1,202	$943	$259	$1,202	$829	$373
Acquired Distributor Networks	5,634	2,107	3,527	5,634	1,674	3,960
Product Registrations	706	432	274	773	353	420

Total	$7,542	$3,482	$4,060	$7,609	$2,856	$4,753

        Amortization expense for intangible assets for the six months ended June 30, 2002, was $626. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows:

Estimated Amortization Expense
2002 (remainder)	$652
2003	1,118
2004	525
2005	303
2006	301
2007	300

(3) INVENTORIES

        Inventories consist of the following:

	June 30, 2002	December 31, 2001
Raw materials	$7,557	$6,571
Work in process	948	928
Finished goods	19,523	19,335

	$28,028	$26,834

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

        As of June 30, 2002, the Company had a total of 3,765 common stock options outstanding. These options were granted at fair market value and have a weighted-average exercise price of $8.18 per share.

        Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended June 30, 2002 and 2001:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2002
Basic EPS	$3,019	16,088	$0.19
Effect of stock options	—	613	(0.01)

Diluted EPS	$3,019	16,701	$0.18

Three Months Ended June 30, 2001
Basic EPS	$4,696	16,258	$0.29
Effect of stock options	—	452	(0.01)

Diluted EPS	$4,696	16,710	$0.28

Six Months Ended June 30, 2002
Basic EPS	$2,131	16,175	$0.13
Effect of stock options	—	727	—

Diluted EPS	$2,131	16,902	$0.13

Six Months Ended June 30, 2001
Basic EPS	$8,718	16,273	$0.54
Effect of stock options	—	251	(0.01)

Diluted EPS	$8,718	16,524	$0.53

        For the three months ended June 30, 2002 and 2001, there were outstanding options to purchase 259 and 623 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive. For the six months ended June 30, 2002 and 2001, there were outstanding options to purchase 230 and 866 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(5) EQUITY TRANSACTIONS

        The Company has declared consecutive quarterly cash dividends since 1988. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on July 29, 2002, to shareholders of record on August 9, 2002, and is payable on August 16, 2002.

        For the three and six months ended June 30, 2002, the Company repurchased approximately 352 and 521 shares of its common stock at an average price per share of $11.01 and $11.55, respectively, as part of its 1,000-share buyback program authorized by the Company's Board of Directors in February 2001. At July 29, 2002, the Company had 251 shares remaining to be purchased under the current buyback program.

(6) ACCUMULATED OTHER COMPREHENSIVE LOSS

        The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Available-for Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2001	$(13,158)	$(650)	$(13,808)
Current period change	(3,216)	832	(2,384)

Balance as of June 30, 2002	$(16,374)	$182	$(16,192)

(7) SEGMENT INFORMATION

        The Company has four operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance based on operating income.

        The Company's operating segments are based on geographic operations. Intersegment sales are eliminated in consolidation and are not material.

        Operating segment information for the three and six months ended June 30, 2002 and 2001, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales Revenue:
United States	$45,344	$45,635	$89,495	$91,679
International:
Latin America	16,848	19,142	32,602	39,006
Asia Pacific	9,244	11,374	19,274	21,638
Other	6,484	5,609	12,409	11,131

	77,920	81,760	153,780	163,454

Operating Expenses:
United States	43,022	40,070	86,097	81,666
International:
Latin America	15,103	18,653	29,984	37,014
Asia Pacific	10,118	10,756	20,608	21,046
Other	5,803	5,500	11,434	10,542

	74,046	74,979	148,123	150,268

Operating Income:
United States	2,322	5,565	3,398	10,013
International:
Latin America	1,745	489	2,618	1,992
Asia Pacific	(874)	618	(1,334)	592
Other	681	109	975	589

	3,874	6,781	5,657	13,186
Other Income (Expense), net	1,434	695	(838)	654

Income Before Provision for Income Taxes	$5,308	$7,476	$4,819	$13,840

        Segment assets as of June 30, 2002 and December 31, 2001, are as follows:

	June 30, 2002	December 31, 2001
Assets
United States	$84,028	$81,736
International:
Latin America	23,453	25,402
Asia Pacific	14,182	20,424
Other	3,789	3,866

	$125,452	$131,428

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and management's discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of Long-Lived Assets

        The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. At June 30, 2002, the Company did not consider any of its long-lived assets impaired. See "Recent Accounting Pronouncements".

Inventories

        Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. At June 30, 2002, management believes the Company had incurred no material impairments in the carrying value of its inventories, other than impairments for which a provision has been made.

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

(Dollar Amounts in Thousands)
(Unaudited)

	(i) Income and Expense Items as a Percent of Sales		(ii) Three Months Ended June 30 2002 to 2001
	Three Months Ended June 30
Income and Expense Items			Amount of Increase (Decrease)	Percent of Change
	2002	2001
Sales	100.0%	100.0%	$3,840	(4.7)%

Cost of goods sold	17.6	17.9	(951)	(6.5)
Volume incentives	44.2	44.0	(1,499)	(4.2)
SG&A expenses	33.2	29.8	1,517	6.2

Total operating expenses	95.0	91.7	(933)	(1.2)

Operating income	5.0	8.3	(2,907)	(42.9)
Other income, net	1.8	0.8	739	106.3

Income before provision for income taxes	6.8	9.1	(2,168)	(29.0)
Provision for income taxes	2.9	3.4	(491)	(17.7)

Net income	3.9%	5.7%	$(1,677)	(35.7)%

        The following table identifies (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

(Dollar Amounts in Thousands)
(Unaudited)

	(i) Income and Expense Items as a Percent of Sales		(ii) Six Months Ended June 30 2002 to 2001
	Six Months Ended June 30
Income and Expense Items			Amount of Increase (Decrease)	Percent of Change
	2002	2001
Sales	100.0%	100.0%	$(9,674)	(5.9)%

Cost of goods sold	17.8	17.9	(1,949)	(6.7)
Volume incentives	44.1	44.2	(4,407)	(6.1)
SG&A expenses	34.4	29.8	4,211	8.6

Total operating expenses	96.3	91.9	(2,145)	(1.4)

Operating income	3.7	8.1	(7,529)	(57.1)
Other income (expense), net	(.6)	0.4	(1,492)	(228.1)

Income before provision for income taxes	3.1	8.5	(9,021)	(65.2)
Provision for income taxes	1.7	3.2	(2,434)	(47.5)

Net income	1.4%	5.3%	$(6,587)	(75.6)%

Sales Revenue

        Sales revenue for the three months ended June 30, 2002, was $77.9 million compared to $81.8 million for the same period in the prior year, a decrease of approximately 5 percent. Sales revenue for the six months ended June 30, 2002, was $153.8 million compared to $163.5 million for the same period in the prior year, a decrease of approximately 6 percent. The decrease in sales revenue for the three and six months ended June 30, 2002, primarily reflects decreases in sales revenue in the Company's international operations.

        Sales revenue in the Company's United States operation for the three and six months ended June 30, 2002, was $45.3 million and $89.5 million, a decrease of approximately 1 percent and 2 percent, respectively, compared to the same periods in the prior year. Increased product competition in the nutritional supplement market, as well as increased competition for Distributors caused the sales revenue decrease in the United States. The Company expects competition to remain strong for the foreseeable future.

        The Company's international operations reported sales revenue of $32.6 million and $64.3 million for the three and six months ended June 30, 2002, a decrease of approximately 10 percent, respectively, compared to the same periods in the prior year.

        Sales revenue in Latin America was $16.8 million and $32.6 million for the three and six months ended June 30, 2002, a decrease of 12 percent and 16 percent, respectively, compared to the same periods in the prior year. The sales revenue decline experienced in Latin America was primarily due to import restrictions imposed by the Brazilian government, and the decrease in sales revenue attributable to the devaluation of the local currency as well as the unstable economic environment in Venezuela.

        Sales revenue in Asia Pacific was $9.2 million and $19.3 million for the three and six months ended June 30, 2002, a decrease of 19 percent and 11 percent, respectively, compared to the same periods in the prior year. The sales revenue decline experienced in the Company's Asia Pacific markets is the result of continued sales revenue decreases experienced in the Company's Synergy operation as well as the decrease in sales revenue reported by Korea due to increased competition.

        Sales revenue in the Company's other markets was $6.5 million and $12.4 million for the three and six months ended June 30, 2002, an increase of 16 percent and 11 percent, respectively, compared to the same periods in the prior year. The growth in sales revenue experienced in the Company's other markets is primarily due to the results of its operations in the Russian Federation.

        The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers at June 30, 2002, was approximately 19,100 compared to approximately 18,900 at December 31, 2001. The number of Distributors at June 30, 2002, was approximately 555,000 compared to approximately 596,000 at December 31, 2001.

Cost of Goods Sold

        For the three and six months ended June 30, 2002, cost of goods sold decreased slightly, as a percent of sales, compared to the same period in the prior year due to increased efficiencies attributable to the Company's expansion of its manufacturing facility. Management expects cost of goods sold to remain relatively constant as a percent of sales during the remainder of 2002 compared to the six months ended June 30, 2002.

Volume Incentives

        Volume incentives are payments to independent sales force members for reaching certain levels of sales revenue performance and organizational development and are an integral part of the Company's direct sales marketing program. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. For the three and six months ended June 30, 2002, volume incentives, as a percent of sales, remained relatively constant compared to the same period in the prior year. Management expects volume incentives to remain relatively constant, as a percent of sales, during the remainder of 2002, compared to the six months ended June 30, 2002.

Selling, General and Administrative

        Selling, general and administrative expenses for the three and six months ended June 30, 2002, increased as a percent of sales compared to the same period of the prior year as a result of the decrease in sales revenue in the Company's United States and international markets as well as expenditures associated with the Company's sales conventions, travel and incentive programs. For the remainder of 2002, management expects selling, general and administrative expenses, as a percent of sales, to return to those levels experienced in the prior year.

Other Income

        Other income for the six months ended June 30, 2002, decreased approximately $1.5 million as a result of an impairment of the Company's investment in Cetalon Corporation of $3.0 million.

Product Liability

        Similar to other manufacturers and distributors of products that are ingested, the Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, the Company has not been able to obtain product liability insurance covering such products. Approximately 2 percent of the Company's products contain some amount of ephedrine alkaloids and kava. The Company carries insurance in the types and amounts that management considers reasonably adequate to cover the risks associated with its business. Premiums for the Company's product liability coverage applicable to all its products increased approximately 35 percent at June 1, 2002, offering less coverage than that of the prior year. There can be no assurance that product liability insurance will continue to be available at a reasonable cost or, if available, to cover potential liabilities associated with the Company's products. In the event that product liability claims exceed product liability coverage, the results could have a material negative impact on the Company. The Company is exploring various options to obtain other forms of coverage, including but not limited to, captive plans.

Segment Information

        See information included in the condensed consolidated financial statements under Item 1 Note 7.

Balance Sheet

  Accrued Volume Incentives

        Accrued volume incentives decreased approximately $1.4 million as of June 30, 2002, compared to December 31, 2001, as a result of decreased U.S. and international sales revenue during the quarter ended June 30, 2002.

  Accrued Liabilities

        Accrued liabilities increased approximately $3.9 million as of June 30, 2002, compared to December 31, 2001, as a result of accruals associated with the Company's sales conventions, travel and incentive programs.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased approximately $4.4 million as of June 30, 2002 compared to December 31, 2001. The decrease in cash and cash equivalents is primarily the result of the Company's authorized stock buyback program and its continuing repurchase of its common shares in the open market. During the six months ended June 30, 2002, cash totaling $6.0 million was used to repurchase approximately 521,000 shares of common stock. During the six months ended June 30, 2002, the Company recorded an impairment loss of $3.0 million relating to long-term investments.

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

Legal Proceedings

        The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with legal counsel, believes that the ultimate disposition of these matters will not have a material effect upon the Company's consolidated results of operations, financial position or liquidity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, product liability claims, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q the words "estimates", "expects", "anticipates", "projects", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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

Foreign Currency Risk

        During the six months ended June 30, 2002, approximately 42 percent of the Company's revenue and expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, and all sales and expenses are translated at average exchange rates for the reported periods. Therefore, the Company's sales revenue and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the affect of these fluctuations on the Company's future business, product pricing, results of operations or financial condition. Changes in currency exchange rates affect the relative prices at which the Company sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange rate fluctuations on the Company's operating results. The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

        The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which sales revenue exceeded $10.0 million during any of the previous two years.

Six Months Ended June 30	2002	2001
Brazil	2.4	2.1
Japan	129.5	120.3
Mexico	9.3	9.4
South Korea	1,287.0	1,288.7
Venezuela	925.9	707.7

Interest Rate Risk

        The Company has investments, which by nature are subject to market risk. At June 30, 2002, the Company had investments totaling $10.7 million of which $4.3 million were equity investments and $6.4 million were municipal obligations, which carry fixed interest rates. Approximately $6.4 million mature between one and five years and carry a weighted average interest rate of 5.2 percent. A hypothetical one percent change in interest rates would not have a material affect on the Company's liquidity, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Shareholders held on May 24, 2002, the stockholders re-elected the following persons to three-year terms to the Board of Directors:

NOMINEE	FOR	WITHHOLD AUTHORITY
Kristine F. Hughes	14,173,613	468,155
Daniel P. Howells	14,211,343	430,425

        Pauline T. Hughes-Francis, Douglas Faggioli, Richard G. Hinckley and Eugene L. Hughes also serve as directors of the Company, and their terms of office continued after the Annual Meeting.

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (filed herewith)
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (filed herewith)
  b)
  No report was filed on Form 8-K during the quarter for which this report is filed.

Other Items

        There were no other items to be reported under Part II of this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE'S SUNSHINE PRODUCTS, INC.
Date: August 12, 2002	/s/ DANIEL P. HOWELLS Daniel P. Howells, President & Chief Executive Officer
Date: August 12, 2002	/s/ CRAIG D. HUFF Craig D. Huff, Chief Financial Officer

QuickLinks

NATURE'S SUNSHINE PRODUCTS, INC. FORM 10-Q For the Quarter Ended June 30, 2002 Table of Contents
  PART I FINANCIAL INFORMATION
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
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES