Form 10-Q
period 2002-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2002-11-14
CIK 275053

Use these links to rapidly review the document
Table of Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30,2002

Commission File Number
0-8707

NATURE'S SUNSHINE PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0327982 (IRS Employer Identification No.)
75 East 1700 South Provo, Utah 84606 (Address of principal executive offices and zip code)
(801) 342-4300 (Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

        The number of shares of Common Stock, no par value, outstanding on November 8, 2002 was 15,200,355 shares.

NATURE'S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Three and Nine Months Ended September 30, 2002

PART I    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,718	$29,788
Accounts receivable, net	7,449	6,327
Inventories	27,239	26,834
Deferred income tax assets	2,701	1,188
Prepaid expenses and other	8,890	9,209

Total Current Assets	70,997	73,346
PROPERTY, PLANT AND EQUIPMENT, net	33,361	35,294
LONG-TERM DEFERRED INCOME TAX ASSETS	629	—
LONG-TERM INVESTMENTS	9,899	12,973
DEFINITE-LIVED INTANGIBLE ASSETS	3,712	4,753
OTHER ASSETS, net	4,996	5,062

	$123,594	$131,428

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,542	$4,814
Accrued volume incentives	10,708	12,005
Accrued liabilities	16,321	11,978
Income taxes payable	4,004	3,988

Total Current Liabilities	35,575	32,785

LONG-TERM LIABILITIES:
Deferred income tax liabilities	—	1,220
Deferred compensation	1,333	1,625

Total Long-Term Liabilities	1,333	2,845

SHAREHOLDERS' EQUITY:
Common stock, no par value; 20,000 shares authorized, 19,446 shares issued	32,518	36,308
Retained earnings	120,841	116,836
Treasury stock, at cost, 3,953 and 3,180 shares, respectively	(49,189)	(43,538)
Accumulated other comprehensive loss	(17,484)	(13,808)

Total Shareholders' Equity	86,686	95,798

	$123,594	$131,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per-Share Information)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
SALES REVENUE	$73,761	$77,944

COSTS AND EXPENSES:
Cost of goods sold	13,659	14,146
Volume incentives	32,350	34,006
Selling, general and administrative	23,821	23,231

	69,830	71,383

OPERATING INCOME	3,931	6,561
OTHER INCOME (EXPENSE), net	(186)	200

INCOME BEFORE PROVISION FOR INCOME TAXES	3,745	6,761
PROVISION FOR INCOME TAXES	267	2,542

NET INCOME	3,478	4,219

OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	(748)	(700)
Net unrealized holding losses on marketable securities	(544)	(74)

	(1,292)	(774)

COMPREHENSIVE INCOME	$2,186	$3,445

BASIC NET INCOME PER COMMON SHARE	$0.22	$0.26

WEIGHTED AVERAGE BASIC COMMON SHARES	15,781	16,311

DILUTED NET INCOME PER COMMON SHARE	$0.21	$0.25

WEIGHTED AVERAGE DILUTED COMMON SHARES	16,379	17,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per-Share Information)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
SALES REVENUE	$227,541	$241,398

COSTS AND EXPENSES:
Cost of goods sold	40,978	43,414
Volume incentives	100,155	106,218
Selling, general and administrative	76,820	72,019

	217,953	221,651

OPERATING INCOME	9,588	19,747

OTHER INCOME (EXPENSE), net
Impairment of investment	(3,000)	—
Other income, net	1,976	854

	(1,024)	854

INCOME BEFORE PROVISION FOR INCOME TAXES	8,564	20,601
PROVISION FOR INCOME TAXES	2,955	7,664

NET INCOME	5,609	12,937

OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	(3,964)	(1,472)
Net unrealized holding losses on marketable securities	(1,171)	(50)
Reclassification adjustment for gains (losses) included in net income	1,459	(13)

	(3,676)	(1,535)

COMPREHENSIVE INCOME	$1,933	$11,402

BASIC NET INCOME PER COMMON SHARE	$0.35	$0.79

WEIGHTED AVERAGE BASIC COMMON SHARES	16,042	16,286

DILUTED NET INCOME PER COMMON SHARE	$0.34	$0.77

WEIGHTED AVERAGE DILUTED COMMON SHARES	16,727	16,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,609	$12,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,193	4,895
Tax benefit from stock option exercises	506	195
Loss on sale of property, plant and equipment	114	30
Deferred income taxes	(3,362)	(2,011)
Deferred compensation	(292)	19
Loss on impaired investment	3,000	—
Changes in assets and liabilities:
Accounts receivable, net	(1,122)	(34)
Inventories	(405)	(3,205)
Prepaid expenses and other assets	351	(108)
Accounts payable	(272)	939
Accrued volume incentives	(1,297)	1,338
Accrued liabilities	4,343	487
Income taxes payable	16	2,341
Cumulative foreign currency translation adjustments	(4,088)	(898)

Net Cash Provided by Operating Activities	9,294	16,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,286)	(13,185)
Proceeds from (purchase of) long-term investments, net	362	(1,907)
Payments received (advances) on long-term receivables	75	194
Purchase of other assets	(160)	(605)
Proceeds from sale of property, plant and equipment	74	102

Net Cash Used in Investing Activities	(2,935)	(15,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(1,604)	(1,628)
Purchase of treasury stock	(12,209)	(2,177)
Repayments of short-term debt	—	(385)
Proceeds from exercise of stock options	2,260	884

Net Cash Used in Financing Activities	(11,553)	(3,306)

EFFECT OF EXCHANGE RATES ON CASH	124	(574)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,070)	(2,356)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	29,788	28,803

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$24,718	$26,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Per-Share Information)
(Unaudited)

(1)    INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

        The unaudited, condensed consolidated financial statements of Nature's Sunshine Products, Inc. and subsidiaries included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading.

        These condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the Company's financial position as of September 30, 2002, and the results of its operations and its cash flows for the periods presented. All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2)    RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording identifiable intangible assets separate from goodwill, and amounts previously recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for goodwill and indefinite-lived intangibles, and instead these assets are assessed for impairment on a periodic basis as appropriate. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company on January 1, 2002.

        In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and classification of its intangible assets. The Company determined that $3,213 of previously identified goodwill should be classified as an acquired distributor network and continues to be amortized over a 10-year period. The Company has determined that none of its intangible assets are impaired. Because all of the Company's intangible assets continue to be amortized over the same useful lives, there was no impact on operations. Therefore, no reconciliation of reported net income to adjusted net income is presented. Information regarding the Company's intangible assets, all of which are definite-lived, is as follows:

	As of September 30, 2002			As of December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents and Trademarks	$1,202	$993	$209	$1,202	$829	$373
Acquired Distributor Networks	5,634	2,324	3,310	5,634	1,674	3,960
Product Registrations	607	414	193	773	353	420

Total	$7,443	$3,731	$3,712	$7,609	$2,856	$4,753

        Amortization expense for intangible assets for the nine months ended September 30, 2002, was $875. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows:

Estimated Amortization Expense
2002 (remainder)	$606
2003	883
2004	460
2005	303
2006	299
2007	299

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. The Company adopted SFAS No. 144 on January 1, 2002 and there was no impact to the Company's financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company's management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. The Company is currently reviewing SFAS No. 146, which is effective for periods after December 15, 2002, and does not expect it to have a significant impact on its results of operations, financial position or liquidity.

(3)    INVENTORIES

Inventories consist of the following:	September 30, 2002	December 31, 2001
Raw materials	$7,901	$6,571
Work in process	888	928
Finished goods	18,450	19,335

	$27,239	$26,834

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

        As of September 30, 2002, the Company had a total of 3,603 common stock options outstanding. These options were granted at fair market value and have a weighted-average exercise price of $8.23 per share.

        The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2002 and 2001.

		Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2002
Basic	EPS	$3,478	15,781	$0.22
	Effect of stock options	—	598	(0.01)

Diluted EPS		$3,478	16,379	$0.21

Three Months Ended September 30, 2001
Basic	EPS	$4,219	16,311	$0.26
	Effect of stock options	—	818	(0.01)

Diluted EPS		$4,219	17,129	$0.25

Nine Months Ended September 30, 2002
Basic	EPS	$5,609	16,042	$0.35
	Effect of stock options	—	685	(0.01)

Diluted EPS		$5,609	16,727	$0.34

Nine Months Ended September 30, 2001
Basic	EPS	$12,937	16,286	$0.79
	Effect of stock options	—	475	(0.02)

Diluted EPS		$12,937	16,761	$0.77

        For the three months ended September 30, 2002 and 2001, there were outstanding options to purchase 268 and 386 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive. For the nine months ended September 30, 2002 and 2001, there were outstanding options to purchase 242 and 604 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(5)    EQUITY TRANSACTIONS

        The Company has declared consecutive quarterly cash dividends since 1988. During the third quarter, the Company paid a dividend of 3 1/3 cents per common share on August 16, 2002, to shareholders of record on August 9, 2002. The most recent quarterly cash dividend of 3 1/3 cents per common share was declared on October 28, 2002, to shareholders of record on November 8, 2002, and is payable on November 19, 2002.

        For the three and nine months ended September 30, 2002, the Company repurchased 561 and 1,082 shares of its common stock at an average price per share of $11.05 and $11.29, respectively. Upon completion of its authorized buyback program instituted in February 2001, the Company's Board of Directors authorized another 1,000-share buyback program on September 12, 2002, under which the Company had repurchased 225 shares of its common stock as of September 30, 2002. As of November 8, 2002, the Company had repurchased a cumulative total of 542 shares under this new authorization.

(6)    OPERATING LINE OF CREDIT

        During the three months ended September 30, 2002, the Company entered into an operating line of credit agreement providing for borrowings of up to $15.0 million. The proceeds of this line of credit may be used to repurchase common shares of the Company's outstanding common stock under its Board-authorized repurchase program as well as to fund working capital, capital expenditures and related costs. As of September 30, 2002, there was no outstanding balance on this line of credit. However, as of November 8, 2002, the Company had utilized $5.5 million of its line of credit to purchase approximately 500,000 shares of its common stock under its repurchase program.

(7)    ACCUMULATED OTHER COMPREHENSIVE LOSS

        The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2001	$(13,158)	$(650)	$(13,808)
Current period change	(3,964)	288	(3,676)

Balance as of September 30, 2002	$(17,122)	$(362)	$(17,484)

(8)    SEGMENT INFORMATION

        The Company has four operating segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance based on operating income.

        The Company's operating segments are based on geographic operations. Intersegment sales are eliminated in consolidation and are not material.

        Operating segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Sales Revenue:
United States	$44,649	$42,760	$134,144	$134,439
International:
Latin America	15,327	17,631	47,929	56,637
Asia Pacific	7,495	11,864	26,769	33,502
Other	6,290	5,689	18,699	16,820

	73,761	77,944	227,541	241,398

Operating Expenses:
United States	41,639	38,165	127,736	119,831
International:
Latin America	13,834	16,582	43,818	53,596
Asia Pacific	8,601	11,249	29,209	32,295
Other	5,756	5,387	17,190	15,929

	69,830	71,383	217,953	221,651

Operating Income:
United States	3,010	4,595	6,408	14,608
International:
Latin America	1,493	1,049	4,111	3,041
Asia Pacific	(1,106)	615	(2,440)	1,207
Other	534	302	1,509	891

	3,931	6,561	9,588	19,747
Other Income (Expense), net	(186)	200	(1,024)	854

Income Before Provision for Income Taxes	$3,745	$6,761	$8,564	$20,601

        Segment assets as of September 30, 2002 and December 31, 2001, are as follows:

	September 30, 2002	December 31, 2001
Assets:
United States	$81,842	$81,736
International:
Latin America	24,669	25,402
Asia Pacific	12,909	20,424
Other	4,174	3,866

	$123,594	$131,428

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and management's discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Significant Accounting Policies

  Revenue Recognition

        For domestic sales, the Company generally receives its product sales price in the form of cash or credit card payment accompanying the orders from independent Distributors and Managers. From time to time, the Company's domestic operation extends short-term credit associated with product promotions. For certain of the Company's international operations, the Company offers credit terms consistent with industry standards for each specific country. Sales revenue and related volume incentives are recorded when the merchandise is shipped. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities. Payments of volume incentives related to product orders are made in the month following the sale.

  Impairment of Long-Lived Assets

        The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining useful life in measuring whether the assets are recoverable. At September 30, 2002, the Company did not consider any of its long-lived assets to be impaired. See "Recent Accounting Pronouncements".

  Inventories

        Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. At September 30, 2002, management believes the Company had incurred no material impairments in the carrying value of its inventories, other than impairments for which appropriate provisions have been made.

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

	(i) Income and Expense Items as a Percent of Sales		(ii) Three Months Ended September 30 2002 to 2001
	Three Months Ended September 30
			Amount of Increase (Decrease)	Percent of Change
Income and Expense Items	2002	2001
	(Dollar Amounts in Thousands) (Unaudited)
Sales	100.0%	100.0%	$(4,183)	(5.4)%

Cost of goods sold	18.5	18.2	(487)	(3.4)
Volume incentives	43.9	43.6	(1,656)	(4.9)
SG&A expenses	32.2	29.8	590	2.5

Total operating expenses	94.6	91.6	(1,553)	(2.2)

Operating income	5.4	8.4	(2,630)	(40.1)
Other income (expense), net	(0.3)	0.3	(386)	(193.1)

Income before provision for income taxes	5.1	8.7	(3,016)	(44.6)
Provision for income taxes	0.4	3.3	(2,275)	(89.5)

Net income	4.7%	5.4%	$(741)	(17.6)%

        The following table identifies (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

	(i) Income and Expense Items as a Percent of Sales		(ii) Nine Months Ended September 30 2002 to 2001
	Nine Months Ended September 30
			Amount of Increase (Decrease)	Percent of Change
Income and Expense Items	2002	2001
	(Dollar Amounts in Thousands) (Unaudited)
Sales	100.0%	100.0%	$(13,857)	(5.7)%

Cost of goods sold	18.0	18.0	(2,436)	(5.6)
Volume incentives	44.0	44.0	(6,063)	(5.7)
SG&A expenses	33.7	29.8	4,801	6.7

Total operating expenses	95.7	91.8	(3,698)	(1.7)

Operating income	4.3	8.2	(10,159)	(51.4)
Other income (expense), net	(0.4)	0.4	(1,878)	(219.9)

Income before provision for income taxes	3.9	8.6	(12,037)	(58.4)
Provision for income taxes	1.4	3.2	(4,709)	(61.4)

Net income	2.5%	5.4%	$(7,328)	(56.6)%

Sales Revenue

        Sales revenue for the three months ended September 30, 2002, was $73.8 million compared to $77.9 million for the same period in the prior year, a decrease of approximately 5 percent. Sales revenue for the nine months ended September 30, 2002, was $227.5 million compared to $241.4 million for the same period in the prior year, a decrease of approximately 6 percent. The decrease in sales revenue for the three and nine months ended September 30, 2002, primarily reflects lower sales revenue in the Company's international operations.

        Sales revenue in the Company's United States operation for the three and nine months ended September 30, 2002, was $44.6 million and $134.1 million, an increase of approximately 4.4 percent and a decrease of approximately 0.2 percent, respectively, compared to the same periods in the prior year. Sales revenue increased in the United States during the third quarter primarily due to results of new marketing and promotional activities effected in the third quarter designed to aid Distributors in building their business. The Company expects to see benefits from those programs continue into the fourth quarter.

        The Company's international operations reported sales revenue of $29.1 million and $93.4 million for the three and nine months ended September 30, 2002, a decrease of approximately 17.3 percent and 12.7 percent, respectively, compared to the same periods in the prior year.

        Sales revenue in Latin America was $15.3 million and $47.9 million for the three and nine months ended September 30, 2002, a decrease of 13.1 percent and 15.4 percent, respectively, compared to the same periods in the prior year. The sales revenue decline experienced in Latin America was primarily due to the devaluation of the Bolivar relative to the unstable economic environment in Venezuela as well as import restrictions imposed by the Brazilian government. The Company expects to continue to experience adverse impacts from the unstable economic environment in Venezuela and import restrictions in Brazil for the remainder of 2002 as well as into early 2003.

        Sales revenue in Asia Pacific was $7.5 million and $26.8 million for the three and nine months ended September 30, 2002, a decrease of 36.8 percent and 20.1 percent, respectively, compared to the same periods in the prior year. The sales revenue decline experienced in the Company's Asia Pacific markets is primarily the result of continued sales revenue decreases experienced by South Korea due to increased competition.

        Sales revenue in the Company's other markets was $6.3 million and $18.7 million for the three and nine months ended September 30, 2002, an increase of 10.6 percent and 11.2 percent, respectively, compared to the same periods in the prior year. The growth in sales revenue experienced in the Company's other markets is primarily due to the positive results of its operations in the Russian Federation.

        The Company's independent sales force consists of Managers and Distributors. A Distributor interested in earning additional income by committing more time and effort to selling the Company's products may attain the rank of "Manager." Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities. The number of Managers at September 30, 2002, was approximately 17,000 compared to approximately 17,900 as of September 30, 2001. The number of Distributors at September 30, 2002, was approximately 550,000 compared to approximately 579,000 as of September 30, 2001. The decrease in the number of Managers and Distributors is primarily associated with the decline in sales performance of certain of the Company's subsidiaries, principally Brazil, Venezuela and South Korea.

Cost of Goods Sold

        For the three months ended September 30, 2002, cost of goods sold increased, as a percent of sales, compared to the same period in the prior year due to sales promotions associated with the launch of BodyGem™, a personal handheld device designed to monitor one's resting metabolic rate. Management expects cost of goods sold to decrease slightly as a percent of sales during the remainder of 2002 compared to the nine months ended September 30, 2002.

Volume Incentives

        Volume incentives are commissions paid to independent sales force members for reaching certain levels of sales revenue performance and organizational development and are an integral part of the Company's direct sales marketing program. Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies. For the three and nine months ended September 30, 2002, volume incentives, as a percent of sales, remained essentially constant compared to the same period in the prior year. Management expects volume incentives to remain consistent with the previous nine months, as a percent of sales, during the remainder of 2002.

Selling, General and Administrative

        Selling, general and administrative expenses for the three and nine months ended September 30, 2002, increased as a percent of sales compared to the same period of the prior year as a result of the decrease in sales revenue in the Company's international markets as well as an increase in expenditures associated with the Company's sales conventions, travel and incentive programs. For the remainder of 2002, management expects selling, general and administrative expenses, as a percent of sales, to decrease slightly as compared to the nine months ended September 30, 2002, as a result of cost controls the Company is implementing in several of its operations.

Other Income (Expense)

        Other income (expense) for the nine months ended September 30, 2002, decreased approximately $1.9 million compared to the same period of the prior year, primarily as a result of an impairment of the Company's investment in Cetalon Corporation of $3.0 million in the first quarter of 2002 offset in part by foreign exchange gains in certain of the Company's subsidiaries.

Income Tax

        The effective income tax rate for the three and nine months ended September 30, 2002, was 7.1 percent and 34.5 percent, respectively, compared to 37.6 percent and 37.2 percent of the same periods in the prior year, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2002, was primarily the result of the utilization of current year losses of certain foreign subsidiaries that had not been previously realized as well as the reduction of taxable income due to dividends received that were taxed in prior years. For the year ended December 31, 2002, management expects the annual effective income tax rate to remain relatively constant as compared to the nine months ended September 30, 2002.

Product Liability

        Similar to other manufacturers and distributors of products that are ingested, the Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, the Company has not been able to obtain product liability insurance covering such products. Approximately 2 percent of the Company's products contain some amount of ephedrine alkaloids and kava. The Company carries insurance in the types and amounts that management considers reasonably adequate to cover the risks associated with its business. Premiums for the Company's product liability coverage applicable to all of its products increased approximately 35 percent at June 1, 2002, while securing less coverage than that obtained in the prior year. There can be no assurance that product liability insurance will continue to be available at a reasonable cost or, if available, will cover potential liabilities associated with the Company's products. In the event that product liability claims exceed product liability coverage, the results could have a material adverse impact on the Company. The Company is exploring various options to obtain other forms of coverage, including but not limited to, captive insurance plans.

Segment Information

        See information included in the condensed consolidated financial statements under Item 1 Note 7.

Balance Sheet

  Accrued Volume Incentives

        Accrued volume incentives decreased approximately $1.3 million as of September 30, 2002, compared to December 31, 2001, as a result of lower sales revenue reported during the quarter ended September 30, 2002.

  Accrued Liabilities

        Accrued liabilities increased approximately $4.3 million as of September 30, 2002, compared to December 31, 2001, as a result of accruals associated with the Company's sales conventions, travel and incentive programs.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased approximately $5.1 million as of September 30, 2002 compared to December 31, 2001. The decrease in cash and cash equivalents is primarily the result of the Company's authorized stock buyback program through which the Company repurchased 1,082 shares of its common stock in the open market for $12.2 million as well as capital expenditures of $3.3 million during the most recent nine months which was offset by cash provided by operating activities of $9.3 million.

        During the three months ended September 30, 2002, the Company entered into an operating line of credit agreement providing for borrowings of up to $15.0 million. The proceeds of this line of credit may be used to repurchase common shares of the Company's outstanding stock under its Board-authorized repurchase program as well as to fund working capital, capital expenditures and related costs. As of September 30, 2002, there was no outstanding balance on this line of credit. However, as of November 8, 2002, the Company had utilized $5.5 million of its line of credit to purchase approximately 500,000 shares of its common stock under its repurchase program.

        Management believes that working capital requirements can be met through the Company's available cash and cash equivalents, cash generated from operating activities and borrowings from its operating line of credit for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for the Company's products could adversely affect the long-term liquidity of the Company. In the event of a significant decrease in cash provided by the Company's operating activities, it might be necessary for the Company to obtain additional external sources of funding.

Legal Proceedings

        The Company is a defendant in various lawsuits which are incidental to the Company's business. Management, after consultation with legal counsel, believes that the ultimate disposition of these matters will not have a material adverse effect upon the Company's consolidated results of operations, financial position or liquidity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, product liability claims and availability of insurance, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q the words "estimates", "expects", "anticipates", "projects", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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

Foreign Currency Risk

        During the nine months ended September 30, 2002, approximately 41 percent of the Company's revenue and expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered its functional currency, and all sales and expenses are translated at average exchange rates for the reported periods. Therefore, the Company's sales revenue and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, the Company cannot estimate the affect of these fluctuations on the Company's future business, product pricing, results of operations or financial condition. Changes in currency exchange rates affect the relative prices at which the Company sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the impact of foreign exchange rate fluctuations on the Company's operating results. The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. A hypothetical 10 percent devaluation in all foreign currencies would not have a material affect on the Company's liquidity, financial condition or results of operations.

        The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which sales revenue exceeded $10.0 million during any of the previous two years.

Nine Months Ended September 30	2002	2001
Brazil	2.6	2.3
Mexico	9.5	9.4
South Korea	1,253.1	1,288.7
Venezuela	1,039.5	715.8

Interest Rate Risk

        The Company has investments, which by nature are subject to market risk. At September 30, 2002, the Company had investments totaling $9.9 million of which $3.1 million were equity investments and $6.8 million were municipal obligations, which carry fixed interest rates. Approximately $6.2 million mature between one and five years and carry a weighted average interest rate of 5.2 percent. A hypothetical one percent change in interest rates would not have a material affect on the Company's liquidity, financial condition or results of operations.

Item 4.    DISCLOSURE CONTROLS AND PROCEDURES

        (a)  Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and its Chief Financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of filing date of the quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

        (b)  Changes in internal controls. There were no significant changes in the Company' internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits
99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (filed herewith)
99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (filed herewith)

b)
Reports on Form 8-K
A report was filed on Form 8-K during the quarter for which this Report is filed. The Form 8-K was dated July 8, 2002, and at Item 4 the Registrant reported a change in its Independent public accountants.

Other Items

        There were no other items to be reported under Part II of this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE'S SUNSHINE PRODUCTS, INC.
Date: November 12, 2002	/s/ DANIEL P. HOWELLS Daniel P. Howells, President & Chief Executive Officer
Date: November 12, 2002	/s/ CRAIG D. HUFF Craig D. Huff, Exec. Vice President, Chief Financial Officer & Treasurer

CERTIFICATIONS

        I, DANIEL P. HOWELLS, President and Chief Executive Officer of Nature's Sunshine Products, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Nature's Sunshine Products, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ DANIEL P. HOWELLS President & Chief Executive Officer November 12, 2002

        I, CRAIG D. HUFF, Chief Financial Officer of Nature's Sunshine Products, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Nature's Sunshine Products, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ CRAIG D. HUFF Executive Vice President, Chief Financial Officer & Treasurer November 12, 2002