Form 10-K
period 2002-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2003-03-28
CIK 275053

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission File Number
0-8707

NATURE’S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002 was approximately $179,672,820 based on the closing price of $11.31 as reported on the NASDAQ National Market on such date and using the definition of beneficial ownership contained in Rule 16a-1(a)(2) promulgated to the Securities Exchange Act of 1934.

The number of shares of Common Stock, no par value, outstanding on March 24, 2003 was 13,943,766 shares.

Documents Incorporated by Reference:

Proxy Statement for the May 23, 2003 Annual Meeting of Shareholders (Part III of this Report).

PART I

Item 1. Business

The Company

Nature’s Sunshine Products, Inc., founded in 1972 and incorporated in Utah in 1976, and its subsidiaries (sometimes hereinafter referred to collectively as “we”, “our” or the “Company”) are primarily engaged in the manufacturing and marketing of nutritional and personal care products.  The Company sells its products worldwide to a sales force of independent Distributors who use the products themselves or resell them to other Distributors or consumers.

Our operations are conducted in the United States as well as in certain other countries.  The Company’s subsidiaries are located in South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Central America, Colombia, Ecuador, Peru, the United Kingdom, Israel, Taiwan and Singapore. We also export our products to several other countries, including Argentina, Australia, Chile, Malaysia, New Zealand, Norway and the Russian Federation.

We maintain an Internet website at http://www.natr.com.  We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file these documents with, or furnish them to, the Securities and Exchange Commission.

Financial Information by Business Segment

We are principally engaged in one line of business, namely, the manufacturing and marketing of nutritional and personal care products.  Information for each of our last three fiscal years, with respect to the amounts of sales revenue, operating income and the last two years of identifiable assets by geographical business segment, is set forth in Note 14 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

Products and Manufacturing

Our line of over 500 products includes herbal products, vitamins, mineral supplements and miscellaneous other products.  We purchase herbs and other raw materials in bulk and, after quality control testing, formulates, encapsulates, tablets or concentrates and packages them for shipment.  Most of our products are manufactured at its facility in Spanish Fork, Utah.  Contract manufacturers produce certain of the personal care and miscellaneous other products for us in accordance with our specifications and standards.  We have implemented stringent quality control procedures to verify that the contract manufacturers have complied with our specifications and standards.  Our product lines are described below.

Herbal Products

We manufacture a wide selection of herbal products, which are sold in the form of capsules or tablets.  These capsules or tablets contain herb powder or a combination of two or more herb powders.  We also produce both single herbs and herb combinations in the form of liquid herbs and extracts.  Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base.  Extracts are created by dissolving powdered herbs into liquid solvents that separate the key elements of the herbs from the fibrous plant material.  Sales of our herbal products accounted for approximately 65 percent of total sales revenue in 2002, 67 percent in 2001 and 69 percent in 2000.

Vitamins and Mineral Supplements

We manufacture a wide variety of single vitamins, which are sold in the form of chewable or non-chewable tablets.  We also manufacture several multiple vitamins and mineral supplements, including a line containing natural antioxidants.  Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form.  Combined sales of our vitamins and mineral supplements were approximately 29 percent of total sales revenue in 2002, 27 percent in 2001 and 23 percent in 2000.

Personal Care Products

We manufacture or contract with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser.  Sales of personal care products accounted for approximately 2 percent of our total sales revenue in 2002, 2001 and 2000.

Other Products

We manufacture or contract with independent manufacturers to supply a variety of other products, including a variety of different drinks, homeopathic products and powders.  Sales of other products accounted for approximately 4 percent of our total sales revenue in 2002 and 2001 and 6 percent in 2000.

Distribution and Marketing

Our independent distributors market our products to consumers through direct-selling techniques as well as sponsor other distributors.  We seek to motivate and provide incentives to our independent distributors through a combination of high quality products, product support, financial benefits, sales conventions, travel programs and a variety of training seminars.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Columbus, Ohio, Dallas, Texas and Atlanta, Georgia.  Each international operation maintains warehouse facilities with inventory to supply its customers.

Demand for our products is created from approximately 509,000 active distributors at December 31, 2002, which include approximately 235,000 in the United States.  A person who wishes to join our independent sales force begins as a “Distributor”.  An individual can become a Distributor by applying to us under the sponsorship of someone who is already a Distributor.  Each Distributor is required to renew his/her distributorship on a yearly basis; approximately 30 percent renew annually.  Many Distributors sell our products on a part-time basis to friends or associates or consume the products themselves.  A Distributor interested in earning additional income by committing more time and effort to selling our products may be appointed to  “Manager” status.  Appointment as a Manager is contingent upon attaining certain purchase volume levels, recruiting additional Distributors and demonstrating leadership abilities.  Managers numbered approximately 14,000 at December 31, 2002, including approximately 6,400 in the United States.  Managers resell the products they purchase from the Company to Distributors within their sales group, to consumers, or use the products themselves. Approximately 70 percent of Distributors appointed as Managers continue to maintain that status.

In the United States, we generally sell our products on a cash or credit card basis.  From time to time, our United States operation extends short-term credit associated with product promotions.  For certain of our international operations, we use independent distribution centers and offers credit terms consistent with industry standards within each respective country.

We pay sales commissions and volume discounts (collectively, “Volume Incentives”) to our Managers and Distributors based upon the amount of personal and sales group product purchases.  Reference is made to Item 8 herein for “Volume Incentives” paid by us for the years ended December 31, 2002, 2001 and 2000.  In addition, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, sales conventions and travel.

Source and Availability of Raw Materials

Raw materials used in the manufacture of our products are available from a number of suppliers.  To date, we have not experienced any major difficulty in obtaining adequate sources of supply.  We attempt to assure the availability of many of our raw materials by contracting, in advance, for our annual requirements.  In the past, we have found alternative sources of raw materials when needed.  Although there can be no assurance we will be successful in locating such sources in the future, we believe we will be able to do so.

Trademarks and Trade Names

We have obtained trademark registrations of our basic trademarks, “Nature’s Sunshine”, and the landscape logo for all of its product lines.  We also own numerous trademark registrations in the United States and in many other countries.

Seasonality

Our business does not reflect significant seasonality.

Working Capital

We maintain a considerable inventory of raw materials and finished goods in order to provide a high level of product availability to its independent Distributors and Managers.

Dependence Upon Customers

We are not dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our business.

Backlog

We typically ship orders for our products within 24 hours after receipt. As a result, we experience no significant backlog at any time.

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and which sell brands that are, through advertising and promotions, better known to consumers.  We compete in the nutritional and personal care industry against companies, which sell through retail stores as well as against other direct selling companies.  For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, discount stores, beauty salons, etc.  In addition to competition with these manufacturers and retailers, we compete for product sales and independent Distributors with many other direct sales companies, including Shaklee, NuSkin, Unicity and Amway.  The principal competitors in the encapsulated and tableted herbal products market include TwinLab, Nature’s Way, USANA, Nutraceuticals and NBTY.  We believe that the principal components of competition in the direct sales marketing of nutritional and personal care products are quality, price and brand name.  In addition, the recruitment, training, travel and financial incentives for the independent sales force are important factors.

Research and Development

We conduct research and development activities at our manufacturing facility located in Spanish Fork, Utah.  Our principal emphasis in our research and development activities is the development of new products and enhancement of existing products.  The amount, excluding capital expenditures, spent on research and development activities was approximately $2.2 million, $1.9 million and $1.8 million in 2002, 2001 and 2000, respectively.  During the three years in the period ended December 31, 2002, we did not contract for any third-party research and development.

Compliance with Environmental Laws and Regulations

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment.  No material expenditures to meet such provisions are anticipated.  Such regulatory provisions have not had any material effect upon our earnings or competitive position.

Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies.  The most active of these is the Food and Drug Administration (“FDA”) which regulates our products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder.  The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that unless complied with may constitute adulteration or misbranding of such products.  The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the “NLEA”) and the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”).

FDA regulations relating specifically to foods for human use are set forth in Title 21 of the Code of Federal Regulations.  These regulations include basic food labeling requirements and Good Manufacturing Practices (“GMPs”) for foods.  Detailed dietary supplement GMPs have been proposed; however, no regulations establishing such GMPs have been adopted.  Additional regulations to implement the specific DSHEA requirements for dietary supplement labeling have also been proposed, and final regulations should be implemented over a period of time upon final publication.

Our products are also regulated by the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”).  Our activities, including our multi-level distribution activities, are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations.  We can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business.  They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation.  Any or all such requirements could have a material adverse effect on our results of operations, liquidity and financial position.

Employees

The number of individuals employed by us as of December 31, 2002, was 1,037.  We believe that its relations with its employees are satisfactory.

International Operations

Our sales of nutritional and personal care products are established internationally in South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Central America, Colombia, Ecuador, Peru, the United Kingdom, Israel, Taiwan and Singapore. We also export our products to numerous other countries, including Argentina, Australia, Chile, Malaysia, New Zealand, Norway and the Russian Federation.  Information for each of the last three years with respect to the amounts of sales revenue and operating income and the last two years of identifiable assets attributable to the United States and international segments is set forth in Note 14 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

Our international operations are conducted in a manner comparable with those conducted in the United States; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences may exist in the products and in the distribution and marketing programs.

Our international operations are subject to many of the same risks faced by the United States operations, including competition and the strength of the local economy.  In addition, international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments.  The importance of these risks increases as our international operations expand.

Item 2. Properties

Our corporate offices are located in two adjacent office buildings in Provo, Utah.  The facilities consist of approximately 63,000 square feet and are leased from an unaffiliated third party through lease agreements, which expire as early as four years but are renewable upon expiration.

Our principal warehousing and manufacturing facilities are housed in a building of approximately 265,000 square feet owned by us and located on approximately ten acres in Spanish Fork, Utah.  On March 2, 2000, we announced our plans to complete an expansion of the manufacturing portion of the warehouse and manufacturing facility completed in 1998.  During the quarter ended June 30, 2002, we completed the expansion of our manufacturing facility at a total cost of approximately $14 million.

We own approximately 60,000 square feet of office and warehouse space in Mexico and approximately 10,800 square feet of office space in Venezuela.

We lease properties used primarily as distribution warehouses located in Columbus, Ohio; Dallas, Texas and Atlanta, Georgia, as well as offices and distribution warehouses in South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Colombia, Ecuador, El Salvador, Honduras, Guatemala, Costa Rica, Panama, Nicaragua, Peru, the United Kingdom, Israel, Taiwan and Singapore.  We believe these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs.  During 2002, 2001 and 2000, we spent approximately $4.0 million, $3.9 million and $3.6 million, respectively, for all of our leased facilities.

Item 3. Legal Proceedings

We are a defendant in various lawsuits that are incidental to our business.  We believe, after consultation with legal counsel, that any liability as a result of these matters will not have a material effect upon our results of operations, liquidity or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market System (symbol NATR).  The information in the table below reflects the actual high and low sales prices of our stock in 2002 and 2001.

	Market Prices			Market Prices
2002	High	Low	2001	High	Low
First Quarter	$13.50	$10.87	First Quarter	$9.44	$5.69
Second Quarter	16.13	9.53	Second Quarter	13.00	6.75
Third Quarter	12.30	9.36	Third Quarter	14.25	8.15
Fourth Quarter	12.27	8.78	Fourth Quarter	14.75	7.43

There were approximately 1,450 shareholders of record as of March 24, 2003.  During 2002 and 2001, the Company paid quarterly cash dividends of 3 1/3 cents per common share.  On February 26, 2003, the Company declared a cash dividend of 3 1/3 cents per common share to shareholders of record on March 10, 2003. The Company expects to continue to pay similar levels of cash dividends in the future.

Item 6. Selected Financial Data

(Dollar and Share Amounts in Thousands, Except for Per Share Information)

Income Statement Data

	Sales Revenue	Cost of Goods Sold	Volume Incentives	Selling, General & Administrative	Operating Income	Income Before Income Taxes	Net Income
2002	$298,734	$53,317	$132,175	$101,574	$11,668	$10,696	$7,064
2001	318,722	57,659	140,540	96,625	23,898	25,333	16,659
2000	314,820	55,448	139,441	93,303	26,628	27,920	17,131
1999	294,779	51,138	132,268	84,263	27,110	28,991	17,796
1998	301,665	52,191	136,490	76,917	36,067	38,373	23,278

Balance Sheet Data

	Working Capital	Current Ratio	Inventories	Property, Plant & Equipment, Net	Total Assets	Long-Term Debt	Shareholders’ Equity
2002	$34,105	1.97:1	$26,460	$34,621	$121,922	$—	$83,900
2001	40,561	2.24:1	26,834	35,294	131,428	—	95,798
2000	43,570	2.48:1	26,043	25,293	118,447	—	84,884
1999	35,594	2.28:1	26,660	25,193	107,435	—	77,537
1998	35,557	2.30:1	22,494	25,896	103,699	—	73,967

Common Share Summary

	Cash Dividends Per Share	Basic Net Income Per Share	Diluted Net Income Per Share	Book Value Per Share(1)	Basic Weighted Average Shares	Diluted Weighted Average Shares
2002	$0.133	$0.45	$0.43	$5.55	15,844	16,496
2001	0.133	1.02	0.99	5.89	16,283	16,851
2000	0.133	1.02	1.02	5.17	16,830	16,875
1999	0.133	1.01	1.00	4.53	17,585	17,745
1998	0.133	1.27	1.25	4.10	18,383	18,639

Other Information

	Return on Shareholders’ Equity(2)	Return on Assets(3)	Number of Managers	Square Footage of Property in Use	Number of Employees
2002	7.9%	5.6%	14,000	863,688	1,037
2001	18.4	13.3	16,190	866,219	1,109
2000	21.1	15.2	16,081	719,884	1,080
1999	23.5	16.9	14,462	621,252	1,013
1998	33.1	23.3	14,006	631,430	971

(1) Year end shareholders’ equity divided by actual shares outstanding at the end of each year.

(2) Net income divided by average shareholders’ equity.

(3) Net income divided by average total assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales Revenue

Consolidated sales revenue for the year ended December 31, 2002, was $298.7 million compared to $318.7 million in 2001, a decrease of approximately 6 percent. Sales revenue increased approximately 1 percent in 2001 compared to $314.8 million in 2000.  During 2002, the decrease in sales revenue is primarily due to several international markets experiencing declining sales revenue as a result of import restrictions, political unrest and currency devaluation.  During 2001, the change in sales revenue is related to the growth of our international operations.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 14,000, 16,200 and 16,100 at December 31, 2002, 2001 and 2000, respectively. Active Distributors totaled approximately 509,000, 508,000 and 589,000 at December 31, 2002, 2001 and 2000, respectively.  We anticipate the number of active Distributors to increase as we expand our existing operations, enter new international markets and as current Distributors grow their businesses.

Sales revenue related to the United States operations decreased slightly in 2002 to $177.7 million compared to $177.8 million in 2001.  Sales revenue increased slightly for 2001, compared to $177.2 million in 2000.  Price increases of 1 percent in our United States market went into effect in both 2002 and 2001, and resulted in greater sales revenue for these years.  A price increase of approximately 2 percent, primarily associated with increased raw material costs, is scheduled to become effective on April 1, 2003.  Management believes this price increase in its United States market will be acceptable to its sales force and will result in increased sales revenue.

International sales revenue decreased to $121.1 million in 2002 compared to $140.9 million in 2001, a decrease of approximately 14 percent.  Sales revenue increased approximately 2 percent in 2001 compared to $137.6 million in 2000.  Price increases are planned in various international markets to adjust for foreign currency devaluations and increases in the cost of finished products.  Management believes the price increases will be acceptable to its sales force and will result in increased sales revenue.  During 2002, our operations in South Korea and Venezuela experienced decreases of approximately $16.9 million in sales revenue as compared to the same period in the prior year.  The decrease in South Korea was due to increased competition for our distributors. The decrease in sales revenue in Venezuela is primarily due to political unrest and currency devaluation. Sales revenue for 2002, 2001 and 2000 in our operations in Brazil were $5.2 million, $9.6 million and $22.1 million, respectively. The decrease in sales revenue was due to import regulations imposed by the Brazilian government.  We expect these new regulations to continue to adversely impact sales revenue and operating results during 2003.  Further information related to the United States and international segments is set forth in Note 14 of Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

Costs and Expenses

Our costs and expenses, which include cost of goods sold, volume incentives, and selling, general and administrative, are identified as a percent of sales in the table below:

Year ended December 31	2002	2001	2000
Cost of goods sold	17.9%	18.1%	17.6%
Volume incentives	44.2	44.1	44.3
Selling, general and administrative	34.0	30.3	29.6
	96.1%	92.5%	91.5%

Cost of Goods Sold

Cost of goods sold as a percent of sales decreased in 2002 as compared to 2001, primarily as a result of decreased importation costs in several of our international operations as well as increased efficiency gained from our new manufacturing facility.  Cost of goods sold increased as a percent of sales in 2001 as compared to 2000, as a result of increased importation costs in several of the Company’s international operations, most notably Brazil.

Management believes that cost of goods sold as a percent of sales will remain relatively constant during 2003 as compared to 2002.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent payments made to its independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives as a percent of sales increased slightly during 2002 as compared to 2001 and decreased slightly in 2001 as compared to 2000, primarily as a result of the change in international sales revenue where volume incentives are slightly lower than in our United States operations.

Management expects volume incentives as a percent of sales to remain relatively constant during 2003 as compared to 2002 due to our international operations.

Selling, General and Administrative

Selling, general and administrative expenses increased $4.9 million in 2002 compared to an increase of $3.3 million in 2001 and an increase of $9.0 million in 2000, primarily as a result of incentive and promotional programs in the United States and international operations designed to increase distributor recruitment and increase sales revenue, as well as additional selling, general and administrative expenses associated with Synergy, a direct marketing company involved in the distribution and sale of high quality nutritional, personal care and other products with an emphasis on the Asian markets.  During 2002, 2001 and 2000, selling, general and administrative expenses associated with Synergy totaled $4.6 million,  $4.4 million and $1.0 million, respectively.  Selling, general and administrative as a percent of sales increased to 34.0 percent in 2002 compared to 30.3 percent in 2001 and 29.6 percent in 2000.

This category includes costs for research and development, distribution and incentive programs such as our conventions.

We believe that selling, general and administrative expenses as a percent of sales will decrease during 2003 as compared to 2002 due to cost-control measures, including the impact of a hiring freeze instituted in March 2002, in the United States operations.  In our international operations reductions in selling, general and administrative expenses are planned in our Synergy, South Korea, Japan and Brazil operations.

Other Income

Other income decreased approximately $2.4 million in 2002 as compared to 2001 as a result of an impairment of our investment in Cetalon Corporation of $3.0 million offset, in part by foreign exchange gains.

Income Taxes

The effective income tax rate was 34.0 percent for 2002, compared to 34.2 percent in 2001 and 38.6 in 2000. Due to significant political and economic difficulties in Chile, we dissolved operations in that country and liquidated our assets.  Through this process, we realized a tax deduction in the United States for the loss arising from the write-off of our investment in Chile.  We anticipate our effective tax rate to be slightly higher during 2003 as compared to 2002.

Product Liability

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.  As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, we have not been able to obtain product liability insurance covering such products.  Approximately 2 percent of our products contain some amount of ephedrine alkaloids and kava.  We carry insurance in the types and amounts we consider reasonably adequate to cover the risks associated with our business.  Premiums for our product liability coverage applicable to our products that are insurable increased approximately 35 percent at June 1, 2002, providing significantly less coverage than that of the prior year.  There can be no assurance that product liability insurance will continue to be available at a reasonable cost if at all, to cover potential liabilities associated with our products.  In the event that product liability claims exceed product liability coverage, the results could have a material negative impact on us.  We are exploring various options to obtain other forms of coverage, including but not limited to, captive plans.  Due to our inability to secure product liability insurance on ephedrine alkaloids and kava, we have accrued an amount that management believes is sufficient to cover any potential liability.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we generated cash from operating activities of $12.3 million compared to $25.8 million in 2001.  The decrease in cash generated from operating activities was primarily due to (1) reduced net income in 2002 compared to 2001, (2) an increase in deferred income tax assets, (3) reductions in accounts payable and accrued volume incentives due to the timing of payments and (4) the impact of translation adjustments on foreign currencies.

Capital expenditures were $6.1 million and $15.5 million for the years ended December 31, 2002 and 2001, respectively.  The high level of capital expenditures in 2001 was primarily due to the expansion of the manufacturing, research and development and quality assurance areas of our manufacturing facility.  Construction began during the fourth quarter of 2000 and was completed during the second quarter of 2002. Capital expenditures not related to this expansion were primarily for equipment, computer systems and software, office furniture and leasehold improvements made to enhance existing operations as well as the expansion of international markets.

In February 2001, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock.  The repurchase of these shares was completed in September 2002.  Also in September 2002, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. As of March 14, 2003, approximately 121,000 shares were available to be repurchased under this authorization. In connection with these Board-authorized purchases of 1,000,000 shares each, we spent approximately $16.9 million and $2.7 million in cash to repurchase common stock in the years ended December 31, 2002 and 2001, respectively.

During 2002, we entered into an operating line of credit agreement providing for borrowings of up to $15.0 million.  The proceeds from this line of credit may be used to repurchase common shares of our outstanding stock under its Board-authorized repurchase program as well as to fund working capital, capital expenditures and related costs.  As of December 31, 2002, we had an outstanding balance of $5.5 million on this line of credit.  Proceeds from the line of credit were used to purchase approximately 500,000 shares of our stock under the repurchase program.  Additional information with respect to this line of credit is set forth in Note 7 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

During 2001, we entered into an exclusive, marketing agreement with HealtheTech, Inc., to make available personal health monitoring devices and personalized diet and nutrition software to our Managers and Distributors.  As part of this agreement, the Company purchased approximately $2.0 million worth of HealtheTech, Inc. common stock at fair market value.

During 2001, our wholly owned subsidiary, Innovative Botanical Solutions, Inc., entered into an exclusive agreement with Cetalon Corporation to manufacture a proprietary line of Cetalon-branded herbs and vitamins.  Additionally, Innovative Botanical Solutions purchased approximately $2.0 million in Cetalon common stock.  A loan of $1.0 million was also provided to Cetalon Corporation, and an option obtained for Innovative Botanical Solutions to purchase additional shares of Cetalon common stock.  During the first quarter of 2002, we determined that our investments in Cetalon were impaired and accordingly wrote down the entire investment.

For the year ended December 31, 2000, we used cash of approximately $4.8 million to purchase certain assets of Synergy Worldwide, Inc. (“Synergy”).  Additional information related to the purchase of certain assets of Synergy is set forth in Note 2 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

We have certain commitments related to operating leases as set forth in Note 13 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

We believe that our working capital requirements can be met through our available cash and cash equivalents and cash generated from operating activities for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for our products could adversely affect our long-term liquidity.  In the event of a significant decrease in cash provided by our operating activities, we might need to obtain additional external sources of funding.  We currently maintain an operating line of credit allowing for borrowings of up to $15.0 million of which $5.5 million has been borrowed as of December 31, 2002.  The proceeds from this line of credit may be used to repurchase common shares, as well as to fund working capital requirements. We do not currently maintain a long-term credit facility or any other external sources of long-term funding; however, we believe that such funding could be obtained on competitive terms in the event additional sources of funds become necessary.

The following table summarizes information about contractual obligations as of December 31, 2002:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of Credit	$5,500	$5,500	$—	$—	$—
Operating leases	7,470	3,277	3,043	736	414
Total contractual obligations	$12,970	$8,777	$3,043	$736	$414

Key Accounting Policies

Our accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements appearing in Item 8 of this Report. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Revenue Recognition

We primarily derive sales revenue from the sale of nutritional and personal care products to independent Distributors in the United States and our international operations.   Sales revenue and related volume incentives are recorded when the merchandise is shipped to the independent Distributor. Orders for our products are typically shipped within 24 hours after receipt.  Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities. Payments of volume incentives related to product orders are made in the month following the sale.

Volume Incentives Accrual

We accrue for expenses associated with volume incentives associated with our sales revenue. Volume incentives are a significant part of our direct sales marketing program and represent payments made to our independent Distributors and Managers. We specifically analyze volume incentives based on historical and current sales trends when evaluating the adequacy of the accrued volume incentives.

Self-insurance liabilities

We self-insure for certain employee medical and specific product liabilities. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded.

Incentive Trip Accrual

We accrue for expenses associated with incentive trips associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded. We have accrued convention and meeting costs of approximately $3,753 and $4,531 at December 31, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting.  As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter.  SFAS No. 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which  requires  that  goodwill  and certain  other  intangible assets  having  indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definite lives continue to be amortized over their useful lives in accordance with guidance provided by SFAS No. 144. Goodwill and intangible assets were evaluated against new criteria within SFAS No. 142  and certain amounts initially recorded as goodwill were separately identified and recognized apart from goodwill as definite-lived intangible assets.  As a result of these assets being reclassified as definite-lived intangibles and continuing to be amortized over similar economic useful lives, the adoption of SFAS No. 142 did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 will become effective January 1, 2003.  The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142.  SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business.  SFAS No. 144 was adopted in the year ended December 31, 2002 and did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 becomes effective for the Company for the year ending December 31, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s financial position, results of operations, or liquidity.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  (“SFAS No. 146”) SFAS No. 146 requires the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. A company’s commitment to a plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 becomes effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”).  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are to be applied on a prospective basis to guarantees issued of modified after December 31, 2002.  The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN No. 45 did not have an effect on our results of operations, liquidity, or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” – an amendment of SFAS No. 123. (“SFAS No. 148”) SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has made the required disclosures in Note 10, but has not yet determined whether any changes to its existing method of accounting for stock based compensation will be made.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51”.  (“FIN No. 46”) FIN No. 46 addresses consolidation and reporting by business enterprises of variable interest entities.  All enterprises with variable interests in variable interest entities created after January 31, 2003 shall apply the provisions of FIN No. 46 to those entities immediately.  A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN No. 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The adoption of FIN No. 46 is not expected to have an effect on our results of operations, liquidity, or financial position.

Forward-Looking Information

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other items in this Form 10-K may contain forward-looking statements.  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements may relate but not be limited to projections of revenues, costs and expenses, income or loss, capital expenditures, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  When used in “Management’s Discussion and Analysis of Financial Condition and Results of

Operations”, and elsewhere in this Form 10-K the words “estimates”, “expects”, “anticipates”, “forecasts”, “plans”, “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from that set forth in, contemplated by or underlying the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We conduct business in several countries and intend to continue to expand its foreign operations.  Sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risk

During the year ended December 31, 2002, approximately 40.5 percent of our revenue and approximately 41.4 percent of our expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, and all revenue and expenses are translated at average exchange rates for the periods reported.  Therefore, we reported sales and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which sales revenue exceeded $10.0 million during any of the years presented.

Year ended December 31	2002	2001	2000
Brazil	2.8	2.3	1.8
Mexico	9.6	9.3	9.4
South Korea	1,245.3	1,288.6	1,129.9
Venezuela	1,106.2	723.6	679.3

During 2002, Venezuela experienced a significant devaluation in the Bolivar, which adversely affected the results of operations.  Continued devaluation could adversely affect the results of operations in future periods.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk.  This is accomplished by purchasing investment grade securities; substantially all of which either mature within the next twelve months or have characteristics of marketable securities.  At December 31, 2002, we had investments of $13.6 million of which $9.8 million were held as municipal obligations, carry an average fixed interest rate of 5.2 percent and mature over a five year period. A hypothetical 1 percent change in interest rates would not have had a material effect on our liquidity, financial condition or results of operations. Our remaining investments of 3.8 million are not subject to interest rate risk.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.:

We have audited the accompanying consolidated balance sheet of Nature’s Sunshine Products, Inc. (a Utah corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We did not audit the financial statements of Nature’s Sunshine Korea, Ltd., a wholly owned subsidiary, which financial statements reflect total assets constituting 5 percent and total revenues constituting 7 percent of the related 2002 consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nature’s Sunshine Korea, Ltd., is based solely on the report of other auditors.  The accompanying consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations.  Those auditors, based in part on the report of other auditors, expressed an unqualified opinion on those financial statements in their report dated February 7, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Salt Lake City, Utah
February 12, 2003

The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001.  Arthur Andersen LLP has not reissued this audit report since Arthur Andersen LLP has ceased operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nature’s Sunshine Products, Inc.:

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. (a Utah corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Nature’s Sunshine Korea, Ltd. and Nature’s Sunshine Products N.S.P. de Venezuela, C.A., wholly owned subsidiaries, as of December 31, 2001 and 2000 and for the years then ended.  Additionally, we did not audit the financial statements of Nature’s Sunshine, Japan Co., Ltd., a wholly owned subsidiary, as of December 31, 2000 and for the year then ended. Those statements collectively reflect 14 percent of total consolidated assets and 15 percent of total consolidated revenues in 2001, and 17 percent of both total consolidated assets and total consolidated revenues in 2000.  The statements of Nature’s Sunshine Korea, Ltd. and Nature’s Sunshine Products N.S.P. de Venezuela, C.A. for 2001 and 2000, and Nature’s Sunshine, Japan Co., Ltd. for 2000 were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 7, 2002

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts In Thousands, Except Per Share Information)

Year Ended December 31	2002	2001	2000
Sales Revenue	$298,734	$318,722	$314,820
Costs and Expenses:
Cost of goods sold	53,317	57,659	55,448
Volume incentives	132,175	140,540	139,441
Selling, general and administrative	101,574	96,625	93,303
	287,066	294,824	288,192
Operating Income	11,668	23,898	26,628
Other Income (Expense):
Interest and other income	1,090	1,666	1,935
Impairment of investments	(3,000)	—	—
Interest expense	(39)	(4)	(20)
Foreign exchange gains (losses)	977	(227)	(623)
	(972)	1,435	1,292
Income Before Provision for Income Taxes	10,696	25,333	27,920
Provision for Income Taxes	3,632	8,674	10,789
Net Income	7,064	16,659	17,131
Other Comprehensive Loss, net of tax:
Foreign currency translation adjustments	(4,120)	(1,448)	(1,962)
Net unrealized losses on marketable securities	(861)	(860)	(23)
Net realized (gains) losses on marketable securities included in net income	1,459	7	(111)
	(3,522)	(2,301)	(2,096)
Comprehensive Income	$3,542	$14,358	$15,035

Basic Net Income Per Common Share	$0.45	$1.02	$1.02
Diluted Net Income Per Common Share	$0.43	$0.99	$1.02

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts In Thousands)

As of December 31	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$26,175	$29,788
Accounts receivable, net of allowance for doubtful accounts of $2,748 and $1,066, respectively	5,247	6,327
Inventories	26,460	26,834
Deferred income tax assets	4,423	1,188
Prepaid expenses and other	6,923	9,209
Total current assets	69,228	73,346
Property, plant and equipment, net	34,621	35,294
Long-term investments	10,389	12,973
Intangible assets, net	3,050	4,753
Other assets, net	4,634	5,062
	$121,922	$131,428
Liabilities and Shareholders’ Equity
Current Liabilities:
Line of credit	$5,500	$—
Accounts payable	2,979	4,814
Accrued volume incentives	9,842	12,005
Accrued liabilities	13,813	11,978
Income taxes payable	2,989	3,988
Total current liabilities	35,123	32,785
Long-Term Liabilities
Deferred income tax liabilities	1,414	1,220
Deferred compensation	1,485	1,625
Total long-term liabilities	2,899	2,845
Commitments and Contingencies (Notes 11 and 13)
Shareholders’ Equity:
Common Stock, no par value; 20,000 shares authorized, 19,446 shares issued	31,332	36,308
Retained earnings	121,789	116,836
Treasury stock, at cost, 4,314 and 3,180 shares, respectively	(51,891)	(43,538)
Accumulated other comprehensive loss	(17,330)	(13,808)
Total shareholders’ equity	83,900	95,798
	$121,922	$131,428

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts In Thousands)

Year Ended December 31	2002	2001	2000
Common Stock:
Balance at beginning of year	$36,308	$37,435	$37,659
Tax benefit related to exercise of stock options	628	226	36
Issuance of 397, 143 and 17 shares of treasury stock, respectively	(5,604)	(1,353)	(260)
Balance at end of year	31,332	36,308	37,435
Retained Earnings:
Balance at beginning of year	116,836	102,347	87,463
Net income	7,064	16,659	17,131
Cash dividends	(2,111)	(2,170)	(2,247)
Balance at end of year	121,789	116,836	102,347
Treasury Stock:
Balance at beginning of year	(43,538)	(43,391)	(38,174)
Purchase of 1,532, 303 and 719 shares of common stock, respectively	(16,877)	(2,705)	(5,509)
Issuance of 397, 143 and 17 shares of treasury stock, respectively	8,524	2,558	292
Balance at end of year	(51,891)	(43,538)	(43,391)
Accumulated Other Comprehensive Loss:
Balance at beginning of year	(13,808)	(11,507)	(9,411)
Other comprehensive loss	(3,522)	(2,301)	(2,096)
Balance at end of year	(17,330)	(13,808)	(11,507)
Total Shareholders’ Equity	$83,900	$95,798	$84,884

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts In Thousands)

Increase (Decrease) in Cash and Cash Equivalents
Year Ended December 31	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,064	$16,659	$17,131
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (Decrease) in allowance for doubtful accounts	1,682	(142)	(83)
Depreciation and amortization	8,298	6,827	6,926
Tax benefit from stock option exercise	628	226	36
Loss on sale of property and equipment	117	145	110
Deferred income taxes	(3,041)	(608)	2,089
Deferred compensation	(140)	283	290
Loss on impaired investment	3,000	—	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(602)	1,141	(153)
Inventories	374	(791)	2,291
Prepaid expenses and other	2,233	(578)	(683)
Accounts payable	(1,835)	(147)	(318)
Accrued volume incentives	(2,163)	2,198	(878)
Accrued liabilities	1,835	(304)	3,581
Income taxes payable	(999)	1,794	(74)
Cumulative currency translation adjustments	(4,120)	(911)	(1,119)
Net cash provided by operating activities	12,331	25,792	29,146
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,076)	(15,491)	(5,005)
Proceeds from sale of investments	780	1,721	1,786
Purchase of investments	(598)	(4,832)	(267)
Purchase of other assets	(113)	(872)	(1,357)
Payments received (Advances on) long-term receivables, net	526	(681)	23
Proceeds from sale of property and equipment	127	39	72
Cash paid for acquisition	—	—	(4,824)
Net cash used in investing activities	(5,354)	(20,116)	(9,572)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	5,500	—	—
Purchase of treasury stock	(16,877)	(2,705)	(5,509)
Payments of cash dividends	(2,111)	(2,170)	(2,247)
Proceeds from exercise of stock options	2,894	1,106	29
Repayments of short-term debt	—	(385)	(634)
Net cash used in financing activities	(10,594)	(4,154)	(8,361)
Effect of Exchange Rates on Cash and Cash Equivalents	4	(537)	(843)
Net Increase (Decrease) in Cash and Cash Equivalents	(3,613)	985	10,370
Cash and Cash Equivalents at Beginning of the Year	29,788	28,803	18,433
Cash and Cash Equivalents at End of the Year	$26,175	$29,788	$28,803

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Amounts In Thousands)

Year Ended December 31	2002	2001	2000
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,659	$6,970	$9,668
Cash paid for interest	39	4	20
Supplemental disclosure of non-cash investing and financing activities:
Cost in excess of fair value of assets acquired	$—	$418	$—
Disposition of assets in exchange for note receivable	83	120	—

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share information)

NOTE 1: OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Nature’s Sunshine Products, Inc., and its subsidiaries (hereinafter referred to collectively as the “Company”) are primarily engaged in the manufacturing and marketing of herbal products, vitamin and mineral supplements, personal care and other products.  Nature’s Sunshine Products, Inc. is a Utah corporation headquartered in Provo, Utah. The Company sells its products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

The Company markets its products in the United States, South Korea, Brazil, Mexico, Venezuela, Japan, Canada, Central America, Colombia, Peru, the United Kingdom, Ecuador, Singapore and Israel.   The Company also exports its products to several other countries, including Argentina, Australia, Chile, Malaysia, New Zealand, Norway and the Russian Federation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of Nature’s Sunshine Products, Inc. and its subsidiaries.  At December 31, 2002 and 2001, all of the Company’s subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes.  Due to inherent uncertainty, actual results could differ from these estimates and those differences could have a material affect on the Company’s financial position and results of operations.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with its evaluation of impairment of long-lived assets as well as those used in the determination of liabilities related to convention costs, other travel incentives and taxation.  In addition, significant estimates form the basis for our reserves with respect to the collection of accounts receivable, inventory valuations and certain benefits provided to current employees. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience and current and expected economic conditions. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments to be cash equivalents, which generally include only investments with original maturities of three months or less.  The amount of investments classified as cash equivalents totaled $3,192 and $5,779 at December 31, 2002 and 2001, respectively.

Allowance for Doubtful Accounts

Accounts receivables have been reduced by an allowance for amounts that may be uncollectible in the future.  This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer.  This reserve is adjusted periodically as information about specific accounts becomes available.

Investments

The Company’s investments which are categorized as available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss) in shareholders’ equity.  The cost of the securities sold is based on the specific identification method.  Realized gains and losses on sales of available-for-sale securities are included in interest and other income.

The Company has certain investments classified as trading securities.  The Company maintains its trading securities portfolio to generate returns that offset changes in certain liabilities related to the Company’s deferred compensation arrangements (see Note 11).  The trading securities portfolio consists of marketable securities, which are recorded at fair value.  Both realized and unrealized gains and losses on trading securities are included in interest and other income.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, trade and notes receivable, long-term investments, trade payables and debt instruments. The carrying values of these financial instruments approximate their fair values.  The estimated fair values have been determined using appropriate market information and valuation methodologies.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.  At December 31, 2002, the Company’s inventories are presented at their net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  Estimated useful lives for buildings and improvements range from 20 to 30 years, and equipment, furniture and fixtures range from 3 to 10 years.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets.  Maintenance and repairs are expensed as incurred, and major improvements are capitalized.  Gains or losses on sales or retirements are included in the consolidated statement of income in the year of disposition.

Intangible Assets

Intangible assets include trademarks, customer lists associated with the acquisition of Synergy Worldwide, Inc. (“Synergy”) (see Note 2) and the acquisition of the minority interest of the Company’s subsidiary in Japan.  Definite-lived intangible assets are being amortized using the straight-line method over periods from three to ten years. Intangible assets, net of accumulated amortization, totaled $3,050, and $4,753 at December 31, 2002 and 2001, respectively.  Accumulated amortization totaled $3,341 and $2,724 at December 31, 2002 and 2001, respectively.  See “Recent Accounting Pronouncements” and Note 5.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable.  At December 31, 2002, the Company did not consider any of its long-lived assets to be impaired.  See “Recent Accounting Pronouncements”.

Translation of Foreign Currencies

The local currency of the international subsidiaries is used as the functional currency in translation, except for subsidiaries operating in highly inflationary economies.  The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss.

Countries considered to have highly inflationary economies were Venezuela during 2001, and Venezuela and Ecuador during 2000.  Venezuela ceased to be considered to have a highly inflationary economy at the end of the third quarter 2001. The functional currency in these highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar.  The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of income and comprehensive income.

Revenue Recognition

For United States sales, the Company generally receives its product sales price in the form of cash or credit card accompanying the orders from independent Distributors and Managers. From time to time, the Company’s United States operation extends short-term credit associated with product promotions.  For certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within each respective country.  Sales revenue and related volume incentives are recorded when the merchandise is shipped. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities. Payments of volume incentives related to product orders are made in the month following the sale.

The Company accounts for shipping and handling fees in accordance with Emerging Issues Task Force (“EITF”) No. 00-10,  “Accounting for Shipping and Handling Fees and Costs”  (“EITF 00-10”).  Under EITF 00-10 guidelines, amounts billed to a customer for shipping and handling are classified as revenue.  Shipping and handling revenue of approximately $6,883, $7,446 and $5,571 was classified as sales revenue for the years ended December 31, 2002, 2001 and 2000, respectively.  The corresponding shipping and handling expenses are classified in selling, general and administrative expenses and approximated the amounts classified as sales revenue.

Selling Expenses

Independent Distributors and Managers may earn Company-paid attendance at conventions as well as other travel awards by achieving the required levels of product purchases within a specified qualification period.  Convention costs and other travel expenses are accrued over the qualification period as they are earned.  Accordingly, the Company has accrued convention costs of approximately $3,753 and $4,531 at December 31, 2002 and 2001, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $2,192, $1,912 and $1,830 in 2002, 2001 and 2000, respectively.

Income Taxes

The Company recognizes a liability or asset for the deferred income tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements.  These temporary  differences will result in  taxable or deductible amounts in  future years when the reported amounts of the assets or liabilities are recovered or settled. The deferred income tax assets are reviewed for recoverability and valuation allowances are provided as necessary (see Note 9).  Foreign and other tax credits are accounted for using the liability method, which reduces income tax expense in the year in which these credits are generated.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 2002
Basic EPS	$7,064	15,844	$0.45
Effect of options	—	652
Diluted EPS	$7,064	16,496	$0.43
December 31, 2001
Basic EPS	$16,659	16,283	$1.02
Effect of options	—	568
Diluted EPS	$16,659	16,851	$0.99
December 31, 2000
Basic EPS	$17,131	16,830	$1.02
Effect of options	—	45
Diluted EPS	$17,131	16,875	$1.02

At December 31, 2002, 2001 and 2000, there were outstanding options to purchase 250, 494 and 1,103 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the options’ exercise prices were greater than the average market price of the common shares during the year.

Reclassifications

Certain reclassifications have been made in the prior years’ consolidated financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting.  As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter.  SFAS No. 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which  requires  that  goodwill  and certain  other  intangible assets  having  indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definite lives continue to be amortized over their useful lives in accordance with guidance provided by SFAS No. 144. Goodwill and intangible assets were evaluated against new criteria within SFAS No. 142  and certain amounts initially recorded as goodwill were separately identified and recognized apart from goodwill as definite-lived intangible assets.  As a result of these assets being reclassified as definite-lived intangibles and continuing to be amortized over similar economic useful lives, the adoption of SFAS No. 142 did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 will become effective January 1, 2003.  The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142.  SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business.  SFAS No. 144 was adopted in the year ended December 31, 2002 and did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”) which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 becomes effective for the Company for the year ending December 31, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s financial position, results of operations, or liquidity.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  (“SFAS No. 146”) SFAS No. 146 requires the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. A company’s commitment to a plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 becomes effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”).  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are to be applied on a prospective basis to guarantees issued of modified after December 31, 2002.  The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN No. 45 did not have an effect on our results of operations, liquidity, or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” — an amendment of SFAS No. 123. (“SFAS No. 148”) SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has made the required disclosures in Note 10, but has not yet determined whether any changes to its existing method of accounting for stock based compensation will be made.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51”.  (“FIN No. 46”) FIN No. 46 addresses consolidation and reporting by business enterprises of variable interest entities.  All enterprises with variable interests in variable interest entities created after January 31, 2003 shall apply the provisions of FIN No. 46 to those entities immediately.  A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN No. 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The adoption of FIN No. 46 is not expected to have an effect on our results of operations, liquidity, or financial position.

NOTE 2: ACQUISITIONS AND DISPOSITIONS

On August 1, 2002, the Company sold the assets of Comercializadora Nature’s Sunshine Chile LTDA., a wholly owned subsidiary of Nature’s Sunshine Products, Inc. with operations in Chile, for an $83 note receivable.  The $83 note receivable for the assets sold under the terms of the agreement is due over a two-year period and bears interest at a rate of 5 percent. The note receivable is collateralized by the assets sold.

On December 31, 2001, the Company sold the assets of Nature’s Sunshine Products S.A., a wholly owned subsidiary of Nature’s Sunshine Products, Inc. with operations in Argentina, for a $120 note receivable.  The $120 note receivable for the assets sold under the terms of the agreement is due over a five-year period in equal monthly installments and bears interest at a rate of 5 percent.  The assets sold are collateral for the note receivable.

On October 31, 2000, the Company acquired certain assets of Synergy, a direct marketing company involved in the distribution and sale of high quality nutritional, personal care and other products with an emphasis on the Asian markets.  The total consideration paid in connection with this transaction was approximately  $4,824 in cash.  The acquisition was accounted for as a purchase.  The excess of the purchase price over the fair value of the net identifiable assets acquired was approximately $3,128.  This amount was recorded as goodwill, but in connection with the adoption of SFAS No. 142, this intangible was reclassified as a definite-lived distributor network and is being amortized using the straight-line method over a period of 10 years.  See “Recent Accounting Pronouncements” in Note 1.

NOTE 3: INVENTORIES

The composition of inventories is as follows:

As of December 31	2002	2001
Raw materials	$6,741	$6,571
Work in process	822	928
Finished goods	18,897	19,335
	$26,460	$26,834

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows:

As of December 31	2002	2001
Buildings and improvements	$27,182	$28,355
Machinery and equipment	17,520	17,045
Furniture and fixtures	20,701	18,252
	65,403	63,652
Accumulated depreciation and amortization	(32,031)	(29,642)
Land	1,249	1,284
	$34,621	$35,294

NOTE 5: INTANGIBLE ASSETS

On January 1, 2002 the Company adopted SFAS No. 142.  In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and classification of its intangible assets.  The Company determined that $3,213 of previously identified goodwill should be classified as an acquired distributor network and should continue to be amortized over a 10-year period.  The Company has determined that none of its intangible assets are impaired.  Because all of the Company’s intangible assets are definite-lived and continue to be amortized over the same useful lives as those prior to the adoption of SFAS No. 142, there is no impact on operations.  Therefore, no reconciliation of reported net income to adjusted net income is presented.

The composition of intangible assets, all of which are definite-lived, is as follows:

	As of December 31, 2002			As of December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents and Trademarks	$464	$309	$155	$1,202	$829	$373
Acquired Distributor Networks	4,503	1,701	2,802	5,634	1,674	3,960
Product Registrations	293	200	93	773	353	420
Total	$5,260	$2,210	$3,050	$7,609	$2,856	$4,753

Amortization expense for intangible assets for the years ended December 31, 2002, 2001 and 2000 was $1,759, $1,384 and $1,036 respectively.  Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2003	$802
2004	465
2005	308
2006	302
2007	300
Thereafter	873
$3,050

NOTE 6: INVESTMENTS

The amortized cost and estimated market values of available-for-sale securities by balance sheet classification are as follows:

As of December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Cash equivalents:
Municipal obligations	$3,191	$1	$—	$3,192
Total cash equivalents	3,191	1	—	3,192
Long-term investments:
Municipal obligations	6,411	234	—	6,645
Equity securities	2,572	128	(441)	2,259
Total long-term investments	8,983	362	(441)	8,904
Total available-for-sale securities	$12,174	$363	$(441)	$12,096

As of December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Cash equivalents:
Municipal obligations	$5,779	$—	$—	$5,779
Total cash equivalents	5,779	—	—	5,779
Long-term investments:
Municipal obligations	6,789	166	(8)	6,947
Equity securities	5,617	243	(1,460)	4,400
Total long-term investments	12,406	409	(1,468)	11,347
Total available-for-sale securities	$18,185	$409	$(1,468)	$17,126

Contractual maturities of long-term debt securities at market value at December 31, 2002, are as follows:

Mature after one year through five years	$6,057
Mature after five years	588
Total long-term investments	$6,645

During 2002, 2001 and 2000, the proceeds from the sales of available-for-sale securities were $780, $1,721 and $1,786, respectively.  The gross realized gains on sales of available-for-sale securities were $69, $99 and $159 for each of the years ended December 31, 2002, 2001 and 2000, respectively.  The gross realized losses on the sales of available-for-sale securities were $71, $106 and $48 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company’s trading securities portfolio totaled $1,485 and $1,625 at December 31, 2002 and 2001, respectively, and generated losses of $544 and $143, respectively.

NOTE 7: LINE OF CREDIT

During 2002 the Company entered into an operating line of credit with an interest rate equal to LIBOR (1.75 percent as of December 31, 2002) + 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used to repurchase common shares of the Company’s outstanding stock under its Board-authorized repurchase program as well as to fund working capital, capital expenditures and related costs.  The line of credit is unsecured and matures July 1, 2004.  The outstanding borrowings under this line of credit at December 31, 2002 totaled $5,500.  The weighted average amount of borrowings outstanding on this line of credit during 2002 was $1,375.  The line of credit contains other terms and conditions as well as affirmative and negative financial covenants.  As of December 31, 2002 the company is in compliance with all financial covenants.

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS

The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2000	$(11,710)	$203	$(11,507)
Period Change	(1,448)	(853)	(2,301)
Balance as of December 31, 2001	(13,158)	(650)	(13,808)
Period Change	(4,120)	598	(3,522)
Balance as of December 31, 2002	$(17,278)	$(52)	$(17,330)

NOTE 9: INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows:

Year Ended December 31	2002	2001	2000
Domestic	$(2,263)	$14,594	$17,227
Foreign	12,959	10,739	10,693
Total	$10,696	$25,333	$27,920

The provision (benefit) for income taxes consists of the following:

Year Ended December 31	2002	2001	2000
Current:
Federal	$799	$3,531	$4,913
State	472	975	1,324
Foreign	5,402	4,776	2,463
	6,673	9,282	8,700
Deferred:
Federal	(1,954)	(1,385)	1,169
State	12	(38)	415
Foreign	(1,099)	815	505
	(3,041)	(608)	2,089
Total provision for income taxes	$3,632	$8,674	$10,789

The income tax benefit associated with the nonqualified stock option plan decreased the income tax payable by $628, $226 and $36 in 2002, 2001 and 2000, respectively.  These benefits were recorded as an increase to common stock.

The provision for income taxes, as a percentage of income before provision for income taxes, differs from the statutory Federal income tax rate due to the following:

Year Ended December 31	2002	2001	2000
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal Income tax benefit	(0.8)	2.1	2.9
Net effect of foreign taxes	4.3	(0.8)	(1.3)
Valuation allowance	1.4	7.6	0.9
Write-off of subsidiary investments	(5.3)	(8.1)	—
Other	(0.6)	(1.6)	1.1
Effective income tax rate	34.0%	34.2%	38.6%

The significant components of the deferred income tax assets and liabilities are as follows:

Year Ended December 31	2002	2001
Deferred income tax assets:
Inventory	$832	$705
Accrued liabilities	1,621	1,763
Impaired investments	772	—
State income taxes	165	341
Foreign tax credits	1,749	126
Deferred compensation	783	682
Amortization of intangibles	445	533
Bad debts	1,111	439
Net operating losses	1,686	2,029
Other	31	470
Valuation allowance	(2,290)	(2,806)
Total deferred income tax assets	6,905	4,282

Year Ended December 31	2002	2001
Deferred income tax liabilities:
Accelerated depreciation	(3,413)	(2,435)
Prepaid expenses	—	(1,295)
Other	(483)	(584)
Total deferred income tax liabilities	(3,896)	(4,314)
Net deferred income tax assets (liabilities)	$3,009	$(32)

Management has provided a valuation allowance of $2,290 and $2,806 for 2002 and 2001, respectively, for certain foreign country deferred income tax assets for which management does not believe it is more likely than not that they will be realized in accordance with SFAS No. 109.  The total valuation allowance against deferred income tax assets related to foreign subsidiaries’ net operating losses and temporary differences increased in the foreign functional currencies during 2002.  However, due to the effect on exchange rates from the strengthening of the US dollar, the valuation allowance denominated in U.S. dollars actually decreased by $516.

At December 31, 2002, the Company had available net operating losses for foreign income tax purposes of $7,423.  Generally, the tax net operating losses will expire at various dates from 2003 through 2007.  Certain of these net operating losses may be limited by the extent of foreign taxable income in future years.

NOTE 10: CAPITAL TRANSACTIONS

Treasury Stock

During 2002, 2001 and 2000, the Company repurchased 1,532, 303 and 719 shares of common stock for a total of $16,877, $2,705 and $5,509, respectively. On September 12, 2002, the Board of Directors authorized the repurchase of an additional 1,000 shares of its common stock. As of December 31, 2002, the Company had repurchased 674 shares of stock under this authorization.

Stock Options

The Company maintains a stock option plan, which provides for the granting or awarding of certain nonqualified stock options to officers, directors and employees.  The term, not to exceed 10 years, and the vesting and exercise period of each stock option awarded under the plan are determined by the Company’s Board of Directors.  All grants were made at the quoted fair market value of the stock at the date of grant.  At December 31, 2002, the Company had approximately 233 shares available to be granted under the plan.  At December 31, 2002, the Company had reserved approximately 3,528 treasury shares to accommodate the exercise of outstanding options.

Stock option activity for 2002, 2001 and 2000 consisted of the following:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 1999	3,407	$8.65
Issued	175	8.63
Forfeited or canceled	(68)	8.99
Exercised	(16)	1.79
Options outstanding at December 31, 2000	3,498	8.67
Issued	1,028	7.87
Forfeited or canceled	(570)	11.65
Exercised	(133)	7.74
Options outstanding at December 31, 2001	3,823	8.04
Issued	130	11.89
Forfeited or canceled	(30)	8.89
Exercised	(395)	7.33
Options outstanding at December 31, 2002	3,528	$8.26

Shares related to the exercise of stock options were issued from treasury stock during 2002 and 2001.  Options for 2,952, 2,008 and 1,216 shares of common stock with weighted average exercise prices of $8.12, $8.19 and $8.08, were exercisable on December 31, 2002, 2001 and 2000, respectively.

The following table summarizes information about options outstanding and options exercisable at December 31, 2002.

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Shares Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Shares Exercisable	Weight-Avg. Exercise Price Per Share
$ 6.50 to $ 9.95	3,207	3.1 years	$7.83	2,781	$7.82
$ 10.00 to $ 16.88	321	6.5 years	12.49	171	12.99
$ 6.50 to $ 16.88	3,528	3.4 years	8.26	2,952	8.12

The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income for the years ended December 31, 2002, 2001, and 2000.  Had compensation costs been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

Year ended December 31		2002	2001	2000
Net Income	As reported	$7,064	$16,659	$17,131
	Stock option expense	(870)	(2,227)	(2,552)
	Pro forma	6,194	14,432	14,579

Basic Earnings Per Share	As reported	$0.45	$1.02	$1.02
	Pro forma	0.39	0.89	0.87

Diluted Earnings Per Share	As reported	$0.43	$0.99	$1.02
		0.38	0.86	0.86

The weighted average fair value of options granted was $11.89, $7.87 and $8.63 for 2002, 2001 and 2000, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rate of 3.3 percent in 2002 with an expected life of 5 years, 3.0 percent in 2001 with an expected life of 5 years and 6.5 percent in 2000 with an expected life of 6 years.  The expected dividend yield was approximately 1.4 percent in 2002, 1 percent in 2001, and 1.5 percent in 2000, respectively, and expected volatility of 61, 63 and 46 percent in 2002, 2001and 2000, respectively.  The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change, the estimated fair value amounts could be significantly different.

NOTE 11: EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan, which qualifies under Section 401(k) of the Internal Revenue Code.  The Company makes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee’s compensation.  The Company’s contributions to the plan vest after a period of three years.  During 2002, 2001 and 2000, the Company contributed to the plan approximately $894, $743 and $623, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees.  Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes).  The deferrals become an obligation owed to the participant by the Company under the plan.  At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan.  The plan is not qualified under Section 401 of the Internal Revenue Code.  Upon separation of the participant from the service of the Company, the obligation owed to the participant under the plan will be paid over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out).  At December 31, 2002 and 2001, the amounts payable under the plan are valued at the fair market value of the related assets and total $1,485 and $1,625, respectively.

Management and Employee Bonus Plan

The Company has a bonus plan that provides for participants to receive payments based upon the achievement of specified annual increases in revenue and operating income as set by the Board of Directors as well as individual objectives. The expense related to the bonus plan was approximately $2,277, $1,454 and $2,065 for 2002, 2001 and 2000, respectively, and was included in accrued liabilities at year-end. All United States employees as well as key international employees participate in the bonus plan.

NOTE 12: RELATED-PARTY TRANSACTION

During 2001, the Company’s wholly owned subsidiary, Innovative Botanical Solutions, Inc., entered into an exclusive agreement with Cetalon Corporation to manufacture a proprietary line of Cetalon-branded herbs and vitamins.  Additionally, Innovative Botanical Solutions, Inc., purchased approximately $2,000 in Cetalon common stock.  This investment was recorded using the cost method, carried at the lower of cost or fair market value and classified as available for sale.  A loan of $1,000 with a market rate of interest was also provided to Cetalon Corporation, and in connection therewith, Innovative Botanical Solutions, Inc., obtained an option to purchase additional shares of Cetalon common stock.  Two officers of the Company were on the Board of Directors of Cetalon.  These officers are not compensated for serving in this capacity.  During the three months ended March 31, 2002, it was determined that the investment and loan to Cetalon Corporation were impaired.  Accordingly the Company wrote off its entire investment of $3,000 in Cetalon.

NOTE 13: COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment used in its operations. The Company incurred expenses of approximately $4,044, $3,883 and $3,640 in connection with operating leases during 2002, 2001 and 2000, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2002, were as follows:

Year Ending December 31
2003	$3,277
2004	1,785
2005	1,258
2006	558
2007	178
Thereafter	414
$7,470

The Company is a defendant in various lawsuits which are incidental to the Company’s business. Management, after consultation with legal counsel, believes that any liability as a result of these matters will not have a material adverse effect upon the Company’s results of operations, liquidity or financial position.

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.  As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, we have not been able to obtain product liability insurance covering such products.  Approximately 2 percent of our products contain some amount of ephedrine alkaloids and kava.  The Company carries insurance in the types and amounts management considers reasonably adequate to cover the risks associated with our business.  Premiums for the Company’s product liability coverage applicable to our products that are insurable increased approximately 35 percent at June 1, 2002, providing significantly less coverage than that of the prior year.  There can be no assurance that product liability insurance will continue to be available at a reasonable cost if at all, to cover potential liabilities associated with our products.  In the event that product liability claims exceed product liability coverage, the results could have a material negative impact on us.  The Company is exploring various options to obtain other forms of coverage, including but not limited to, captive plans.  Due to the Company’s inability to secure product liability insurance on ephedrine alkaloids and kava, The Company has accrued an amount that management believes is sufficient to cover any potential liability.

NOTE 14: OPERATING SEGMENT AND INTERNATIONAL OPERATION INFORMATION

The Company has four operating segments.  These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on operating income (loss).

The Company’s operating segments are based on geographic operations and include a United States segment and three international segments (Latin America, Asia Pacific and other regions).  The segments have similar business characteristics and each offers similar products through similar methods of distribution as described in Note 1.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.  Inter-segment sales, eliminated in consolidation, are not material. The Company evaluates performance based on operating income (loss) by geographic segment before consideration of certain intersegment transfers and expenses.

Operating segment information for the years ended December 31, 2002, 2001 and 2000 is as follows:

Year Ended December 31	2002	2001	2000
Sales Revenue:
United States	$177,669	$177,807	$177,228
International:
Latin America	61,663	71,930	79,089
Asia Pacific	33,401	45,740	39,659
Other	26,001	23,245	18,844
	298,734	318,722	314,820
Operating Expenses:
United States	168,266	160,212	156,845
International:
Latin America	56,981	68,457	76,094
Asia Pacific	37,716	44,014	37,086
Other	24,103	22,141	18,167
	287,066	294,824	288,192
Operating Income (Loss):
United States	9,403	17,595	20,383
International:
Latin America	4,682	3,473	2,995
Asia Pacific	(4,315)	1,726	2,573
Other	1,898	1,104	677
	11,668	23,898	26,628
Unallocated Amounts
Other Income (Expense)	(972)	1,435	1,292
Income Before Provision for Income Taxes	$10,696	$25,333	$27,920

Year Ended December 31	2002	2001	2000
Capital Expenditures:
United States	$4,274	$13,554	$3,205
International:
Latin America	952	606	903
Asia Pacific	813	1,186	573
Other	37	145	324
	$6,076	$15,491	$5,005
Depreciation and Amortization:
United States	$4,608	$4,250	$4,513
International:
Latin America	2,264	1,118	1,594
Asia Pacific	1,242	1,189	642
Other	184	270	177
	$8,298	$6,827	$6,926

Revenues by classes of principal product lines for the years ended December 31, 2002, 2001 and 2000 are as follows:

Year Ended December 31	2002	2001	2000
Sales Revenue by Product Lines:
Herbal Products	$194,438	$213,227	$217,202
Vitamins and Mineral Supplements	85,824	85,313	71,680
Personal Care Products	7,039	6,730	7,511
Other	11,433	13,452	18,427
	$298,734	$318,722	$314,820

Individual countries, which comprise 10 percent or more of consolidated sales revenue for the years ended December 31, 2002, 2001 and 2000 are as follows:

Year Ended December 31	2002	2001	2000
Sales Revenue:
United States	$177,669	$177,807	$177,228
Other	121,065	140,915	137,592
	$298,734	$318,722	$314,820

Individual countries that comprise 10 percent or more of consolidated long-lived assets, consisting of property, plant and equipment and intangible assets are as follows:

As of December 31	2002	2001
Long-Lived Assets
United States	$28,679	$29,079
Other	8,992	10,968
	$37,671	$40,047

As of December 31	2002	2001
Assets:
United States	$79,512	$81,736
International:
Latin America	26,447	25,402
Asia Pacific	11,871	20,424
Other	4,092	3,866
Total Assets	$121,922	$131,428

NOTE 15: Subsequent Events

On February 26, 2003 the Company declared a cash dividend of 3 1/3 cents per common share to shareholders of record on March 10, 2003.

NOTE 16: SUMMARY OF QUARTERLY OPERATIONS – UNAUDITED

	Sales Revenue	Cost of Goods Sold	Volume Incentives	Selling, General & Admin.	Operating Income	Other Income (Expense)	Income (Loss) Before Income Taxes	Net Income (Loss)	Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share
2002
First Qtr	$75,860	$13,615	$33,375	$27,087	$1,783	$(2,272)	$(489)	$(888)	$(0.05)	$(0.05)
Second Qtr	77,920	13,704	34,430	25,912	3,874	1,434	5,308	3,019	0.18	0.18
Third Qtr	73,761	13,659	32,350	23,821	3,931	(186)	3,745	3,478	0.22	0.21
Fourth Qtr	71,193	12,339	32,020	24,754	2,080	52	2,132	1,455	0.10	0.09
	$298,734	$53,317	$132,175	$101,574	$11,668	$(972)	$10,696	$7,064	$0.45	$0.43

2001
First Qtr	$81,694	$14,613	$36,283	$24,393	$6,405	$(41)	$6,364	$4,022	$0.25	$0.25
Second Qtr	81,760	14,655	35,929	24,395	6,781	695	7,476	4,696	0.29	0.28
Third Qtr	77,944	14,146	34,006	23,231	6,561	200	6,761	4,219	0.26	0.25
Fourth Qtr	77,324	14,245	34,322	24,606	4,151	581	4,732	3,722	0.23	0.22
	$318,722	$57,659	$140,540	$96,625	$23,898	$1,435	$25,333	$16,659	$1.02	$0.99

Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On July 12, 2002, Nature’s Sunshine Products, Inc. filed a Current Report on Form 8-K reporting that on July 8, 2002, the Board of Directors determined not to renew the engagement of Arthur Andersen LLP and retained KPMG LLP as the Company’s independent auditors with respect to the audit of Nature’s Sunshine Products Consolidated Financial Statements for its fiscal year ended December 31, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information called for by Item 10 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2002, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 11. Executive Compensation

Information called for by Item 11 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2002, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 12 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2002, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 13. Certain Relationships and Related Transactions

Information called for by Item 13 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2002, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

PART IV

Item 14. Controls and Procedures

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).  Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

Item 15. Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a)(1)  List of Financial Statements

The following are filed as part of this Report:

Independent Auditors’ Reports

Consolidated balance sheets as of December 31, 2002 and 2001.

Consolidated statements of income and comprehensive income for the years ended December 31, 2002, 2001 and 2000.

Consolidated statements of shareholders’ equity for the years ended December 31, 2002, 2001 and 2000.

Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements

(a)(2)  List of Financial Statement Schedules

Independent Auditors’ Reports on Consolidated Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained in this Report.

(a)(3)  List of Exhibits

3.1(1) -	Restated Articles of Incorporation

3.2(2) -	By-laws, as amended

10.2(3)-	Form of Employment Agreement between the Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements

10.3(4)-	1995 Stock Option Plan

10.4(4)-	Form of Stock Option Agreement (1995 Stock Option Plan)

10.5(5)-	1998 Employee Incentive Compensation Plan

10.6(6)-	Supplemental Elective Deferral Plan

10.7(6)-	Executive Loan Program

21-	List of Subsidiaries of Registrant

23.1 -	Consent of Independent Auditors (KPMG LLP)

23.2 -	Consent of Independent Public Accountants (Arthur Andersen LLP)

23.3 -	Report of Independent Public Accountants (Kinoshita CPA Office)

23.4 -	Consent of Independent Public Accountants (Kinoshita CPA Office)

23.5 -	Report of Independent Public Accountants (Lara Marambio & Asociados)

23.6 -	Consent of Independent Public Accountants (Lara Marambio & Asociados)

23.7 -	Report of Independent Public Accountants (Daesung Accounting Corporation)

23.8 -	Consent of Independent Public Accountants (Daesung Accounting Corporation)

99.1 -	Certification pursuant to 18 U.S.C. § 1350

99.2 -	Certification pursuant to 18 U.S.C. § 1350

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

(b)           Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2002.

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

Nature’s Sunshine Products, Inc.

(Registrant)

Date: March 24, 2003	By:	/s/ Daniel P. Howells
Daniel P. Howells, President, C.E.O. and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Daniel P. Howells	President, Chief Executive Officer and Director	March 24, 2003
Daniel P. Howells

/s/	Craig D. Huff	Vice President of Finance, Treasurer,
	Craig D. Huff	Chief Financial Officer, Chief Accounting Officer	March 24, 2003

/s/	Douglas Faggioli	Chief Operating Officer and Director	March 24, 2003
Douglas Faggioli

/s/	Kristine F. Hughes	Chairman of the Board and Director	March 24, 2003
Kristine F. Hughes

/s/	Eugene L. Hughes	Vice President and Director	March 24, 2003
Eugene L. Hughes

/s/	Pauline T. Hughes	Director	March 24, 2003
Pauline T. Hughes

/s/	Richard Hinckley	Director	March 24, 2003
Richard Hinckley

CERTIFICATIONS

I, DANIEL P. HOWELLS, President and Chief Executive Officer of Nature’s Sunshine Products, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Nature’s Sunshine Products, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL P. HOWELLS
President & Chief Executive Officer
March 24, 2003

I, CRAIG D. HUFF, Chief Financial Officer of Nature’s Sunshine Products, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Nature’s Sunshine Products, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CRAIG D. HUFF
Executive Vice President, Chief Financial Officer & Treasurer
March 24, 2003

INDEPENDENT AUDITORS’ REPORT ON

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Nature’s Sunshine Products, Inc.:

Under date of February 12, 2003, we reported on the consolidated balance sheet of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended, which are included in the Nature’s Sunshine Products, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.  In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial schedule, as it relates to the year ended December 31, 2002 included in the Annual Report on Form 10-K of Nature’s Sunshine Products, Inc.  The consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the 2002 information included in the consolidated financial statement schedule based on our audit.

In our opinion, the 2002 information included in the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Salt Lake City, Utah
February 12, 2003

The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s consolidated financial statement schedule as of December 31, 2001 and for each of the years in the three-year period ended December 31, 2001.  Arthur Andersen LLP has not reissued this audit report since Arthur Andersen LLP has ceased operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To Nature’s Sunshine Products, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Nature’s Sunshine Products, Inc. and subsidiaries appearing in Item 8 in this Annual Report on Form 10-K, and have issued our report thereon dated February 7, 2002.  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  The schedule listed in Item 14(a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 7, 2002

NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollar Amounts in Thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Balance at End of Year

Year ended December 31, 2002

Allowance for doubtful accounts receivable	$1,066	$2,510	$(829)	$1	$2,748

Allowance for obsolete inventory	982	1,714	(1,334)	—	1,362

Allowance for notes receivable	14	—	(14)	—	—

Year ended December 31, 2001

Allowance for doubtful accounts receivable	$1,208	$476	$(622)	$4	$1,066

Allowance for obsolete inventory	1,155	1,145	(1,318)	—	982

Allowance for notes receivable	14	—	—	—	14

Year ended December 31, 2000

Allowance for doubtful accounts receivable	$1,291	$206	$(293)	$4	$1,208

Allowance for obsolete inventory	422	1,232	(499)	—	1,155

Allowance for notes receivable	14	—	—	—	14

LIST OF EXHIBITS

		Located At Sequentially Numbered Page

Item No.	Exhibit

3.1(1)-	Restated Articles of Incorporation	—
3.2(2)-	By-laws, as amended	—
10.2(3)-

Form of Employment Agreement between the Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements.

10.3(4)-	1995 Stock Option Plan	—
10.4(4)-	Form of Stock Option Agreement (1995 Stock Option Plan)	—
10.5(5)-	1998 Employee Incentive Compensation Plan	—
10.6(6)-	Supplemental Elective Deferral Plan	—
10.7(6)-	Executive Loan Program	—
21-	List of Subsidiaries of Registrant	49
23.1 -	Consent of Independent Auditors (KPMG LLP)	50
23.2 -	Consent of Independent Public Accountants (Arthur Andersen LLP)	51
23.3 -	Report of Independent Public Accountants (Kinoshita CPA Office)	52
23.4 -	Consent of Independent Public Accountants (Kinoshita CPA Office)	53
23.5 -	Report of Independent Public Accountants (Lara Marambio & Asociados)	54
23.6 -	Consent of Independent Public Accountants (Lara Marambio & Asociados)	55
23.7 -	Report of Independent Public Accountants (Daesung Accounting Corporation)	56
23.8 -	Consent of Independent Public Accountants (Daesung Accounting Corporation)	57
99.1 -	Certification pursuant to 18 U.S.C. § 1350	58
99.2 -	Certification pursuant to 18 U.S.C. § 1350	59

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