Form 10-Q
period 2003-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2003-05-14
CIK 275053

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
March 31, 2003	0-8707

NATURE’S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

75 East 1700 South
Provo, Utah 84606
(Address of principal executive offices and zip code)

(801) 342-4300
(Registrant’s telephone number)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒   No

            The number of shares of Common Stock, no par value, outstanding on May 9, 2003 was 13,917,901 shares.

            When we refer in this Form 10-Q to the “Company,” “we,” “our,” and “us,” we mean Nature’s Sunshine Products, Inc., a Utah corporation, together with our subsidiaries and their respective predecessors.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2003

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,683	$26,175
Accounts receivable, net	4,768	5,247
Inventories	27,219	26,460
Deferred income tax assets	5,201	4,423
Prepaid expenses and other	7,498	6,923
Total current assets	68,369	69,228

PROPERTY, PLANT AND EQUIPMENT, net	34,054	34,621
LONG-TERM INVESTMENTS	8,389	10,389
DEFINITE-LIVED INTANGIBLE ASSETS, net	2,852	3,050
OTHER ASSETS	4,486	4,634
	$118,150	$121,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$9,000	$5,500
Accounts payable	4,689	2,979
Accrued volume incentives	11,770	9,842
Accrued liabilities	14,376	13,813
Income taxes payable	1,747	2,989
Total current liabilities	41,582	35,123
LONG-TERM LIABILITIES:
Deferred income tax liabilities	2,073	1,414
Deferred compensation	1,568	1,485
Total long-term liabilities	3,641	2,899
SHAREHOLDERS’ EQUITY:
Common Stock, no par value; 20,000 shares authorized, 19,446 shares issued	31,329	31,332
Retained earnings	122,895	121,789
Treasury stock, at cost, 5,502 and 4,314 shares, respectively	(62,466)	(51,891)
Accumulated other comprehensive loss	(18,831)	(17,330)
Total shareholders’ equity	72,927	83,900
	$118,150	$121,922

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

SALES REVENUE	$72,141	$75,860

COST AND EXPENSES:
Cost of goods sold	13,014	13,615
Volume incentives	32,100	33,375
Selling, general and administrative	24,812	27,087

OPERATING INCOME	2,215	1,783

OTHER INCOME (EXPENSE)
Impairment of investment	—	(3,000)
Other income, net	293	728
	293	(2,272)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,508	(489)

PROVISION FOR INCOME TAXES	904	399

NET INCOME (LOSS)	1,604	(888)

OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	(695)	(930)
Net unrealized holding losses on marketable securities	(806)	(540)
Reclassification adjustment for losses included in net income (loss)	—	1,425
	(1,501)	(45)

COMPREHENSIVE INCOME (LOSS)	$103	$(933)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.11	$(0.05)

WEIGHTED AVERAGE BASIC COMMON SHARES	14,898	16,262

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.11	$(0.05)

WEIGHTED AVERAGE DILUTED COMMON SHARES	15,091	16,262

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,604	$(888)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,796	1,868
Tax benefit from stock option exercises	—	287
(Gain) loss on sale of property, plant and equipment	(17)	127
Deferred income taxes	(119)	(1,426)
Non-cash compensation	83	91
Loss on impaired investment	—	3,000
Changes in assets and liabilities:
Accounts receivable, net	479	386
Inventories	(759)	(689)
Prepaid expenses and other assets	(574)	1,184
Accounts payable	1,710	255
Accrued volume incentives	1,928	(855)
Accrued liabilities	563	2,277
Income taxes payable	(1,242)	(1,161)
Cumulative foreign currency translation adjustments	(155)	(786)
Net Cash Provided By Operating Activities	5,297	3,670
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,006)	(1,200)
Proceeds from sale of long-term investments	1,194	173
Payments received (advances) on long-term receivables	210	(22)
Purchase of other assets	(123)	(20)
Proceeds from sale of property, plant and equipment	54	38
Net Cash Provided By (Used) In Investing Activities	329	(1,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	3,500	—
Payment of cash dividends	(498)	(541)
Purchase of treasury stock	(10,580)	(2,137)
Proceeds from exercise of stock options	—	992
Net Cash Used In Financing Activities	(7,578)	(1,686)
EFFECT OF EXCHANGE RATES ON CASH	(540)	(144)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(2,492)	809
CASH AND CASH EQUIVALENTS AT
BEGINNING OF THE PERIOD	26,175	29,788
CASH AND CASH EQUIVALENTS AT
END OF THE PERIOD	$23,683	$30,597

See accompanying notes to condensed consolidated financial statements.

 NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

(1)       INTERIM FINANCIAL STATEMENT POLICIES AND DISCLOSURES

            The unaudited, condensed consolidated financial statements of Nature’s Sunshine Products, Inc. and subsidiaries (together, the “Company”) included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading.

            These condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the Company’s financial position as of March 31, 2003, and the results of its operations and its cash flows for the periods presented.  All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature.  Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

            These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(2)       RECENT ACCOUNTING PRONOUNCEMENTS

            The Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 was adopted January 1, 2003 and did not have an impact on the Company’s consolidated results of operations, financial position, or liquidity.

            In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 becomes effective for the Company for the year ending December 31, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s financial position, results of operations, or liquidity.

            In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. A company’s commitment to a plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. The Company’s adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations, or cash flows.

            In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN No. 45 became effective for financial statements of interim or annual periods ended after December 15, 2002.  The adoption of FIN No. 45 did not have an effect on the Company’s results of operations, liquidity, or financial position.

              In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” — an amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has made the required disclosures in Note 9, but has not yet determined whether any changes to its existing method of accounting for stock based compensation will be made.

            In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51”. FIN No. 46 addresses consolidation and reporting by business enterprises of variable interest entities.  All enterprises with variable interests in variable interest entities created after January 31, 2003 must apply the provisions of FIN No. 46 to those entities immediately.  A public entity with a variable interest in a variable interest entity created before February

1, 2003 must apply the provisions of FIN No. 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The adoption of FIN No. 46 is not expected to have an effect on the Company’s results of operations, liquidity, or financial position.

(3)       INVENTORIES

Inventories consist of the following:	March 31,	December 31,
	2003	2002
Raw materials	$7,425	$6,741
Work in process	1,241	822
Finished goods	18,553	18,897
	$27,219	$26,460

(4)       INTANGIBLE ASSETS

            On January 1, 2002, the Company adopted SFAS No. 142.  In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and classification of its intangible assets.  The Company determined that $3,213 of previously identified goodwill should be classified as an acquired distributor network and should continue to be amortized over a 10-year period.  The Company has determined that none of its intangible assets are impaired.

            The composition of definite-lived intangible assets, is as follows:

	As of March 31, 2003			As of December 31, 2002

	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents and Trademarks	$464	$346	$118	$464	$309	$155
Acquired Distributor Networks	4,503	1,861	2,642	4,503	1,701	2,802
Product Registrations	308	216	92	293	200	93
Total	$5,275	$2,423	$2,852	$5,260	$2,210	$3,050

             Amortization expense for intangible assets for the three months ended March 31, 2003, was $213.  Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years follows:

Estimated Amortization Expense
2003 (remainder)	$737
2004	343
2005	305
2006	304
2007	302
2008	299

(5)                     NET INCOME (LOSS) PER COMMON SHARE

            Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net  income (loss) per common  share (Diluted EPS) reflects the  potential dilution that  could  occur if stock options or other contracts to issue common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.

             As of March 31, 2003, the Company had a total of 3,541 common stock options outstanding.  These options were granted at fair market value and have a weighted-average exercise price of $8.25 per share.

            The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2003 and 2002.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2003
Basic EPS	$1,604	14,898	$0.11
Effect of stock options	—	193	—
Diluted EPS	$1,604	15,091	$0.11

Three Months Ended March 31, 2002
Basic EPS	$(888)	16,262	$(0.05)
Effect of stock options	—	—	—
Diluted EPS	$(888)	16,262	$(0.05)

            For the three months ended March 31, 2003 and 2002, there were outstanding options to purchase 507 and 3,759 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(6)       EQUITY TRANSACTIONS

            The Company has declared consecutive quarterly cash dividends since 1988. During the first quarter, the Company paid a dividend of 3 1/3 cents per common share on March 20, 2003, to shareholders of record on March 10, 2003.

            For the three months ended March 31, 2003, the Company repurchased 1,188 shares of its common stock at an average price per share of $8.91. Upon completion of its authorized buyback program instituted in September 2002, the Company’s Board of Directors authorized another 1,000-share buyback program on March 19, 2003, under which the Company had repurchased 861 shares of its common stock as of March 31, 2003. As of April 30, 2003, the Company had repurchased a cumulative total of 996 shares under this new authorization.

(7)       OPERATING LINE OF CREDIT

            During 2002, the Company entered into an operating line of credit with an interest rate equal to LIBOR (1.75 percent as of March 31, 2003) plus 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used to repurchase common shares of the Company’s outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures and related costs.  The line of credit is unsecured and matures July 1, 2004.  The outstanding borrowings under this line of credit at March 31, 2003 totaled $9,000. The line of credit contains other terms and conditions as well as affirmative and negative financial covenants.

(8)       ACCUMULATED OTHER COMPREHENSIVE LOSS

             The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2002	$(17,278)	$(52)	$(17,330)
Period Change	(695)	(806)	(1,501)
Balance as of March 31, 2003	$(17,973)	$(858)	$(18,831)

(9)           STOCK BASED COMPENSATION

    The Company accounts for stock-based compensation plans for employees and directors under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income for the three months ended March 31, 2003 and 2002.  Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

		Three months ended March 31,
		2003	2002
Net Income (Loss)	As reported	$1,604	$(888)
	Stock option expense	(55)	(218)
	Pro forma	$1,549	$(1,106)

Basic Net Income (Loss) Per Share	As reported	$0.11	$(0.05)
	Stock option expense	(0.01)	(0.02)
	Pro forma	$0.10	$(0.07)

Diluted Net Income (Loss) Per Share	As reported	$0.11	$(0.05)
	Stock option expense	(0.01)	(0.02)
	Pro forma	$0.10	$(0.07)

(10)     SEGMENT INFORMATION

            The Company has four operating segments.  These operating segments are components of the Company for which separate information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker in deciding how to allocate resources and assess performance.  The Company evaluates performance based on operating income.

            The Company’s operating segments are based on geographic operations.  Intersegment sales are eliminated in consolidation and are not material.

            Operating segment information is as follows:

	Three Months Ended March 31,
	2003	2002
Sales Revenue:
United States	$44,764	$44,151
International:
Latin America	12,894	15,754
Asia Pacific	6,574	10,030
Other	7,909	5,925
	72,141	75,860
Operating Expenses:
United States	42,437	43,075
International:
Latin America	11,893	14,881
Asia Pacific	8,088	10,490
Other	7,508	5,631
	69,926	74,077
Operating Income (Loss):
United States	2,327	1,076
International:
Latin America	1,001	873
Asia Pacific	(1,514)	(460)
Other	401	294
	2,215	1,783
Other Income (Expense)	293	(2,272)
Income (Loss) Before Provision for Income Taxes	$2,508	$(489)

    Segment assets as of March 31, 2003 and December 31, 2002, are as follows:

	March 31, 2003	December 31, 2002
Assets:
United States	$77,172	$79,512
International:
Latin America	24,560	26,447
Asia Pacific	11,814	11,871
Other	4,604	4,092
Total Assets	$118,150	$121,922

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

            The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and management’s discussion and analysis included in the our Annual Report on Form 10-K for the year ended December 31, 2002.

Significant Accounting Policies

Revenue Recognition

          We generally recognize sales revenue when products are shipped and title passes to our independent distributors. For most product sales, the sales price is received in the form of cash or credit card payment, which accompanies or precedes the shipment of the orders. As products are shipped, persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed, and collectibility is reasonably assured. A reserve for product returns, which reduces revenue, is accrued based on historical experience. From time to time, our United States operation extends short-term credit associated with product promotions. For certain of our international operations, we offer credit terms consistent with industry standards within each respective country. Historically, we have not experienced significant bad debt losses. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities.

Volume Incentives Accrual

            We accrue for expenses associated with volume incentives associated with our sales revenue. Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. We specifically analyze volume incentives based on historical and current sales trends when evaluating the adequacy of the accrued volume incentives.

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

	(Dollar Amounts in Thousands) (Unaudited) (i)		(ii)
	Income and Expense Items as a Percent of Sales		Three Months Ended March 31, 2003 to 2002
	Three Months Ended March 31,
Income and Expense Items	2003	2002	Amount of Increase (Decrease)	Percent of Change
Sales	100.0%	100.0%	$(3,719)	(4.9)%

Cost of goods sold	18.0	17.9	(601)	(4.4)
Volume incentives	44.5	44.0	(1,275)	(3.8)
SG&A expenses	34.4	35.7	(2,275)	(8.4)
Total operating expenses	96.9	97.6	(4,151)	(5.6)
Operating income	3.1	2.4	432	24.2
Other income (expense), net	0.4	(3.0)	2,565	112.9
Income (loss) before provision for income taxes	3.5	(0.6)	2,997	612.9
Provision for income taxes	1.3	0.6	505	126.6
Net income (loss)	2.2%	(1.2)%	$2,492	280.6

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Sales Revenue

            Sales revenue for the three months ended March 31, 2003, was $72.1 million compared to $75.9 million for the same period in the prior year, a decrease of approximately 5 percent. The decrease in sales revenue for the three months ended March 31, 2003, primarily reflects lower sales revenue in our international operations.

            Sales revenue in our United States operation for the three months ended March 31, 2003, was $44.8 million, an increase of approximately 1.4 percent, compared to the same period in the prior year.  Sales revenue increased in the United States during the first quarter primarily due to results of new marketing and promotional activities instituted in the third and fourth quarters of 2002 designed to aid Distributors in building their business. We expect to see benefits from those programs continue for the remainder of 2003.  Additionally the Company effected a price increase in April 1, 2003.

            Our international operations reported sales revenue of $27.4 million for the three months ended March 31, 2003, a decrease of approximately 13.7 percent, compared to the same period in the prior year.

            Sales revenue in Latin America was $12.9 million for the three months ended March 31, 2003, a decrease of 18.2 percent, compared to the same period in the prior year.  The sales revenue decline experienced in Latin America was primarily due to the devaluation of the Venezuelan Bolivar due to the unstable economic environment in Venezuela as well as import restrictions imposed by the Brazilian government and the devaluation of the Brazilian Real.  We expect to continue to experience adverse impacts from the unstable economic environment and the devaluation of the Venezuela Bolivar for the remainder of 2003.

          Sales revenue in Asia Pacific was $6.6 million for the three months ended March 31, 2003, a decrease of 34.5 percent, compared to the same period in the prior year.  The sales revenue decline experienced in our Asia Pacific markets is primarily the result of continued sales revenue decreases experienced by South Korea due to increased competition.

          Sales revenue in our other markets was $7.9 million for the three months ended March 31, 2003, an increase of 33.5 percent, compared to the same period in the prior year.  The growth in sales revenue experienced in our other markets is primarily due to the positive results of our operations in the Russian Federation as well as the United Kingdom.

          Our independent sales force consists of Managers and Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling our products may attain the rank of “Manager.”  Appointment as a Manager is dependent upon attaining certain purchase volume levels and demonstrating leadership abilities.  The number of Managers at March 31, 2003, was approximately

15,900 compared to approximately 14,000 as of December 31, 2002.   The number of Distributors at March 31, 2003, was approximately 516,000 compared to approximately 509,000 as of December 31, 2002.  The increase in the number of Managers and Distributors is primarily associated with the increase in sales performance of the United States and Russian Operations.

Cost of Goods Sold

            For the three months ended March 31, 2003, cost of goods sold remained essentially constant, as a percent of sales, compared to the same period in the prior year.  We expect cost of goods sold to decrease slightly as a percent of sales during the remainder of 2003 compared to the three months ended March 31, 2003.

Volume Incentives

            Volume incentives are commissions paid to independent sales force members for reaching certain levels of sales revenue performance and organizational development and are an integral part of our direct sales marketing program.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies.  For the three months ended March 31, 2003, volume incentives, as a percent of sales, increased slightly compared to the same period in the prior year primarily as a result of the increase in the United States sales revenue where volume incentives are slightly higher. We expect volume incentives to remain constant, as a percent of sales, during the remainder of 2003 compared to the three months ended March 31, 2003.

Selling, General and Administrative

            Selling, general and administrative expenses for the three months ended March 31, 2003, decreased as a percent of sales compared to the same period of the prior year as a result of the cost control measures put in place during the latter part of 2002. For the remainder of 2003, we expect selling, general and administrative expenses, as a percent of sales, to decrease slightly as compared to the three months ended March 31, 2003, as a result of continued benefits from cost controls implemented in 2002.

Other Income (Expense)

            Other income (expense) for the three months ended March 31, 2003, increased approximately $2.6 million compared to the same period of the prior year, primarily as a result of a combination of an impairment of our investment in Cetalon Corporation of $3.0 million offset in part by foreign exchange gains in certain of our subsidiaries in the first quarter of 2002.

Product Liability

            Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury.  As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, we have not been able to obtain product liability insurance covering such products.  Approximately 2 percent of our products contain some amount of ephedrine alkaloids and kava.  We carry insurance in the types and amounts we consider reasonably adequate to cover the other risks associated with our business.  Premiums for our product liability coverage applicable to our products that are insurable increased approximately 35 percent at June 1, 2002, providing significantly less coverage than that of the prior year.  There can be no assurance that product liability insurance will continue to be available at a reasonable cost if at all, to cover potential liabilities associated with our products.  In the event that product liability claims exceed product liability coverage and our provision for self insurance, the results could have a material negative impact on us.  We are exploring various options to obtain other forms of coverage, including but not limited to, captive plans. We have accrued an amount that we estimate is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims.  However, there can be no assurance that these estimates will prove to be sufficient nor can there by any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our financial position, results of operations, or liquidity.

Segment Information

            See information included in the condensed consolidated financial statements under Item 1 Note 10.

Balance Sheet

        Allowance For Doubtful Accounts

            The Company’s allowance for doubtful accounts did not materially change from December 31, 2002 to March 31, 2003.

          Accrued Volume Incentives

            Accrued volume incentives increased approximately $1.9 million as of March 31, 2003 compared to December 31, 2002, as a result of higher sales revenue reported during the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

            Cash and cash equivalents decreased approximately $2.5 million as of March 31, 2003 compared to December 31, 2002.  The decrease in cash and cash equivalents is primarily the result of our Board-authorized stock buyback program through which we repurchased 1,188 shares of our common stock in the open market for $10.6 million.  These cash outflows were offset, in part, by cash provided by operating activities of $5.3 million and net proceeds from borrowings under our line of credit of $3.5 million.

            We believe that working capital requirements can be met for the foreseeable future through our available cash and cash equivalents, cash generated from operating activities and borrowings from our operating line of credit; however, a prolonged economic downturn or a decrease in the demand for our products could adversely affect our long-term liquidity.  In the event of a significant decrease in cash provided by our operating activities, it might be necessary for us to obtain additional external sources of funding.

            During 2002, the Company entered into an operating line of credit with an interest rate equal to LIBOR (1.75 percent as of March 31, 2003) plus 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used to repurchase common shares of the Company’s outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures and related costs.  The line of credit is unsecured and matures July 1, 2004.  The outstanding borrowings under this line of credit at March 31, 2003 totaled $9,000. The line of credit contains other terms and conditions as well as affirmative and negative financial covenants.  As of March 31, 2003, the Company is in compliance with all financial covenants.

Legal Proceedings

            We are a defendant in various lawsuits which are incidental to our business.  After consultation with legal counsel, we believe that the ultimate disposition of these matters will not have a material adverse effect upon our consolidated results of operations, financial position, or liquidity.

Review by the Securities and Exchange Commission

On April 30, 2003, the Securities and Exchange Commission (“SEC”) notified us that the SEC’s accounting staff had reviewed our annual report filed on Form 10-K for the fiscal year ended December 31, 2002. They sent us a letter of comment which identified several accounting issues on which the staff sought clarification and additional information. We have provided a preliminary response letter to the staff and anticipate that the matters identified in the comment letter will be satisfactorily resolved.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements.  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, product liability claims and availability of insurance, as well as assumptions relating to the foregoing.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  When used in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Form 10-Q the words “estimates”, “expects”, “anticipates”, “projects”, “plans”, “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We conduct our business in several countries and intend to continue to expand our foreign operations.  Sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where we have operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risk

            During the three months ended March 31, 2003, approximately 37.9 percent of our revenue and 39.3 percent of our expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, and all sales and expenses are translated at average exchange rates for the reported periods.  Therefore, our sales revenue and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the affect of these fluctuations on our future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.  A hypothetical 10 percent devaluation in all foreign currencies would not have a material affect on our liquidity, financial position, or results of operations.

            The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which sales revenue exceeded $10.0 million during any of the previous two years.

Three Months Ended March 31	2003	2002
Brazil	3.5	2.4
Mexico	10.8	9.1
South Korea	1,200.5	1,315.8
Venezuela	1,677.9	856.9

Interest Rate Risk

            We have investments, which by nature are subject to market risk.  At March 31, 2003, we had investments totaling $11.0 million of which $5.2 million were held as municipal obligations, carry an average fixed interest rate of 5.2 percent and mature over a five year period.  A hypothetical one percent change in interest rates would not have a material affect on our liquidity, financial position, or results of operations. Our remaining investments of $5.8 million are not subject to interest rate risk.

Item 4.          DISCLOSURE CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of filing date of the quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities

(b)  Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

PART II  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits
	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (filed herewith)
	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (filed herewith)

b)	Reports on Form 8-K
A report was filed on Form 8-K during the quarter for which this Report is filed. The
Form 8-K was dated March 19, 2003, and at Item 7 the Registrant reported a Board-authorized 1,000,000 common share repurchase plan and its fourth quarter and calendar year 2002 operating results.

Other Items

            There were no other items to be reported under Part II of this Report.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    NATURE’S SUNSHINE PRODUCTS, INC.

Date: May 9, 2003	/s/ DANIEL P. HOWELLS
Daniel P. Howells, President & Chief Executive Officer

Date: May 9, 2003	/s/ CRAIG D. HUFF
Craig D. Huff, Executive Vice President, Chief Financial
Officer & Treasurer

CERTIFICATIONS

I, DANIEL P. HOWELLS, President and Chief Executive Officer of Nature’s Sunshine Products, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL P. HOWELLS
President & Chief Executive Officer
May 9, 2003

I, CRAIG D. HUFF, Chief Financial Officer of Nature’s Sunshine Products, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CRAIG D. HUFF
Executive Vice President, Chief Financial Officer & Treasurer
May 9, 2003