Form 10-Q
period 2003-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2003-08-14
CIK 275053

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003	Commission File Number 0-8707

NATURE’S SUNSHINE PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒  No

The number of shares of Common Stock, no par value, outstanding on August 13, 2003 was 13,917,901 shares.

When we refer in this Form 10-Q to the “Company,” “we,” “our,” and “us,” we mean Nature’s Sunshine Products, Inc., a Utah corporation, together with our subsidiaries.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,126	$26,175
Accounts receivable, net	4,994	5,247
Inventories, net	26,661	26,460
Deferred income tax assets	5,777	4,423
Prepaid expenses and other	10,121	6,923
Total current assets	72,679	69,228

PROPERTY, PLANT AND EQUIPMENT, net	34,090	34,621
LONG-TERM INVESTMENTS	7,820	10,389
DEFINITE-LIVED INTANGIBLE ASSETS, net	2,589	3,050
OTHER ASSETS	4,294	4,634
	$121,472	$121,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$10,000	$5,500
Accounts payable	5,520	2,979
Accrued volume incentives	10,783	9,842
Accrued liabilities	15,573	13,813
Income taxes payable	1,873	2,989
Total current liabilities	43,749	35,123

LONG-TERM LIABILITIES:
Deferred income tax liabilities	1,859	1,414
Deferred compensation	1,893	1,485
Total long-term liabilities	3,752	2,899

SHAREHOLDERS’ EQUITY:
Common Stock, no par value; 20,000 shares authorized, 19,446 shares issued	29,735	31,332
Retained earnings	123,556	121,789
Treasury stock, at cost, 5,528 and 4,314 shares, respectively	(61,130)	(51,891)
Accumulated other comprehensive loss	(18,190)	(17,330)
Total shareholders’ equity	73,971	83,900
	$121,472	$121,922

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

	Three Months Ended June 30,
	2003	2002

SALES REVENUE	$73,211	$77,920

COST AND EXPENSES:
Cost of goods sold	12,912	13,704
Volume incentives	32,422	34,430
Selling, general and administrative	25,145	25,912

OPERATING INCOME	2,732	3,874

OTHER INCOME (EXPENSE)
Impairment of investment	(1,768)	—
Interest income	129	160
Interest expense	(85)	(1)
Other income, net	496	1,275
	(1,228)	1,434

INCOME BEFORE PROVISION FOR INCOME TAXES	1,504	5,308
PROVISION FOR INCOME TAXES	379	2,289
NET INCOME	1,125	3,019
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(423)	(2,286)
Net unrealized holding gains (losses) on marketable securities	731	(87)
Reclassification adjustment for losses included in net income	333	34
	641	(2,339)

COMPREHENSIVE INCOME	$1,766	$680

BASIC NET INCOME PER COMMON SHARE	$0.08	$0.19
WEIGHTED AVERAGE BASIC COMMON SHARES	13,895	16,088
DILUTED NET INCOME PER COMMON SHARE	$0.08	$0.18
WEIGHTED AVERAGE DILUTED COMMON SHARES	14,143	16,701

See accompanying notes to condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

	Six Months Ended June 30,
	2003	2002

SALES REVENUE	$145,352	$153,780

COST AND EXPENSES:
Cost of goods sold	25,926	27,319
Volume incentives	64,522	67,805
Selling, general and administrative	49,957	52,999

OPERATING INCOME	4,947	5,657
OTHER INCOME (EXPENSE)
Impairment of investments	(1,768)	(3,000)
Interest income	274	325
Interest expense	(130)	(1)
Other income, net	689	1,838
	(935)	(838)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,012	4,819
PROVISION FOR INCOME TAXES	1,283	2,688
NET INCOME	2,729	2,131
OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	(1,118)	(3,216)
Net unrealized holding losses on marketable securities	(75)	(627)
Reclassification adjustment for losses included in net income	333	1,459
	(860)	(2,384)

COMPREHENSIVE INCOME (LOSS)	$1,869	$(253)

BASIC NET INCOME PER COMMON SHARE	$0.19	$0.13
WEIGHTED AVERAGE BASIC COMMON SHARES	14,393	16,175
DILUTED NET INCOME PER COMMON SHARE	$0.19	$0.13
WEIGHTED AVERAGE DILUTED COMMON SHARES	14,615	16,902

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,729	$2,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,296	4,391
Tax benefit from stock option exercises	108	289
(Gain) loss on sale of property, plant and equipment	(41)	108
Deferred income taxes	(909)	(2,223)
Non-cash compensation	408	(62)
Loss on impaired investments	1,768	3,000
Changes in assets and liabilities:
Accounts receivable, net	253	(206)
Inventories, net	(201)	(1,194)
Prepaid expenses and other assets	(3,196)	523
Accounts payable	2,541	(872)
Accrued volume incentives	941	(1,392)
Accrued liabilities	1,760	3,870
Income taxes payable	(1,116)	(888)
Cumulative foreign currency translation adjustments	(1,116)	(3,578)
Net Cash Provided By Operating Activities	7,225	3,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,353)	(2,572)
Proceeds from sale of long-term investments	1,060	110
Payments received (advances) on long-term receivables	505	(111)
Purchase of other assets	(200)	(71)
Proceeds from sale of property, plant and equipment	125	74
Net Cash Used In Investing Activities	(863)	(2,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	4,500	—
Payment of cash dividends	(962)	(1,077)
Purchase of treasury stock	(11,796)	(6,010)
Proceeds from exercise of stock options	849	1,001
Net Cash Used In Financing Activities	(7,409)	(6,086)
EFFECT OF EXCHANGE RATES ON CASH	(2)	362
NET DECREASE IN CASH AND
CASH EQUIVALENTS	(1,049)	(4,397)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF THE PERIOD	26,175	29,788
CASH AND CASH EQUIVALENTS AT
END OF THE PERIOD	$25,126	$25,391

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

(1)                BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

These condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the Company’s financial position as of June 30, 2003, and the results of its operations and its cash flows for the periods presented.  All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(2)                RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments:  Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities.  The new reporting and disclosure requirements for SFAS No. 150 become effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003.  The Company believes that the adoption of SFAS No. 150 will not have an effect on the Company’s results of operations, liquidity, or financial position.

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which provides the accounting requirements for retirement obligations associated with tangible long-lived assets.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 was adopted January 1, 2003 and did not have an impact on the Company’s consolidated results of operations, financial position, or liquidity.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” — an amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has made the required disclosures in Note 9.

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

(3)                                 INVENTORIES

Inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw materials	$7,591	$6,741
Work in process	1,074	822
Finished goods	17,996	18,897
	$26,661	$26,460

(4)                                 INTANGIBLE ASSETS

The composition of the Company’s definite-lived intangible assets, is as follows:

	As of June 30, 2003			As of December 31, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents and Trademarks	$464	$399	$65	$464	$309	$155
Acquired Distributor Networks	4,503	2,069	2,434	4,503	1,701	2,802
Product Registrations	319	229	90	293	200	93
Total	$5,286	$2,697	$2,589	$5,260	$2,210	$3,050

As of June 30, 2003, the Company has determined that none of its intangible assets are impaired. Amortization expense for intangible assets for the six months ended June 30, 2003, was $487.  Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years follows:

Estimated Amortization Expense
2003 (remainder)	$472
2004	343
2005	305
2006	304
2007	302
2008	299

(5)                                NET INCOME PER COMMON SHARE

Basic net income per common share (Basic EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net  income per common  share (Diluted EPS) reflects the  potential dilution that  could  occur if stock options or other contracts to issue common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

As of June 30, 2003, the Company had a total of 3,431 common stock options outstanding.  These options were granted at fair market value and have a weighted-average exercise price of $8.27 per share.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2003 and 2002.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2003
Basic EPS	$1,125	13,895	$0.08
Effect of stock options	—	248	—
Diluted EPS	$1,125	14,143	$0.08

Three Months Ended June 30, 2002
Basic EPS	$3,019	16,088	$0.19
Effect of stock options	—	613	(0.01)
Diluted EPS	$3,019	16,701	$0.18

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six Months Ended June 30, 2003
Basic EPS	$2,729	14,393	$0.19
Effect of stock options	—	222	—
Diluted EPS	$2,729	14,615	$0.19

Six Months Ended June 30, 2002
Basic EPS	$2,131	16,175	$0.13
Effect of stock options	2	727	—
Diluted EPS	$2,131	16,902	$0.13

For the three and six months ended June 30, 2003 and 2002, there were outstanding options to purchase 393 and 623 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.  For the six months ended June 30, 2003 and 2002 there were outstanding options to purchase 424 and 230 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(6)                                EQUITY TRANSACTIONS

The Company has declared consecutive quarterly cash dividends since 1988. During the second quarter, the Company paid a dividend of 3 1/3 cents per common share on May 30, 2003, to shareholders of record on May 23, 2003.

For the three and six months ended June 30, 2003, the Company repurchased 138 and 1,326 shares, respectively, of its common stock at an average price per share of $8.78 and $8.89, respectively. Upon completion of its authorized buyback program instituted in September 2002, the Company’s Board of Directors authorized another 1,000-share buyback program on March 19, 2003. As of June 30, 2003, the Company had repurchased a cumulative total of 1,000 shares under this new authorization.

(7)                                OPERATING LINE OF CREDIT

During 2002, the Company entered into an operating line of credit with an interest rate equal to LIBOR (1.10 percent as of June 30, 2003) plus 1.5 percent, which provides for borrowings of up to $15,000,000.  Borrowings under this line of credit may be used to repurchase common shares of the Company’s outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures and related costs.  The line of credit is unsecured and matures July 1, 2004.  The outstanding borrowings under this line of credit at June 30, 2003 totaled $10,000. The line of credit contains other terms and conditions as well as affirmative and negative financial covenants. As of June 30, 2003, the Company was in compliance with these covenants.

(8)                                ACCUMULATED OTHER COMPREHENSIVE LOSS

The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) On Available-For- Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2002	$(17,278)	$(52)	$(17,330)
Period Change	(1,118)	258	(860)
Balance as of June 30, 2003	$(18,396)	$206	$(18,190)

(9)                                 STOCK BASED COMPENSATION

The Company accounts for stock-based compensation plans for employees and directors under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income for the three and six months ended June 30, 2003 and 2002.  Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

		Three Months Ended June 30,
		2003	2002
Net Income	As reported	$1,125	$3,019
	Stock option expense, net of related tax effects	(58)	(217)
	Pro forma	$1,067	$2,802

Basic Net Income Per Share	As reported	$0.08	$0.19
	Stock option expense, net of related tax effects	—	(0.01)
	Pro forma	$0.08	$0.18

Diluted Net Income Per Share	As reported	$0.08	$0.18
	Stock option expense, net of related tax effects	—	(0.01)
	Pro forma	$0.08	$0.17

		Six Months Ended June 30,
		2003	2002
Net Income	As reported	$2,729	$2,131
	Stock option expense, net of related tax effects	(113)	(435)
	Pro forma	$2,616	$1,696

Basic Net Income Per Share	As reported	$0.19	$0.13
	Stock option expense, net of related tax effects	(0.01)	(0.03)
	Pro forma	$0.18	$0.10

Diluted Net Income Per Share	As reported	$0.19	$0.13
	Stock option expense, net of related tax effects	(0.01)	(0.03)
	Pro forma	$0.18	$0.10

(10)                          SEGMENT INFORMATION

The Company has four operating segments.  These operating segments are components of the Company for which separate information is available that is evaluated regularly in deciding how to allocate resources and assess performance.  The Company evaluates performance based on operating income.

The Company’s operating segments are based on geographic operations.  Intersegment sales are eliminated in consolidation and are not material.

Operating segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales Revenue:
United States	$44,603	$45,344	$89,367	$89,495
International:
Latin America	14,272	16,848	27,166	32,602
Asia Pacific	6,139	9,244	12,713	19,274
Other	8,197	6,484	16,106	12,409
	73,211	77,920	145,352	153,780
Operating Expenses:
United States	42,525	43,022	84,962	86,097
International:
Latin America	12,922	15,103	24,815	29,984
Asia Pacific	7,746	10,118	15,834	20,608
Other	7,286	5,803	14,794	11,434
	70,479	74,046	140,405	148,123
Operating Income (Loss):
United States	2,078	2,322	4,405	3,398
International:
Latin America	1,350	1,745	2,351	2,618
Asia Pacific	(1,607)	(874)	(3,121)	(1,334)
Other	911	681	1,312	975
	2,732	3,874	4,947	5,657
Other Income (Expense)	(1,228)	1,434	(935)	(838)
Income Before Provision for Income Taxes	$1,504	$5,308	$4,012	$4,819

Segment assets as of June 30, 2003 and December 31, 2002, are as follows:

	June 30, 2003	December 31, 2002
Assets:
United States	$77,905	$79,512
International:
Latin America	26,566	26,447
Asia Pacific	11,897	11,871
Other	5,104	4,092
Total Assets	$121,472	$121,922

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the interim financial information included in this Form 10-Q as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies

Revenue Recognition

We generally recognize sales revenue when products are shipped and title passes to our independent distributors. For most product sales, the sales price is received in the form of cash or credit card payment, which accompanies or precedes the shipment of the orders. As products are shipped, persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed, and collectibility is reasonably assured. A reserve for product returns, which reduces revenue, is accrued based on historical experience. From time to time, our United States operation extends short-term credit associated with product promotions. For certain of our international operations, we offer credit terms consistent with industry standards within each respective country. Amounts received for unshipped merchandise are not recognized as revenue but rather they are recorded as customer deposits and are included in accrued liabilities.

Volume Incentives Accrual

We accrue for volume incentives expense associated with our sales revenue. Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. We specifically analyze volume incentives based on historical and current sales trends when evaluating the adequacy of the accrued volume incentives.

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

Incentive Trip Accrual

We accrue for expenses of incentive trips associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded.

RESULTS OF OPERATIONS

The following table identifies for the three month periods (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

	(Dollar Amounts in Thousands) (Unaudited)
	(i) Income and Expense Items as a Percent of Sales Three Months Ended June 30,		(ii) Three Months Ended June 30, 2003 to 2002
Income and Expense Items	2003	2002	Amount of Increase (Decrease)	Percent of Change
Sales	100.0%	100.0%	$(4,709)	(6.0)%

Cost of goods sold	17.6	17.6	(792)	(5.8)
Volume incentives	44.3	44.2	(2,008)	(5.8)
SG&A expenses	34.4	33.2	(767)	(3.0)
Total operating expenses	96.3	95.0	(3,567)	(4.8)
Operating income	3.7	5.0	(1,142)	(29.5)
Other income (expense), net	(1.6)	1.8	(2,662)	(185.6)
Income before provision for income taxes	2.1	6.8	(3,804)	(71.7)
Provision for income taxes	0.6	2.9	(1,910)	(83.5)
Net income	1.5%	3.9%	$(1,894)	(62.7)%

The following table identifies for the six month periods (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

	(Dollar Amounts in Thousands) (Unaudited)
Income and Expense Items	(i) Income and Expense Items as a Percent of Sales Six Months Ended June 30,		(ii) Six Months Ended June 30, 2003 to 2002

	2003	2002	Amount of Increase (Decrease)	Percent of Change
Sales	100.0%	100.0%	$(8,428)	(5.5)%

Cost of goods sold	17.8	17.8	(1,393)	(5.1)
Volume incentives	44.4	44.1	(3,283)	(4.8)
SG&A expenses	34.4	34.4	(3,042)	(5.7)
Total operating expenses	96.6	96.3	(7,718)	(5.2)
Operating income	3.4	3.7	(710)	(12.6)
Other income (expense), net	(0.6)	(0.6)	(97)	(11.6)
Income before provision for income taxes	2.8	3.1	(807)	(16.7)
Provision for income taxes	0.9	1.7	(1,405)	(52.3)
Net income	1.9%	1.4%	$598	28.1%

Sales Revenue

Sales revenue for the three months ended June 30, 2003, was $73.2 million compared to $77.9 million for the same period in the prior year, a decrease of approximately 6.0 percent. Sales revenue for the six months ended June 30, 2003, was $145.4 million compared to $153.8 million for the same period in the prior year, a decrease of approximately 5.5 percent. The decrease in sales revenue for the three and six months ended June 30, 2003, primarily reflects lower sales revenue in our international operations.

Sales revenue in our United States operation for the three and six months ended June 30, 2003, was $44.6 million and $89.4 million, respectively, a decrease of approximately 1.6 percent and 0.0 percent, respectively, compared to the same period in the prior year.  The sales decrease resulted from lower sales volumes offset, in part, by a price increase effected on April 1, 2003.  During the third and fourth quarters of 2002, the Company instituted new marketing and promotional activities designed to aid Distributors in building their business. We expect to see benefits from those programs continue for the remainder of 2003.

Our international operations reported sales revenue of $28.6 million and $56.0 million  for the three and six months ended June 30, 2003, respectively, a decrease of approximately 12.2 percent and 12.9 percent, respectively, compared to the same periods in the prior year.

Sales revenue in Latin America was $14.3 million and $27.2 million for the three and six months ended June 30, 2003, respectively, a decrease of 15.3 percent and 16.7 percent, respectively, compared to the same period in the prior year.  The sales revenue decline experienced in Latin America was primarily due to the devaluation of the Venezuelan Bolivar due to the unstable economic environment in Venezuela as well as import restrictions imposed by the Brazilian government and the devaluation of the Brazilian Real.  The economic and political environment in Venezuela continues to adversely affect the Company.  The Venezuelan government is increasingly becoming adverse to foreign companies.  Sales from Venezuela accounted for 2.4% and 2.1% of total sales for the three and six months ended June 30, 2003.  Total assets in Venezuela were 2,535,000 as of June 30, 2003.  We expect to continue to be negatively impacted from the unstable economic and political environment and the devaluation of the Venezuelan Bolivar.

Sales revenue in Asia Pacific was $6.1 million and $12.7 million for the three and six months ended June 30, 2003, respectively, a decrease of 33.6 percent and 34.0 percent, respectively,  compared to the same periods in the prior year.  The sales revenue decline experienced in our Asia Pacific markets is primarily the result of continued sales revenue decreases experienced by South Korea due to increased competition.

Sales revenue in our other markets was $8.2 million and $16.1 million for the three and six months ended June 30, 2003, respectively, an increase of 26.4 percent and 29.8 percent, respectively, compared to the same periods in the prior year.  The growth in sales revenue experienced in our other markets is primarily due to the positive results of our operations in the Russian Federation as well as the United Kingdom.

Our independent sales force consists of Managers and Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling our products may attain the rank of “Manager”.  Appointment as a Manager is dependent upon attaining certain volume levels and demonstrating leadership abilities.  The number of Managers at June 30, 2003, was approximately 15,200 compared to approximately 14,000 as of December 31, 2002.  The number of Distributors at June 30, 2003, was approximately 525,000 compared to approximately 509,000 as of December 31, 2002. The United States and Russian operations account for the majority of the increase in Managers and Distributors since December 31, 2002 due to favorable sales trends in those locations in recent months.

Cost of Goods Sold

For the three and six months ended June 30, 2003, cost of goods sold remained essentially constant, as a percent of sales, compared to the same period in the prior year.  We expect cost of goods sold to decrease slightly as a percent of sales during the remainder of 2003 compared to the six months ended June 30, 2003 due to the price increase put in place on April 1, 2003 and also due to the expected stabilization or strengthening of certain foreign currencies.

Volume Incentives

Volume incentives are commissions paid to independent sales force members for reaching certain levels of sales revenue performance and organizational development and are an integral part of our direct sales marketing program.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies.  For the three and six months ended June 30, 2003, volume incentives, as a percent of sales, increased slightly compared to the same period in the prior year primarily as a result of the increase in the United States sales revenue where volume incentives are slightly higher. We expect volume incentives to remain constant, as a percent of sales, during the remainder of 2003 compared to the six months ended June 30, 2003.

Selling, General and Administrative

Selling, general and administrative expenses for the three and six months ended June 30, 2003, decreased $0.8 million and $3.0 million, respectively, compared to the same period of the prior year as a result of the cost control measures put in place during the latter part of 2002. For the remainder of 2003, we expect selling, general and administrative expenses, as a percent of sales, to decrease slightly as compared to the six months ended June 30, 2003, as a result of continued benefits from cost controls implemented in 2002.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2003, decreased approximately $2.7 million compared to the same period of the prior year, primarily as a result of a combination of an impairment of an equity investment in HealtheTech Corporation of $1.8 million and a reduction of  foreign exchange transaction gains in certain of our subsidiaries in the second quarter of 2003.

Income Tax

The effective income tax rate for the three and six months ended June 30, 2003, was 25.2 percent and 32.0 percent, respectively, compared to 43.1 percent and 55.8 percent for the same periods in the prior year, respectively.  The decrease in the effective tax rate for the three and six months ended June 30, 2003, was primarily the result of the utilization of current year losses of certain foreign subsidiaries that had not been previously recognized as well as the reduction of taxable income due to dividends received that were taxed in prior years. For the remainder of the year ending December 31, 2003, management expects the annual effective income tax rate to be approximately 32 percent.

Product Liability

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury.  As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, we have not been able to obtain product liability insurance covering such products.  Approximately 2 percent of our products contain some amount of ephedrine alkaloids and kava.  We carry insurance in the types and amounts we consider reasonably adequate to cover the other risks associated with our business.  Premiums for our product liability coverage applicable to our products that are insurable increased approximately 35 percent at June 1, 2002, providing significantly less coverage than that of the prior year. On June 1, 2003, we established a wholly owned captive insurance company to provide products liability insurance coverage for the Company. We have accrued an amount using the assistance of a third party actuary that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims.  However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our financial position, results of operations, or liquidity.

Segment Information

See information included in the condensed consolidated financial statements under Item 1 Note 10.

Balance Sheet

Allowance For Doubtful Accounts

The Company’s allowance for doubtful accounts did not significantly change from December 31, 2002 to June 30, 2003.

Accrued Liabilities

Accrued liabilities increased approximately $1.8 million as of June 30, 2003 compared to December 31, 2002, as a result of accruals for incentive trips associated with our direct sales marketing program, which rewards independent distributors and managers with paid attendance at our conventions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased approximately $1.0 million as of June 30, 2003 compared to December 31, 2002.  The decrease in cash and cash equivalents is primarily the result of our Board-authorized stock buyback program through which we repurchased 1,326 shares of our common stock in the open market for $11.8 million during the six months ended June 30, 2003.  These cash outflows were offset, in part, by cash provided by operating activities of $7.2 million and net proceeds from borrowings under our line of credit of $4.5 million.

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

During 2002, the Company entered into an operating line of credit arrangement with a bank with an interest rate equal to LIBOR (1.1 percent as of June 30, 2003) plus 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used to repurchase common shares of the Company’s outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures and related costs.  The line of credit is unsecured and matures July 1, 2004.  The outstanding borrowings under this line of credit at June 30, 2003 totaled $10,000. The line of credit contains other terms and conditions as well as affirmative and negative financial covenants.  As of June 30, 2003, the Company is in compliance with all financial covenants.

Legal Proceedings

We are a defendant in various lawsuits which are incidental to our business.  After consultation with legal counsel, we believe that the ultimate disposition of these matters will not have a material adverse effect upon our consolidated results of operations, financial position, or liquidity.

Review by the Securities and Exchange Commission

On April 30, 2003, the Securities and Exchange Commission (“SEC”) notified us that the SEC’s accounting staff had reviewed our annual report filed on Form 10-K for the fiscal year ended December 31, 2002. They sent us a letter of comment which identified several accounting issues on which the staff sought clarification and additional information. We have provided a preliminary response letter to the staff and we are in the process of providing additional information in response to the staff’s request.

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

Foreign Currency Risk

During the six months ended June 30, 2003, approximately 38.5 percent of our revenue and 39.5 percent of our expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, and all sales and expenses are translated at average exchange rates for the reported periods.  Therefore, our operating results will be impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the affect of these fluctuations on our future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which sales revenue exceeded $10.0 million during any of the previous two years.

Six Months Ended June 30	2003	2002
Mexico	10.6	9.3
South Korea	1,203.4	1,287.0
Venezuela	1,636.7	925.9

Interest Rate Risk

We have investments, which by nature are subject to market risk.  At June 30, 2003, we had investments totaling $10.5 million of which $5.3 million were held as municipal obligations, carry an average fixed interest rate of 5.2 percent and mature over a five-year period. A hypothetical one percent change in interest rates would not have a material affect on our liquidity, financial position, or results of operations. Our remaining investments of $5.2 million are not subject to interest rate risk.

The Company’s line of credit carries a variable interest rate, and has a balance of $10.0 million at June 30, 2003. The Company does not hedge against changes in interest rates.  An increase in the effective interest rate of 1.0 percent would increase interest expense by $10,000 for every $1.0 million that the Company had outstanding on its line of credit for a full year.

Item 4.           CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as at June 30, 2003 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)  Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

PART II  OTHER INFORMATION

Item 5.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 23, 2003, the shareholders re-elected the following persons to three-year terms to the Board of Directors:

NOMINEE	FOR	WITHHOLD AUTHORITY

Pauline Hughes Francis

11,867,265

880,479

Douglas Faggioli

12,487,939

259,805

Richard G. Hinckley, Eugene L. Hughes, Kristine F. Hughes, and Daniel P. Howells also serve as directors of the Company, and their terms of office continued after the Annual Meeting.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)                Exhibits

31.1                           Certification of Chief Executive Officer

31.2                           Certification of Chief Financial Officer

32.1                           Certification of Chief Executive Officer

32.2                           Certification of Chief Financial Officer

b)                   Reports on Form 8-K

A report was filed on Form 8-K during the quarter for which this Report is filed.  The Form 8-K was dated April 21, 2003, and at Item 7 the Registrant reported its first quarter 2003 operating results.

Other Items

There were no other items to be reported under Part II of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: August 13, 2003	/s/ Daniel P. Howells
Daniel P. Howells, President & Chief Executive Officer

Date: August 13, 2003	/s/ Craig D. Huff
Craig D. Huff, Executive Vice President, Chief Financial Officer & Treasurer