Form 10-Q
period 2003-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2003-11-13
CIK 275053

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
September 30, 2003	0-8707

NATURE’S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares of Common Stock, no par value, outstanding on November 13, 2003 was 13,940,925 shares.

When we refer in this Form 10-Q to the “Company,” “we,” “our,” and “us,” we mean Nature’s Sunshine Products, Inc., a Utah corporation, together with our subsidiaries.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2003

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,119	$26,175
Accounts receivable, net	4,996	5,247
Inventories, net	26,236	26,460
Deferred income tax assets	7,200	4,423
Prepaid expenses and other	11,526	6,923
Total current assets	77,077	69,228

PROPERTY, PLANT AND EQUIPMENT, net	32,948	34,621

LONG-TERM INVESTMENTS	6,802	10,389

DEFINITE-LIVED INTANGIBLE ASSETS, net	2,299	3,050

OTHER ASSETS	4,005	4,634
	$123,131	$121,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$10,000	$5,500
Accounts payable	3,761	2,979
Accrued volume incentives	11,794	9,842
Accrued liabilities	17,582	13,813
Income taxes payable	3,056	2,989
Total current liabilities	46,193	35,123

LONG-TERM LIABILITIES:
Deferred income tax liabilities	1,893	1,414
Deferred compensation	2,046	1,485
Total long-term liabilities	3,939	2,899

SHAREHOLDERS’ EQUITY:
Common Stock, no par value; 20,000 shares authorized, 19,446 shares issued	29,395	31,332
Retained earnings	122,528	121,789
Treasury stock, at cost, 5,505 and 4,314 shares, respectively	(60,621)	(51,891)
Accumulated other comprehensive loss	(18,303)	(17,330)
Total shareholders’ equity	72,999	83,900
	$123,131	$121,922

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

	Three Months Ended September 30,
	2003	2002

SALES REVENUE	$73,070	$73,761

COST AND EXPENSES:
Cost of goods sold	13,228	13,659
Volume incentives	33,103	32,350
Selling, general and administrative	27,787	23,821

OPERATING INCOME (LOSS)	(1,048)	3,931

OTHER INCOME (EXPENSE)
Interest income	110	165
Interest expense	(77)	—
Other income (loss), net	187	(351)
	220	(186)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(828)	3,745

PROVISION (BENEFIT) FOR INCOME TAXES	(264)	267

NET INCOME (LOSS)	(564)	3,478

OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	(57)	(748)
Net unrealized holding losses on marketable securities	(61)	(544)
Reclassification adjustment for losses included in net income	5	—
	(113)	(1,292)

COMPREHENSIVE INCOME (LOSS)	$(677)	$2,186

BASIC NET INCOME PER COMMON SHARE	$(0.04)	$0.22
WEIGHTED AVERAGE BASIC COMMON SHARES	13,930	15,781
DILUTED NET INCOME PER COMMON SHARE	$(0.04)	$0.21
WEIGHTED AVERAGE DILUTED COMMON SHARES	13,930	16,379

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002

SALES REVENUE	$218,422	$227,541

COST AND EXPENSES:
Cost of goods sold	39,154	40,978
Volume incentives	97,625	100,155
Selling, general and administrative	77,744	76,820

OPERATING INCOME	3,899	9,588

OTHER INCOME (EXPENSE)
Impairment of investments	(1,768)	(3,000)
Interest income	384	490
Interest expense	(207)	(1)
Other income, net	876	1,487
	(715)	(1,024)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,184	8,564

PROVISION FOR INCOME TAXES	1,019	2,955

NET INCOME	2,165	5,609

OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	(1,175)	(3,964)
Net unrealized holding losses on marketable securities	(136)	(1,171)
Reclassification adjustment for losses included in net income	338	1,459
	(973)	(3,676)

COMPREHENSIVE INCOME	$1,192	$1,933

BASIC NET INCOME PER COMMON SHARE	$0.15	$0.35
WEIGHTED AVERAGE BASIC COMMON SHARES	14,237	16,042
DILUTED NET INCOME PER COMMON SHARE	$0.15	$0.34
WEIGHTED AVERAGE DILUTED COMMON SHARES	14,411	16,727

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,165	$5,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,025	6,193
Tax benefit from stock option exercises	120	506
Loss on sale of property, plant and equipment	100	114
Deferred income taxes	(2,298)	(3,362)
Non-cash compensation	561	(292)
Loss on impaired investments	1,768	3,000
Changes in assets and liabilities:
Accounts receivable, net	251	(1,122)
Inventories, net	224	(405)
Prepaid expenses and other assets	(4,576)	351
Accounts payable	782	(272)
Accrued volume incentives	1,952	(1,297)
Accrued liabilities	3,769	4,343
Income taxes payable	67	16
Cumulative foreign currency translation adjustments	(811)	(4,088)
Net Cash Provided By Operating Activities	9,099	9,294
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,833)	(3,286)
Proceeds from sale of long-term investments	2,020	362
Payments received on long-term receivables	840	75
Purchase of other assets	(217)	(160)
Proceeds from sale of property, plant and equipment	138	74
Net Cash Used In Investing Activities	(52)	(2,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	4,500	—
Payment of cash dividends	(1,426)	(1,604)
Purchase of treasury stock	(11,796)	(12,209)
Proceeds from exercise of stock options	982	2,260
Net Cash Used In Financing Activities	(7,740)	(11,553)
EFFECT OF EXCHANGE RATES ON CASH	(363)	124
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	944	(5,070)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	26,175	29,788
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$27,119	$24,718

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

These unaudited, condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the Company’s financial position as of September 30, 2003, and the results of its operations and its cash flows for the periods presented.  All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(2)                                 RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments:  Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities.  The new reporting and disclosure requirements for SFAS No. 150 became effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003, and the Company adopted SFAS No. 150 on July 1, 2003.  The adoption of SFAS No. 150 did not have an effect on the Company’s results of operations, liquidity, or financial position.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51”. FIN No. 46 addresses consolidation and reporting by business enterprises of variable interest entities.  All enterprises with interests in variable interest entities created after January 31, 2003 must apply the provisions of FIN No. 46 to those entities immediately.  A public entity with a variable interest in a variable interest entity created before February 1, 2003 must apply the provisions of FIN No. 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003.  The adoption of FIN No. 46 is not expected to have an effect on the Company’s results of operations, liquidity, or financial position.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 becomes effective for the Company for the year ending December 31, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s results of operations, liquidity, or financial position.

(3)                                 INVENTORIES

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Raw materials	$7,259	$6,741
Work in process	837	822
Finished goods	18,140	18,897
	$26,236	$26,460

(4)                                 DEFINITE-LIVED INTANGIBLE ASSETS

The composition of the Company’s definite-lived intangible assets, is as follows:

	As of September 30, 2003			As of December 31, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents and Trademarks	$464	$446	$18	$464	$309	$155
Acquired Distributor Networks	4,503	2,277	2,226	4,503	1,701	2,802
Product Registrations	321	266	55	293	200	93
Total	$5,288	$2,989	$2,299	$5,260	$2,210	$3,050

As of September 30, 2003, the Company determined that none of its intangible assets are impaired. Amortization expense for intangible assets for the nine months ended September 30, 2003 was $779.  Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years follows:

Estimated Amortization Expense
2003 (remainder)	$194
2004	340
2005	302
2006	301
2007	301
2008	299

(5)                                 NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share (Basic EPS) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of common stock equivalents that would have an anti-dilutive effect on net income per common share.  For periods in which the Company incurs losses, diluted EPS does not assume the exercise or conversion of common stock equivalents.

As of September 30, 2003, the Company had a total of 3,425 common stock options outstanding.  These options were granted at fair market value and have a weighted-average exercise price of $8.27 per share.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2003 and 2002.

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2003
Basic EPS	$(564)	13,930	$(0.04)
Effect of stock options	—	—	—
Diluted EPS	$(564)	13,930	$(0.04)

Three Months Ended September 30, 2002
Basic EPS	$3,478	15,781	$0.22
Effect of stock options	—	598	(0.01)
Diluted EPS	$3,478	16,379	$0.21

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine months ended September 30, 2003
Basic EPS	$2,165	14,237	$0.15
Effect of stock options	—	174	—
Diluted EPS	$2,165	14,411	$0.15

Nine months ended September 30, 2002
Basic EPS	$5,609	16,042	$0.35
Effect of stock options	—	685	(0.01)
Diluted EPS	$5,609	16,727	$0.34

For the three months ended September 30, 2003 and 2002, there were outstanding options to purchase 3,430 and 268 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.  For the nine months ended September 30, 2003 and 2002 there were outstanding options to purchase 497 and 242 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(6)                                 EQUITY TRANSACTIONS

The Company has declared consecutive quarterly cash dividends since 1988. During the third quarter, the Company paid a dividend of 3 1/3 cents per common share on August 22, 2003, to shareholders of record on August 14, 2003.

For the nine months ended September 30, 2003, the Company repurchased 1,326 shares, of its common stock at an average price per share of $8.89. For the three months ended September 30, 2003, the Company did not repurchase any of its common stock. Upon completion of its authorized buyback program instituted in September 2002, the Company’s Board of Directors authorized another 1,000-share buyback program on March 19, 2003. As of September 30, 2003, the Company had repurchased all of the authorized shares.

(7)                                 OPERATING LINE OF CREDIT

During 2002, the Company entered into an operating line of credit with an interest rate equal to LIBOR (1.12 percent as of September 30, 2003) plus 1.5 percent, which provides for borrowings of up to $15,000.  Borrowings under this line of credit may be used to repurchase common shares of the Company’s outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures, and related costs.  The line of credit is unsecured and matures July 1, 2004.  The outstanding borrowings under this line of credit at September 30, 2003 totaled $10,000. The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of September 30, 2003, the Company was in compliance with these covenants.

(8)                                 ACCUMULATED OTHER COMPREHENSIVE LOSS

The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) On Available-For- Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2002	$(17,278)	$(52)	$(17,330)
Period Change	(1,175)	202	(973)
Balance as of September 30, 2003	$(18,453)	$150	$(18,303)

(9)                                 STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans for employees and directors under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying condensed, consolidated statements of income loss for the three and nine months ended September 30, 2003 and 2002.  Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company’s net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

		Three Months Ended September 30,
		2003	2002
Net Income (Loss)	As reported	$(564)	$3,478
	Stock option expense, net of related tax effects	(64)	(218)
	Pro forma	$(628)	$3,260

Basic Net Income (Loss) Per Share	As reported	$(0.04)	$0.22
	Stock option expense, net of related tax effects	(0.01)	(0.01)
	Pro forma	$(0.05)	$0.21

Diluted Net Income (Loss) Per Share	As reported	$(0.04)	$0.21
	Stock option expense, net of related tax effects	(0.01)	(0.01)
	Pro forma	$(0.05)	$0.20

		Nine Months Ended September 30,
		2003	2002
Net Income	As reported	$2,165	$5,609
	Stock option expense, net of related tax effects	(177)	(653)
	Pro forma	$1,988	$4,956

Basic Net Income Per Share	As reported	$0.15	$0.35
	Stock option expense, net of related tax effects	(0.01)	(0.04)
	Pro forma	$0.14	$0.31

Diluted Net Income Per Share	As reported	$0.15	$0.34
	Stock option expense, net of related tax effects	(0.01)	(0.04)
	Pro forma	$0.14	$0.30

(10)                          SEGMENT INFORMATION

The Company has four operating segments.  These operating segments are components of the Company for which separate information is available that is evaluated regularly in deciding how to allocate resources and assess performance.  The Company evaluates performance based on operating income.

The Company’s operating segments are based on geographic operations.  Intersegment sales are eliminated in consolidation and are not material.

Operating segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales Revenue:
United States	$41,655	$44,649	$131,022	$134,144
International:
Latin America	15,141	15,327	42,307	47,929
Asia Pacific	8,096	7,495	20,809	26,769
Other	8,178	6,290	24,284	18,699
	73,070	73,761	218,422	227,541
Operating Expenses:
United States	41,556	41,639	126,518	127,736
International:
Latin America	15,312	13,834	40,127	43,818
Asia Pacific	9,571	8,601	25,405	29,209
Other	7,679	5,756	22,473	17,190
	74,118	69,830	214,523	217,953
Operating Income (Loss):
United States	99	3,010	4,504	6,408
International:
Latin America	(171)	1,493	2,180	4,111
Asia Pacific	(1,475)	(1,106)	(4,596)	(2,440)
Other	499	534	1,811	1,509
	(1,048)	3,931	3,899	9,588
Other Income (Expense)	220	(186)	(715)	(1,024)
Income (Loss) Before Provision for Income Taxes	$(828)	$3,745	$3,184	$8,564

Segment assets as of September 30, 2003 and December 31, 2002, are as follows:

	September 30, 2003	December 31, 2002
Assets:
United States	$78,529	$79,512
International:
Latin America	26,493	26,447
Asia Pacific	12,606	11,871
Other	5,503	4,092
Total Assets	$123,131	$121,922

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the interim financial information included in this Form 10-Q as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements.  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, product liability claims and availability of insurance, as well as assumptions relating to the foregoing.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  When used in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Form 10-Q the words “estimates”, “expects”, “anticipates”, “projects”, “plans”, “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We recognize sales revenue when products are shipped and title passes to our independent distributors. For most product sales, the sales price is received in the form of cash or credit card payment, which accompanies or precedes the shipment of the orders. As products are shipped, persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed, and collectibility is reasonably assured. A reserve for product returns, which reduces revenue, is accrued based on historical experience. From time to time, our United States operation extends short-term credit associated with product promotions. For certain of our international operations, we offer credit terms consistent with industry standards within the country of operation. Amounts received for unshipped merchandise are not recognized as revenue but rather they are recorded as customer deposits and are included in accrued liabilities.

Volume Incentives Accrual

We accrue for volume incentives expense associated with our sales revenue. Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. We specifically analyze volume incentives based on historical and current sales trends when evaluating the adequacy of the accrued volume incentives.   We are currently evaluating our accounting treatment of the payment of volume incentives.  In the event that these payments to our Distributors and Managers are, in the future, treated as deductions from gross revenue (under provisions of EITF 01-09), rather than operating expenses (as currently treated), our reported sales revenue and reported operating expenses would be reduced by equal amounts, having no effect on operating income (loss) or net income (loss).

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

RESULTS OF OPERATIONS

The following table identifies for the three-month periods (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

	(Dollar Amounts in Thousands) (Unaudited) (i) Income and Expense Items as a Percent of Sales		(ii) Three Months Ended September 30, 2003 to 2002
Income and	Three Months Ended September 30,		Amount of Increase	Percent of
Expense Items	2003	2002	(Decrease)	Change
Sales	100.0%	100.0%	$(691)	(0.9% )

Cost of goods sold	18.1	18.5	(431)	(3.2)
Volume incentives	45.3	43.9	753	2.3
SG&A expenses	38.0	32.2	3,966	16.7
Total operating expenses	101.4	94.6	4,288	6.1
Operating income (loss)	(1.4)	5.4	(4,979)	(126.7)
Other income (expense), net	0.3	(0.3)	406	218.3
Income (loss) before provision for income taxes	(1.1)	5.1	(4,573)	(122.1)
Provision (benefit) for income taxes	(0.3)	0.4	(531)	(198.9)

Net income (loss)	(0.8)%	4.7%	$(4,042)	(116.2)%

The following table identifies for the nine-month periods (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

	(Dollar Amounts in Thousands) (Unaudited) (i) Income and Expense Items as a Percent of Sales		(ii) Three Months Ended September 30, 2003to 2002

Income and	Nine Months Ended September 30,		Amount of Increase	Percent of
Expense Items	2003	2002	(Decrease)	Change
Sales	100.0%	100.0%	$(9,119)	(4.0)%

Cost of goods sold	17.9	18.0	(1,824)	(4.5)
Volume incentives	44.7	44.0	(2,530)	(2.5)
SG&A expenses	35.6	33.7	924	1.2
Total operating expenses	98.2	95.7	(3,430)	(1.6)
Operating income	1.8	4.3	(5,689)	(59.3)
Other income (expense), net	(0.3)	(0.4)	309	30.2
Income before provision for income taxes	1.5	3.9	(5,380)	(62.8)
Provision for income taxes	0.5	1.4	(1,936)	(65.5)
Net income	1.0%	2.5%	$(3,444)	(61.4)%

Sales Revenue

Sales revenue for the three months ended September 30, 2003, was $73.1 million compared to $73.8 million for the same period in the prior year, a decrease of approximately 0.9 percent. Sales revenue for the nine months ended September 30, 2003, was $218.4 million compared to $227.5 million for the same period in the prior year, a decrease of approximately 4.0 percent. The decrease in sales revenue for the three months ended September 30, 2003 reflects lower sales revenue in our United States operations.  For the nine months ended September 30, 2003 the decrease in sales revenue is associated with lower sales revenue in both our United States and international operations.

Sales revenue in our United States operation for the three and nine months ended September 30, 2003, was $41.7 million and $131.0 million, respectively, a decrease of approximately 6.7 percent and 2.3 percent, respectively, compared to the comparable periods in the prior year.  The sales decrease resulted from lower sales volumes offset, in part, by a price increase effected on April 1, 2003.  During the third and fourth quarters of 2002, we instituted new marketing and promotional activities designed to aid Distributors in building their business. We expect to see benefits from those programs continue for the remainder of 2003.

Our international operations reported sales revenue of $31.4 million and $87.4 million for the three and nine months ended September 30, 2003, respectively, an increase of approximately 7.9 percent and a decrease of approximately 6.4 percent, respectively, compared to the comparable periods in the prior year.

Sales revenue in Latin America was $15.1 million and $42.3 million for the three and nine months ended September 30, 2003, respectively, a decrease of 1.2 percent and 11.7 percent, respectively, compared to the comparable periods in the prior year.  The sales revenue decline experienced in Latin America was primarily due to the devaluation of the Venezuelan Bolivar due to the unstable economic environment in Venezuela as well as import restrictions imposed by the Brazilian government.

Sales revenue in Asia Pacific was $8.1 million and $20.8 million for the three and nine months ended September 30, 2003, respectively, an increase of 8.0 percent and a decrease of 22.3 percent, respectively,  compared to the comparable periods in the prior year.  The sales revenue increase for the quarter is primarily the result of increased sales revenue associated with our Synergy division as well as the expansion into the Thailand market during the quarter.  The sales revenue decline for the nine months ended September 30, 2003 was primarily the result of continued sales revenue decreases experienced by South Korea due to increased competition.

Sales revenue in our other markets was $8.2 million and $24.3 million for the three and nine months ended September 30, 2003, respectively, an increase of 30.0 percent and 29.9 percent, respectively, compared to the comparable periods in the prior year.  The growth in sales revenue experienced in our other markets is primarily due to the positive results of our operations in the Russian Federation, Israel and the United Kingdom.

Our independent sales force consists of Managers and Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling our products may attain the rank of “Manager”.  Appointment as a Manager is dependent upon attaining certain volume levels and demonstrating leadership abilities.  The number of Managers as of September 30, 2003, was approximately 15,300 compared to approximately 14,000 as of December 31, 2002.   The number of Distributors at September 30, 2003, was approximately 548,000 compared to approximately 509,000 as of December 31, 2002.  Our Synergy division and Russian operations account for the majority of the increase in Managers and Distributors since December 31, 2002 due to favorable sales trends in recent months.

Cost of Goods Sold

For the three and nine months ended September 30, 2003, cost of goods sold remained essentially constant, as a percent of sales, compared to the comparable periods in the prior year.  We expect cost of goods sold to decrease slightly as a percent of sales during the remainder of 2003 compared to the nine months ended September 30, 2003 due to the price increase put in place on April 1, 2003 and also due to the expected stabilization or strengthening of certain foreign currencies.

Volume Incentives

Volume incentives are commissions paid to independent sales force members for reaching certain levels of sales revenue performance and organizational development and are an integral part of our direct sales marketing program.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  For the three and nine months ended September 30, 2003, volume incentives, as a percent of sales, increased compared to the comparable periods in the prior year primarily as a result of the increase in the United States sales revenue and our Synergy division where volume incentives are slightly higher. We expect volume incentives to increase slightly, as a percent of sales, during the remainder of 2003 compared to the nine months ended September 30, 2003 as a result of increased sales revenue from Synergy.

We are currently evaluating our accounting treatment of the payment of volume incentives.  In the event that volume incentive payments to our managers and distributors are in the future treated as deductions from gross revenue (under provisions of EITF 01-09) rather than as operating expenses (as currently treated), our reported sales revenue and reported operating expenses would be reduced by equal amounts.  This re-characterization of volume incentive payments would have no effect on operating income (loss) or net income (loss).

Selling, General and Administrative

Selling, general and administrative expenses for the three and nine months ended September 30, 2003, increased $4.0 million and $0.9 million, respectively, compared to the comparable periods of the prior year primarily as a result of cost associated with the elimination and consolidation of various management and employee positions as well as the realignment of various programs and market strategies. During the third quarter, we terminated 49 employees and incurred $910,000 of associated severance expenses.  Substantially all terminated employees are no longer associated with the Company as of September 30, 2003. For the remainder of 2003, we expect selling, general and administrative expenses, as a percent of sales, to decrease as compared to the nine months ended September 30, 2003, as a result of benefits from cost controls implemented during the quarter ended September 30, 2003.  Cuts in selling, general and administrative expenses of approximately $7.0 to $9.0 million are expected to be realized over the remainder of 2003 and 2004.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2003, increased $0.4 million and $0.3 million, respectively, compared to the comparable periods of the prior year.

Income Tax

The effective income tax rate for the three and nine months ended September 30, 2003, was approximately 32.0 percent. For the balance of the year ending December 31, 2003, management expects the effective income tax rate to remain at approximately 32.0 percent.

Product Liability

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury.  As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, we have not been able to obtain product liability insurance covering such products.  Approximately 2 percent of our products contain some amount of ephedrine alkaloids and kava.  We carry insurance in the types and amounts we consider reasonably adequate to cover the other risks associated with our business.  Premiums for our product liability coverage applicable to our products that are insurable increased approximately 35 percent at June 1, 2002, providing significantly less coverage than that of the prior year. On June 1, 2003, we established a wholly owned captive insurance company to provide us with product liability insurance coverage. We have accrued an amount using the assistance of a third party actuary that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims.  However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our financial position, results of operations, or liquidity.

Segment Information

See information included in the condensed consolidated financial statements under Item 1 Note 10.

Balance Sheet

Accrued Liabilities

Accrued liabilities increased approximately $3.8 million as of September 30, 2003 compared to December 31, 2002, as a result of the timing of incentive trips associated with our direct sales marketing program, which rewards independent distributors and managers with paid attendance at our conventions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased approximately $0.9 million as of September 30, 2003 compared to December 31, 2002. The increase in cash and cash equivalents is primarily the result of cash provided by operating activities of $9.1 million and net proceeds from borrowings under our line of credit of $4.5 million.  These cash inflows were offset, in part by the purchase of 1,326 shares of our common stock in the open market under our Board-authorized stock buyback program for $11.8 million during the nine months ended September 30, 2003.

We believe that working capital requirements can be met for the foreseeable future through our available cash and cash equivalents, cash generated from operating activities, and borrowings from our operating line of credit; however, a prolonged economic downturn or a decrease in the demand for our products could adversely affect our long-term liquidity.  In the event of a significant decrease in cash provided by operating activities, it might be necessary for us to obtain additional external sources of funding.

During 2002, we entered into an operating line of credit arrangement with a bank with an interest rate equal to LIBOR (1.12 percent as of September 30, 2003) plus 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used to repurchase our common shares of outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures, and related costs.  The line of credit is unsecured and matures July 1, 2004.  The outstanding borrowings under this line of credit at September 30, 2003 totaled $10,000. The line of credit contains various terms and conditions, including affirmative and negative financial covenants.  As of September 30, 2003, we are in compliance with all financial covenants.

Legal Proceedings

We are a defendant in various lawsuits which are incidental to our business.  After consultation with legal counsel, we believe that the ultimate disposition of these matters will not have a material adverse effect upon our consolidated results of operations, financial position, or liquidity.

Review by the Securities and Exchange Commission

On April 30, 2003, the Securities and Exchange Commission (“SEC”) notified us that the SEC’s accounting staff had reviewed our annual report filed on Form 10-K for the year ended December 31, 2002. They sent us a letter of comment which identified matters on which the staff sought clarification and additional information. We have provided written responses to, and held telephonic conversations with, the SEC Staff in reponses to their comments.  One of the questions raised by the accounting Staff was in regard to our accounting policy for volume incentives paid to our Managers and Distributors.  Although we believe that our policy is appropriate in light of the requirements of EITF 01-09, should these payments of volume incentives be determined to be treated as deductions from gross revenue, rather than operating expenses (as currently treated), our reported sales revenue and reported operating expenses would be reduced by equal amounts, having no effect on operating income (loss) or net income (loss).  We continue to have discussions with the SEC Staff on this matter.

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

Foreign Currency Risk

During the nine months ended September 30, 2003, approximately 40.0 percent of our revenue and 41.0 percent of our expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, and all sales and expenses are translated at average exchange rates for the reported periods.  Therefore, our operating results generally will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the affect of these fluctuations on our future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which sales revenue exceeded $10.0 million during any of the previous two years.

Nine months ended September 30	2003	2002
Mexico	10.7	9.5
South Korea	1,194.7	1,253.1
Venezuela	1,623.4	1,039.5

Interest Rate Risk

We have investments, which by nature are subject to market risk.  At September 30, 2003, we had investments totaling $11.6 million of which $4.0 million were held as municipal obligations, carry an average fixed interest rate of 5.2 percent and mature over a five-year period. A hypothetical one percent change in interest rates would not have a material affect on our liquidity, financial position, or results of operations. Our remaining investments of $7.6 million are not subject to interest rate risk but by their nature are subject to market risk.

The Company’s line of credit carries a variable interest rate, and has a balance of $10.0 million at September 30, 2003. The Company does not hedge against changes in interest rates.  An increase in the effective interest rate of 1.0 percent would increase interest expense by $10,000 for every $1.0 million that the Company had outstanding on its line of credit for a full year.

Item 4.                   DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  Our Chief Presiding Officer and our Chief Financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003 (the “Evaluation Date”) have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

PART II  OTHER INFORMATION

Item 5.                     EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits
31.1	Certification of Chief Presiding Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Presiding Officer
32.2	Certification of Chief Financial Officer

b) Reports on Form 8-K
A Current Report on Form 8-K was filed on July 30, 2003 concerning our operating results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: November 13, 2003	/s/ Douglas Faggioli
Douglas Faggioli, COO & Chief Presiding Officer

Date: November 13, 2003	/s/ Craig D. Huff
Craig D. Huff, Executive Vice President, Chief Financial Officer & Treasurer