Form 10-K
period 2003-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2004-03-15
CIK 275053

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2003	0-8707

NATURE’S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

75 East 1700 South

Provo, Utah  84606

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

Yes  ☒   No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003 was approximately $81,960,114 based on the closing price of $7.98 as reported on the NASDAQ Market on such date and using the definition of beneficial ownership contained in Rule 16a-1(a)(2) promulgated to the Securities Exchange Act of 1934.

The number of shares of Common Stock, no par value, outstanding on March 11, 2004 was 14,726,854 shares.

Documents Incorporated by Reference:

Proxy Statement for the May 28, 2004 Annual Meeting of Shareholders (Part III of this Report).

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

Our operations are conducted in the United States as well as in certain other countries.  The Company’s subsidiaries are located in South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Central America, Colombia, Dominican Republic, Ecuador, Peru, the United Kingdom, Israel, Taiwan, Thailand and Singapore. We also export our products to several other countries, including Argentina, Australia, Chile, New Zealand, Norway and the Russian Federation.

We also sell our products through a separate division, Synergy Worldwide.  Synergy Worldwide primarily sells products in Japan, Taiwan, Thailand and the United States.

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

During 2003, we re-evaluated our financial statement presentation of volume incentive payments made to our independent Distributors and Managers.  These payments consist of (1) commissions paid for purchases made by the Distributors and Managers’ down-line organizations, and (2) rebates paid to Distributors and Managers for purchases of products for their own use or for resale.  In accordance with EITF 01-9, we have determined to present the portion of volume incentive payments representing rebates as reductions to sales revenue rather than as operating expenses.  As a result, we have reclassified the appropriate amounts for all periods presented in this Form 10-K, including all quarterly and segment data by reducing sales revenue and volume incentives (operating expense) by equal amounts.  These reclassifications had no effect on operating income (loss), net income (loss), or earnings per basic or diluted common share.

Volume incentive rebates totaling  $39,249,000 and $41,875,000 previously included as volume incentives expense have been reclassified as reductions in sales revenue for 2002 and 2001, respectively.  Sales revenue totaled , $298,734,000 and $318,722,000 prior to the restatement for 2002 and the reclassification for 2001, respectively.  Volumes incentives totaled  $132,175,000 and $140,540,000 prior to the restatement for  2002 and the reclassification for 2001, respectively.

Year ended December 31		2002	2001
Sales Revenue	As reported	$298,734,000	$318,722,000
	Rebates	(39,249,000)	(41,875,000)
	As Restated / Reclassified	$259,485,000	$276,847,000

Volume Incentives	As reported	$132,175,000	$140,540,000
	Rebates	(39,249,000)	(41,875,000)
	As Restated / Reclassified	$92,926,000	$98,665,000

Financial Information by Business Segment

We are principally engaged in one line of business, namely, the manufacturing and marketing of nutritional and personal care products.  Information for each of our last three fiscal years, with respect to the amounts of sales revenue, operating income and the last two years of identifiable assets by business segment, is set forth in Note 14 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

Products and Manufacturing

Our line of over 700 products includes herbal products, vitamins, mineral supplements and miscellaneous other products.  We purchase herbs and other raw materials in bulk and, after quality control testing, formulate, encapsulate, tablet or concentrate, and package them for shipment.  Most of our products are manufactured at our facility in Spanish Fork, Utah.  Contract manufacturers produce some of the personal care and miscellaneous other products for us in accordance with our specifications and standards.  We have implemented stringent quality control procedures to verify that the contract manufacturers have complied with our specifications and standards.  Our product lines are described below.

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

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Columbus, Ohio; Dallas, Texas; and Atlanta, Georgia.  Each international operation maintains warehouse facilities with inventory to supply its customers.

Demand for our products is created from approximately 562,000 active distributors at December 31, 2003, which include approximately 239,000 in the United States.  A person who wishes to join our independent sales force begins as a “Distributor”.  An individual can become a Distributor by applying to us under the sponsorship of someone who is already a Distributor.  Each Distributor is required to renew his/her distributorship on a yearly basis; approximately 20 percent renew annually.  Many Distributors sell our products on a part-time basis to friends or associates or consume the products themselves.  A Distributor interested in earning additional income by committing more time and effort to selling our products may be appointed to  “Manager” status.  Appointment as a Manager is contingent upon attaining certain purchase volume levels, recruiting additional Distributors and demonstrating leadership abilities.  Managers numbered 15,151 at December 31, 2003, including approximately 6,300 in the United States.  Managers resell the products they purchase from the Company to Distributors within their sales group, to consumers, or use the products themselves. Historically, approximately 70 percent of Distributors appointed as Managers have continued to maintain that status.

In the United States, we generally sell our products on a cash or credit card basis.  From time to time, our United States operation extends short-term credit associated with product promotions.  For certain of our international operations, we use independent distribution centers and offer credit terms consistent with industry standards within each respective country.

We pay sales commissions (“Volume Incentives”) to our Managers and Distributors based upon the amount of sales group product purchases.  A portion of these volume incentives are paid as rebates for purchases made by Managers and Distributors of products for their own use or for resale and a portion of these volume incentives are commissions for purchases made by their down-line Distributors. Reference is made to Item 8 herein for “Volume Incentives” paid by us for the years ended December 31, 2003, 2002 and 2001.  In addition, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, sales conventions and travel.

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

Trademarks and Trade Names

We have obtained trademark registrations of our basic trademark, “Nature’s Sunshine”, and the landscape logo for all of our product lines.  We own numerous trademark registrations in the United States and in many other countries.

Seasonality

Our business does not reflect significant seasonality.

Working Capital

We maintain a considerable inventory of raw materials and finished goods in order to provide a high level of product availability to our independent Distributors and Managers.

Dependence Upon Customers

We are not dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our business.

Backlog

We typically ship orders for our products within 24 hours after receipt. As a result, we have no significant backlog at any time.

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and which sell brands that are, through advertising and promotions, better known to consumers.  We compete in the nutritional and personal care industry against companies which sell through retail stores as well as against other direct selling companies.  For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, discount stores, beauty salons, etc.  In addition to competition with these manufacturers and retailers, we compete for product sales and independent Distributors with many other direct sales companies, including Shaklee, NuSkin,

Unicity and Amway.  The principal competitors in the encapsulated and tableted herbal products market include Nature’s Way, Nutraceuticals and NBTY.  We believe that the principal components of competition in the direct sales marketing of nutritional and personal care products are quality, price and brand name.  In addition, the recruitment, training, travel and financial incentives for the independent sales force are important factors.

Research and Development

We conduct research and development activities at our manufacturing facility located in Spanish Fork, Utah.  Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products.  The amount, excluding capital expenditures, spent on research and development activities was approximately $2.1 million, $2.2 million and $1.9 million in 2003, 2002 and 2001, respectively.  During the three years in the period ended December 31, 2003, we did not contract for any third-party research and development.

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

Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies.  The most active of these is the Food and Drug Administration (“FDA”), which regulates our products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder.  The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that unless complied with may constitute adulteration or misbranding of such products.  The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the “NLEA”) and the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”).

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

On December 30, 2003, the FDA issued a letter to marketers of dietary supplements containing ephedrine alkaloids outlining their intentions to ban the sale of such supplements.  We currently sell several products that will be affected by this ban. Sale of nutritional supplements containing ephedrine alkaloids represent less than 2 percent of our consolidated net sales revenue.  The Company has other products that will replace these products banned by the FDA.  We do not anticipate that the discontinuation of these products will have a material impact on consolidated net sales revenue.

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

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations.  We can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business.  They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation.  Any or all such requirements could have a material adverse effect on our results of operations, liquidity and financial position.

Employees

The number of individuals employed by us as of December 31, 2003, was 1,037.  We believe that our relations with our employees are satisfactory.

International Operations

Our sales of nutritional and personal care products are established internationally in South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Central America, Colombia, Dominican Republic, Ecuador, Peru, the United Kingdom, Israel, Taiwan, Thailand and Singapore. We also export our products to numerous other countries, including Argentina, Australia, Chile, New Zealand, Norway and the Russian Federation.  Information for each of the last three years with respect to the amounts of net sales revenue and operating income and the last two years of identifiable assets attributable to the United States, international segments and Synergy Worldwide is set forth in Note 14 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

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

Item 2. Properties

Our corporate offices are located in two adjacent office buildings in Provo, Utah.  The facilities consist of approximately 63,000 square feet and are leased from an unaffiliated third party through lease agreements, which expire in as early as two years but are renewable upon expiration.

Our principal warehousing and manufacturing facilities are housed in a building of approximately 265,000 square feet owned by us and located on approximately ten acres in Spanish Fork, Utah.  During the quarter ended June 30, 2002, we completed an expansion of our manufacturing facility at a total cost of approximately $14 million.

We own approximately 60,000 square feet of office and warehouse space in Mexico and approximately 10,800 square feet of office space in Venezuela.

We lease properties used primarily as distribution warehouses located in Columbus, Ohio; Dallas, Texas and Atlanta, Georgia, as well as offices and distribution warehouses in South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Colombia, Dominican Republic, Ecuador, El Salvador, Honduras, Guatemala, Costa Rica, Panama, Nicaragua, Peru, the United Kingdom, Israel, Taiwan, Thailand and Singapore.  We believe these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs.  During 2003, 2002 and 2001, we spent approximately $3.6 million, $4.0 million and $3.9 million, respectively, for all of our leased facilities.

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

Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market System (symbol NATR).  The information in the table below reflects the actual high and low sales prices of our stock in 2003 and 2002.

	Market Prices
2003	High	Low
First Quarter	$9.99	$6.65
Second Quarter	10.89	7.50
Third Quarter	9.19	7.10
Fourth Quarter	9.03	7.61

	Market Prices
2002	High	Low
First Quarter	$13.50	$10.87
Second Quarter	16.13	9.53
Third Quarter	12.30	9.36
Fourth Quarter	12.27	8.78

There were approximately 1,476 shareholders of record as of March 5, 2004.  During 2003 and 2002, the Company paid quarterly cash dividends of 3 1/3 cents per common share.  On March 1, 2004, the Company declared a cash dividend of 5 cents per common share to shareholders of record on March 11, 2004. The Company expects to continue to pay cash dividends in the future.

Item 6. Selected Financial Data

(Dollar and Share Amounts in Thousands, Except for Per Share Information)

Income Statement Data, (As Restated in 2002 and Reclassified for Previous Years, See Note 1 to the Consolidated Financial Statements)

	Net Sales Revenue(1)	Cost of Goods Sold	Volume Incentives(1)	Selling, General & Administrative	Operating Income	Income Before Income Taxes	Net Income
2003	$258,208	$51,927	$93,910	$104,665	$7,706	$7,232	$5,099
2002	259,485	53,317	92,926	101,574	11,668	10,696	7,064
2001	276,847	57,659	98,665	96,625	23,898	25,333	16,659
2000	273,457	55,448	98,078	93,303	26,628	27,920	17,131
1999	256,049	51,138	93,538	84,263	27,110	28,991	17,796

Balance Sheet Data

	Working Capital	Current Ratio	Inventories	Property, Plant & Equipment, Net	Total Assets	Long-Term Debt	Shareholders’ Equity
2003	$30,052	1.65:1	$26,528	$32,318	$125,558	$—	$77,342
2002	34,105	1.92:1	26,460	34,621	123,834	—	83,900
2001	40,561	2.24:1	26,834	35,294	131,428	—	95,798
2000	43,570	2.48:1	26,043	25,293	118,447	—	84,884
1999	35,594	2.28:1	26,660	25,193	107,435	—	77,537

Common Share Summary

	Basic Net Income Per Share	Diluted Net Income Per Share	Basic Weighted Average Shares	Diluted Weighted Average Shares
2003	$0.36	$0.36	14,181	14,336
2002	0.45	0.43	15,844	16,496
2001	1.02	0.99	16,283	16,851
2000	1.02	1.02	16,830	16,875
1999	1.01	1.00	17,585	17,745

Other Information

	Number of Managers	Square Footage of Property in Use	Number of Employees
2003	15,151	806,343	1,037
2002	14,000	863,688	1,037
2001	16,190	866,219	1,109
2000	16,081	719,884	1,080
1999	14,462	621,252	1,013

(1)          As a result of the restatement described in Note 1 to the Consolidated Financial Statements, sales revenue and volume incentives expense have been reduced by the amount of the rebate portion of volume incentive payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Forward-Looking Information

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other items in this Form 10-K may contain forward-looking statements.  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements may relate but not be limited to projections of revenues, costs and expenses, income or loss, capital expenditures, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  When used in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Form 10-K, the words “estimates”, “expects”, “anticipates”, “forecasts”, “plans”, “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from that set forth in, contemplated by, or underlying the forward-looking statements.

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2003, was $258.2 million compared to $259.5 million in 2002, a decrease of approximately 0.5 percent. Net sales revenue decreased approximately 6.3 percent in 2002 compared to $276.8 million in 2001.  During 2003 and 2002, the decrease in net sales revenue is primarily due to decreased net sales revenue in the United States as well as several international markets experiencing declining net sales revenue as a result of import restrictions, political unrest and currency devaluation.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 15,200, 14,000 and 16,200 at December 31, 2003, 2002 and 2001, respectively. Active Distributors totaled approximately 562,000, 509,000 and 508,000 at December 31, 2003, 2002 and 2001, respectively.  We anticipate the number of active Distributors to increase as we expand our existing operations, enter new international markets and as current Distributors grow their businesses.

Net sales revenue related to the United States operations decreased approximately 3.0 percent in 2003 to $141.6 million compared to $146.0 million in 2002.  Net sales revenue increased slightly for 2002, compared to $144.5 million in 2001.  Price increases of 1 percent in our United States market went into effect in both 2003 and 2002.  A price increase of approximately 2 percent, primarily associated with increased raw material costs, is scheduled to become effective on April 1, 2004.  Management believes this price increase in its United States market will be acceptable to its sales force and will result in increased net sales revenue.

International net sales revenue decreased to $101.5 million in 2003 compared to $107.4 million in 2002, a decrease of approximately 5.5 percent.  Net sales revenue decreased approximately 14.0 percent in 2002 compared to $124.8 million in 2001. During 2003 and 2002, our operations in South Korea and Venezuela experienced decreases of approximately $13.7 million and $16.2 million, respectively, in net sales revenue over the previous year.  The decrease in South Korea was due to increased competition for our Distributors. The decrease in net sales revenue in Venezuela is primarily due to political unrest and currency devaluation. Net sales revenue for 2003, 2002 and 2001 in our operations in Brazil was $2.6 million, $4.9 million and $9.1 million, respectively. The decrease in net sales revenue was due to import regulations imposed by the Brazilian government.  We expect these new regulations to continue to adversely impact net sales revenue and operating results during 2004.

The decrease in international net sales revenue was offset in part by strong net sales increases in the Russian Federation, Israel, and Mexico. Price increases are planned in various international markets to compensate for foreign currency devaluations and increases in the cost of finished products.  Management believes the price increases will be acceptable to its sales force and will result in increased net sales revenue.

Synergy Worldwide net sales revenue increased to $15.1 million in 2003 compared to $6.1 million in 2002, an increase of approximately 148.8 percent. Net sales revenue decreased approximately 19.3 percent in 2002 compared to $7.5 million in 2001.  The increase in net sales revenue in 2003 is primarily the result of increased distributor recruiting and marketing efforts in Japan and Thailand.  The decrease in net sales revenue in 2002 as compared to 2001 was associated with restructuring of operations and the realignment of marketing strategies associated with Synergy Worldwide. Further information related to the United States and international segments is set forth in Note 14 of Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

Costs and Expenses

Our costs and expenses, which include cost of goods sold, the commission portion of volume incentives, and selling, general and administrative, are identified as a percent of net sales revenue in the table below:

Year ended December 31	2003	2002	2001
Cost of goods sold	20.1%	20.6%	20.8%
Volume incentives	36.4	35.8	35.7
Selling, general and administrative	40.5	39.1	34.9
	97.0%	95.5%	91.4%

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased in 2003 and 2002 as compared to 2001, primarily as a result of decreased importation costs in several of our international operations as well as increased efficiency gained from our expanded manufacturing facility.

Management believes that cost of goods sold as a percent of net sales revenue will remain relatively constant during 2004 as compared to 2003.

Volume Incentives

As required by EITF 01-9, we reclassified $39.1 million, $39.2 million and $41.9 million in volume incentive rebates as a reduction in revenue for 2003, 2002 and 2001, respectively. As a result, volume incentive expense has been reduced by the same amounts in each year. There was no impact on operating income, net income, or earnings per basic or diluted common share. Prior to the adoption of EITF 01-9, the Company included both commission and rebate payments made to our independent Distributors and Managers in volume incentives in the operating expense section of the consolidated statements of income and comprehensive income.

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives as a percent of net sales revenue increased slightly during 2003 as compared to 2002 and 2001, primarily as a result of the increased sales revenue in our Synergy division where volume incentives are slightly higher than in the United States and our other international operations.

Management expects volume incentives as a percent of net sales revenue to increase slightly during 2004 as compared to 2003 due to increased volume incentives in our Synergy division where volume incentives are slightly higher.

Selling, General and Administrative

Selling, general and administrative expenses increased $3.1 million in 2003 compared to an increase of $4.9 million in 2002 and an increase of $2.3 million in 2001, primarily as a result of expenses incurred to restructure several of our operations and consolidate various employee positions.  Approximately $2.2 million of the increase in 2003 is related to cost cutting programs designed to eliminate and consolidate various management and employee positions as well as to realign programs and market strategies.  Increased expenses are also associated with incentive and promotional programs in the United States and international operations designed to increase distributor recruitment and increase sales revenue, as well as additional selling, general and administrative expenses associated with Synergy, our division involved in the distribution and sale of high quality nutritional, personal care and other products with an emphasis on the Asian markets.  During 2003, 2002 and 2001, selling, general and administrative expenses associated with Synergy totaled $5.4 million, $4.6 million and $4.4 million, respectively.  Selling, general and administrative expenses as a percent of net sales revenue increased to 40.5 percent in 2003 compared to 39.1 percent in 2002 and 34.9 percent in 2001.

This category includes costs for research and development, distribution and incentive programs such as our conventions.

We believe that selling, general and administrative expenses as a percent of net sales revenue will decrease during 2004 as compared to 2003 due to cost-control measures, including the impact of the September 2003 restructuring instituted in the United States operations.  In our international operations reductions in selling, general and administrative expenses are planned in our South Korea, Japan and Brazil operations.

Income Taxes

The effective income tax rate was 29.5 percent for 2003, compared to 34.0 percent in 2002 and 34.2 percent in 2001.  The decrease in the effective income tax rate was primarily due to a decrease in certain of the Company’s international subsidiaries’ tax provisions and the reduction in valuation allowances against certain of the international subsidiaries’ deferred tax assets. We anticipate our effective tax rate to be slightly higher during 2004 as compared to 2003.

Product Liability

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury.  As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, we have not been able to obtain product liability insurance covering such products.  Effective April 12, 2004, we will comply with the U.S. Food and Drug Administration’s ban on the ingredient ephedra. Currently, less than 2 percent of our products contain some amount of ephedrine alkaloids and kava.  We carry insurance in the types and amounts we consider reasonably adequate to cover the risks associated with our business. On June 1, 2003, we established a wholly owned captive insurance company to provide us with product liability insurance coverage.  We have accrued an amount using the assistance of a third party actuary that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims.  However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our financial position, results of operations, or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2003, we generated cash from operating activities of $17.3 million compared to $16.5 million in 2002.  The increase in cash generated from operating activities was primarily due to an increase in accrued liabilities and volume incentives offset by a reduction in net income.

Capital expenditures were $3.7 million, $6.1 million and $15.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.  The high level of capital expenditures in 2001 was primarily due to the expansion of the manufacturing, research and development and quality assurance areas of our manufacturing facility.  Construction began during the fourth quarter of 2000 and was completed during the second quarter of 2002. Capital expenditures not related to this expansion were primarily for equipment, computer systems and software, office furniture and leasehold improvements made to enhance existing operations as well as the expansion of international markets.

In September 2002, the Board of Directors authorized the repurchase of 1,000,000 shares of our common stock.  The repurchase of these shares was completed in March 2003.  On March 19, 2003, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. As of December 31, 2003, we had repurchased the full 1,000,000 shares under this authorization. In connection with these Board-authorized purchases of 2,000,000 shares, we spent approximately $11.8 million and $16.9 million in cash to repurchase common stock in the years ended December 31, 2003 and 2002, respectively.

During 2002, we entered into an operating line of credit agreement providing for borrowings of up to $15.0 million.  The proceeds from this line of credit may be used to repurchase common shares of our outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures and related costs.  As of December 31, 2003, we had an outstanding balance of $5.0 million on this line of credit.  Proceeds from the line of credit were used to purchase approximately 500,000 shares of our stock under Board-authorized repurchase programs. As of December 31, 2003, we are in compliance with all financial covenants.  As of February 29, 2004, this line of credit was paid in full.  Additional information with respect to this line of credit is set forth in Note 7 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

During 2001, we entered into an exclusive, marketing agreement with HealtheTech, Inc., to make available personal health monitoring devices and personalized diet and nutrition software to our Managers and Distributors.  As part of this agreement, the Company purchased approximately $2.0 million of HealtheTech, Inc. common stock at fair market value.  During the second quarter of 2003, we determined that our investment in HealtheTech was impaired and that the impairment was other than temporary and accordingly wrote down our investment to quoted market value.  The impairment to this investment was approximately $1.8 million.

During 2001, our wholly owned subsidiary, Innovative Botanical Solutions, Inc., entered into an exclusive agreement with Cetalon Corporation to manufacture a proprietary line of Cetalon-branded herbs and vitamins.  Additionally, Innovative Botanical Solutions purchased approximately $2.0 million in Cetalon common stock.  A loan of $1.0 million was also provided to Cetalon Corporation, and an option obtained for Innovative Botanical Solutions to purchase additional shares of Cetalon common stock.  During the first quarter of 2002, we determined that our investments in Cetalon were impaired and accordingly wrote off the debt and equity investments.

We have certain commitments related to operating leases as set forth in Note 13 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

We believe that our working capital requirements can be met through our available cash and cash equivalents and cash generated from operating activities for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for our products could adversely affect our long-term liquidity.  In the event of a significant decrease in cash provided by our operating activities, we might need to obtain additional external sources of funding.  We currently maintain an operating line of credit allowing for borrowings of up to $15.0 million of which $5.0 million has been borrowed as of December 31, 2003.  The proceeds from this line of credit may be used to repurchase common shares, as well as to fund working capital requirements. We do not currently maintain a long-term credit facility or any other external sources of long-term funding; however, we believe that such funding could be obtained on competitive terms in the event additional sources of funds become necessary.

The following table summarizes information about contractual obligations as of December 31, 2003:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of Credit	$5,000	$5,000	$—	$—	$—
Operating leases	7,475	3,255	3,075	856	289
Total contractual obligations	$12,475	$8,255	$3,075	$856	$289

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

Revenue Recognition

We recognize sales revenue when products are shipped and title passes to our independent distributors.  For most product sales, the sales price is received in the form of cash or credit card payment, which accompanies or precedes the shipment of the product.  Sales revenue is recorded net of the rebate portion of volume incentives. Previously we had reported the rebates as part of volume incentives in the operating expense section of the income statement, but as required by EITF 01-9, the Company has reclassified $39.2 million and $41.9 million in rebates as a reduction in revenue for 2002 and 2001, respectively. As a result, volume incentive expense has been reduced by the same amounts in each year.  There was no impact on operating income, net income, or earnings per basic or diluted common share.  Further information related to volume incentives is set forth in Note 1 of Notes to Consolidated Financial Statements appearing in Item 8 of the report. As products are shipped, persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed, and collectibility is reasonably assured. A reserve for product returns, which reduces revenue, is accrued based on historical experience.  From time to time, our United States operation extends short-term credit associated with product promotions.  For certain of our international operations, we offer credit terms consistent with industry standards within the country of operation.  Amounts received for unshipped merchandise are not recognized as revenue but rather they are recorded as customer deposits and are included in accrued liabilities.

Volume Incentives Accrual

We accrue for expenses for volume incentives associated with our net sales revenue. Volume incentives are a significant part of our direct sales marketing program and represent payments made to our independent Distributors and Managers. Previously we included in volume incentives both commissions and rebates.  As required by EITF 01-9, the Company has reclassified $39.2 million and $41.9 million in rebates as a reduction in revenue for 2002 and 2001, respectively.  As a result, volume incentive expense has been reduced by the same amounts each year. Further information related to volume incentives is set forth in Note 1 of Notes to Consolidated Financial Statements appearing in Item 8 of the report. We specifically analyze volume incentives based on historical and current sales trends when evaluating the adequacy of the accrued volume incentives.

Self-insurance liabilities

We self-insure for certain employee medical and product liabilities. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded.

Incentive Trip Accrual

We accrue for expenses for incentive trips associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded. We have accrued convention and meeting costs of approximately $4.0 million and $3.8 million at December 31, 2003 and 2002, respectively.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”).  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are to be applied on a prospective basis to guarantees issued of modified after December 31, 2003.  The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ended after December 15, 2002.  The adoption of FIN No. 45 did not have an effect on our results of operations, liquidity, or financial position.

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities.  EITF No. 00-21 is effective for interim periods beginning after June 15, 2003.  The adoption of this statement did not have a material effect on our results of operations, liquidity, or financial position.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 addresses consolidation and reporting by business enterprises of variable interest entities.  All enterprises with variable interests in variable interest entities created after January 31, 2003 apply the provisions of FIN No. 46 to those entities immediately.  A public entity with a variable interest in a variable interest entity created before February 1, 2003 applies the provisions of FIN No. 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  In addition, FIN No. 46R delayed the effective date for application of FIN No. 46 by public companies, until periods ending after March 15, 2004 for all types of variable interest entities other than special-purpose entities.  The adoption of FIN No. 46 is not expected to have an effect on our results of operations, liquidity, or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  The adoption of SFAS No. 149 in the fourth quarter of 2003 did not have a material impact on our results of operations, liquidity, or financial position.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments:  Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities.  The new reporting and disclosure requirements for SFAS No. 150 became effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003, and we adopted SFAS No. 150 on July 1, 2003.  The adoption of SFAS No. 150 did not have an effect on our results of operations, liquidity, or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We conduct business in several countries and intend to continue to expand our international operations.  Net sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations as well as, to a lesser extent, changes in United States laws and regulations relating to international trade and investment.

Foreign Currency Risk

During the year ended December 31, 2003, approximately 45.2 percent of our net sales revenue and approximately 46.4 percent of our expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, and all revenues and expenses are translated at average exchange rates for the periods reported.  Therefore, reported sales and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the currencies in which sales revenue exceeded $10.0 million during any of the years presented.

Year ended December 31	2003	2002	2001
Mexico	10.8	9.6	9.3
South Korea	1,190.5	1,245.3	1,288.6
Venezuela	1,615.5	1,106.2	723.6

During 2002 and 2003 Venezuela experienced a significant devaluation in the Bolivar, which adversely affected the results of operations.  Continued devaluation could adversely affect the results of operations in future periods.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk.  This is accomplished by purchasing investment grade securities; substantially all of which either mature within the next twelve months or have characteristics of marketable securities.  At December 31, 2003, we had investments of $10.5 million of which $7.7 million were municipal obligations, which carry an average fixed interest rate of 5.2 percent and mature over a five-year period. A hypothetical 1 percent change in interest rates would not have had a material effect on our liquidity, financial condition, or results of operations. Our remaining investments of $2.8 million are not subject to interest rate risk.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.:

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. (a Utah corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of Nature’s Sunshine Korea, Ltd., a wholly owned subsidiary, as of December 31, 2002 and for the year then ended, which financial statements reflect total assets constituting 5 percent and net sales revenues constituting 8 percent of the related 2002 consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nature’s Sunshine Korea, Ltd. as of December 31, 2002 and for the year then ended, is based solely on the report of other auditors.  The accompanying consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2001 were audited by other auditors who have ceased operations.  Those auditors, based in part on the report of other auditors, expressed an unqualified opinion on those financial statements, before the reclassification described in Note 1 to the consolidated financial statements, in their report dated February 7, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2002.

As discussed above, the consolidated financial statements for the year ended December 31, 2001 were audited by other auditors who have ceased operations.  As described in Note 1, the 2001 financial statements have been reclassified to reflect the adoption of Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which was adopted by the Company as of January 1, 2002.  We audited the reclassification adjustments and, in our opinion, such adjustments are appropriate and were properly applied.  However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of Nature’s Sunshine Products, Inc. other than with respect to such adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

KPMG LLP

Salt Lake City, Utah

March 13, 2004

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

ARTHUR ANDERSEN LLP

Salt Lake City, Utah

February 7, 2002

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts In Thousands, Except Per Share Information)

Year Ended December 31	2003	2002	2001*
		(As Restated, See Note 1)
Net Sales Revenue (net of the rebate portion of volume incentives of $39,056, $39,249 and $41,875, respectively)	$258,208	$259,485	$276,847
Costs and Expenses:
Cost of goods sold	51,927	53,317	57,659
Volume incentives	93,910	92,926	98,665
Selling, general and administrative	104,665	101,574	96,625
	250,502	247,817	252,949
Operating Income	7,706	11,668	23,898
Other Income (Expense):
Interest and other income	1,518	1,090	1,666
Impairment of investments	(1,768)	(3,000)	—
Interest expense	(268)	(39)	(4)
Foreign exchange gains (losses)	44	977	(227)
	(474)	(972)	1,435
Income Before Provision for Income Taxes	7,232	10,696	25,333
Provision for Income Taxes	2,133	3,632	8,674
Net Income	5,099	7,064	16,659
Other Comprehensive Loss, net of tax:
Foreign currency translation adjustments	(1,150)	(4,120)	(1,448)
Net unrealized losses on marketable securities	(58)	(861)	(860)
Reclassification adjustment for net realized losses on marketable securities included in net income	279	1,459	7
	(929)	(3,522)	(2,301)
Comprehensive Income	$4,170	$3,542	$14,358

Basic Net Income Per Common Share	$0.36	$0.45	$1.02
Diluted Net Income Per Common Share	$0.36	$0.43	$0.99

See accompanying notes to consolidated financial statements.

*As reclassified, see Note 1

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts In Thousands)

As of December 31	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$30,665	$26,175
Accounts receivable, net of allowance for doubtful accounts of $2,138 and $2,748, respectively	5,567	5,247
Inventories, net	26,528	26,460
Deferred income tax assets	3,553	6,335
Prepaid expenses and other	9,723	6,923
Total current assets	76,036	71,140
Property, plant and equipment, net	32,318	34,621
Long-term investments	6,416	10,389
Definite-lived intangible assets, net	2,094	3,050
Other assets, net	8,694	4,634
	$125,558	$123,834
Liabilities and Shareholders’ Equity
Current Liabilities:
Line of credit	$5,000	$5,500
Accounts payable	4,003	2,979
Accrued volume incentives	12,093	9,842
Accrued liabilities	18,009	13,813
Income taxes payable	6,879	4,901
Total current liabilities	45,984	37,035
Long-Term Liabilities
Deferred income tax liabilities	—	1,414
Deferred compensation	2,232	1,485
Total long-term liabilities	2,232	2,899
Commitments and Contingencies (Notes 11 and 13)
Shareholders’ Equity:
Common Stock, no par value; 20,000 shares authorized, 19,446 shares issued	25,437	31,332
Retained earnings	124,997	121,789
Treasury stock, at cost, 5,267 and 4,314 shares, respectively	(54,833)	(51,891)
Accumulated other comprehensive loss (See Note 8)	(18,259)	(17,330)
Total shareholders’ equity	77,342	83,900
	$125,558	$123,834

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts In Thousands)

Year Ended December 31	2003	2002	2001
Common Stock:
Balance at beginning of year	$31,332	$36,308	$37,435
Tax benefit related to exercise of stock options	189	628	226
Issuance of 373, 397 and 143 shares of treasury stock, respectively	(6,084)	(5,604)	(1,353)
Balance at end of year	25,437	31,332	36,308
Retained Earnings:
Balance at beginning of year	121,789	116,836	102,347
Net income	5,099	7,064	16,659
Cash dividends	(1,891)	(2,111)	(2,170)
Balance at end of year	124,997	121,789	116,836
Treasury Stock:
Balance at beginning of year	(51,891)	(43,538)	(43,391)
Purchase of 1,326, 1,532 and 303 shares of common stock, respectively	(11,796)	(16,877)	(2,705)
Issuance of 373, 397 and 143 shares of treasury stock, respectively	8,854	8,524	2,558
Balance at end of year	(54,833)	(51,891)	(43,538)
Accumulated Other Comprehensive Loss:
Balance at beginning of year	(17,330)	(13,808)	(11,507)
Other comprehensive loss	(929)	(3,522)	(2,301)
Balance at end of year	(18,259)	(17,330)	(13,808)
Total Shareholders’ Equity	$77,342	$83,900	$95,798

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts In Thousands)

Increase (Decrease) in Cash and Cash Equivalents

Year Ended December 31	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,099	$7,064	$16,659
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (Decrease) in allowance for doubtful accounts	415	1,682	(142)
Depreciation and amortization	6,388	8,298	6,827
Tax benefit from stock option exercise	189	628	226
Loss on sale of property and equipment	203	117	145
Deferred income taxes	(3,265)	(4,953)	(608)
Deferred compensation	747	(140)	283
Loss on impaired investment	1,808	3,000	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(549)	(602)	1,141
Inventories	165	374	(791)
Prepaid expenses and other	(3,189)	2,233	(578)
Accounts payable	956	(1,835)	(147)
Accrued volume incentives	2,133	(2,163)	2,198
Accrued liabilities	4,235	1,835	(304)
Income taxes payable	1,959	913	1,794
Net cash provided by operating activities	17,294	16,451	26,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,702)	(6,076)	(15,491)
Proceeds from sale of investments	5,084	780	1,721
Purchase of investments	(2,699)	(598)	(4,832)
Purchase of other assets	(351)	(113)	(872)
Payments received (Advances on) long-term receivables, net	1,663	526	(681)
Proceeds from sale of property and equipment	161	127	39
Net cash provided by (used in) investing activities	156	(5,354)	(20,116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	(500)	5,500	(385)
Purchase of treasury stock	(11,796)	(16,877)	(2,705)
Payments of cash dividends	(1,891)	(2,111)	(2,170)
Proceeds from exercise of stock options	2,743	2,894	1,106
Net cash used in financing activities	(11,444)	(10,594)	(4,154)
Effect of Exchange Rates on Cash and Cash Equivalents	(1,516)	(4,116)	(1,448)
Net Increase (Decrease) in Cash and Cash Equivalents	4,490	(3,613)	985
Cash and Cash Equivalents at Beginning of the Year	26,175	29,788	28,803
Cash and Cash Equivalents at End of the Year	$30,665	$26,175	$29,788

Year Ended December 31	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,519	$4,659	$6,970
Cash paid for interest	262	39	4
Supplemental disclosure of non-cash investing and financing activities:
Cost in excess of fair value of assets acquired	$—	$—	$418
Disposition of assets in exchange for note receivable	—	83	120

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

The Company markets its products in the United States, South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Central America, Colombia, Dominican Republic, Ecuador, Peru, the United Kingdom, Israel, Taiwan, Thailand and Singapore.   The Company also exports its products to several other countries, including Argentina, Australia, Chile, Malaysia, New Zealand, Norway and the Russian Federation.

Restatement

We have re-evaluated our financial statement presentation of volume incentive payments made to our independent Distributors and Managers.  These payments consist of (1) commissions paid for purchases made by the Distributors and Managers’ down-line organizations, and (2) rebates paid to Distributors and Managers for purchases of products for their own use or for resale.  In accordance with EITF 01-9, we have determined to present the portion of volume incentive payments representing rebates as reductions to sales revenue rather than as operating expenses.  As a result, we have reclassified the appropriate amounts for all periods presented in this Form 10-K, including all quarterly and segment data, by reducing sales revenue and volume incentives (operating expense) by equal amounts.  These reclassifications had no effect on operating income (loss), net income (loss), or earnings per basic or diluted common share.

Volume incentive rebates totaling $39,249 and $41,875, previously included as volume incentives expense have been reclassified as reductions in sales revenue for 2002 and 2001, respectively.  Sales revenue totaled $298,734 and $318,722 prior to restatement for 2002 and reclassification for 2001, respectively.  Volumes incentives totaled $132,175 and $140,540 prior to restatement for 2002 and reclassification for 2001, respectively.

Year ended December 31		2002	2001
Sales Revenue	As reported	$298,734	$318,722
	Rebates	(39,249)	(41,875)
	As Restated / Reclassified	259,485	276,847

Volume Incentives	As reported	$132,175	$140,540
	Rebates	(39,249)	(41,875)
	As Restated / Reclassified	92,926	98,665

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of Nature’s Sunshine Products, Inc. and its subsidiaries.  At December 31, 2003 and 2002, all of the Company’s subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

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

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its evaluation of impairment of long-lived assets as well as those used in the determination of liabilities related to Distributor and Manager incentives and taxation.  In addition, significant estimates form the basis for our allowances with respect to the collection of accounts receivable, inventory valuations and certain benefits provided to employees. Various assumptions and other factors prompt the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments to be cash equivalents, which include investments with original maturities of three months or less.  The amount of short-term investments classified as cash equivalents totaled $3,845 and $3,192 at December 31, 2003 and 2002, respectively.

Allowance for Doubtful Accounts Receivable

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future.  This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer.  This reserve is adjusted periodically as information about specific accounts becomes available.

Investments

The Company’s investments, which are categorized as available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss) in shareholders’ equity.  Unrealized losses on available-for-sale securities that are determined to be other than temporary are included in the determination of net income in the period that determination is made.  The cost of the securities sold is based on the specific identification method.  Realized gains and losses on sales of available-for-sale securities are included in interest and other income.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  Estimated useful lives for buildings and improvements range from 20 to 30 years, and equipment, furniture and fixtures range from 3 to 10 years.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets.  Maintenance and repairs are expensed as incurred, and major improvements are capitalized.  Gains or losses on sales or retirements are included in interest and other income in the consolidated statement of income on the date of disposition.

Intangible Assets

Intangible assets include trademarks and customer lists associated with the acquisition of Synergy Worldwide, Inc. (“Synergy”).  Definite-lived intangible assets are being amortized using the straight-line method over periods from three to ten years. Intangible assets, net of accumulated amortization, totaled $2,094 and $3,050 at December 31, 2003 and 2002, respectively.  Accumulated amortization totaled $1,119 and $2,210 at December 31, 2003 and 2002, respectively (see Note 5).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable.  An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. At December 31, 2003, the Company did not consider any of its long-lived assets to be impaired.

Translation of Foreign Currencies

The local currency of the international subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies.  The financial statements of international subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss.

The only country considered to have a highly inflationary economy was Venezuela during 2001. Venezuela ceased to be considered to have a highly inflationary economy at the end of the third quarter 2001. The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar.  The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of income and comprehensive income.

Revenue Recognition

For sales transactions in the United States, the Company generally receives its product sales price in the form of cash or credit card accompanying the orders from independent Distributors and Managers. From time to time, the Company’s United States operation extends short-term credit associated with product promotions.  For certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within each respective country.  Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectibility is reasonably assured, title and risk of loss have passed to the Distributors and Managers, and the merchandise has been shipped. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities. Cash payments of volume incentives related to product orders are made in the month following the sale.

The Company accounts for payments made to its Distributors and Managers in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  In accordance with EITF 01-9, payments to Distributors and Managers for sales incentives or rebates are recorded as a reduction of revenue.  The Company adopted EITF 01-9 as of January 1, 2002 (see restatement discussion above).  The statement of income and comprehensive income for the year ended December 31, 2001 has been reclassified to conform to the 2002 and 2003 presentation resulting from the adoption of EITF 01-9.

The Company accounts for shipping and handling fees in accordance with EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”  Under EITF 00-10 guidelines, amounts billed to a customer for shipping and handling are classified as revenue.  Shipping and handling revenues of approximately  $8,309, $6,883 and $7,446 were classified as net sales revenue for the years ended December 31, 2003, 2002 and 2001, respectively.  The corresponding shipping and handling expenses are classified in selling, general and administrative expenses and approximated the amounts classified as net sales revenue.

Selling Expenses

Independent Distributors and Managers may earn Company-paid attendance at conventions as well as other travel awards by achieving the required levels of product purchases within a specified qualification period.  Convention costs and other travel expenses are accrued over the qualification period as they are earned.  Accordingly, the Company has accrued convention costs of approximately $3,992, $3,753 and $4,531 at December 31, 2003, 2002, and 2001, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $2,100, $2,192 and $1,912 in 2003, 2002 and 2001, respectively.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 2003
Basic EPS	$5,099	14,181	$0.36
Effect of options	—	155
Diluted EPS	$5,099	14,336	$0.36
December 31, 2002
Basic EPS	$7,064	15,844	$0.45
Effect of options	—	652
Diluted EPS	$7,064	16,496	$0.43
December 31, 2001
Basic EPS	$16,659	16,283	$1.02
Effect of options	—	568
Diluted EPS	$16,659	16,851	$0.99

At December 31, 2003, 2002 and 2001, there were outstanding options to purchase 494, 250 and 494 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the options’ exercise prices were greater than the average market price of the common shares during the year.

Stock Options

The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income for the years ended December 31, 2003, 2002, and 2001.  Had compensation costs been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per common share would have been reduced to the following pro forma amounts:

Year ended December 31		2003	2002	2001
Net Income	As reported	$5,099	$7,064	$16,659
	Stock option expense	(249)	(870)	(2,227)
	Pro forma	4,850	6,194	14,432

Basic Earnings Per Share	As reported	$0.36	$0.45	$1.02
	Stock option expense	(0.02)	(0.06)	(0.13)
	Pro forma	0.34	0.39	0.89

Diluted Earnings Per Share	As reported	$0.36	$0.43	$0.99
	Stock option expense	(0.02)	(0.05)	(0.13)
	Pro forma	0.34	0.38	0.86

The weighted average fair value of options granted was $8.57, $11.89 and $7.87 for 2003, 2002 and 2001, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: risk-free interest rate of 3.3 percent in 2003 and 2002 with an expected life of 5 years and 3.0 percent in 2001 with an expected life of 5 years.  The expected dividend yield was approximately 1.4 percent in 2003 and 2002 and 1 percent in 2001, respectively, and expected volatility of 61, 61 and 63 percent in 2003, 2002 and 2001, respectively.  The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change, the estimated fair value amounts could be significantly different.

Reclassifications

Certain reclassifications have been made in the prior years’ consolidated financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”).  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2003.  The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ended after December 15, 2002.  The adoption of FIN No. 45 did not have an effect on the Company’s results of operations, liquidity, or financial position.

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities.  EITF No. 00-21 is effective for interim periods beginning after June 15, 2003.  The adoption of this statement did not have a material effect on the Company’s results of operations, liquidity, or financial position.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51”  (“FIN No. 46”).  FIN No. 46 addresses consolidation and reporting by business enterprises of variable interest entities.  All enterprises with variable interests in variable interest entities created after January 31, 2003 apply the provisions of FIN No. 46 to those entities immediately.  A public entity with a variable interest in a variable interest entity created before February 1, 2003 applies the provisions of FIN No. 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  In addition, FIN No. 46R delayed the effective date for application of FIN No. 46 by public companies, until periods ending after March 15, 2004 for all types of variable interest entities other than special-purpose entities.  The adoption of FIN No. 46 is not expected to have an effect on our results of operations, liquidity, or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  The adoption SFAS No. 149 in the fourth quarter of 2003 did not have a material impact on the Company’s results of operations, liquidity, or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  The provisions of SFAS No. 150 apply to the classification and disclosure requirements for the following three types of financial instruments:  Mandatorily Redeemable Instruments, Instruments with Repurchase Obligations, and Instruments with Obligations to Issue a Variable Number of Securities.  The new reporting and disclosure requirements for SFAS No. 150 became effective for the first interim period beginning after June 15, 2003 or for any covered instruments entered into or modified subsequent to May 31, 2003, and the Company adopted SFAS No. 150 on July 1, 2003.  The adoption of SFAS No. 150 did not have an effect on the Company’s results of operations, liquidity, or financial position.

NOTE 2: DISPOSITIONS

On August 1, 2002, the Company sold the assets of Comercializadora Nature’s Sunshine Chile LTDA., a wholly owned subsidiary of Nature’s Sunshine Products, Inc. with operations in Chile, for an $83 note receivable.  The $83 note receivable for the assets sold under the terms of the agreement is due over a two-year period and bears interest at a rate of 5 percent, which represented a marked rate of interest at the origination date of the note. The assets sold are collateral for the note receivable.

On December 31, 2001, the Company sold the assets of Nature’s Sunshine Products S.A., a wholly owned subsidiary of Nature’s Sunshine Products, Inc. with operations in Argentina, for a $120 note receivable.  The $120 note receivable for the assets sold under the terms of the agreement is due over a five-year period in equal monthly installments and bears interest at a rate of 5 percent, which represented a marked rate of interest at the origination date of the note.  The assets sold are collateral for the note receivable.

NOTE 3: INVENTORIES

The composition of inventories is as follows:

As of December 31	2003	2002
Raw materials	$6,940	$6,741
Work in process	914	822
Finished goods	18,674	18,897
	$26,528	$26,460

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows:

As of December 31	2003	2002
Buildings and improvements	$27,101	$27,182
Machinery and equipment	19,156	17,520
Furniture and fixtures	18,752	20,701
	65,009	65,403
Accumulated depreciation and amortization	(33,921)	(32,031)
Land	1,230	1,249
	$32,318	$34,621

NOTE 5: INTANGIBLE ASSETS

On January 1, 2002 the Company adopted SFAS No. 142.  In connection with the adoption of SFAS No. 142, the Company reassessed the useful lives and classification of its intangible assets.  The Company determined that $3,213 of previously identified goodwill should be classified as an acquired distributor network and should continue to be amortized over a 10-year period using the straight-line method.  The Company has determined that none of its intangible assets are impaired.  Because all of the Company’s intangible assets are definite-lived and continue to be amortized over the same useful lives as those prior to the adoption of SFAS No. 142, there is no impact on operations.  Therefore, no reconciliation of reported net income to adjusted net income is presented.

The composition of intangible assets, all of which are definite-lived, is as follows:

	As of December 31, 2003			As of December 31, 2002

	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Distributor Networks	$3,213	$1,119	$2,094	$4,503	$1,701	$2,802
Patents and Trademarks	—	—	—	464	309	155
Product Registrations	—	—	—	293	200	93
Total	$3,213	$1,119	$2,094	$5,260	$2,210	$3,050

Amortization expense for intangible assets for the years ended December 31, 2003, 2002 and 2001 was $953, $1,759 and $1,384, respectively.  Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2004	$336
2005	299
2006	299
2007	299
2008	299
Thereafter	562
$2,094

NOTE 6: INVESTMENTS

The amortized cost and estimated market values of available-for-sale securities by balance sheet classification are as follows:

As of December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Cash equivalents:
Municipal obligations	$3,844	$1	$—	$3,845
Total cash equivalents	3,844	1	—	3,845
Long-term investments:
Municipal obligations	3,697	158	—	3,855
Equity securities	212	116	—	328
Total long-term investments	3,909	274	—	4,183
Total available-for-sale securities	$7,753	$275	$—	$8,028

As of December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Cash equivalents:
Municipal obligations	$3,191	$1	$—	$3,192
Total cash equivalents	3,191	1	—	3,192
Long-term investments:
Municipal obligations	6,411	234	—	6,645
Equity securities	2,572	128	(441)	2,259
Total long-term investments	8,983	362	(441)	8,904
Total available-for-sale securities	$12,174	$363	$(441)	$12,096

Contractual maturities of long-term debt securities at market value at December 31, 2003, are as follows:

Mature after one year through five years	$3,744
Mature after five years	111
Total long-term investments	$3,855

During 2003, 2002 and 2001, the proceeds from the sales of available-for-sale securities were $198, $780 and  $1,721, respectively.  The gross realized gains on sales of available-for-sale securities were $152, $69 and $99 for the years ended December 31, 2003, 2002 and 2001, respectively.  The gross realized losses on the sales of available-for-sale securities were $98, $71 and $106 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company’s long-term and short-term trading securities portfolio totaled $2,424 and $1,485 at December 31, 2003 and 2002, respectively, and generated losses of $1,378 and $544, respectively.

In November 2003, the EITF issued disclosure requirements about temporarily impaired investments.  The disclosure requirements apply to debt and marketable equity securities that are accounted for under SFAS No. 115.  As of December 31, 2003, the Company had no unrealized losses.

NOTE 7: LINE OF CREDIT

During 2002 the Company entered into an operating line of credit with an interest rate equal to LIBOR (1.50 percent as of December 31, 2003) + 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used to repurchase shares of the Company’s outstanding common stock under its Board-authorized repurchase program as well as to fund working capital, capital expenditures and related costs.  The line of credit is unsecured and matures July 1, 2004.  The outstanding borrowings under this line of credit at December 31, 2003 totaled $5,000.  The weighted average amount of borrowings outstanding on this line of credit during 2003 and 2002 was $8,250 and $1,375, respectively.  The line of credit contains other terms and conditions as well as affirmative and negative financial covenants.  This line of credit was repaid in February 2004.

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS

The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2000	$(11,710)	$203	$(11,507)
Period Change, net of tax of 532	(1,448)	(853)	(2,301)
Balance as of December 31, 2001	(13,158)	(650)	(13,808)
Period Change, net of tax of (382)	(4,120)	598	(3,522)
Balance as of December 31, 2002	(17,278)	(52)	(17,330)
Period Change, net of tax of (133)	(1,150)	221	(929)
Balance as of December 31, 2003	$(18,428)	$169	$(18,259)

NOTE 9: INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows:

Year Ended December 31	2003	2002	2001
Domestic	$(5,026)	$(2,263)	$14,594
Foreign	12,258	12,959	10,739
Total	$7,232	$10,696	$25,333

The provision (benefit) for income taxes consists of the following:

Year Ended December 31	2003	2002	2001
Current:
Federal	$2,500	$799	$3,531
State	249	472	975
Foreign	3,374	5,402	4,776
	6,123	6,673	9,282
Deferred:
Federal	(4,098)	(1,954)	(1,385)
State	(50)	12	(38)
Foreign	158	(1,099)	815
	(3,990)	(3,041)	(608)
Total provision for income taxes	$2,133	$3,632	$8,674

The income tax benefits associated with the nonqualified stock option plan decreased the income taxes payable by $189, $628 and $226 in 2003, 2002 and 2001, respectively.  These benefits were recorded as an increase to common stock.

The provision for income taxes, as a percentage of income before provision for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31	2003	2002	2001
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	(2.5)	(0.8)	2.1
Net effect of foreign taxes	1.2	4.3	(0.8)
Valuation allowance change related to operations	(3.3)	1.4	7.6
Write-off of subsidiary investments	—	(5.3)	(8.1)
Other	(0.9)	(0.6)	(1.6)
Effective income tax rate	29.5%	34.0%	34.2%

The significant components of the deferred income tax assets and liabilities are as follows:

Year Ended December 31	2003	2002
Deferred income tax assets:
Inventory	$1,064	$832
Accrued liabilities	1,841	1,621
Impaired investments	1,454	772
State income taxes	87	165
Foreign tax credits	4,888	1,749
AMT carry forward	201	—
Deferred compensation	918	783
Amortization of intangibles	629	445
Bad debts	1,230	1,111
Net operating losses	2,442	1,686
Other	(155)	31
Valuation allowance	(3,350)	(2,290)
Total deferred income tax assets	11,249	6,905

Year Ended December 31	2003	2002
Deferred income tax liabilities:
Accelerated depreciation	(1,515)	(1,501)
Other	(823)	(483)
Total deferred income tax liabilities	(2,338)	(1,984)
Net deferred income tax assets	$8,911	$4,921

Management has provided a valuation allowance of $3,350 and $2,290 for 2003 and 2002, respectively, for certain international subsidiaries deferred income tax assets for which management does not believe it is more likely than not that they will be realized in accordance with SFAS No. 109.  During 2003, the Company reviewed its foreign tax positions and increased its foreign net operating loss carryforwards and other deferred tax assets and its corresponding valuation allowances by approximately $1,100.

At December 31, 2003, the Company had available net operating losses for foreign income tax purposes of $5,998.  Generally, the tax net operating losses will expire at various dates from 2004 through 2008.  The Company has approximately $4,888 of foreign tax credits, which begin to expire in 2007.

NOTE 10: CAPITAL TRANSACTIONS

Treasury Stock

During 2003, 2002 and 2001, the Company repurchased 1,326, 1,532 and 303 shares of common stock for a total of $11,796, $16,877 and $2,705, respectively. As of December 31, 2003, the Company has no current Board authorization to purchase additional common shares on the open market.

Stock Options

The Company maintains a stock option plan, which provides for the granting or awarding of certain nonqualified stock options to officers, directors and employees.  The term, not to exceed 10 years, and the vesting and exercise period of each stock option awarded under the plan are determined by the Company’s Board of Directors.  All grants were made at the quoted fair market value of the stock at the date of grant.  At December 31, 2003, the Company had approximately 196 shares available to be granted under the plan.  At December 31, 2003, the Company had reserved approximately 3,111 treasury shares to accommodate the exercise of outstanding options.

Stock option activity for 2003, 2002 and 2001 consisted of the following:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2000	3,498	$8.67
Issued	1,028	7.87
Forfeited or canceled	(570)	11.65
Exercised	(133)	7.74
Options outstanding at December 31, 2001	3,823	8.04
Issued	130	11.89
Forfeited or canceled	(30)	8.89
Exercised	(395)	7.33
Options outstanding at December 31, 2002	3,528	8.26
Issued	66	8.57
Forfeited or canceled	(113)	10.72
Exercised	(370)	7.41
Options outstanding at December 31, 2003	3,111	$8.28

Shares related to the exercise of stock options were issued from treasury stock during 2003, 2002 and 2001.  Options for 2,915, 2,952 and 2,008 shares of common stock with weighted average exercise prices of $8.19, $8.12 and $8.19, were exercisable on December 31, 2003, 2002 and 2001, respectively.

The following table summarizes information about options outstanding and options exercisable at December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Shares Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Shares Exercisable	Weight-Avg. Exercise Price Per Share
$6.50 to $9.97	2,849	2.4 years	$7.90	2,720	$7.87
$10.00 to $16.88	262	5.7 years	12.33	195	12.63
$6.50 to $16.88	3,111	2.6 years	8.28	2,915	8.19

NOTE 11: EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan, which qualifies under Section 401(k) of the Internal Revenue Code.  The Company makes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee’s compensation.  The Company’s contributions to the plan vest after a period of three years.  During 2003, 2002 and 2001, the Company contributed to the plan approximately $902, $894 and $743, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees.  Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes).  The deferrals become an obligation owed to the participant by the Company under the plan.  At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan.  The plan is not qualified under Section 401 of the Internal Revenue Code.  Upon separation of the participant from the service of the Company, the obligation owed to the participant under the plan will be paid over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out).  At December 31, 2003 and 2002, the amounts payable under the plan are valued at the fair market value of the related assets and total $2,233and $1,485, respectively.

Management and Employee Bonus Plan

The Company has a bonus plan that provides for participants to receive payments based upon the achievement of specified annual increases in net sales revenue and operating income as set by the Board of Directors as well as individual objectives. The expense related to the bonus plan was approximately $2,364, $2,277 and $1,454 for 2003, 2002 and 2001, respectively, and was included in accrued liabilities at year-end. All United States employees as well as key international employees participate in the bonus plan.

NOTE 12: IMPAIRMENT OF INVESTMENTS

During 2001, the Company’s wholly owned subsidiary, Innovative Botanical Solutions, Inc., entered into an exclusive agreement with Cetalon Corporation to manufacture a proprietary line of Cetalon-branded herbs and vitamins.  Additionally, Innovative Botanical Solutions, Inc., purchased approximately $2,000 in Cetalon common stock.  This investment was recorded using the cost method, carried at the lower of cost or fair market value and classified as available for sale.  A loan of $1,000 with a market rate of interest was also provided to Cetalon Corporation, and in connection therewith, Innovative Botanical Solutions, Inc., obtained an option to purchase additional shares of Cetalon common stock.  Two officers of the Company were members of the Board of Directors of Cetalon for a period of time between May 2001 and January 2002.  These officers were not compensated for serving in this capacity and resigned in January 2002, one having served for seven months and the other having served for three months.  During the three months ended March 31, 2002, it was determined that the investment and loan to Cetalon Corporation were impaired.  Accordingly, the Company wrote off its entire investment of $3,000 in Cetalon.

During 2003, the Company recorded an impairment on in its equity investment in HealtheTech, Inc., a publicly traded company.  Management determined that the impairment was an other-than-temporary decline in value and wrote down the investment to its quoted market value.  As a result, the Company recorded an impairment loss of $1,768 in other expense during 2003.  Subsequently, the Company has accounted for this investment as a trading security and has recorded additional losses totaling $40 through December 31, 2003.

NOTE 13: COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalatory payments using the straight-line method. The Company incurred expenses of approximately $3,754, $4,044 and $3,883 in connection with operating leases during 2003, 2002 and 2001, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2003, were as follows:

Year Ending December 31
2004	$3,255
2005	1,888
2006	1,187
2007	685
2008	171
Thereafter	289
$7,475

The Company is a defendant in various lawsuits which are incidental to the Company’s business. Management, after consultation with legal counsel, believes that any liability as a result of these matters will not have a material adverse effect upon the Company’s results of operations, liquidity, or financial position.

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury.  As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, we have not been able to obtain product liability insurance covering such products.  Effective April 12, 2004 we will comply with the U.S. Food and Drug Administrations ban on the ingredient ephedra. Currently, less than 2 percent of our products contain some amount of ephedrine alkaloids and kava.  We carry insurance in the types and amounts we consider reasonably adequate to cover the risks associated with our business. On June 1, 2003, we established a wholly owned captive insurance company to provide us with product liability insurance coverage.  We have accrued an amount using the assistance of a third party actuary that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims.  However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our financial position, results of operations, or liquidity.

We self-insure for certain employee medical and product liabilities. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported.  Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded.

NOTE 14: OPERATING SEGMENT AND INTERNATIONAL OPERATION INFORMATION

The Company has five operating segments.  These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on operating income (loss).

The Company has four operating segments based on geographic operations and include a United States segment and three international segments (Latin America, Asia Pacific and other regions) that operate under the Nature’s Sunshine Products name.  The Company’s fifth operating segment operates under the Synergy Worldwide name.  The segments have similar business characteristics and each offers similar products through similar methods of distribution as described in Note 1.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.  Inter-segment sales, eliminated in consolidation, are not material. The Company evaluates performance based on operating income (loss) by geographic segment before consideration of certain intersegment transfers and expenses.

Operating segment information for the years ended December 31, 2003, 2002 and 2001 is as follows:

Year Ended December 31	2003	2002	2001*
		(As Restated, See Note 1)
Sales Revenue:
Nature’s Sunshine Products:
United States	$141,624	$145,995	$144,488
International:
Latin America	51,768	56,091	65,430
Asia Pacific	17,439	26,800	37,478
Other	32,266	24,526	21,927
	243,097	253,412	269,323
Synergy Worldwide:	15,111	6,073	7,524
	258,208	259,485	276,847
Operating Expenses:
Nature’s Sunshine Products:
United States	134,234	136,592	126,893
International:
Latin America	48,337	51,409	61,957
Asia Pacific	22,303	28,534	33,619
Other	29,898	22,628	20,823
	234,772	239,163	243,292
Synergy Worldwide	15,730	8,654	9,657
	250,502	247,817	252,949
Operating Income (Loss):
Nature’s Sunshine Products:
United States	7,390	9,403	17,595
International:
Latin America	3,431	4,682	3,473
Asia Pacific	(4,864)	(1,734)	3,859
Other	2,368	1,898	1,104
	8,325	14,249	26,031
Synergy Worldwide	(619)	(2,581)	(2,133)
	7,706	11,668	23,898
Unallocated Amounts
Other Income (Expense)	(474)	(972)	1,435
Income Before Provision for Income Taxes	$7,232	$10,696	$25,333

*As reclassified, see Note 1

Year Ended December 31	2003	2002	2001
Capital Expenditures:
Nature’s Sunshine Products:
United States	$2,436	$4,274	$13,554
International:
Latin America	566	952	606
Asia Pacific	195	797	994
Other	124	37	145
	3,321	6,060	15,299
Synergy Worldwide	381	16	192
	$3,702	$6,076	$15,491
Depreciation and Amortization:
Nature’s Sunshine Products:
United States	$4,244	$4,608	$4,250
International:
Latin America	782	2,264	1,118
Asia Pacific	584	601	616
Other	192	184	270
	5,802	7,657	6,254
Synergy Worldwide	586	641	573
	$6,388	$8,298	$6,827

As of December 31	2003	2002
Assets:
Nature’s Sunshine Products
United States	$79,840	$81,424
International:
Latin America	27,358	26,447
Asia Pacific	7,720	8,565
Other	4,737	4,092
	119,655	120,528
Synergy Worldwide	5,903	3,306
Total Assets	$125,558	$123,834

From an individual country perspective, only the United States comprises 10 percent or more of consolidated net sales revenue for the years ended December 31, 2003, 2002 and 2001 as follows:

Year Ended December 31	2003	2002	2001*
		(As Restated, See Note 1)
Sales Revenue:
United States	$141,624	$145,995	$144,488
Other	116,584	113,490	132,359
	$258,208	$259,485	$276,847

*As reclassified, see Note l

From an individual country perspective, only the United States comprises 10 percent or more of consolidated long-lived assets, consisting of property, plant and equipment and intangible assets as follows:

As of December 31	2003	2002
Long-Lived Assets
United States	$26,145	$28,679
Other	8,267	8,992
	$34,412	$37,671

NOTE 15: Subsequent Events

On March 1, 2004, the Company declared a cash dividend of 5 cents per common share to shareholders of record on March 11, 2004.

NOTE 16: SUMMARY OF QUARTERLY OPERATIONS AS RESTATED (SEE NOTE 1) – UNAUDITED

	Net Sales Revenue (As Restated)	Cost of Goods Sold	Volume Incentives (As Restated)	Selling, General & Admin.	Operating Income	Other Income (Expense)	Income (Loss) Before Income Taxes	Net Income (Loss)	Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share
2003
First Qtr	$62,663	$13,014	$22,622	$24,812	$2,215	$293	$2,508	$1,604	$0.11	$0.11
Second Qtr	63,592	12,912	22,803	25,145	2,732	(1,228)	1,504	1,125	0.08	0.08
Third Qtr	63,470	13,228	23,503	27,787	(1,048)	220	(828)	(564)	(0.04)	(0.04)
Fourth Qtr	68,483	12,773	24,982	26,921	3,807	241	4,048	2,934	0.21	0.21
	$258,208	$51,927	$93,910	$104,665	$7,706	$(474)	$7,232	$5,099	$0.36	$0.36

2002
First Qtr	$65,893	$13,615	$23,408	$27,087	$1,783	$(2,272)	$(489)	$(888)	$(0.05)	$(0.05)
Second Qtr	67,683	13,704	24,193	25,912	3,874	1,434	5,308	3,019	0.18	0.18
Third Qtr	64,070	13,659	22,659	23,821	3,931	(186)	3,745	3,478	0.22	0.21
Fourth Qtr	61,839	12,339	22,666	24,754	2,080	52	2,132	1,455	0.10	0.09
	$259,485	$53,317	$92,926	$101,574	$11,668	$(972)	$10,696	$7,064	$0.45	$0.43

Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Net sales revenue and volume incentives have been reduced by the same amounts due to the reclassification of the rebate portion of volume incentive as a reduction in revenue (See Note 1).

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

Item 9A.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information called for by Item 10 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2003, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 11. Executive Compensation

Information called for by Item 11 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2003, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 12 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2003, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 13. Certain Relationships and Related Transactions

Information called for by Item 13 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2003, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

PART IV

Item 14. Principal Accountant Fees and Services.

Information called for by Item 14 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2003, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 15. Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a)(1)  List of Financial Statements

The following are filed as part of this Report:

Independent Auditors’ Reports

Consolidated balance sheets as of December 31, 2003 and 2002.

Consolidated statements of income and comprehensive income for the years ended December 31, 2003, 2002 and 2001.

Consolidated statements of shareholders’ equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001.

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

10.3(4) -	1995 Stock Option Plan

10.4(4) -	Form of Stock Option Agreement (1995 Stock Option Plan)

10.5(5) -	1998 Employee Incentive Compensation Plan

10.6(6) -	Supplemental Elective Deferral Plan

10.7(6) -	Executive Loan Program

21 -	List of Subsidiaries of Registrant

23.1 -	Consent of Independent Auditors (KPMG LLP)

23.2 -	Consent of Independent Public Accountants (Arthur Andersen LLP)

23.3 -	Report of Independent Public Accountants (Lara Marambio & Asociados)

23.4 -	Consent of Independent Public Accountants (Lara Marambio & Asociados)

23.5 -	Report of Independent Public Accountants (Daesung Accounting Corporation)

23.6 -	Consent of Independent Public Accountants (Daesung Accounting Corporation)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

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

(b)                 Reports on Form 8-K

The Registrant filed the following Current Reports on Form 8-K during the last quarter of the period covered by this report:.

a.        On October 31, 2003, the Registrant filed a Form 8-K with respect to its quarterly cash dividend and its third quarter 2003 operating results.

b.       On November 13, 2003, the Registrant filed a Form 8-K to report the resignation of its Chief Executive Officer, Daniel P. Howells.

c.        On November 25, 3004, the Registrant filed a Form 8-K regarding the appointment of Douglas Faggioli as President and Chief Executive Officer.

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

Nature’s Sunshine Products, Inc.

(Registrant)

Date: March 15, 2004	By:	/s/Douglas Faggioli
Douglas Faggioli, President, C.E.O. and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Douglas Faggioli	President, Chief Executive Officer and Director	March 15, 2004
Douglas Faggioli

/s/	Craig D. Huff	Vice President of Finance, Treasurer,	March 15, 2004
	Craig D. Huff	Chief Financial Officer, Chief Accounting Officer

/s/	Kristine F. Hughes	Chairman of the Board and Director	March 15, 2004
Kristine F. Hughes

/s/	Eugene L. Hughes	Director	March 15, 2004
Eugene L. Hughes

/s/	Pauline T. Hughes	Director	March 15, 2004
Pauline T. Hughes

/s/	Richard Hinckley	Director	March 15, 2004
Richard Hinckley

INDEPENDENT AUDITORS’ REPORT ON

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Nature’s Sunshine Products, Inc.:

Under date of March 13, 2004, we reported on the consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2003 and 2002 (as restated), and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years then ended, which are included in the Nature’s Sunshine Products, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, as it relates to the years ended December 31, 2003 and 2002 included in the Annual Report on Form 10-K of Nature’s Sunshine Products, Inc.  The consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the 2003 and 2002 information included in the consolidated financial statement schedule based on our audits.

In our opinion, based on our audits and the report of other auditors, the 2003 and 2002 information included in the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Salt Lake City, Utah
March 13, 2004

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

ARTHUR ANDERSEN LLP

Salt Lake City, Utah

February 7, 2002

NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollar Amounts in Thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Balance at End of Year

Year ended December 31, 2003

Allowance for doubtful accounts receivable	$2,748	$837	$(1,448)	$1	$2,138

Allowance for obsolete inventory	1,362	2,050	(1,486)	—	1,926

Year ended December 31, 2002

Allowance for doubtful accounts receivable	$1,066	$2,510	$(829)	$1	$2,748

Allowance for obsolete inventory	982	1,714	(1,334)	—	1,362

Allowance for notes receivable	14	—	(14)	—	—

Year ended December 31, 2001

Allowance for doubtful accounts receivable	$1,208	$476	$(622)	$4	$1,066

Allowance for obsolete inventory	1,155	1,145	(1,318)	—	982

Allowance for notes receivable	14	—	—	—	14

EXHIBITS INDEX

Item No.	Exhibit	Located At Sequentially Numbered Page

3.1(1)-	Restated Articles of Incorporation	—
3.2(2)-	By-laws, as amended	—
10.2(3) -	Form of Employment Agreement between the Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements.	—
10.3(4)-	1995 Stock Option Plan	—
10.4(4)-	Form of Stock Option Agreement (1995 Stock Option Plan)	—
10.5(5)-	1998 Employee Incentive Compensation Plan	—
10.6(6)-	Supplemental Elective Deferral Plan	—
10.7(6)-	Executive Loan Program	—
21 -	List of Subsidiaries of Registrant	49
23.1 -	Consent of Independent Auditors (KPMG LLP)	50
23.2 -	Consent of Independent Public Accountants (Arthur Andersen LLP)	51
23.3 -	Report of Independent Public Accountants (Kinoshita CPA Office)	52
23.4 -	Consent of Independent Public Accountants (Kinoshita CPA Office)	53
23.5 -	Report of Independent Public Accountants (Daesung Accounting Corporation)	54
23.6 -	Consent of Independent Public Accountants (Daesung Accounting Corporation)	55
31.1 -	Certification of Chief Executive Officer	56
31.2 -	Certification of Chief Financial Officer	57
32.1 -	Certification pursuant to 18 U.S.C. § 1350	58
32.2 -	Certification pursuant to 18 U.S.C. § 1350	59

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