Form 10-K/A
period 2003-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2004-03-23
CIK 275053

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Nature’s Sunshine Products, Inc. and subsidiaries (collectively, the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the purpose of including the consent of Lara Marambio & Asociados, independent auditors in 2001 of Nature’s Sunshine Products N.S.P. de Venezuela, C.A., a wholly owned subsidiary, which subsidiary represented 4 percent of total consolidated assets and 6 percent of total consolidated net sales in 2001.

For the year ended December 31, 2001, Arthur Andersen LLP, the Company’s former independent auditors, issued their audit report which stated that they did not audit the financial statements of Nature’s Sunshine Products N.S.P. de Venezuela, C.A. as of December 31, 2001 and for the year then ended. The financial statements of Nature’s Sunshine Products N.S.P. de Venezuela, C.A. were audited by Lara Marambio & Asociados and their audit report was included as an exhibit to the 2003 Form 10-K.  However, due to an administrative oversight by the Company, the consent that was included as an exhibit had not yet been received from Lara Marambio & Asociados when the Company filed its Form 10-K with the Securities and Exchange Commission on March 15, 2004.  Since the filing of the Form 10-K, the Company has obtained a consent dated March 22, 2004 from Lara Marambio & Asociados, which is included as an exhibit to this report on Form 10-K/A.

By means of this Amendment No. 1 to its Annual Report on Form 10-K, the Company has amended each exhibit of its Annual Report on Form 10-K for the year ended December 31, 2003 that has been affected.

The items of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 which are amended herein are:

•      Item 15 (a)(3) List of Exhibits

•      Exhibit 23.3 - Report of Independent Public Accountants (Lara Marambio & Asociados)

•      Exhibit 23.4 - Consent of Independent Public Accountants (Lara Marambio & Asociados)

The remaining items and disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004, have not been amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

(Registrant)

Date: March 23, 2004	By:	/s/ Douglas Faggioli
Douglas Faggioli, President, C.E.O. and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Douglas Faggioli	President, Chief Executive Officer and Director	March 23, 2004
Douglas Faggioli

/s/	Craig D. Huff	Vice President of Finance, Treasurer,	March 23, 2004
	Craig D. Huff	Chief Financial Officer, Chief Accounting Officer

/s/	Kristine F. Hughes	Chairman of the Board and Director	March 23, 2004
Kristine F. Hughes

/s/	Eugene L. Hughes	Director	March 23, 2004
Eugene L. Hughes

/s/	Pauline T. Hughes	Director	March 23, 2004
Pauline T. Hughes

/s/	Richard Hinckley	Director	March 23, 2004
Richard Hinckley

LIST OF EXHIBITS

Item No.	Exhibit

3.1(1)-	Restated Articles of Incorporation
3.2(2)-	By-laws, as amended
10.2(3)-

Form of Employment Agreement between the Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements.

10.3(4)-	1995 Stock Option Plan
10.4(4)-	Form of Stock Option Agreement (1995 Stock Option Plan)
10.5(5)-	1998 Employee Incentive Compensation Plan
10.6(6)-	Supplemental Elective Deferral Plan
10.7(6)-	Executive Loan Program
31.1 -	Certification of Chief Executive Officer
31.2 -	Certification of Chief Financial Officer
21 -	List of Subsidiaries of Registrant
23.1 -	Consent of Independent Auditors (KPMG LLP)
23.2 -	Consent of Independent Public Accountants (Arthur Andersen LLP)
23.3 -	Report of Independent Public Accountants (Lara Marambio & Asociados)
23.4 -	Consent of Independent Public Accountants (Lara Marambio & Asociados)
23.5 -	Report of Independent Public Accountants (Daesung Accounting Corporation)
23.6 -	Consent of Independent Public Accountants (Daesung Accounting Corporation)
32.1 -	Certification pursuant to 18 U.S.C. § 1350
32.2 -	Certification pursuant to 18 U.S.C. § 1350

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