Form 10-Q
period 2004-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2004-05-07
CIK 275053

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
March 31, 2004	0-8707

NATURE’S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

75 East 1700 South Provo, Utah 84606
(Address of principal executive offices and zip code)

(801) 342-4300
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☒   No ☐

The number of shares of Common Stock, no par value, outstanding on May 6, 2004 was 14,906,666 shares.

When we refer in this Form 10-Q to the “Company,” “we,” “our,” and “us,” we mean Nature’s Sunshine Products, Inc., a Utah corporation, together with our subsidiaries.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended March 31, 2004

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,196	$30,665
Accounts receivable, net	7,080	5,567
Inventories, net	27,663	26,528
Deferred income tax assets	3,345	3,553
Prepaid expenses and other	10,776	9,723
Total current assets	84,060	76,036

PROPERTY, PLANT AND EQUIPMENT, net	31,993	32,318
LONG-TERM INVESTMENTS	7,584	6,416
DEFERRED TAX ASSETS LONG TERM	6,153	5,359
DEFINITE-LIVED INTANGIBLE ASSETS, net	2,000	2,094
OTHER ASSETS	2,856	3,335
	$134,646	$125,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$5,000
Accounts payable	6,883	4,003
Accrued volume incentives	15,638	12,093
Accrued liabilities	19,895	18,009
Income taxes payable	6,930	6,879
Total current liabilities	49,346	45,984

DEFERRED COMPENSATION	2,213	2,232

SHAREHOLDERS’ EQUITY:
Common Stock, no par value; 20,000 shares authorized, 19,446 shares issued	20,483	25,437
Retained earnings	127,248	124,997
Treasury stock, at cost, 4,716 and 5,267 shares, respectively	(45,334)	(54,833)
Accumulated other comprehensive loss	(19,310)	(18,259)
Total shareholders’ equity	83,087	77,342
	$134,646	$125,558

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per-Share Information)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(As Restated, See Note 1)
NET SALES REVENUE (net of the rebate portion of volume incentives of $9,824 and $9,478, respectively)	$76,896	$62,663
COST AND EXPENSES:
Cost of goods sold	15,299	13,014
Volume incentives	29,488	22,622
Selling, general and administrative	28,505	24,812

OPERATING INCOME	3,604	2,215

OTHER INCOME
Interest income	97	145
Interest expense	(14)	(45)
Other income (loss), net	773	193
	856	293

INCOME BEFORE PROVISION FOR INCOME TAXES	4,460	2,508
PROVISION FOR INCOME TAXES	1,472	904
NET INCOME	2,988	1,604
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(1,068)	(695)
Net unrealized holding gains (losses) on marketable securities	27	(806)
Reclassification adjustment for net realized gains on marketable securities included in net income	(10)	—
	(1,051)	(1,501)

COMPREHENSIVE INCOME	$1,937	$103

BASIC NET INCOME PER COMMON SHARE	$0.21	$0.11
WEIGHTED AVERAGE BASIC COMMON SHARES	14,545	14,898
DILUTED NET INCOME PER COMMON SHARE	$0.20	$0.11
WEIGHTED AVERAGE DILUTED COMMON SHARES	14,937	15,091

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,988	$1,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,442	1,796
Tax benefit from stock option exercises	259	—
Gain (loss) on sale of property, plant and equipment	51	(17)
Deferred income taxes	(589)	(119)
Deferred compensation	(20)	83
Changes in assets and liabilities:
Accounts receivable, net	(1,547)	479
Inventories, net	(1,287)	(759)
Prepaid expenses and other assets	(828)	(697)
Accounts payable	2,882	1,710
Accrued volume incentives	3,636	1,928
Accrued liabilities	1,870	563
Income taxes payable	119	(1,242)
Net cash provided by operating activities	8,976	5,329
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,129)	(1,006)
Proceeds from sale (purchase) of investments	(1,150)	1,194
Payments received on long-term receivables	163	210
Proceeds from sale of property, plant and equipment	45	54
Net cash (used in) provided by investing activities	(2,071)	452
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from line of credit	(5,000)	3,500
Payment of cash dividends	(736)	(498)
Purchase of treasury stock	(17)	(10,580)
Proceeds from exercise of stock options	4,301	—
Net cash used in financing activities	(1,452)	(7,578)
EFFECT OF EXCHANGE RATES ON CASH	(922)	(695)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,531	(2,492)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	30,665	26,175
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$35,196	$23,683

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

These unaudited, condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the Company’s financial position as of March 31, 2004, and the results of its operations and its cash flows for the periods presented.  All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

We re-evaluated our financial statement presentation of volume incentive payments made to our independent Distributors and Managers during the year ended December 31, 2003. These payments consist of (1) commissions paid for purchases made by the Distributors’ and Managers’ down-line organizations, and (2) rebates paid to Distributors and Managers for purchases of products for their own use or for resale.  In accordance with Emerging Issue Task Force Issue “EITF 01-9”, we determined it was appropriate to present the portion of volume incentive payments representing rebates as reductions to sales revenue rather than as operating expenses.  As a result, we have reclassified the appropriate amounts for all periods presented in this Form 10-Q, including all quarterly and segment data, by reducing sales revenue and volume incentives (operating expense) by equal amounts.  These reclassifications had no effect on operating income, net income, or earnings per basic or diluted common share.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2)                                 RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation “FIN” No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51”  (“FIN No.

46”).  FIN No. 46 addresses consolidation and reporting by business enterprises of variable interest entities.  All enterprises with variable interests in variable interest entities created after January 31, 2003 apply the provisions of FIN No. 46 to those entities immediately.  A public entity with a variable interest in a variable interest entity created before February 1, 2003 applies the provisions of FIN No. 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  In addition, FIN No. 46R delayed the effective date for application of FIN No. 46 by public companies, until periods ending after March 15, 2004 for all types of variable interest entities other than special-purpose entities.  The adoption of FIN No. 46 did not have an effect on our results of operations, liquidity, or financial position.

(3)                                 INVENTORIES

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials	$8,407	$6,940
Work in process	843	914
Finished goods	18,413	18,674
	$27,663	$26,528

(4)                                 DEFINITE-LIVED INTANGIBLE ASSETS

The composition of the Company’s definite-lived intangible assets is as follows:

	As of March 31, 2004			As of December 31, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Distributor Networks	$3,213	$1,213	$2,000	$3,213	$1,119	$2,094

As of March 31, 2004, the Company determined that none of its intangible assets are impaired. Amortization expense for intangible assets for the three months ended March 31, 2004 was $94.  Estimated amortization expense for the remainder of 2004 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2004 (remainder)	$243
2005	299
2006	299
2007	299
2008	299
Thereafter	561
$2,000

(5)                                 NET INCOME PER COMMON SHARE

Basic net income per common share “Basic EPS” is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net  income per common  share “Diluted EPS” reflects the  potential dilution that  could  occur if stock options or other contracts to issue common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of common stock equivalents that would have an anti-dilutive effect on net income per common share.  For periods in which the Company incurs losses, Diluted EPS does not assume the exercise or conversion of common stock equivalents.

As of March 31, 2004, the Company had a total of 2,608 common stock options outstanding.  These options were granted at fair market value and have a weighted-average exercise price of $8.38 per share.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2004 and 2003.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2004
Basic EPS	$2,988	14,545	$0.21
Effect of stock options	—	392	(0.01)
Diluted EPS	$2,988	14,937	$0.20

Three Months Ended March 31, 2003
Basic EPS	$1,604	14,898	$0.11
Effect of stock options	—	193	—
Diluted EPS	$1,604	15,091	$0.11

For the three months ended March 31, 2004 and 2003, there were outstanding options to purchase 68 and 507 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(6)                                 EQUITY TRANSACTIONS

The Company has declared consecutive quarterly cash dividends since 1988. During the first quarter, the Company paid a dividend of 5 cents per common share on March 22, 2004 to shareholders of record on March 11, 2004.

For the three months ended March 31, 2004 and 2003, the Company repurchased 2 and 1,188 shares of its common stock at an average price per share of $8.55 and $8.91, respectively.  For the three months ended March 31, 2004 and 2003, the Company issued 552,690 and 0 shares, respectively, of treasury stock upon the exercise of stock options at an average price of $7.78.  As of March 31, 2004, the Company has no current Board authorization to purchase additional common shares on the open market.

(7)                                 OPERATING LINE OF CREDIT

During 2002, the Company entered into an operating line of credit with an interest rate equal to LIBOR plus 1.5 percent, which provides for borrowings of up to $15,000.  Borrowings under this line of credit may be used to repurchase shares of the Company’s outstanding common stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures, and related costs.  The line of credit is unsecured and matures July 1, 2004.  There were no outstanding borrowings under this line of credit at March 31, 2004. The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of March 31, 2004, the Company was in compliance with these covenants.

(8)                                 ACCUMULATED OTHER COMPREHENSIVE LOSS

The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains On Available-For- Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2003	$(18,428)	$169	$(18,259)
Period Change	(1,068)	17	(1,051)
Balance as of March 31, 2004	$(19,496)	$186	$(19,310)

(9)                                 STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans for employees and directors under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying condensed consolidated statements of income (loss) for the three months ended March 31, 2004 and 2003.  Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

		Three Months Ended March 31,
		2004	2003
Net Income	As reported	$2,988	$1,604
	Stock option expense, net of related tax effects	(68)	(55)
	Pro forma	$2,920	$1,549

Basic Net Income Per Share	As reported	$0.21	$0.11
	Stock option expense, net of related tax effects	(0.01)	(0.01)
	Pro forma	$0.20	$0.10

Diluted Net Income Per Share	As reported	$0.20	$0.11
	Stock option expense, net of related tax effects	(0.01)	(0.01)
	Pro forma	$0.19	$0.10

(10)                          SEGMENT INFORMATION

The Company has five operating segments.  These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  The Company evaluates performance based on operating income.

The Company has four operating segments based on geographic operations, which includes a United States segment and three international segments (Latin America, Asia Pacific and Other regions) that operate under the Nature’s Sunshine Products name.  The Company’s fifth operating segment operates under the Synergy Worldwide name.  The segments have similar business characteristics and each offers similar products through similar methods of distribution.  Inter-segment sales, eliminated in consolidation, are not material.  The Company evaluates performance based on operating income (loss) by geographic segment before consideration of certain inter-segment transfers and expenses.

Operating segment information is as follows:

	Three Months Ended March 31,
	2004	2003
		(As Restated, See Note 1)
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$35,978	$36,995
International:
Latin America	13,962	11,729
Asia Pacific	3,410	4,841
Other	10,382	7,460
	63,732	61,025
Synergy Worldwide:	13,164	1,638
	76,896	62,663
Operating Expenses:
Nature’s Sunshine Products:
United States	34,896	34,668
International:
Latin America	12,556	10,728
Asia Pacific	4,386	5,931
Other	9,050	7,059
	60,888	58,386
Synergy Worldwide:	12,404	2,062
	73,292	60,448
Operating Income (Loss):
Nature’s Sunshine Products:
United States	1,082	2,327
International:
Latin America	1,406	1,001
Asia Pacific	(976)	(1,090)
Other	1,332	401
	2,844	2,639
Synergy Worldwide:	760	(424)
	3,604	2,215
Other Income, net	856	293
Income Before Provision for Income Taxes	$4,460	$2,508

Segment assets as of March 31, 2004 and December 31, 2003, are as follows:

	March 31, 2004	December 31, 2003
Assets:
Nature’s Sunshine Products:
United States	$85,662	$79,840
International:
Latin America	28,944	27,358
Asia Pacific	7,766	7,720
Other	4,578	4,737
	126,950	119,655
Synergy Worldwide:	7,696	5,903
Total Assets	$134,646	$125,558

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the interim financial information included in this Form 10-Q as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements.  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, product liability claims and availability of insurance, as well as assumptions relating to the foregoing.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  When used in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Form 10-Q the words “estimates”, “expects”, “anticipates”, “projects”, “plans”, “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  For factors which could affect such results, see the description of our business contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Volume Incentives Accrual

We accrue for volume incentives expense associated with our net sales revenue. Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. We specifically analyze volume incentives based on historical and current sales trends when evaluating the adequacy of the accrued volume incentives.   We have re-evaluated our financial statement presentation of volume incentive payments made to our independent Distributors and Managers. These payments consist of (1) commissions paid for purchases made by the Distributors’ and Managers’ down-line organizations, and (2) rebates paid to Distributors and Managers for purchases of products for their own use or for resale.  In accordance with EITF 01-9, we present the portion of volume incentive payments representing rebates as reductions to sales revenue rather than as operating expenses.  As a result, we have reclassified the appropriate amounts for all periods presented in this Form 10-Q, including all segment data, by reducing sales revenue and volume incentives (operating expense) by equal amounts.  These reclassifications had no effect on operating income, net income, or earnings per basic or diluted common shares.

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

(Dollar Amounts in Thousands)
(Unaudited)

	(i) Income and Expense Items as a Percent of Net sales		(ii) Three Months Ended March 31, 2004 to 2003
	Three Months Ended		Amount of	Percent
Income and Expense Items	March 31,		Increase	of
	2004	2003	(Decrease)	Change
Net sales	100.0%	100.0%	$14,233	22.7%

Cost of goods sold	19.9	20.8	2,285	17.6
Volume incentives	38.3	36.1	6,866	30.4
SG&A expenses	37.1	39.6	3,693	14.9
Total operating expenses	95.3	96.5	12,844	21.2
Operating income (loss)	4.7	3.5	1,389	62.7
Other income (expense), net	1.1	0.6	563	192.2
Income (loss) before provision for income taxes	5.8	4.1	1,952	77.8
Provision (benefit) for income taxes	1.9	1.5	568	62.8
Net income (loss)	3.9%	2.6%	$1,384	86.3%

Net Sales Revenue

Net sales revenue for the three months ended March 31, 2004 was $76.9 million compared to $62.7 million for the same period in the prior year, an increase of approximately 22.7 percent. The increase in net sales revenue for the three months ended March 31, 2004 reflects higher net sales revenue in our Synergy Worldwide and International operations due to increased volumes.

Net sales revenue in our United States operation for the three months ended March 31, 2004, was $36.0 million, a decrease of approximately 2.8 percent, compared to the same period in the prior year.

Our international operations reported net sales revenue of $27.8 million for the three months ended March 31, 2004, an increase of approximately 15.5 percent, compared to the same period in the prior year.

Net sales revenue in Latin America was $14.0 million for the three months ended March 31, 2004, an increase of 19.0 percent, compared to the same period in the prior year.  The sales revenue increase experienced in Latin America was primarily due to increased net sales revenue in Venezuela, Mexico and Central America.

Net sales revenue in Asia Pacific was $3.4 million for the three months ended March 31, 2004, a decrease of 29.6 percent,  compared to the same period in the prior year.  The sales revenue decline for the three months ended March 31, 2004 was primarily the result of continued sales revenue decreases experienced by South Korea due to increased competition.

Net sales revenue in our Other markets was $10.4 million for the three months ended March 31, 2004, an increase of 39.2 percent, compared to the same period in the prior year.  The growth in net sales revenue experienced in our Other markets is primarily due to the positive results of our operations in the Russian Federation, Israel, Canada and the United Kingdom.

Net sales revenue in Synergy Worldwide was $13.2 million for the three months ended March 31, 2004, compared to $1.6 million for the same period of the prior year.  Synergy Worldwide has international operations in Japan, Thailand, and Taiwan.

Our independent sales force consists of Managers and Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling our products may attain the rank of “Manager”.  Appointment as a Manager is dependent upon attaining certain volume levels and demonstrating leadership abilities.  The number of Managers as of March 31, 2004, was approximately 17,800 compared to approximately 15,150 as of December 31, 2003.   The number of Distributors at March 31, 2004, was approximately 582,000 compared to approximately 562,000 as of December 31, 2003.  Our Synergy division and Russian operations account for the majority of the increase in Managers and Distributors since December 31, 2003 due to favorable sales trends in recent months.

Cost of Goods Sold

For the three months ended March 31, 2004, cost of goods sold decreased slightly, as a percent of net sales revenue, compared to the same period in the prior year.  We expect cost of goods sold to decrease slightly, as a percent of net sales revenue during the remainder of 2004 compared to the three months ended March 31, 2004 due to the price increase we implemented in the United States market effecitive April 1, 2004 and also due to the expected stabilization or strengthening of certain foreign currencies.

Volume Incentives

Volume incentives are commissions paid to independent sales force members for reaching certain levels of net sales revenue performance and organizational development and are an integral part of our direct sales marketing program.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  For the three months ended March 31, 2004, volume incentives, as a percent of net sales, increased compared to the same periods in the prior year primarily as a result of the increase in the Synergy Worldwide net sales revenue where volume incentives are slightly higher. We expect volume incentives to increase slightly, as a percent of net sales, during the remainder of 2004 compared to the three months ended March 31, 2004 as a result of anticipated increases in net sales revenue from Synergy Worldwide.

We re-evaluated our financial statement presentation of volume incentive payments made to our independent Distributors and Managers during the year ended December 31, 2003.  These payments consist of (1) commissions paid for purchases made by the Distributors’ and Managers’ down-line organizations, and (2) rebates paid to Distributors and Managers for purchases of products for their own use or for resale.  In accordance with EITF 01-9, we determined to present the portion of volume incentive payments representing rebates as reductions to sales revenue rather than as operating expenses.  As a result, we have reclassified the appropriate amounts for all periods presented in this Form 10-Q, including all quarterly and segment data, by reducing sales revenue and volume incentives (operating expense) by equal amounts.  These reclassifications had no effect on operating income (loss), net income (loss), or earnings per basic or diluted common share.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2004, increased $3.7 million, compared to the same period of the prior year primarily as a result of increased selling, general and administrative expenses associated with the expansion of Synergy Worldwide. Selling, general and administrative expenses as a percent of net sales revenue were 37.1 percent compared to 39.6 percent for the same period in the prior year, a decrease of 6.3 percent. For the remaining quarters of 2004, we expect selling, general and administrative expenses, as a percent of net sales, to decrease as compared to the three months ended March 31, 2004, as a result of benefits from cost controls implemented during the quarter ended September 30, 2003.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2004, increased $0.6 million, compared to the same period of the prior year primarily due to foreign exchange gains in certain markets.

Income Tax

The effective income tax rate for the three months ended March 31, 2004, was approximately 33.0 percent. For the balance of the year ending December 31, 2004, management expects the effective income tax rate to remain relatively constant.

Product Liability

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury.  As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, we have not been able to obtain product liability insurance covering such products. However,  effective April 12, 2004, we complied with the U.S. Food and Drug Administrations ban on the ingredient ephedra. During the year ended December 31, 2003, less than 2 percent of our products contained some amount of ephedrine alkaloids and kava.  On June 1, 2003, we established a wholly owned captive insurance company to provide us with product liability insurance coverage.  We have accrued an amount using the assistance of a third party actuary that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims.  However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our financial position, results of operations or liquidity.

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

Balance Sheet

Accounts Payable

Accounts payable increased $2.9 million as of March 31, 2004, compared to December 31, 2003 as a result of timing of ordering and on going payments for inventory and normal operating expenses.

Accrued Volume Incentives

Accrued volume incentives increased $3.5 million as of March 31, 2004, compared to December 31, 2003 as a result of increases in net sales revenue during the month ended March 31, 2004.

Accrued Liabilities

Accrued liabilities increased approximately $1.9 million as of March 31, 2004 compared to December 31, 2003, as a result of the timing of incentive trip accruals associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased approximately $4.5 million as of March 31, 2004 compared to December 31, 2003. The increase in cash and cash equivalents is primarily the result of cash provided by operating activities of $9.0 million and proceeds of $4.3 million from the exercise of stock options.  These cash inflows were offset, in part by the payment of $5.0 million associated with our operating line of credit, $1.2 for the purchase of long term investments and $1.1 million for the purchase of property, plant and equipment.

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

During 2002, the Company entered into an operating line of credit with an interest rate equal to LIBOR plus 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used to repurchase common shares of the Company’s outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures, and related costs.  The line of credit is unsecured and matures July 1, 2004.  There were no outstanding borrowings under this line of credit at March 31, 2004. The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of March 31, 2004, the Company was in compliance with these covenants.

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

Foreign Currency Risk

During the three months ended March 31, 2004, approximately 38.4 percent of our revenue and 34.0 percent of our expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, and all sales and expenses are translated at average exchange rates for the reported periods.  Therefore, our operating results generally will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which net sales revenue exceeded $10.0 million during any of the previous two years.

Three months ended March 31,	2004	2003
Mexico	11.0	10.8
South Korea	1,172.3	1,200.5
Venezuela	1,773.1	1,677.9

Interest Rate Risk

We have investments included in cash and cash equivalents and long term investments, which by nature are subject to market risk.  At March 31, 2004, we had investments totaling $12.0 million of which $9.3 million were held as municipal obligations, carry an average fixed interest rate of 5.1 percent and mature over a five-year period. A hypothetical one percent change in interest rates would not have a material affect on our liquidity, financial position, or results of operations. Our remaining investments of $2.7 million are not subject to interest rate risk but by their nature are subject to market risk.

The Company’s line of credit carries a variable interest rate. As of March 31, 2004, the Company had no borrowings on this line. The Company does not hedge against changes in interest rates.  An increase in the effective interest rate of 1.0 percent would increase interest expense by $10,000 for every $1.0 million that the Company had outstanding on its line of credit for a full year.

Item 4.           DISCLOSURE CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)          Changes in internal controls.  There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announce Plans or Programs	(d) Maximum Number (or of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2004	—		—	—	—
February 1 to February 29, 2004	2,000	(1)	$8.55	—	—
March 1 to March 31, 2004	—		—	—	—
Total	2,000		$8.55	—	—

(1) The shares were purchased from a former employee under terms of a prior agreement.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits
	31.1	Rule 13a 14(a) and 15d – 14(a) Certification of Chief Executive Officer
	31.2	Rule 13a – 14(a) and 15d – 14(a) Certification of Chief Financial Officer
	32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

The Registrant filed the following Current Reports on Form 8-K during the last quarter of the period covered by this report:.

a.               On February 25, 2004, the Registrant furnished a Form 8-K under Items 7 and 12 with respect to its financial results for the year ended December 31, 2003.

b.              On March 1, 2004, the Registrant filed a Form 8-K under Items 5 and 7 to report its quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: May 6, 2004	/s/ Douglas Faggioli
Douglas Faggioli, President & Chief Executive Officer

Date: May 6, 2004	/s/ Craig D. Huff
Craig D. Huff, Executive Vice President, Chief Financial
Officer & Treasurer