Form 10-Q
period 2004-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2004-08-09
CIK 275053

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
June 30, 2004	0-8707

NATURE’S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes  ☒   No  ☐

The number of shares of Common Stock, no par value, outstanding on  August 5, 2004 was 15,080,845 shares.

When we refer in this Form 10-Q to the “Company,” “we,” “our,” and “us,” we mean Nature’s Sunshine Products, Inc., a Utah corporation, together with our subsidiaries.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2004

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,003	$30,665
Accounts receivable, net	6,459	5,567
Inventories, net	32,009	26,528
Deferred income tax assets	4,132	3,553
Prepaid expenses and other	13,143	9,723
Total current assets	89,746	76,036

PROPERTY, PLANT AND EQUIPMENT, net	32,512	32,318
LONG-TERM INVESTMENTS	7,755	6,416
DEFERRED TAX ASSETS LONG TERM	6,165	5,359
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,907	2,094
OTHER ASSETS	2,693	3,335
	$140,778	$125,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$5,000
Accounts payable	6,005	4,003
Accrued volume incentives	14,065	12,093
Accrued liabilities	22,973	18,009
Income taxes payable	6,332	6,879
Total current liabilities	49,375	45,984
DEFERRED COMPENSATION	2,116	2,232

SHAREHOLDERS’ EQUITY:
Common Stock, no par value; 20,000 shares authorized, 19,446 shares issued	19,915	25,437
Retained earnings	131,325	124,997
Treasury stock, at cost, 4,405 and 5,267 shares, respectively	(41,729)	(54,833)
Accumulated other comprehensive loss	(20,224)	(18,259)
Total shareholders’ equity	89,287	77,342
	$140,778	$125,558

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
		(As Restated, See Note 1)

NET SALES REVENUE (net of the rebate portion of volume incentives of $9,283 and $9,619, respectively)	$79,587	$63,592
COST AND EXPENSES:
Cost of goods sold	14,202	12,912
Volume incentives	30,135	22,803
Selling, general and administrative	30,477	25,145

OPERATING INCOME	4,773	2,732

OTHER INCOME (EXPENSE)
Impairment of investment	—	(1,768)
Interest income	89	129
Interest expense	—	(85)
Other income (expense), net	(217)	496
	(128)	(1,228)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,645	1,504

PROVISION (BENEFIT) FOR INCOME TAXES	(177)	379

NET INCOME	4,822	1,125

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(824)	(423)
Net unrealized holding gains (losses) on marketable securities	(90)	731
Reclassification adjustment for net realized gains on marketable securities included in net income	—	333
	(914)	641

COMPREHENSIVE INCOME	$3,908	$1,766

BASIC NET INCOME PER COMMON SHARE	$0.32	$0.08
WEIGHTED AVERAGE BASIC COMMON SHARES	14,914	13,895
DILUTED NET INCOME PER COMMON SHARE	$0.31	$0.08
WEIGHTED AVERAGE DILUTED COMMON SHARES	15,528	14,143

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
		(As Restated, See Note 1)

NET SALES REVENUE (net of the rebate portion of volume incentives of $19,107 and $19,097, respectively)	$156,483	$126,255
COST AND EXPENSES:
Cost of goods sold	29,501	25,926
Volume incentives	59,623	45,425
Selling, general and administrative	58,982	49,957

OPERATING INCOME	8,377	4,947

OTHER INCOME (EXPENSE)
Impairment of investment	—	(1,768)
Interest income	186	274
Interest expense	(14)	(130)
Other income, net	556	689
	728	(935)

INCOME BEFORE PROVISION FOR INCOME TAXES	9,105	4,012

PROVISION FOR INCOME TAXES	1,295	1,283

NET INCOME	7,810	2,729

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(1,892)	(1,118)
Net unrealized holding losses on marketable securities	(63)	(75)
Reclassification adjustment for net realized (losses) gains on marketable securities included in net income	(10)	333
	(1,965)	(860)

COMPREHENSIVE INCOME	$5,845	$1,869

BASIC NET INCOME PER COMMON SHARE	$0.53	$0.19
WEIGHTED AVERAGE BASIC COMMON SHARES	14,729	14,393
DILUTED NET INCOME PER COMMON SHARE	$0.51	$0.19
WEIGHTED AVERAGE DILUTED COMMON SHARES	15,258	14,615

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,810	$2,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,856	3,296
Tax benefit from stock option exercises	827	108
Gain (loss) on sale of property, plant and equipment	302	(41)
Deferred income taxes	(1,368)	(909)
Deferred compensation	(116)	408
Loss on impaired investments	—	1,768
Changes in assets and liabilities:
Accounts receivable, net	(1,171)	253
Inventories, net	(5,734)	(201)
Prepaid expenses and other assets	(3,253)	(3,196)
Accounts payable	2,031	2,541
Accrued volume incentives	2,018	941
Accrued liabilities	5,224	1,760
Income taxes payable	(318)	(1,116)
Net cash provided by operating activities	9,108	8,341
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,490)	(2,353)
Proceeds from sale (purchase) of investments	(1,411)	1,060
Payments received on long-term receivables	323	505
Purchase of other assets	—	(200)
Proceeds from sale of property, plant and equipment	74	125
Net cash used in investing activities	(4,504)	(863)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from line of credit	(5,000)	4,500
Payment of cash dividends	(1,482)	(962)
Purchase of treasury stock	(17)	(11,796)
Proceeds from exercise of stock options	6,771	849
Net cash provided by (used) in financing activities	272	(7,409)
EFFECT OF EXCHANGE RATES ON CASH	(1,538)	(1,118)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,338	(1,049)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	30,665	26,175

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$34,003	$25,126

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

These unaudited, condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the Company’s financial position as of June 30, 2004, and the results of its operations and its cash flows for the periods presented.  All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

We re-evaluated our financial statement presentation of volume incentive payments made to our independent Distributors and Managers during the year ended December 31, 2003. These payments consist of (1) commissions paid for purchases made by the Distributors’ and Managers’ down-line organizations, and (2) rebates paid to Distributors and Managers for purchases of products for their own use or for resale.  In accordance with Emerging Issue Task Force Issue 01-9 (“EITF 01-9”), we determined it was appropriate to present the portion of volume incentive payments representing rebates as reductions to sales revenue rather than as operating expenses.  As a result, we have reclassified the appropriate amounts for all periods presented in this Form 10-Q, including all quarterly and segment data, by reducing sales revenue and volume incentives (operating expense) by equal amounts.  These reclassifications had no effect on operating income, net income, or earnings per basic or diluted common share.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2)                     RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51”  (“FIN

No. 46”).  FIN No. 46 addresses consolidation and reporting by business enterprises of variable interest entities.  All enterprises with variable interests in variable interest entities created after January 31, 2003 apply the provisions of FIN No. 46 to those entities immediately.  A public entity with a variable interest in a variable interest entity created before February 1, 2003 applies the provisions of FIN No. 46 to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  In addition, FIN No. 46R delayed the effective date for application of FIN No. 46 by public companies, until periods ending after March 15, 2004 for all types of variable interest entities other than special-purpose entities.  The adoption of FIN No. 46 did not have an effect on our results of operations, liquidity, or financial position.

(3)              INVENTORIES

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials	$8,699	$6,940
Work in process	1,100	914
Finished goods	22,210	18,674
	$32,009	$26,528

(4)                     DEFINITE-LIVED INTANGIBLE ASSETS

The composition of the Company’s definite-lived intangible assets is as follows:

	As of June 30, 2004			As of December 31, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Distributor Networks	$3,213	$1,306	$1,907	$3,213	$1,119	$2,094

As of June 30, 2004, the Company determined that none of its intangible assets are impaired. Amortization expense for intangible assets for the six months ended June 30, 2004 was $187.  Estimated amortization expense for the remainder of 2004 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2004 (remainder)	$150
2005	299
2006	299
2007	299
2008	299
Thereafter	561
$1,907

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

As of June 30, 2004, the Company had a total of 2,316 common stock options outstanding.  These options were granted at fair market value and have a weighted-average exercise price of $8.51 per share.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2004 and 2003.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2004
Basic EPS	$4,822	14,914	$0.32
Effect of stock options	—	614	(0.01)
Diluted EPS	$4,822	15,528	$0.31

Three Months Ended June 30, 2003
Basic EPS	$1,125	13,895	$0.08
Effect of stock options	—	248	—
Diluted EPS	$1,125	14,143	$0.08

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six Months Ended June 30, 2004
Basic EPS	$7,810	14,729	$0.53
Effect of stock options	—	529	(0.02)
Diluted EPS	$7,810	15,258	$0.51

Six Months Ended June 30, 2003
Basic EPS	$2,729	14,393	$0.19
Effect of stock options	—	222	—
Diluted EPS	$2,729	14,615	$0.19

For the three months ended June 30, 2004 and 2003, there were outstanding options to purchase 28 and 393 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.  For the six months ended June 30, 2004 and 2003, there were options to purchase 89 and 424 shares of common stock, respectively, that were not included in the computation of diluted EPS, as their effect would have been anti-dilutive.

(6)              EQUITY TRANSACTIONS

The Company has declared consecutive quarterly cash dividends since 1988. During the second quarter, the Company paid a dividend of 5 cents per common share on May 19, 2004 to shareholders of record on May 7, 2004.

Common shares held as treasury stock totaled 4,405 at June 30, 2004 compared to 5,267 at December 31, 2003. Common shares held as treasury stock decreased as a result of common shares issued from treasury stock for the exercise of stock options.

(7)         OPERATING LINE OF CREDIT

The Company has an operating line of credit with an interest rate equal to LIBOR plus 1.5 percent, which provides for borrowings of up to $15,000.  Borrowings under this line of credit may be used to repurchase shares of the Company’s outstanding common stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures, and related costs.  The Company amended the terms of the line of credit during the second quarter to extend the maturity date to July 1, 2006.  The line of credit had an original maturity of July 1, 2004.  There were no outstanding borrowings under this line of credit at June 30, 2004. The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of June 30, 2004, the Company was in compliance with these covenants.

(8)     ACCUMULATED OTHER COMPREHENSIVE LOSS

The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains On Available-For- Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2003	$(18,428)	$169	$(18,259)
Period Change	(1,892)	(73)	(1,965)
Balance as of June 30, 2004	$(20,320)	$96	$(20,224)

(9)         STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans for employees and directors under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2004 and 2003.  Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

		Three Months Ended June 30,
		2004	2003
Net Income	As reported	$4,822	$1,125
	Stock option expense, net of related tax effects	(132)	(58)
	Pro forma	$4,690	$1,067

Basic Net Income Per Share	As reported	$0.32	$0.08
	Stock option expense, net of related tax effects	(0.01)	(0.00)
	Pro forma	$0.31	$0.08

Diluted Net Income Per Share	As reported	$0.31	$0.08
	Stock option expense, net of related tax effects	(0.01)	(0.00)
	Pro forma	$0.30	$0.08

		Six Months Ended June 30,
		2004	2003
Net Income	As reported	$7,810	$2,729
	Stock option expense, net of related tax effects	(200)	(113)
	Pro forma	$7,610	$2,616

Basic Net Income Per Share	As reported	$0.53	$0.19
	Stock option expense, net of related tax effects	(0.01)	(0.01)
	Pro forma	$0.52	$0.18

Diluted Net Income Per Share	As reported	$0.51	$0.19
	Stock option expense, net of related tax effects	(0.01)	(0.01)
	Pro forma	$0.50	$0.18

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

Operating segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(As Restated, See Note 1)		(As Restated, See Note 1)
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$34,471	$36,822	$70,449	$73,817
International:
Latin America	13,663	12,982	27,625	24,711
Asia Pacific	2,748	4,268	6,158	9,109
Other	9,882	7,733	20,264	15,193
	60,764	61,805	124,496	122,830
Synergy Worldwide:	18,823	1,787	31,987	3,425
	79,587	63,592	156,483	126,255
Operating Expenses:
Nature’s Sunshine Products:
United States	32,533	34,744	67,429	69,412
International:
Latin America	12,330	11,632	24,886	22,360
Asia Pacific	4,324	5,368	8,710	11,299
Other	8,258	6,822	17,308	13,881
	57,445	58,566	118,333	116,952
Synergy Worldwide:	17,369	2,294	29,773	4,356
	74,814	60,860	148,106	121,308
Operating Income (Loss):
Nature’s Sunshine Products:
United States	1,938	2,078	3,020	4,405
International:
Latin America	1,333	1,3501,745	2,739	2,351
Asia Pacific	(1,576)	(1,100)	(2,552)	(2,190)
Other	1,624	911	2,956	1,312
	3,319	3,239	6,163	5,878
Synergy Worldwide:	1,454	(507)	2,214	(931)
	4,773	2,732	8,377	4,947
Other Income (Expense), net	(128)	(1,228)	728	(935)
Income Before Provision for Income Taxes	$4,645	$1,504	$9,105	$4,012

Segment assets as of June 30, 2004 and December 31, 2003, are as follows:

	June 30, 2004	December 31, 2003
Assets:
Nature’s Sunshine Products:
United States	$89,978	$79,840
International:
Latin America	30,144	27,358
Asia Pacific	6,414	7,720
Other	5,773	4,737
	132,309	119,655
Synergy Worldwide:	8,469	5,903
Total Assets	$140,778	$125,558

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	(Dollar Amounts in Thousands) (Unaudited)
	(i)		(ii)
	Income and Expense Items as a Percent of Net sales		Three Months Ended June 30, 2004 to 2003
Income and	Three Months Ended June 30,		Amount of Increase	Percent of
Expense Items	2004	2003	(Decrease)	Change
Net sales	100.0%	100.0%	$15,995	25.2%

Cost of goods sold	17.8	20.3	1,290	10.0
Volume incentives	37.9	35.9	7,332	32.2
SG&A expenses	38.3	39.5	5,332	21.2
Total operating expenses	94.0	95.7	13,954	22.9
Operating income	6.0	4.3	2,041	74.7
Other income (expense), net	(0.2)	(1.9)	1,100	89.6
Income before provision for income taxes	5.8	2.4	3,141	208.8
Provision (benefit) for income taxes	(0.3)	0.6	(556)	(146.7)
Net income	6.1%	1.8%	$3,697	328.6%

The following table identifies for the six-month periods (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

	(Dollar Amounts in Thousands) (Unaudited)
	(i)		(ii)
	Income and Expense Items as a Percent of Net sales		Six Months Ended June 30, 2004 to 2003
Income and	Six Months Ended June 30,		Amount of Increase	Percent of
Expense Items	2004	2003	(Decrease)	Change
Net sales	100.0%	100.0%	$30,228	23.9%

Cost of goods sold	18.9	20.5	3,575	13.8
Volume incentives	38.1	36.0	14,198	31.3
SG&A expenses	37.6	39.6	9,025	18.1
Total operating expenses	94.6	96.1	26,798	22.1
Operating income	5.4	3.9	3,430	69.3
Other income (expense), net	0.4	(0.7)	1,663	177.9
Income before provision for income taxes	5.8	3.2	5,093	126.9
Provision for income taxes	0.8	1.0	12	0.9
Net income	5.0%	2.2%	$5,081	186.2%

Net Sales Revenue

Net sales revenue for the three months ended June 30, 2004, was $79.6 million compared to $63.6 million for the same period in the prior year, an increase of approximately 25.2 percent. Net sales revenue for the six months ended June 30, 2004, was $156.5 million compared to $126.3 million for the same period in the prior year, an increase of approximately 23.9 percent. The increase in net sales revenue for the three and six months ended June 30, 2004, primarily reflects higher net sales revenue in our Synergy Worldwide and international operations due to an increased number of distributors which resulted in an increased number of units sold.

United States net sales revenue for the second quarter totaled $34.5 million, compared with $36.8 million in the same period of the prior year, a decline of 6.4 percent. For the six months ended June 30, 2004, United States net sales revenue totaled $70.4 million, a decline of 4.6 percent from the same period in the prior year. Dominican Republic sales volumes, which are included in the United States net sales revenue, decreased significantly as a result of a 94 percent devaluation of the Dominican Republic peso. Year to date operating income totaled $3.0 million compared to $4.4 in the prior year.

Nature’s Sunshine’s international net sales revenue for the second quarter totaled $26.3 million, compared to $25.0 million in the same period of the prior year, an increase of 5.2 percent. For the first six months, international net sales revenue totaled $54.0 million, a 10.3 percent increase over the same period of the prior year. Second quarter performances were particularly strong in the Russian Federation, the United Kingdom and Ireland, Canada, Israel, Venezuela and Central America.

Net sales revenue in Latin America was $13.7 million and $27.6 million for the three and six months ended June 30, 2004, respectively, an increase of 5.2 percent and 11.8 percent, respectively, compared to the same periods in the prior year.  The increase in net sales revenue in our Latin American markets is primarily due to sales increases in Venezuela and Central America.

Net sales revenue in Asia Pacific was $2.7 million and $6.2 million for the three and six months ended June 30, 2004, respectively, a decrease of 35.6 percent and 32.4 percent, respectively, compared to the same periods in the prior year.  The net sales revenue decline experienced in our Asia Pacific markets is primarily the result of continued net sales revenue decreases experienced by South Korea due to increased competition.

Net sales revenue in our other markets was $9.9 million and $20.3 million for the three and six months ended June 30, 2004, respectively, an increase of 27.8 percent and 33.4 percent, respectively, compared to the same periods in the prior year.  The growth in net sales revenue experienced in our other markets is primarily due to the positive results of our operations in the Russian Federation as well as the United Kingdom.

Synergy Worldwide, which operates principally in Asia, is experiencing rapid growth this year. In the second quarter, net sales revenue totaled $18.8 million, compared with $1.8 million in the same period of the prior year, and for the six months ended June 30, 2004, net sales revenue totaled $32.0 million, up from $3.4 million in the same period of the prior year.

Our independent sales force consists of Managers and Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling our products may attain the rank of “Manager”.  Appointment as a Manager is dependent upon attaining certain volume levels and demonstrating leadership abilities.  The number of Managers as of June 30, 2004, was approximately 17,200 compared to approximately 15,150 as of December 31, 2003.   The number of Distributors at June 30, 2004, was approximately 614,000 compared to approximately 562,000 as of December 31, 2003.  Our Synergy division and Russian operations account for the majority of the increase in Managers and Distributors since December 31, 2003 due to favorable sales trends in recent months.

Cost of Goods Sold

For the three and six months ended June 30, 2004, cost of goods sold decreased slightly, as a percent of net sales revenue, compared to the same periods in the prior year primarily as a result of the increase in Synergy Worldwide net sales revenue where cost of goods sold are slightly lower.  We expect cost of goods sold to decrease slightly, as a percent of net sales revenue during the remainder of 2004 compared to the three and six months ended June 30, 2004 due to the price increase we implemented in the United States market effective April 1, 2004 and also due to the anticipated growth in net sales revenue from Synergy Worldwide.

Volume Incentives

Volume incentives are commissions paid to independent sales force members for reaching certain levels of net sales revenue performance and organizational development and are an integral part of our direct sales marketing program.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  For the three and six months ended June 30, 2004, volume incentives, as a percent of net sales, increased compared to the same periods in the prior year primarily as a result of the increase in the Synergy Worldwide net sales revenue where volume incentives are slightly higher. We expect volume incentives to increase slightly, as a percent of net sales, during the remainder of 2004 compared to the three and six months ended June 30, 2004 as a result of anticipated increases in net sales revenue from Synergy Worldwide.

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

Selling, General and Administrative

Selling, general and administrative expenses for the three and six months ended June 30, 2004, increased $5.3 million and $9.0 million, respectively, compared to the same periods of the prior year primarily as a result of increased selling, general and administrative expenses associated with the expansion of Synergy Worldwide. For the remaining quarters of 2004, we expect selling, general and administrative expenses, as a percent of net sales, to decrease as compared to the three and six months ended June 30, 2004, as a result of benefits from cost controls implemented during the quarter ended September 30, 2003, as well as continued growth in net sales revenue.

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2004, increased $1.1 million, and $1.7 million, respectively, compared to the same periods of the prior year primarily as a result of an impairment of an equity investment in HealtheTech Corporation of $1.8 million in the second quarter of 2003.

Income Tax

The effective income tax rate for the three and six months ended June 30, 2004, was approximately (4.0) percent and 14.2 percent, respectively.  During the second quarter of 2004 the Company completed a detailed income tax study of its foreign tax assets which resulted in a benefit of approximately $2.2 million, the majority of which was recognized in the second quarter of 2004.  The income tax rate in effect as of June 30, 2004 is not indicitive of the expected tax rate for the remainder of 2004.

Product Liability

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury.  As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, we have not been able to obtain product liability insurance covering such products. However, effective April 12, 2004, we complied with the U.S. Food and Drug Administration’s ban on the ingredient ephedra. During the year ended December 31, 2003, less than 2 percent of our products contained some amount of ephedrine alkaloids and kava.  On June 1, 2003, we established a wholly owned captive insurance company to provide us with product liability insurance coverage.  We have accrued an amount using the assistance of a third party actuary that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims.  However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our financial position, results of operations or liquidity.

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

Balance Sheet

Inventories

Inventories increased $5.5 million as of June 30, 2004, compared to December 31, 2003 as a result of additional inventory purchases to support the growth of our Synergy Worldwide division.

Accrued Liabilities

Accrued liabilities increased approximately $5.0 million as of June 30, 2004 compared to December 31, 2003, primarily as a result of the timing of incentive trip accruals associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased approximately $3.3 million as of June 30, 2004 compared to December 31, 2003. The increase in cash and cash equivalents is primarily the result of cash provided by operating activities of $9.1 million and proceeds of $6.8 million from the exercise of stock options.  These cash inflows were offset, in part by the payment of $5.0 million associated with our operating line of credit, $1.4 million for the purchase of long term investments and $3.5 million for the purchase of property, plant and equipment.

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

During 2002, the Company entered into an unsecured operating line of credit with an interest rate equal to LIBOR plus 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used to repurchase common shares of the Company’s outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures, and related costs.  The Company amended the terms of the line of credit during the second quarter to extend the maturity date to July 1, 2006.  The line of credit had an original maturity of July 1, 2004.  There were no outstanding borrowings under this line of credit at June 30, 2004. The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of June 30, 2004, the Company was in compliance with these covenants.

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

Foreign Currency Risk

During the six months ended June 30, 2004, approximately 55.0 percent of our revenue and 54.5 percent of our expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, and all sales and expenses are translated at average exchange rates for the reported periods.  Therefore, our operating results generally will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which net sales revenue exceeded $10.0 million during any of the previous two years.

	Six months ended June 30,
	2004	2003
Mexico	11.2	10.6
South Korea	1,166.9	1,203.4
Venezuela	1,845.0	1,636.7

Interest Rate Risk

We have investments included in cash and cash equivalents and long term investments, which by nature are subject to market risk.  At June 30, 2004, we had investments totaling $11.2 million that carried an average fixed interest rate of 4.9 percent.  Approximately $8.7 million of such investments were held as municipal obligations.  A hypothetical one percent change in interest rates would not have a material affect on our liquidity, financial position, or results of operations. Our remaining investments of $2.5 million are not subject to interest rate risk but by their nature are subject to market risk.

The Company’s line of credit carries a variable interest rate. As of June 30, 2004, the Company had no borrowings on this line. The Company does not hedge against changes in interest rates.  An increase in the effective interest rate of 1.0 percent would increase interest expense by $10,000 for every $1.0 million that the Company had outstanding on its line of credit for a full year.

Item 4.                     DISCLOSURE CONTROLS AND PROCEDURES

(a)                    Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)                    Changes in internal controls.  There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II  OTHER INFORMATION

Item 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company’s shareholders was held on May 28, 2004.  At this meeting, shareholders voted on the following matters (with the indicated tabulated results).

i.                              The election of two members of the Board of Directors to serve for full three-year terms expiring in 2007

Director	For	Against
Richard G. Hinckley	12,426,854	152,873
Eugene L. Hughes	11,360,615	1,219,112

Douglas Faggioli, Pauline Hughes Francis, and Kristine F. Hughes also serve as directors of the Company, and their terms of office continued after the Annual Meeting.  In addition, on June 2, 2004, the Board of Directors appointed Franz L. Cristiani to the Board of Directors for a term expiring in 2005.

ii.                           The ratification of the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

For	12,511,519
Against	41,896
Withheld	26,312

Item 6.                     EXHIBITS AND REPORTS ON FORM 8-K

a)            Exhibits

3.1	Amended and Restated Bylaws
31.1	Rule 13a – 14(a) and 15d – 14(a) Certification of Chief Executive Officer
31.2	Rule 13a – 14(a) and 15d – 14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b)                    Reports on Form 8-K

The Registrant filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

a.               On April 20, 2004, the Registrant furnished a Form 8-K under Items 7 and 12 with respect to its financial results for the first quarter ended March 31, 2004.

b.              On April 27, 2004, the Registrant filed a Form 8-K under Items 5 and 7 to report its quarterly cash dividend.

c.               On June 3, 2004, the Registrant filed a Form 8-K under Items 5 and 7 to report its appointment of Franz L. Cristiani to its Board of Directors on May 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: August 6, 2004	/s/ Douglas Faggioli
Douglas Faggioli, President & Chief Executive Officer

Date: August 6, 2004	/s/ Craig D. Huff
Craig D. Huff, Executive Vice President, Chief Financial
Officer & Treasurer