Form 10-Q
period 2004-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2004-11-09
CIK 275053

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004	Commission File Number 0-8707

NATURE’S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes  ☒   No  ☐

The number of shares of Common Stock, no par value, outstanding on November 7, 2004 was 15,390,269 shares.

When we refer in this Form 10-Q to the “Company,” “we,” “our,” and “us,” we mean Nature’s Sunshine Products, Inc., a Utah corporation, together with our subsidiaries.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2004

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,521	$30,665
Accounts receivable, net	6,920	5,567
Inventories, net	35,087	26,528
Deferred income tax assets	4,747	3,553
Prepaid expenses and other	13,261	9,723
Total current assets	99,536	76,036

PROPERTY, PLANT AND EQUIPMENT, net	33,874	32,318
LONG-TERM INVESTMENTS	7,554	6,416
DEFERRED TAX ASSETS LONG TERM	5,619	5,359
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,832	2,094
OTHER ASSETS	2,053	3,335
	$150,468	$125,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$5,000
Accounts payable	6,519	4,003
Accrued volume incentives	14,323	12,093
Accrued liabilities	24,993	18,009
Income taxes payable	8,561	6,879
Total current liabilities	54,396	45,984

DEFERRED COMPENSATION	2,010	2,232

SHAREHOLDERS’ EQUITY:
Common Stock, no par value; 20,000 shares authorized, 19,446 shares issued	19,904	25,437
Retained earnings	135,178	124,997
Treasury stock, at cost, 4,352 and 5,267 shares, respectively	(41,142)	(54,833)
Accumulated other comprehensive loss	(19,878)	(18,259)
Total shareholders’ equity	94,062	77,342
	$150,468	$125,558

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
		(As Restated, See Note 1)

NET SALES REVENUE (net of the rebate portion of volume incentives of $8,823 and $9,600, respectively)	$83,617	$63,470
COST AND EXPENSES:
Cost of goods sold	15,312	13,228
Volume incentives	33,363	23,503
Selling, general and administrative	28,160	27,787

OPERATING INCOME (LOSS)	6,782	(1,048)

OTHER INCOME (EXPENSE)
Interest income	94	110
Interest expense	(59)	(77)
Other income (expense), net	140	187
	175	220

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	6,957	(828)

PROVISION (BENEFIT) FOR INCOME TAXES	2,350	(264)

NET INCOME (LOSS)	4,607	(564)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	319	(57)
Net unrealized holding losses on marketable securities	(5)	(61)
Reclassification adjustment for net realized gains on marketable securities included in net income	32	5
	346	(113)

COMPREHENSIVE INCOME (LOSS)	$4,953	$(677)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.31	$(0.04)

WEIGHTED AVERAGE BASIC COMMON SHARES	15,076	13,930

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.29	$(0.04)

WEIGHTED AVERAGE DILUTED COMMON SHARES	15,654	13,930

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		(As Restated, See Note 1)
NET SALES REVENUE (net of the rebate portion of volume incentives of $27,930 and $28,697, respectively)	$240,100	$189,725
COST AND EXPENSES:
Cost of goods sold	44,813	39,154
Volume incentives	92,986	68,928
Selling, general and administrative	87,142	77,744

OPERATING INCOME	15,159	3,899

OTHER INCOME (EXPENSE)
Impairment of investment	—	(1,768)
Interest income	280	384
Interest expense	(73)	(207)
Other income, net	696	876
	903	(715)

INCOME BEFORE PROVISION FOR INCOME TAXES	16,062	3,184

PROVISION FOR INCOME TAXES	3,645	1,019

NET INCOME	12,417	2,165

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(1,573)	(1,175)
Net unrealized holding losses on marketable securities	(68)	(136)
Reclassification adjustment for net realized gains on marketable securities included in net income	22	338
	(1,619)	(973)

COMPREHENSIVE INCOME	$10,798	$1,192

BASIC NET INCOME PER COMMON SHARE	$0.84	$0.15

WEIGHTED AVERAGE BASIC COMMON SHARES	14,846	14,237

DILUTED NET INCOME PER COMMON SHARE	$0.81	$0.15

WEIGHTED AVERAGE DILUTED COMMON SHARES	15,395	14,411

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,417	$2,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,229	5,025
Tax benefit from stock option exercises	966	120
Gain on sale of property, plant and equipment	313	100
Deferred income taxes	(1,448)	(2,298)
Deferred compensation	(222)	561
Loss on impaired investments	—	1,768
Changes in assets and liabilities:
Accounts receivable, net	(1,403)	251
Inventories, net	(8,523)	224
Prepaid expenses and other assets	(2,891)	(4,793)
Accounts payable	2,532	782
Accrued volume incentives	2,170	1,952
Accrued liabilities	6,963	3,769
Income taxes payable	1,681	67
Net cash provided by operating activities	16,784	9,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,061)	(2,833)
Proceeds from sale (purchase) of investments	(1,176)	2,020
Payments received on long-term receivables	478	840
Proceeds from sale of property, plant and equipment	79	138
Net cash provided by (used) in investing activities	(6,680)	165
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from line of credit	(5,000)	4,500
Payment of cash dividends	(2,235)	(1,426)
Purchase of treasury stock	(17)	(11,796)
Proceeds from exercise of stock options	7,205	982
Net cash used in financing activities	(47)	(7,740)
EFFECT OF EXCHANGE RATES ON CASH	(1,201)	(1,174)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,856	944
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	30,665	26,175
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$39,521	$27,119

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

These unaudited, condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the Company’s financial position as of September 30, 2004, and the results of their operations and their cash flows for the periods presented.  All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

(3)                                 INVENTORIES

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials	$9,286	$6,940
Work in process	743	914
Finished goods	25,058	18,674
	$35,087	$26,528

(4)                                 DEFINITE-LIVED INTANGIBLE ASSETS

The composition of the Company’s definite-lived intangible assets is as follows:

	As of September 30, 2004			As of December 31, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Distributor Networks	$3,213	$1,381	$1,832	$3,213	$1,119	$2,094

As of September 30, 2004, the Company determined that none of its intangible assets are impaired. Amortization expense for intangible assets for the nine months ended September 30, 2004 was $262.  Estimated amortization expense for the remainder of 2004 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2004 (remainder)	$75
2005	299
2006	299
2007	299
2008	299
Thereafter	561
$1,832

(5)                                 NET INCOME PER COMMON SHARE

Basic net income per common share (“Basic EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of common stock equivalents that would have an anti-dilutive effect on net income per common share.  For periods in which the Company incurs losses, Diluted EPS does not assume the exercise or conversion of common stock equivalents.

As of September 30, 2004, the Company had a total of 2,228 common stock options outstanding.  These options were granted at fair market value and have a weighted-average exercise price of $8.53 per share.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2004 and 2003.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2004
Basic EPS	$4,607	15,076	$0.31
Effect of stock options	—	578	(0.02)
Diluted EPS	$4,607	15,654	$0.29

Three Months Ended September 30, 2003
Basic EPS	$(564)	13,930	$(0.04)
Effect of stock options	—	—	—
Diluted EPS	$(564)	13,930	$(0.04)

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine Months Ended September 30, 2004
Basic EPS	$12,417	14,846	$0.84
Effect of stock options	—	549	(0.03)
Diluted EPS	$12,417	15,395	$0.81

Nine Months Ended September 30, 2003
Basic EPS	$2,165	14,237	$0.15
Effect of stock options	—	174	—
Diluted EPS	$2,165	14,411	$0.15

For the three months ended September 30, 2004 and 2003, there were outstanding options to purchase 47 and 3,430 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.  For the nine months ended September 30, 2004 and 2003, there were options to purchase 36 and 497 shares of common stock, respectively, that were not included in the computation of diluted EPS, as their effect would have been anti-dilutive.

(6)                                 EQUITY TRANSACTIONS

The Company has declared consecutive quarterly cash dividends since 1988. During the third quarter, the Company paid a dividend of 5 cents per common share on August 19, 2004 to shareholders of record on August 9, 2004.

Common shares held as treasury stock totaled 4,352 at September 30, 2004 compared to 5,267 at December 31, 2003. Common shares held as treasury stock decreased as a result of common shares issued from treasury stock for the exercise of stock options.

(7)                                 OPERATING LINE OF CREDIT

The Company has an operating line of credit with an interest rate equal to LIBOR plus 1.5 percent, which provides for borrowings of up to $15,000.  Borrowings under this line of credit may be used to repurchase shares of the Company’s outstanding common stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures, and related costs.  The Company amended the terms of the line of credit during the second quarter to extend the maturity date to July 1, 2006.  The line of credit had an original maturity of July 1, 2004.  There were no outstanding borrowings under this line of credit at September 30, 2004. The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of September 30, 2004, the Company was in compliance with these covenants.

(8)                                 ACCUMULATED OTHER COMPREHENSIVE LOSS

The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains On Available-For- Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2003	$(18,428)	$169	$(18,259)
Period Change	(1,573)	(46)	(1,619)
Balance as of September 30, 2004	$(20,001)	$123	$(19,878)

(9)                                 STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans for employees and directors under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2004 and 2003.  Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company’s net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

		Three Months Ended September 30,
		2004	2003
Net Income (Loss)	As reported	$4,607	$(564)
	Stock option expense, net of related tax effects	(131)	(64)
	Pro forma	$4,476	$(628)

Basic Net Income (Loss)Per Share	As reported	$0.31	$(0.04)
	Stock option expense, net of related tax effects	(0.01)	(0.01)
	Pro forma	$0.30	$(0.05)

Diluted Net Income (Loss)Per Share	As reported	$0.29	$(0.04)
	Stock option expense, net of related tax effects	(0.00)	(0.01)
	Pro forma	$0.29	$(0.05)

		Nine Months Ended September 30,
		2004	2003
Net Income	As reported	$12,417	$2,165
	Stock option expense, net of related tax effects	(331)	(177)
	Pro forma	$12,086	$1,988

Basic Net Income Per Share	As reported	$0.84	$0.15
	Stock option expense, net of related tax effects	(0.03)	(0.01)
	Pro forma	$0.81	$0.14

Diluted Net Income Per Share	As reported	$0.81	$0.15
	Stock option expense, net of related tax effects	(0.02)	(0.01)
	Pro forma	$0.79	$0.14

(10)                          SEGMENT INFORMATION

The Company has three operating segments.  These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  The Company evaluates performance based on operating income.

The Company has three operating segments, which includes a United States segment, an international segment that operates under the Nature’s Sunshine Products name, and a third operating segment that operates under the Synergy Worldwide name.  The segments have similar business characteristics and each offers similar products through similar methods of distribution.  Inter-segment sales, eliminated in consolidation, are not material.  The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses. This information is used by the Chief Operating Decision Maker to assess the segments performance and in allocating the Company’s resources.   During the three-month period ended September 30, 2004, the Company changed the composition of its operating segments as a result of converting certain locations from Nature’s Sunshine to Synergy Operations and has restated the corresponding items of segment information for prior periods.

Operating segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(As Restated, See Note 1 and 10)		(As Restated, See Note 1 and 10)
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$32,886	$33,969	$103,336	$107,786
International	26,383	22,937	76,646	65,499
	59,269	56,906	179,982	173,285
Synergy Worldwide:	24,348	6,564	60,118	16,440
	83,617	63,470	240,100	189,725
Operating Expenses:
Nature’s Sunshine Products:
United States	30,843	33,870	98,273	103,282
International	23,521	23,287	69,450	63,728
	54,364	57,157	167,723	167,010
Synergy Worldwide:	22,471	7,361	57,218	18,816
	76,835	64,518	224,941	185,826
Operating Income (Loss):
Nature’s Sunshine Products:
United States	2,043	99	5,063	4,504
International	2,862	(350)	7,196	1,771
	4,905	(251)	12,259	6,275
Synergy Worldwide:	1,877	(797)	2,900	(2,376)
	6,782	(1,048)	15,159	3,899
Other Income (Expense), net	175	220	903	(715)
Income (Loss) Before Provision for Income Taxes	$6,957	$(828)	$16,062	$3,184

Segment assets as of September 30, 2004 and December 31, 2003, are as follows:

	September 30, 2004	December 31, 2003
		(As Restated, See Note 10)
Assets:
Nature’s Sunshine Products:
United States	$91,889	$79,840
International	40,302	34,368
	132,191	114,208
Synergy Worldwide:	18,277	11,350
Total Assets	$150,468	$125,558

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

(Dollar Amounts in Thousands)

(Unaudited)

			(ii)
	(i)		Three Months Ended
	Income and Expense		September 30,
	Items as a Percent of Net sales		2004 to 2003
	Three Months Ended		Amount of	Percent
Income and	September 30,		Increase	of
Expense Items	2004	2003	(Decrease)	Change
Net sales	100.0%	100.0%	$20,147	31.7%

Cost of goods sold	18.3	20.8	2,084	15.8
Volume incentives	39.9	37.0	9,860	42.0
SG&A expenses	33.7	43.9	373	1.3
Total operating expenses	91.9	101.7	12,317	19.1

Operating income	8.1	(1.7)	7,830	747.2

Other income (expense), net	0.2	0.4	(45)	(20.5)

Income before provision for income taxes	8.3	(1.3)	7,785	940.2
Provision (benefit) for income taxes	2.8	(0.4)	2,614	990.2
Net income	5.5%	(0.9)%	$5,171	916.8%

The following table identifies for the nine-month periods (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

(Dollar Amounts in Thousands)

(Unaudited)

			(ii)
	(i)		Nine Months Ended
	Income and Expense		September 30,
	Items as a Percent of Net sales		2004 to 2003
	Nine Months Ended		Amount of	Percent
Income and	September 30,		Increase	of
Expense Items	2004	2003	(Decrease)	Change
Net sales	100.0%	100.0%	$50,375	26.6%

Cost of goods sold	18.7	20.6	5,659	14.5
Volume incentives	38.7	36.3	24,058	34.9
SG&A expenses	36.3	41.0	9,398	12.1
Total operating expenses	93.7	97.9	39,115	21.1

Operating income	6.3	2.1	11,260	288.8

Other income (expense), net	0.4	(0.4)	1,618	226.3

Income before provision for income taxes	6.7	1.7	12,878	404.5
Provision for income taxes	1.5	0.6	2,626	257.7
Net income	5.2%	1.1%	$10,252	473.5%

Net Sales Revenue

Net sales revenue for the three months ended September 30, 2004, was $83.6 million compared to $63.5 million for the same period in the prior year, an increase of approximately 31.7 percent. Net sales revenue for the nine months ended September 30, 2004, was $240.1 million compared to $189.7 million for the same period in the prior year, an increase of approximately 26.6 percent. The increase in net sales revenue for the three and nine months ended September 30, 2004, primarily reflects higher net sales revenue in our Synergy Worldwide and international operations due to an increased number of distributors which resulted in an increased number of units sold.

United States net sales revenue for the third quarter totaled $32.9 million, compared with $34.0 million in the same period of the prior year, a decline of 3.2 percent. For the nine months ended September 30, 2004, United States net sales revenue totaled $103.3 million, a decline of 4.1 percent from the same period of the prior year. Net sales revenue in the United States, which includes sales revenue from the Dominican Republic, continues to be negatively impacted by the devaluation of the Dominican Republic peso. Year to date operating income in the United States totaled $5.1 million compared to $4.5 million in the prior year.

Nature’s Sunshine’s international net sales revenue for the third quarter totaled $26.4 million, compared to $22.9 million in the same period of the prior year, an increase of 15.0 percent. For the first nine months, international net sales revenue totaled $76.6 million, a 17.0 percent increase over the same period of the prior year. Third quarter performances were particularly strong in the Russian Federation, the United Kingdom and Ireland, Canada, Colombia and Central America. The increase in net sales revenue reflects the continued increase in distributors and managers in the Company’s international operations.  Year to date operating income for the Company’s international division totaled $7.2 million compared to $1.8 million for the prior year.

Synergy Worldwide, which operates principally in Asia, is experiencing continued rapid growth this year. In the third quarter, net sales revenue totaled $24.3 million, compared with $6.6 million in the same period of the prior year, and for the nine months ended September 30, 2004, net sales revenue totaled $60.1 million, up from $16.4 million in the same period of the prior year.  The increase in net sales revenue is a result of continued expansion of Synergy Worldwide into the Asian markets, particularly Japan. During the third quarter Synergy began operations in Australia and converted Nature’s Sunshine Singapore and Nature’s Sunshine Korea to Synergy Operations.  Year to date operating income for Synergy Worldwide totaled $2.9 million compared to an operating loss of $2.4 million for the prior year.

Our independent sales force consists of Managers and Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling our products may attain the rank of “Manager”.  Appointment as a Manager is dependent upon attaining certain volume levels and demonstrating leadership abilities.  The number of Managers as of September 30, 2004, was approximately 18,100 compared to approximately 15,150 as of December 31, 2003.   The number of Distributors at September 30, 2004, was approximately 652,000 compared to approximately 562,000 as of December 31, 2003.  Our Synergy division, Mexico and Russian operations account for the majority of the increase in Managers and Distributors since December 31, 2003 due to favorable sales trends in recent months.

Cost of Goods Sold

For the three and nine months ended September 30, 2004, cost of goods sold decreased slightly, as a percent of net sales revenue, compared to the same periods in the prior year primarily as a result of the increase in Synergy Worldwide net sales revenue where cost of goods sold are slightly lower.  We expect cost of goods sold to decrease slightly, as a percent of net sales revenue during the remainder of 2004 compared to the three and nine months ended September 30, 2004 due to the price increase we implemented in the United States market effective April 1, 2004 and also due to the anticipated growth in net sales revenue from Synergy Worldwide.

Volume Incentives

Volume incentives are commissions paid to independent sales force members for reaching certain levels of net sales revenue performance and organizational development and are an integral part of our direct sales marketing program.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  For the three and nine months ended September 30, 2004, volume incentives, as a percent of net sales, increased compared to the same periods in the prior year primarily as a result of the increase in the Synergy Worldwide net sales revenue where volume incentives are slightly higher. We expect volume incentives to increase slightly, as a percent of net sales, during the remainder of 2004 compared to the three and nine months ended September 30, 2004 as a result of anticipated increases in net sales revenue from Synergy Worldwide.

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

Selling, General and Administrative

Selling, general and administrative expenses for the three and nine months ended September 30, 2004, increased $0.4 million and $9.4 million, respectively, compared to the same periods of the prior year primarily as a result of increased selling, general and administrative expenses associated with the expansion of Synergy Worldwide. For the remaining quarters of 2004, we expect selling, general and administrative expenses, as a percent of net sales, to decrease as compared to the three and nine months ended September 30, 2004, as a result of benefits from cost controls implemented during the quarter ended September 30, 2003, as well as continued growth in net sales revenue.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2004, increased $1.6 million compared to the same period of the prior year primarily as a result of an impairment of an equity investment in HealtheTech Corporation of $1.8 million in the second quarter of 2003.

Income Tax

The effective income tax rate for the three and nine months ended September 30, 2004, was approximately 33.8 percent and 22.7 percent, respectively.  During the second quarter of 2004 the Company completed a detailed income tax study of its foreign tax assets which resulted in a benefit of approximately $2.2 million, the majority of which was recognized in the second quarter of 2004.  The income tax rate in effect as of September 30, 2004 is not indicative of the expected income tax rate for the remainder of 2004.

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

Balance Sheet

Inventories

Inventories increased $8.6 million as of September 30, 2004, compared to December 31, 2003 as a result of additional inventory purchases to support the growth of our Synergy Worldwide division.

Accrued Liabilities

Accrued liabilities increased approximately $7.0 million as of September 30, 2004 compared to December 31, 2003, primarily as a result of the timing of incentive trip accruals associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions as well as accruals associated with employee compensation in accordance with the Company’s compensation program.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased approximately $8.9 million as of September 30, 2004 compared to December 31, 2003. The increase in cash and cash equivalents is primarily the result of cash provided by operating activities of $16.8 million and proceeds of $7.2 million from the exercise of stock options.  These cash inflows were offset, in part by the payment of $5.0 million associated with our operating line of credit, $1.2 million for the purchase of long term investments, $2.2 million for the payment of cash dividends, and $6.1 million for the purchase of property, plant and equipment.

During 2002, the Company entered into an unsecured operating line of credit with an interest rate equal to LIBOR plus 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used to repurchase common shares of the Company’s outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures, and related costs.  The Company amended the terms of the line of credit during the second quarter to extend the maturity date to July 1, 2006.  The line of credit had an original maturity of July 1, 2004.  There were no outstanding borrowings under this line of credit at September 30, 2004. The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of September 30, 2004, the Company was in compliance with these covenants.

On October 27, 2004, the Company commenced a Dutch auction tender offer for up to 1,000,000 shares of its common stock, at a price not greater than $16.50 nor less than $14.20 per share.  The tender offer will expire at Midnight on November 24, 2004 unless the Company extends the tender offer.  Assuming the Company purchases the maximum of 1,000,000 shares that it is obligated to purchase pursuant to the offer at a purchase price of $16.50 per share, the Company expects the aggregate cost of such purchase to be approximately $16,885,000, including estimated fees and expenses of approximately $385,000.  The tender offer is expected to be funded with available cash and borrowings under the Company’s $15 million unsecured line of credit.  The Company does not expect the tender offer to affect its capital expenditures.

The complete terms and conditions of the Dutch auction tender offer are contained in an Offer to Purchase and Letter of Transmittal, which are filed as exhibits (a)(1) and (a)(2) to a Tender Offer Statement on Schedule TO that was filed by the Company on October 27, 2004, which is available free of charge by accessing the Securities and Exchange Commission site on the World Wide Web at www.sec.gov.

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

Foreign Currency Risk

During the nine months ended September 30, 2004, approximately 57.0 percent of our revenue and 56.3 percent of our expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, and all sales and expenses are translated at average exchange rates for the reported periods.  Therefore, our operating results generally will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which net sales revenue exceeded $10.0 million during any of the previous two years.

	Nine months ended September 30,
	2004	2003
Mexico	11.3	10.7
South Korea	1,162.8	1,194.7
Venezuela	1,869.2	1,623.4

Interest Rate Risk

We have investments included in cash and cash equivalents and long term investments, which by nature are subject to market risk.  At September 30, 2004, we had investments totaling $11.0 million.  Approximately $8.6 million of such investments were held as municipal obligations and carried a fixed rate of interest.  Of the $8.6 million held as municipal obligation, $5.2 million mature over a one to five year period and carry an average fixed rate of 4.9 percent.  A hypothetical one percent change in interest rates would not have a material affect on our liquidity, financial position, or results of operations. Our remaining investments of $2.4 million are not subject to interest rate risk but by their nature are subject to market risk.

The Company’s line of credit carries a variable interest rate. As of September 30, 2004, the Company had no borrowings on this line. The Company does not hedge against changes in interest rates.  An increase in the effective interest rate of 1.0 percent would increase interest expense by $10,000 for every $1.0 million that the Company had outstanding on its line of credit for a full year.

Item 4.           DISCLOSURE CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)          Changes in internal controls.  In preparation for the Company’s first management report on internal controls over financial reporting, which will be included in ther Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company has effected a number of enhancements in its internal controls over financial reporting..

PART II OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

We are a defendant in various lawsuits which are incidental to our business.  After consultation with legal counsel, we believe that the ultimate disposition of these matters will not have a material adverse effect upon our consolidated results of operations, financial position, or liquidity.

Item 6.           EXHIBITS

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

NATURE’S SUNSHINE PRODUCTS, INC.

Date: November 9, 2004	/s/ Douglas Faggioli
Douglas Faggioli, President & Chief Executive Officer

Date: November 9, 2004	/s/ Craig D. Huff
Craig D. Huff, Executive Vice President, Chief Financial Officer & Treasurer