Form 10-K
period 2004-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2005-03-16
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2004	0-8707

NATURE’S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

75 East 1700 South

Provo, Utah  84606

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004 was approximately $146,317,737 based on the closing price of $14.24 as reported on the NASDAQ Market on such date and using the definition of beneficial ownership contained in Rule 16a-1(a)(2) promulgated to the Securities Exchange Act of 1934.

The number of shares of Common Stock, no par value, outstanding on March 11, 2005 was 15,052,961 shares.

Documents Incorporated by Reference:

Proxy Statement for the May 27, 2005 Annual Meeting of Shareholders (Part III of this Report).

PART I

Item 1. Business

The Company

Nature’s Sunshine Products, Inc., founded in 1972 and incorporated in Utah in 1976, and its subsidiaries (sometimes hereinafter referred to collectively as “we”, “our” or the “Company”), are primarily engaged in the manufacturing and marketing of nutritional and personal care products.  The Company sells its products worldwide to a sales force of independent Distributors who use the products themselves or resell them to other Distributors or consumers.

Our operations are conducted in the United States as well as in certain other countries.  The Company’s subsidiaries are located in Mexico, Central America, Canada, Venezuela, Dominican Republic, Japan, Ecuador, the United Kingdom, Colombia, Peru, Israel, and Brazil. We export our products to several other countries, including Argentina, Australia, Chile, New Zealand, Norway and the Russian Federation.

We also sell our products through a separate division, Synergy Worldwide.  Synergy Worldwide sells products in Japan, the United States, South Korea, Singapore, Thailand, Taiwan, and Australia.

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

Financial Information by Business Segment

We are principally engaged in one line of business; namely, the manufacturing and marketing of nutritional and personal care products.  The Company has two operating business segments that operate under the Nature’s Sunshine Products name and are based on geographic operations: a United States segment and an international segment.  The Company’s third operating business segment operates under the Synergy Worldwide name.  The segments have similar business characteristics and each offers similar products through similar methods of distribution. Information by business segment for each of our last three fiscal years for sales revenue and operating income, and information by business segment as of the end of our last two fiscal years for identifiable assets, are set forth in Note 14 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

Products and Manufacturing

Our line of over 700 products includes herbal products, vitamins and mineral supplements, personal care, nutritional drinks, and miscellaneous other products.  We purchase herbs and other raw materials in bulk and, after quality control testing, formulate, encapsulate, tablet or concentrate, and package them for shipment.  Most of our products are manufactured at our facility in Spanish Fork, Utah.  Contract manufacturers produce some of the personal care and miscellaneous other products for us in accordance with our specifications and standards.  We have implemented stringent quality control procedures to verify that the contract manufacturers have complied with our specifications and standards.  Our product lines are described below.

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

Personal Care Products

We manufacture or contract with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste, and skin cleanser.

Other Products

We manufacture or contract with independent manufacturers to supply a variety of other products, including a variety of different nutritional drinks, homeopathic products, and powders.

Distribution and Marketing

Our independent distributors market our products to consumers through direct-selling techniques as well as sponsor other distributors.  We seek to motivate and provide incentives to our independent distributors through a combination of high quality products, product support, financial benefits, sales conventions, travel programs, and a variety of training seminars.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Columbus, Ohio; Dallas, Texas; and Atlanta, Georgia.  Each international operation maintains warehouse facilities with inventory to supply its customers.

Demand for our products is created from approximately 665,000 active distributors at December 31, 2004, which include approximately 223,000 in the United States.  A person who wishes to join our independent sales force begins as a “Distributor”.  An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor.  Each Distributor is required to renew his/her distributorship on a yearly basis; approximately 20 percent renew annually.  Many Distributors sell our products on a part-time basis to friends or associates or consume the products themselves.  A Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status.  Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities.  Managers numbered approximately 18,400 at December 31, 2004, including approximately 6,000 in the United States.  Managers resell the products they purchase from the Company to Distributors within their sales group, to consumers, or use the products themselves. Historically, approximately 60 percent of Distributors appointed as Managers have continued to maintain that status.

In the United States, we generally sell our products on a cash or credit card basis.  From time to time, our United States operation extends short-term credit associated with product promotions.  For certain of our international operations, we use independent distribution centers and offer credit terms consistent with industry standards within each respective country.

We pay sales commissions (“Volume Incentives”) to our Managers and Distributors based upon the amount of sales group product purchases.  A portion of these volume incentives are paid as rebates for purchases made by Managers and Distributors of products for their own use or for resale and a portion of these volume incentives are commissions for purchases made by their down-line Distributors. Reference is made to Item 8 herein for “Volume Incentives” paid by us for the years ended December 31, 2004, 2003, and 2002.  In addition, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, sales conventions, and travel.

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

Inventories

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

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and which sell brands that are, through advertising and promotions, better known to consumers.  We compete in the nutritional and personal care industry against companies which sell through retail stores as well as against other direct selling companies.  For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, discount stores, etc.  In addition to competition with these manufacturers and retailers, we compete for product sales and independent Distributors with many other direct sales companies, including Shaklee, NuSkin, Usana, and Amway.  The principal competitors in the encapsulated and tableted herbal products market include Nature’s Way, Nutraceuticals, and NBTY.  We believe that the principal components of competition in the direct sales marketing of nutritional and personal care products are quality, price, and brand recognition.  In addition, the recruitment, training, travel, and financial incentives for the independent sales force are important factors.

Research and Development

We conduct research and development activities at our manufacturing facility located in Spanish Fork, Utah.  Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products.  The amount, excluding capital expenditures, spent on research and development activities was approximately $1.7 million, $2.1 million, and $2.2 million in 2004, 2003, and 2002, respectively.  During the three years in the period ended December 31, 2004, we did not contract for any third-party research and development.

Compliance with Environmental Laws and Regulations

The nature of our business has not required any material capital expenditures to comply with federal, state, or local provisions enacted or adopted regulating the discharge of materials into the environment.  No material expenditures to meet such provisions are anticipated.  Such regulatory provisions have not had any material effect upon our results of operations or competitive position.

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

Our products are also regulated by the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”), and the Environmental Protection Agency (“EPA”).  Our activities, including our multi-level distribution activities, are also regulated by various agencies of the states, localities, and foreign countries in which our products are sold.

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local, or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations.  We can neither predict the nature of such future laws, regulations, interpretations, or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business.  They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation.  Any or all such requirements could have a material adverse effect on our business prospects, results of operations, liquidity, and financial position.

Employees

The number of individuals employed by us as of December 31, 2004, was 1,069.  We believe that our relations with our employees are satisfactory.

International Operations

Our sales of nutritional and personal care products are established internationally in Japan, Mexico, Central America, Canada, Venezuela, South Korea, Dominican Republic, Ecuador, the United Kingdom, Colombia, Thailand, Peru, Singapore, Israel, Brazil, Taiwan, and Australia. We also export our products to numerous other countries, including Argentina, Australia, Chile,
New Zealand, Norway, and the Russian Federation.  Information by business segment for each of our last three fiscal years for sales revenue and operating income, and information by business segment as of our last two fiscal years for identifiable assets attributable to the Nature’s Sunshine United States, Nature’s Sunshine International, and Synergy Worldwide business segments are set forth in Note 14 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

Our international operations are conducted in a manner comparable with those conducted in the United States; however, in order to conform to local variations, economic realities, market customs, consumer habits, and regulatory environments, differences may exist in the products and in the distribution and marketing programs.

Our international operations are subject to many of the same risks faced by the United States operations, including competition and the strength of the local economy.  In addition, international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments.  The importance of these risks increases as our international operations continue to expand.

Item 2. Properties

Our corporate offices are located in two adjacent office buildings in Provo, Utah.  The facilities consist of approximately 63,000 square feet and are leased from an unaffiliated third party through lease agreements, which expire in as early as two years but are renewable upon expiration.

Our principal warehousing and manufacturing facilities are housed in a building consisting of approximately 265,000 square feet owned by us and located on approximately ten acres in Spanish Fork, Utah.  During 2002, we completed an expansion of our manufacturing facility at a total cost of approximately $14 million.

We own approximately 60,000 square feet of office and warehouse space in Mexico and approximately 10,800 square feet of office space in Venezuela.

We lease properties used primarily as distribution warehouses located in Columbus, Ohio; Dallas, Texas and Atlanta, Georgia, as well as offices and distribution warehouses in Japan, Mexico, Central America, Canada, Venezuela, South Korea, Dominican Republic, Ecuador, the United Kingdom, Colombia, Thailand, Peru, Singapore, Israel, Brazil, Taiwan, and Australia.  We believe these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs.  During 2004, 2003, and 2002, we spent approximately $4.6 million, $3.6 million, and $4.0 million, respectively, for all of our leased facilities.

Item 3.  Legal Proceedings

We are a defendant in various lawsuits that are incidental to our business.  We believe, after consultation with legal counsel, that any liability resulting from these matters will not have a material effect upon our business prospects, results of operations, liquidity, or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is traded on the NASDAQ National Market System (symbol NATR).  The information in the table below reflects the actual high and low sales prices of our stock in 2004 and 2003.

	Market Prices			Market Prices
2004	High	Low	2003	High	Low
First Quarter	$14.99	$8.25	First Quarter	$9.99	$6.65
Second Quarter	15.69	12.45	Second Quarter	10.89	7.50
Third Quarter	16.00	13.00	Third Quarter	9.19	7.10
Fourth Quarter	21.36	13.76	Fourth Quarter	9.03	7.61

There were approximately 1,266 shareholders of record as of March 14, 2005.  During 2004 and 2003, the Company paid quarterly cash dividends of $0.05 cents and $0.033 cents per common share, respectively.  On February 24, 2005, the Company declared a cash dividend of $0.05 cents per common share to shareholders of record on March 9, 2005. The Company expects to continue to pay cash dividends in the future.

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2004	—		—	—	—

November 1 to November 30, 2004	—		—	—	—

December 1 to December 31, 2004	1,000,000	(1)	$16.50	1,000,000	—

Total	1,000,000		$16.50	1,000,000	—

(1)       On October 26, 2004, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock through a Dutch Auction tender offer, which commenced on October 27, 2004 and expired on November 24, 2004.  Pursuant to the Dutch Auction tender offer, we repurchased 1,000,000 shares at a price of $16.50 per share on December 3, 2004.

Item 6. Selected Financial Data

(Dollar and Share Amounts in Thousands, Except for Per Share Information)

Income Statement Data

	Net Sales Revenue	Cost of Goods Sold	Volume Incentives	Selling, General and Administrative	Operating Income	Income Before Income Taxes	Net Income
2004	$331,063	$62,693	$127,985	$118,731	$21,654	$22,961	$17,078
2003	260,151	51,927	93,910	106,608	7,706	7,232	5,099
2002	261,574	53,317	92,926	103,663	11,668	10,696	7,064
2001	279,075	57,659	98,665	98,853	23,898	25,333	16,659
2000	275,578	55,448	98,078	95,424	26,628	27,920	17,131

Balance Sheet Data

	Working Capital	Current Ratio	Inventories	Property, Plant and Equipment, Net	Total Assets	Long-Term Debt	Shareholders’ Equity
2004	$40,694	1.79:1	$36,713	$34,731	$145,076	$—	$91,219
2003	30,052	1.65:1	26,528	32,318	125,558	—	77,342
2002	34,105	1.92:1	26,460	34,621	123,834	—	83,900
2001	40,561	2.24:1	26,834	35,294	131,428	—	95,798
2000	43,570	2.48:1	26,043	25,293	118,447	—	84,884

Common Share Summary

	Cash Dividend Per Share	Basic Net Income Per Share	Diluted Net Income Per Share	Basic Weighted Average Shares	Diluted Weighted Average Shares
2004	$0.20	$1.14	$1.10	14,917	15,478
2003	0.133	0.36	0.36	14,181	14,336
2002	0.133	0.45	0.43	15,844	16,496
2001	0.133	1.02	0.99	16,283	16,851
2000	0.133	1.02	1.02	16,830	16,875

Other Information

	Number of Managers	Square Footage of Property in Use	Number of Employees
2004	18,374	921,677	1,069
2003	15,151	806,343	1,037
2002	14,000	863,688	1,037
2001	16,190	866,219	1,109
2000	16,081	719,884	1,080

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

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2004, was $331.1 million compared to $260.2 million in 2003, an increase of approximately 27.3 percent. Net sales revenue decreased approximately 0.5 percent in 2003 compared to $261.6 million in 2002.  During 2004, the increase in net sales revenue is primarily due to continued growth in the Company’s international business segment as well as expansion of the Company’s Synergy Worldwide business segment, which operates primarily in Asia.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 18,400, 15,200, and 14,000 at December 31, 2004, 2003, and 2002, respectively. Active Distributors totaled approximately 665,000, 562,000, and 509,000 at December 31, 2004, 2003, and 2002, respectively.  We anticipate the number of active Distributors to increase as we expand our existing operations, enter new international markets, and as current Distributors grow their businesses.

Net sales revenue related to the United States business segment operations decreased approximately 0.5 percent in 2004 to $142.8 million compared to $143.6 million in 2003.  Net sales revenue decreased 3.1 percent, compared to $148.1 million in 2002.  Price increases of 2.0 percent in our United States market went into effect in 2004 and 1.0 percent in 2003.  A price increase of approximately 1.0 percent, primarily associated with increased raw material costs, is scheduled to become effective on April 1, 2005.  Management believes this price increase in the Company’s United States market will be acceptable to its sales force and will result in increased net sales revenue.

International net sales revenue increased to $104.6 million in 2004 compared to $89.6 million in 2003, an increase of approximately 16.7 percent.  Net sales revenue increased approximately 4.7 percent in 2003 compared to $85.6 million in 2002.  The increase in international net sales revenue in 2004 and 2003 is primarily the result of continued growth in our operations in the Russian Federation, Venezuela, Canada, and Mexico. Price increases are planned in various international markets to compensate for foreign currency devaluations and increases in the cost of finished products.  Management believes the price increases will be acceptable to its sales force and will result in increased net sales revenue.

Synergy Worldwide net sales revenue increased to $83.6 million in 2004 compared to $26.9 million in 2003, an increase of approximately 210.5 percent. During the fourth quarter 2004, the Company changed its distribution method to its distributors in the Japanese market.  Prior to the fourth quarter 2004, the Synergy Worldwide segment shipped its products directly from the United States to its Japanese Distributors through a personal import program.  During the fourth quarter 2004, the Synergy Worldwide segment established a subsidiary in Japan and began shipping the majority of its products to its Japanese distributors directly from its warehouse in Japan. The result of this conversion was a decrease in the amount of revenue recognized by the Company due to the decrease in shipping and handling fees charged by the Company to its Japanese distributors under its personal import program. Net sales revenue decreased approximately 3.5 percent in 2003 compared to $27.9 million in 2002.  The increase in net sales revenue in 2004 is primarily the result of growth in Synergy Worldwide’s Japanese operations. The decrease in net sales revenue in 2003 as compared to 2002 is primarily the result of decreases in Synergy Worldwide’s operations in South Korea as a result of increased competition.  Further information related to the United States, International and Synergy Worldwide business segments is set forth in the Note 14 of Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

Costs and Expenses

Our costs and expenses, which include cost of goods sold, the commission portion of volume incentives, and selling, general and administrative, are identified as a percent of net sales revenue in the table below:

Year ended December 31	2004	2003	2002
Cost of goods sold	18.9%	20.0%	20.4%
Volume incentives	38.7	36.1	35.5
Selling, general and administrative	35.9	41.0	39.6
	93.5%	97.0%	95.5%

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased in 2004 and 2003 compared to 2002 primarily as a result of (1) decreased importation costs in several of our international operations, (2) increased efficiency gained from our expanded manufacturing facility, and (3) increased net sales revenue in our Synergy Worldwide operations where costs of goods sold are lower as a percent of net sales revenue.  Management believes that cost of goods sold as a percent of net sales revenue will remain relatively constant during 2005 as compared to 2004.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives as a percent of net sales revenue increased slightly during 2004 as compared to 2003 and 2002, primarily as a result of the increased sales revenue in our Synergy Worldwide business segment where volume incentives are slightly higher than in the United States and our other international operations.

As required by EITF 01-9, we have presented $37.1 million, $39.1 million, and $39.2 million in volume incentive rebates as a reduction in revenue for 2004, 2003, and 2002, respectively. As a result, volume incentive expense is lower by those same amounts in each respective year. This presentation has no impact on operating income, net income, or earnings per basic or diluted common share.

Management expects volume incentives as a percent of net sales revenue to increase slightly during 2005 as compared to 2004 due to increased sales levels in our Synergy Worldwide business segment where volume incentives are slightly higher.

Selling, General and Administrative

Selling, general and administrative expenses increased $12.1 million in 2004 compared to 2003 as a result of expenses related to the Synergy Worldwide business segment expansion. In 2003, selling, general and administrative expenses increased $2.9 million as compared to 2002, primarily as a result of expenses incurred to restructure several of our operations and consolidate various employee functions.  Approximately $2.2 million of the increase in 2003 was related to (1) cost cutting programs designed to eliminate and consolidate various management and employee functions and realign programs and market strategies, and (2) increased expenses in our Synergy Worldwide business segment.  Selling, general and administrative expenses as a percent of net sales revenue decreased to 35.9 percent in 2004 compared to 41.0 percent in 2003 and 39.6 percent in 2002.  This category includes costs for research and development, distribution, and incentive programs such as our conventions.

We believe that selling, general and administrative expenses as a percent of net sales revenue will decrease during 2005 as compared to 2004 due to continued cost containment measures and increased net sales revenue.  In our international and Synergy Worldwide business segments, reductions in selling, general and administrative expenses are planned in our South Korea, Japan, and Brazil operations.

Income Taxes

The effective income tax rate was 25.6 percent for 2004, compared to 29.5 percent for 2003, and 34.0 percent for 2002.  The decrease in the effective income tax rate was primarily due to a detailed income tax study of its foreign tax assets which resulted in a benefit of approximately $2.2 million.  The income tax rate in 2004 is not indicative of the effective tax rate for 2005.

Product Liability

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury.  As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, we have not been able to obtain product liability insurance covering such products.  As of April 12, 2004, we complied with the U.S. Food and Drug Administration’s ban on the ingredient ephedra. When we discontinued the use of ephedrine alkaloids, less than 2 percent of our products contained some amount of ephedrine alkaloids.  We carry insurance in the types and amounts we consider reasonably adequate to cover the risks associated with our business. On June 1, 2003, we established a wholly owned captive insurance company to provide us with product liability insurance coverage.  We have accrued an amount using the assistance of a third-party actuary that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims.  However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations, or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004, we generated cash from operating activities of $18.1 million compared to $17.3 million in 2003.  The increase in cash generated from operating activities was primarily due to an increase in net income and accrued liabilities offset, in part, by an increase in inventory.

Capital expenditures were $8.1 million, $3.7 million, and $6.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.  The high level of capital expenditures in 2004 was primarily due to the expansion of our Synergy Worldwide business segment.  Capital expenditures were primarily for equipment, computer systems and software, office furniture, and leasehold improvements made to enhance existing operations as well as the expansion of international markets.

On October 27, 2004, we commenced a Dutch Auction tender offer for up to 1,000,000 shares of our common stock, at a price not greater than $16.50 nor less than $14.20 per share.  The tender offer expired at midnight on November 24, 2004. A total of approximately 1,482,617 shares of common stock were properly tendered and not withdrawn at or below $16.50 per share.  We purchased an aggregate of 1,000,000 shares of common stock at a purchase price of $16.50 per share.  The resulting proration factor for the tender offer was approximately 67.42%. The tender offer was funded with available cash and borrowings under our $15 million unsecured line of credit.

During 2002, we entered into an operating line of credit agreement providing for borrowings of up to $15.0 million.  The proceeds from this line of credit may be used to repurchase common shares of our outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures, and related costs.  As of December 31, 2004, we had an outstanding balance of $7.5 million on this line of credit.  Proceeds from the line of credit were used to purchase approximately 1,000,000 shares of our stock under a Board-authorized Dutch Auction tender offer. We amended the terms of the line of credit during the second quarter of 2004 to extend the maturity date to July 1, 2006.  The line of credit had an original maturity of July 1, 2004.  As of December 31, 2004, we are in compliance with all financial covenants.  We intend to pay off the line of credit during 2005 using cash generated from operating activities. Additional information with respect to this line of credit is set forth in Note 7 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

We have certain commitments related to operating leases as set forth in Note 13 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report.

We believe that our working capital requirements can be met through our available cash and cash equivalents and cash generated from operating activities for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for our products could adversely affect our long-term liquidity.  In the event of a significant decrease in cash provided by our operating activities, we might need to obtain additional external sources of funding.  We currently maintain an operating line of credit allowing for borrowings of up to $15.0 million of which $7.5 million has been borrowed as of December 31, 2004.  The proceeds from this line of credit may be used to repurchase common shares, as well as to fund working capital requirements. The line of credit contains other terms and conditions as well as affirmative and negative financial covenants. As of December 31, 2004 we were in compliance with these covenants.

We do not currently maintain a long-term credit facility or any other external sources of long-term funding; however, we believe that such funding could be obtained on competitive terms in the event additional sources of funds become necessary.

The following table summarizes information about contractual obligations as of December 31, 2004:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit	$7,500	$7,500	$—	$—	$—
Operating leases	11,791	4,116	4,825	2,454	396
Total contractual obligations	$19,291	$11,616	$4,830	$2,454	$396

Key Accounting Policies

Our accounting policies are more fully described in the Note 1 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Report. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Revenue Recognition

We recognize sales revenue when products are shipped and title passes to our independent Distributors.  For most product sales, the sales price is received in the form of cash or credit card payment, which accompanies or precedes the shipment of the product.  Sales revenue is recorded net of the rebate portion of volume incentives. Further information related to volume incentives is set forth in Note 1 of the Notes to Consolidated Financial Statements appearing in Item 8 of the report. As products are shipped, persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed, and collectibility is reasonably assured. A reserve for product returns, which reduces revenue, is accrued based on historical experience.  From time to time, our United States business segment extends short-term credit associated with product promotions.  For certain of our international operations, we offer credit terms consistent with industry standards within the country of operation.  Amounts received for unshipped merchandise are not recognized as revenue but rather they are recorded as customer deposits and are included in accrued liabilities.

Volume Incentives Accrual

We accrue for expenses for volume incentives associated with our net sales revenue. Volume incentives are a significant part of our direct sales marketing program and represent payments made to our independent Distributors and Managers.  As required by EITF 01-9, we record rebates as a reduction in revenue.  As a result, volume incentive expense is reduced by the corresponding amounts each year. We specifically analyze volume incentives based on historical and current sales trends when evaluating the adequacy of the accrued volume incentives.

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

Incentive Trip Accrual

We accrue for expenses for incentive trips associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded. We have accrued convention and meeting costs of approximately $4.3 million and $4.0 million at December 31, 2004 and 2003, respectively.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after June 15, 2005 (third quarter 2005 for us). SFAS No. 123R requires us to recognize the cost of employee services received in exchange for our equity instruments. Currently, in accordance with APB Opinion 25, we record the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, we will be required to measure compensation expense over the stock options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. We have determined that we will use the Black-Scholes option-pricing model to calculate the fair value of our options. As allowed by SFAS No. 123R, we can elect either Modified Prospective Application, which applies SFAS No. 123R to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply SFAS No. 123R to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. We are currently evaluating which method of application will be used. Note 1 of the Notes to Consolidated Financial Statements illustrates the effects on net income and earnings per share if we had adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model. Management does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We conduct business in several countries and intend to continue to expand our international operations.  Net sales revenue, operating income, and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks associated with changes in social, political, and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations as well as, to a lesser extent, changes in United States laws and regulations relating to international trade and investment.

Foreign Currency Risk

During the year ended December 31, 2004, approximately 56.9 percent of our net sales revenue and approximately 56.5 percent of our expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered the functional currency, and all revenues and expenses are translated at average exchange rates for the periods reported.  Therefore, reported sales and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading, or speculating on foreign exchange rate fluctuations.

The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the currencies in which sales revenue exceeded $10.0 million during any of the years presented.

Year ended December 31	2004	2003	2002
Canada	1.3	1.4	1.6
Japan	108.1	115.8	125.5
Mexico	11.3	10.8	9.6
South Korea	1,144.2	1,190.5	1,245.3
Venezuela	1,880.9	1,615.5	1,106.2

During 2004 and 2003 Venezuela experienced a significant devaluation in the Bolivar, which adversely affected the results of operations.  Continued devaluation could adversely affect the results of operations in future periods.

During the first quarter of 2004, management determined based on the three year cumulative inflation rate that the Dominican Republic is highly inflationary and will be accounted for in accordance with FAS 52.  We believe that this change in functional currency will not have a material effect upon our results of operations, liquidity or financial position.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk.  This is accomplished by purchasing investment grade securities; substantially all of which either mature within the next 12 months or have characteristics of marketable securities.  At December 31, 2004, we had investments of $8.3 million of which $4.7 million were municipal obligations, which carry an average fixed interest rate of 5.07 percent and mature over a 5-year period. A hypothetical 1 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of Nature’s Sunshine Products, Inc.:

The management of Nature’s Sunshine Products, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act, rules 13a-15(f). The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Nature’s Sunshine Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nature’s Sunshine Products, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nature’s Sunshine Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Nature’s Sunshine Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

KMPG LLP

Salt Lake City, Utah
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.:

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. (a Utah corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of Nature’s Sunshine Korea, Ltd., a wholly owned subsidiary, for the year ended December 31, 2002, which financial statements reflect net sales revenues constituting 8 percent of the related 2002 consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nature’s Sunshine Korea, Ltd. for the year then ended, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nature’s Sunshine Products, Inc. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KMPG LLP

Salt Lake City, Utah
March 14, 2005

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts In Thousands, Except Per Share Information)

Year Ended December 31	2004	2003	2002
Net Sales Revenue (net of the rebate portion of volume incentives of $37,103, $39,056, and $39,249, respectively)	$331,063	$260,151	$261,574
Costs and Expenses:
Cost of goods sold	62,693	51,927	53,317
Volume incentives	127,985	93,910	92,926
Selling, general and administrative	118,731	106,608	103,663
	309,409	252,445	249,906
Operating Income	21,654	7,706	11,668
Other Income (Expense):
Interest and other income	568	1,518	1,090
Impairment of investments	—	(1,768)	(3,000)
Interest expense	(104)	(268)	(39)
Foreign exchange gains	843	44	977
	1,307	(474)	(972)
Income Before Provision for Income Taxes	22,961	7,232	10,696
Provision for Income Taxes	(5,883)	(2,133)	(3,632)
Net Income	17,078	5,099	7,064
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	81	(1,150)	(4,120)
Net unrealized losses on marketable securities	(18)	(58)	(861)
Reclassification adjustment for net realized (gains) losses on marketable securities included in net income	(27)	279	1,459
	36	(929)	(3,522)
Comprehensive Income	$17,114	$4,170	$3,542

Basic Net Income Per Common Share	$1.14	$0.36	$0.45
Diluted Net Income Per Common Share	$1.10	$0.36	$0.43

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts In Thousands)

As of December 31	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$36,206	$30,665
Accounts receivable, net of allowance for doubtful accounts of $1,862 and $2,138, respectively	6,540	5,567
Inventories, net	36,713	26,528
Deferred income tax assets	4,525	3,553
Prepaid expenses and other	8,522	9,723
Total current assets	92,506	76,036
Property, plant and equipment, net	34,731	32,318
Long-term investments	7,746	6,416
Definite-lived intangible assets, net	1,757	2,094
Deferred income tax asset, net	5,734	5,359
Other assets	2,602	3,335
	$145,076	$125,558
Liabilities and Shareholders’ Equity
Current Liabilities:
Line of credit	$7,500	$5,000
Accounts payable	4,509	4,003
Accrued volume incentives	14,662	12,093
Accrued liabilities	20,665	18,009
Income taxes payable	4,476	6,879
Total current liabilities	51,812	45,984
Deferred compensation	2,045	2,232
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock, no par value; 20,000 shares authorized, 19,446 shares issued	21,692	25,437
Retained earnings	139,074	124,997
Treasury stock, at cost, 4,571 and 5,267 shares, respectively	(51,324)	(54,833)
Accumulated other comprehensive loss	(18,223)	(18,259)
Total shareholders’ equity	91,219	77,342
	$145,076	$125,558

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts In Thousands)

Year Ended December 31	2004	2003	2002
Common Stock:
Balance at beginning of year	$25,437	$31,332	$36,308
Tax benefit related to exercise of stock options	3,337	189	628
Issuance of 1,698, 373, and 397 shares of treasury stock, respectively	(7,082)	(6,084)	(5,604)
Balance at end of year	21,692	25,437	31,332
Retained Earnings:
Balance at beginning of year	124,997	121,789	116,836
Net income	17,078	5,099	7,064
Cash dividends	(3,001)	(1,891)	(2,111)
Balance at end of year	139,074	124,997	121,789
Treasury Stock:
Balance at beginning of year	(54,833)	(51,891)	(43,538)
Purchase of 1,002, 1,326, and 1,532 shares of common stock, respectively	(16,999)	(11,796)	(16,877)
Issuance of 1,698, 373, and 397 shares of treasury stock, respectively	20,508	8,854	8,524
Balance at end of year	(51,324)	(54,833)	(51,891)
Accumulated Other Comprehensive Loss:
Balance at beginning of year	(18,259)	(17,330)	(13,808)
Other comprehensive income(loss)	36	(929)	(3,522)
Balance at end of year	(18,223)	(18,259)	(17,330)
Total Shareholders’ Equity	$91,219	$77,342	$83,900

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts In Thousands)

Increase (Decrease) in Cash and Cash Equivalents

Year Ended December 31	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,078	$5,099	$7,064
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in allowance for doubtful accounts	(276)	415	1,682
Depreciation and amortization	5,728	6,388	8,298
Tax benefit from stock option exercise	3,337	189	628
Loss on sale of property and equipment	311	203	117
Deferred income taxes	(1,252)	(3,265)	(4,953)
Deferred compensation	(187)	747	(140)
Loss on impaired investment	—	1,808	3,000
Changes in assets and liabilities:
Accounts receivable	(599)	(549)	(602)
Inventories	(9,798)	165	374
Prepaid expenses and other	1,541	(3,189)	2,233
Accounts payable	457	956	(1,835)
Accrued volume incentives	2,312	2,133	(2,163)
Accrued liabilities	2,405	4,235	1,835
Income taxes payable	(2,978)	1,959	913
Net cash provided by operating activities	18,079	17,294	16,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,124)	(3,702)	(6,076)
Proceeds from sale of investments	4,753	5,084	780
Purchase of investments	(6,128)	(2,699)	(598)
(Purchase) sale of other assets	829	(351)	(113)
Payments received on long-term receivables, net	624	1,663	526
Proceeds from sale of property and equipment	126	161	127
Net cash provided by (used in) investing activities	(7,920)	156	(5,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	2,500	(500)	5,500
Purchase of treasury stock	(16,999)	(11,796)	(16,877)
Payments of cash dividends	(3,001)	(1,891)	(2,111)
Proceeds from exercise of stock options	13,422	2,743	2,894
Net cash used in financing activities	(4,078)	(11,444)	(10,594)
Effect of Exchange Rates on Cash and Cash Equivalents	(540)	(1,516)	(4,116)
Net Increase (Decrease) in Cash and Cash Equivalents	5,541	4,490	(3,613)
Cash and Cash Equivalents at Beginning of the Year	30,665	26,175	29,788
Cash and Cash Equivalents at End of the Year	$36,206	$30,665	$26,175

Year Ended December 31	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,706	$4,519	$4,659
Cash paid for interest	75	262	39
Supplemental disclosure of non-cash investing and financing activities:
Disposition of assets in exchange for note receivable	$—	$—	$83

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share information)

NOTE 1: NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Nature’s Sunshine Products, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) are primarily engaged in the manufacturing and marketing of herbal products, vitamin and mineral supplements, personal care, and miscellaneous other products.  Nature’s Sunshine Products, Inc. is a Utah corporation headquartered in Provo, Utah. The Company sells its products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

The Company markets its products in the United States, South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Central America, Colombia, Dominican Republic, Ecuador, Peru, the United Kingdom, Israel, Taiwan, Thailand, Singapore and Australia. The Company also exports its products to several other countries, including Argentina, Australia, Chile, New Zealand, Norway, and the Russian Federation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of Nature’s Sunshine Products, Inc. and its subsidiaries.  At December 31, 2004 and 2003, all of the Company’s subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes.  Due to inherent uncertainty, actual results could differ from these estimates and those differences could have a material affect on the Company’s financial position and results of operations.

The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its evaluation of impairment of long-lived assets as well as those used in the determination of liabilities related to Distributor and Manager incentives and in the determination of income tax assets and liabilities.  In addition, significant estimates form the basis for allowances with respect to the collection of accounts receivable, inventory valuations and certain benefits provided to employees. Various assumptions and other factors enter in to the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account historical experience and current and expected economic conditions. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  The amount of short-term investments classified as cash equivalents total $488 and $3,845 at December 31, 2004 and 2003, respectively.  The majority of the Company’s cash deposits exceed the United States federally insured limit and a significant portion of the cash balances are located in countries that do not have government insured accounts.

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

Investments

The Company’s investments, which are categorized as available-for-sale securities, are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss) in shareholders’ equity.  Unrealized losses on available-for-sale securities that are determined to be other than temporary are included in the determination of net income in the period that determination is made.  The cost of the securities sold is based on the specific identification method.  Realized gains and losses on sales of available-for-sale securities are included in interest and other income.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, trade and notes receivable, long-term investments, trade payables, and debt instruments. The carrying values of these financial instruments approximate their fair values.  The estimated fair values have been determined using appropriate market information and valuation methodologies.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  Estimated useful lives for buildings and improvements range from 20 to 30 years, and equipment, furniture and fixtures range from 3 to 10 years.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets.  Maintenance and repairs are expensed as incurred, and major improvements are capitalized.  Gains or losses on sales or retirements are included in interest and other income in the consolidated statement of income.

Intangible Assets

Intangible assets consist of acquired distributor networks associated with the acquisition of Synergy Worldwide, Inc. (“Synergy”).  Definite-lived intangible assets are being amortized using the straight-line method over a period of ten years. Intangible assets, net of accumulated amortization, totaled $1,757 and $2,094 at December 31, 2004 and 2003, respectively.  Accumulated amortization totaled $1,456 and $1,119 at December 31, 2004 and 2003, respectively (see Note 5).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable.  An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. At December 31, 2004, the Company did not consider any of its long-lived assets to be impaired.

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

There were no countries considered to have a highly inflationary economy during 2004, 2003, and 2002.  However, the Company has determined that during the first quarter of 2005 the Dominican Republic will become highly inflationary.  The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar.  The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of income and comprehensive income.

Revenue Recognition

For sales transactions in the United States, the Company generally receives its product sales price in the form of cash or credit card accompanying the orders from independent Distributors and Managers. From time to time, the Company’s United States operation extends short-term credit associated with product promotions.  For certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within each respective country.  Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectibility is reasonably assured, the amount is fixed and determinable, title and risk of loss have passed, and the merchandise has been shipped. Amounts received for unshipped merchandise are recorded as deferred revenue and are included in accrued liabilities. Cash payments of volume incentives related to product orders are made in the month following the sale.

The Company accounts for payments made to its Distributors and Managers in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.  In accordance with EITF 01-9, payments to Distributors and Managers for sales incentives or rebates are recorded as a reduction of revenue.

The Company accounts for shipping and handling fees in accordance with EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”  Under EITF 00-10 guidelines, amounts billed to a customer for shipping and handling are classified as revenue.  Shipping and handling revenues of approximately $14,877, $8,309, and $6,883 were classified as net sales revenue for the years ended December 31, 2004, 2003, and 2002, respectively.  The corresponding shipping and handling expenses are classified in selling, general and administrative expenses and approximated the amounts classified as net sales revenue.

Selling Expenses

Independent Distributors and Managers may earn Company-paid attendance at conventions as well as other travel awards by achieving the required levels of product purchases within a specified qualification period.  Convention costs and other travel expenses are accrued over the qualification period as they are earned.  Accordingly, the Company has accrued convention costs of approximately $4,346, $3,992, and $3,753 at December 31, 2004, 2003, and 2002, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $1,700, $2,100, and $2,192 in 2004, 2003, and 2002, respectively.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
December 31, 2004
Basic EPS	$17,078	14,917	$1.14
Effect of options	—	561
Diluted EPS	$17,078	15,478	$1.10
December 31, 2003
Basic EPS	$5,099	14,181	$0.36
Effect of options	—	155
Diluted EPS	$5,099	14,336	$0.36
December 31, 2002
Basic EPS	$7,064	15,844	$0.45
Effect of options	—	652
Diluted EPS	$7,064	16,496	$0.43

At December 31, 2004, 2003, and 2002, there were outstanding options to purchase 34, 494, and 250 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the options’ exercise prices were greater than the average market price of the common shares during the year.

Stock Options

The Company accounts for employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying consolidated statements of income for the years ended December 31, 2004, 2003, and 2002.  Had compensation costs been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per common share would have been reduced to the following pro forma amounts:

Year ended December 31		2004	2003	2002
Net Income	As reported	$17,078	$5,099	$7,064
	Stock option expense	(445)	(249)	(870)
	Pro forma	16,633	4,850	6,194

Basic Earnings Per Share	As reported	$1.14	$0.36	$0.45
	Stock option expense	(0.02)	(0.02)	(0.06)
	Pro forma	1.12	0.34	0.39

Diluted Earnings Per Share	As reported	$1.10	$0.36	$0.43
	Stock option expense	(0.03)	(0.02)	(0.05)
	Pro forma	1.07	0.34	0.38

The weighted average fair value of options granted was $12.29, $8.57, and $11.89 for 2004, 2003, and 2002, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions used for grants: risk-free interest rate of 3.3 percent in 2004, 2003, and 2002 with an expected life of 5 years. The expected dividend yield was approximately 1.6 percent in 2004 and 1.4 percent in 2003 and 2002, respectively.  The expected volatility was 52 percent, 61 percent, and 61 percent in 2004, 2003, and 2002, respectively.  The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change, the estimated fair value amounts could be significantly different.

Reclassifications

Certain reclassifications have been made in the prior years’ consolidated financial statements to conform to the current year presentation.  During the years ended December 31, 2003 and 2002, we reclassified to Sales Revenue $1,943 and $2,089, respectively, of membership fees that were previously recorded as a decrease to selling, general and administrative expenses.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after June 15, 2005 (third quarter 2005 for the Company). SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No.123R, the Company will be required to measure compensation expense over the stock options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies SFAS No. 123R to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply SFAS No. 123R to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company is currently evaluating which method of application will be used.   Management does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.

NOTE 2: DISPOSITIONS

On August 1, 2002, the Company sold the assets of Comercializadora Nature’s Sunshine Chile LTDA., a wholly owned subsidiary of Nature’s Sunshine Products, Inc. with operations in Chile, for an $83 note receivable.  The $83 note receivable for the assets sold under the terms of the agreement is due over a two-year period and bears interest at a rate of 5.0 percent, which represented a market rate of interest at the origination date of the note. The assets sold are collateral for the note receivable.

NOTE 3: INVENTORIES

The composition of inventories is as follows:

As of December 31	2004	2003
Raw materials	$8,705	$6,940
Work in process	694	914
Finished goods	27,314	18,674
	$36,713	$26,528

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows:

As of December 31	2004	2003
Buildings and improvements	$28,092	$27,101
Machinery and equipment	20,975	19,156
Furniture and fixtures	22,451	18,752
	71,518	65,009
Accumulated depreciation and amortization	(38,019)	(33,921)
Land	1,232	1,230
	$34,731	$32,318

NOTE 5: INTANGIBLE ASSETS

In connection with the adoption of SFAS No. 142 in 2002, the Company reassessed the useful lives and classification of its intangible assets.  The Company determined that $3,213 of previously identified goodwill should be classified as an acquired distributor network and should continue to be amortized over a 10-year period using the straight-line method.  The Company has determined that none of its intangible assets are impaired.

The Company’s acquired distributor networks consist of the following:

	As of December 31, 2004			As of December 31, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Distributor Networks	$3,213	$1,456	$1,757	$3,213	$1,119	$2,094

Amortization expense for intangible assets for the years ended December 31, 2004, 2003, and 2002 was $337, $953, and $1,759, respectively.  Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

Estimated Amortization Expense
2005	$299
2006	299
2007	299
2008	299
2009	299
Thereafter	262
$1,757

NOTE 6: INVESTMENTS

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Municipal obligations	$487	$1	$—	$488
Total cash equivalents	487	1	—	488
Long-term investments:
Municipal obligations	4,667	90	(16)	4,741
U.S. Government Securities Fund	606	—	—	606
Equity securities	211	140	—	351
Total long-term investments	5,484	230	(16)	5,698

As of December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Municipal obligations	$3,844	$1	$—	$3,845
Total cash equivalents	3,844	1	—	3,845
Long-term investments:
Municipal obligations	3,697	158	—	3,855
Equity securities	212	116	—	328
Total long-term investments	3,909	274	—	4,183

Contractual maturities of municipal obligations fair value at December 31, 2004, are as follows:

Mature after one year through five years	$3,461
Mature after five years	1,280
Total long-term investments	$4,741

During 2004, 2003, and 2002, the proceeds from the sales of available-for-sale securities were $485, $198, and $780, respectively.  The gross realized gains on sales of available-for-sale securities were $28, $152, and $69 for the years ended December 31, 2004, 2003, and 2002, respectively.  The gross realized losses on the sales of available-for-sale securities were $0, $98, and $71 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company’s long-term and short-term trading securities portfolio totaled $2,113 and $2,424 at December 31, 2004 and 2003, respectively, and generated income of $23 and losses of $1,378, respectively.

As of December 31, 2004, the Company had unrealized losses of $16 in its municipal obligations investments.  These losses are due to the interest rate sensitivity of these investments.

For the purposes of determining realized gains or losses on the sale of available-for-sale securities, the Company determines the cost of the securities sold using the specific identification method.

NOTE 7: LINE OF CREDIT

The Company has an operating line of credit with an interest rate equal to LIBOR (2.75 percent as of December 31, 2004) plus 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used for working capital, capital expenditures, and other related costs.  The line of credit is unsecured and matures July 1, 2006. However, the Company intends to pay off the line of credit during 2005 and therefore it has been classified as current.  The outstanding borrowings under this line of credit at December 31, 2004 totaled $7,500.  The weighted average amount of borrowings outstanding on this line of credit during 2004 and 2003 was $1,170 and $8,250, respectively.  The weighted average interest rate for 2004 and 2003 was 3.64 percent and 3.18 percent, respectively.  The line of credit contains other terms and conditions as well as affirmative and negative financial covenants. As of December 31, 2004, the Company was in compliance with these covenants.

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS

The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2001	$(13,158)	$(650)	$(13,808)
Period Change	(4,120)	598	(3,522)
Balance as of December 31, 2002	(17,278)	(52)	(17,330)
Period Change	(1,150)	221	(929)
Balance as of December 31, 2003	(18,428)	169	(18,259)
Period Change	81	(45)	36
Balance as of December 31, 2004	$(18,347)	$124	$(18,223)

NOTE 9: INCOME TAXES

The domestic and foreign components of income (loss) before provision for income taxes are as follows:

Year Ended December 31	2004	2003	2002
Domestic	$11,022	$(5,026)	$(2,263)
Foreign	11,939	12,258	12,959
Total	22,961	$7,232	$10,696

The provision for income taxes consists of the following:

Year Ended December 31	2004	2003	2002
Current:
Federal	$2,811	$2,500	$799
State	252	249	472
Foreign	4,169	3,374	5,402
	7,232	6,123	6,673
Deferred:
Federal	$(346)	(4,098)	(1,954)
State	(50)	(50)	12
Foreign	(953)	158	(1,099)
	(1,349)	(3,990)	(3,041)
Total provision for income taxes	$5,883	$2,133	$3,632

The income tax benefits associated with employee exercises of options under the nonqualified stock option plan decreased the income taxes payable by $3,337, $189, and $628 in 2004, 2003, and 2002, respectively.  These benefits were recorded as a direct increase to common stock.

The provision for income taxes, as a percentage of income before provision for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31	2004	2003	2002
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	2.5	(2.5)	(0.8)
Net effect of foreign taxes	(11.4)	1.2	4.3
Valuation allowance change related to operations	—	(3.3)	1.4
Write-off of subsidiary investments	—	—	(5.3)
Other	(0.5)	(0.9)	(0.6)
Effective income tax rate	25.6%	29.5%	34.0%

The significant components of the deferred income tax assets and liabilities are as follows:

Year Ended December 31	2004	2003
Deferred income tax assets:
Inventory	$1,092	$1,064
Accrued liabilities	2,393	1,841
Impaired investments	1,517	1,454
State income taxes	65	87
Foreign taxes	5,724	4,888
AMT carry forward	106	201
Deferred compensation	773	918
Amortization of intangibles	678	629
Bad debts	899	1,230
Net operating losses	2,843	2,442
Valuation allowance	(3,607)	(3,350)
Other	720	(155)
Total deferred income tax assets	13,203	11,249
Deferred income tax liabilities:
Accelerated depreciation	(2,109)	(1,515)
Other	(835)	(823)
Total deferred income tax liabilities	(2,944)	(2,338)
Net deferred income tax assets	$10,259	$8,911

Management has provided a valuation allowance of $3,607 and $3,350 for 2004 and 2003, respectively, for certain international subsidiaries deferred income tax assets for which management does not believe it is more likely than not that they will be realized in accordance with SFAS No. 109.  During 2004, the Company reviewed its foreign tax positions and increased its valuation allowances by approximately $257.

At December 31, 2004, the Company had available net operating losses for foreign income tax purposes of $7,428.  Generally, the tax net operating losses will expire at various dates from 2005 through 2011.  The Company has approximately $5,724 of foreign tax credits, which begin to expire in 2012.

NOTE 10: CAPITAL TRANSACTIONS

Treasury Stock

During 2004, the Company recorded a $17.0 million increase to treasury stock upon the completion of a Dutch Auction tender offer by repurchasing 1,000 shares of outstanding stock.  The Dutch Auction tender was open to all shareholders of the Company including employees.  Employees were required to tender outstanding shares and be at risk consistent with all shareholders; therefore, no compensation cost was recorded for shares repurchased from employees.

During 2004, 2003, and 2002, the Company repurchased 1,002, 1,326, and 1,532 shares of common stock for a total of $16,999, $11,796, and $16,877, respectively. As of December 31, 2004, the Company has no current Board authorization to purchase additional common shares on the open market.

Stock Options

The Company maintains a stock option plan, which provides for the granting or awarding of certain nonqualified stock options to officers, directors and other employees.  The term, not to exceed 10 years, and the vesting and exercise period of each stock option awarded under the plan are determined by the Company’s Board of Directors.  All grants were made at the quoted fair market value of the stock at the date of grant.  At December 31, 2004, the Company had approximately 106 shares available to be granted under the plan.  At December 31, 2004, the Company had reserved 1,463 treasury shares to accommodate the exercise of outstanding options.

Stock option activity for 2004, 2003, and 2002 consisted of the following:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2001	3,823	$8.04
Issued	130	11.89
Forfeited or canceled	(30)	8.89
Exercised	(395)	7.33
Options outstanding at December 31, 2002	3,528	8.26
Issued	66	8.57
Forfeited or canceled	(113)	10.72
Exercised	(370)	7.41
Options outstanding at December 31, 2003	3,111	8.28
Issued	95	12.29
Forfeited or canceled	(45)	8.96
Exercised	(1,698)	7.91
Options outstanding at December 31, 2004	1,463	$8.94

Shares related to the exercise of stock options were issued from treasury stock during 2004, 2003, and 2002.  Options for 1,281, 2,915, and 2,952 shares of common stock with weighted average exercise prices of $8.85, $8.19, and $8.12, were exercisable on December 31, 2004, 2003, and 2002, respectively.

The following table summarizes information about options outstanding and options exercisable at December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Shares Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Shares Exercisable	Weight-Avg. Exercise Price Per Share
$6.50 to $9.95	1,183	1.9 years	$7.96	1,023	$7.88
$10.00 to $16.88	280	4.1 years	13.08	258	12.71
$6.50 to $16.88	1,463	2.3 years	8.94	1,281	8.85

NOTE 11: EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan, which qualifies under Section 401(k) of the Internal Revenue Code.  The Company makes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee’s compensation.  The Company’s contributions to the plan vest after a period of three years.  During 2004, 2003, and 2002, the Company contributed to the plan approximately $863, $902, and $894, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees.  Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes).  The deferrals become an obligation owed to the participant by the Company under the plan.  At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan.  The plan is not qualified under Section 401 of the Internal Revenue Code.  Upon separation of the participant from the service of the Company, the obligation owed to the participant under the plan will be paid over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out).  At December 31, 2004 and 2003, the amounts payable under the plan are valued at the fair market value of the related assets and total $2,045 and $2,232, respectively.

Management and Employee Bonus Plan

The Company has a bonus plan that provides for participants to receive payments based upon the achievement of specified annual increases in net sales revenue and operating income as set by the Board of Directors as well as individual objectives. The expense related to the bonus plan was approximately $6,076, $2,364, and $2,277 for 2004, 2003, and 2002, respectively, these amounts were accrued as liabilities in the respective year-end consolidated balance sheets. All United States employees as well as key international employees participate in the bonus plan.

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

NOTE 13: COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalatory payments using the straight-line method. The Company incurred expenses of approximately $4,766, $3,754, and $4,044 in connection with operating leases during 2004, 2003, and 2002, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2004, were as follows:

Year Ending December 31
2005	$4,116
2006	2,784
2007	2,041
2008	1,411
2009	1,043
Thereafter	396
$11,791

The Company is a defendant in various lawsuits which are incidental to the Company’s business. Management, after consultation with legal counsel, believes that any liability as a result of these matters will not have a material adverse effect upon the Company’s business prospects, results of operations, liquidity, or financial position.

Similar to other manufacturers and distributors of products that are ingested, the Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury.  As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, the Company has not been able to obtain product liability insurance covering such products.  Effective April 12, 2004, the Company complied with the U.S. Food and Drug Administration’s ban on the ingredient ephedra. The Company carries insurance in the types and amounts it considers reasonably adequate to cover the risks associated with its business. On June 1, 2003, the Company established a wholly owned captive insurance company to provide it with product liability insurance coverage.  The Company has accrued an amount that it believes is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on the Company’s history of such claims.  However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on the Company’s business prospects, financial position, results of operations, or liquidity.

The Company self-insures for certain employee medical and product liabilities. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported.  Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded.

NOTE 14: OPERATING BUSINESS SEGMENT AND INTERNATIONAL OPERATION INFORMATION

The Company has three operating business segments.  These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on operating income (loss).

The Company has two operating business segments based on geographic operations that include a United States segment and an international segment that operate under the Nature’s Sunshine Products name.  The Company’s third operating segment operates under the Synergy Worldwide name.  The segments have similar business characteristics and each offers similar products through similar methods of distribution as described in Note 1.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.  Inter-segment sales, eliminated in consolidation, are not material. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

During the year ended December 31, 2004, the Company changed the composition of its operating segments as a result of converting certain locations from Nature’s Sunshine to Synergy Worldwide operations and has restated the corresponding items of segment information from prior periods.

Operating business segment information for the years ended December 31, 2004, 2003, and 2002 is as follows:

Year Ended December 31	2004	2003	2002
Sales Revenue:

Nature’s Sunshine Products:
United States	$142,780	$143,567	$148,084
International	104,633	89,641	85,579
	247,413	233,208	233,663
Synergy Worldwide	83,650	26,943	27,911
	331,063	260,151	261,574
Operating Expenses:
Nature’s Sunshine Products:
United States	134,683	136,177	138,681
International	94,254	86,496	82,364
	228,937	222,673	221,045
Synergy Worldwide	80,472	29,772	28,861
	309,409	252,445	249,906
Operating Income (Loss):
Nature’s Sunshine Products:
United States	8,097	7,390	9,403
International	10,379	3,145	3,215
	18,476	10,535	12,618
Synergy Worldwide	3,178	(2,829)	(950)
	21,654	7,706	11,668
Unallocated Amounts
Other Income (Expense)	1,307	(474)	(972)
Income Before Provision for Income Taxes	$22,961	$7,232	$10,696

Year Ended December 31	2004	2003	2002
Capital Expenditures:
Nature’s Sunshine Products:
United States	$3,587	$2,436	$4,274
International	1,096	836	1,229
	4,683	3,272	5,503
Synergy Worldwide	3,441	430	573
	$8,124	$3,702	$6,076
Depreciation and Amortization:
Nature’s Sunshine Products:
United States	$3,728	$4,244	$4,608
International	1,025	1,183	2,680
	4,753	5,427	7,288
Synergy Worldwide	975	961	1,010
	$5,728	$6,388	$8,298

As of December 31	2004	2003
Assets:
Nature’s Sunshine Products
United States	$79,788	$79,840
International	40,929	34,368
	120,717	114,208
Synergy Worldwide	24,359	11,350
Total Assets	$145,076	$125,558

From an individual country perspective, only the United States comprises 10 percent or more of consolidated net sales revenue for the years ended December 31, 2004, 2003, and 2002 as follows:

Year Ended December 31	2004	2003	2002
Sales Revenue:
United States	$198,972	$168,566	$151,502
Other	132,091	91,585	110,746
	$331,063	$260,151	$261,574

From an individual country perspective, only the United States comprises 10 percent or more of consolidated long-lived assets, consisting of property, plant and equipment and intangible assets as follows:

As of December 31	2004	2003
Long-Lived Assets
United States	$30,319	$28,407
Other	6,169	6,005
	$36,488	$34,412

NOTE 15: SUBSEQUENT EVENTS

On February 24, 2005, the Company declared a cash dividend of $.05 per common share to shareholders of record on March 9, 2005.

NOTE 16: SUMMARY OF QUARTERLY OPERATIONS (SEE NOTE 1) – UNAUDITED

	Net Sales Revenue	Cost of Goods Sold	Volume Incentives	Selling, General & Admin.	Operating Income	Other Income (Expense)	Income (Loss) Before Income Taxes	Net Income (Loss)	Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share
2004
First Qtr	$77,678	$15,419	$29,488	$29,167	$3,604	$856	$4,460	$2,988	$0.21	$0.20
Second Qtr	80,521	14,409	30,135	31,204	4,773	(128)	4,645	4,822	0.32	0.31
Third Qtr	84,521	15,515	33,363	28,861	6,782	175	6,957	4,607	0.31	0.29
Fourth Qtr	88,343	17,350	34,999	29,499	6,495	404	6,899	4,661	0.31	0.30
	$331,063	$62,693	$127,985	$118,731	$21,654	$1,307	$22,961	$17,078	$1.14	$1.10

2003
First Qtr	$63,204	$13,014	$22,622	$25,353	$2,215	$293	$2,508	$1,604	$0.11	$0.11
Second Qtr	64,131	12,912	22,803	25,684	2,732	(1,228)	1,504	1,125	0.08	0.08
Third Qtr	63,971	13,228	23,503	28,288	(1,048)	220	(828)	(564)	(0.04)	(0.04)
Fourth Qtr	68,845	12,773	24,982	27,283	3,807	241	4,048	2,934	0.21	0.21
	$260,151	$51,927	$93,910	$106,608	$7,706	$(474)	$7,232	$5,099	$0.36	$0.36

Basic and diluted net income (loss) per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures, as of the end of the year covered by this Annual Report on Form 10-K, were effective.

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent public accounting firm, are included in Item 8 “Financial Statements and Supplementary Data” and are incorporated herein by reference.

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.  Other Events

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information called for by Item 10 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2004, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 11. Executive Compensation

Information called for by Item 11 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2004, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 12 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2004, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 13. Certain Relationships and Related Transactions

Information called for by Item 13 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2004, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

PART IV

Item 14. Principal Accountant Fees and Services.

Information called for by Item 14 is omitted because the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended December 31, 2004, a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

Item 15. Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a)(1)	List of Financial Statements

The following are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2004 and 2003

Consolidated statements of income and comprehensive income for the years ended December 31, 2004, 2003, and 2002

Consolidated statements of shareholders’ equity for the years ended December 31, 2004, 2003, and 2002

Consolidated statements of cash flows for the years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

(a)(2)	List of Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained in this Report.

(a)(3)	List of Exhibits

	3.1(1)	-	Restated Articles of Incorporation

	3.2(2)	-	By-laws, as amended

	10.2(3)*	-

Form of Employment Agreement between the Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements

	10.3(4)*	-	1995 Stock Option Plan, as amended

	10.4(5)*	-	Form of Stock Option Agreement (1995 Stock Option Plan)

	10.5(6)*	-	1998 Employee Incentive Compensation Plan

	10.6(7)*	-	Supplemental Elective Deferral Plan

	21	-	List of Subsidiaries of Registrant

23.1	-	Consent of Independent Registered Public Accounting Firm

23.2	-	Report of Independent Public Accountants (Daesung Accounting Corporation)

23.3	-	Consent of Independent Public Accountants (Daesung Accounting Corporation)

31.1	-	Certification of Chief Executive Officer

31.2	-	Certification of Chief Financial Officer

32.1	-	Certification of Chief Executive Officer

32.2	-	Certification of Chief Financial Officer

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

(4)       Previously filed with the Commission as exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-117916) filed August 4, 2004.

(5)       Previously filed with the Commission as exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-117916) filed August 4, 2004.

(6)       Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.

(7)       Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.

*          Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.
(Registrant)

Date: March 15, 2005	By:	/s/ Douglas Faggioli
Douglas Faggioli,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Faggioli	President, Chief Executive Officer and Director	March 15, 2005
Douglas Faggioli

/s/ Craig D. Huff	Vice President of Finance, Treasurer,	March 15, 2005
Craig D. Huff	Chief Financial Officer, Chief Accounting Officer

/s/ Kristine F. Hughes	Chairman of the Board and Director	March 15, 2005
Kristine F. Hughes

/s/ Franz L. Cristiani	Director	March 15, 2005
Franz L. Cristiani

/s/ Eugene L Hughes	Director	March 15, 2005
Eugene L Hughes

/s/ Pauline T. Hughes Francis	Director	March 15, 2005
Pauline T. Hughes Francis

/s/ Richard G. Hinckley	Director	March 15, 2005
Richard G. Hinckley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Nature’s Sunshine Products, Inc.:

The audits referred to in our report dated March 14, 2005, included the related financial statement schedules as of December 31, 2004, and for each of the years in the three-year period ended December 31, 2004, included in the Annual Report on Form 10-K.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statement taken as a whole, present fairly in all material respects the information set forth therein.

KPMG LLP

Salt Lake City, Utah
March 14, 2005

NATURE’S SUNSHINE PRODUCTS, INC.
SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(Amounts in Thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Balance at End of Year

Year ended December 31, 2004

Allowance for doubtful accounts receivable	$2,138	$190	$(166)	$(300)	$1,862

Allowance for obsolete inventory	1,926	1,502	(1,493)	—	1,935

Year ended December 31, 2003

Allowance for doubtful accounts receivable	$2,748	$837	$(1,448)	$1	$2,138

Allowance for obsolete inventory	1,362	2,050	(1,486)	—	1,926

Year ended December 31, 2002

Allowance for doubtful accounts receivable	$1,066	$2,510	$(829)	$1	$2,748

Allowance for obsolete inventory	982	1,714	(1,334)	—	1,362

Allowance for notes receivable	14	—	(14)	—	—

LIST OF EXHIBITS

Item No.		Exhibit

3.1(1)	-	Restated Articles of Incorporation

3.2(2)	-	By-laws, as amended

10.2(3)*	-

Form of Employment Agreement between the Registrant and its executive officers together with a schedule identifying the agreements omitted and setting forth the material differences between the filed agreement and the omitted agreements.

10.3(4)*	-	1995 Stock Option Plan, as amended

10.4(5)*	-	Form of Stock Option Agreement (1995 Stock Option Plan)

10.5(6)*	-	1998 Employee Incentive Compensation Plan

10.6(7)*	-	Supplemental Elective Deferral Plan

21	-	List of Subsidiaries of Registrant

23.1	-	Consent of Independent Registered Public Accounting Firm

23.2	-	Report of Independent Public Accountants (Daesung Accounting Corporation)

23.3	-	Consent of Independent Public Accountants (Daesung Accounting Corporation)

31.1	-	Certification of Chief Executive Officer

31.2	-	Certification of Chief Financial Officer

32.1	-	Certification pursuant to 18 U.S.C. § 1350

32.2	-	Certification pursuant to 18 U.S.C. § 1350

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

(4)       Previously filed with the Commission as exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-117916) filed August 4, 2004.

(5)       Previously filed with the Commission as exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-117916) filed August 4, 2004.

(6)       Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.

(7)       Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.

*          Management contract or compensatory plan.