Form 10-Q
period 2005-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2005-05-10
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                     Commission File Number

March 31, 2005                                                                   0-8707

NATURE'S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

75 East 1700 South

Provo, Utah  84606

(Address of principal executive offices and zip code)

(801) 342-4300

(Registrant's telephone number including area code)

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

 Yes ☒   No  ☐

            The number of shares of Common Stock, no par value, outstanding on May 5, 2005 was 15,223,951 shares.

            When we refer in this Form 10-Q to the “Company,” “we,” “our,” and “us,” we mean Nature’s Sunshine Products, Inc., a Utah corporation, together with our subsidiaries.

NATURE'S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2005

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,199	$36,206
Accounts receivable, net	5,927	6,540
Inventories, net	37,226	36,713
Deferred income tax assets	5,431	4,525
Prepaid expenses and other	11,118	8,522
Total current assets	99,901	92,506

PROPERTY, PLANT AND EQUIPMENT, net	33,887	34,731
LONG-TERM INVESTMENTS	7,564	7,746
DEFERRED INCOME TAX ASSETS, NET	5,657	5,734
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,682	1,757
OTHER ASSETS	2,448	2,602
	$151,139	$145,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$10,000	$7,500
Accounts payable	4,002	4,509
Accrued volume incentives	16,321	14,662
Accrued liabilities	16,292	20,665
Income taxes payable	6,446	4,476
Total current liabilities	53,061	51,812

DEFERRED COMPENSATION	2,058	2,045

SHAREHOLDERS’ EQUITY:
Common Stock, no par value; 20,000 shares authorized, 19,446 shares issued	22,605	21,692
Retained earnings	142,289	139,074
Treasury stock, at cost, 4,385 and 4,571 shares, respectively	(49,940)	(51,324)
Accumulated other comprehensive loss	(18,934)	(18,223)
Total shareholders’ equity	96,020	91,219
	$151,139	$145,076

See accompanying notes to condensed consolidated financial statements.

NATURE'S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

NET SALES REVENUE (net of the rebate portion of volume incentives of $9,816 and $9,824, respectively)	$86,401	$77,678
COST AND EXPENSES:
Cost of goods sold	14,698	15,419
Volume incentives	33,508	29,488
Selling, general and administrative	32,644	29,167

OPERATING INCOME	5,551	3,604
OTHER INCOME
Interest income	51	97
Interest expense	(75)	(14)
Other income, net	98	773
	74	856

INCOME BEFORE PROVISION FOR INCOME TAXES	5,625	4,460

PROVISION FOR INCOME TAXES	1,658	1,472

NET INCOME	3,967	2,988

OTHER COMPREHENSIVE LOSS, net of tax:
Foreign currency translation adjustments	(681)	(1,068)
Net unrealized holding gains (losses) on marketable securities	(30)	27
Reclassification adjustment for net realized gains on marketable securities included in net income	—	(10)
	(711)	(1,051)

COMPREHENSIVE INCOME	$3,256	$1,937

BASIC NET INCOME PER COMMON SHARE	$0.27	$0.21
WEIGHTED AVERAGE BASIC COMMON SHARES	14,951	14,545
DILUTED NET INCOME PER COMMON SHARE	$0.26	$0.20
WEIGHTED AVERAGE DILUTED COMMON SHARES	15,406	14,937

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,967	$2,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,642	1,442
Tax benefit from stock option exercises	677	259
Gain on sale of property, plant and equipment	1	51
Deferred income taxes	(823)	(589)
Deferred compensation	13	(20)
Changes in assets and liabilities:
Accounts receivable, net	452	(1,547)
Inventories, net	(621)	(1,287)
Prepaid expenses and other assets	235	(828)
Accounts payable	(494)	2,882
Accrued volume incentives	1,882	3,636
Accrued liabilities	(4,264)	1,870
Income taxes payable	(978)	119
Net cash provided by operating activities	1,689	8,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(892)	(1,129)
Proceeds from sale (purchase) of investments	158	(1,150)
Payments received on long-term receivables	54	163
Proceeds from sale of property, plant and equipment	86	45
Net cash used in investing activities	(594)	(2,071)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from line of credit	2,500	(5,000)
Payment of cash dividends	(753)	(736)
Purchase of treasury stock	—	(17)
Proceeds from exercise of stock options	1,620	4,301
Net cash provided by (used in) financing activities	3,367	(1,452)
EFFECT OF EXCHANGE RATES ON CASH	(469)	(922)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,993	4,531
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	36,206	30,665
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$40,199	$35,196

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

            These unaudited, condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the Company's financial position as of March 31, 2005, and the results of its operations and its cash flows for the periods presented.  All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

            Certain reclassifications have been made in the quarter ended March 31, 2004 consolidated financial statements to conform to the current year presentation.  During the quarter ended March 31, 2004, we reclassified to Sales Revenue $782 of membership fees that were previously recorded as a decrease to selling, general and administrative expenses.

            These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(2)           RECENT ACCOUNTING PRONOUNCEMENTS

            In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB No. 107), delaying the required implementation of SFAS No. 123R.  Under SAB No. 107, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

            The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment.. SFAS No. 123R requires us to recognize the cost of employee services received in exchange for our equity instruments. Currently, in accordance with APB Opinion 25, we record the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, we will be required to measure compensation expense over the stock options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. We have determined that we will use the Black-Scholes option-pricing model to calculate the fair value of our options. As allowed by SFAS No. 123R, we can elect either Modified Prospective Application, which applies SFAS No. 123R to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply SFAS No. 123R to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. We are currently evaluating which method of application will be used. Note 9 of the Notes to Consolidated Financial Statements illustrates the effects on net income and earnings per share if we had adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model. Management does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.

            In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company's results of operations, financial condition or liquidity.

(3)       INVENTORIES

Inventories consist of the following:	March 31,	December 31,
	2005	2004
Raw materials	$9,086	$8,705
Work in process	860	694
Finished goods	27,280	27,314
	$37,226	$36,713

(4)       DEFINITE-LIVED INTANGIBLE ASSETS

            The composition of the Company’s definite-lived intangible assets is as follows:

	As of March 31, 2005			As of December 31, 2004

	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Distributor Networks	$3,213	$1,531	$1,682	$3,213	$1,456	$1,757

             As of March 31, 2005, the Company determined that none of its intangible assets are impaired. Amortization expense for intangible assets for the three months ended March 31, 2005 and 2004, was $75 and $96, respectively.  Estimated amortization expense for the remainder of 2005 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2005 (remainder)	$224
2006	299
2007	299
2008	299
2009	299
Thereafter	262
$1,682

(5)       NET INCOME PER COMMON SHARE

            Basic net income per common share or “Basic EPS” is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per common  share “Diluted EPS” reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of common stock equivalents that would have an anti-dilutive effect on net income per common share.  For periods in which the Company incurs losses, Diluted EPS does not assume the exercise or conversion of common stock equivalents.

             As of March 31, 2005, the Company had a total of 1,276 common stock options outstanding.  These options were granted at fair market value and have a weighted-average exercise price of $9.01 per share.

            The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2005 and 2004.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2005
Basic EPS	$3,967	14,951	$0.27
Effect of stock options	—	455	(0.01)
Diluted EPS	$3,967	15,406	$0.26

Three Months Ended March 31, 2004
Basic EPS	$2,988	14,545	$0.21
Effect of stock options	—	392	(0.01)
Diluted EPS	$2,988	14,937	$0.20

            For the three months ended March 31, 2005 and 2004, there were outstanding options to purchase 15 and 247 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(6)       EQUITY TRANSACTIONS

            The Company has declared consecutive quarterly cash dividends since 1988. During the first quarter, the Company paid a dividend of 5 cents per common share on March 18, 2005 to shareholders of record on March 9, 2005.

            Common shares held as treasury stock totaled 4,385 at March 31, 2005 compared to 4,571 at December 31, 2004.  Common shares held as treasury stock decreased as a result of common shares issued from treasury stock for the exercise of stock options.  For the three months ended March 31, 2005 and 2004, the Company issued 186,690 and 552,690 shares, respectively, of treasury stock upon the exercise of stock options at an average price of $8.68 and $7.78, respectively.  As of March 31, 2005, the Company has no current Board authorization to purchase additional common shares on the open market.

(7)       OPERATING LINE OF CREDIT

            The Company has an operating line of credit with an interest rate equal to LIBOR plus 1.5 percent, which provides for borrowings of up to $15,000.  Borrowings under this line of credit may be used to repurchase shares of the Company’s outstanding common stock under Board-authorized repurchase programs, as well as to fund working capital, capital expenditures, and related costs.  As of March 31, 2005, the Company did not have a common stock repurchase program in place.  The outstanding borrowings under this line of credit at March 31, 2005 totaled $10,000.  The line of credit is unsecured and matures July 1, 2006.  However, the Company intends to pay off the line of credit during 2005 and therefore it has been classified as current. The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of March 31, 2005, the Company was in compliance with these covenants.

(8)       ACCUMULATED OTHER COMPREHENSIVE LOSS

             The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2004	$(18,347)	$124	$(18,223)
Period Change	(681)	(30)	(711)
Balance as of March 31, 2005	$(19,028)	$94	$(18,934)

(9)           STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation plans for employees and directors under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying condensed consolidated statements of income (loss) for the three months ended March 31, 2005 and 2004.  Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

		Three Months Ended March 31,
		2005	2004
Net Income	As reported	$3,967	$2,988
	Stock option expense, net of related tax effects	(70)	(68)
	Pro forma	$3,897	$2,920

Basic Net Income Per Share	As reported	$0.27	$0.21
	Stock option expense, net of related tax effects	0.00	(0.01)
	Pro forma	$0.27	$0.20

Diluted Net Income Per Share	As reported	$0.26	$0.20
	Stock option expense, net of related tax effects	(0.01)	(0.01)
	Pro forma	$0.25	$0.19

(10)     SEGMENT INFORMATION

                      The Company has three operating segments.  These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  The Company evaluates performance based on operating income, among other things.

            The Company has three operating segments, which includes a United States segment and an international segment that operate under the Nature’s Sunshine Products name, as well as a third operating segment that operates under the Synergy Worldwide name.  The segments have similar business characteristics and each offers similar products through similar methods of distribution.  Inter-segment sales, eliminated in consolidation, are not material.  The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses. This information is used by the chief operating decision maker to assess the segments performance and in allocating the Company’s resources.   During the three-month period ended September 30, 2004, the Company changed the composition of its operating segments as a result of converting certain locations from Nature’s Sunshine to Synergy Operations and has restated the corresponding items of segment information for prior periods.

            Operating segment information is as follows:

	Three Months Ended March 31,
	2005	2004
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$37,558	$36,760
International	28,632	25,551
	66,190	62,311
Synergy Worldwide:	20,211	15,367
	86,401	77,678
Operating Expenses:
Nature’s Sunshine Products:
United States	35,364	35,678
International	25,679	23,356
	61,043	59,034
Synergy Worldwide:	19,807	15,040
	80,850	74,074
Operating Income:
Nature’s Sunshine Products:
United States	2,194	1,082
International	2,953	2,195
	5,147	3,277
Synergy Worldwide:	404	327
	5,551	3,604
Other Income, net	74	856
Income Before Provision for Income Taxes	$5,625	$4,460

Segment assets as of March 31, 2005 and December 31, 2004, are as follows:

	March 31, 2005	December 31, 2004
Assets:
Nature’s Sunshine Products:
United States	$80,104	$79,788
International	44,467	40,929
	124,571	120,717
Synergy Worldwide:	26,568	24,359
Total Assets	$151,139	$145,076

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

            The following discussion should be read in conjunction with the interim financial information included in this Form 10-Q as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2004.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain forward-looking statements.  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements may relate but not be limited to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs, product liability claims and availability of insurance, as well as assumptions relating to the foregoing.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  When used in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Form 10-Q the words “estimates”, “expects”, “anticipates”, “projects”, “plans”, “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  For factors which could affect such results, see the description of our business contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Self-insurance Liabilities

            We self insure for certain employee medical and specific product liabilities. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded.

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

	(Dollar Amounts in Thousands) (Unaudited)
	(i)		(ii)
	Income and Expense Items as a Percent of Net sales		Three Months Ended March 31, 2005 to 2004
Income and	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent of Change
Expense Items	2005	2004
Net sales	100.0%	100.0%	$8,723	11.2%

Cost of goods sold	17.0	19.8	(721)	(4.7)
Volume incentives	38.8	38.0	4,020	13.6
SG&A expenses	37.8	37.6	3,477	11.9
Total operating expenses	93.6	95.4	6,776	9.1
Operating income (loss)	6.4	4.6	1,947	54.0
Other income (expense), net	0.1	1.1	(782)	(91.2)
Income (loss) before provision for income taxes	6.5	5.7	1,165	26.1
Provision (benefit) for income taxes	1.9	1.9	186	12.6
Net income (loss)	4.6%	3.8%	$979	32.8%

Net Sales Revenue

            Net sales revenue for the three months ended March 31, 2005 was $86.4 million compared to $77.7 million for the same period in the prior year, an increase of approximately 11.2 percent. The increase in net sales revenue for the three months ended March 31, 2005 reflects higher net sales revenue in our Synergy Worldwide, International and United States operations due to increased volumes.

            Net sales revenue in our United States operation for the three months ended March 31, 2005, was $37.6 million, an increase of approximately 2.2 percent, compared to the same period in the prior year. Operating income totaled $2.2 million compared to $1.1 million for the same period of the prior year.

            Our international operations reported net sales revenue of $28.6 million for the three months ended March 31, 2005, an increase of approximately 12.1 percent compared to the same period in the prior year. First quarter performances were particularly strong in the Russia Federation, Japan, Canada and the United Kingdom and Ireland.  The increase in net sales revenue reflects the continued increase in Distributors and Managers in the Company’s international operations.  Operating income totaled $3.0 million compared to $2.2 million for the same period of the prior year.

            Net sales revenue in Synergy Worldwide was $20.2 million for the three months ended March 31, 2005, compared to $15.4 million for the same period of the prior year as a result of an increase of active Distributors.  Net sales revenue in the first quarter of 2005 decreased from $23.5 million in the fourth quarter of 2004 as a result of a decrease in Distributors in connection with a change to a new “on-the-ground” distribution method where products are shipped from our distribution center in Japan, rather than from our Utah distribution center.  The change was completed during the first quarter of 2005.  Synergy Worldwide has international operations in Japan, Thailand, Taiwan, Australia, South Korea, and Singapore.  Operating income totaled $0.4 million compared to $0.3 million for the same period of the prior year.

          Our independent sales force consists of Managers and Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling our products may attain the rank of “Manager”.  Appointment as a Manager is dependent upon attaining certain volume levels and demonstrating leadership abilities.  The number of Managers as of March 31, 2005 was approximately 20,650, compared to approximately 18,375 as of December 31, 2004.   The number of Distributors at March 31, 2005, was approximately 637,000 compared to approximately 665,000 as of December 31, 2004.  Our Synergy division accounted for the decrease in Distributors since December 31, 2004 due to the implementation of our new “on-the-ground” distribution method.

Cost of Goods Sold

            For the three months ended March 31, 2005, cost of goods sold, as a percent of net sales revenue, decreased to 17.0 percent compared to 19.8 percent for the same period in the prior year as a result of the increase in net sales revenue in Synergy Worldwide where cost of goods sold are slightly lower, as well as from increased efficiency in our manufacturing operations.  We expect cost of goods sold to increase slightly, as a percent of net sales revenue during the remainder of 2005 compared to the three months ended March 31, 2005.

Volume Incentives

            Volume incentives are commissions paid to independent sales force members for reaching certain levels of net sales revenue performance and organizational development and are an integral part of our direct sales marketing program.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  For the three months ended March 31, 2005, volume incentives, as a percent of net sales, increased to 38.8 percent compared to 38.0 percent for the same period in the prior year primarily as a result of the increase in the Synergy Worldwide net sales revenue where volume incentives are slightly higher. We expect volume incentives to remain relatively constant, as a percent of net sales, during the remainder of 2005 compared to the three months ended March 31, 2005.

Selling, General and Administrative

            Selling, general and administrative expenses for the three months ended March 31, 2005, increased $3.5 million, or 11.9 percent, compared to the same period of the prior year primarily as a result of increased selling, general and administrative expenses associated with the expansion of Synergy Worldwide in Japan. Selling, general and administrative expenses as a percent of net sales revenue were 37.8 percent compared to 37.6 percent for the same period in the prior year. For the remaining quarters of 2005, we expect selling, general and administrative expenses, as a percent of net sales, to decrease as compared to the three months ended March 31, 2005 as a result of benefits from cost controls as well as continued growth in net sales revenue.

Other Income (Expense)

            Other income (expense) for the three months ended March 31, 2005, decreased $0.8 million, or 91.2 percent, compared to the same period of the prior year primarily due to foreign exchange losses in certain markets.

 Income Tax

            The effective income tax rate for the three months ended March 31, 2005 and 2004, was approximately 29.5 and 33.0 percent, respectively. For the balance of the year ending December 31, 2005, management expects the effective income tax rate to increase slightly.

Product Liability

                Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury.  As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids and kava, we have not been able to obtain product liability insurance covering such products. Effective April 12, 2004, we complied with the U.S. Food and Drug Administrations ban on the ingredient ephedra.  On June 1, 2003, we established a wholly owned captive insurance company to provide us with product liability insurance coverage.  We have accrued an amount that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims.  However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations or liquidity.

            We self insure for certain employee medical and product liabilities. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported.  Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded.

Segment Information

            See information included in the condensed consolidated financial statements under Item 1 Note 10.

Balance Sheet

          Accrued Volume Incentives

          Accrued volume incentives increased $1.7 million, or 11.3 percent, as of March 31, 2005, compared to December 31, 2004 as a result of increases in net sales revenue during the quarter ended March 31, 2005.

          Accrued Liabilities

            Accrued liabilities decreased approximately $4.4 million, or 21.2 percent, as of March 31, 2005, compared to December 31, 2004, as a result of the payment of amounts accrued for our management and employee bonus plans of $6.1 million, which was offset in part by the timing of incentive trip accruals associated with our direct sales marketing program.

LIQUIDITY AND CAPITAL RESOURCES

            Cash and cash equivalents increased approximately $4.0 million as of March 31, 2005 compared to December 31, 2004. The increase in cash and cash equivalents is primarily the result of cash provided by operating activities of $1.7 million, proceeds of $1.6 million from the exercise of stock options, and proceeds from our line of credit of $2.5 million.  These cash inflows were offset, in part by the decrease of $0.9 million associated with the purchase of property, plant and equipment.

            The Company has an unsecured operating line of credit with an interest rate equal to LIBOR plus 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used to repurchase common shares of the Company’s outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures, and related costs.  We currently do not have a common stock repurchase program in place.  Outstanding borrowings under this line of credit at March 31, 2005 totaled $10.0 million.  The line of credit is unsecured and matures July 1, 2006.  However, the Company intends to pay off the line of credit during 2005 and therefore it has been classified as current. The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of March 31, 2005, the Company was in compliance with these covenants.

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

Foreign Currency Risk

            During the three months ended March 31, 2005, approximately 56.5 percent of our revenue and 56.2 percent of our expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, and all sales and expenses are translated at average exchange rates for the reported periods.  Therefore, our operating results generally will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

            During the first quarter of 2005 the Dominican Republic became highly inflationary.  The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar.  The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of income and comprehensive income.

            The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the countries in which net sales revenue exceeded $10.0 million during any of the previous two years.

Three months ended March 31,	2005	2004
Mexico	11.2	11.0
South Korea	1,023.5	1,172.3
Venezuela	1,984.1	1,773.1

Interest Rate Risk

            We have investments included in cash and cash equivalents and long term investments, which by nature are subject to market risk.  At March 31, 2005, we had investments totaling $8.4 million of which $4.6 million were held as municipal obligations, carry an average fixed interest rate of 4.89 percent and mature over a five-year period. A hypothetical one percent change in interest rates would not have a material affect on our liquidity, financial position, or results of operations. Our remaining investments of $3.8 million are not subject to interest rate risk but by their nature are subject to market risk.

            The Company’s line of credit carries a variable interest rate. As of March 31, 2005, the Company had $10.0 million in borrowings on this line. The Company does not hedge against changes in interest rates.  An increase in the effective interest rate of 1.0 percent would increase interest expense by $10,000 for every $1.0 million that the Company had outstanding on its line of credit for a full year.

Item 4.       DISCLOSURE CONTROLS AND PROCEDURES

(a)                 Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Item 5.          OTHER INFORMATION

            The Board of Directors annually adopts a compensation policy for non-employee directors, which sets out fees and other compensation payable to non-employee directors of our Company.  The Non-Employee Director Compensation Policy for 2005, which was adopted November 12, 2004, is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.  In addition, on February 22, 2005, Daren G. Hogge and Craig D. Huff, both executive officers of Nature’s Sunshine Products, Inc., were paid bonuses pursuant to a program other than our Incentive Compensation Plan.  A description of the bonus program and the bonuses paid is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6.          EXHIBITS

a)     Exhibits

  10.1          Non-Employee Director Compensation Policy

  10.2          Compensatory Arrangements with Certain Executive Officers

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

NATURE’S SUNSHINE PRODUCTS, INC.

Date: May 9, 2005	/s/ Douglas Faggioli
Douglas Faggioli, President & Chief Executive Officer

Date: May 9, 2005	/s/ Craig D. Huff
Craig D. Huff, Executive Vice President, Chief Financial
Officer & Treasurer