Form 10-Q
period 2005-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2005-08-09
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
June 30, 2005	0-8707

NATURE’S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

75 East 1700 South

Provo, Utah  84606

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

Yes ☒   No ☐

The number of shares of Common Stock, no par value, outstanding on August 3, 2005 was 15,558,848 shares.

When we refer in this Form 10-Q to the “Company,” “we,” “our,” and “us,” we mean Nature’s Sunshine Products, Inc., a Utah corporation, together with our subsidiaries.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2005

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,357	$36,206
Accounts receivable, net	5,507	6,540
Inventories, net	37,957	36,713
Deferred income tax assets	6,108	4,525
Prepaid expenses and other	7,894	8,522
Total current assets	98,823	92,506

PROPERTY, PLANT AND EQUIPMENT, net	34,201	34,731
LONG-TERM INVESTMENTS	7,469	7,746
DEFERRED INCOME TAX ASSETS, NET	6,460	5,734
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,608	1,757
OTHER ASSETS	2,331	2,602
	$150,892	$145,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$5,000	$7,500
Accounts payable	4,840	4,509
Accrued volume incentives	15,198	14,662
Accrued liabilities	17,094	20,665
Income taxes payable	4,554	4,476
Total current liabilities	46,686	51,812
DEFERRED COMPENSATION	1,996	2,045

SHAREHOLDERS’ EQUITY:
Common Stock, no par value; 20,000 shares authorized, 19,446 shares issued	23,492	21,692
Retained earnings	145,598	139,074
Treasury stock, at cost, 4,150 and 4,571 shares, respectively	(48,286)	(51,324)
Accumulated other comprehensive loss	(18,594)	(18,223)
Total shareholders’ equity	102,210	91,219
	$150,892	$145,076

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

	Three Months Ended June 30,
	2005	2004

NET SALES REVENUE (net of the rebate portion of volume incentives of $9,165 and $9,283, respectively)	$87,040	$80,521
COST AND EXPENSES:
Cost of goods sold	14,825	14,409
Volume incentives	35,161	30,135
Selling, general and administrative	32,287	31,204

OPERATING INCOME	4,767	4,773

OTHER INCOME
Interest income	73	89
Interest expense	(82)	—
Other income (expense), net	(107)	(217)
	(116)	(128)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,651	4,645
PROVISION (BENEFIT) FOR INCOME TAXES	584	(177)
NET INCOME	4,067	4,822
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	340	(824)
Net unrealized holding gains (losses) on marketable securities	8	(90)
Reclassification adjustment for net realized gains on marketable securities included in net income	(8)	—
	340	(914)

COMPREHENSIVE INCOME	$4,407	$3,908

BASIC NET INCOME PER COMMON SHARE	$0.27	$0.32
WEIGHTED AVERAGE BASIC COMMON SHARES	15,203	14,914
DILUTED NET INCOME PER COMMON SHARE	$0.26	$0.31
WEIGHTED AVERAGE DILUTED COMMON SHARES	15,519	15,528

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30,
	2005	2004

NET SALES REVENUE (net of the rebate portion of volume incentives of $18,891 and $19,107, respectively)	$173,441	$158,199
COST AND EXPENSES:
Cost of goods sold	29,523	29,828
Volume incentives	68,669	59,623
Selling, general and administrative	64,931	60,371

OPERATING INCOME	10,318	8,377

OTHER INCOME
Interest income	124	186
Interest expense	(157)	(14)
Other income, net	(9)	556
	(42)	728

INCOME BEFORE PROVISION FOR INCOME TAXES	10,276	9,105
PROVISION FOR INCOME TAXES	2,242	1,295
NET INCOME	8,034	7,810
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(341)	(1,892)
Net unrealized holding gains (losses) on marketable securities	(22)	(63)
Reclassification adjustment for net realized gains on marketable securities included in net income	(8)	(10)
	(371)	(1,965)

COMPREHENSIVE INCOME	$7,663	$5,845

BASIC NET INCOME PER COMMON SHARE	$0.53	$0.53
WEIGHTED AVERAGE BASIC COMMON SHARES	15,077	14,729
DILUTED NET INCOME PER COMMON SHARE	$0.52	$0.51
WEIGHTED AVERAGE DILUTED COMMON SHARES	15,466	15,258

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,034	$7,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,094	2,856
Tax benefit from stock option exercises	1,330	827
(Loss) gain on sale of property, plant and equipment	(54)	302
Deferred income taxes	(2,349)	(1,368)
Deferred compensation	(49)	(116)
Changes in assets and liabilities:
Accounts receivable, net	997	(1,171)
Inventories, net	(1,467)	(5,734)
Prepaid expenses and other assets	154	(3,253)
Accounts payable	380	2,031
Accrued volume incentives	1,018	2,018
Accrued liabilities	(3,383)	5,224
Income taxes payable	878	(318)
Net cash provided by operating activities	8,583	9,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,477)	(3,490)
Proceeds from sale (purchase) of investments	252	(1,411)
Payments received on long-term receivables	80	323
Proceeds from sale of property, plant and equipment	142	74
Net cash used in investing activities	(2,003)	(4,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments from line of credit	(2,500)	(5,000)
Payment of cash dividends	(1,511)	(1,482)
Purchase of treasury stock	—	(17)
Proceeds from exercise of stock options	3,508	6,771
Net cash provided by (used in) financing activities	(503)	272
EFFECT OF EXCHANGE RATES ON CASH	(926)	(1,538)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,151	3,338
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	36,206	30,665
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$41,357	$34,003

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

These unaudited, condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the Company’s financial position as of June 30, 2005, and the results of its operations and its cash flows for the periods presented.  All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain reclassifications have been made in the quarter and six months ended June 30, 2004 consolidated financial statements to conform to the current year presentation.  During the quarter and six months ended June 30, 2004, we reclassified to Sales Revenue $934 and $1,716, respectively, of membership fees that were previously recorded as a decrease to selling, general and administrative expenses.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)                                 RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB No. 107), delaying the required implementation of SFAS No. 123R.  Under SAB No. 107, SFAS No. 123R was to become effective as of the beginning of the first annual reporting period that began after June 15, 2005.

The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires us to recognize the cost of employee services received in exchange for our equity instruments. Currently, in accordance with APB Opinion 25, we record the intrinsic value of stock-

based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, we will be required to measure compensation expense over the stock options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. We have determined that we will use the Black-Scholes option-pricing model to calculate the fair value of our options. As allowed by SFAS No. 123R, we can elect either Modified Prospective Application, which applies SFAS No. 123R to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application, which can apply SFAS No. 123R to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. We are currently evaluating which method of application will be used. Note 9 of the Notes to Consolidated Financial Statements illustrates the effects on net income and earnings per share if we had adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model. Management does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.

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

(3)                                 INVENTORIES

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$9,232	$8,705
Work in process	1,771	694
Finished goods	26,954	27,314
	$37,957	$36,713

(4)                                 DEFINITE-LIVED INTANGIBLE ASSETS

The composition of the Company’s definite-lived intangible assets is as follows:

	As of June 30, 2005			As of December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Distributor Networks	$3,213	$1,605	$1,608	$3,213	$1,456	$1,757

As of June 30, 2005, the Company determined that none of its intangible assets are impaired. Amortization expense for intangible assets for the six months ended June 30, 2005 and 2004, was $149 and $187, respectively.  Estimated amortization expense for the remainder of 2005 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2005 (remainder)	$150
2006	299
2007	299
2008	299
2009	299
Thereafter	262
$1,608

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

 As of June 30, 2005, the Company had a total of 1,040 common stock options outstanding.  These options were granted at fair market value and have a weighted-average exercise price of $9.23 per share.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2005 and 2004.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2005
Basic EPS	$4,067	15,203	$0.27
Effect of stock options		316	(0.01)
Diluted EPS	$4,067	15,519	$0.26

Three Months Ended June 30, 2004
Basic EPS	$4,822	14,914	$0.32
Effect of stock options	—	614	(0.01)
Diluted EPS	$4,822	15,528	$0.31

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six Months Ended June 30, 2005
Basic EPS	$8,034	15,077	$0.53
Effect of stock options	—	389	(0.01)
Diluted EPS	$8,034	15,466	$0.52

Six Months Ended June 30, 2004
Basic EPS	$7,810	14,729	$0.53
Effect of stock options	—	529	(0.02)
Diluted EPS	$7,810	15,258	$0.51

For the three months ended June 30, 2005 and 2004, there were outstanding options to purchase 22 and 28 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.  For the six months ended June 30, 2005 and 2004, there were options to purchase 15 and 89 shares of common stock, respectively, that were not included in the computation of diluted EPS, as their effect would have been anti-dilutive.

(6)                                 EQUITY TRANSACTIONS

The Company has declared consecutive quarterly cash dividends since 1988. During the second quarter, the Company paid a dividend of 5 cents per common share payable on May 17, 2005 to shareholders of record on May 6, 2005.  On July 27, 2005, the Company announced a quarterly cash dividend of 5 cents per common share payable on August 19, 2005 to shareholders of record on August 10, 2005.

Common shares held as treasury stock totaled 4,150 at June 30, 2005 compared to 4,571 at December 31, 2004.  Common shares held as treasury stock decreased as a result of common shares issued from treasury stock for the exercise of stock options.  For the six months ended June 30, 2005 and 2004, the Company issued 422 and 864 shares, respectively, of treasury stock upon the exercise of stock options at an average price of $8.32 and $7.84, respectively.

(7)                                 OPERATING LINE OF CREDIT

The Company has an operating line of credit with an interest rate equal to LIBOR plus 1.5 percent, which provides for borrowings of up to $15,000.  Borrowings under this line of credit may be used to repurchase shares of the Company’s outstanding common stock under Board-authorized repurchase programs, as well as to fund working capital, capital expenditures, and related costs.  As of June 30, 2005, the Company did not have a common stock repurchase program in place.  The outstanding borrowings under this line of credit at June 30, 2005 totaled $5,000.  The line of credit is unsecured and matures July 1, 2006.  However, the Company intends to pay off the line of credit during 2005 and therefore it has been classified as current. The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of June 30, 2005, the Company was in compliance with these covenants.

(8)           ACCUMULATED OTHER COMPREHENSIVE LOSS

The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains On Available-For- Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2004	$(18,347)	$124	$(18,223)
Period Change	(341)	(30)	(371)
Balance as of June 30, 2005	$(18,688)	$94	$(18,594)

(9)                                 STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans for employees and directors under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2005 and 2004.  Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

		Three Months Ended June 30,
		2005	2004
Net Income	As reported	$4,067	$4,822
	Stock option expense, net of related tax effects	(69)	(132)
	Pro forma	$3,998	$4,690

Basic Net Income Per Share	As reported	$0.27	$0.32
	Stock option expense, net of related tax effects	(0.01)	(0.01)
	Pro forma	$0.26	$0.32

Diluted Net Income Per Share	As reported	$0.26	$0.31
	Stock option expense, net of related tax effects	0.00	(0.01)
	Pro forma	$0.26	$0.30

		Six Months Ended June 30,
		2005	2004
Net Income	As reported	$8,034	$7,810
	Stock option expense, net of related tax effects	(139)	(200)
	Pro forma	$7,895	$7,610

Basic Net Income Per Share	As reported	$0.53	$0.53
	Stock option expense, net of related tax effects	(0.01)	(0.01)
	Pro forma	$0.52	$0.52

Diluted Net Income Per Share	As reported	$0.52	$0.51
	Stock option expense, net of related tax effects	(0.01)	(0.01)
	Pro forma	$0.51	$0.50

(10)                          SEGMENT INFORMATION

The Company has three operating segments.  These operating segments are components of the Company for which separate information is available that is evaluated regularly by management in deciding how to allocate resources and assess performance.  The Company evaluates performance based on operating income, among other things.

The Company’s three operating segments include a United States segment and an international segment that operate under the Nature’s Sunshine Products name, as well as a third operating segment that operates under the Synergy Worldwide name.  The segments have similar business characteristics and each offers similar products through similar methods of distribution.  Inter-segment sales, eliminated in consolidation, are not material.  The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses. This information is used by the chief operating decision maker to assess the segments performance and in allocating the Company’s resources.   During the three-month period ended September 30, 2004, the Company changed the composition of its operating segments as a result of converting certain locations from Nature’s Sunshine to Synergy Operations and has restated the corresponding items of segment information for prior periods.

Operating segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$36,368	$35,405	$73,926	$72,165
International	30,247	24,714	58,879	50,265
	66,615	60,119	132,805	$122,430
Synergy Worldwide	20,425	20,402	40,636	35,769
	87,040	80,521	173,441	158,199
Operating Expenses:
Nature’s Sunshine Products:
United States	33,215	33,467	68,579	69,145
International	27,546	22,575	53,225	45,931
	60,761	56,042	121,804	115,076
Synergy Worldwide	21,512	19,706	41,319	34,746
	82,273	75,748	163,123	149,822
Operating Income (Loss):
Nature’s Sunshine Products:
United States	3,153	1,938	5,347	3,020
International	2,701	2,139	5,654	4,334
	5,054	4,077	11,001	7,354
Synergy Worldwide	(1,087)	696	(683)	1,023
	4,767	4,773	10,318	8,377
Other Income (Expense), net	(116)	(128)	(42)	728
Income Before Provision for Income Taxes	$4,651	$4,645	$10,276	$9,105

Segment assets as of June 30, 2005 and December 31, 2004, are as follows:

	June 30, 2005	December 31, 2004
Assets:
Nature’s Sunshine Products:
United States	$81,021	$79,788
International	44,892	40,929
	125,913	120,717
Synergy Worldwide	24,979	24,359
Total Assets	$150,892	$145,076

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table identifies for the three-month periods ended June 30, 2005 and June 30, 2004 (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

	(Dollar Amounts in Thousands) (Unaudited)
	(i)		(ii)
	Income and Expense Items as a Percent of Net sales		Three Months Ended June 30, 2005 to 2004
	Three Months Ended		Amount of	Percent
Income and	June 30,		Increase	of
Expense Items	2005	2004	(Decrease)	Change
Net sales	100.0%	100.0%	$6,519	8.1%

Cost of goods sold	17.0	17.9	416	2.9
Volume incentives	40.4	37.4	5,026	16.7
SG&A expenses	37.1	38.8	1,083	3.5
Total operating expenses	94.5	94.1	6,525	8.6
Operating income (loss)	5.5	5.9	(6)	0.0
Other income (expense), net	(0.1)	(0.1)	12	(9.2)
Income (loss) before provision for income taxes	5.4	5.8	6	0.0
Provision (benefit) for income taxes	0.7	(0.2)	761	(429.9)
Net income (loss)	4.7%	6.0%	$(755)	(15.6)%

The following table identifies for the six-month periods ended June 30, 2005 and June 30, 2004 (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

	(Dollar Amounts in Thousands) (Unaudited)
	(i)		(ii)
	Income and Expense Items as a Percent of Net Sales		Six Months Ended June 30, 2005 to 2004
	Six Months Ended		Amount of	Percent
Income and	June 30,		Increase	of
Expense Items	2005	2004	(Decrease)	Change
Net sales	100.0%	100.0%	$15,242	9.6%

Cost of goods sold	17.1	18.8	(305)	(1.0)
Volume incentives	39.6	37.7	9,046	15.2
SG&A expenses	37.4	38.2	4,560	7.6
Total operating expenses	94.1	94.7	13,301	8.9
Operating income	5.9	5.3	1,941	23.2
Other income (expense), net	0.0	0.5	(770)	(105.8)
Income before provision for income taxes	5.9	5.8	1,171	12.9
Provision for income taxes	1.3	0.9	947	73.1
Net income	4.6%	4.9%	$224	2.9%

Net Sales Revenue

Net sales revenue for the three months ended June 30, 2005 was $87.0 million compared to $80.5 million for the same period in the prior year, an increase of approximately 8.1 percent. Net sales revenue for the six months ended June 30, 2005, was $173.4 million compared to $158.2 million for the same period in the prior year, an increase of approximately 9.6 percent. The increase in net sales revenue for the three and six months ended June 30, 2005 reflects higher net sales revenue in our International, Synergy Worldwide and United States operations due to increased volumes.

Our independent sales force consists of Managers and Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling our products may attain the rank of “Manager”.  Appointment as a Manager is dependent upon attaining certain volume levels and demonstrating leadership abilities.  The number of Managers as of June 30, 2005 was approximately 21,440, compared to approximately 18,375 as of December 31, 2004.   The number of Distributors at June 30, 2005, was approximately 671,000 compared to approximately 665,000 as of December 31, 2004.

Net sales revenue in our United States operation for the three months ended June 30, 2005, was $36.4 million, an increase of approximately 2.7 percent, compared to the same period in the prior year. For the six months ended June 30, 2005, United States net sales revenue totaled $73.9 million, a 2.4 percent increase over the same period in the prior year.  Net sales revenue in the United States continue to show improvement primarily as the result of increased marketing efforts associated with the Company’s “Habit of Health” Program.  The number of Managers in our United States operation as of June 30, 2005 was approximately 6,990, compared to approximately 5,980 as of December 31, 2004.   The number of Distributors in our United States operation as of June 30, 2005, was approximately 226,000 compared to approximately 223,000 as of December 31, 2004.

Our international operations reported net sales revenue of $30.2 million for the three months ended June 30, 2005, an increase of approximately 22.4 percent compared to the same period in the prior year. For the first six months, international net sales revenue totaled $58.9 million, a 17.1 percent increase over the same period of the prior year. Second quarter performances were particularly strong in the Russia Federation, Japan, Canada and Colombia.  The increase in net sales revenue reflects the continued increase in Distributors and Managers in the Company’s international operations.  The number of Managers in our international operations as of June 30, 2005 was approximately 11,600, compared to approximately 9,730 as of December 31, 2004.   The number of Distributors in our international operations at June 30, 2005 was approximately 319,000 compared to approximately 303,000 as of December 31, 2004.

Net sales revenue in Synergy Worldwide was $20.4 million for the three months ended June 30, 2005, compared to $20.4 million for the same period of the prior year.  Net sales revenue in the second quarter of 2005 increased 0.1 percent from $20.2 million in the first quarter of 2005.  For the first six months, Synergy Worldwide net sales revenue totaled $40.6 million, a 13.6 percent increase over the prior year. Synergy Worldwide has international operations in Japan, Thailand, Taiwan, Australia, South Korea, and Singapore.  Operating losses totaled 1.1 million for the second quarter of 2005 compared to operating income of $0.7 million for the same period of the prior year.  Operating losses totaled $0.7 million for the six months ended June 30, 2005 compared to operating income of $1.0 million for the same period of the prior year.  The decrease in operating income was primarily the result of costs associated with the launch of “on-the-ground” distribution operations in Japan.  The Company expects these losses to decrease during the remainder of 2005.  The number of Managers in our Synergy Worldwide operation as of June 30, 2005 was approximately 2,850 compared to approximately 2,665 as of December 31, 2004.   The number of Distributors in our Synergy Worldwide operation at June 30, 2005, was approximately 126,000 compared to approximately 139,000 as of December 31, 2004.

Cost of Goods Sold

For the three and six months ended June 30, 2005, cost of goods sold, as a percent of net sales revenue, decreased to 17.0 and 17.1 percent, respectively, compared to 17.9 and 18.8 percent, respectively, for the same periods in the prior year as a result of the increase in net sales revenue of Synergy Worldwide, which has slightly lower cost of goods than our other segments, as well as from increased efficiency in our manufacturing operations.  We expect cost of goods sold to increase slightly, as a percent of net sales revenue during the remainder of 2005 compared to the three and six months ended June 30, 2005.

Volume Incentives

Volume incentives are commissions paid to independent sales force members for reaching certain levels of net sales revenue performance and organizational development and are an integral part of our direct sales marketing program.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  For the three and six months ended June 30, 2005, volume incentives, as a percent of net sales, increased to 40.4 percent and 39.6 percent, respectively, compared to 37.4 percent and 37.7 percent, respectively, for the same periods in the prior year primarily as a result of the increase in the net sales revenue of Synergy Worldwide, which has slightly higher volume incentives than our other segments. We expect volume incentives to remain relatively constant, as a percent of net sales, during the remainder of 2005 compared to the three and six months ended June 30, 2005.

Selling, General and Administrative

Selling, general and administrative expenses for the three and six months ended June 30, 2005, increased $1.1 million, or 3.5 percent, and $4.6 million, or 7.6 percent, respectively, compared to the same periods of the prior year primarily as a result of increased selling, general and administrative expenses associated with the expansion of Synergy Worldwide in Japan. Selling, general and administrative expenses as a percent of net sales revenue for the three and six months ended June 30, 2005 decreased to 37.1 percent 37.4 percent, respectively, compared to 38.8 percent and 38.2 percent, respectively, for the same period in the prior year. For the remaining quarters of 2005, we expect selling, general and administrative expenses, as a percent of net sales, to decrease as compared to the three and six months ended June 30, 2005 as a result of benefits from cost controls as well as continued growth in net sales revenue.

Income Tax

The effective income tax rate for the three and six months ended June 30, 2005 was approximately 12.6 percent and 21.8 percent, respectively.  During the second quarter, the Company resolved certain income tax contingencies which resulted in an income tax benefit.  For the balance of the year ending 2005, management expects the effective income tax rate to increase slightly.

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

Segment Information

See information included in Note 10 to the condensed consolidated financial statements under Item 1.

Balance Sheet

Accrued Liabilities

Accrued liabilities decreased approximately $3.6 million, or 17.3 percent, as of June 30, 2005, compared to December 31, 2004, as a result of the payment of amounts accrued for our management and employee bonus plans of $6.1 million, which was offset in part by the timing of incentive trip accruals associated with our direct sales marketing program.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased approximately $5.2 million as of June 30, 2005 compared to December 31, 2004. The increase in cash and cash equivalents is primarily the result of cash provided by operating activities of $8.6 million and proceeds of $3.5 million from the exercise of stock options.  These cash inflows were offset in part by the decrease in payments of $2.5 million associated with the purchase of property, plant and equipment, payments of $2.5 million on our line of credit and payments of cash dividends of $1.5 million.

The Company has an unsecured operating line of credit with an interest rate equal to LIBOR plus 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used to repurchase common shares of the Company’s outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures, and related costs. Outstanding borrowings under this line of credit at June 30, 2005 totaled $5.0 million.  The line of credit is unsecured and matures July 1, 2006.  However, the Company intends to pay off the line of credit during 2005 and therefore it has been classified as current. The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of June 30, 2005, the Company was in compliance with these covenants.

On August 5, 2005, the Company commenced a Dutch auction tender offer for up to 500,000 shares of its common stock, at a price not greater than $22.25 nor less than $21.00 per share.  The tender offer will expire at midnight on September 1, 2005 unless the Company extends the tender offer.  Assuming the Company purchases the maximum of 500,000 shares that it is obligated to purchase pursuant to the offer at a purchase price of $22.25 per share, the Company expects the aggregate cost of such purchase to be approximately $11.3 million, including estimated fees and expenses of approximately $125,000.  The tender offer is expected to be funded with available cash and borrowings under the Company’s $15 million unsecured line of credit.  The Company does not expect the tender offer to affect its capital expenditures.

The complete terms and conditions of the Dutch auction tender offer are contained in an Offer to Purchase and Letter of Transmittal, which are filed as exhibits (a)(1) and (a)(2) to a Tender Offer Statement on Schedule TO that was filed by the Company on August 5, 2005, which is available free of charge by accessing the Securities and Exchange Commission site on the World Wide Web at www.sec.gov.

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

Foreign Currency Risk

During the six months ended June 30, 2005, approximately 57.4 percent of our revenue and 57.9 percent of our expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, and all sales and expenses are translated at average exchange rates for the reported periods.  Therefore, our operating results generally will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

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

Six months ended June 30,	2005	2004
Mexico	11.1	11.2
South Korea	1,016.3	1,166.9
Venezuela	2,061.9	1,845.0

Interest Rate Risk

We have investments included in cash and cash equivalents and long term investments, which by nature are subject to market risk.  At June 30, 2005, we had investments totaling $7.7 million of which $4.6 million were held as municipal obligations, carry an average fixed interest rate of 4.9 percent and mature over a five-year period. A hypothetical one percent change in interest rates would not have a material affect on our liquidity, financial position, or results of operations. Our remaining investments of $3.1 million are not subject to interest rate risk but by their nature are subject to market risk.

The Company’s line of credit carries a variable interest rate. As of June 30, 2005, the Company had $5.0 million in borrowings on this line. The Company does not hedge against changes in interest rates.  An increase in the effective interest rate of 1.0 percent would increase interest expense by $10,000 for every $1.0 million that the Company had outstanding on its line of credit for a full year.

Item 4.       DISCLOSURE CONTROLS AND PROCEDURES

(a)       Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)       Changes in internal controls over financial reporting.  There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company’s shareholders was held on May 27, 2005.  At this meeting, shareholders voted on the following matters (with the indicated tabulated results).

i.       The election of two members of the Board of Directors to serve for full three-year terms expiring in 2008.

Director	For	Against
Kristine F. Hughes	9,659,227	3,973,862
Franz L. Cristiani	13,428,275	204,582

Douglas Faggioli, Pauline Hughes Francis, and Eugene Hughes also serve as directors of the Company, and their terms of office continued after the Annual Meeting.

ii.      The ratification of the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005.

For	13,554,847
Against	68,748
Withheld	9,262

Item 6.       EXHIBITS

a)    Exhibits

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

NATURE’S SUNSHINE PRODUCTS, INC.

Date: August 5, 2005	/s/ Douglas Faggioli
Douglas Faggioli, President & Chief Executive Officer

Date: August 5, 2005	/s/ Craig D. Huff
Craig D. Huff, Executive Vice President,
Chief Financial Officer & Treasurer