Form 10-Q
period 2005-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2005-11-22
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
September 30, 2005	0-8707

NATURE’S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares of Common Stock, no par value, outstanding on November 18, 2005 was 15,276,029 shares.

When we refer in this Form 10-Q to the “Company,” “we,” “our,” and “us,” we mean Nature’s Sunshine Products, Inc., a Utah corporation, together with our subsidiaries.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2005

EXPLANATORY NOTE

STATEMENT REGARDING REVIEW OF FINANCIAL STATEMENTS

As we previously disclosed in our Current Report on Form 8-K dated November 10, 2005, we are currently reviewing selected financial information with respect to certain of our foreign operations.  Accordingly, our independent auditor has not reviewed the accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2005 in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  We believe the accompanying unaudited consolidated financial statements are a fair presentation of the Company’s financial position.  Upon the completion of the review by our independent auditor, we intend to file an amendment to this report to reflect the review of our independent auditor and will reflect material changes, if any, resulting from our review of selected financial information with respect to certain of our foreign operations and the review by our independent auditor.  Completion of a review of the unaudited consolidated financial statements and the filing of the amendment will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3.

In addition, on November 16, 2005, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that, due to the delayed filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2005, we are not currently in compliance with the requirements of Marketplace Rule 4310(c)(14).  The Rule requires us to file with NASDAQ copies of all reports required to be filed with the SEC on or before the date they are required to be filed with the SEC.  The NASDAQ Stock Market notified us that our securities could be delisted from The NASDAQ Stock Market at the opening of business on November 28, 2005, unless we request a hearing appealing the possible delisting with The NASDAQ Stock Market’s Listings Qualifications Panel (the “Panel”) in accordance with the Marketplace Rules 4800 Series.  Such a request for an appeal to the Panel will stay the delisting of our securities pending the Panel’s decision pursuant to Marketplace Rule 4805.  We intend to appeal the possible delisting to the Panel.  We believe we have strong arguments against delisting.

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,075	$36,206
Accounts receivable, net	6,442	6,540
Inventories, net	39,060	36,713
Deferred income tax assets	7,935	4,525
Prepaid expenses and other	10,206	8,522
Total current assets	104,718	92,506

PROPERTY, PLANT AND EQUIPMENT, net	33,666	34,731
LONG-TERM INVESTMENTS	6,753	7,746
DEFERRED INCOME TAX ASSETS, net	5,310	5,734
DEFINITE-LIVED INTANGIBLE ASSETS, net	1,533	1,757
OTHER ASSETS	2,827	2,602
	$154,807	$145,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$9,000	$7,500
Accounts payable	5,792	4,509
Accrued volume incentives	15,442	14,662
Accrued liabilities	19,873	20,665
Income taxes payable	2,635	4,476
Total current liabilities	52,742	51,812

DEFERRED COMPENSATION	1,920	2,045

SHAREHOLDERS’ EQUITY:
Common Stock, no par value; 20,000 shares authorized, 19,446 shares issued	24,580	21,692
Retained earnings	149,144	139,074
Treasury stock, at cost, 4,196 and 4,571 shares, respectively	(54,758)	(51,324)
Accumulated other comprehensive loss	(18,821)	(18,223)
Total shareholders’ equity	100,145	91,219
	$154,807	$145,076

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

	Three Months Ended September 30,
	2005	2004

NET SALES REVENUE (net of the rebate portion of volume incentives of $10,563 and $8,823, respectively)	$87,706	$84,521
COST AND EXPENSES:
Cost of goods sold	16,521	15,515
Volume incentives	34,572	33,363
Selling, general and administrative	31,972	28,861

OPERATING INCOME	4,641	6,782

OTHER INCOME
Interest income	89	94
Interest expense	(55)	(59)
Other income (expense), net	(278)	140
	(244)	175

INCOME BEFORE PROVISION FOR INCOME TAXES	4,397	6,957

PROVISION FOR INCOME TAXES	72	2,350

NET INCOME	4,325	4,607

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(217)	319
Net unrealized holding losses on marketable securities	(2)	(5)
Reclassification adjustment for net realized gains on marketable securities included in net income	(9)	32
	(228)	346

COMPREHENSIVE INCOME	$4,097	$4,953

BASIC NET INCOME PER COMMON SHARE	$0.28	$0.31
WEIGHTED AVERAGE BASIC COMMON SHARES	15,415	15,076
DILUTED NET INCOME PER COMMON SHARE	$0.28	$0.29
WEIGHTED AVERAGE DILUTED COMMON SHARES	15,674	15,654

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended September 30,
	2005	2004

NET SALES REVENUE (net of the rebate portion of volume incentives of $29,454 and $27,930, respectively)	$261,147	$242,720
COST AND EXPENSES:
Cost of goods sold	46,044	45,343
Volume incentives	103,241	92,986
Selling, general and administrative	96,903	89,232

OPERATING INCOME	14,959	15,159

OTHER INCOME
Interest income	213	280
Interest expense	(212)	(73)
Other income (expense), net	(287)	696
	(286)	903

INCOME BEFORE PROVISION FOR INCOME TAXES	14,673	16,062

PROVISION FOR INCOME TAXES	2,313	3,645

NET INCOME	12,360	12,417

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	(558)	(1,573)
Net unrealized holding losses on marketable securities	(23)	(68)
Reclassification adjustment for net realized gains on marketable securities included in net income	(17)	22
	(598)	(1,619)

COMPREHENSIVE INCOME	$11,761	$10,798

BASIC NET INCOME PER COMMON SHARE	$0.81	$0.84
WEIGHTED AVERAGE BASIC COMMON SHARES	15,191	14,846
DILUTED NET INCOME PER COMMON SHARE	$0.80	$0.81
WEIGHTED AVERAGE DILUTED COMMON SHARES	15,543	15,395

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,360	$12,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,675	4,229
Tax benefit from stock option exercises	3,361	966
(Loss) gain on sale of property, plant and equipment	(53)	313
Deferred income taxes	(3,027)	(1,448)
Deferred compensation	(220)	(222)
Changes in assets and liabilities:
Accounts receivable, net	(133)	(1,403)
Inventories, net	(2,558)	(8,523)
Prepaid expenses and other assets	(1,420)	(2,891)
Accounts payable	1,291	2,532
Accrued volume incentives	798	2,170
Accrued liabilities	(835)	6,963
Income taxes payable	(1,850)	1,681
Net cash provided by operating activities	12,389	16,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,561)	(6,061)
Proceeds from sale (purchase) of investments	349	(1,176)
Payments received on long-term receivables	298	478
Proceeds from sale of property, plant and equipment	151	79
Net cash used in investing activities	(2,763)	(6,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from line of credit	1,500	(5,000)
Payment of cash dividends	(2,290)	(2,235)
Purchase of treasury stock	(11,305)	(17)
Proceeds from exercise of stock options	7,390	7,205
Net cash used in financing activities	(4,705)	(47)
EFFECT OF EXCHANGE RATES ON CASH	(52)	(1,201)
NET INCREASE IN CASH AND
CASH EQUIVALENTS	4,869	8,856
CASH AND CASH EQUIVALENTS AT
BEGINNING OF THE PERIOD	36,206	30,665
CASH AND CASH EQUIVALENTS AT
END OF THE PERIOD	$41,075	$39,521

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Per-Share Information)

(Unaudited)

(1)                                 BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The unaudited, condensed consolidated financial statements of Nature’s Sunshine Products, Inc. and subsidiaries (together, the “Company”) included herein have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading.

These unaudited, condensed consolidated financial statements reflect all adjustments, which in the opinion of management are necessary to present fairly the Company’s financial position as of September 30, 2005, and the results of its operations and its cash flows for the periods presented.  All of the adjustments which have been made in these condensed consolidated financial statements are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain reclassifications have been made in the quarter and nine months ended September 30, 2004 consolidated financial statements to conform to the current year presentation.  During the three and nine months ended September 30, 2004, we reclassified to Sales Revenue $904 and $2,619, respectively, of membership fees that were previously recorded as a decrease to selling, general and administrative expenses.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)                                 RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107), delaying the required implementation of SFAS No. 123R.  Under SAB No. 107, SFAS No. 123R was to become effective as of the beginning of the first annual reporting period that began after June 15, 2005.

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

(3)                                 INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$9,662	$8,705
Work in process	1,546	694
Finished goods	27,852	27,314
	$39,060	$36,713

(4)                                 DEFINITE-LIVED INTANGIBLE ASSETS

The composition of the Company’s definite-lived intangible assets is as follows:

	As of September 30, 2005			As of December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Acquired Distributor Networks	$3,213	$1,680	$1,533	$3,213	$1,456	$1,757

As of September 30, 2005, the Company determined that none of its intangible assets are impaired. Amortization expense for intangible assets for the nine months ended September 30, 2005 and 2004, was $224 and $262, respectively.  Estimated amortization expense for the remainder of 2005 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2005 (remainder)	$75
2006	299
2007	299
2008	299
2009	299
Thereafter	262
$1,533

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

As of September 30, 2005, the Company had a total of 570 common stock options outstanding.  These options were granted at fair market value and have a weighted-average exercise price of $9.91 per share.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2005 and 2004.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2005
Basic EPS	$4,325	15,415	$0.28
Effect of stock options	—	259	—
Diluted EPS	$4,325	15,674	$0.28

Three Months Ended September 30, 2004
Basic EPS	$4,607	15,076	$0.31
Effect of stock options	—	578	(0.02)
Diluted EPS	$4,607	15,654	$0.29

Nine months ended September 30, 2005
Basic EPS	$12,360	15,191	$0.81
Effect of stock options	—	352	(0.01)
Diluted EPS	$12,360	15,543	$0.80

Nine months ended September 30, 2004
Basic EPS	$12,417	14,846	$0.84
Effect of stock options	—	549	(0.03)
Diluted EPS	$12,417	15,395	$0.81

For the three months ended September 30, 2005 and 2004, there were outstanding options to purchase 0 and 47 shares of common stock, respectively, that were not included in the computation of Diluted EPS, as their effect would have been anti-dilutive.  For the nine months ended September 30, 2005 and 2004, there were options to purchase 15 and 36 shares of common stock, respectively, that were not included in the computation of diluted EPS, as their effect would have been anti-dilutive.

(6)                                 EQUITY TRANSACTIONS

The Company has declared consecutive quarterly cash dividends since 1988. During the third quarter, the Company paid a dividend of 5 cents per common share payable on August 19, 2005 to shareholders of record on August 10, 2005.  On October 27, 2005, the Company announced a quarterly cash dividend of 5 cents per common share payable on November 18, 2005 to shareholders of record on November 10, 2005.

Common shares held as treasury stock totaled 4,196 at September 30, 2005 compared to 4,571 at December 31, 2004.  Common shares held as treasury stock decreased as a result of common shares issued from treasury stock for the exercise of stock options.

During the third quarter, the Company recorded a $11.3 million increase to treasury stock upon the completion of a Dutch Auction tender offer by repurchasing 513,006 shares of outstanding stock. The Dutch Auction tender was open to all shareholders of the Company including employees.  Employees were required to tender outstanding shares and be at risk consistent with all shareholders; therefore, no compensation cost was recorded for shares repurchased from employees.

(7)                                 OPERATING LINE OF CREDIT

The Company has an operating line of credit with an interest rate equal to LIBOR plus 1.5 percent, which provides for borrowings of up to $15,000.  Borrowings under this line of credit may be used to repurchase shares of the Company’s outstanding common stock under Board-authorized repurchase programs, as well as to fund working capital, capital expenditures, and related costs.  As of September 30, 2005, the Company did not have a common stock repurchase program in place.  The outstanding borrowings under this line of credit at September 30, 2005 totaled $9,000.  The line of credit is unsecured and matures July 1, 2006.  The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of September 30, 2005, the Company was in compliance with these covenants.

(8)                                 ACCUMULATED OTHER COMPREHENSIVE LOSS

The composition of accumulated other comprehensive loss, net of tax, is as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Loss) On Available-For- Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2004	$(18,347)	$124	$(18,223)
Period Change	(557)	(41)	(598)
Balance as of September 30, 2005	$(18,904)	$83	$(18,821)

(9)                                 STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation plans for employees and directors under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2005 and 2004.  Had compensation cost been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

		Three Months Ended September 30,
		2005	2004
Net Income	As reported	$4,325	$4,607
	Stock option expense, net of related tax effects	(11)	(131)
	Pro forma	$4,314	$4,476

Basic Net Income Per Share	As reported	$0.28	$0.31
	Stock option expense, net of related tax effects	(0.00)	(0.01)
	Pro forma	$0.28	$0.30

Diluted Net Income Per Share	As reported	$0.28	$0.29
	Stock option expense, net of related tax effects	0.00	(0.00)
	Pro forma	$0.28	$0.29

		Nine Months Ended September 30,
		2005	2004
Net Income	As reported	$12,360	$12,417
	Stock option expense, net of related tax effects	(151)	(331)
	Pro forma	$12,209	$12,086

Basic Net Income Per Share	As reported	$0.81	$0.84
	Stock option expense, net of related tax effects	(0.01)	(0.03)
	Pro forma	$0.80	$0.81

Diluted Net Income Per Share	As reported	$0.80	$0.81
	Stock option expense, net of related tax effects	(0.01)	(0.02)
	Pro forma	$0.79	$0.79

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

Operating segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$37,343	$33,790	$111,269	$105,956
International	29,921	26,383	88,800	76,646
	67,264	60,173	200,069	$182,602
Synergy Worldwide	20,442	24,348	61,078	60,118
	87,706	84,521	261,147	242,720
Operating Expenses:
Nature’s Sunshine Products:
United States	34,990	31,747	103,569	100,893
International	26,650	23,521	79,875	69,450
	61,640	55,269	183,444	170,343
Synergy Worldwide	21,425	22,471	62,744	57,218
	83,065	77,739	246,188	227,561
Operating Income (Loss):
Nature’s Sunshine Products:
United States	2,353	2,043	7,700	5,063
International	3,271	2,862	8,925	7,196
	5,624	4,905	16,625	12,259
Synergy Worldwide	(983)	1,877	(1,666)	2,900
	4,641	6,782	14,959	15,159
Other Income (Expense), net	(244)	175	(286)	903
Income Before Provision for Income Taxes	$4,397	$6,957	$14,673	$16,062

Segment assets as of September 30, 2005 and December 31, 2004, are as follows:

	September 30, 2005	December 31, 2004
Assets:
Nature’s Sunshine Products:
United States	$84,694	$79,788
International	45,526	40,929
	130,220	120,717
Synergy Worldwide	24,587	24,359
Total Assets	$154,807	$145,076

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

RESULTS OF OPERATIONS

The following table identifies for the three-month periods ended September 30, 2005 and September 30, 2004 (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

	(Dollar Amounts in Thousands) (Unaudited)
	(i)		(ii)
	Income and Expense Items as a Percent of Net sales		Three Months Ended September 30, 2005 to 2004
Income and Expense Items	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent of Change
	2005	2004
Net sales	100.0%	100.0%	$3,185	3.8%

Cost of goods sold	18.8	18.4	1,006	6.5
Volume incentives	39.4	39.5	1,209	3.6
SG&A expenses	36.5	34.1	3,111	10.8
Total operating expenses	94.7	92.0	5,326	6.9
Operating income	5.3	8.0	(2,141)	(31.6)
Other income (expense), net	(0.3)	0.2	(419)	(239.5)
Income before provision for income taxes	5.0	8.2	(2,560)	(36.8)
Provision for income taxes	0.1	2.7	(2,278)	(96.9)
Net income	4.9%	5.5%	$(282)	(6.1)%

The following table identifies for the nine-month periods ended September 30, 2005 and September 30, 2004 (i) the relationship that net income items disclosed in the condensed consolidated financial statements have to total sales, and (ii) the amount and percent of change of such items compared to the corresponding prior period.

	(Dollar Amounts in Thousands) (Unaudited)
	(i)		(ii)
	Income and Expense Items as a Percent of Net Sales		Nine months ended September 30, 2005 to 2004
Income and Expense Items	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percentof Change
	2005	2004
Net sales	100.0%	100.0%	$18,427	7.6%

Cost of goods sold	17.7	18.7	701	1.5
Volume incentives	39.5	38.3	10,255	11.0
SG&A expenses	37.1	36.8	7,671	8.6
Total operating expenses	94.3	93.8	18,627	8.2
Operating income	5.7	6.2	(200)	(1.3)
Other income (expense), net	(0.1)	0.4	(1,189)	(131.7)
Income before provision for income taxes	5.6	6.6	(1,389)	(8.6)
Provision for income taxes	0.9	1.5	(1,332)	(36.5)
Net income	4.7%	5.1%	$(57)	(0.5)%

Net Sales Revenue

Net sales revenue for the three months ended September 30, 2005 was $87.7 million compared to $84.5 million for the same period in the prior year, an increase of approximately 3.8 percent. Net sales revenue for the nine months ended September 30, 2005, was $261.1 million compared to $242.7 million for the same period in the prior year, an increase of approximately 7.6 percent. The increase in net sales revenue for the three and nine months ended September 30, 2005 reflects higher net sales revenue in our International and United States operations due to increased volumes offset in part by a decrease in net sales revenue in our Synergy Worldwide operation.

Our independent sales force consists of Managers and Distributors.  A Distributor interested in earning additional income by committing more time and effort to selling our products may attain the rank of “Manager”.  Appointment as a Manager is dependent upon attaining certain volume levels and demonstrating leadership abilities.  The number of Managers as of September 30, 2005 was approximately 21,600, compared to approximately 18,375 as of December 31, 2004.   The number of Distributors at

September 30, 2005, was approximately 665,000 compared to approximately 666,000 as of December 31, 2004.

Net sales revenue in our United States operation for the three months ended September 30, 2005, was $37.3 million, an increase of approximately 10.5 percent, compared to the same period in the prior year. For the nine months ended September 30, 2005, United States net sales revenue totaled $111.3 million, a 5.0 percent increase over the same period in the prior year.  Net sales revenue in the United States continue to show improvement primarily as the result of increased marketing efforts associated with the Company’s “Habit of Health” Program.  The number of Managers in our United States operation as of September 30, 2005 was approximately 6,830, compared to approximately 5,980 as of December 31, 2004.   The number of Distributors in our United States operation as of September 30, 2005, was approximately 227,000 compared to approximately 223,000 as of December 31, 2004.

Our international operations reported net sales revenue of $29.9 million for the three months ended September 30, 2005, an increase of approximately 13.4 percent compared to the same period in the prior year. For the first nine months, international net sales revenue totaled $88.8 million, a 15.9 percent increase over the same period of the prior year. Third quarter performances were particularly strong in the Russian Federation, Japan and Mexico.  The increase in net sales revenue reflects the continued increase in Distributors and Managers in the Company’s international operations.  The number of Managers in our international operations as of September 30, 2005 was approximately 11,920, compared to approximately 9,730 as of December 31, 2004.   The number of Distributors in our international operations at September 30, 2005 was approximately 326,000 compared to approximately 303,000 as of December 31, 2004.

Net sales revenue in Synergy Worldwide was $20.4 million for the three months ended September 30, 2005, compared to $24.3 million for the same period of the prior year. For the first nine months, Synergy Worldwide net sales revenue totaled $61.1 million, a 1.6 percent increase over the prior year. Synergy Worldwide has international operations in Japan, Thailand, Taiwan, Australia, South Korea, and Singapore.  Operating losses totaled $1.0 million for the third quarter of 2005 compared to operating income of $1.9 million for the same period of the prior year.  Operating losses totaled $1.7 million for the nine months ended September 30, 2005 compared to operating income of $2.9 million for the same period of the prior year.  The decrease in operating income was primarily the result of costs associated with the launch of “on-the-ground” distribution operations in Japan as well as operating losses of $0.4 million in Thailand due to decreases in net sales revenue.  The Company expects these losses to decrease during the remainder of 2005.  The number of Managers in our Synergy Worldwide operation as of September 30, 2005 was approximately 2,848 compared to approximately 2,666 as of December 31, 2004.   The number of Distributors in our Synergy Worldwide operation at September 30, 2005, was approximately 112,000 compared to approximately 139,000 as of December 31, 2004.

Cost of Goods Sold

For the three and nine months ended September 30, 2005, cost of goods sold, as a percent of net sales revenue, were 18.8 and 17.7 percent, respectively, compared to 18.4 and 18.7 percent, respectively, for the same periods in the prior year.  For the third quarter cost of goods sold increased slightly due to inventory charges of $0.2 million associated with Synergy’s conversion to an “on-the-ground” business in Japan.  Year to date cost of goods sold decreased as a percent of sales as a result of sales in Synergy Worldwide which had slightly lower cost of goods sold than our other segments, as well as from increased efficiencies in our manufacturing operations. We expect cost of goods sold to increase slightly, as a percent of net sales revenue, during the remainder of 2005 compared to the three and nine months ended September 30, 2005.

Volume Incentives

Volume incentives are commissions paid to independent sales force members for reaching certain levels of net sales revenue performance and organizational development and are an integral part of our direct sales marketing program.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  For the three and nine months ended September 30, 2005, volume incentives, as a percent of net sales, were 39.4 percent and 39.5 percent, respectively, compared to 39.5 percent and 38.3 percent, respectively, for the same periods in the prior year. We expect volume incentives to remain relatively constant, as a percent of net sales, during the remainder of 2005 compared to the three and nine months ended September 30, 2005.

Selling, General and Administrative

Selling, general and administrative expenses for the three and nine months ended September 30, 2005, increased $3.1 million, or 10.8 percent, and $7.7 million, or 8.6 percent, respectively, compared to the same periods of the prior year primarily as a result of increased selling, general and administrative expenses associated with the expansion of Synergy Worldwide in Japan as well as expenses associated with the expansion of operations in the Russian Federation. Selling, general and administrative expenses as a percent of net sales revenue for the three and nine months ended September 30, 2005 increased to 36.5 percent and 37.1 percent, respectively, compared to 34.1 percent and 36.8 percent, respectively, for the same period in the prior year. For the remaining quarters of 2005, we expect selling, general and administrative expenses, as a percent of net sales, to decrease as compared to the three and nine months ended September 30, 2005 as a result of benefits from cost controls as well as continued growth in net sales revenue.

Income Tax

The effective income tax rate for the three and nine months ended September 30, 2005 was approximately 1.6 percent and 15.8 percent, respectively.  During the third quarter, the Company resolved certain income tax contingencies which resulted in an income tax benefit.  For the balance of the year ending 2005, management expects the effective income tax rate to increase.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased approximately $4.9 million as of September 30, 2005 compared to December 31, 2004. The increase in cash and cash equivalents is primarily the result of cash provided by operating activities of $12.4 million, proceeds of $7.4 million from the exercise of stock options and advances of $1.5 million from the Company’s operating line of credit.  These cash inflows were offset in part by the decrease in payments of $3.6 million associated with the purchase of property, plant and equipment, payments of $11.3 million for the repurchase of the Company’s stock and payments of cash dividends of $2.3 million.

The Company has an unsecured operating line of credit with an interest rate equal to LIBOR plus 1.5 percent, which provides for borrowings of up to $15.0 million.  Borrowings under this line of credit may be used to repurchase common shares of the Company’s outstanding stock under Board-authorized repurchase programs as well as to fund working capital, capital expenditures, and related costs. Outstanding borrowings under this line of credit at September 30, 2005 totaled $9.0 million.  The line of credit is unsecured and matures July 1, 2006. The line of credit contains various terms and conditions, including affirmative and negative financial covenants. As of September 30, 2005, the Company was in compliance with these covenants.

On August 5, 2005, the Company commenced a Dutch auction tender offer for up to 500,000 shares of its common stock, at a price not greater than $22.25 nor less than $21.00 per share.  The tender offer expired at midnight on September 1, 2005.  During the third quarter the Company, pursuant to the tender offer, repurchased 513,057 shares at $21.75 per share.  The tender offer was funded with available cash and borrowings under the Company’s $15 million unsecured line of credit.  The Company does not expect the tender offer to affect its capital expenditures.

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

Foreign Currency Risk

During the nine months ended September 30, 2005, approximately 57.4 percent of our revenue and 57.9 percent of our expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, and all sales and expenses are translated at average exchange rates for the reported periods.  Therefore, our operating results generally will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar.  Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition.  Changes in currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.

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

Nine months ended September 30,	2005	2004
Japan	107.7	108.9
Mexico	11.0	11.3
South Korea	1,020.4	1,162.8
Venezuela	2,087.7	1,869.2

Interest Rate Risk

We have investments included in cash and cash equivalents and long term investments, which by nature are subject to market risk.  At September 30, 2005, we had investments totaling $6.9 million of which $4.6 million were held as municipal obligations, carry an average fixed interest rate of 4.9 percent and mature over a five-year period. A hypothetical one percent change in interest rates would not have a material affect on our liquidity, financial position, or results of operations. Our remaining investments of $2.3 million are not subject to interest rate risk but by their nature are subject to market risk.

The Company’s line of credit carries a variable interest rate. As of September 30, 2005, the Company had $9.0 million in borrowings on this line. The Company does not hedge against changes in interest rates.  An increase in the effective interest rate of 1.0 percent would increase interest expense by $10,000 for every $1.0 million that the Company had outstanding on its line of credit for a full year.

Item 4.    DISCLOSURE CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  However, as we previously disclosed in our Current Report on Form 8-K dated November 10, 2005, we are currently reviewing selected financial information with respect to certain of our foreign operations.  Accordingly, our independent auditor has not reviewed the accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2005 in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission.  Upon the completion of the review by the our independent auditor, we intend to file an amendment to this report to reflect the review of our independent auditor in accordance with Rule 10-01(d) of Regulation S-X and will reflect material changes, if any, including any impact on the effectiveness of our disclosure controls procedures, resulting from our review of selected financial information with respect to certain of our foreign operations and the review by our independent auditor.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of Unregistered Securities

On August 18, 2005, we issued an aggregate of 372 shares of our common stock to certain Managers in consideration for their services.  In undertaking the issuance, we relied upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2005	—		—	—	—
August 1 to August 31, 2005	—		—	—	—
September 1 to September 30, 2005	513,006	(1)	$21.75	513,006	0
Total	513,006		$21.75	513,006	0

(1)                                  On August 4, 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock, and the repurchase of additional shares up to two percent of our outstanding shares, through a Dutch Auction tender offer, which commenced on August 5, 2005 and expired on September 1, 2005.  Pursuant to the Dutch Auction tender offer, we repurchased 513,006 shares at a price of $21.75 per share.

Item 5.    OTHER INFORMATION

(a)                                  Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard Transfer of Listing

On November 21, 2005, we issued a press release announcing that, due to the delayed filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2005, we are not currently in compliance with the requirements of Marketplace Rule 4310(c)(14).  The NASDAQ Stock Market notified us that our securities could be delisted from The NASDAQ Stock Market at the opening of business on November 28, 2005, unless we request a hearing appealing the possible delisting with The NASDAQ Stock Market’s Listings Qualifications Panel (the “Panel”) in accordance with the Marketplace Rules 4800 Series.  Such a request for an appeal to the Panel will stay the delisting of our securities pending the Panel’s decision pursuant to Marketplace Rule 4805.  We intend to appeal the possible delisting to the Panel.  We believe we have strong arguments against delisting.  A copy of the press release is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 6.    EXHIBITS

a)	Exhibits

	31.1	Rule 13a – 14(a) and 15d – 14(a) Certification of Chief Executive Officer

	31.2	Rule 13a – 14(a) and 15d – 14(a) Certification of Chief Financial Officer

	32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	99.1	Press Release dated November 21, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: November 22, 2005	/s/ Douglas Faggioli
Douglas Faggioli, President & Chief Executive Officer

Date: November 22, 2005	/s/ Craig D. Huff
Craig D. Huff, Executive Vice President,
Chief Financial Officer & Treasurer