Form 10-K
period 2006-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2008-10-07
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2006.

OR

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                          to                         ..

Commission file number  0-8707

NATURE’S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

75 East 1700 South

Provo, Utah  84606

(Address of principal executive offices and zip code)

(801) 342-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008 was approximately $82,797,216 based on the closing price of $6.75 as quoted by the National Quotation Bureau’s Pink Sheets on June 30, 2008

The number of shares of Common Stock, no par value, outstanding on June 30, 2008 is 15,510,159 shares.

Documents Incorporated by Reference:  For items incorporated by reference, see List of Exhibits in Item 15 of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this report, including the risks set forth under “Risk Factors” in Item 1A.

Throughout this report, we refer to Nature’s Sunshine Products, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.”

EXPLANATORY NOTE

In this Annual Report on Form 10-K, we are restating our consolidated statement of operations, consolidated statement of changes in shareholders’ equity and comprehensive income (loss), and consolidated statement of cash flows for the year ended December 31, 2004. An overview of the principal adjustments to our financial statements as a result of the restatement is set forth in Note 2 to our consolidated financial statements, set forth in Item 8 of this Report. We are also providing consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for the years ended December 31, 2005 and December 31, 2006. The information set forth in such financial statements for the year ended December 31, 2005 has not been previously filed with the United States Securities and Exchange Commission (the “SEC”), and reflects significant adjustments to the financial statements we filed on Form 10-Q with the SEC for the quarterly periods ended March 31, June 30 and September 30, 2005. The summary of quarterly operations for these periods included in Note 17 to our consolidated financial statements, set forth in Item 8 of this report, has been restated for such adjustments. None of the information set forth in such statements for the year ended December 31, 2006 has been previously filed with the SEC. The restatement of our 2004 and 2005 financial statements reflect changes resulting from errors identified from Management’s comprehensive review of its accounting policies, practices, and financial records, including matters identified by the independent investigation, as discussed below. The Company used all available information in determining the impact of adjustments identified as a result of Management’s review. The restatement adjustments reduced previously reported net sales revenue, pre-tax income, net income and net income per diluted share by $5.7 million, $2.2 million, $5.3 million, and $0.34 per diluted share, respectively, for the year ended December 31, 2004. In addition, it reduced retained earnings as of January 1, 2004 by $85.0 million, of which $71.8 million was related to a correction in the Company’s accounting for the repurchase and retirement of treasury stock resulting in no change in total shareholders’ equity.

We are currently preparing and expect to file the following reports with the SEC subsequent to the filing of this Report:  (i) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, and June 30, 2008; and (ii) the Annual Report on Form 10-K for the year ended December 31, 2007.

PREVIOUSLY FILED ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 AND QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDED MARCH 31, 2005, JUNE 30, 2005, AND SEPTEMBER 30, 2005, HAVE NOT BEEN AND WILL NOT BE AMENDED AND SHOULD NOT BE RELIED UPON.

Internal Investigation

As previously announced, in October 2005, the Audit Committee of our Board of Directors (our “Audit Committee”) commenced an internal investigation regarding certain sales and commission activities involving certain of our foreign operations. The investigation was subsequently expanded to include other matters related to our consolidated financial statements. The Audit Committee engaged a nationally-recognized independent law firm to assist in the investigation and the law firm, in turn, engaged a nationally-recognized independent public accounting firm to provide further assistance. The internal investigation was overseen by a Special Committee comprised of one independent member of the Audit Committee and an outside independent consultant, who later became a director and independent member of the Audit Committee. On March 15, 2006, the Audit Committee received an oral preliminary report on the findings of the investigation through that date (the “Preliminary Report”). Based on issues raised in the Preliminary Report, on March 15, 2006, the Audit Committee determined that the financial statements filed with the SEC in connection with the following previously issued reports of the Company should not be relied upon:

(i) Quarterly Reports on Form 10-Q for each of the first three fiscal quarters of 2005;

(ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (which includes financial statements as of December 31, 2004 and 2003 and for the fiscal years ended December 31, 2004, 2003 and 2002); and

(iii) Quarterly Reports on Form 10-Q for each of the first three fiscal quarters of 2004, 2003 and 2002.

Change in Certifying Accountant

As previously announced, on March 31, 2006, we received a letter from KPMG LLP (“KPMG”) pursuant to which KPMG resigned as our independent registered public accounting firm. Following KPMG’s resignation, we began the process of obtaining a new independent registered public accounting firm. On February 2, 2007, our Audit Committee engaged Deloitte & Touche LLP (“Deloitte”) to serve as our independent registered public accounting firm.

Failure to Report and Delisting

Due primarily to the dedication of a substantial amount of our resources to the review and assessment of information we received in the course of the internal investigation described above, we have been unable to prepare and file periodic reports for periods ending on or after December 31, 2005 as required by the Exchange Act. As a result of our inability to file such reports, on April 5, 2006, the Nasdaq Listing Qualifications Panel determined to delist our common stock from The Nasdaq National Market.

Since April 2006, our common stock has been listed on the Pink Sheets. We intend to seek to be re-listed on a securities exchange when we become current in our financial reporting. There can be no assurance regarding our ability to satisfy the standards for listing on an exchange or that an exchange will approve our listing. Nor can there be any assurance at this time when the re-listing would occur. Continuing to be quoted only on Pink Sheets could adversely affect the trading market—and potentially the market price—of our common stock.

Summary of Restatement and Adjustments

In this Annual Report on Form 10-K, the Company restated its previously filed consolidated financial statements for the year ended December 31, 2004 and its previously reported December 31, 2003 consolidated common stock, treasury stock, retained earnings, and accumulated other comprehensive loss to recognize corrected items that relate to periods prior to January 1, 2004. Beginning retained earnings as of January 1, 2004 was reduced by $85.0 million, of which $71.8 million was related to a correction in the Company’s accounting for the repurchase and retirement of treasury stock, resulting in no net change in shareholders’ equity. For the year ended December 31, 2004, the restatement adjustments reduced previously reported net sales revenue, pre-tax income, net income, and net income per diluted share by $5.7 million, $2.2 million, $5.3 million, and $0.34 per diluted share, respectively.

As a result of additional procedures performed by the Company, 2004 reported net sales revenues and net income were adjusted by the following:

•                           The Company identified that it had inconsistently classified certain rebates, shipping and handling revenues, and other fees and expenses. These classification matters reduced reported net sales revenue by $1.6 million and a corresponding reduction in operating expenses and other income, with no impact on reported net income;

•                           The Company reevaluated the timing of revenue recognition of customer orders and determined that title passed to the customer upon delivery, while the Company had previously recorded revenue upon shipment. The Company also had identified certain errors related to membership fees, and customer deposits. These adjustments related to the timing and recognition of certain revenues reduced reported net sales revenue by $1.0 million and reported pre-tax income by $0.9 million;

•                           The true-up of accounting records for differences between the accounting records of certain foreign subsidiaries and the consolidated financial statements reduced reported net sales revenue by $2.7 million and reported pre-tax income by $0.9 million;

•                           Other matters that arose in the course of completing additional procedures related to the year ended December 31, 2004, reduced reported net sales revenues by $0.4 million and reduced reported pre-tax income by $0.4 million;

•                           Adjustments related to a comprehensive review of the Company’s positions on tax matters reduced reported net income by $3.1 million, primarily as a result of increased tax reserves in certain countries and their effect on the Company’s tax provision and the tax effect of the pre-tax restatement adjustments discussed above.

The nature and impact of these adjustments are described in greater detail in Footnotes 2 and 17 of Item 8 of this Form 10-K.

Legal Proceedings

On July 12, 2007, we announced that the SEC had instituted an administrative proceeding pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), to suspend or revoke the registration of our common stock under Section 12 of the Exchange Act. On November 8, 2007, an administrative law judge in an administrative proceeding issued an Initial Decision to revoke the registration of our common stock because of our failure to file required periodic reports. Shortly thereafter, we filed a petition for review with the SEC. On December 5, 2007, the SEC granted our petition for review. The SEC had scheduled oral argument regarding the Company’s petition on October 1, 2008. The SEC has now rescheduled the oral argument for an unspecified future date.  We cannot predict the outcome of such review at this time. The Initial Decision of the administrative law judge will not become effective prior to the completion of the SEC’s review. We cannot predict what, if any, impact the SEC’s ultimate determination may have on our financial statements or the materiality of such impact, if any. If a final order is issued by the SEC revoking the registration of our common stock, broker-dealers would not be permitted to effect transactions in shares of our common stock until we file a new registration with the SEC under the Exchange Act and that registration is made effective.

Our financial statements set forth in Item 8 of this Report, as well as the Selected Financial Data set forth in Item 6 of this Report, including both the financial information that has been restated from prior filings and financial information that is set forth for the first time in this Report, have been prepared in a manner that incorporates to the extent appropriate all information available to us as of the date hereof. This available information includes updated information of which we are aware resulting from information derived as a result of the internal investigation, and various changes resulting from errors identified in our review of our accounting policies, practices and financial records.

Given the significant delay in the filing of our annual report on Form 10-K for 2006, certain amounts and discussions, as indicated, have been updated to include relevant 2007 and current information as far as practicable to do so.

PART 1

Item 1. Business

The Company

Nature’s Sunshine Products, Inc., founded in 1972 and incorporated in Utah in 1976, together with our subsidiaries, is primarily engaged in the manufacturing and marketing of nutritional and personal care products. We sell our products worldwide to a sales force of independent Distributors who use the products themselves or resell them to other Distributors or consumers.

Our operations are conducted in the United States as well as in various other countries. Our subsidiaries are located in Mexico, Central America, Canada, Venezuela, Dominican Republic, Japan, Ecuador, the United Kingdom, Colombia, Peru, Israel, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, Belarus, China, Poland and Brazil. We export our products to several other countries, including Argentina, Australia, Chile, New Zealand and Norway.

We also sell our products through a separate division, Synergy Worldwide. Synergy Worldwide sells products in Japan, the United States, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, Philippines, Indonesia, the United Kingdom, Germany, Austria, the Netherlands and Australia.

Our principal executive office is located at 75 East 1700 South, Provo, Utah 84606. Our telephone number is (801) 342-4300 and our Internet website address is http://www.natr.com. We make available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file these documents with, or furnish them to, the Securities and Exchange Commission (the “SEC”).

Financial Information by Business Segment

We are principally engaged in one line of business; namely, manufacturing and marketing nutritional and personal care products. We conduct our business through three operating business segments. Two of the operating business segments operate under the Nature’s Sunshine Products name and are based on geographic operations: a United States segment (“NSP United States”) and an international segment (“NSP International”). Our third operating business segment is Synergy Worldwide, a division that was acquired in 2000. Synergy Worldwide offers products with formulations different from those of the Nature’s Sunshine Products offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products. Information by business segment for each of our last three fiscal years for sales revenue and operating income, and information by business segment as of the end of our last two fiscal years for identifiable assets, are set forth in Note 14 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Report.

Products and Manufacturing

Our line of over 700 products includes herbal products, vitamins and mineral supplements, personal care, nutritional drinks, and miscellaneous other products. We purchase herbs and other raw materials in bulk and, after quality control testing, formulate, encapsulate, tablet or concentrate, and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our personal care and other miscellaneous products for us in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that the contract manufacturers have complied with our specifications and standards. Our product lines are described below.

Herbal Products

We manufacture a wide selection of herbal products, which are sold in the form of capsules or tablets. These capsules or tablets contain herb powder or a combination of two or more herb powders. We also produce both single herbs and herb combinations in the form of liquid herbs and extracts. Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base. Extracts are created by dissolving powdered herbs into liquid solvents that separate the key elements of the herbs from the fibrous plant material. For the years ended December 31, 2006, 2005, and 2004, herbal products accounted for approximately 54.0, 53.7, and 52.7 percent of net sales revenue, respectively.

Vitamins and Mineral Supplements

We manufacture a wide variety of single vitamins, which are sold in the form of chewable or non-chewable tablets. We also manufacture several multiple vitamins and mineral supplements, including a line containing natural antioxidants. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form. For the years ended December 31, 2006, 2005, and 2004, vitamin and mineral supplements accounted for approximately 40.3, 40.5, and 41.3 percent of net sales revenue, respectively.

Personal Care Products

We manufacture or contract with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste, and skin cleanser. For the years ended December 31, 2006, 2005, and 2004, personal care products accounted for approximately 2.4, 2.5, and 2.5 percent of net sales revenue, respectively.

Other Products

We manufacture or contract with independent manufacturers to supply a variety of other products, including a variety of nutritional drinks, homeopathic products, and powders. For the years ended December 31, 2006, 2005, and 2004, other products accounted for approximately 3.3, 3.3, and 3.5 percent of net sales revenue, respectively.

Distribution and Marketing

Our independent Distributors (as hereinafter defined) market our products to consumers through direct-selling techniques, as well as sponsor other Distributors. We seek to motivate and provide incentives to our independent Distributors by offering high quality products and providing our Distributors with product support, training seminars, sales conventions, travel programs, and financial benefits.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Columbus, Ohio; Dallas, Texas; and Atlanta, Georgia. Each international operation maintains warehouse facilities with inventory to supply its customers.

Demand for our products is created primarily from our independent Distributors. As of June 30, 2008, we had approximately 718,500 active Distributors worldwide, which included approximately 227,000 Distributors in the United States. A person who joins our independent sales force begins as a “Distributor”. An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor. Each Distributor is required to renew his/her distributorship on a yearly basis; our experience indicates that approximately 45 percent of our Distributors renew annually. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. A Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities. We had approximately 26,800 Managers worldwide as of June 30, 2008, including approximately 7,600 Managers in the United States. Managers resell our products to Distributors within their sales group, sell our products directly to consumers, or use the products themselves. Historically, approximately 60 percent of Distributors appointed as Managers have continued to maintain that status annually.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our United States operation extends short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms which are generally consistent with industry standards within each respective country.

We pay sales commissions (“Volume Incentives”) to our Managers and Distributors based upon the amount of sales group product purchases. Generally, a portion of these Volume Incentives are paid to the applicable Manager as a rebate for product purchases made by the Manager and the Manager’s down-line Distributors. The remaining portion of these Volume Incentives is paid in the form of commissions for purchases made by the Manager’s down-line Distributors. The amounts of Volume Incentives that we paid during the years ended December 31, 2006, 2005, and 2004 are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive Volume Incentives, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, sales convention privileges, and travel.

Source and Availability of Raw Materials

Raw materials used in the manufacture of our products are generally available from a number of suppliers. To date, we have not experienced any major difficulty in obtaining adequate sources of supply. We attempt to ensure the availability of many of our raw materials by contracting, in advance, for our annual requirements. In the past, we have found alternative sources of raw materials when needed. Although there can be no assurance we will be successful in locating such sources in the future, we believe we will be able to do so.

Trademarks and Trade Names

We have obtained trademark registrations of our basic trademark, “Nature’s Sunshine”, and the landscape logo for all of our Nature’s Sunshine product lines. We have also obtained trademark registrations for “Synergy” for all of our Synergy product lines. We hold trademark registrations in the United States and in many other countries. Our customers’ recognition and association of our brands and trademarks with quality is an important element of our operating strategy.

Seasonality

Our business does not reflect significant seasonality.

Inventories

In order to provide a high level of product availability to our independent Distributors and Managers, we maintain a considerable inventory of raw materials in the United States and of finished goods in every country in which we sell our products. Due to different regulatory requirements across the countries in which we sell our products, our finished goods inventories reflect product labels and sometimes product formulations specific for each country. Our inventories are subject to obsolescence due to finite shelf lives.

Dependence Upon Customers

We are not dependent upon a single customer or a few customers, the loss of which we believe would have a material adverse effect on our business.

Backlog

We typically ship orders for our products within 24 hours after receipt. As a result, we have not historically experienced significant backlogs.

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and which sell brands that are, through advertising and promotions, better known to consumers. We compete in the nutritional and personal care industry against companies which sell through retail stores as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, discount stores, etc. In addition to competition with these manufacturers and retailers, we compete for product sales and independent Distributors with many other direct sales companies, including Herbalife, Pharmanex (NuSkin), USANA, Shaklee, Mannatech and Amway. The principal competitors in the retail encapsulated and tableted herbal products market include Nature’s Way, NOW, Rexall Sundown, and Nutraceuticals. We believe that the principal components of competition in the direct sales marketing of nutritional and personal care products are quality, price, and brand recognition. In addition, the recruitment, training, travel, and financial incentives for the independent sales force are important factors.

Research and Development

We conduct research and development activities at our manufacturing facility located in Spanish Fork, Utah. Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $1.9 million, $1.8 million, and $1.7 million in 2006, 2005, and 2004, respectively. During the three years in the period ended December 31, 2006, we did not contract for any third-party research and development.

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

FDA regulations relating specifically to foods and dietary supplements for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic labeling requirements for both foods and dietary supplements. Additionally, Good Manufacturing Practices (“GMPs”) exist for both foods and dietary supplements. The GMPs for dietary supplements became effective August 27, 2007 with a phase-in compliance date of June 2008 for companies with more than 500 employees.

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

Employees

The number of individuals we employed as of June 30, 2008 was 1,177. We believe that our relations with our employees are satisfactory.

International Operations

A significant portion of our net sales are concentrated within the United States, which represents 43.4 percent of net sales in 2006. Outside of the United States, Japan continues to be our largest market, representing 14.4 percent of net sales during 2006. As we continue to expand internationally, our operating results will likely become more sensitive to economic and political conditions in foreign markets, as well as to foreign currency fluctuations.

Year Ended December 31,	2006		2005		2004
Sales Revenue:
United States	$157,132	43.4%	$158,052	44.9%	$192,605	59.2%
Foreign
Japan	52,301	14.4	55,540	15.8	15,544	4.8
Russia	28,394	7.8	23,710	6.8	19,222	5.9
Other	124,395	34.4	114,382	32.5	97,953	30.1
Total Foreign	205,090	56.6	193,632	55.1	132,719	40.8
	$362,222	100.0%	$351,684	100.0%	$325,324	100.0%

Our sales of nutritional and personal care products are established internationally in Japan, Mexico, Central America, Canada, Venezuela, South Korea, Dominican Republic, Ecuador, the United Kingdom, Colombia, Thailand, Peru, Singapore, Israel, Brazil, Taiwan, Malaysia, Indonesia, Philippines, Hong Kong, China, Poland, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, Belarus, Germany, the Netherlands, Austria, and Australia. We also export our products to numerous other countries, including Argentina, Chile, New Zealand, and Norway.

Our international operations are conducted in a manner we believe is comparable with those conducted in the United States; however, in order to conform to local variations, economic realities, market customs, consumer habits, and regulatory environments, differences may exist in the products and in the distribution and marketing programs.

Our international operations are subject to many of the same risks faced by our United States operations, including competition and the strength of the local economy. In addition, our international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The significance of these risks increases as our international operations continue to expand. A significant portion of our long-lived assets are located in the United States, Mexico and Venezuela.

Item 1A. Risk Factors

You should carefully consider the following risks in evaluating our Company and our business. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this report, including the information set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our consolidated financial statements and the related notes. Our business prospects, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading price of our common stock could decline.

Risk Factors Related to Delayed Financial Reporting

The delay in reporting our financial statements and related events has had, and will continue to have, a material adverse effect on us.

Because of the delay in completing our financial statements for the years ended December 31, 2007, 2006, and 2005, and our restatement of prior period financial statements, we have been unable to timely file our required periodic reports with the SEC. This report is being filed after it was due. We have not filed any Quarterly Reports on Form 10-Q since November 2005, we were not able to timely file our Annual Report on Form 10-K for the year ended December 31, 2007 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, and June 30, 2008. As a result of these events, we have become subject to significant risks and occurrences relating to the following matters, which are described in more detail below:

•                  Revocation of our registration under the Exchange Act;

•                  Limitations on access to public capital markets;

•                  Inability of our common stock to trade on a recognized exchange and potential inability to re-list on a recognized exchange;

•                  Inability of registered broker-dealers to effect trades in our outstanding stock;

•                  Impact of material weaknesses in internal control over financial reporting;

•                  Potential changes in tax liabilities; and

•                  Outcome of civil litigation.

We cannot register securities for a public offering or acquisitions until we are current in our financial reporting with the SEC. We also will be unable to repurchase our common stock until we are current in our financial reporting with the SEC.

United States securities laws require that we supply current annual and quarterly financial statements in order for us to be able to register securities for a public offering or an acquisition. Our ability to register securities for a public offering or an acquisition will depend upon retaining our registration under the Exchange Act. If we succeed in doing so, we believe we will be able to register securities for public offerings and acquisitions after we become current. However, we will be ineligible to use “short-form” registration that allows us to incorporate by reference our SEC reports into our registration statements or to use shelf registration until we have filed all of our periodic reports in a timely manner for a period of twelve months. This could increase the costs of selling securities publicly and could significantly delay such sales. We will also be unable to engage in other transactions involving our common stock, including a stock repurchase, until we have become current in our financial reporting.

We have had material weaknesses in our internal controls over financial reporting.

As discussed in Item 9A of this report, Controls and Procedures, our management team for financial reporting, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. As of December 31, 2006, they concluded that our disclosure controls and procedures and that our internal control over financial reporting were not effective. Although we have made and are continuing to make improvements in our internal controls, if we are unsuccessful in our focused effort to permanently and effectively remediate the weaknesses in our internal control over financial reporting over time, it may adversely impact our ability to report our financial condition and results of operations in the future accurately and in a timely manner, and may potentially adversely impact our reputation with stakeholders.

We are subject to ongoing investigations by the SEC and the United States Department of Justice.

In March 2006, we voluntarily disclosed to the SEC certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the SEC has subpoenaed certain documents and voluntarily requested other information in connection with its subsequent investigation related to these events. We are cooperating fully with this investigation. We cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on our financial statements.

In March 2006, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the DOJ has requested that the Company voluntarily provide documents and other information in connection with its subsequent investigation related to these events. The Company is cooperating fully with this investigation. The Company cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on our financial statements.

Taxing authorities may determine that we owe additional taxes from previous years.

As a result of the restatement and delay in our financial reporting, we will likely have to amend previously filed tax returns and reports. Where legal, regulatory or administrative rules require or allow us to amend our previous tax filings, we intend to comply with our obligations under applicable law. To the extent that tax authorities do not accept our conclusions about the tax effects of the restatement, liabilities for taxes could differ from those which have been recorded in our consolidated financial statements. If it is determined that we have additional tax liabilities, there could be an adverse effect on our financial condition, results of operations and cash flows.

In early 2006, the Internal Revenue Service began an audit of the Company’s income tax returns. This audit is ongoing and covers income tax returns for the years 2003 through 2005. We cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of these matters may have on our financial statements.

Litigation arising in connection with our internal investigation and the restatement of our financial statements could adversely affect our financial condition or operations.

As of June 30, 2008, we had one securities class action lawsuit pending against us, former members of our Board of Directors and present and former members of management that relate to the internal investigation and the restatement of our financial statements. The lawsuit and other legal matters in which we have become involved following the announcement of the restatement are described in Item 3, “Legal Proceedings.”  The securities class action lawsuit is currently in the early stages of discovery. The court granted in part the plaintiffs’ motion to certify the class on September 25, 2008. The trial is not scheduled to commence until April 19, 2010. We are not able to predict the outcome of the litigation; however, if we are unsuccessful in our efforts to defend against the allegations raised in the litigation, our business and financial condition would likely be negatively impacted. Among other consequences of a negative outcome of the litigation, we could become obligated to pay damages in an amount, which would adversely affect our financial condition or our operations.

In addition to the possibility that we could become subject to damages resulting from the lawsuit described above, the lawsuit and other legal matters could have a disruptive effect upon the operation of our business and consume the time and attention of our senior management. In addition, we are likely to incur substantial expenses in connection with such matters, including substantial fees for attorneys.

We maintain insurance that may provide coverage for the potential consequences of a negative outcome of the litigation described above. We have given notice to our insurers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of our restatement of our financial statements. There can be no assurance that the insurers will not seek to deny coverage or rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, our ultimate liability will exceed the available insurance.

The matters relating to the internal investigation by our Audit Committee and the restatement of our consolidated financial statements have required us to incur substantial expenses.

As described in the Explanatory Note immediately preceding Part I, Item 1, in this Form 10-K, our Audit Committee conducted an internal investigation, which initially focused on certain of our foreign operations, but subsequently expanded to include other matters related to our financial statements and financial reporting. The internal investigation and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, and has diverted management’s attention from our business.

Risk Factors Related to Our Business

Changes in laws and regulations regarding network marketing may prohibit or restrict our ability to sell our products in some markets.

Network marketing systems are frequently subject to laws and regulations by various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive practices and ensure that sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based upon sales of the product. Failure to comply with these laws and regulations could result in significant penalties. Violations could result from misconduct by an associate, ambiguity in statutes, changes or new laws and regulations affecting our business, and court related decisions. Furthermore, we may be restricted or prohibited from using network marketing plans in some foreign countries.

Our products and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of our major product groups are subject to regulation by numerous, domestic and foreign governmental agencies and authorities. These include the FDA, the FTC, the CPSC, the USDA, and other state regulatory agencies as well as regulatory agencies in the foreign markets in which we operate. The markets in which we operate have varied regulations which often require us to reformulate products for specific markets, conform product labeling to market regulations, and register or qualify products or obtain necessary approvals with the applicable governmental authorities in order to market our products in these markets. Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, limits on advertising, consumer redress, divestitures of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us could materially affect our ability to successfully market our products.

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local, or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations. We can neither predict the nature of such future laws, regulations, interpretations, or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation. Any or all such requirements could have a material negative impact on our financial position, results of operations, and liquidity.

If we are unable to attract and retain independent Distributors, our business could suffer.

We rely on our independent Distributors to market and sell our products through direct marketing techniques, as well as sponsoring other Distributors. Many Distributors sell our product on a part-time basis to friends or associates or use the products for themselves. Our Distributors may terminate their service at any time, and, like most direct selling companies, we experience high turnover among Distributors from year to year. As a result, we need to continue to retain existing Distributors and recruit additional Distributors in order to maintain and/or increase sales in the future.

Several factors affect our ability to attract and retain independent Distributors, including:

•                 any adverse publicity regarding us, our products, our distribution channels or our competitors;

•                 on-going motivation of our independent Distributors;

•                 public’s perceptions about the value and efficacy of our products;

•                 public’s perceptions and acceptance of network-marketing;

•                 general and economic business conditions;

•                 changes to our compensation arrangements with our independent Distributors; and

•                 competition in recruiting and retaining independent Distributors and or market saturation.

We cannot provide any assurance that our independent Distributors will continue to maintain their current levels of productivity or that we will be able to continue to attract and retain Distributors in sufficient numbers to sustain future growth or to maintain present growth levels.

An economic slowdown in the markets in which we do business could reduce consumer demand for our products.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. A general economic slowdown in the markets in which we do business and an uncertain economic outlook may adversely affect consumer spending habits and customer traffic, which may result in lower net sales. A prolonged global economic downturn could have a material negative impact on our financial position, results of operation, and liquidity.

Currency exchange rate fluctuations could lower our revenue and net income.

In 2006, we recognized approximately 57 percent of our revenue in markets outside the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. Because a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As operations expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition.

Availability and integrity of raw materials could become compromised.

We depend on outside suppliers for raw materials. We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We have some agreements for the supply of materials used in the manufacture of our products. We also contract with third-party manufacturers and suppliers for the production of some of our products. In the event we were to lose any significant suppliers and experience any difficulties in finding or transitioning to alternative suppliers, it could result in product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide us the raw materials in the quantities we request or at a price we are willing to pay. We are also subject to the delays caused by any interruption in the production of these materials including weather, crop conditions, transportation interruptions, and natural disasters or other catastrophic events.

Occasionally, our suppliers have experienced production difficulties with respect to our products, including the delivery of materials or products that do not meet our quality control standards. These quality problems have in the past resulted in, and in the future could result in, stock outages or shortages of our products, and could harm our sales and create inventory write-offs for unusable product.

Geopolitical issues and conflicts could adversely affect our business.

Because a substantial portion of our business is conducted outside of the United States, our business is subject to global political issues and conflicts. If these conflicts or issues escalate, it could harm our foreign operations. In addition, changes and actions by governments in foreign markets could harm our business.

Our business is subject to the effects of adverse publicity and negative public perception.

Our ability to attract and retain Distributors, as well as their ability to maintain or grow sales in the future can be affected by either adverse publicity or negative public perception in regards to our industry, our competition, our direct marketing model, the quality or efficacy of nutritional product supplements and ingredients, and our business generally. There can be no assurance we will not be subject to adverse publicity or negative public perception in the future or that it would not have an adverse or material negative impact on our financial position, results of operations, and liquidity.

Taxation and transfer pricing affect our operations.

As a U.S. company doing business in many international markets, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between our Company and our subsidiaries. These pricing laws are designed to ensure that appropriate levels of income and deductions are reported by our U.S. and foreign entities and that they are taxed appropriately. Regulators in the United States and in foreign markets closely monitor our corporate structures, intercompany transactions, and how we effectuate intercompany fund transfers. If regulators challenge our corporate structures, transfer pricing methodologies or intercompany transfers, our operations may be harmed, and our effective tax rate may increase. We are eligible to receive foreign tax credits in the United States for certain foreign taxes actually paid abroad. In the event any audits or assessments are concluded adversely to us, we may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of governmental agencies.

We collect and remit sales tax in states in which we have determined that nexus exists, which results in the collection of sales tax. Other states may, from time to time, claim we have state-related activities constituting a sufficient nexus to require such collection. A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities related to past sales.

Despite our best efforts to be aware of and comply with such laws and changes to the interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to these changes, and such changes could have a material negative impact on our financial position, results of operation, and liquidity.

Our business is subject to intellectual property risks.

Most of our products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers who produce products with many active ingredients in common, and the rapid change and frequent reformulation of products make patent protection impractical. As a result we enter into confidentiality agreements with certain of our employees in our research and development activities, our independent associates, suppliers, directors, officers, and consultants to help protect our intellectual property, investment in research and development activities and trade secrets. We have also obtained trademarks for the Natures Sunshine Products name and logo as well as the Synergy Worldwide name. There can be no assurance that our efforts to protect our intellectual property and trademarks will be successful. Nor can there be any assurance that third-parties will not assert claims against us for infringement of intellectual property rights, which could result in our business being required to obtain licenses for such rights, payment of royalties, or the termination of our manufacturing of infringing products, all of which could have a material negative impact on our financial position, results of operations, and liquidity.

Product liability claims could harm our business.

As a manufacturer and distributor of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury to consumers due to tampering by unauthorized third parties or product contamination. We have historically had a very limited number of product claims or reports from individuals who have asserted that they have suffered adverse consequences as a result of using our products. These matters have historically been settled to our satisfaction and have not resulted in material payments. We have established a wholly owned captive insurance company to provide us with product liability insurance coverage and have accrued an amount that we believe is sufficient to cover probable and reasonable estimable liabilities related to product liability claims based upon our history. There can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations, and liquidity.

Inventory obsolescence due to finite shelf lives could adversely affect our business.

In order to provide a high level of product availability to our independent Distributors and Managers, we maintain a considerable inventory of raw materials in the United States and of finished goods in every country in which we sell our products. Our inventories of both raw materials and finished goods have finite shelf lives. If we overestimate the demand for our products, we could experience significant write-downs on our inventory due to obsolescence. Such write-downs could have a material negative impact on our financial position, results of operations, and liquidity.

System failures could harm our business.

Like many companies, our business is highly dependent upon our information technology infrastructure to effectively and efficiently manage our operations, including order entry, customer billing, accurately tracking purchases and volume incentives, managing accounting, finance, and manufacturing operations. The occurrences of natural disasters or other unanticipated problems could result in interruptions in our day-to-day business that could adversely affect our business. We have a disaster recovery plan in place to mitigate the risk. Nevertheless, there can be no assurance that a long-term failure or impairment of any of our information systems would not adversely affect our ability to conduct our day-to-day business.

The Company could incur obligations relating to the activities of our Distributors.

We sell our products worldwide to a sales force of independent Distributors who use the products themselves or resell them to other Distributors or consumers. In the event that local laws and regulations or the interpretation of locals laws and regulations change and require us to treat our independent Distributors as employees, or if our Distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment related taxes and penalties. Our Distributors also operate in jurisdictions, where local legislation and governmental agencies require us to collect and remit taxes such as sales tax or value added taxes. In addition, there is the possibility that some jurisdictions could seek to hold the Company responsible for false product claims or the negligent actions of an independent Distributor. If the Company were found to be responsible for any of these issues related to our Distributors, it could have a material negative impact on our financial position, results of operations, and liquidity.

Changes in key management.

We believe our success depends in part on our ability to retain our executive officers, and to continue to attract additional qualified individuals to our team. We cannot guarantee the continued service by our key officers. The loss or limitation of any of our executive officers or the inability to attract additional qualified management personnel could have a material negative impact on our financial position, results of operations, and liquidity.

Our business is involved in a market with intense competition.

Our business operates in a market with numerous manufacturers, distributors, and retailers of nutritional products. The market for our products is intensely competitive. Many of our competitors are significantly larger, have greater financial resources, and better name recognition than we do. We also rely on our independent Distributors to market and sell our products through direct marketing techniques, as well as sponsoring other Distributors. Our ability to compete with other direct marketing companies depends greatly on our ability in attracting and retaining our Distributors. In addition, we currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. As a result, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the nutritional market. There can be no assurance that our future operations would not be harmed as a result of changing market conditions and future competition.

Item 1B. Unresolved Staff Comments

On March 23, 2006, we received a letter from the Division of Corporation Finance of the SEC requesting more information on the nature of the internal control weaknesses and potential violations of law disclosed in our Current Report on Form 8-K, filed on March 20, 2006, as well as the potential impact on our financial statements. These staff comments are not yet resolved, but we have responded to these staff comments with a letter to be filed concurrently with this Report.

Item 2. Properties

Our corporate offices are located in two adjacent office buildings in Provo, Utah. The facilities consist of approximately 63,000 square feet and are leased from an unaffiliated third party through lease agreements, which expire in as early as three years but are renewable upon expiration.

Our principal warehousing and manufacturing facilities are housed in a building consisting of approximately 270,000 square feet owned by us and located on approximately ten acres in Spanish Fork, Utah. These facilities support all of our business segments.

We own approximately 60,000 square feet of office and warehouse space in Mexico and approximately 13,000 square feet of office and warehouse space in Venezuela. These facilities support our Nature’s Sunshine Products international segment.

We also own approximately 53 acres of undeveloped land in Springville, Utah and approximately 8 acres of undeveloped land in Provo, Utah.

We lease properties used primarily as distribution warehouses located in Columbus, Ohio; Dallas, Texas; Atlanta, Georgia; and Spanish Fork, Utah; as well as offices and distribution warehouses in Pleasant Grove, Utah, Japan, Mexico, Central America, Canada, Venezuela, South Korea, the Dominican Republic, Ecuador, the United Kingdom, Colombia, Thailand, Peru, Singapore, Israel, Brazil, Taiwan, and Australia. We believe these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs. During 2006, 2005, and 2004, we spent approximately $5.3 million, $3.7 million, and $4.6 million, respectively, for all of our leased facilities.

Item 3. Legal Proceedings

Class Action Litigation

Between April 3, 2006 and June 2, 2006, five separate shareholder class action lawsuits were filed against the Company and certain of our present and former officers and directors in the United States District Court for the District of Utah. These matters were consolidated and on November 3, 2006, the plaintiffs filed a Consolidated Complaint against the Company, our Chief Executive Officer and former director, Douglas Faggioli, our former Chief Financial Officer, Craig D. Huff, and a former director and former Chair of our Audit Committee, Franz L. Cristiani. The Consolidated Complaint asserts three separate claims on behalf of purchasers of our common stock: (1) a claim against Mr. Faggioli and the Company for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that Mr. Faggioli made a series of alleged material misrepresentations to the investing public; (2) a claim against Mr. Faggioli and the Company for violation of Section 10(b) and Rule 10b-5, alleging that Mr. Faggioli made a series of misrepresentations to the Company’s then independent auditor, KPMG, LLP, for the purpose of obtaining unqualified or “clean” audit opinions and review opinions from KPMG concerning certain of our annual and quarterly financial statements; and (3) a claim against Messrs. Faggioli, Huff and Cristiani for violation of Section 20(a) of the Exchange Act, alleging that the individual defendants have “control person” liability for the previously-alleged violations by the Company. The Consolidated Complaint seeks an unspecified amount of compensatory damages, together with interest thereon, litigation costs and expenses, including attorneys’ fees and expert fees, and any such other and further relief as may be allowed by law.

On January 5, 2007, the Company and Messrs. Faggioli, Huff and Cristiani moved to dismiss the Consolidated Complaint in its entirety. On May 21, 2007, the court issued its decision denying the motion in large part, but shortening the proposed class period on one of the Plaintiffs’ claims. On June 6, 2007, the Company and the other defendants answered the Consolidated Complaint, wherein they denied all allegations of wrongdoing and raised a number of affirmative defenses. On November 1, 2007, the Plaintiffs filed their motion for class certification, which the Company opposed. On September 25, 2008, the court granted the Plaintiffs’ motion for class certification in part, establishing the class as all persons who purchased or otherwise acquired the Company’s common stock, and were damaged thereby, from March 16, 2005 to March 20, 2006. On May 9, 2008, at the invitation of the Court based upon recent case law developments, the Company filed a motion to dismiss the Plaintiffs’ second cause of action (a 10b-5 claim based on non-public representations to KPMG). The Plaintiffs opposed this motion. On September 23, 2008, the Court granted the Company’s motion and dismissed the Plaintiffs’ second cause of action.

The case is currently in the early stages of discovery. The trial is not scheduled to commence until April 19, 2010. Although we and the other defendants are vigorously defending against the allegations in the lawsuit, and we intend to continue doing so, we are unable to predict the outcome of this litigation or whether the Company will incur any liability associated to the litigation, or to estimate the effect such outcome would have on the financial condition of the Company.

Threatened Derivative Lawsuits

By letter dated October 4, 2007, a shareholder of the Company alleged that a number of the current and former officers and directors of the Company breached their fiduciary duties to the Company by supposedly engaging in the same alleged wrongdoing that is the subject of the class action lawsuit. The shareholder demanded that the Company take action to recover from the specified officers and directors all damages sustained by the Company as a result of the alleged misconduct, and threatened to commence a derivative action if the Company failed to act on the shareholder’s demand within a reasonable period of time.

On December 26, 2007, before the expiration of the Company’s allotted 90-day period for responding to the demand, the shareholder presented a second but substantively identical demand on the Company, thereby triggering a new 90-day response period. The Company’s Board of Directors responded to this demand on March 20, 2008, rejecting the shareholder’s demands.

On May 21, 2008, this same shareholder filed a summons and complaint in the Fourth Judicial District Court for the State of Utah seeking an order compelling the Company to produce certain books and records to the shareholder. The Company filed its answer to the complaint on June 12, 2008.

Although the Company and the other defendants are vigorously defending against the allegations in the threatened derivative lawsuit above, it is not possible at this time to predict the outcome of this litigation or whether the Company will incur any liability associated to the litigation, or to estimate the effect such outcome would have on the financial condition of the Company.

SEC and DOJ Investigations

In March 2006, we voluntarily disclosed to the SEC certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the SEC has subpoenaed certain documents and voluntarily requested other information in connection with its subsequent investigation related to these events. We are cooperating fully with this investigation. We cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on our financial statements.

In March 2006, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the DOJ has requested that the Company voluntarily provide documents and other information in connection with its subsequent investigation related to these events. The Company is cooperating fully with this investigation. The Company cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on our financial statements.

SEC Section 12(j) Proceeding

On July 12, 2007, we announced that the SEC had instituted administrative proceedings pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock. On November 8, 2007, an administrative law judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock. Shortly thereafter, we filed a petition for review with the SEC. On December 5, 2007, the SEC granted our petition for review. The SEC had scheduled oral argument regarding the Company’s petition on October 1, 2008. The SEC has now rescheduled the oral argument for an unspecified future date.  We cannot predict the outcome of such review at this time. The Initial Decision of the administrative law judge will not become effective pending the review. We cannot presently predict what, if any, impact the SEC’s ultimate determination may have on our financial statements or the materiality of such impact, if any. If a final order is issued by the SEC revoking the registration of our common stock, broker-dealers would not be permitted to effect transactions in shares of our common stock until we file a new registration with the SEC under the Exchange Act and that registration is made effective.

Employee-Related Litigation

One of the Company’s foreign subsidiaries is a defendant in litigation regarding primarily employee-related matters. The Company has recorded accruals of approximately $0.8 million related to this litigation, which is included in accrued liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock was traded on the Nasdaq National Market System (symbol “NATR”) until April 5, 2006, the date that the Nasdaq Listing Qualifications Panel determined to delist our common stock from The Nasdaq National Market. Our stock is currently traded on the Pink Sheets (symbol NATR.PK). The information in the table below reflects the actual high and low sales prices of our stock from January 1, 2006 through April 4, 2006 and the high and low bid information from April 5, 2006 through December 31, 2007.

	Market Prices
2007	Best Ask	Best Bid
First Quarter	$12.60	$11.45
Second Quarter	12.35	10.20
Third Quarter	14.45	11.50
Fourth Quarter	12.50	8.10

	Market Prices
2006	High/Best Ask	Low/Best Bid
First Quarter	$18.88	$10.23
Second Quarter through April 4, 2006	12.64	7.83
Second Quarter from April 5, 2006	12.00	8.46
Third Quarter	12.25	8.15
Fourth Quarter	12.00	9.91

The Pink Sheets quotations (provided for time periods after April 4, 2006) reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Recent Sales of Unregistered Securities

Since October 1, 2005, we have issued and sold the following unregistered securities:

On July 10, 2006, we issued and sold 500 shares of common stock into the market on behalf of Karen Nichols pursuant to a net exercise of stock options granted under our 1995 Stock Plan and payment to Ms. Nichols of cash proceeds in excess of the exercise price, less applicable tax withholdings. No exemption from the registration requirements of Section 5 of the Securities Act is claimed.

On February 1, 2007, we issued and sold 95,690 shares of common stock to Douglas Faggioli, our Chief Executive Officer, for cash consideration in an aggregate amount of $735,665 upon the exercise of stock options granted under our 1995 Stock Plan. This sale is exempt from the registration requirement of Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act.

On February 2, 2007, we issued and sold 61,330 shares of common stock to Eugene L. Hughes, our founder and Director, for cash consideration in an aggregate amount of $471,505 upon the exercise of stock options granted under our 1995 Stock Plan. This sale is exempt from the registration requirement of Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act.

On February 6, 2007, we issued and sold 5,340 shares of common stock to Kent Hastings, our Director of Export Markets, for cash consideration in an aggregate amount of $41,054 upon the exercise of stock options granted under our 1995 Stock Plan. This sale is exempt from the registration requirement of Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act.

On July 27, 2007, we issued and sold 500 shares of common stock to the estate of Robert Schaffer for cash consideration in an aggregate amount of $4,157 upon the exercise of stock options granted under our 1995 Stock Plan. This sale is exempt from the registration requirement of Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act.

Dividends

There were approximately 842 shareholders of record as of June 30, 2008. During 2006 and 2005, the Company paid quarterly cash dividends of $0.05 per common share. The Company expects to continue to pay cash dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	142,590	$ 12.05	—
Equity compensation plans not approved by security holders	140,300	11.85	—
Total	282,890	$ 11.95	—

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on January 1, 2002 along with the composite prices of companies listed in the NASDAQ and our peer group. Standard & Poor’s Investment Services has provided us with this information. The comparisons in the graph are required by regulations of the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies in our peer group are USANA Health Sciences, Inc., Nu Skin Enterprises, Inc., Herbalife International, Inc., and Mannatech, Incorporated.

Item 6. Selected Financial Data

(Dollar and Share Amounts in Thousands, Except for Per Share Information)

The selected consolidated financial data presented below is summarized from our results of operations for each of the three years in the period ended December 31, 2006 (restated for 2004), as well as selected consolidated balance sheet data as of December 31, 2006, 2005, 2004, and 2003. All restatement adjustments relating to periods prior to January 1, 2004 have been presented as adjustments to retained earnings as of December 31, 2003. In light of the substantial time, effort and expense incurred since December 2006 to complete the restatement of our consolidated financial statements for 2004, we have determined that extensive additional efforts would be required to restate all 2003 and 2002 financial data. In particular, turnover of relevant personnel and limitations of systems and data all limit our ability to reconstruct additional financial information for 2003 and 2002. Previously published information for 2003 and 2002 should not be relied upon.

Income Statement Data

	Net Sales Revenue	Cost of Goods Sold	Volume Incentives	Selling, General and Administrative	Operating Income	Income Before Income Taxes	Net (Loss) Income
2006	$ 362,222	$ 68,745	$ 145,827	$ 139,645	$ 8,005	$ 8,629	$ (3,565)
2005	351,684	67,593	144,125	128,381	11,585	11,423	3,504
2004
(as restated)	325,324	61,263	129,752	115,299	19,010	20,702	11,772

Balance Sheet Data

	Working Capital	Current Ratio	Inventories	Property, Plant and Equipment, Net	Total Assets	Long-term Obligations	Shareholders’ Equity
2006	$ 23,968	1.31%	$ 38,639	$ 30,581	$ 148,347	$ 2,190	$ 68,186
2005	27,928	1.40	34,988	34,075	147,286	2,284	75,407
2004
(as restated)	34,181	1.53	35,444	35,869	143,981	3,491	75,854
2003
(as restated)	35,566	1.72	25,062	33,358	123,507	3,586	67,970

Common Share Summary

	Cash Dividend Per Share	Basic Net (Loss) Income Per Share	Diluted Net (Loss) Income Per Share	Basic Weighted Average Shares	Diluted Weighted Average Shares
2006	$ 0.20	$ (0.23)	$ (0.23)	15,344	15,344
2005	0.20	0.23	0.23	15,211	15,515
2004
(as restated)	0.20	0.79	0.76	14,917	15,478

Other relevant nonfinancial data is presented below:

Other Information

	Number of Independent Managers	Square Footage of Property in Use	Number of Company Employees
2006	24,292	852,235	1,181
2005	21,309	816,296	1,100
2004	18,374	921,677	1,069
2003	15,151	806,343	1,037
2002	14,000	863,688	1,037

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Annual Report on Form 10-K, we are restating our consolidated statement of operations, consolidated statement of changes in shareholders’ equity and comprehensive income (loss), and consolidated statement of cash flows for the year ended December 31, 2004. An overview of the principal adjustments to our financial statements as a result of the restatement is set forth in Note 2 to our consolidated financial statements, set forth in Item 8 of this Report. We are also providing consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for the years ended December 31, 2006 and December 31, 2005. The information set forth in such financial statements for the year ended December 31, 2005 has not been previously filed with the United States Securities and Exchange Commission ( the “SEC”), and reflects significant adjustments to the financial statements we filed on Form 10-Q with the SEC for the quarterly periods ended March 31, June 30 and September 30, 2005. The summary of quarterly operations for these periods included in Note 17 to our consolidated financial statements, set forth in Item 8 of this report, has been restated for such adjustments. None of the information set forth in such statements for the year ended December 31, 2006 has been previously filed with the SEC. The restatement of our 2004 and 2005 financial statements reflect changes resulting from errors identified from Management’s comprehensive review of its accounting policies, practices, and financial records, as well as including matters identified by the independent investigation. The Company used all available information in determining the impact of adjustments identified as a result of their review. The restatement adjustments reduced previously reported net sales revenue, pre-tax income, net income and net income per diluted share by $5.7 million, $2.2 million, $5.3 million, and $0.34 per diluted share, respectively, for the year ended December 31, 2004. In addition, it reduced retained earnings as of January 1, 2004 by $85.0 million, of which $71.8 million was related to a correction in the Company’s accounting for the repurchase and retirement of treasury stock resulting in no change in total shareholders’ equity.

As a result of additional procedures performed by the Company, 2004 reported net sales revenues and net income were adjusted by the following:

•      The Company identified that it had inconsistently classified certain rebates, shipping and handling revenues, and other fees and expenses. These classification matters reduced reported net sales revenue by $1.6 million and a corresponding reduction in operating expenses and other income, with no impact on reported net income;

•      The Company reevaluated the timing of revenue recognition of customer orders and determined that title passed to the customer upon delivery, while the Company had previously recorded revenue upon shipment. The Company also had identified certain errors related to membership fees, and customer deposits. These adjustments related to the timing and recognition of certain revenues reduced reported net sales revenue by $1.0 million and reported pre-tax income by $0.9 million;

•      The true-up of accounting records for differences between the accounting records of certain foreign subsidiaries and the consolidated financial statements reduced reported net sales revenue by $2.7 million and reported pre-tax income by $0.9 million;

•      Other matters that arose in the course of completing additional procedures related to the year ended December 31, 2004, reduced reported net sales revenues by $0.4 million and reduced reported pre-tax income by $0.4 million;

•      Adjustments related to a comprehensive review of the Company’s positions on tax matters reduced reported net income by $3.1 million, primarily as a result of increased tax reserves in certain countries and their effect on the Company’s tax provision and the tax effect of the pre-tax restatement adjustments discussed above.

The nature and impact of these adjustments are described in greater detail in Footnotes 2 and 17 of Item 8 of this Form 10-K.

The following discussion highlights the principal factors that have affected our financial condition, results of operations, liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see “Cautionary Statements Regarding Forward-Looking Statements” for the risks, uncertainties and assumptions associated with these forward-looking statements.

OVERVIEW

Our Business, Industry and Target Market

Nature’s Sunshine Products, Inc. and its subsidiaries are primarily engaged in the manufacturing and marketing of herbal products, vitamin and mineral supplements, personal care, and miscellaneous products. Nature’s Sunshine Products, Inc. is a Utah corporation with its principal place of business in Provo, Utah. We sell our products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies.

We market our products in the United States, Mexico, Central America, Canada, Venezuela, the Dominican Republic, Japan, Ecuador, the United Kingdom, Columbia, Peru, Israel, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, Belarus, China, Poland, and Brazil. We also export our products to several other countries, including Argentina, Australia, Chile, New Zealand, and Norway.

We also sell our products through a separate division and operating business segment, Synergy Worldwide, which was acquired in 2000. Synergy Worldwide offers products with formulations different from those of the Nature’s Sunshine Products offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products. Synergy Worldwide sells products in Japan, the United States, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, the Philippines, Indonesia, the United Kingdom, Germany, Austria, the Netherlands and Australia.

In 2006, we experienced healthy net sales revenue growth in our Nature’s Sunshine Products International business segment, while our domestic business segment sales remained flat and our Synergy Worldwide business segment experienced a slight decline in net sales revenue. Over the same period, our cost of goods sold remained constant as a percentage of net sales revenue, but our selling, general and administrative expenses increased somewhat primarily as a result of costs associated with our internal investigation and non-income tax contingencies. As a result, our net operating income remained essentially unchanged. On our consolidated balance sheets, we maintained a fairly consistent profile from 2005 to 2006. The most significant change from 2005 to 2006, an increase in our accrued liabilities from $33.1 million to $43.8 million, was primarily due to an increase in income and non-income tax contingency accruals of $8.6 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Report. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed, generally when the merchandise has been delivered. Amounts received for undelivered merchandise are recorded as deferred revenue. Sales revenue is recorded net of the rebate portion of volume incentives, and a reserve for product returns, which reduces revenue, is accrued based on historical experience. From time to time, the Company’s United States operation extends short-term credit associated with product promotions. In addition, for certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within the country of operation. Payments to Distributors and Managers for sales incentives or rebates are recorded as a reduction of revenue. Membership fees are recorded as revenue over the life of the membership, primarily one year. Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

Inventories

Inventories are stated at the lower-of-cost-or-market, using the first-in, first-out method. The components of inventory cost include raw materials, labor, and overhead. To estimate any necessary lower-of-cost-or-market adjustments, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions.

Self-insurance Liabilities

As a manufacturer and distributor of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury to consumers due to tampering by unauthorized third parties or product contamination. We have historically had a very limited number of product claims or reports from individuals who have asserted that they have suffered adverse consequences as a result of using our products. These matters have historically been settled to our satisfaction and have not resulted in material payments. We have established a wholly owned captive insurance company to provide us with product liability insurance coverage and have accrued an amount that we believe is sufficient to cover probable and reasonable estimable liabilities related to product liability claims based upon our history. However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations, or liquidity.

We self-insure for certain employee medical benefits. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded.

Incentive Trip Accrual

We accrue for expenses for incentive trips associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded. We have accrued convention and meeting costs of approximately $3.8 million at December 31, 2006 and 2005.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. At December 31, 2006 and 2005, the Company did not consider any of its long-lived assets to be impaired.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or income tax and non-income tax contingencies and when a loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially impact our results of operations in the period of adjustment.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

As of December 31, 2006, we have foreign income tax net operating loss carryforwards of $7,092 that will expire at various dates from 2007 through 2011. The Company has approximately $3,348 of foreign tax credits, which begin to expire at various times starting in 2012.

We believe that it is more likely than not that the benefit from certain deferred tax assets, including foreign net operating loss carryforwards and foreign tax credits, will not be realized. In recognition of this risk, we have provided a valuation allowance of $7,822 for certain deferred tax assets, including foreign net operating loss carryforwards and foreign tax credits. If our assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2006 will be accounted for as a reduction of income tax expense.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.

In July 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2006	2005	2004

Net sales revenue	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of goods sold	19.0	19.2	18.8
Volume incentives	40.3	41.0	39.9
Selling, general and administrative	38.5	36.5	35.5
	97.8	96.7	94.2

Operating Income	2.2	3.3	5.8

Other Income (Expense):
Interest and other income, net	0.4	0.2	0.3
Interest expense	(0.2)	(0.2)	—
Foreign exchange (losses) gains, net	—	(0.1)	0.2
	0.2	(0.1)	0.5

Income Before Provision for Income Taxes	2.4	3.2	6.3
Provision for Income Taxes	3.4	2.2	2.7

Net (Loss) Income	(1.0)%	1.0%	3.6%

Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005

With this Annual Report, we have presented our financial statements for our fiscal years 2006 and 2005, incorporating to the extent appropriate all information available to us as of the date hereof. We have not previously filed our financial statements for fiscal years 2006 or 2005.

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2006, was $362.2 million compared to $351.7 million in 2005, an increase of approximately 3.0 percent. During 2006, the increase in net sales revenue is primarily due to continued growth in the Company’s international business segment.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 24,300 and 21,300 at December 31, 2006 and 2005, respectively. Active Distributors totaled approximately 668,600 and 588,100 at December 31, 2006 and 2005, respectively. We anticipate the number of active Distributors to increase as we expand our existing operations, enter new international markets, and as current Distributors grow their businesses.

Net sales revenue related to the NSP United States business segment operations increased approximately 0.1 percent in 2006 to $148.4 million compared to $148.3 million in 2005. This slight increase was the result of both our price increases in our United States market of 1.9 percent in 2006 (due to higher material costs) and a slight decrease in sales volumes of 1.8 percent.

NSP International net sales revenue increased to $130.6 million in 2006 compared to $120.0 million in 2005, an increase of approximately 8.8 percent. The increase in international net sales revenue in 2006 compared to 2005 is primarily the result of continued growth in our operations in Russia, Venezuela, Canada, and Mexico. We implement price increases annually to compensate for foreign currency devaluations and increases in the cost of finished products. Management believes the price increases will be acceptable to its sales force and will result in increased net sales revenue.

Synergy Worldwide net sales revenue decreased to $83.2 million in 2006 compared to $83.4 million in 2005, a decrease of approximately 0.2 percent. The slight decrease in Synergy Worldwide net sales is primarily due to increased competition in the United States and Japanese markets, which have been offset by continued growth in the Korean and South Asian markets. Further information related to the NSP United States, NSP International and Synergy Worldwide business segments is set forth in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased slightly in 2006 compared to 2005 primarily as a result of (1) decreased importation costs in several of our international operations, and (2) increased efficiency gained from our expanded manufacturing facility.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume incentives as a percent of net sales revenue decreased slightly during 2006 as compared to 2005, primarily as a result of the decreased sales revenue in our Synergy Worldwide business segment where volume incentives are slightly higher than in the United States and our other international operations, and as a result of sales in new markets where lower levels of volume incentives were paid.

Selling, General and Administrative

Selling, general and administrative expenses increased $11.2 million in 2006 compared to 2005, from $128.4 million to $139.6 million, as a result of expenses related to the internal investigation previously mentioned of $6.9 million and $5.1 million related to non-income tax contingencies. Selling, general and administrative expenses as a percent of net sales revenue increased to 38.5 percent in 2006 compared to 36.5 percent in 2005. Selling, general and administrative expenses includes general marketing and sales expenses, but not commissions, which are included under Volume Incentives, and also includes research and development expenses and general administrative expenses. The amount, excluding capital expenditures, spent on research and development activities increased slightly, from $1.8 million in 2005 to $1.9 million in 2006.

Income Taxes

The effective income tax rate was 141 percent for 2006, compared to 69 percent for 2005. The effective rate for 2006 differed from the federal statutory rate of 35 percent primarily related to (i) additional tax contingencies, which increased the effective rate by approximately 54 percent, (ii) a change in deferred tax asset valuation allowances which increased the effective rate by approximately 29 percent, (iii) a taxable gain on the sale of intercompany assets eliminated for book purposes which increased the effective rate by approximately 13 percent, (iv) a foreign exchange tax gain on an intercompany payable, which increased the effective rate by 10 percent, and (v) foreign and state tax rate differentials as well as permanent nondeductible or deductible items accounting for the remaining increase.

The effective rate for 2005 differed from the federal statutory rate of 35 percent primarily due to additional tax contingencies which increased the effective rate by approximately 39 percent, and foreign and state tax rate differentials, as well as permanent nondeductible or deductible items accounting for the remaining increase.

Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004

With this Annual Report, we have presented both our financial statements for our fiscal year 2005 and our restated financial statements for our fiscal year 2004, incorporating to the extent appropriate all information available to us as of the date hereof. The restatement of our financial statements reflects changes resulting from errors identified from Management’s comprehensive review of its accounting policies, practices, and financial records, as well as matters identified by the independent investigation. We have not previously filed our financial statements for fiscal year 2005.

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2005, was $351.7 million compared to $325.3 million in 2004, an increase of approximately 8.1 percent. During 2005, the increase in net sales revenue is primarily due to continued growth in the Company’s international business segment as well as expansion of the Company’s Synergy Worldwide business segment, which operates primarily in Asia.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 21,300 and 18,400 at December 31, 2005, and 2004, respectively. Active Distributors totaled approximately 588,100 and 562,000 at December 2005 and 2004, respectively.

Net sales revenue related to the NSP United States business segment operations increased approximately 4.7 percent in 2005 to $148.3 million compared to $141.6 million in 2004. This increase is the result of price increases of 1.3 percent in our United States market that went into effect in 2005 due to higher raw material costs, and increased sales volumes of 3.4 percent as a result of an increase in the number of Distributors in the United States.

NSP International net sales revenue increased to $120.0 million in 2005 compared to $102.9 million in 2004, an increase of approximately 16.6 percent. The increase in international net sales revenue in 2005 is primarily the result of continued growth in our operations in Russia and Ukraine of approximately $11.3 million or 50 percent, Canada of $1.8 million or 17 percent, Japan of $2.3 million or 38 percent, and Mexico of $1.8 million or 7 percent over the prior years, respectively. These increases are the results of developing new markets and growth in the number of Distributors as a result of strengthening Distributor relationships in existing markets.

Synergy Worldwide net sales revenue increased to $83.4 million in 2005 compared to $80.9 million in 2004, an increase of approximately 3.1 percent. The increase in sales is primarily the result of continued growth in the segment’s Singapore, Philippines, Indonesia and Malaysia markets as a result of the number of Distributors nearly doubling in these markets. Further information related to the NSP United States, NSP International and Synergy Worldwide business segments is set forth in the Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue increased in 2005 compared to 2004 primarily as a result of increased costs for raw materials, packaging, and manufacturing, which were partially offset by decreased importation costs in several of our international operations, increased efficiency gained from our expanded manufacturing facility, and increased net sales revenue in our Synergy Worldwide operations where costs of goods sold are lower as a percent of net sales revenue.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume incentives as a percent of net sales revenue increased slightly during 2005 as compared to 2004, primarily as a result of the increased sales revenue in our Synergy Worldwide business segment where volume incentives are slightly higher than in the United States and our other international operations.

Selling, General and Administrative

Selling, general and administrative expenses increased $13.1 million in 2005 compared to 2004, of which $9.3 million is a result of increased sales within the US, International, and Synergy Worldwide segments, and costs related to the internal investigation previously mentioned of $0.4 million. Selling, general and administrative expenses as a percent of net sales revenue increased to 36.5 percent in 2005 compared to 35.5 percent in 2004. This category includes costs for research and development, distribution, and incentive programs such as our conventions. The amount spent on research and development activities, excluding capital expenditures, increased slightly, from $1.7 million in 2004 to $1.8 million in 2005.

Income Taxes

The effective income tax rate was 69 percent for 2005, compared to 43 percent for 2004. The effective rate for 2005 differed from the federal statutory rate of 35 percent primarily because of additional foreign tax contingencies, which increased the effective rate by approximately 39 percent, and foreign and state tax rate differentials, as well as permanent nondeductible or deductible items accounting for the remaining increase.

The effective rate for 2004 differed from the federal statutory rate of 35 percent primarily as a result of additional tax contingencies which increased the effective rate by approximately 11 percent, and change in foreign tax credits which decreased the effective rate by approximately 7 percent and foreign and state tax rate differentials, as well as permanent nondeductible or deductible items accounting for the remaining increase.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, capital assets, inventory purchases, funding of international expansion, and the payment of quarterly dividends. We have generally relied upon cash flows from operations to fund operating activities, and have at times drawn on an operating line of credit in order to fund stock repurchases and other strategic transactions. At December 31, 2006, we had $39.1 million in cash and cash equivalents and $6.1 million in investments, which was available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

As of December 31, 2006, working capital was $24.0 million, compared to $27.9 million as of December 31, 2005. The decrease in our working capital was primarily due to an increase in tax contingency accruals of $8.6 million in 2006, which was partially offset by increases in cash and inventory of $1.2 million and $3.7 million, respectively.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Operating activities	$14,252	$17,012	$17,368
Investing activities	(3,959)	(3,679)	(5,748)
Financing activities	(9,303)	(7,256)	(4,074)

Operating Activities

For the year ended December 31, 2006, we generated cash from operating activities of $14.3 million compared to $17.0 million in 2005. The decrease in cash generated from operating activities was primarily due to our net loss of $3.6 million for 2006 compared to net income of $3.5 million the previous year, as well as increases in the cash used to purchase inventory, the timing of payments and accruals for accrued volume incentives, changes in deferred income tax assets and liabilities, and a decrease in the tax benefit related to the exercise of stock options from 2005 to 2006. This decrease was offset by decreases in the use of cash for accounts receivable due to higher receivable turnover, prepaids and other assets, as well as the timing of payments in accounts payable and accrued liabilities. Approximately $8.6 million of the increase in accrued liabilities was related to accruals for income and non-income tax contingencies. Cash flows provided by operating activities in 2004 were approximately $17.4 million.

Investing Activities

For the year ended December 31, 2006, net cash flow used in investing activities was approximately $4.0 million which included $2.7 million related to capital expenditures for equipment, computer systems, and software, and $0.8 million for the acquisition of intangibles related to the purchase of product formulations.

For the year ended December 31, 2005, net cash flow used in investing activities was approximately $3.7 million, which included $4.3 million of capital expenditures for equipment, computer systems and software, as well as leasehold improvements made to enhance existing operations, as well as the expansion of international markets.

For the year ended December 31, 2004, cash flow used in investing activities was approximately $5.7 million, which consisted primarily of capital expenditures of $8.3 million. The high level of capital expenditures in 2004 was primarily due to the expansion of our Synergy Worldwide business segment. This use of cash was offset by $2.3 million in net proceeds related to the net sales of investments, and $0.2 million related to the sale of equipment.

Financing Activities

For the years ended December 31, 2006, 2005, and 2004, cash flows used for financing activities were approximately $9.3 million, $7.3 million, and $4.1 million, respectively. In 2006, we used funds of $7.0 million to pay off our outstanding line of credit. Additional information with respect to the line of credit is set forth in Note 7 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Report.

During 2005, we used cash of approximately $11.4 million to purchase approximately 513,000 shares at $22.15 per share and, during 2004, we used $17.0 million (including related fees) to purchase 1,000,000 of our shares in a Dutch Auction tender of $16.50 per share. These Dutch Auction tenders were open to all shareholders of the Company, including employees. As of December 31, 2006, there were no plans approved by the Board of Directors to purchase any additional shares.

During 2006, 2005, and 2004, we used cash of $3.1 million, $3.1 million, and $3.0 million to pay quarterly cash dividend payments, respectively. We expect to continue to pay cash dividends in the future.

The uses of cash for financing activities above were partially offset by proceeds received from option holders exercising their options of $0.6 million, $7.7 million, and $13.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2006 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases obligations	$10,894	$4,625	$5,248	$721	$300
Purchase obligations(1)	8,301	8,301	—	—	—
Other long-term liabilities reflected on the balance sheet(2)	1,594	—	—	—	1,594
Total	$20,789	$12,926	$5,248	$721	$1,894

(1)   Purchase obligations include non-cancelable purchase agreements for both botanical and non-botanical raw materials related to our forecasted 2007 production estimates, as well as related packaging materials.

(2)   The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes). The deferrals become an obligation owed to the participant by the Company under the plan. Upon separation of the participant from the service of the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years. As we cannot easily determine when our officers and key employees will separate from the Company, we have classified the obligation greater than five years for payment.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the statement of income based on their fair values. This accounting utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. We adopted SFAS No. 123(R) using the “modified prospective” transition method. Under this transition method, compensation expense was recognized beginning January 1, 2006, based on the requirements of SFAS No. 123(R) for all stock options vesting after December 31, 2005. The impact of adopting SFAS No. 123(R) was immaterial to our net income and earnings per common share for the year ended December 31, 2006. See Notes 1 and 10 to Consolidated Financial Statements for more information.

On January 1, 2006, we adopted SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report a change in such circumstances. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.”  SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The restatement discussed in Note 2 of the Consolidated Financial Statements was accounted for and reported in accordance with SFAS No. 154. The impact of adopting SFAS No. 154 was immaterial to the net loss and net loss per share for the year ended December 31, 2006.

On January 1, 2006, we adopted SFAS No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4”, which requires certain inventory related costs including abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to be expensed as incurred. In addition, the statement also requires that the allocation of fixed production costs to conversion costs be based on the normal capacity of the production facilities. The adoption of this standard did not have a material effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which became effective for the Company on January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies to assets and liabilities that are required to be recorded at fair value under other accounting standards. In February 2008, the FASB issued FASB Staff Position FAS No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157”, which delays the Company’s January 1, 2008, effective date of FSP No. 157-2 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually) until January 1, 2009. We adopted SFAS No. 157 on January 1, 2008, and that adoption did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Although this statement is voluntary, it is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We adopted SFAS No. 159 on January 1, 2008, and the adoption of the standard did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective January 1, 2009, and will be applied prospectively. The effect of adopting SFAS No. 141R will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interest as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interest. The Company is currently evaluating the impact of SFAS 160 on the Company’s consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 expresses the views of the SEC regarding the use of a “simplified” or “shortcut” method, as discussed in SAB No. 107, “Share-Based Payment”, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The guidance in SAB 110 is effective as of January 1, 2008. The adoption of SAB 110 did not have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We conduct business in several countries and intend to continue to expand our international operations. Net sales revenue, operating income, and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political, and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in United States laws and regulations relating to international trade and investment.

Foreign Currency Risk

During the year ended December 31, 2006, approximately 56.6 percent of our net sales revenue and approximately 53.1 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, and all revenues and expenses are translated at average exchange rates for the periods reported. Therefore, reported sales and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. Changes in currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading, or speculating on foreign exchange rate fluctuations.

The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the currencies in which sales revenue exceeded $10.0 million during any of the years presented.

Year ended December 31	2006	2005	2004
Canada (Dollar)	1.1	1.2	1.3
Japan (Yen)	116.3	109.9	108.1
Mexico (Peso)	10.9	10.9	11.3
Venezuela (Bolivar)	2,145.9	2,100.8	1,879.9

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar if they are considered material to the consolidated financial statements. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. There were no countries considered to have a highly inflationary economy during 2004, 2005, or 2006.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of marketable securities. On December 31, 2006, we had investments of $6.1 million of which $5.0 million were municipal obligations, which carry an average fixed interest rate of 4.9 percent and mature over a 5-year period. A hypothetical 1 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	39

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005	40

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004 (AS RESTATED)	41

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004 (AS RESTATED)	42

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004 (AS RESTATED)	43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule (as restated for 2004), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated the accompanying 2004 consolidated financial statements and financial statement schedule.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and our report dated October 6, 2008 disclaimed an opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting because of a scope limitation and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses and the effects of a scope limitation.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

October 6, 2008

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

As of December 31	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$39,061	$37,875
Accounts receivable, net of allowance for doubtful accounts of $1,129 and $1,984, respectively	6,409	8,313
Investments available for sale	6,054	5,577
Inventories	38,639	34,988
Deferred income tax assets	5,727	5,297
Prepaid expenses and other current assets	6,049	5,473
Total current assets	101,939	97,523
Property, plant and equipment, net	30,581	34,075
Investment securities	1,594	1,867
Intangible assets	755	—
Deferred income tax assets	5,732	5,417
Other assets	7,746	8,404
	$148,347	$147,286
Liabilities and Shareholders’ Equity
Current Liabilities:
Line of credit	$—	$7,000
Accounts payable	6,529	6,271
Accrued volume incentives	15,247	15,382
Accrued liabilities	43,816	33,076
Deferred revenue	4,814	4,677
Income taxes payable	7,565	3,189
Total current liabilities	77,971	69,595
Deferred compensation payable	1,594	1,867
Other liabilities	596	417
Total long-term liabilities	2,190	2,284

Commitments and Contingencies (Notes. 7, 10, and 13)

Shareholders’ Equity:
Common stock, no par value; 20,000 shares authorized, 15,348 and 15,282 shares issued and outstanding at December 31, 2006 and 2005, respectively	64,795	64,029
Retained earnings	20,451	27,085
Accumulated other comprehensive loss	(17,060)	(15,707)
Total shareholders’ equity	68,186	75,407
	$148,347	$147,286

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

Year Ended December 31	2006	2005	2004
			(As Restated)
Net Sales Revenue (net of the rebate portion of volume incentives of $41,344, $39,453, and $37,099, respectively)	$362,222	$351,684	$325,324
Costs and Expenses:
Cost of goods sold	68,745	67,593	61,263
Volume incentives	145,827	144,125	129,752
Selling, general and administrative	139,645	128,381	115,299
	354,217	340,099	306,314
Operating Income	8,005	11,585	19,010
Other Income (Expense):
Interest and other income, net	1,319	821	1,056
Interest expense	(609)	(730)	(156)
Foreign exchange (losses) gains, net	(86)	(253)	792
	624	(162)	1,692
Income Before Provision for Income Taxes	8,629	11,423	20,702
Provision for Income Taxes	12,194	7,919	8,930
Net (Loss) Income	$(3,565)	$3,504	$11,772

Basic Net (Loss) Income Per Common Share	$(0.23)	$0.23	$0.79
Diluted Net (Loss) Income Per Common Share	$(0.23)	$0.23	$0.76
Basic Common Shares Outstanding	15,344	15,211	14,917
Diluted Common Shares Outstanding	15,344	15,515	15,478

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Retained	Treasury	Comprehensive
	Shares	Value	Earnings	Stock	Income (Loss)	Total
Balance at January 1, 2004 (As previously reported)	19,446	$25,437	$124,997	$(54,833)	$(18,259)	$77,342
Effects of restatement (Note 2)	(5,267)	16,952	(84,981)	54,833	3,824	(9,372)
Balance at January 1, 2004 (As restated)	14,179	42,389	40,016	—	(14,435)	67,970
Common stock repurchased and retired (as restated)	(1,002)	(3,985)	(13,014)	—	—	(16,999)
Common stock issued under stock option plan (as restated)	1,698	13,426	—	—	—	13,426
Tax benefit related to exercise of stock options	—	3,337	—	—	—	3,337
Cash dividends	—	—	(3,001)	—	—	(3,001)
Components of comprehensive income (loss):
Foreign currency translation (net of tax of $326) (as restated)	—	—	—	—	(606)
Net unrealized losses on investment securities (net of tax of $11)	—	—	—	—	(18)
Reclassification adjustment for net realized gains on investment securities included in net income (net of tax of $18)	—	—	—	—	(27)
Net income (as restated)	—	—	11,772	—	—
Total comprehensive income (as restated)						11,121
Balance at December 31, 2004 (As restated)	14,875	55,167	35,773	—	(15,086)	75,854
Common stock repurchased and retired	(513)	(2,224)	(9,139)	—	—	(11,363)
Common stock issued under stock option plan	920	7,660	—	—	—	7,660
Tax benefit related to exercise of stock options	—	3,426	—	—	—	3,426
Cash dividends	—	—	(3,053)	—	—	(3,053)
Components of comprehensive income (loss):	—
Foreign currency translation (net of tax of $308)	—	—	—	—	(573)
Net unrealized losses on investment securities (net of tax of $17)	—	—	—	—	(28)
Reclassification adjustment for net realized gains on investment securities included in net income (net of tax of $12)	—	—	—	—	(20)
Net income	—	—	3,504	—	—
Total comprehensive income						2,883
Balance at December 31, 2005	15,282	64,029	27,085	—	(15,707)	75,407
Common stock issued under stock option plan	66	551	—	—	—	551
Tax benefit related to exercise of stock options	—	215	—	—	—	215
Cash dividends	—	—	(3,069)	—	—	(3,069)
Components of comprehensive income (loss):
Foreign currency translation (net of tax of $738)	—	—	—	—	(1,371)
Net unrealized gains on investment securities (net of tax of $18)	—	—	—	—	27
Reclassification adjustment for net realized gains on investment securities included in net loss (net of tax of $6)	—	—	—	—	(9)
Net loss	—	—	(3,565)	—	—
Total comprehensive loss						(4,918)
Balance at December 31, 2006	15,348	$64,795	$20,451	$—	$(17,060)	$68,186

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

Year Ended December 31	2006	2005	2004
			(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,565)	$3,504	$11,772
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	(441)	460	149
Depreciation and amortization	6,224	5,959	5,368
Tax benefit from stock option exercises	(215)	3,426	3,337
Loss (gain) on sale of property, plant and equipment	50	(42)	311
Deferred income taxes	(2,685)	1,108	(2,082)
Amortization of bond discount	69	72	83
Purchase of trading investment securities	(167)	(261)	(140)
Proceeds from sale of trading investment securities	570	531	477
Realized and unrealized (gains) losses on investments	(157)	68	(37)
Amortization of prepaid taxes related to gain on intercompany sales	1,280	—	—
Foreign exchange (gains) losses	497	701	(623)
Changes in assets and liabilities:
Accounts receivable	2,720	1,281	(4,592)
Inventories	(3,423)	84	(10,029)
Prepaid expenses and other current assets	178	483	873
Other assets	(951)	(5,876)	802
Accounts payable	(893)	(31)	2,492
Accrued volume incentives	(235)	2,408	1,936
Accrued liabilities	11,121	2,357	6,663
Deferred revenue	137	(425)	192
Income taxes payable	4,411	1,400	603
Deferred compensation payable	(273)	(195)	(187)
Net cash provided by operating activities	14,252	17,012	17,368
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,718)	(4,284)	(8,320)
Proceeds from sale of investments available for sale	1,396	1,718	8,153
Purchase of investments available for sale	(1,901)	(1,317)	(5,823)
Purchase of intangible assets	(763)	—	—
Proceeds from sale of property, plant and equipment	27	204	242
Net cash used in investing activities	(3,959)	(3,679)	(5,748)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	4,643	27,000	11,000
Payments on line of credit	(11,643)	(27,500)	(8,500)
Repurchase and retirement of common stock	—	(11,363)	(16,999)
Payments of cash dividends	(3,069)	(3,053)	(3,001)
Proceeds from exercise of stock options	551	7,660	13,426
Tax benefit from stock option exercises	215	—	—
Net cash used in financing activities	(9,303)	(7,256)	(4,074)
Effect of exchange rates on cash and cash equivalents	196	(895)	(153)
Net increase in cash and cash equivalents	1,186	5,182	7,393
Cash and cash equivalents at beginning of the year	37,875	32,693	25,300
Cash and cash equivalents at end of the year	$39,061	$37,875	$32,693

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,015	$2,867	$5,294
Cash paid for interest	297	388	113
Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$138	$133	$44

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share information)

NOTE 1: NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Nature’s Sunshine Products, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) are primarily engaged in the manufacturing and marketing of herbal products, vitamin and mineral supplements, personal care, and miscellaneous products. Nature’s Sunshine Products, Inc. is a Utah corporation with its principal place of business in Provo, Utah. The Company sells its products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

The Company markets its products in the United States, South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Central America, Colombia, the Dominican Republic, Ecuador, Peru, the United Kingdom, Austria, Germany, the Netherlands, Israel, Taiwan, Thailand, Singapore, Indonesia, Malaysia, the Philippines, Australia, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, and Belarus. The Company also exports its products to several other countries, including Argentina, Australia, Chile, New Zealand, and Norway.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of Nature’s Sunshine Products, Inc. and its subsidiaries. At December 31, 2006, 2005 and 2004, all of the Company’s subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, in these financial statements and accompanying notes. Actual results could differ from these estimates and those differences could have a material effect on the Company’s financial position and results of operations.

The significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its evaluation of impairment of long-lived assets, the determination of liabilities related to Distributor and Manager incentives, the determination of income tax assets and liabilities, certain other non-income tax and value-added tax contingencies, legal contingencies, share-based compensation, and the valuation of investments. In addition, significant estimates form the basis for allowances with respect to the collection of accounts receivable, inventory valuations and self-insurance liabilities associated with product liability and medical claims. Various assumptions and other factors enter into the determination of these significant estimates. The process of determining significant estimates takes into account historical experience and current and expected economic conditions.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company’s cash deposits either exceed the United States federally insured limit or are located in countries that do not have government insured accounts or are subject to tax withholdings when repatriating earnings.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Accounts Receivable Allowances

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

Investment Securities

The Company’s investment securities, which are generally categorized as available-for-sale securities, are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss) in shareholders’ equity. Unrealized losses on available-for-sale securities that are determined to be other than temporary are included in the determination of net income in the period in which that determination is made. The cost of the securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities are included in interest and other income.

The Company also has certain investment securities classified as trading securities. The Company maintains its trading securities portfolio to generate returns that are offset by corresponding changes in certain liabilities related to the Company’s deferred compensation plans (see Note 12). The trading securities portfolio consists of marketable securities, which are recorded at fair value and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a rabbi trust to finance obligations under the plan. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, investments, accounts payable and line of credit. The carrying values of these financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Inventories

Inventories are stated at the lower-of-cost-or-market, using the first-in, first-out method. The components of inventory cost include raw materials, labor and overhead. To estimate any necessary lower-of-cost-or-market adjustments, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning, and market conditions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for buildings range from 20 to 50 years, building improvements range from 7 to 10 years, machinery and equipment range from 2 to 10 years, and furniture and fixtures range from 2 to 5 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred, and major improvements are capitalized.

Intangible Assets

Intangible assets consist of purchased product formulations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 15 years. Intangible assets, net of accumulated amortization, totaled $755 at December 31, 2006. The Company had no intangible assets at December 31, 2005.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. At December 31, 2006 and 2005, the Company did not consider any of its long-lived assets to be impaired.

Foreign Currency Translation

The local currency of the foreign subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies. The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive income (loss), net of income taxes. Foreign currency transaction gains and losses are included in interest and other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. There were no countries considered to have a highly inflationary economy during 2004, 2005, or 2006.

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed, generally when the merchandise has been delivered. Amounts received for undelivered merchandise are recorded as deferred revenue. Sales revenue is recorded net of the rebate portion of volume incentives. A reserve for product returns, which reduces revenue, is accrued based on historical experience. From time to time, the Company’s United States operation extends short-term credit associated with product promotions. In addition, for certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within the country of operation. Payments to Distributors and Managers for sales incentives or rebates are recorded as a reduction of revenue. Membership fees are deferred and amortized as revenue over the life of the membership, which is primarily one year. Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

Amounts billed to customers for shipping and handling are reported as a component of net sales revenue. Shipping and handling revenues of approximately $10,131, $9,110, and $15,006 were reported as net sales revenue for the years ended December 31, 2006, 2005, and 2004, respectively. The corresponding shipping and handling expenses are reported in selling, general and administrative expenses and approximated the amounts reported as net sales revenue.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales) as permitted by Emerging Issues Task Force (EITF) 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement (that is, Gross versus Net Presentation)”.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2006, 2005, and 2004 totaled approximately $1,453, $1,665, and $2,036, respectively.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $1,920, $1,754, and $1,656 in 2006, 2005 and 2004, respectively.

Income Taxes

Income taxes are recorded using the asset and liability method. This method recognizes a liability or asset for the deferred income tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realization of its deferred tax assets, the Company considers all available positive and negative evidence, including past operating results and forecasts of future taxable income, including tax planning strategies. These forecasts require significant judgment and assumptions to estimate future taxable income and are based on the plans and estimates that the Company uses to manage its business. The Company has established a valuation allowance against its deferred tax assets in each jurisdiction where it cannot conclude that it is more likely than not that such assets will be realized. In the event that actual results differ from the forecasts or the Company adjusts the forecasts or assumptions in the future, the resulting change in the valuation allowance could have a significant impact on future income tax expense (see Note 10).

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of the Company’s business there are calculations and transactions, including transfer pricing, where the ultimate tax determination is uncertain. In addition, changes in tax laws and regulations as well as adverse judicial rulings could adversely affect the income tax provision. The Company believes that it has adequately provided for income tax issues not yet resolved with federal, state, local and foreign tax authorities. However, if these provided amounts prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which the Company determines that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds the Company’s estimate of tax liabilities, an additional charge to expense would be required.

Net Income Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Net Income (Loss) Per Share Amount
Year Ended December 31, 2006
Basic EPS	$(3,565)	15,344	$(0.23)
Effect of options	—	—	—
Diluted EPS	$(3,565)	15,344	$(0.23)

Year Ended December 31, 2005
Basic EPS	$3,504	15,211	$0.23
Effect of options	—	304	—
Diluted EPS	$3,504	15,515	$0.23

Year Ended December 31, 2004
Basic EPS	$11,772	14,917	$0.79
Effect of options	—	561	(0.03)
Diluted EPS	$11,772	15,478	$0.76

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Because of net loss in the year ended December 31, 2006, common stock options were not included in the computation of diluted earnings per share because the effect on net loss per share would be antidilutive. For the year ended December 31, 2005 and 2004, there were outstanding options to purchase 15 and 35 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the options’ exercise prices were greater than the average market price of the common shares during the year.

Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. This accounting utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. The Company adopted SFAS No. 123(R) using the “modified prospective” transition method. Under this transition method, compensation expense was recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all stock options vesting after December 31, 2005. Upon adoption, there were no unvested stock options, and therefore the impact of adopting SFAS No. 123(R) was not significant. Under SFAS No. 123(R), the Company records compensation expense over the vesting period of the stock options based on the fair value of the stock options on the date of grant.

Prior to January 1, 2006, the Company accounted for stock option compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, the Company did not record any compensation expense for stock options, as the exercise price of the option was equal to or greater than the quoted market price of the stock on the date of grant. Had compensation expense been determined consistent with SFAS No. 123(R), the Company’s net income and net income per common share would have been reduced to the following pro forma amounts for the years ended December 31, 2005 and 2004:

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Year Ended December 31		2005	2004
Net Income	As reported	$3,504	$11,772
	Stock option expense, net of tax	(199)	(347)
	Pro forma	3,305	11,425

Basic Earnings Per Share	As reported	$0.23	$0.79
	Stock option expense, net of tax	(0.01)	(0.02)
	Pro forma	0.22	0.77

Diluted Earnings Per Share	As reported	$0.23	$0.76
	Stock option expense, net of tax	(0.01)	(0.02)
	Pro forma	0.22	0.74

The weighted-average fair value of options granted in 2004 was $6.08. The fair value of each option granted in 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: risk-free interest rate of 2.7 percent; expected life of 5 years; expected dividend yield of 1.6 percent; and expected volatility of 65 percent. The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change, the estimated fair value amounts could be significantly different.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders’ equity except those resulting from investments by, and distributions to, shareholders. Accordingly, the Company’s comprehensive income (loss) includes net income (loss), net unrealized gains (losses) on investment securities, reclassifications of realized gains, and foreign currency adjustments that arise from the translation of the financial statements of the Company’s foreign subsidiaries.

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of Accounting Principles Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report a change in such circumstances. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.”  SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The restatement discussed in Note 2 of the consolidated financial statements was accounted for and reported in accordance with SFAS No. 154. The impact of adopting SFAS No. 154 was immaterial to the net loss and net loss per share for the year ended December 31, 2006.

On January 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4”, which requires certain inventory related costs including abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to be expensed as incurred. In addition, the statement also requires that the allocation of fixed production costs to conversion costs be based on the normal capacity of the production facilities. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which will become effective for the Company on January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies to assets and liabilities that are required to be recorded at fair value under other accounting standards. In February 2008, the FASB issued FASB Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) which delays the Company’s January 1, 2008, effective date of FSP No. 157-2 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually) until January 1, 2009. The Company adopted SFAS No. 157 on January 1, 2008, and that adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 will be recorded in retained earnings (and other accounts as applicable). The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Although this statement is voluntary, it is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS No. 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective January 1, 2009, and will be applied prospectively. The effect of adopting SFAS No. 141R will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interest as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

interest. The Company is currently evaluating the impact of SFAS 160 on the Company’s consolidated financial statements.

In December 2007, the SEC issued SAB No. 110. SAB No. 110 expresses the views of the SEC regarding the use of a “simplified” or “shortcut” method, as discussed in SAB No. 107, “Share-Based Payment”, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). The guidance in SAB 110 is effective as of January 1, 2008. The impact of adopting SAB No. 110 did not have a material effect on the Company’s consolidated financial statements.

NOTE 2: RESTATEMENT OF 2004 FINANCIAL STATEMENTS

Overview

Subsequent to the issuance of the Company’s 2004 financial statements, the Audit Committee of the Company’s Board of Directors (“Audit Committee”) commenced an independent investigation regarding certain sales and commission activities involving certain of the Company’s foreign operations. The investigation was subsequently expanded to include other matters related to the Company’s consolidated financial statements.

As a result, the Company restated its previously filed consolidated financial statements for the year ended December 31, 2004. The Company also restated its previously reported December 31, 2003 consolidated common stock, treasury stock, retained earnings, and accumulated other comprehensive income (loss) to correct items that relate to periods prior to January 1, 2004. Beginning retained earnings as of January 1, 2004 was reduced by $84,981, of which $71,785 was related to a correction in the Company’s accounting for the repurchase and retirement of treasury stock resulting in no net change in shareholders’ equity. For the year ended December 31, 2004, the restatement adjustments reduced previously reported net sales revenue, pre-tax income, net income, and net income per diluted share by $5,739, $2,259, and $5,306 and $0.34 per diluted share, respectively.

The following table presents the impact of the restatement adjustments on the Company’s consolidated statement of operations for the year ended December 31, 2004:

	As Previously Reported (1)	Rebate and Fee and Other Classification	Revenue Recognition	Foreign Consolidation	Other	Income Tax	As Restated
Net sales revenue	$331,063	$(1,645)	$(977)	$(2,678)	$(439)	$—	$325,324
Costs and Expenses
Cost of goods sold	62,693	(9)	52	(733)	(740)	—	61,263
Volume incentives	127,985	1,848	(131)	(240)	290	—	129,752
Selling, general, and administrative	118,731	(3,265)		(837)	670	—	115,299
	309,409	(1,426)	(79)	(1,810)	220	—	306,314
Operating income (loss)	21,654	(219)	(898)	(868)	(659)	—	19,010
Other Income (Expense):
Interest and other income (expense), net	568	219	—	(17)	286	—	1,056
Interest expense	(104)	—	—	—	(52)	—	(156)
Foreign exchange gains (losses), net	843	—	—	(51)	—	—	792
	1,307	219	—	(68)	234	—	1,692
Income before provision for income taxes	22,961	—	(898)	(936)	(425)	—	20,702
Provision for income taxes	5,883	—	—	—	—	3,047	8,930
Net Income (Loss)	$17,078	$—	$(898)	$(936)	$(425)	$(3,047)	$11,772
Basic Net Income per Share	$1.14						$0.79
Diluted Net Income per Share	$1.10						$0.76

(1) As previously reported in the Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

The following table displays the cumulative impact of the restatement on consolidated shareholders’ equity as of December 31, 2003.

					Accumulated
					Other	Total
	Common Stock		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Value	Earnings	Stock	Income (Loss)	Equity
December 31, 2003 balance, as previously reported (1)	19,446	$25,437	$124,997	$(54,833)	$(18,259)	$77,342
Restatement adjustments for:
Treasury stock	(5,267)	16,952	(71,785)	54,833	—	—
Revenue recognition	—	—	(1,513)	—	—	(1,513)
Foreign consolidation	—	—	(1,032)	—	—	(1,032)
Intangible impairment	—	—	(2,093)	—	—	(2,093)
Inventory valuation	—	—	(2,008)	—	—	(2,008)
Accrued liabilities	—	—	(891)	—	—	(891)
Non-income tax contingencies	—	—	(3,816)	—	—	(3,816)
Inventory costs	—	—	111	—	—	111
Other adjustments	—	—	139	—	(389)	(250)
Pre-tax total impact of restatement adjustments	(5,267)	16,952	(82,888)	54,833	(389)	(11,492)
Tax impact of restatement adjustments	—	—	4,386	—	—	4,386
Other tax restatement adjustments	—	—	(6,479)	—	4,213	(2,266)
Total impact of restatement adjustments	(5,267)	16,952	(84,981)	54,833	3,824	(9,372)
December 31, 2003 balance, as restated	14,179	$42,389	$40,016	$—	$(14,435)	$67,970

(1) As previously reported in the Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

The following table presents the impact of the restatement adjustments on the Company’s consolidated statement of cash flows for the year ended December 31, 2004:

	As Previously Reported(1)	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,078	$11,772
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(276)	149
Depreciation and amortization	5,728	5,368
Tax benefit from stock option exercises	3,337	3,337
Loss on sale of property, plant and equipment	311	311
Deferred income taxes	(1,252)	(2,082)
Amortization of bond discount	—	83
Purchase of trading securities	—	(140)
Proceeds from sale of trading securities	—	477
Realized and unrealized gains on investments	—	(37)
Foreign exchange gains	—	(623)
Changes in assets and liabilities:
Accounts receivable	(599)	(4,592)
Inventories	(9,798)	(10,029)
Prepaid expenses and other current assets	1,541	873
Other assets	—	802
Accounts payable	457	2,492
Accrued volume incentives	2,312	1,936
Accrued liabilities	2,405	6,663
Deferred revenues	—	192
Income taxes payable	(2,978)	603
Deferred compensation payable	(187)	(187)
Net cash provided by operating activities	18,079	17,368
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,124)	(8,320)
Proceeds from sale of investment securities available for sale	4,753	8,153
Purchase of investment securities available for sale	(6,128)	(5,823)
Sale of other assets	829	—
Payments received on long-term receivables, net	624	—
Proceeds from sale of property, plant and equipment	126	242
Net cash used in investing activities	(7,920)	(5,748)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	2,500	11,000
Payments on line of credit	—	(8,500)
Repurchase and retirement of common stock	(16,999)	(16,999)
Payments of cash dividends	(3,001)	(3,001)
Proceeds from exercise of stock options	13,422	13,426
Net cash used in financing activities	(4,078)	(4,074)
Effect of exchange rates on cash and cash equivalents	(540)	(153)
Net increase in cash and cash equivalents	5,541	7,393
Cash and cash equivalents at beginning of the year	30,665	25,300
Cash and cash equivalents at end of the year	$36,206	$32,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$4,706	$5,294
Cash paid for interest	75	113
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES — Purchases of property, plant and equipment included in accounts payable	$—	$44

(1) As previously reported in the Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

The following table presents the impact of the restatement adjustments discussed below on the Company’s consolidated comprehensive income for the year ended December 31, 2004:

	As Previously Reported(1)	As Restated
Net income	$17,078	$11,772
Foreign currency translation adjustments	81	(606)
Net unrealized losses on investment securities available for sale	(18)	(18)
Reclassification adjustment for net realized gains on investment securities available for sale included in net income	(27)	(27)
Comprehensive Income	$17,114	$11,121

(1) As previously reported in the Form 10-K, for the year ended December 31, 2004, filed on March 16, 2005.

Adjustments to the Company’s consolidated comprehensive income for the year ended December 31, 2004 are primarily attributable to the following:

•                  Restated net income decreased from $17,078 to $11,772 as a result of the adjustments discussed below, and;

•                  Currency translation adjustments decreased from a gain of $81 to a loss of $606 as a result of the adjustments discussed below.

The notes to the consolidated financial statements for the year ended December 31, 2004 reflect the impact of all of the restatement adjustments as discussed below.

Summary of Restatement Adjustments

Rebate, Fee and Other Classification Matters

            As noted in the Company’s significant accounting policies in Note 1, the Company accounts for payments made to its Distributors and Managers for sales incentives or rebates as reductions of revenue. In addition, amounts billed to customers for shipping and handling are reported as components of net sales revenue, and the corresponding shipping and handling expenses are reported in selling, general, and administrative expenses. As a result of procedures performed by the Company, the Company identified that it had inconsistently classified certain foreign subsidiary rebates and shipping and handling revenues as selling, general and administrative expenses and other income. Sales taxes collected were inconsistently classified in certain foreign countries as a reduction of net sales revenue and not netted against the corresponding expense included in selling, general, and administrative expense.  In addition, certain incentives to Distributors were inconsistently classified as selling, general, and administrative expenses rather than volume incentives. Collectively, these adjustments resulted in a $1,645 reduction of net sales revenue and corresponding reduction in operating expenses and other income. These classification corrections did not result in a change in 2004 reported net income.

Revenue Recognition Matters

As a result of the additional procedures performed by the Company, the Company reevaluated the timing of revenue recognition of customer orders and identified certain errors related to membership fees and customer deposits. Previously, the Company recorded revenue once shipment had occurred. Based upon further analysis, the Company determined that title and risk of loss of merchandise shipped passed from the Company to the customer at the point of acceptance by the customer. The related restatement adjustment was to defer revenue for sales in which customer acceptance had not occurred prior to the period end as well as reverse the related cost of goods sold, and volume incentives. The impact of these entries was to decrease retained earnings at December 31, 2003 by $1,239. The

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

restatement impact to the statement of operations for the year ended December 31, 2004 was to increase net sales revenue, cost of goods sold, and volume incentives by $488, $52, and $277, respectively.

The Company in its Synergy United States operations incorrectly recorded volume incentives related to sales of products that had not yet been shipped and recognized as revenue. The impact of the restatement entry decreased volume incentives by $408 for the year ended December 31, 2004.

The Company previously recorded membership fees as revenue when collected from customers and Distributors. The Company should have amortized the membership fees into revenue over the term of the membership, which is generally one year. The restatement impact of recognizing net sales revenue over the term of the membership decreased retained earnings at December 31, 2003 by $882 and resulted in an adjustment to decrease net sales revenue by $748 for the year ended December 31, 2004.

During the year ended December 31, 2004, the Company recognized revenues of $608 related to customer deposits previously recorded as deferred revenue in its Synergy Worldwide segment. The related deposit should have been recognized as revenue in 2003 as the related service had been performed in 2003. The related restatement adjustment increased retained earnings at December 31, 2003 by $608 and decreased net sales revenue by $608 for the year ended December 31, 2004.

The Company’s review of various foreign subsidiaries resulted in additional restatement adjustments being recorded related to the timing of revenue recognition. These remaining adjustments in the aggregate, reduced net revenue by approximately $109.

Foreign Consolidation Matters

During the year ended December 31, 2004, the Company incorrectly recorded financial information related to three foreign subsidiaries that did not correspond to the local accounting records of the respective foreign subsidiaries. The Company recorded restatement entries to correlate the financial information to the underlying foreign accounting records, which resulted in a decrease to retained earnings at December 31, 2003 of $1,032, a $2,678 reduction to 2004 reported net sales revenue, a decrease to cost of goods sold of $733, a decrease to volume incentive expense of $240, a decrease to selling, general and administrative expense of $837, and a decrease to interest and other income and foreign exchange gains of $68. The net effect of these adjustments resulted in a $936 reduction to 2004 reported pre-tax income.

Other Matters

The Company did not adequately consider sales forecast, product expiration information, and other relevant information in analyzing and establishing inventory obsolescence valuation reserves. The impact of the restatement adjustments decreased retained earnings at December 31, 2003 by $2,008 and decreased cost of goods sold, and increased pre-tax income by $132 for the year ended December 31, 2004.

The Company did not evaluate impairment conditions and related amortization lives related to an identifiable distributor network intangible. The related intangible asset held no value previous to January 1, 2004 as the related distributor network ceased to exist. The Company recorded restatement adjustments that reduced beginning retained earnings by $2,093 at December 31, 2003 and reversed related amortization expense, which was included in selling, general, and administrative expense, and increased pre-tax income by $336 for the year ended December 31, 2004.

The Company excluded certain incentive trip accruals that had been earned at certain period ends. In addition, the Company had not reconciled certain accruals on the general ledger to the underlying supporting detail. As a result, the Company recorded restatement adjustments that reduced beginning retained earnings by $891 at December 31, 2003, increased cost of sales by $151, increased volume incentives by $183, and reduced selling, general, and administrative expenses by $699, reduced other income by $53 and increased pre-tax income by $312 for the year ended December 31, 2004.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

The Company did not capitalize an appropriate amount of certain inventory costs in inventory at December 31, 2003 and 2004. The impact of the restatement adjustment increased beginning retained earnings by $111 and decreased cost of goods sold and increased pre-tax income by $415 for the year ended December 31, 2004.

The Company did not adequately evaluate its exposure to sales tax and other non-income tax contingencies at December 31, 2004 and 2003. As a result, the Company recorded restatement adjustments that decreased beginning retained earnings of $3,816, increased selling, general, and administrative expense by $711, and decreased pre-tax income by $779.

The Company had improperly recorded certain non-income tax transactions in its prepaid income tax or income tax payable accounts. The impact of the restatement adjustments increased selling, general, and administrative expense and decreased pre-tax income by $648.

The Company had various other individual adjustments that, in the aggregate, increased beginning retained earnings by $139 at December 31, 2003, decreased net sales revenue by $439, decreased costs of goods sold by $344, increased volume incentives by $107, increased selling, general and administrative by $346, increased other income (expense) by $287, and decreased pre-tax income by $193.

Tax Matters

The impact of the restatement adjustments discussed above resulted in related tax adjustments of $4,386 as of January 1, 2004. These tax adjustments, with the other pretax restatement adjustments, required the Company to review certain aspects of the worldwide provision which was impacted by such adjustments: primarily the foreign tax credits and the book to tax basis differences in the investment in foreign subsidiaries under Accounting Principles Board No. 23 (APB 23). Accordingly, the Company determined that its foreign tax credit deferred tax assets were overstated by approximately $2,100. Also, it was determined that the Company had not calculated an APB 23 provision on foreign earnings, as the Company is not permanently reinvested in its foreign subsidiaries, which resulted in a decrease of $4,213 to accumulated other comprehensive loss at December 31, 2003. Other tax adjustments of approximately $2,565 were recorded that were a result of certain unsupported deferred tax assets and other tax related amounts. In addition, the Company had not performed tax contingency reviews in various taxable entities, whereby, it was determined upon further detail review that $1,470 in additional tax contingency reserves needed to be recorded. The increase in tax contingency reserves related to nondeductible commissions expense in certain foreign jurisdictions and transfer pricing reserves. In addition, the Company was not collecting and remitting required withholdings on commissions in one of its foreign subsidiaries, resulting in additional tax payments of $344 to the local tax authorities. As a result of the above restatement amounts, the Company recorded a decrease to beginning retained earnings of $6,479 as of January 1, 2004.

Consistent with the matters described in the above paragraph, a tax benefit related to the pretax restatement adjustments of approximately $636, an additional $4,537 in tax contingency expense, an increase in the benefit related to foreign tax credits of $1,115, and other various tax expense adjustments of $261 were recorded as restatement adjustments for the year ended December 31, 2004.

Accounting for the Retirement of Treasury Stock

Previously, the Company recorded the repurchase of shares of outstanding common as shares of treasury stock, using the cost method, which resulted in treasury stock being presented as a separate component of shareholders’ equity. However, the Company is incorporated in the State of Utah, which requires entities incorporated within this jurisdiction to treat any purchase of outstanding common shares as a retirement of common stock. As a result, the Company has restated the presentation of shareholders’ equity and has accounted for any repurchases of outstanding common shares as a retirement of the common shares, with the cost of common shares acquired being allocated as a reduction of common stock and retained earnings. For any issuance of new shares, the issuance proceeds were recorded as an increase to common stock as the Company has no par value stock.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

As a result of this adjustment, previously reported treasury stock of $54,833 at December 31, 2003 has been allocated as a reduction in both common stock and retained earnings. Previously reported common stock of $25,437 increased by $16,952 to $42,389. Previously reported retained earnings of $124,997 decreased by $71,785 to $53,212. The previously reported treasury stock repurchased during the year ended December 31, 2004 has been restated to reflect an allocation as a reduction in both common stock and retained earnings. The previously reported treasury stock issued during the year ended December 31, 2004 has been corrected to reflect an increase in common stock. As a result of these corrections, previously reported common stock of $21,692 increased by $16,523 and previously reported retained earnings of $139,074 decreased by $13,014. There is no impact on reported net income for the fiscal year ended December 31, 2004 or other years.

2004 Consolidated Statement of Cash Flows

In addition to the effects of the restatements described above, the Company identified other restatements in the consolidated statement of cash flows for the year ended December 31, 2004 as follows:

•                  The Company corrected all amounts related to unrealized gains and losses, sales, purchases and redemptions to reflect the underlying activity of investments during the year.

•                  The Company presented the non-cash foreign exchange gain as an adjustment to reconcile net income to cash provided by operating activities.

•                  The Company presented the advances and payments on the line of credit as separate line items.

•                  Previously reported cash and cash equivalents of $36,206 at December 31, 2004 decreased to $32,693 as a result of short-term investments and credit card receivables improperly included as cash and cash equivalents.

NOTE 3: INVENTORIES

The composition of inventories is as follows:

As of December 31	2006	2005
Raw materials	$8,670	$9,509
Work in process	1,224	922
Finished goods	28,745	24,557
	$38,639	$34,988

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows:

As of December 31	2006	2005
Land and improvements	$2,208	$2,208
Buildings and improvements	28,624	28,516
Machinery and equipment	16,724	17,107
Furniture and fixtures	27,066	28,209
	74,622	76,040
Accumulated depreciation and amortization	(44,041)	(41,965)
	$30,581	$34,075

Depreciation expense was $6,216, $5,959, and $5,368 for the years ended December 31, 2006, 2005, and 2004, respectively.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

NOTE 5: INTANGIBLE ASSETS

The Company acquired certain product formulations during the year ended December 31, 2006. At December 31, 2006, the product formulations had a carrying amount of $763, accumulated amortization of $8 and a net amount of $755. The estimated useful life of the product formulations is estimated to be 15 years. Amortization expense for intangible assets for the year ended December 31, 2006 was $8.

Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

Year Ending December 31:	Estimated Amortization Expense
2007	$51
2008	51
2009	51
2010	51
2011	51
Thereafter	500
Total	$755

NOTE 6: INVESTMENT SECURITIES

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$5,034	$14	$(31)	$5,017
U.S. Government Securities Funds	646	—	—	646
Equity securities	212	179	—	391
Total investment securities	$5,892	$193	$(31)	$6,054

As of December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$4,609	$24	$(46)	$4,587
U.S. Government Securities Funds	619	—	—	619
Equity securities	212	159	—	371
Total investment securities	$5,440	$183	$(46)	$5,577

Contractual maturities of municipal obligations fair value at December 31, 2006, are as follows:

Mature after one year through five years	$1,609
Mature after five years	3,408
Total	$5,017

During 2006, 2005 and 2004, the proceeds from the sales of available-for-sale securities were $1,396, $1,718, and $8,153, respectively. The gross realized gains on sales of available-for-sale securities (net of tax) were $14, $23, and $27 for the years ended December 31, 2006, 2005 and 2004, respectively. The gross realized losses on the sales of available-for-sale securities were $5, $3, and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

The Company’s trading securities portfolio totaled $1,594 and $1,867 at December 31, 2006 and 2005, respectively, and generated gains of $148 and $10, for the years ended December 31, 2006, and 2004, respectively and a loss $88 for the year ended December, 31, 2005.

As of December 31, 2006 and 2005, the Company had unrealized losses of $31 and $46, respectively, in its municipal obligations investments. These losses are due to the interest rate sensitivity of these investments.

NOTE 7:  LINE OF CREDIT

The Company had an operating line of credit at December 31, 2005, which provided for borrowings up to $15 million, with an interest rate equal to LIBOR (4.75 percent as of December 31, 2005) plus 1.5 percent. Borrowings under this line of credit were used for working capital, capital expenditures, and other related costs. The borrowing outstanding on this line of credit as of December 31, 2005 was $7.0 million. The weighted average interest rate for 2005 was 4.76 percent. The line of credit contained other terms and conditions as well as affirmative and negative financial covenants. The Company paid off the line of credit on March 31, 2006 and the line of credit was terminated on July 1, 2006.

NOTE 8:  ACCRUED LIABILITIES

The composition of accrued liabilities is as follows:

As of December 31	2006	2005
Tax contingencies	$16,826	$10,522
Sales, use, and property tax	5,568	3,301
Salaries and employee benefits	4,750	5,752
Convention costs	3,839	3,779
Other	12,833	9,722
Total	$43,816	$33,076

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2004	$(14,604)	$169	$(14,435)
Activity, net of tax	(606)	(45)	(651)
Balance as of December 31, 2004	(15,210)	124	(15,086)
Activity, net of tax	(573)	(48)	(621)
Balance as of December 31, 2005	(15,783)	76	(15,707)
Activity, net of tax	(1,371)	18	(1,353)
Balance as of December 31, 2006	$(17,154)	$94	$(17,060)

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

NOTE 10:  INCOME TAXES

Income (loss) from operations before provision (benefit) for income taxes are taxed under the following jurisdictions:

Year Ended December 31	2006	2005	2004
Domestic	$1,138	$(1,345)	$13,616
Foreign	7,491	12,768	7,086
Total	$8,629	$11,423	$20,702

Components of the provision (benefit) for income taxes for each of the three years in the period ended at December 31, 2006 are as follows:

Year Ended December 31	2006	2005	2004
Current:
Federal	$3,848	$(782)	$5,514
State	388	(280)	874
Foreign	10,643	7,873	4,624
Subtotal	14,879	6,811	11,012
Deferred:
Federal	$(2,173)	1,163	(1,844)
State	237	(163)	(128)
Foreign	(749)	108	(110)
Subtotal	(2,685)	1,108	(2,082)
Total provision for income taxes	$12,194	$7,919	$8,930

The income tax benefits associated with employee exercises of options under the nonqualified stock option plan decreased the income taxes payable by $215, $3,426, and $3,337 in 2006, 2005 and 2004, respectively. These benefits were recorded as an increase to common stock.

The provision for income taxes, as a percentage of income before provision for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	4.8	(3.5)	2.3
Foreign taxes	(3.1)	0.8	(7.2)
Valuation allowance change	29.3	(2.3)	0.2
Tax contingencies	54.0	38.6	11.0
Foreign exchange gains	9.9	—	—
Gain on sale of intercompany assets	12.9	—	—
Charitable contributions	(2.5)	(0.6)	(0.5)
Extra territorial income	(2.6)	(2.9)	—
Foreign tax rate differential	—	(5.6)	0.7
Nondeductible foreign expenses	2.1	2.3	1.2
Other	1.5	7.5	0.4
Effective income tax rate	141.3%	69.3%	43.1%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company does not intend to reinvest undistributed earnings indefinitely in the Company’s foreign subsidiaries.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

The significant components of the deferred tax assets (liabilities) are as follows:

As of December 31	2006	2005
Inventory	$2,087	$2,841
Accrued liabilities	3,264	3,329
Impaired investments	750	776
Deferred compensation	613	759
Amortization of intangibles	1,129	1,299
Bad debts	492	619
Net operating losses	2,346	1,892
Capital losses	785	812
Foreign tax and withholding credits	3,953	3,953
Non-income tax accruals	1,918	879
Health insurance accruals	596	398
Cumulative translation adjustment — outside basis	1,050	47
Other deferred tax assets	2,319	698
Valuation allowance	(7,822)	(5,297)
Total deferred tax assets	13,480	13,005
Accelerated depreciation	(489)	(1,345)
Other deferred tax liabilities	(2,324)	(2,110)
Total deferred tax liabilities	(2,813)	(3,455)
Total deferred taxes, net	$10,667	$9,550

The components of deferred tax assets (liabilities), net are as follows:

Year Ended December 31	2006	2005
Net current deferred tax assets	$5,727	$5,297
Net non-current deferred tax assets	5,732	5,417
Total net deferred tax assets	11,459	10,714

Net current deferred tax liabilities	(338)	(891)
Net non-current deferred tax liabilities	(454)	(273)
Total net deferred tax liabilities	(792)	(1,164)

Total deferred tax assets, net	$10,667	$9,550

Net current deferred tax liabilities are included in accrued liabilities and net non-current deferred tax liabilities are included in other liabilities in the consolidated balance sheets.

Management has provided a valuation allowance of $7,822 and $5,297 as of December 31, 2006 and 2005, respectively, for certain deferred tax assets, including foreign net operating losses and foreign tax credits, for which management cannot conclude it is more likely than not that they will be realized. The Company reviewed its foreign tax positions and increased its valuation allowance by approximately $2,525 and $45 for 2006 and 2004, respectively, and decreased its valuation allowance by $259 for 2005.

At December 31, 2006, foreign subsidiaries had unused operating loss carryovers of approximately $7,092. Generally, the tax net operating losses will expire at various dates from 2007 through 2011. For financial reporting purposes, the release of these valuation allowances would reduce income tax expenses. The Company has approximately $3,348 of foreign tax credits which begin to expire at various times starting in 2012.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company believes it has appropriately provided for income taxes for all years. Several factors drive the calculation of its tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to the Company’s reserves, which would impact its reported financial results.

The Company’s federal income tax returns for 2002 through 2006 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2006. The IRS is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2003 through 2005 tax years. The Company believes the outcome of these matters will not have a material adverse effect on the consolidated results of operations or consolidated financial position.

NOTE 11:  CAPITAL TRANSACTIONS

Common Stock

During 2006, the Company did not repurchase any shares of common stock. During 2005 and 2004, the Company repurchased 513 and 1,002 shares of common stock for a total of $11,363 and $16,999, respectively. Of the shares repurchased during 2005 and 2004, the Company repurchased 513 and 1,000 shares, respectively, of common stock upon the completion of Dutch Auction tender offers. The Dutch Auction tender offers were open to all shareholders of the Company including employees. Employees were required to tender outstanding shares and be at risk consistent with all shareholders. The repurchased shares have been accounted for as retired shares.

Share-Based Compensation

The Company maintained a stock option plan, which expired in 2005 (“the Plan”). The Plan provided for the granting or awarding of certain nonqualified stock options to officers, directors and other employees. The term, not to exceed 10 years, and the vesting and exercise period of each stock option awarded under the Plan were determined by the Company’s Board of Directors. All grants were made at the quoted fair market value of the stock at the date of grant.

Stock option activity for 2006, 2005 and 2004 consisted of the following:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2004	3,111	$8.28
Granted	95	12.29
Forfeited or canceled	(45)	8.96
Exercised	(1,698)	7.91
Options outstanding at December 31, 2004	1,463	8.94
Granted	—	—
Forfeited or canceled	(40)	11.28
Exercised	(920)	8.32
Options outstanding at December 31, 2005	503	9.89
Granted	—	—
Forfeited or canceled	(5)	9.25
Exercised	(66)	8.37
Options outstanding at December 31, 2006	432	10.13

The aggregate intrinsic values on the dates of exercise of options exercised during the years ended December 31, 2006, 2005, and 2004 were $567, $9,981, and $9,344, respectively. Intrinsic value is defined as the difference between the current market value of the underlying common stock and the grant price for options with exercise prices less than the market values on such dates.

The Company has paid cash dividends totaling $3,069, $3,053, and $3,001 for the years ended December 31, 2006, 2005 and 2004, respectively.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

The following table summarizes information about options outstanding and exercisable at December 31, 2006.

	Options Outstanding and Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share
$6.88 to $7.94	219	0.2 years	$7.68
$8.10 to $11.75	62	4.7 years	9.74
$12.00 to $13.81	99	2.0 years	12.44
$14.90 to $19.71	52	3.4 years	16.54
$6.88 to $19.71	432	1.6 years	$10.13

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $962.

NOTE 12:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan, which qualifies under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee’s compensation. The Company’s contributions to the plan vest after a period of three years. During 2006, 2005 and 2004, the Company contributed to the plan approximately $887, $970, and $863, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a trust to finance obligations under the Plan. At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). The Company had deferred compensation plan assets of approximately $1,594 and $1,867 as of December 31, 2006 and December 31, 2005, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

Management and Employee Bonus Plan

The Company has a discretionary bonus plan that provides for participants to receive payments based upon the achievement of specified annual increases in net sales revenue and operating income, as well as individual objectives. The expense related to the bonus plan was approximately $2,325, $2,449, and $6,241 for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts were accrued as liabilities in the respective year-end consolidated balance sheets. All United States employees as well as key international employees participate in the bonus plan.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalating payments using the straight-line method. The Company incurred expenses of approximately $5,496, $3,863, and $4,766 in connection with operating leases during 2006, 2005 and 2004, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2006, were as follows:

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Year Ending December 31
2007	$4,625
2008	3,306
2009	1,942
2010	600
2011	121
Thereafter	300
$10,894

The Company enters into contracts with suppliers to ensure the availability of both botanical and non-botanical raw materials, as well as packing materials, in advance of its annual requirements. As of December 31, 2006, the Company has entered into non-cancelable purchase agreements for $8,301 related to fiscal year 2007 production needs.

Letter of Credit

At December 31, 2006, the Company had an outstanding standby letter of credit with a financial institution of $2,864 that secured the payment of the costs of an incentive trip that occurred in 2007. The letter of credit was secured by the Company’s investments.

Legal Proceedings

Currently, the Company is a party to various legal proceedings, including those noted below. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or prospects as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations or prospects for the period in which the ruling occurs or future periods. The Company maintains directors and officers liability, product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Class Action Litigation

Between April 3, 2006 and June 2, 2006, five separate shareholder class action lawsuits were filed against the Company and certain of its present and former officers and directors in the United States District Court for the District of Utah. These matters were consolidated and on November 3, 2006, the plaintiffs filed a Consolidated Complaint against the Company, the Company’s Chief Executive Officer and former director, Douglas Faggioli, the Company’s former Chief Financial Officer, Craig D. Huff, and a former director and former Chair of the Company’s Audit Committee, Franz L. Cristiani. The Consolidated Complaint asserts three separate claims on behalf of purchasers of the Company’s common stock: (1) a claim against Mr. Faggioli and the Company for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that Mr. Faggioli made a series of alleged material misrepresentations to the investing public; (2) a claim against Mr. Faggioli and the Company for violation of Section 10(b) and Rule 10b-5, alleging that Mr. Faggioli made a series of misrepresentations to the Company’s then independent auditor, KPMG, LLP (“KPMG”), for the purpose of obtaining unqualified or “clean” audit opinions and review opinions from KPMG concerning certain of the Company’s annual and quarterly financial statements; and (3) a claim against Messrs. Faggioli, Huff and Cristiani for violation of Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), alleging that the individual defendants have “control person” liability for the previously-alleged violations by the Company. The Consolidated Complaint seeks an unspecified amount of compensatory damages, together with interest thereon, litigation costs and expenses, including attorneys’ fees and expert fees, and any such other and further relief as may be allowed by law.

On January 5, 2007, the Company and Messrs. Faggioli, Huff and Cristiani moved to dismiss the Consolidated Complaint in its entirety. On May 21, 2007, the court issued its decision denying the motion in large part, but shortening the proposed class period on one of the plaintiffs’ claims. On June 6, 2007, the Company and the other defendants answered the Consolidated Complaint, wherein they denied all allegations of wrongdoing and raised a number of affirmative defenses. On November 1, 2007, the plaintiffs filed their motion for class certification, which the Company

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

opposed. On September 25, 2008, the court granted the plaintiffs’ motion for class certification in part, establishing the class as all persons who purchased or otherwise acquired the Company’s common stock, and were damaged thereby, from March 16, 2005 to March 20, 2006. On May 9, 2008, at the invitation of the Court based upon recent case law developments, the Company filed a motion to dismiss the Plaintiffs’ second cause of action (a 10b-5 claim based on non-public representations to KPMG).  The Plaintiffs opposed this motion.  On September 23, 2008, the Court granted the Company’s motion and dismissed the Plaintiffs’ second cause of action.

The case is currently in the early stages of discovery. The trial is not scheduled to commence until April 19, 2010. Although the Company and the other defendants are vigorously defending against the allegations in the lawsuit, and the Company intends to continue doing so, the Company is not able at this time to predict the outcome of this litigation or whether the Company will incur any liability associated to the litigation, or to estimate the effect such outcome would have on the financial condition of the Company.

The Company maintains insurance that may provide coverage for the potential consequences of a negative outcome of the litigation described above. The Company has given notice to its insurers of the claims and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of the Company’s restatement of its financial statements. There can be no assurance that the insurers will not seek to deny coverage or rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will exceed the available insurance.

Threatened Derivative Lawsuits

By letter dated October 4, 2007, a shareholder of the Company alleged that a number of the current and former officers and directors of the Company breached their fiduciary duties to the Company by supposedly engaging in the same alleged wrongdoing that is the subject of the class action lawsuit. The shareholder demanded that the Company take action to recover from the specified officers and directors all damages sustained by the Company as a result of the alleged misconduct, and threatened to commence a derivative action if the Company failed to act on the shareholder’s demand within a reasonable period of time.

On December 26, 2007, before the expiration of the Company’s allotted 90-day period for responding to the demand, the shareholder presented a second but substantively identical demand on the Company, thereby triggering a new 90-day response period. The Company’s Board of Directors responded to this demand on March 20, 2008, rejecting the shareholder’s demands.

On May 21, 2008, this same shareholder filed a summons and complaint in the Fourth Judicial District Court for the State of Utah seeking an order compelling the Company to produce certain books and records to the shareholder. The Company filed its answer to the complaint on June 12, 2008.

Although the Company and the other defendants are vigorously defending against the allegations in the threatened derivative lawsuit above, management believes that it is not possible at this time to predict the outcome of this litigation or whether the Company will incur any liability associated to the litigation, or to estimate the effect such outcome would have on the financial condition of the Company.

SEC and DOJ Investigations

In March 2006, the Company voluntarily disclosed to the SEC certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the SEC has subpoenaed certain documents and voluntarily requested other information in connection with its subsequent investigation related to these events. The Company is cooperating fully with this investigation. The Company cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on our financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

In March 2006, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the DOJ has requested that the Company voluntarily provide documents and other information in connection with its subsequent investigation related to these events. The Company is cooperating fully with this investigation. The Company cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on the Company’s financial statements.

SEC Section 12(j) Proceeding

On July 12, 2007, the Company announced that the SEC had instituted administrative proceedings pursuant to Section 12(j). On November 8, 2007, an administrative law judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock. Shortly thereafter, the Company filed a petition for review with the SEC. On December 5, 2007, the SEC granted our petition for review. The SEC had scheduled oral argument regarding the Company’s petition on October 1, 2008. The SEC has now rescheduled the oral argument for an unspecified future date.  The Company cannot predict the outcome of such review at this time. The Initial Decision of the administrative law judge will not become effective pending the review. The Company cannot presently predict what, if any, impact the SEC’s ultimate determination may have on our financial statements or the materiality of such impact, if any. If a final order is issued by the SEC revoking the registration of our common stock, broker-dealers would not be permitted to effect transactions in shares of our common stock until the Company files a new registration with the SEC under the Exchange Act and that registration is made effective.

Self-Insurance Liabilities

Similar to other manufacturers and distributors of products that are ingested, the Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. Effective April 12, 2004, the Company complied with the FDA’s ban on the ingredient ephedra. The Company carries insurance in the types and amounts it considers reasonably adequate to cover the risks associated with its business. On June 1, 2003, the Company established a wholly owned captive insurance company to provide it with product liability insurance coverage. The Company has accrued an amount that it believes is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on the Company’s history of such claims. However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on the Company’s business prospects, financial position, results of operations, or liquidity.

The Company self-insures for certain employee medical benefits. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded.

The Company has accrued $1,503 and $1,068 for product liability and employee medical claims at December 31, 2006 and 2005, respectively, and such amounts are included in accrued liabilities on the Company’s consolidated balance sheets.

Employee-Related Litigation

One of the Company’s foreign subsidiaries is a defendant in litigation regarding primarily employee-related matters. The Company has recorded accruals of approximately $836 related to this litigation, which is included in accrued liabilities.

Tax Contingencies

The Company has reserved for certain income tax and state sales tax and use tax contingencies based on the likelihood of an obligation in accordance with SFAS No. 5, “Accounting for Contingencies”. Under SFAS No. 5, loss

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of income and other tax to various tax authorities for contingencies related to uncertain tax positions and other issues. The Company also provides provisions for state sales taxes in each of the states where the Company has potential nexus. At December 31, 2006 and 2005, the Company accrued $21,093 and $11,708, respectively, (including estimated interest and penalties) in accrued liabilities in the accompanying consolidated balance sheets. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcome of these matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition of the Company.

Government Regulations

The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and to the Company’s direct selling system. The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company’s Distributors are not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company’s operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations, or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.

NOTE 14:  OPERATING BUSINESS SEGMENT AND INTERNATIONAL OPERATION INFORMATION

The Company has three operating business segments. These operating segments are components of the Company for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has two operating business segments based on geographic operations that include a United States segment and an international segment that operate under the Nature’s Sunshine Products name. The Company’s third operating business segment is Synergy Worldwide, which offers products with formulations different from those of the Nature’s Sunshine Products offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Sales revenues for each segment have been reduced by any intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief operating decision maker. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Operating business segment information for the years ended December 31, 2006, 2005 and 2004 is as follows:

Year Ended December 31	2006	2005	2004
Sales Revenue:
Nature’s Sunshine Products:
United States	$148,374	$148,325	$141,551
International	130,596	119,988	102,898
	278,970	268,313	244,449
Synergy Worldwide	83,252	83,371	80,875
Total sales revenue	362,222	351,684	325,324
Operating Expenses:
Nature’s Sunshine Products:
United States	152,446	149,265	141,958
International	118,976	104,262	89,600
	271,422	253,527	231,558
Synergy Worldwide	82,795	86,572	74,756
Total operating expenses	354,217	340,099	306,314
Operating Income (Loss):
Nature’s Sunshine Products:
United States	(4,072)	(940)	(407)
International	11,620	15,726	13,298
	7,548	14,786	12,891
Synergy Worldwide	457	(3,201)	6,119
Total operating income	8,005	11,585	19,010

Other Income (Expense), net	624	(162)	1,692
Income Before Provision for Income Taxes	$8,629	$11,423	$20,702

Year Ended December 31	2006	2005	2004
Capital Expenditures:
Nature’s Sunshine Products:
United States	$1,488	$2,896	$3,500
International	630	609	1,096
	2,118	3,505	4,596
Synergy Worldwide	605	868	3,553
Total capital expenditures	$2,723	$4,373	$8,149
Depreciation and Amortization:
Nature’s Sunshine Products:
United States	$4,074	$3,834	$3,676
International	854	1,175	1,205
	4,928	5,009	4,881
Synergy Worldwide	1,296	950	487
Total depreciation and amortization	$6,224	$5,959	$5,368

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

As of December 31	2006	2005
Assets:
Nature’s Sunshine Products
United States	$86,045	$82,752
International	39,420	43,360
	125,465	126,112
Synergy Worldwide	22,882	21,174
Total Assets	$148,347	$147,286

From an individual country perspective, only the United States, Japan, and Russia comprise approximately 10 percent or more of consolidated net sales revenue for any of the years ended December 31, 2006, 2005 and 2004 as follows:

Year Ended December 31	2006	2005	2004
Sales Revenue:
United States	$157,132	$158,052	$192,605
Japan	52,301	55,540	15,544
Russia	28,394	23,710	19,222
Other	124,395	114,382	97,953
Total Sales Revenue	$362,222	$351,684	$325,324

From an individual country perspective, only the United States comprise 10 percent or more of consolidated long-lived assets, consisting of property, plant and equipment and intangible assets as follows:

As of December 31	2006	2005
Long-Lived Assets
United States	$25,601	$27,997
Other	5,735	6,078
Total Long-Lived Assets	$31,336	$34,075

NOTE 15:  RELATED PARTY TRANSACTIONS

In early 2005, two Japanese Managers made donations of approximately $170 to Legacy for the Future (“Legacy”). Legacy was a charitable entity organized and controlled by a then officer and director of the Company. The donation was paid to the Company in Japan and was then wired to Legacy. Legacy subsequently purchased two products from the Company at the Company’s cost. The products were near their expiration date and were provided to under-nourished children in a third world country.

The Company maintains split-dollar life insurance policies on certain executives. The cash surrender value of $313 and $321 related to such policies is recorded in other assets as of December 31, 2006 and 2005, respectively.

NOTE 16:  SUBSEQUENT EVENTS

In January 2008, the Company purchased a warehouse in Venezuela for approximately $4,000. The warehouse was purchased with cash from cash balances maintained in Venezuela.

Since December 31, 2006, the Company has declared quarterly cash dividends of five cents per common share.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

NOTE 17:  SUMMARY OF QUARTERLY OPERATIONS (SEE NOTE 1) – UNAUDITED

The following table displays the unaudited interim consolidated statements of operations for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, and December 31, 2006.

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net sales revenue	$87,989	$89,506	$92,458	$92,269
Cost of goods sold	17,841	16,526	18,233	16,145
Volume incentives	35,788	36,858	36,027	37,154
Selling, general and administrative	36,983	35,391	32,438	34,833
Operating income (loss)	(2,623)	731	5,760	4,137
Other income (expense)	522	845	282	(1,025)
Income (loss) before income taxes	(2,101)	1,576	6,042	3,112
Taxes	1,366	2,819	4,583	3,426
Net income (loss)	(3,467)	(1,243)	1,459	(314)
Basic net income (loss) per share	(0.23)	(0.08)	0.09	(0.02)
Diluted net income (loss) per share	(0.23)	(0.08)	0.09	(0.02)

The following table displays the unaudited interim consolidated statements of operations for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005. As noted in the table, the consolidated statements of operations and earnings per share for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005 have been restated from previously filed unaudited consolidated financial statements. Restatement adjustments are described in Note 2.

	For the Quarter Ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	December 31, 2005
Net sales revenue	$86,401	$83,433	$87,040	$84,873	$87,706	$86,483	$96,895
Cost of goods sold	14,698	14,564	14,825	14,934	16,521	16,634	21,461
Volume incentives	33,508	33,667	35,161	37,424	34,572	35,907	37,127
Selling, general and administrative	32,644	31,799	32,287	29,636	31,972	30,405	36,541
Operating income	5,551	3,403	4,767	2,879	4,641	3,537	1,766
Other income (expense)	74	6	(116)	28	(244)	86	(282)
Income before income taxes	5,625	3,409	4,651	2,907	4,397	3,623	1,484
Taxes	1,658	2,198	584	2,000	72	2,283	1,438
Net income	3,967	1,211	4,067	907	4,325	1,340	46
Basic net income per share	0.27	0.08	0.27	0.06	0.28	0.09	0.00
Diluted net income per share	0.26	0.08	0.26	0.06	0.28	0.09	0.00

Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed and as described above, the Audit Committee engaged an independent, nationally recognized law firm to assist in the investigation in November 2005 and the law firm, in turn, engaged a nationally recognized independent, registered public accounting firm to provide further assistance. One independent member of the Audit Committee and an outside independent consultant, who later became a director and independent member of the Audit Committee (the “Special Committee”), oversaw the work of the independent law firm and independent accounting firm assisting in the investigation (the “Investigative Team”). On March 15, 2006, the Audit Committee received an oral preliminary report (the “Preliminary Report”) from the Investigative Team on the preliminary findings of the investigation to that date. The Preliminary Report noted certain weaknesses in the Company’s internal controls and recommended certain remedial measures be taken by the Company in connection with the findings of the investigation. Representatives of KPMG LLP (“KPMG”) were present for the presentation of the Preliminary Report by the Investigative Team. Based on the Preliminary Report, the Audit Committee, in consultation with KPMG, determined that certain of the Company’s previously issued financial statements should no longer be relied upon and reported such determination in a Current Report on Form 8-K filed on March 20, 2006. While the Company has consistently believed and disclosed that the amount of any errors and the periods to which they related had not been determined and finalized as of March 20, 2006 (stated in the Current Report on Form 8-K filed on March 20, 2006), KPMG stated in a letter to the Company dated April 14, 2006 (filed as Exhibit 99.1 to Current Report on Form 8-K filed April 18, 2006) that it disagreed with that statement because the Investigative Team had identified both the proposed amount of the errors and the period in which they occurred.

On March 24, 2006, KPMG requested a meeting with the members of the Audit Committee other than Franz Cristiani, the then-Chairman of the Audit Committee. At this meeting, held telephonically on March 26, 2006, KPMG informed the members of the Company’s Board who were present that, based on its interpretation of the findings presented in the Preliminary Report on March 15, 2006 and subsequent meetings with the Audit Committee and the Investigative Team, KMPG required that (i) all of the recommended remedial measures in the Preliminary Report be implemented and, on or before April 10, 2006, the Company provide KPMG with a plan of remediation covering the implementation of such measures; (ii) the Board be enhanced to add additional independent members; (iii) Franz Cristiani be removed from the Board by the end of the day on March 28, 2006; and (iv) Douglas Faggioli, the Company’s Chief Executive Officer, be terminated. The Board members requested that they be given until April 10, 2006 (the day on which the remediation plan was due to KPMG) to make a determination with regard to the removal of Mr. Cristiani and termination of Mr. Faggioli, given that the Board believed that the Investigative Team had only recommended that Mr. Cristiani be replaced as the Chairman of the Audit Committee, not that he be removed from the Audit Committee or the Board, and given that the Investigative Team had not completed its investigation. In a letter to the Company dated March 27, 2006 (filed as Exhibit 99.2 to Current Report on Form 8-K filed April 3, 2006), KPMG stated that the removal of Mr. Cristiani and termination of Mr. Faggioli were necessary by the close of business on Wednesday, March 29, 2006.

In a letter to KPMG on March 29, 2006 (filed as Exhibit 99.3 to Current Report on Form 8-K filed on April 3, 2006), the Board reiterated its commitment to taking prompt actions to address the issues raised in the ongoing independent investigation being overseen by the Special Committee, including implementing the remedial measures recommended by the Investigative Team. The Board also stated, among other things, that it had replaced Mr. Cristiani with Larry Deppe to serve as the Chairman of the Audit Committee and that, pending the conclusion of the independent investigation, it had relieved Mr. Faggioli of his executive duties and appointed an executive committee overseen by the Chairman of the Board to serve in Mr. Faggioli’s place. Mr. Faggioli would continue as an employee of the Company, but would not be a member of the Board. The Board noted that the Investigative Team had agreed that these interim steps were appropriate and consistent with their recommendations.

On March 30, 2006, during further discussion with KPMG, KPMG reiterated its insistence that Mr. Cristiani be removed from the Board and Mr. Faggioli be terminated. The Board of Directors met and, in the interest of resolving the matter with KPMG, Mr. Cristiani offered to resign from all positions on the Board. On the afternoon of March 30, the Board presented to KPMG the proposed resignation of Mr. Cristiani and reiterated its commitment to relieve Mr. Faggioli of his executive duties while retaining his services as an employee pending the conclusion of the investigation. On the evening of March 30, KPMG indicated that Mr. Faggioli’s continuing as an employee was not acceptable and that, in addition to Mr. Cristiani’s resigning, Mr. Faggioli would need to be terminated as an employee by 5:00 p.m. Mountain Standard Time on March 31, 2006 or KPMG would resign as the Company’s independent, registered public accounting firm. The Company’s Board met on March 31, 2006 to discuss KPMG’s position and the Board subsequently asked for an extension until Monday, April 3, 2006, to provide KPMG with its decision. KPMG tendered its letter of resignation on the evening of March 31, 2006, which was filed as Exhibit 99.1 to the Current Report on Form 8-K filed on April 3, 2006.

On April 3, 2006, the Company reported the resignation of KPMG consistent with the foregoing summary, under Item 4.01 of its Current Report on Form 8-K. On April 14, 2008, KPMG submitted a letter to the SEC, identifying four disagreements with the Company’s filing on April 3, 2006, which letter was filed as Exhibit 99.1 to the Current Report on Form 8-K filed on April 18, 2006. First, KPMG asserted, with respect to certain errors, the Investigative Team had completed its investigation and identified both the proposed amount of the errors and the period in which they occurred. The Company had stated that the exact amount of any errors and the periods to which they relate had not been determined and finalized. Second, KPMG disagreed with the Company’s statement that KPMG had required certain remedial measures based on its interpretation of the findings in the Preliminary Report. Rather, KPMG asserted, the Investigative Team found and reported on March 15, 2006 that their investigation was complete as to certain matters and that they had reached the conclusion, and were recommending, that the employment of Mr. Faggioli be terminated and that Mr. Cristiani be removed from his position as chair of the Audit Committee. KPMG also asserted that the Special Committee concurred with the recommendation while the other members of the Board of Directors stated that they would not terminate Mr. Faggioli. Third, KPMG disagreed with the Company’s statement that the interim steps regarding Mr. Faggioli (continuing his employment in a limited, non-executive role) were appropriate and consistent with the Investigative Team’s recommendations, asserting that on March 30, 2006, a member of the Special Committee communicated to KPMG that the conclusion and recommendation as to the termination of Mr. Faggioli had not changed and that nothing supported holding off on that recommendation any longer. Fourth, KPMG laid out three separate reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, as required to be reported under Item 4.01 of Form 8-K:

1.                                      KPMG advised the Company’s Audit Committee that, because of issues outlined and conclusions reached in the Preliminary Report of the Investigative Team, KPMG could no longer rely on management’s representations.

2.                                      KPMG advised the Company’s Audit Committee that as a result of information brought to its attention by the findings and conclusions reached in the Preliminary Report, previously issued financial statements could no longer be relied upon and it would be necessary to expand significantly the scope of its audit with respect to the Company’s 2005 and previously issued financial statements. Due to KPMG’s resignation, KPMG has not expanded the scope of its audit or performed further investigations.

3.                                      KPMG advised the Company’s Audit Committee that the Company had failed to take timely and appropriate remedial actions.

Following the resignation of KPMG, the Audit Committee continued to pursue its investigation of the findings of Preliminary Report.

On February 2, 2007, the Audit Committee of the Board of Directors of the Company engaged Deloitte & Touche LLP (“Deloitte”) to serve as the Company’s independent, registered public accounting firm. On February 8, 2007, the Company filed a Current Report on Form 8-K, with its press release announcing its engagement of Deloitte.

During the two-year period ended December 31, 2006, and through February 2, 2007, neither the Company, nor anyone on its behalf, consulted with Deloitte with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by Deloitte to the Company that Deloitte concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue or (ii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304 (a) (1) (v) of Regulation S-K.

Item 9A. Controls and Procedures

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006, as a result of the existence of material weaknesses in our internal control over financial reporting.

Since December 31, 2006, we have made significant progress in improving our disclosure controls and procedures. We have taken, and are taking, the actions described below under “Management’s Plan to Remediate Material Weaknesses” to remediate the material weaknesses in our internal control over financial reporting.

We continue to strive to improve our processes to enable us to provide complete and accurate public disclosure on a timely basis. Management believes that we will not be able to conclude that our disclosure controls and procedures are effective until the material weaknesses have been fully remediated and we are able to file required reports with the SEC on a timely basis.

Nevertheless, based on the completion of the Audit Committee’s investigation, management’s internal review of our processes and procedures, efforts to remediate the material weaknesses in internal control over financial reporting described below, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

Management’s Report on Internal Control over Financial Reporting

Overview

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and includes those policies and procedures that:

•                 Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•                 Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and

•                 Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Definition of Material Weakness

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management’s Assessment of Internal Control over Financial Reporting

Management was unable to complete a comprehensive, formal assessment of internal control over financial reporting for the year ended December 31, 2006. Management dedicated a substantial amount of the Company’s resources to the review and assessment of information we received in the course of the previously disclosed internal investigation. In addition, we experienced turnover of key senior and other management personnel through resignation, which led to the hiring of a significant number of replacement personnel into key positions throughout 2006. As part of the training of these new personnel on the operations of the Company and as part of their integration, job responsibilities and our internal control structure were reevaluated, which led to changes or enhancements to certain internal control procedures throughout the year. Certain controls were not tested or were not able to be tested because of our resource constraints and the ongoing changes to our procedures and controls. Additionally, as the material weaknesses described below were identified, we determined that it was more appropriate to focus our attention and resources on remediating the identified deficiencies.

Although management was unable to complete its assessment of internal control over financial reporting as of December 31, 2006, management did identify material weaknesses relating to our control environment, application of generally accepted accounting principles (“GAAP”), accounting for income taxes, our financial reporting process, the monitoring of a service provider, and information technology systems as of December 31, 2006. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Certain of these material weaknesses have resulted in restatements to the previously issued consolidated financial statements as described in Note 2 to the consolidated financial statements, and adjustments to the Company’s consolidated financial statements for the years ended December 31, 2006 and 2005. A description of the material weaknesses relating to each of these areas as of December 31, 2006 is included below.

Control Environment — The Company did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following areas:

•                 Accounting Policies – As a result of the turnover of key financial and accounting personnel during 2006, we did not maintain a comprehensive and formalized process for monitoring the application of our policies, and for updating and consistently communicating our accounting policies and procedures within the organization.

•                 Maintenance of Risk Assessment Programs – We did not maintain an adequate risk oversight function to evaluate and report on risks to financial reporting throughout the organization, including completion of a comprehensive, worldwide risk assessment to identify all potential risk areas and evaluate the adequacy of controls to mitigate identified risks.

Application of GAAP — The Company did not maintain effective internal controls relating to the application of generally accepted accounting principles, including revenue recognition for certain items, the proper recording of certain accruals and contingencies, use of appropriate models to evaluate potential impairment of intangible assets, and the proper classification of certain balance sheet and income statement accounts.

Accounting for Income Taxes — The Company’s processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts related to the tax provision and related current or deferred income tax asset and liability accounts were accurate, recorded in the proper period, and determined in accordance with generally accepted accounting principles. Specifically, we did not (i) analyze and reconcile certain deferred income and tax payable accounts, (ii) appropriately consider the need to record and/or disclose contingencies for certain income tax positions in accordance with generally accepted accounting principles, and (iii) file tax returns in certain foreign jurisdictions. Additionally, we had insufficient personnel with appropriate qualifications and training in accounting for income taxes.

Financial Reporting Process — The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, our process lacked timely and complete financial statement reviews, effective journal entry controls, and appropriate reconciliation processes. Further, we were unable to complete regulatory filings as required by the rules of the SEC.

Monitoring of a Service Provider — The Company did not effectively monitor a service provider responsible for managing the entire operations for one of our foreign locations in terms of an out-sourced arrangement. Transactions are recorded in the Company’s system based on monthly reporting from the service provider. The Company had established a monitoring process including a recalculation of commissions expense based on sales reported by the service provider, and certain additional cash and inventory shipment reconciliation procedures. These monitoring processes and procedures were not performed on a regular basis, and were not adequately documented or reviewed, which increased the likelihood of material misstatements in our financial statements.

Information Technology Systems — The Company did not maintain effective internal control over financial reporting related to certain information technology applications and general computer controls which are considered to have an impact on financial reporting and which resulted in a more than reasonable possibility that material misstatements in our financial statements would not be prevented or detected. Specifically, we lacked effective controls in the following areas:

•                 Access Control – The Company did not maintain effectively designed controls to prevent unauthorized access to certain programs and data, and provide for periodic review and monitoring of access including reviews of security logs and analysis of segregation of duties conflicts.

•                 Change Management – The Company did not maintain effectively designed controls to ensure that all information technology program and data changes were authorized, developer access to the production environment was limited, and that all program and data changes were adequately tested for accuracy and appropriate implementation.

•                 Spreadsheets – The Company did not maintain effectively designed controls to ensure that critical spreadsheets were identified, access to these spreadsheets was restricted to appropriate personnel, changes to data or formulas were authorized and appropriate, or that the spreadsheets were adequately reviewed by someone other than the preparer.

As we were unable to complete our assessment of internal control over financial reporting as of December 31, 2006, more material weaknesses might exist in other areas that were not fully evaluated or tested as of December 31, 2006. To the extent additional material weaknesses are discovered, they will be disclosed in subsequent 10Q and 10K filings.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued its attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which disclaimed an opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting because of a scope limitation, and expressed an adverse opinion on the effectiveness of our internal control over financial reporting because of material weaknesses identified and the effects of additional material weaknesses that might have been identified had they been able to perform sufficient auditing procedures relating to management’s assessment.

Changes in Internal Control Over Financial Reporting

Management has evaluated whether any changes in our internal control over financial reporting that occurred through the date of this filing have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We anticipate that these changes and other ongoing enhancements and remediation activities, which are described in “Remediation Activities Related to Material Weaknesses” section below, will continue to have a material impact on our internal control over financial reporting in future periods.

•                 Hired experienced senior management personnel including a new CFO, Corporate Controller, and International Controllers in 2006.

•                 Hired a Chief Compliance Officer and in-house General Counsel in 2007.

•                 The CFO and the President of International and International Controllers traveled to various foreign locations to observe the respective operations and to reinforce the importance of internal controls and accurate financial reporting in 2006. Additional visits and training at international locations will be conducted on a go forward basis.

•                 Established an outsourced agreement in 2006 with a third-party internal audit service provider to assist with specific internal audit procedures, including the documentation, and evaluation of design and operating effectiveness of internal control over financial reporting to support management’s 2007 assessment of internal control over financial reporting. This included visits during 2007 to certain material foreign locations.

•                 Performed a complete management assessment of internal control over financial reporting beginning in 2007, which included documentation of business processes and entity level controls and the creation of risk matrixes to facilitate the evaluation and testing of the Company’s key business processes and internal control activities.

Remediation Activities Related to Material Weaknesses

In addition, the Company has taken, or anticipates taking, the following additional actions to remediate the specific material weaknesses described above.

Control Environment — Remediation activities related to our control environment include the following:

Accounting Policies – We have formalized our accounting policies in 2007 in conjunction with our enhancement of our documentation of internal control processes and procedures, and have established procedures to standardize our accounting policies throughout the organization. We have also increased the frequency of training for the general managers and international subsidiary controllers to provide for consistent communication of our policies for financial reporting and related internal controls.

Maintenance of Risk Assessment Programs – Management has, in conjunction with the assessment of internal controls in 2007, identified key financial reporting risks and has evaluated the adequacy of the internal control procedures to address the identified risks. This included the completion of comprehensive, worldwide entity level control questionnaires and fraud risk assessments in 2007 by senior management, the Company’s General Counsel and the Manager of Internal Audit. In addition, the Company enhanced the in-house internal audit function in 2007 by hiring a Manager of Internal Audit who is a Certified Internal Auditor with direct reporting to the Audit Committee. This has provided enhanced assistance to the Audit Committee in monitoring identified risks and in establishing more robust internal audit plans.  In addition, management will continue to provide compliance training throughout the worldwide organization.

Application of GAAP — We have implemented procedures to address revenue recognition issues and impairment models for intangible assets. With respect to other non-income tax accruals and contingencies, in 2007 and 2008 our management performed an analysis with the assistance of outside legal counsel to assess and estimate the exposure related to such positions. To address income statement and balance sheet classification issues, we have enhanced our close processes and procedures as described in the financial reporting process remediation activities below.

Accounting for Income Taxes — In 2007, we hired a new Tax Director and Tax Accountant and have utilized various out-sourced service providers for tax consulting services to assist in our accounting for income taxes. We continue to evaluate our tax process and tax resource requirements. In 2007 we performed a comprehensive review of our foreign statutory tax filings, and have assessed the impact of the delinquent filings and the process that we need to complete these filings. In addition, in 2007 and 2008 our management performed an analysis with the assistance of outside legal counsel to assess, estimate, and record the exposure related to our uncertain tax positions in accordance with generally accepted accounting principles. We continue to evaluate the adequacy of our tax resources.

Financial Reporting Process — During 2007, we redesigned and implemented improved procedures to provide for enhanced retention of documentation to support sub-ledger and account reconciliations. We are continuing to evaluate the reconciliation process related to clearing accounts and controls over journal entries. During 2007 and 2008, we enhanced monthly close procedures to include completion of a formal monthly close checklist, recurring journal entry checklist, variance analysis of financial statement fluctuations, enhanced budget to actual reviews, and review and approval of all accrued liability accounts. In 2008, we hired a Financial Reporting Manager, who brings additional knowledge of GAAP and financial reporting practices. In addition, the Company has added a disclosure committee in 2007 and enhanced our procedures to provide for additional management review of financial statements and disclosures.

We believe that we will not have fully remediated this material weakness until we are able to file required reports with the SEC on a timely basis.

Monitoring of a Service Provider — We are in the process of redesigning our procedures to more effectively monitor the service provider responsible for the management of the operations of one of our foreign locations. In particular, we are improving our monitoring process to ensure that the commissions expense recalculations and other reconciliation processes (based on information reported by the outside service provider) are performed on a regular basis, documented and reviewed. In addition, in conjunction with our 2007 assessment of internal controls, our out-sourced internal auditor performed a site visit to the foreign location to observe the facility, interview on site employees of the service provider, and evaluate the internal control procedures of the service provider. Additional visits to the location will be conducted as part of internal audit’s overall plan.

Information Technology Systems — During 2007, we implemented the following procedures to enhance our information technology processes and controls:

Access Controls — In 2007, management performed a broad and detailed analysis of user access for the applications we have determined to have a material impact on our financial reporting for our domestic locations. We are continuing to remediate segregation of duties conflicts. Our management is evaluating the level of risk at material international locations, and will perform additional access reviews at additional international locations as considered necessary. The Company is in the process of redesigning user security within our financial reporting systems.

During 2007, we improved physical access controls including limiting access to certain check printers and our main data center. In addition, management performed an evaluation of the password requirements for certain key financial reporting applications, and implemented strengthened passwords in 2007 to improve length, aging, and complexity for our passwords in certain key systems. We are currently evaluating enhancements to password requirements for our remaining applications.

Change Management – During 2007, our management implemented enhanced procedures to control changes to the production environment, and we continue to evaluate additional measures to ensure that adequate documentation is retained. In addition, during 2007 our management redesigned job descriptions within the change control process of certain of the Company’s application systems to improve segregation of duties, including removing the ability of the Information Technology Director to perform code changes and increasing his responsibilities to conduct code review. In addition, an additional developer’s job responsibilities were changed to assist in reviewing code before it is placed into production, including code changes regarding financial reports.

Spreadsheets – During 2007, management has designed and implemented procedures to inventory, assess the risk of, and rank our critical financial reporting spreadsheets for locations that have a material impact on our financial reporting. In conjunction with the assessment of internal controls for 2007, management performed detailed testing at locations that have a material impact on our financial reporting around security and change management for spreadsheets. Management intends to further enhance the design of our controls over spreadsheets by establishing procedures for benchmarking critical spreadsheets to ensure that formulas are appropriate and protected, and that the logic and design of the spreadsheets is appropriate and consistent. Management is also implementing enhanced review procedures and we will extend any or all of our enhanced procedures to additional international locations as considered necessary.

Management is also in the process of implementing an application package that will facilitate a worldwide consolidation and reduce our reliance on spreadsheets. In addition, our information technology management has selected an application to provide for a world-wide standardization of the general ledger system. Management has developed a timeline for implementation of this application.

Conclusion

We believe the measures described above will facilitate remediation of the material weaknesses we have identified and will continue to strengthen our internal control over financial reporting. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide that additional measures are necessary to address control deficiencies. Moreover, we may determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nature’s Sunshine Products, Inc.:

We were engaged to audit management’s assessment regarding the effectiveness of internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2006. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, the Company was unable to complete its assessment of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we were unable to perform sufficient auditing procedures necessary to form an opinion on management’s assessment.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•                  Control Environment – The Company did not maintain an effective control environment for internal control over financial reporting. Specifically, the Company concluded that they did not have appropriate controls in the following areas:

•                  Accounting Policies – As a result of the turnover of key financial and accounting personnel during 2006, the Company did not maintain a comprehensive and formalized process for monitoring the application of its policies, and for updating and consistently communicating its accounting policies and procedures within the organization.

•                  Maintenance of Risk Assessment Programs – The Company did not maintain an adequate risk oversight function to evaluate and report on risks to financial reporting throughout the organization, including completion of a comprehensive, worldwide risk assessment to identify all potential risk areas and evaluate the adequacy of controls to mitigate identified risks.

•                  Application of GAAP – The Company did not maintain effective internal controls relating to the application of generally accepted accounting principles, including revenue recognition for certain items, the proper recording of certain accruals and contingencies, use of appropriate models to evaluate potential impairment of intangible assets, and the proper classification of certain balance sheet and income statement accounts.

•                  Accounting for Income Taxes – The Company’s processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts related to the tax provision and related current or deferred income tax asset and liability accounts were accurate, recorded in the proper period, and determined in accordance with generally accepted accounting principles. Specifically, the Company did not (i) analyze and reconcile certain deferred income and tax payable accounts, (ii) appropriately consider the need to record or disclose contingencies for certain income tax positions in accordance with generally accepted accounting principles, and (iii) file tax returns in certain foreign jurisdictions. Additionally, the Company had insufficient personnel with appropriate qualifications and training in accounting for income taxes.

•                  Financial Reporting Process – The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, the Company’s process lacked timely and complete financial statement reviews, effective journal entry controls, and appropriate reconciliation processes. Further, the Company was unable to complete regulatory filings as required by the rules of the SEC.

•                  Monitoring of a Service Provider – The Company did not effectively monitor a service provider responsible for managing the entire operations for one of their foreign locations in terms of an out-sourced arrangement. Transactions are recorded in the Company’s system based on monthly reporting from the service provider. The Company had established a monitoring process including a recalculation of commissions expense based on sales reported by the service provider, and certain additional cash and inventory reconciliation procedures. These monitoring processes and procedures were not performed on a regular basis, and were not adequately documented or reviewed, which increased the likelihood of material mistatements in their financial statements.

•                  Information Technology Systems  – The Company did not maintain effective internal control over financial reporting related to certain information technology applications and general computer controls which are considered to have an impact on financial reporting and which resulted in a more than reasonable possibility that material misstatements in their financial statements would not be prevented or detected. Specifically, the Company lacked effective controls in the following areas:

•                  Access Control – The Company did not maintain effectively designed controls to prevent unauthorized access to certain programs and data, and provide for periodic review and monitoring of access including reviews of security logs and analysis of segregation of duties conflicts.

•                  Change Management – The Company did not maintain effectively designed controls to ensure that all information technology program and data changes were authorized, developer access to the production environment was limited, and that all program and data changes were adequately tested for accuracy and appropriate implementation.

•                  Spreadsheets – The Company did not maintain effectively designed controls to ensure that critical spreadsheets were identified, access to these spreadsheets was restricted to appropriate personnel, changes to data or formulas were authorized and appropriate, or that the spreadsheets were adequately reviewed by someone other than the preparer.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

Because of the limitation on the scope of our audit described in the second paragraph of this report, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management’s assertion referred to above. In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria and the effects of any other material weaknesses, if any, that we might have identified if we had been able to perform sufficient auditing procedures, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and have issued our report dated October 6, 2008 that expressed an unqualified opinion on those 2006 financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

October 6, 2008

Item 9B. Other Events

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers, as of June 30, 2008, are as follows:

Name	Age	Position	Served in Position Since	Class and Year Term will Expire
Kristine F. Hughes	69	Chairperson of the Board	1980	Class III – 2005
Robert K. Bowen	59	Director	2006
Larry A. Deppe	59	Director	2006
Eugene L. Hughes	77	Director	1980	Class II – 2007
Pauline Hughes Francis	67	Director	1988	Class I – 2006
Douglas Faggioli	54	President and Chief Executive Officer	1997	—
Stephen M. Bunker	50	Vice President – Finance, Treasurer, Chief Financial Officer and Chief Accounting Officer	2006	—
Jamon Jarvis	42	General Counsel and Chief Compliance Officer	2007	—
Greg Halliday	44	President – U.S. Sales, Nature’s Sunshine Products	2006	—
Bryant J. Yates	35	President – International, Nature’s Sunshine Products	2007	—
John R. DeWyze	51	Executive Vice President – Operations, Nature’s Sunshine Products	2002	—
William J. Keller	65	Vice President – Health Sciences and Educational Services	2001	—
Lynda Marie Hammons	53	Vice President – Quality and Regulatory Affairs	2001	—
R. Kay Olsen	53	Vice President – Information Technology	2002	—

Certain information regarding the business experience of the executive officers and directors is set forth below.

KRISTINE F. HUGHES. Mrs. Hughes is the Chairperson of our Board of Directors and a member of our Compensation Committee. She was a co-founder in 1972 of Hughes Development Corporation, a predecessor of our Company, and has served as an officer or director of our company and/or its predecessors since 1980. Mrs. Hughes is the wife of Eugene L. Hughes, one of our founders and directors.

ROBERT K. BOWEN. Mr. Bowen is a member of our Board of Directors and a member of our Audit Committee. A Certified Public Accountant, Mr. Bowen has been a partner at the accounting firm of Hansen, Barnett & Maxwell, P.C. since 1980.

LARRY A. DEPPE. Mr. Deppe is an independent member of our Board of Directors and a member of our Audit Committee. Mr. Deppe is a certified public accountant with over 35 years experience auditing and teaching accounting. Mr. Deppe is currently an Associate Professor of Accounting in the School of Accountancy at Weber State University, Ogden, Utah. Prior to embarking on an academic career, Mr. Deppe for eight years held various accounting posts with Intermountain Health Care, the Office of the Utah State Auditor, Christensen, Inc. and Arthur Young & Co. Active in professional affairs, Mr. Deppe served two four-year terms as Chair of the Utah State Board of Accountancy.

EUGENE L HUGHES. Mr. Hughes is a founder and member of our Board of Directors. He co-founded Hughes Development Corporation, a predecessor of our Company, in 1972. He has served as an officer or director of our Company and/or its predecessors since 1972. Mr. Hughes graduated from Brigham Young University. He is the husband of Kristine F. Hughes, our Chairperson of the Board.

PAULINE HUGHES FRANCIS. Mrs. Francis is a member of our Board of Directors, a member of our Audit Committee, and a member of our Compensation Committee. She has served on our Board of Directors since 1988. Mrs. Francis was a co-founder in 1972 of Hughes Development Corporation, a predecessor of the Company, and has acted as a consultant from time to time to our Company and its predecessors.

DOUGLAS FAGGIOLI. Mr. Faggioli is the President and Chief Executive Officer of our Company. Prior to his appointment as President and Chief Executive Officer in November 2003, Mr. Faggioli served as Executive Vice President, Chief Operating Officer and a Director of our Company. He began his employment with us in 1983 and has served as one of our officers since 1989. He is a Certified Public Accountant.

STEPHEN M. BUNKER. Mr. Bunker serves as Vice President over Finance and Chief Financial Officer since March 27, 2006. Mr. Bunker served as Vice President of Finance and Treasurer of Geneva Steel Holdings, Corporation from July 2001 until March 2006. Previous to July 2001 Mr. Bunker served as Corporate Controller for Geneva Steel Corporation. Mr. Bunker is a certified public accountant, and worked for Arthur Andersen for six years.

JAMON JARVIS. Mr. Jarvis is the General Counsel of our Company. He has served in this position since March 2007. Prior to this appointment, Mr. Jarvis served as General Counsel and Chief Financial Officer of InterNetwork, Inc., in San Francisco, California, from January 2004 to November 2006; and as Executive Vice President Finance, General Counsel and Corporate Secretary at Spontaneous Technology, Inc., in Salt Lake City, Utah, September 2001 to October 2003. Mr. Jarvis received his B.A. in History in 1990 from Brigham Young University and his J.D. in 1993 from Cornell Law School.

GREG HALLIDAY. Mr. Halliday is the President – U.S. Sales for Nature’s Sunshine Products. He has served in this position since 2006 and previously served as Vice President – Nature’s Sunshine Products U.S. Sales. Mr. Halliday received his B.S. in 1989 and M.B.A. with an emphasis in Marketing in 1991 from the Marriott School of Management at Brigham Young University.

BRYANT J. YATES. Mr. Yates is the President – International of our Company. Mr. Yates, has served as Executive Director—International of the Company, Director—International—Europe/Middle East and General Manager of Nature’s Sunshine Products of Russia, an affiliate of the Company. Mr. Yates has been employed by the Company since 1999. Mr. Yates received a degree in international business from Utah Valley State College.

JOHN R. DEWYZE. Mr. DeWyze is the Executive Vice President – Operations for Nature’s Sunshine Products and has served in this position since 1997. Mr. DeWyze received his B.S. in Chemistry in 1981 from Grand Valley State University and his M.B.A. in 1994 from the University of Southern Indiana.

WILLIAM J. KELLER. Dr. Keller is the Vice President – Health Sciences and Educational Services for Nature’s Sunshine Products. He was appointed to serve in this capacity in April 2001. Prior to joining our Company, Dr. Keller was the Department Chair/Professor in the School of Pharmacy at Stamford University and Northeast Louisiana University. Dr. Keller received his B.S. in Pharmacy and M.S. in Pharmaceutical Sciences from Idaho State University. In 1972, the University of Washington awarded him a Ph.D. in Pharmacognosy.

LYNDA MARIE HAMMONS. Mrs. Hammons is the Vice President – Quality and Regulatory Affairs for Nature’s Sunshine Products. She has served in this capacity since June 2001. Mrs. Hammons received her B.S. in Chemistry and Microbiology from Bowling Green State University and her M.B.A. with an emphasis on Quality Management from the University of Cincinnati. Mrs. Hammons is also a Certified Quality Engineer, a Certified Quality Technician and a Certified Quality Auditor–American Society for Quality.

R. KAY OLSEN. Mr. Olsen is the Vice President – Information Technology of our Company and has served in this capacity since March 2002. Mr. Olsen received his B.S. in Information Management from Brigham Young University and his M.B.A. from the University of Phoenix.

Board Composition and Election

Directors are elected at annual meetings of shareholders. Our Bylaws provide for a classified Board of Directors, consisting of three staggered classes of directors, as nearly equal in number as possible. As a result, shareholders will elect a portion of our Board of Directors each year. The Class I directors’ terms were originally set to expire at our annual meeting held in 2006, the Class II directors’ terms were originally set to expire at our annual meeting held in 2007, and the Class III directors’ terms were originally set to expire at our annual meeting held in 2008. Due to our inability to file our Quarterly and Annual Reports with the SEC in those years, we were not able to hold annual meetings in 2007, 2006 or 2005. The Class of each director is set forth above.

Committees of the Board of Directors

The Board of Directors has formed the following committees:

The Compensation Committee. The Compensation Committee reviews compensation policies applicable to officers and key employees, recommends to the Board of Directors the compensation to be paid to our Chief Executive Officer and determines the compensation and benefits of all directors on the Board. The Compensation Committee has adopted a written charter. The members of the Compensation Committee are Kristine F. Hughes and Pauline Hughes Francis; Ms. Francis is an “Independent Director” as discussed in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

The Audit Committee. The Audit Committee is a separately-designated standing committee of the Board, which oversees our financial statements, preparation process and related compliance matters and performance of the internal audit function, is responsible for engagement and oversight of our independent registered public accounting firm and reviews the adequacy and effectiveness of our internal control system and procedures.

The members of the Audit Committee are Larry A. Deppe (Chairman), Robert K. Bowen and Pauline Hughes Francis, each of whom is an Independent Director and independent for the purposes of the regulations promulgated by the SEC. Our Board of Directors has determined that Larry A. Deppe and Robert K. Bowen are audit committee financial experts, as that term is defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission. We believe Pauline Hughes Francis falls outside the SEC safe harbor providing that a person will not be deemed an affiliate for purposes of determining audit committee member independence if he or she beneficially owns 10 percent or less of an issuer’s voting stock. As of June 30, 2008, Ms. Francis beneficially owned approximately 12.4 percent of the Company’s common stock. The Board has determined that Ms. Francis is independent for purposes of SEC regulations and the NASD Marketplace Rules.

The Nominating Committee. The Nominating Committee makes recommendations to the Board of Directors about the size of the Board or any committee thereof, identifies and recommends candidates for the Board and committee membership, evaluates nominations received from shareholders, and develops and recommends to the Board corporate governance principles applicable to our Company. The Nominating Committee has not adopted a written charter.

The members of the Nominating Committee are Kristine Hughes, Pauline Hughes Francis, Robert K. Bowen. Ms. Francis and Mr. Bowen are both an “Independent Director” as discussed in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities, to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such officers, directors and 10 percent shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms furnished or available to the Company, the Company believes that its directors, executive officers and 10 percent shareholders complied with all Section 16(a) filing requirements for the fiscal years ended December 31, 2005, December 31, 2006 and December 31, 2007 except for the following filings:  the Form 5 filed by Pauline Hughes Francis on September 9, 2008 to report gift transactions dated December 14, 2006, January 23, 2007 and December 26, 2007 and the Form 5 filed by Eugene L. Hughes on September 9, 2008 to report gift transactions dated October 31, 2007 and December 31, 2007.

Code of Ethics

We adopted a revised Code of Conduct on August 29, 2008 that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer and senior financial and accounting officers. Among other matters, the Code of Conduct establishes policies to deter wrongdoing and to promote both honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of the Code of Conduct and accountability for adherence to the Code. In addition, we provide an ethics line for reporting any violations of the Code of Conduct on a confidential basis. Copies of our Code of Conduct are available on our website at www.natr.com or upon request, without charge, from the Company by sending a written request to the following: Nature’s Sunshine Products, Inc., Code of Conduct Request, Attn: Legal Department, 75 East 1700 South, P.O. Box 19005, Provo, UT 84605. We will post on our internet website all waivers to or amendments of our Code of Conduct that are required to be disclosed by applicable law.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides disclosure about the policies and objectives underlying the compensation programs for our executive officers. Accordingly, we will address and analyze each element of the compensation provided to our chief executive officer, our chief financial officer and the other executive officers named in the Summary Compensation Table which follows this discussion. The Compensation Committee of our Board of Directors administers the compensation programs for our chief executive officer. Our chief executive officer administers the compensation programs for our other executive officers.

Compensation Policy for Executive Officers. We have designed the various elements comprising the compensation packages of our executive officers to achieve the following objectives:

•                  reflect individual accomplishments and contributions to the Company as well as overall Company performance;

•                  align each executive officer’s interests with those of the Company’s shareholders; and

•                  attract and retain qualified executives who will help the Company meets its goals.

Each executive officer’s compensation package has historically consisted of three elements: (i) a base salary, (ii) a cash bonus based upon pre-established financial objectives and the individual officer’s personal performance, and (iii) participation in long-term, stock-based incentive awards, in the form of stock options, designed to align and strengthen the mutuality of interests between our executive officers and our shareholders. In 2005 the Company’s 1995 Stock Plan expired and the Company suspended its option grant program; accordingly, the compensation package for our executive officers is now comprised of base salary and cash bonus.

When establishing the compensation levels for the executive officers, we take into account the Company’s overall financial performance and its evaluation of each executive officer’s individual performance level and his or her potential contribution to the Company’s future growth. Over the years, the Company has endeavored to follow a pay-for-performance philosophy of conservative base and competitive short-term bonus when Company performance measures have been achieved.

In setting executive officer compensation, the Compensation Committee and our chief executive officer review a report (the “Executive Compensation Report”) prepared by our Director of Human Resources in order to assess the competitiveness of the Company’s compensation programs in comparison to market averages. The Executive Compensation Report examined the data contained in Watson Wyatt’s ECS Top Management Compensation Survey and Mercer’s Executive Compensation Survey for 2005-06. The Executive Compensation Report compared the Company’s executive compensation practices including base pay, short-term incentives, long-term incentives and other practices to industry and national survey data as well as the base pay, bonus and total compensation of officers on an individual basis.

Elements of Compensation. Each of the major elements comprising the compensation package for executive officers (salary, bonus and equity) is (i) designed to reflect individual accomplishments and contributions to the Company as well as overall Company performance, (ii) align the executive’s interests with those of our shareholders and (iii) attract and retain qualified executives who will help the Company meet its goals. The manner in which each element of compensation has been structured may be explained as follows.

Salary. The base salary level of each executive officer is reviewed in the last quarter of each year, with any salary adjustments for the upcoming year to be effective on or about January 1 of that year. The Company targets base salaries to be in the range of 80% to 90% of market. However, the Company may also consider the performance of the executive, contributions by the executive towards the Company’s mission/goals and tenure at the Company. The Company believes that this component of compensation should provide a level of security and stability from year to year and not be dependent to any material extent on the Company’s financial performance. The Compensation Committee approved a salary increase of 6% for our chief executive officer for 2006; however, Mr. Faggioli declined to accept the approved increase. Accordingly, Mr. Faggioli’s salary remained constant from 2005 to 2006. The salary levels for the other named executive officers were increased by approximately 3% in 2006 from the levels in effect for the 2005 fiscal year. After examining the practices of companies with similar sales revenue in 2006, the Company found that, on average, our officers’ base salaries for 2006 were approximately 24% below the base salaries of officers at those companies.

Incentive Compensation. The bonus structure is generally designed to bring the total cash compensation for our executives up to market in a typical year and to exceed market when justified by Company performance. In 2005, to compensate for the suspension of our option grant program, the Company increased the size of the cash bonus awards to our executive officers. As a result, the cash bonuses paid to our executive officers exceeded 2005 market averages by 250%, and our overall officer total cash compensation in 2005 exceeded market averages by 24%. To prevent placing too much emphasis on short-term focus at the expense of long-term results, we significantly reduced bonus amounts for 2006. Messrs. Faggioli and Halliday were each eligible to receive bonuses in 2006 pursuant to guidelines which provided for a recommended bonus amount equal to a percentage of their respective base salaries based on achievement of increases in operating income and sales revenue. The Compensation Committee (in the case of Mr. Faggioli’s bonus) and our chief executive officer (in the case of Mr. Halliday’s bonus) had the discretionary authority to determine the actual amount of the bonuses, which could be adjusted to be higher or lower than the guideline amounts. Because the pre-established operating income and sales revenue goals were not achieved, Mr. Faggioli did not receive a bonus for 2006; however, our chief executive officer exercised his discretionary authority and awarded Mr. Halliday a $4,000 bonus based on his personal performance. For Messrs. Bunker, DeWyze and Keller, our chief executive officer had established bonuses of up to 75%, 75% and 60% of their respective base salaries for 2006 based on the Company’s performance. The actual bonuses paid to Messrs. Bunker, DeWyze and Keller were significantly below these amounts. The reduction was based on the weighted average bonuses actually paid to the employees in the Company’s U.S. Sales, International and Synergy divisions. In addition, Mr. Bunker’s bonus was further reduced to reflect the fact that he was not employed for the entire year. Accordingly, Messrs. Bunker, DeWyze and Keller received bonuses equal to 13.8%, 27.5% and 22%, respectively, of their base salaries. Cash bonuses paid to our officers in 2006 were 81% under the market average for companies with similar annual revenues, resulting in the total cash compensation of our officers being 38% below such market averages.

Long-Term Incentives. In prior years, we have structured our long-term incentive program for executive officers in the form of option grants under our 1995 Stock Option Plan which was administered by our Compensation Committee. Each option grant has been designed to align the interests of the executive officer with those of the shareholders and to provide him with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business. Each option grant allows the officer to acquire shares of our common stock at a fixed price per share over a specified period, usually ten years. Options granted in past years have generally vested and become exercisable in a series of installments over a period of one to three years measured from the grant date, contingent upon the officer’s continued employment. All outstanding options are fully vested at this time. Our 1995 Stock Option Plan terminated in 2005 and no options have been granted under this plan since its termination.

Executive Officer Perquisites. It is not our practice to provide our executive officers with any meaningful perquisites. However, in 2006 we paid premiums on $250,000 key person life insurance policies for our named executive officers and provided our named executive officers the opportunity to receive up to $2,500 for tuition assistance; however, none of our executive officers elected to receive tuition assistance. We believe these perquisites are an important factor in retaining our executive officers.

Other Programs. Our executive officers are eligible to participate in our 401(k) employee savings plan on the same basis as all other regular U.S. employees.

Deferred Compensation Programs. The Company has adopted a deferred compensation plan for its executive officers, certain other selected employees and its non-employee directors to enable them to save for retirement by deferring their income and the associated tax to a future date following termination of employment. Under the Supplemental Elective Deferral Plan (the “SEDP”), the named executive officers and other participants have the opportunity to defer compensation to future dates specified by the participant with a return based on investment alternatives selected by the participant. The Company believes that the SEDP is comparable to similar plans offered by its competitors. The amounts deferred under the SEDP for the named executive officers are reported below in the Summary Compensation Table and the Nonqualified Deferred Compensation Table.

Officer Employment Agreements. We have entered into employment agreements with each of our named executive officers. We believe that the employment agreements with our executive officers achieve two important goals crucial to our long-term financial success; namely, the long-term retention of our senior executives and their commitment to the attainment of our strategic objectives. The agreements will allow our participating executive officers to continue to focus their attention on our business operations and strategic plans without undue concern over their own financial situations during periods when substantial disruptions and distractions might otherwise prevail. Each employment agreement provides for an initial term of twelve months which automatically renews for additional twelve month periods provided neither party terminates the employment relationship. Upon the cessation of a named executive officer’s employment due to termination by the Company without cause, the Company’s non-renewal of the employment term, death or incapacity, the named executive officer will receive severance benefits in an amount equal to his or her base salary for the year of termination and continued medical and life insurance coverage for 12 months (3 months for Mr. Halliday and Dr. Keller).

A summary of the material terms of the officer employment agreements, together with a quantification of the severance benefits payable under those agreements to each of the executive officers named in the Summary Compensation Table may be found in the section below entitled “Executive Compensation and Other Information — Employment Contracts, Termination of Employment and Change in Control Arrangements.”

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based under the terms of Section 162(m). Non-performance-based compensation paid to our executive officers for 2006 did not exceed the $1.0 million limit per officer. However, as we continue to increase salaries and bonuses for our executive officers and if we grant equity awards in the future, it is possible that the non-performance-based compensation payable to our executive officers will exceed the $1.0 million limit in one or more future years. We believe that in establishing the cash and equity incentive compensation programs for our executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, we may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to our financial performance or through equity awards, which together with base salary in the aggregate may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the executive officers essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis disclosure with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Submitted by:

Pauline Hughes Francis

Kristine Hughes

Executive Compensation

The following table sets forth a summary, for the year ended December 31, 2006 of the compensation of the principal executive officer, the principal financial officer, the three most highly compensated executive officers of the Company (not including the principal executive officer and the principal financial officer) whose total compensation for the 2006 fiscal year was in excess of $100,000 and who were serving as executive officers at the end of 2006 and the former principal financial officer and one other former executive officer whose employment terminated during 2006. The listed individuals shall be hereinafter referred to as the “named executive officers.”

Summary Compensation Table

Name & Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Douglas Faggioli President, CEO & Director	2006	350,000	—	—	—	—	—	13,860	363,860
Stephen Bunker, CFO	2006	131,250	18,081	—	—	—	—	7,283	156,614
Craig Huff, Former CFO	2006	123,548	—	—	—	—	—	6,978	130,526
John DeWyze, EVP & VP of Operations	2006	187,000	51,515	—	—	—	—	12,643	251,158
William Keller, VP of Health Sciences & Educational Services	2006	150,360	4,336	—	—	—	—	9,758	164,454
Greg Halliday, President - Nature’s Sunshine Products U.S.	2006	163,000	4,000	—	—	—	—	10,771	177,771
Bob Shaffer, President - Nature’s Sunshine Products International	2006	103,606	—	—	—	—	—	111,648	215,254

(1)  Includes amounts that were deferred into the Company’s Supplemental Elective Deferral Plan (“SEDP”) as follows:  Mr. Faggioli – $52,000; Mr. Bunker – $0; Mr. Huff – $8,557; Mr. DeWyze – $30,920; Dr. Keller – $9,015; Mr. Halliday – $8,146; Mr. Shaffer – $0. The SEDP provides selected employees and non-employee directors with the ability to defer compensation to future dates specified by the participant with a return based on investment alternatives selected by the participant. The SEDP is more fully described in the section following the Nonqualified Deferred Compensation Plans table below.

(2)  “All Other Compensation” includes the following amounts paid by the Company for the fiscal year ended December 31, 2006. The amounts disclosed are the actual costs to the Company of providing these benefits.

Name & Principal Position	401(k) Plan Company Contribution ($)	Life Insurance ($)	Disability Payments ($)	Severance Payments* ($)	Total ($)

Douglas Faggioli	11,000	2,320	540	—	13,860
Stephen Bunker	6,576	437	270	—	7,283
Craig Huff	5,917	851	210	—	6,978
John Dewyze	11,000	1,283	360	—	12,643
William Keller	9,218	—	540	—	9,758
Greg Halliday	9,844	567	360	—	10,771
Bob Shaffer	9,195	1,309	360	100,784	111,648

*  Includes the following amounts:  (i) salary continuation payments of $64,394 paid between the date of Mr. Shaffer’s death on July 29, 2006 and December 31, 2006 and (ii) $36,390 for accrued paid time off.

Grants of Plan-Based Awards in Fiscal Year 2006

The Company did not grant any awards to named executive officers in 2006 under non-equity incentive plans or equity incentive plans.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2006:

	Option Awards
Name & Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Douglas Faggioli	2,000	—	—	8.80	4/1/2013
	25,000	—	—	12.65	2/26/2008
	95,690	—	—	7.69	2/6/2007
TOTAL	122,690	—	—

Stephen Bunker	—	—	—	—	—

Craig Huff	—	—	—	—	—

John DeWyze	16,300	—	—	12.25	2/23/2009
	250	—	—	8.13	1/3/2010
TOTAL	16,550	—	—

William Keller	4,000	—	—	7.51	4/16/2007

Greg Halliday	2,560	—	—	12.25	2/23/2009
	3,000	—	—	9.95	5/16/2007
	500	—	—	12.55	8/1/2011
	10,000	—	—	14.90	5/28/2010
TOTAL	16,060	—	—

Bob Shaffer	6,550	—	—	12.25	7/29/2007
	500	—	—	8.31	7/29/2007
	10,000	—	—	12.65	7/29/2007
	10,000	—	—	19.71	7/29/2007
TOTAL	27,050	—	—

Option Exercises and Stock Vested

None of the named executive officers exercised options in 2006 or held shares of stock that vested in 2006.

Pension Benefits

The Company does not have a pension plan in which the named executive officers can participate to receive payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation Plans

Information regarding the named executive officers’ participation in the Company’s nonqualified deferred compensation plan is included below.

Supplemental Elective Deferral Plan. The Company has adopted the Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan (the “SEDP”). The following table sets forth information relating to the SEDP for 2006 for the named executive officers:

Name & Principal Position	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Douglas Faggioli	52,000	—	45,276	—	577,992
Stephen Bunker	—	—	—	—	—
Craig Huff	8,557	—	16,514	—	274,742
John DeWyze	30,920	—	16,049	—	187,079
William Keller	9,015	—	507	—	9,522
Greg Halliday	8,146	—	432	—	8,578
Bob Shaffer	—	—	—	—	—

(1)  Executive contributions are included in the “Salary” reported under the Summary Compensation Table above.

(2)  Earnings is defined to reflect the difference in the account balance between the beginning and end of the year, less any executive or Company contributions and any amounts withdrawn or distributed. Earnings include realized and unrealized gains, capital gains and dividends paid.

The SEDP permits the named executive officers, certain other employees and the Company’s non-employee directors with the opportunity to defer specified percentages (up to 75%) of their compensation, including amounts that could not be deferred under the Company’s Tax Deferred Retirement Plan because of the limitations under such plan imposed by the Internal Revenue Code. Participants may elect deferred amounts to be paid in monthly payments over 3 or 5 years or in a lump sum upon separation from service. Deferrals are credited with gain or loss based on the performance of one or more investment alternatives selected by the participant from among the investment funds offered by the Board. No actual investments are held in the participants’ accounts and participants will at all times remain general unsecured creditors of the Company with respect to their account balances.

Potential Payments Upon Termination or Change in Control

Included below is a summary of the material terms and conditions of the employment agreements the Company has entered into with its named executive officers that provide for certain payments and benefits upon termination of employment. The employment agreements are the only arrangements the Company has with its named executive officers to provide benefits upon termination of employment. The Company does not have any contract, agreement, plan or arrangement with its named executive officers that provides for payments at, following or in connection with a change in control of the Company.

Pursuant to the terms of the employment agreement each named executive officer has entered into with the Company, each named executive officer is eligible to receive certain termination benefits. The employment agreements provide that in the event the named executive officer is terminated by the Company without cause or due to non-renewal of the employment agreement or in the event the named executive officer’s employment ceases due to death or incapacity, he will be entitled to receive a severance payment equal to his annual base salary for the year of termination and continued medical and life insurance coverage for 12 months (3 months for Mr. Halliday and Dr. Keller). Such severance payment may be distributed in a lump sum or in a series of bi-weekly payments. Pursuant to the terms of their employment agreements, for a period of 1 year after the later of (i) the cessation of the named executive officer’s employment and (i) the date on which the final severance payment was paid to the named executive officer, the named executive officer will be subject to certain non-compete and non-solicitation covenants.

The following table sets forth the estimated payments and benefits that would have been payable to the named executive officers under their agreements in the termination circumstances indicated below had their employment terminated on December 31, 2006. All cash payments are assumed to be made in a lump sum and would be paid by the Company. The amounts set forth in this table represent estimates and forward-looking information that is subject to substantial variation, based on the timing of the triggering event. The Company cautions the reader to consider these limitations in reviewing the following table.

Executive Benefits and Payments Upon Termination Due to Termination by the Company Without Cause or Due to Non-Renewal, Death or Incapacity

	Mr. Faggioli	Mr. Bunker	Mr. DeWyze	Dr. Keller	Mr. Halliday
Salary severance	$350,000	$200,360	$217,920	$37,590	$42,786
Continued Medical & Life Insurance Coverage	8,040	7,860	7,860	8,040	7,860
TOTAL	$358,040	$208,220	$225,780	$45,630	$50,646

Director Compensation

The following table sets forth certain information regarding the compensation of each individual who served as a member of our Board of Directors during the 2006 fiscal year. Except with respect to Mr. Eugene Hughes, the compensation disclosed is for services rendered as a Board member during that year. Mr. Eugene Hughes is also our employee, and the compensation disclosed for him below reflects his compensation he received in his capacity as an employee. He did not receive any additional compensation for his Board service.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Kristine F. Hughes	137,584	—	—	—	—	1,495	139,079
Pauline Hughes Francis	51,712	—	—	—	—	12,640	64,352
Franz L. Cristiani	61,575	—	—	—	—	750	62,325
Robert Bowen	41,897	—	—	—	—	18,376	60,273
Larry Deppe	60,901	—	—	—	—	300	61,201
Eugene Hughes	230,957	—	—	—	—	20,424	251,381

(1)  Consists of retainer fees for service as a member of the Board with respect to Kristine Hughes, Pauline Hughes Francis and Messrs. Cristiani, Bowen and Deppe; Mr. Hughes received salary of $203,000, of which he deferred $13,000 into the SEDP, and a cash bonus of $27,957 in 2006. Retainers paid to Kristine Hughes and Pauline Hughes Francis were paid on a monthly basis; retainers paid to Messrs. Cristiani, Bowen and Deppe were paid on a quarterly basis. The aggregate payments include the following categories of payments:

Name	Retainer ($)	Committee Chairperson Additional Retainer ($)	Misc. Retainer* ($)	Total ($)
Kristine F. Hughes	137,584	—	—	137,584
Pauline Hughes Francis	50,712	1,000	—	51,712
Franz L. Cristiani	33,075	2,000	26,500	61,575
Robert Bowen	23,625	—	18,272	41,897
Larry Deppe	31,500	3,000	26,401	60,901
Eugene Hughes	—	—	—	—

* During 2006, Messrs. Cristiani, Bowen and Deppe received compensation for additional time and efforts related to the investigation of the Company performed by a Special Committee appointed by the Audit Committee.

(2)  “All Other Compensation” includes the following amounts paid by the Company for the fiscal year ended December 31, 2006:

Name	401(k) Plan Company Contribution ($)	Life Insurance Premiums ($)	Disability Payments ($)	Health Insurance ($)	Product Credit* ($)	Consulting Fees** ($)	Total ($)
Kristine F. Hughes	—	745	—	—	750	—	1,495
Pauline Hughes Francis	—	1,690	—	10,200	750	—	12,640
Franz L. Cristiani	—	—	—	—	750	—	750
Robert Bowen	—	—	—	—	750	17,626	18,376
Larry Deppe	—	—	—	—	300	—	300
Eugene Hughes	9,512	10,552	360	—	—	—	20,424

* Represents a credit of up to $750 to purchase the Company’s products.

** From January 17, 2006 through his election to the Board of Directors on March 29, 2006, Mr. Bowen provided consulting services to the Audit Committee while serving as a member of the Special Committee overseeing the ongoing internal investigation of the Company. Upon his election to the Board and appointment to the Audit Committee, Mr. Bowen’s consulting relationship terminated.

Retainer Fees. Retainers were paid on a monthly basis to Ms. Kristine Hughes and Ms. Pauline Hughes Francis and on a quarterly basis to Messrs. Cristiani, Bowen and Deppe. In addition, Mr. Cristiani received an additional $1,000 retainer for serving as Chair of the Audit Committee for the first quarter of 2006. Mr. Deppe received an additional $3,000 retainer for serving as Chair of the Audit Committee for the second, third and fourth quarters of 2006. Ms. Pauline Hughes Francis received an additional $1,000 retainer for serving as the Chair of the Compensation Committee for 2006.

Meeting Fees. Our directors do not receive fees for attendance at Board or Committee meetings; however, Messrs. Cristiani, Bowen and Deppe received $26,500, $18,272 and $26,401, respectively, for time devoted to the ongoing internal investigation performed by the Special Committee.

Expenses. Board members were reimbursed for travel and other expenses incurred in connection with their duties as directors to the extent such expenses were submitted to the Company for reimbursement.

Equity. No stock options or other equity awards were granted to our directors during 2006.

Nonqualified Deferred Compensation. None of our non-employee directors participated in the SEDP. Mr. Hughes elected to defer under the SEDP $13,000 of the compensation he received in 2006 in his capacity as an employee. The SEDP is more fully described above in the section following the Nonqualified Deferred Compensation Plans table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our Common Stock as of June 30, 2008 by (1) each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock, (2) each of our directors, (3) each of our executive officers and (4) all directors and executive officers of the Company as a group. To our knowledge and except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless we indicate otherwise, each holder’s address is c/o Nature’s Sunshine Products, Inc., 75 East 1700 South, Provo, Utah 84606.

Name and Address of Beneficial Owner	Number of Shares(1)	Percent of Class (2)

Beneficial Owners of More than 5%

Delta Partners LLC (3) One International Place, Suite 2401 Boston, MA 02110	1,959,043	12.6%

Prescott Group Capital Management, LLC (3) 1924 South Utica, Suite 1120 Tulsa, OK 74104	1,525,683	9.8%

Red Mountain Capital Partners LLC (4) 10100 Santa Monica Blvd, Suite 925 Los Angeles, CA 90067	1,144,450	7.3%

Paradigm Capital Management, Inc. (3) 9 Elk Street Albany, NY 12207	1,108,600	7.2%

First Wilshire Securities Management, Inc.(5) 1224 East Green Street, Suite 200 Pasadena, CA 91106	1,108,839	7.1%

Directors and Executive Officers

Kristine F. Hughes, Chair of the Board	572,089	3.7%
Eugene L. Hughes, Director	700,312	4.5%
Pauline Hughes Francis, Director	1,923,546	12.4%
Douglas Faggioli, President and Chief Executive Officer	36,271	*
Stephen M. Bunker, Vice President of Finance, Treasurer, Chief Financial Officer and Chief Accounting Officer	18	*
Greg Halliday	3,338	*
John DeWyze, Executive Vice-President — Operations	4,264	*
All directors and executive officers as a group (7 persons)	3,239,838	20.9%

*              Less than one percent.

(1)           All entries exclude beneficial ownership of shares that are issuable pursuant to options that have not vested or that are not other wise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of June 30, 2008.

(2)           Calculated based on 15,510,159 shares of our Common Stock outstanding on the June 30, 2008, with percentages rounded to the nearest one-tenth of one percent. Shares of Common Stock subject to options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but not treated as outstanding for computing the percentage of any other person.

(3)           Reflects the number of shares held at June 30, 2008 per Schedule 13F filing.

(4)           Reflects the number of shares held at December 31, 2007 per Schedule 13D/A Filing.

(5)           Reflects the number of shares held at February 12, 2007 per Schedule 13G filing.

Equity Compensation Plans

The following table contains information regarding the Company’s equity compensation plans as of June 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	142,590	$12.05	—
Equity compensation plans not approved by security holders	140,300	$11.85	—
Total	282,890	$11.95	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board’s Audit Committee is responsible for review, approval, or ratification of “related-person transactions” involving the Company or its subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of the Company since the beginning of the previous fiscal year, and their immediate family members. We have adopted written policies and procedures that apply to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest. If the Audit Committee determines a related person has a material interest in a transaction, the Audit Committee may approve, ratify, rescind, or take other action with respect to the transaction in its discretion.

In early 2005, two Japanese Managers made donations of approximately $170 to Legacy for the Future (“Legacy”). Legacy was a charitable entity organized and controlled by a then officer and director of the Company. The donation was paid to the Company in Japan and was then wired to Legacy. Legacy subsequently purchased two products from the Company at the Company’s cost. The products were near their expiration date and were provided to under-nourished children in a third world country.

Director Independence

The Board of Directors has determined that each of the following directors is an “independent director” under applicable NASDAQ standards:

Robert K. Bowen

Larry A. Deppe

Pauline Hughes Francis

In this report, these three directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.”

Item 14. Principal Accountant Fees and Services.

We engaged Deloitte & Touche LLP as our independent, registered public accounting firm on February 2, 2007. For our fiscal year ended December 31, 2005 and until its resignation on March 31, 2006, KPMG LLP served as our registered independent public accountant. The fees incurred by the Company during the fiscal year ended December 31, 2007 for professional services rendered by the Company’s principal accountant, Deloitte & Touche LLP, are set forth below. Deloitte & Touche LLP did not perform any services for the Company during the fiscal year ended December 31, 2006.

Audit Fees

During the fiscal year ended December 31, 2007 and through October 6, 2008, Deloitte & Touche LLP billed the Company approximately $9,608,000 for professional services rendered for the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2006, 2005, and 2004.

Tax Fees

The aggregate fees billed for tax services rendered by Deloitte & Touche LLP for the years ended December 31, 2006 and 2005 were approximately $665,000 and $513,000, respectively.

Audit Related Fees and All Other Fees

During the fiscal year ended December 31, 2007, Deloitte & Touche LLP did not provide any services to the Company other than those identified above.

All of the fees above were approved by the Audit Committee. The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and has concluded that it is.

Pre-Approval Policies and Procedures

The Company pre-approves a schedule of audit and non-audit services expected to be performed by the Company’s registered public accountant in a given fiscal year. In addition, the Audit Committee delegates authority to its Chairman to pre-approve certain additional audit and non-audit services rendered by Company’s registered public accountant (other than services that have been generally pre-approved by the Audit Committee) during the period between meetings of the Audit Committee. The Chairman must report any such pre-approval decisions to the Audit Committee at its next scheduled meeting. During the year ended December 31, 2007, 100 percent of the aggregate amounts set forth above under the captions “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were pre-approved by the Chairman of the Audit Committee and subsequently reported to the Audit Committee in accordance with the procedures set forth above. Deloitte & Touche LLP did not perform any services for the Company during the fiscal year ended December 31, 2006.

PART IV

Item 15. Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a)(1)  List of Financial Statements

The following are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2006 and 2005

Consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004 (restated)

Consolidated statements of changes in shareholders’ equity and comprehensive income (loss) for the years ended December 31, 2006, 2005, and 2004 (restated)

Consolidated statements of cash flows for the years ended December 31, 2006, 2005, and 2004 (restated)

Notes to consolidated financial statements

(a)(2)  List of Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained in this Report.

(a)(3)  List of Exhibits

Exhibit Index as seen below

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

(Registrant)

Date: October 6, 2008	By:	/s/ Douglas Faggioli

Douglas Faggioli,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristine F. Hughes	Chair of the Board and Director	October 6, 2008
Kristine F. Hughes

/s/ Douglas Faggioli	President and Chief Executive Officer	October 6, 2008
Douglas Faggioli

/s/ Stephen M. Bunker	Vice President of Finance, Treasurer,	October 6, 2008
Stephen M. Bunker	Chief Financial Officer, Chief Accounting Officer

/s/ Robert K. Bowen	Director	October 6, 2008
Robert K. Bowen

/s/ Larry A. Deppe	Director	October 6, 2008
Larry A. Deppe

/s/ Eugene L Hughes	Director	October 6, 2008
Eugene L Hughes

/s/ Pauline Hughes Francis	Director	October 6, 2008
Pauline Hughes Francis

 NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004 (RESTATED)

(Amounts in Thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year

Year ended December 31, 2006

Allowance for doubtful accounts receivable	$1,984	$(441)	$(547)	$14	$119	$1,129

Allowance for obsolete inventory	4,641	736	(2,052)	—	—	3,325

Tax valuation allowance	5,297	2,525	—	—	—	7,822

Year ended December 31, 2005

Allowance for doubtful accounts receivable	$1,706	$460	$(333)	$7	$144	$1,984

Allowance for obsolete inventory	4,020	1,516	(895)	—	—	4,641

Tax valuation allowance	5,556	(259)	—	—	—	5,297

Year ended December 31, 2004 (as restated)

Allowance for doubtful accounts receivable(1)	$1,472	$149	$(191)	$188	$88	$1,706

Allowance for obsolete inventory (1)	3,945	1,295	(1,220)	—	—	4,020

Tax valuation allowance(2)	5,511	45	—	—	—	5,556

(1) As a result of the restatement discussed in Note 2 to the consolidated financial statements, the amounts reported above for the year ended December 31, 2004 were restated from the following previously reported amounts.

Allowance for doubtful accounts receivable	2,138	190	(166)	(300)	—	1,862

Allowance for obsolete inventory	1,926	1,502	(1,493)	—	—	1,935

(2) The valuation allowance amounts were not previously reported for the year ended December 31, 2004.

LIST OF EXHIBITS

Located At
Sequentially
Item No.		Exhibit	Numbered Page

3.1	-	Restated Articles of Incorporation	1
3.2	-	By-laws, as amended	XX
10.1*		Nature’s Sunshine Products, Inc. Tax Deferred Retirement Plan, restated March 1, 2008	XX
10.2*		Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan as restated effective January 1, 2008	XX
10.3*		Employment Agreement between the Registrant and Douglas Faggioli dated November 1, 1994	XX
10.4(1)*		Employment Agreement between the Registrant and Stephen M. Bunker dated December 21, 2007
10.5*	-	Employment Agreement between the Registrant and Robert W. Schaffer dated June 20, 2003	XX
10.6*		Employment Agreement between the Registrant and William J. Keller dated April 16, 2001	XX
10.7*		Employment Agreement between the Registrant and John DeWyze dated September 20, 1999	XX
10.8*		Employment Agreement between the Registrant and Gregory R. Halliday dated June 1, 2001	XX
10.9*		Employment Agreement between the Registrant and Craig Huff dated September 20, 1999	XX
10.10*	-	1995 Stock Option Plan, as amended	XX
10.11*	-	Form of Stock Option Agreement (1995 Stock Option Plan)	XX
14		Nature’s Sunshine Products, Inc. Code of Conduct	XX
21	-	List of Subsidiaries of Registrant	XX
23.1	-	Consent of Independent Registered Public Accounting Firm	XX
31.1	-	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended	XX
31.2	-	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended	XX
32.1	-	Certification pursuant to 18 U.S.C. § 1350	XX
32.2	-	Certification pursuant to 18 U.S.C. § 1350	XX

(1)                      Previously filed with the Commission as an exhibit to the Current Report on Form 8-K dated December 28, 2007 and is incorporated herein by reference.

(*)                     Management contract or compensatory plan.