Form 10-K
period 2007-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2008-10-07
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

OR

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                                to                             .

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

Preceding the filing of this report, we filed the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  We are currently preparing and expect to file the following reports with the SEC subsequent to the filing of this Report:  Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, and June 30, 2008.

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

Given the significant delay in the filing of our annual report on Form 10-K for 2007, certain amounts and discussions, as indicated, have been updated to include relevant 2008 and current information as far as practicable to do so.

Restatement of Previously Issued Financial Statements

On October 6, 2008, the Company restated its previously filed consolidated financial statements for the year ended December 31, 2004 and its previously reported December 31, 2003 consolidated common stock, treasury stock, retained earnings, and accumulated other comprehensive loss to recognize corrected items that relate to periods prior to January 1, 2004. The restatement of our 2004 financial statements reflect changes resulting from errors identified from Management’s comprehensive review of its accounting policies, practices, and financial records, including matters identified by the independent investigation, as discussed above. The Company used all available information in determining the impact of adjustments identified as a result of Management’s review. The restatement is discussed in greater detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on October 6, 2008.

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

We also sell our products through a separate division, Synergy Worldwide. Synergy Worldwide sells products in the United States, Japan, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, Philippines, Indonesia, the United Kingdom, Germany, Austria, the Netherlands and Australia.

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

Herbal Products

We manufacture a wide selection of herbal products, which are sold in the form of capsules or tablets. These capsules or tablets contain herb powder or a combination of two or more herb powders. We also produce both single herbs and herb combinations in the form of liquid herbs and extracts. Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base. Extracts are created by dissolving powdered herbs into liquid solvents that separate the key elements of the herbs from the fibrous plant material. For the years ended December 31, 2007, 2006, and 2005, herbal products accounted for approximately 52.9, 54.0, and 53.7 percent of net sales revenue, respectively.

Vitamins and Mineral Supplements

We manufacture a wide variety of single vitamins, which are sold in the form of chewable or non-chewable tablets. We also manufacture several multiple vitamins and mineral supplements, including a line containing natural antioxidants. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form. For the years ended December 31, 2007, 2006, and 2005, vitamin and mineral supplements accounted for approximately 41.6, 40.3, and 40.5 percent of net sales revenue, respectively.

Personal Care Products

We manufacture or contract with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste, and skin cleanser. For the years ended December 31, 2007, 2006, and 2005, personal care products accounted for approximately 2.3, 2.4, and 2.5 percent of net sales revenue, respectively.

Other Products

We manufacture or contract with independent manufacturers to supply a variety of other products, including a variety of nutritional drinks, homeopathic products, and powders. For the years ended December 31, 2007, 2006, and 2005, other products accounted for approximately 3.2, 3.3, and 3.3 percent of net sales revenue, respectively.

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

We pay sales commissions (“Volume Incentives”) to our Managers and Distributors based upon the amount of sales group product purchases. Generally, a portion of these Volume Incentives are paid to the applicable Manager as a rebate for product purchases made by the Manager and the Manager’s down-line Distributors. The remaining portion of these Volume Incentives is paid in the form of commissions for purchases made by the Manager’s down-line Distributors. The amounts of Volume Incentives that we paid during the years ended December 31, 2007, 2006, and 2005 are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive Volume Incentives, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, sales convention privileges, and travel.

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

Research and Development

We conduct research and development activities at our manufacturing facility located in Spanish Fork, Utah. Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $1.9 million in 2007 and 2006, and $1.8 million in 2005, respectively. During the three years in the period ended December 31, 2007, we did not contract for any third-party research and development.

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

International Operations

A significant portion of our net sales are concentrated within the United States, which represents 41.7 percent of net sales in 2007. Outside of the United States, Japan continues to be our largest market, representing 12.4 percent of net sales during 2007. As we continue to expand internationally, our operating results will likely become more sensitive to economic and political conditions in foreign markets, as well as to foreign currency fluctuations.

Year Ended December 31,	2007		2006		2005
Sales Revenue:
United States	$152,943	41.7%	$157,132	43.4%	$158,052	44.9%
Foreign
Japan	45,554	12.4	52,301	14.4	55,540	15.8
Russia	34,314	9.4	28,394	7.8	23,710	6.8
Other	133,836	36.5	124,395	34.4	114,382	32.5
Total Foreign	213,704	58.3	205,090	56.6	193,632	55.1
	$366,647	100.0%	$362,222	100.0%	$351,684	100.0%

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

In 2007, we recognized approximately 58.3 percent of our revenue in markets outside the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. Because a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As operations expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition.

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

Our ability to attract and retain Distributors, as well as their ability to maintain or grow sales in the future, can be affected by either adverse publicity or negative public perception in regards to our industry, our competition, our direct marketing model, the quality or efficacy of nutritional product supplements and ingredients, and our business generally. There can be no assurance we will not be subject to adverse publicity or negative public perception in the future or that it would not have an adverse or material negative impact on our financial position, results of operations, and liquidity.

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

We collect and remit sales tax in states in which we have determined that nexus exists, which results in the collection of sales tax.  Other states may, from time to time, claim we have state related activities constituting a sufficient nexus to require such collection.  A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities related to past sales.

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

Most of our products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers, who produce products with many active ingredients in common, and the rapid change and frequent reformulation of products make patent protection impractical. As a result, we enter into confidentiality agreements with certain of our employees in our research and development activities, our independent associates, suppliers, directors, officers, and consultants to help protect our intellectual property, investment in research and development activities and trade secrets. We have also obtained trademarks for the Natures Sunshine Products name and logo as well as the Synergy Worldwide name. There can be no assurance that our efforts to protect our intellectual property and trademarks will be successful. Nor can there be any assurance that third-parties will not assert claims against us for infringement of intellectual property rights, which could result in our business being required to obtain licenses for such rights, payment of royalties, or the termination of our manufacturing of infringing products, all of which could have a material negative impact on our financial position, results of operations, and liquidity.

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

We lease properties used primarily as distribution warehouses located in Columbus, Ohio; Dallas, Texas; Atlanta, Georgia; and Spanish Fork, Utah; as well as offices and distribution warehouses in Pleasant Grove, Utah, Japan, Mexico, Central America, Canada, Venezuela, South Korea, the Dominican Republic, Ecuador, the United Kingdom, Colombia, Thailand, Peru, Singapore, Israel, Brazil, Taiwan, and Australia. We believe these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs. During 2007, 2006, and 2005, we spent approximately $5.2 million, $5.3 million, and $3.7 million, respectively, for all of our leased facilities.

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

Employee-Related Litigation

One of the Company’s foreign subsidiaries is a defendant in litigation regarding primarily employee-related matters. The Company has recorded accruals of approximately $0.6 million related to this litigation, which is included in accrued liabilities.

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

	Market Prices			Market Prices
2007	Best Ask	Best Bid	2006	High/Best Ask	Low/Best Bid
First Quarter	$12.60	$11.45	First Quarter	$18.88	$10.23
Second Quarter	12.35	10.20	Second Quarter through April 4, 2006	12.64	7.83
			Second Quarter from April 5, 2006	12.00	8.46
Third Quarter	14.45	11.50	Third Quarter	12.25	8.15
Fourth Quarter	12.50	8.10	Fourth Quarter	12.00	9.91

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

Dividends

There were approximately 842 shareholders of record as of June 30, 2008. During 2007 and 2006, the Company paid quarterly cash dividends of $0.05 per common share. The Company expects to continue to pay cash dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	142,590	$12.05	—
Equity compensation plans not approved by security holders	140,300	11.85	—
Total	282,890	$11.95	—

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

Item 6. Selected Financial Data

(Dollar and Share Amounts in Thousands, Except for Per Share Information)

The selected consolidated financial data presented below is summarized from our results of operations for each of the four years in the period ended December 31, 2007, as well as selected consolidated balance sheet data as of December 31, 2007, 2006, 2005, 2004, and 2003. In light of the substantial time, effort and expense incurred to complete the restatement of our consolidated financial statements for 2004, we have determined that extensive additional efforts would be required to restate 2003. In particular, turnover of relevant personnel and limitations of systems and data all limit our ability to reconstruct additional financial information for 2003. Previously published information for 2003 should not be relied upon.

Income Statement Data

	Net Sales Revenue	Cost of Goods Sold	Volume Incentives	Selling, General and Administrative	Operating Income	Income Before Income Taxes	Net (Loss) Income
2007	$366,647	$70,996	$143,884	$148,706	$3,061	$4,465	$(8,237)
2006	362,222	68,745	145,827	139,645	8,005	8,629	(3,565)
2005	351,684	67,593	144,125	128,381	11,585	11,423	3,504
2004	325,324	61,263	129,752	115,299	19,010	20,702	11,772

Balance Sheet Data

	Working Capital	Current Ratio	Inventories	Property, Plant and Equipment, Net	Total Assets	Long-term Obligations	Shareholders’ Equity
2007	$32,017	1.42%	$35,249	$28,282	$165,338	$27,986	$60,392
2006	23,968	1.31	38,639	30,581	148,347	2,190	68,186
2005	27,928	1.40	34,988	34,075	147,286	2,284	75,407
2004	34,181	1.53	35,444	35,869	143,981	3,491	75,854
2003	35,566	1.72	25,062	33,358	123,507	3,586	67,970

Common Share Summary

	Cash Dividend Per Share	Basic Net (Loss) Income Per Share	Diluted Net (Loss) Income Per Share	Basic Weighted Average Shares	Diluted Weighted Average Shares
2007	$0.20	$(0.53)	$(0.53)	15,495	15,495
2006	0.20	(0.23)	(0.23)	15,344	15,344
2005	0.20	0.23	0.23	15,211	15,515
2004	0.20	0.79	0.76	14,917	15,478

Other relevant nonfinancial data is presented below:

Other Information

	Number of Independent Managers	Square Footage of Property in Use	Number of Company Employees
2007	24,115	706,519	1,170
2006	24,292	852,235	1,181
2005	21,309	816,296	1,100
2004	18,374	921,677	1,069
2003	15,151	806,343	1,037

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

We also sell our products through a separate division and operating business segment, Synergy Worldwide, which was acquired in 2000. Synergy Worldwide offers products with formulations different from those of the Nature’s Sunshine Products offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products. Synergy Worldwide sells products in Japan, the United States, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, the Philippines, Indonesia, the United Kingdom, Germany, Austria, the Netherlands, and Australia.

In 2007, we experienced healthy net sales revenue growth overseas in our Nature’s Sunshine Products International business segment of approximately 15%, while our domestic business segment sales remained flat and our Synergy Worldwide business segment experienced a decline in net sales revenue of approximately 18% due primarily to the loss of several key distributor networks. Over the same period, our cost of goods sold remained constant as a percentage of net sales revenue, but our selling, general and administrative expenses increased somewhat primarily as a result of costs associated with increases in audit fees, the implementation of new internal control procedures, and increase in our reserve for foreign tax contingencies, resulting in a decrease in operating net income for 2007. On our consolidated balance sheet, we maintained a fairly consistent profile from 2006 to 2007, with the exception of a liability related to unrecognized tax positions of $25.9 million in accordance with FASB Financial Interpretation (“FIN”) 48, “Accounting for Uncertainly in Income Taxes,” and a corresponding decrease in accrued liabilities of $15.8 million and an increase in other assets of $10.1 million.

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

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed, generally when the merchandise has been delivered. Amounts received for undelivered merchandise are recorded as deferred revenue. Sales revenue is recorded net of the rebate portion of volume incentives, and a reserve for product returns, which reduces revenue, is accrued based on historical experience. From time to time, the Company’s United States operation extends short-term credit associated with product promotions. In addition for certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within the country of operation. Payments to Distributors and Managers for sales incentives or rebates are recorded as a reduction of revenue. Membership fees are recorded as revenue over the life of the membership, primarily one year. Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

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

Incentive Trip Accrual

We accrue for expenses for incentive trips associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded. We have accrued convention and meeting costs of approximately $5.5 million and $3.8 million at December 31, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. At December 31, 2007 and 2006, the Company did not consider any of its long-lived assets to be impaired.

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

As of December 31, 2007, we have foreign income tax net operating loss carryforwards of $7.7 million that will expire at various dates from 2008 through 2012. The Company has approximately $3.3 million of foreign tax credits, which begin to expire at various times starting in 2012.

We believe that it is more likely than not that the benefit from certain deferred tax assets, including foreign net operating loss carryforwards and foreign tax credits, will not be realized. In recognition of this risk, we have provided a valuation allowance of $11.3 million for certain deferred tax assets, including foreign net operating loss carryforwards and foreign tax credits. If our assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2007 will be accounted for as a reduction of income tax expense.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Net sales revenue	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of goods sold	19.4	19.0	19.2
Volume incentives	39.2	40.3	41.0
Selling, general and administrative	40.6	38.5	36.5
	99.2	97.8	96.7

Operating Income	0.8	2.2	3.3

Other Income (Expense):
Interest and other income, net	0.4	0.4	0.2
Interest expense	—	(0.2)	(0.2)
Foreign exchange (losses) gains, net	—	—	(0.1)
	0.4	0.2	(0.1)

Income Before Provision for Income Taxes	1.2	2.4	3.2
Provision for Income Taxes	3.5	3.4	2.2

Net (Loss) Income	(2.3)%	(1.0)%	1.0%

Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

With this Annual Report, we have presented our financial statements for our fiscal years 2007 and 2006, incorporating to the extent appropriate all information available to us as of the date hereof. We have not previously filed our financial statements for fiscal year 2007.

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2007, was $366.6 million compared to $362.2 million in 2006, an increase of approximately 1.2 percent. During 2007, the increase in net sales revenue is primarily due to continued growth in the Company’s international business segment.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 24,100 and 24,300 at December 31, 2007 and 2006, respectively. Active Distributors totaled approximately 698,700 and 668,600 at December 31, 2007 and 2006, respectively. We anticipate the number of active Distributors to increase as we expand our existing operations, enter new international markets, and as current Distributors grow their businesses.

Net sales revenue related to the NSP United States business segment operations were $148.3 million and $148.4 million for the years ended December 31, 2007 and 2006, respectively.

NSP International net sales revenue increased to $149.8 million in 2007 compared to $130.6 million in 2006, an increase of approximately 14.7 percent. The increase in international net sales revenue in 2007 compared to 2006 is primarily the result of continued growth in our operations in Russia, Ukraine, Venezuela, and Japan. Price increases are planned in various international markets to compensate for foreign currency devaluations and increases in the cost of finished products. Management believes the price increases will be acceptable to its sales force and will result in increased net sales revenue.

Synergy Worldwide net sales revenue decreased to $68.6 million in 2007 compared to $83.2 million in 2006, a decrease of approximately 17.6 percent. The decrease in Synergy Worldwide net sales is primarily due to the loss of key distributor networks as a result of increased competition in the United States and Japanese markets with growth remaining flat in the other markets in which Synergy Worldwide operates. Further information related to the NSP United States, NSP International and Synergy Worldwide business segments is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue increased slightly in 2007 compared to 2006 primarily as a result of increased provisions for obsolete inventory.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume incentives as a percent of net sales revenue decreased slightly during 2007 as compared to 2006, primarily as a result of the decreased sales revenue in our Synergy Worldwide business segment where volume incentives are slightly higher than in the United States and our other international operations, and as a result of sales in new markets where lower levels of volume incentives were paid.

Selling, General and Administrative

Selling, general and administrative expenses increased $9.1 million in 2007 compared to 2006, from $139.6 million to $148.7 million. Approximately $3.4 million is the result of expenses related to the continued growth of the Company’s international segments, as well as $1.1 of expenses related to new Synergy Worldwide markets.  Professional fees increased $3.0 million as a result of continued work on becoming current in our SEC filings.  In addition, bonuses to participants in the Company’s discretionary bonus plan increased approximately $1.3 million in 2007 compared to 2006. Selling, general and administrative expenses as a percent of net sales revenue increased to 40.6 percent in 2007 compared to 38.5 percent in 2006. Selling, general and administrative expenses includes general marketing and sales expenses, but not commissions, which are included under Volume Incentives, and also includes research and development expenses and general administrative expenses. The amount, excluding capital expenditures, spent on research and development activities remained constant at $1.9 million for 2007 and 2006.

Income Taxes

The effective income tax rate was 285 percent for 2007, compared to 141 percent for 2006. The effective rate for 2007 differed from the federal statutory rate of 35 percent primarily related to (i) additional liabilities associated with uncertain tax positions which increased the effective rate by 104 percent, (ii) additional tax contingencies which increased the effective rate by approximately 16 percent, (iii) change in deferred tax asset valuation allowances which increased the effective rate by approximately 61 percent, (iv) a taxable gain on the sale of intercompany assets eliminated for book purposes which increased the effective rate by approximately 25 percent, (v) an intercompany loan translation and instrument which increased the effective rate by 18 percent, and (vi) foreign and state tax rate differentials, as well as permanent nondeductible or deductible items accounting for the remaining increase.

The effective rate for 2006 differed from the federal statutory rate of 35 percent primarily related to additional non-income tax contingencies which increased the effective rate by approximately 54 percent, and change in deferred tax asset valuation allowances which increased the effective rate by approximately 29 percent, a taxable gain on the sale of intercompany assets eliminated for book purposes which increased the effective rate by approximately 13 percent, a foreign exchange tax gain on an intercompany payable which increased the effective rate by 10 percent, and foreign and state tax rate differentials, as well as permanent nondeductible or deductible items account for the remaining increase.

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

Synergy Worldwide net sales revenue decreased to $83.2 million in 2006 compared to $83.4 million in 2005, a decrease of approximately 0.2 percent. The slight decrease in Synergy Worldwide net sales is primarily due to increased competition in the United States and Japanese markets, which have been offset by continued growth in the Korean and South Asian markets. Further information related to the NSP United States, NSP International and Synergy Worldwide business segments is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Selling, General and Administrative

Selling, general and administrative expenses increased $11.2 million in 2006 compared to 2005, from $128.4 million to $139.6 million, as a result of expenses related to the continued growth of the Company’s international segment as well as costs related to the internal investigation previously mentioned of $6.9 million and $5.1 million related to non-income tax contingencies. Selling, general and administrative expenses as a percent of net sales revenue increased to 38.5 percent in 2006 compared to 36.5 percent in 2005. Selling, general and administrative expenses includes general marketing and sales expenses, but not commissions, which are included under Volume Incentives, and also includes research and development expenses and general administrative expenses. The amount, excluding capital expenditures, spent on research and development activities increased slightly, from $1.8 million in 2005 to $1.9 million in 2006.

Income Taxes

The effective income tax rate was 141 percent for 2006, compared to 69 percent for 2005. The effective rate for 2006 differed from the federal statutory rate of 35 percent primarily related to (i) additional tax contingencies, which increased the effective rate by approximately 54 percent, (ii) a change in deferred tax asset valuation allowances which increased the effective rate by approximately 29 percent, (iii) a taxable gain on the sale of intercompany assets eliminated for book purposes which increased the effective rate by approximately 13 percent, (iv) a foreign exchange tax gain on an intercompany payable which increased the effective rate by 10 percent, and (v) foreign and state tax rate differentials, as well as permanent nondeductible or deductible items accounting for the remaining increase.

The effective rate for 2005 differed from the federal statutory rate of 35 percent primarily due to additional tax contingencies which increased the effective rate by approximately 39 percent, and foreign and state tax rate differentials, as well as permanent nondeductible or deductible items accounting for the remaining increase.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, capital assets, inventory purchases, funding of international expansion, and the payment of quarterly dividends. We have generally relied upon cash flows from operations to fund operating activities, and have at times drawn on an operating line of credit in order to fund stock repurchases and other strategic transactions. At December 31, 2007, we had $45.3 million in cash and cash equivalents and $4.8 million in short-term investments, which was available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

As of December 31, 2007, working capital was $32.0 million, compared to $24.0 million as of December 31, 2006.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Operating activities	$12,832	$14,252	$17,012
Investing activities	(5,701)	(3,959)	(3,679)
Financing activities	(1,604)	(9,303)	(7,256)

Operating Activities

For the year ended December 31, 2007, we generated cash from operating activities of $12.8 million compared to $14.3 million in 2006. The decrease in cash generated from operating activities was primarily due to our net loss of $8.2 million for 2007 compared to our net loss of $3.6 million the previous year, as well as a decrease in the collections of accounts receivable balances and the timing of payments and accruals for income taxes payable. This decrease was offset by a decrease in the use of cash for the purchasing of inventory, the timing of payments of accrued liabilities, and a decrease in deferred tax benefits. Cash flows provided by operating activities in 2005 were approximately $17.0 million.

Investing Activities

For the year ended December 31, 2007, net cash flow used in investing activities was approximately $5.7 million which included $4.3 million related to capital expenditures for equipment, computer systems, and software, and $1.0 million for the acquisition of intangibles related to the purchase of product formulations.

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

Financing Activities

For the years ended December 31, 2007, 2006, and 2005, cash flows used for financing activities were approximately $1.6 million, $9.3 million, and $7.3 million, respectively.

In 2006, we used funds of $7.0 million to pay off our outstanding line of credit.

During 2005, we used cash of approximately $11.4 million to purchase approximately 513,000 shares in a Dutch Auction tender of $22.15 per share. These Dutch Auction tenders were open to all shareholders of the Company, including employees. As of December 31, 2007, there were no plans approved by the Board of Directors to purchase any additional shares.

During 2007, 2006, and 2005, we used cash of $3.1 million, $3.1 million, and $3.1 million to pay quarterly cash dividend payments, respectively. We expect to continue to pay cash dividends in the future.

The uses of cash for financing activities above were partially offset by proceeds received from option holders exercising their options of $1.3 million, $0.6 million, and $7.7 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2007 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases obligations	$8,900	$4,145	$3,633	$968	$154
Purchase obligations(1)	9,206	9,206	—	—	—
Other long-term liabilities reflected on the balance sheet(2)	1,674	—	—	—	1,674
Total	$19,780	$13,351	$3,633	$968	$1,828

(1)   Purchase obligations include non-cancelable purchase agreements for both botanical and non-botanical raw materials related to our forecasted 2008 production estimates, as well as related packaging materials.

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

Foreign Currency Risk

During the year ended December 31, 2007, approximately 58.3 percent of our net sales revenue and approximately 55.2 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, and all revenues and expenses are translated at average exchange rates for the periods reported. Therefore, reported sales and expenses will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition. Changes in currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading, or speculating on foreign exchange rate fluctuations.

The following table sets forth average currency exchange rates of one U.S. dollar into local currency for each of the currencies in which sales revenue exceeded $10.0 million during any of the years presented.

Year ended December 31	2007	2006	2005
Canada (Dollar)	1.1	1.1	1.2
Japan (Yen)	117.7	116.3	109.9
Mexico (Peso)	10.9	10.9	10.9
Venezuela (Bolivar)	2,145.9	2,145.9	2,100.8

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar if they are considered material to the consolidated financial statements. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. There were no countries considered to have a highly inflationary economy during 2005, 2006, or 2007.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of marketable securities. On December 31, 2007, we had investments of $4.8 million of which $3.6 million were municipal obligations, which carry an average fixed interest rate of 4.9 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations. A portion of our long-term investments are auction rate securities. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions to conform with Financial Accounting Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 6, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

October 6, 2008

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

As of December 31	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$45,299	$39,061
Accounts receivable, net of allowance for doubtful accounts of $739 and $1,129, respectively	7,450	6,409
Investments available for sale	4,755	6,054
Inventories	35,249	38,639
Deferred income tax assets	8,071	5,727
Prepaid expenses and other current assets	8,153	6,049
Total current assets	108,977	101,939
Property, plant and equipment, net	28,282	30,581
Investment securities	1,674	1,594
Restricted investments	2,075	—
Intangible assets	1,656	755
Deferred income tax assets	5,828	5,732
Other assets	16,846	7,746
	$165,338	$148,347
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,009	6,529
Accrued volume incentives	15,922	15,247
Accrued liabilities	44,322	43,816
Deferred revenue	5,207	4,814
Income taxes payable	4,500	7,565
Total current liabilities	76,960	77,971
Liability related to unrecognized tax positions	25,888	—
Deferred compensation payable	1,674	1,594
Other liabilities	424	596
Total long-term liabilities	27,986	2,190

Commitments and Contingencies (Notes 8 and 11)

Shareholders’ Equity:
Common stock, no par value; 20,000 shares authorized, 15,510 and 15,348 shares issued and outstanding at December 31, 2007 and 2006, respectively	66,619	64,795
Retained earnings	9,112	20,451
Accumulated other comprehensive loss	(15,339)	(17,060)
Total shareholders’ equity	60,392	68,186
	$165,338	$148,347

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

Year Ended December 31	2007	2006	2005
Net Sales Revenue (net of the rebate portion of volume incentives of $43,927, $41,344, and $39,453, respectively)	$366,647	$362,222	$351,684
Costs and Expenses:
Cost of goods sold	70,996	68,745	67,593
Volume incentives	143,884	145,827	144,125
Selling, general and administrative	148,706	139,645	128,381
	363,586	354,217	340,099
Operating Income	3,061	8,005	11,585
Other Income (Expense):
Interest and other income, net	1,409	1,319	821
Interest expense	(69)	(609)	(730)
Foreign exchange gains (losses), net	64	(86)	(253)
	1,404	624	(162)
Income Before Provision for Income Taxes	4,465	8,629	11,423
Provision for Income Taxes	12,702	12,194	7,919
Net (Loss) Income	$(8,237)	$(3,565)	$3,504

Basic Net (Loss) Income Per Common Share	$(0.53)	$(0.23)	$0.23
Diluted Net (Loss) Income Per Common Share	$(0.53)	$(0.23)	$0.23
Basic Common Shares Outstanding	15,495	15,344	15,211
Diluted Common Shares Outstanding	15,495	15,344	15,515

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Value	Earnings	Income (Loss)	Total
Balance at January 1, 2005	14,875	$55,167	$35,773	$(15,086)	$75,854
Common stock repurchased and retired	(513)	(2,224)	(9,139)	—	(11,363)
Common stock issued under stock option plan	920	7,660	—	—	7,660
Tax benefit related to exercise of stock options	—	3,426	—	—	3,426
Cash dividends	—	—	(3,053)	—	(3,053)
Components of comprehensive income (loss):
Foreign currency translation (net of tax of $308)	—	—	—	(573)
Net unrealized losses on investment securities (net of tax of $17)	—	—	—	(28)
Reclassification adjustment for net realized gains on investment securities included in net income (net of tax of $12)	—	—	—	(20)
Net income	—	—	3,504	—
Total comprehensive income					2,883
Balance at December 31, 2005	15,282	64,029	27,085	(15,707)	75,407
Common stock issued under stock option plan	66	551	—	—	551
Tax benefit related to exercise of stock options	—	215	—	—	215
Cash dividends	—	—	(3,069)	—	(3,069)
Components of comprehensive income (loss):
Foreign currency translation (net of tax of $738)	—	—	—	(1,371)
Net unrealized gains on investment securities (net of tax of $18)	—	—	—	27
Reclassification adjustment for net realized gains on investment securities included in net loss (net of tax of $6)	—	—	—	(9)
Net loss	—	—	(3,565)	—
Total comprehensive loss					(4,918)
Balance at December 31, 2006	15,348	64,795	20,451	(17,060)	68,186
Common stock issued under stock option plan	162	1,252	—	—	1,252
Tax benefit related to exercise of stock options	—	246	—	—	246
Share-based compensation expense	—	326	—	—	326
Cash dividends	—	—	(3,102)	—	(3,102)
Components of comprehensive income (loss):
Foreign currency translation (net of tax of $1,066)	—	—	—	1,625
Net unrealized gains on investment securities (net of tax of $63)	—	—	—	96
Net loss	—	—	(8,237)	—
Total comprehensive loss					(6,516)
Balance at December 31, 2007	15,510	$66,619	$9,112	$(15,339)	$60,392

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts In Thousands)

Year Ended December 31	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,237)	$(3,565)	$3,504
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	(208)	(441)	460
Depreciation and amortization	6,409	6,224	5,959
Share-based compensation expense	326	—	—
Tax benefit from stock option exercises	(246)	(215)	3,426
Loss (gain) on sale of property, plant and equipment	(18)	50	(42)
Deferred income taxes	(1,450)	(2,685)	1,108
Amortization of bond discount	48	69	72
Purchase of trading investment securities	(149)	(167)	(261)
Proceeds from sale of trading investment securities	173	570	531
Realized and unrealized (gains) losses on investments	(171)	(157)	68
Amortization of prepaid taxes related to gain on intercompany sales	1,471	1,280	—
Foreign exchange gains	433	497	701
Changes in assets and liabilities (excluding the effects of FIN 48 reclassification as discussed in Note 8):
Accounts receivable	(857)	2,720	1,281
Inventories	3,780	(3,423)	84
Prepaid expenses and other current assets	(1,826)	178	483
Other assets	(323)	(951)	(5,876)
Accounts payable	358	(893)	(31)
Accrued volume incentives	383	(235)	2,408
Accrued liabilities	15,480	11,121	2,357
Deferred revenue	393	137	(425)
Income taxes payable	(3,017)	4,411	1,400
Deferred compensation payable	80	(273)	(195)
Net cash provided by operating activities	12,832	14,252	17,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,456)	(2,718)	(4,284)
Proceeds from sale of investments available for sale	1,432	1,396	1,718
Purchase of investments available for sale	—	(1,901)	(1,317)
Purchase of restricted investments	(2,075)	—	—
Purchase of intangible assets	(1,000)	(763)	—
Proceeds from sale of property, plant and equipment	398	27	204
Net cash used in investing activities	(5,701)	(3,959)	(3,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	—	4,643	27,000
Payments on line of credit	—	(11,643)	(27,500)
Repurchase and retirement of common stock	—	—	(11,363)
Payments of cash dividends	(3,102)	(3,069)	(3,053)
Proceeds from exercise of stock options	1,252	551	7,660
Tax benefit from stock option exercises	246	215	—
Net cash used in financing activities	(1,604)	(9,303)	(7,256)
Effect of exchange rates on cash and cash equivalents	711	196	(895)
Net increase in cash and cash equivalents	6,238	1,186	5,182
Cash and cash equivalents at beginning of the year	39,061	37,875	32,693
Cash and cash equivalents at end of the year	$45,299	$39,061	$37,875

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,140	$6,015	$2,867
Cash paid for interest	85	297	388
Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$78	$138	$133

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of Nature’s Sunshine Products, Inc. and its subsidiaries. At December 31, 2007, 2006, and 2005, all of the Company’s subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

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

The Company also has certain investment securities classified as trading securities. The Company maintains its trading securities portfolio to generate returns that are offset by corresponding changes in certain liabilities related to the Company’s deferred compensation plans (see Note 10). The trading securities portfolio consists of marketable securities, which are recorded at fair value and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a rabbi trust to finance obligations under the plan. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

Restricted Investments

The Company’s restricted investments include auction rate preferred investments totaling $2,075 with Merrill Lynch with investment grades of AAA (original date of purchase) as of December 31, 2007. Auction rate preferred investments are similar in nature to auction rates securities in that they are long-term bonds or preferred stocks that act like short-term debt; however unlike auction rates securities, these investments require at least 200% collateral by the issuer. Interest rates for these investments reset in Dutch auctions held weekly. These investments are carried at par, which approximates fair value. The auction process for action rate investments historically provided a liquid market for these investments. However, in the second half of 2007, this process began to deteriorate. While the Company’s portfolio was not affected by the auction rate process in 2007, the investments held by the Company experienced auction failures during the first quarter of 2008. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. As a result, the Company has reclassified these securities as long-term investments. Given that all of the securities experienced successful auctions prior to December 31, 2007 and the Company has the ability and intent to hold the investments until a successful auction occurs, management does not believe that the current state of the credit markets requires the Company to adjust the fair value of its portfolio of auction rate securities. In addition, the Company has collected all interest payable on the auction rate investments as they are due.

If the auction rate investments continue to experience unsuccessful auctions, or if the credit rating of the auction rate security issuer or the third party insurer of the issuers of the investments underlying the securities deteriorates, management may be required to adjust the carrying value of the auction rate security through an impairment charge. While the recent auction failures will limit the Company’s ability to liquidate these investments for some period of time, management does not believe the auction failures will impact the Company’s ability to fund working capital needs, capital expenditures, or other business requirements. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of its portfolio of auction rate securities.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, investments, accounts payable, and line of credit. The carrying values of these financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

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

Intangible Assets

Intangible assets consist of purchased product formulations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 15 years. Intangible assets, net of accumulated amortization, totaled $1,656 and $755 at December 31, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. At December 31, 2007 and 2006, the Company did not consider any of its long-lived assets to be impaired.

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  There were no countries considered to have a highly inflationary economy during 2005, 2006, or 2007.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectibility is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed, generally when the merchandise has been delivered. Amounts received for undelivered merchandise are recorded as deferred revenue. Sales revenue is recorded net of the rebate portion of volume incentives. A reserve for product returns, which reduces revenue, is accrued based on historical experience. From time to time, the Company’s United States operation extends short-term credit associated with product promotions. In addition for certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within the country of operation. Payments to Distributors and Managers for sales incentives or rebates are recorded as a reduction of revenue. Membership fees are deferred and amortized as revenue over the life of the membership, which is primarily one year. Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

Amounts billed to customers for shipping and handling are reported as a component of net sales revenue. Shipping and handling revenues of approximately $9,453, $10,131, and $9,110 were reported as net sales revenue for the years ended December 31, 2007, 2006, and 2005, respectively. The corresponding shipping and handling expenses are reported in selling, general and administrative expenses and approximated the amounts reported as net sales revenue.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2007, 2006, and 2005 totaled approximately $1,547, $1,453, and $1,665, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $1,940, $1,920, and $1,754 in 2007, 2006, and 2005, respectively.

Income Taxes

Income taxes are recorded using the asset and liability method. This method recognizes a liability or asset for the deferred income tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realization of its deferred tax assets, the Company considers all available positive and negative evidence, including past operating results and forecasts of future taxable income, including tax planning strategies. These forecasts require significant judgment and assumptions to estimate future taxable income and are based on the plans and estimates that the Company uses to manage its business. The Company has established a valuation allowance against its deferred tax assets in each jurisdiction where it cannot conclude that it is more likely than not that such assets will be realized. In the event that actual results differ from the forecasts or the Company adjusts the forecasts or assumptions in the future, the resulting change in the valuation allowance could have a significant impact on future income tax expense (see Note 8).

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

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

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Net Income (Loss) Per Share Amount
Year Ended December 31, 2007
Basic EPS	$(8,237)	15,495	$(0.53)
Effect of options	—	—	—
Diluted EPS	$(8,237)	15,495	$(0.53)

Year Ended December 31, 2006
Basic EPS	$(3,565)	15,344	$(0.23)
Effect of options	—	—	—
Diluted EPS	$(3,565)	15,344	$(0.23)

Year Ended December 31, 2005
Basic EPS	$3,504	15,211	$0.23
Effect of options	—	304	—
Diluted EPS	$3,504	15,515	$0.23

Because of net losses in the years ended December 31, 2007 and 2006, common stock options were not included in the computation of diluted earnings per share because the effect on net loss per share would be antidilutive. For the year ended December 31, 2005, there were outstanding options to purchase 15 shares of common stock that were not included in the computation of Diluted EPS because the options’ exercise prices were greater than the average market price of the common shares during the year.

Share-Based Compensation

Effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. This accounting utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. The Company adopted SFAS No. 123(R) using the “modified prospective” transition method. Under this transition method, compensation expense was recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all stock options vesting after December 31, 2005. Upon adoption, there were no unvested stock options, and therefore, the impact of adopting SFAS No. 123(R) was not significant. Under SFAS No. 123(R), the Company records compensation expense over the vesting period of the stock options based on the fair value of the stock options on the date of grant.

Prior to January 1, 2006, the Company accounted for stock option compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, the Company did not record any compensation expense for stock options, as the exercise price of the option was equal to or greater than the quoted market price of the stock on the date of grant. Had compensation expense been determined consistent with SFAS No. 123(R), the Company’s net income and net income per common share would have been reduced to the following pro forma amounts for the years ended December 31, 2005:

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Year ended December 31		2005
Net Income	As reported	$3,504
	Stock option expense, net of tax	(199)
	Pro forma	3,305

Basic Earnings Per Share	As reported	$0.23
	Stock option expense, net of tax	(0.01)
	Pro forma	0.22

Diluted Earnings Per Share	As reported	$0.23
	Stock option expense, net of tax	(0.01)
	Pro forma	0.22

There were no stock option grants for the year ended December 31, 2006 or 2005.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which became effective for the Company on January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies to assets and liabilities that are required to be recorded at fair value under other accounting standards. In February 2008, the FASB issued FASB Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the Company’s January 1, 2008, effective date of FSP No. 157-2 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually) until January 1, 2009. The Company adopted SFAS No. 157 on January 1, 2008, and that adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Although this statement is voluntary, it is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of the standard did not have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective January 1, 2009, and will be applied prospectively. The impact of adopting SFAS No. 141R will depend on the nature and terms of future acquisitions.

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

NOTE 2: INVENTORIES

The composition of inventories is as follows:

As of December 31	2007	2006
Raw materials	$8,175	$8,670
Work in process	912	1,224
Finished goods	26,162	28,745
	$35,249	$38,639

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows:

As of December 31	2007	2006
Land and improvements	$2,208	$2,208
Buildings and improvements	29,387	28,624
Machinery and equipment	17,018	16,724
Furniture and fixtures	25,476	27,066
	74,089	74,622
Accumulated depreciation and amortization	(45,807)	(44,041)
	$28,282	$30,581

Depreciation expense was $6,310, $6,216, and $5,959 for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 4: INTANGIBLE ASSETS

The Company acquired certain product formulations during the years ended December 31, 2007 and 2006. At December 31, 2007 and 2006, the product formulations had a carrying amount of $1,763 and $763, accumulated

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

amortization of $107 and $8, and a net amount of $1,656 and $755, respectively. The estimated useful life of the product formulations is estimated to be 15 years.

Amortization expense for intangible assets for the years ended December 31, 2007 and 2006 was $99 and $8, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

Year Ending December 31:	Estimated Amortization Expense
2008	$118
2009	118
2010	118
2011	118
2012	118
Thereafter	1,066
Total	$1,656

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

NOTE 5: INVESTMENT SECURITIES

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$3,536	$36	$(6)	$3,566
U.S. Government Securities Funds	680	3	—	683
Equity securities	239	267	—	506
Total short-term investment securities	$4,455	$306	$(6)	$4,755

As of December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$5,034	$14	$(31)	$5,017
U.S. Government Securities Funds	646	—	—	646
Equity securities	212	179	—	391
Total investment securities	$5,892	$193	$(31)	$6,054

Contractual maturities of municipal obligations fair value at December 31, 2007, are as follows:

Mature after one year through five years	$1,733
Mature after five years	1,833
Total	$3,566

During 2007, 2006, and 2005, the proceeds from the sales of available-for-sale securities were $1,432, $1,396, and $1,718, respectively. The gross realized gains on sales of available-for-sale securities (net of tax) were $0, $14, and $23 for the years ended December 31, 2007, 2006, and 2005, respectively. The gross realized losses on the sales of available-for-sale securities were $0, $5, and $3 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company’s trading securities portfolio totaled $1,674 and $1,594 at December 31, 2007 and 2006, respectively, and generated gains of $171 and $148 for the years ended December 31, 2007 and 2006, respectively, and a loss of $88 for the year ended December 31, 2005.

As of December 31, 2007 and 2006, the Company had unrealized losses of $6 and $31, respectively, in its municipal obligations investments. These losses are due to the interest rate sensitivity of these investments.

0Table of Contents

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

NOTE 6:  ACCRUED LIABILITIES

The composition of accrued liabilities is as follows:

As of December 31	2007	2006
Tax contingencies (See Note 11)	$6,624	$16,826
Sales, use, and property tax	8,833	5,568
Salaries and employee benefits	8,545	4,750
Convention costs	5,517	3,839
Other	14,803	12,833
Total	$44,322	$43,816

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2005	$(15,210)	$124	$(15,086)
Activity, net of tax	(573)	(48)	(621)
Balance as of December 31, 2005	(15,783)	76	(15,707)
Activity, net of tax	(1,371)	18	(1,353)
Balance as of December 31, 2006	(17,154)	94	(17,060)
Activity, net of tax	1,625	96	1,721
Balance as of December 31, 2007	$(15,529)	$190	$(15,339)

NOTE 8:  INCOME TAXES

Income (loss) from operations before provision (benefit) for income taxes are taxed under the following jurisdictions:

Year Ended December 31	2007	2006	2005
Domestic	$265	$1,138	$(1,345)
Foreign	4,200	7,491	12,768
Total	$4,465	$8,629	$11,423

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2007 are as follows:

Year Ended December 31	2007	2006	2005
Current:
Federal	$5,161	$3,848	$(782)
State	1,196	388	(280)
Foreign	7,795	10,643	7,873
Subtotal	14,152	14,879	6,811
Deferred:
Federal	(1,324)	(2,173)	1,163
State	(527)	237	(163)
Foreign	401	(749)	108
Subtotal	(1,450)	(2,685)	1,108
Total provision for income taxes	$12,702	$12,194	$7,919

The income tax benefits associated with employee exercises of options under the nonqualified stock option plan decreased the income taxes payable by $246, $215, and $3,426 in 2007, 2006, and 2005, respectively. These benefits were recorded as an increase to common stock.

The provision for income taxes, as a percentage of income before provision for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	10.6	4.8	(3.5)
Foreign taxes	17.1	(3.1)	0.8
Valuation allowance change	61.1	29.3	(2.3)
Tax contingencies	16.0	54.0	38.6
Foreign exchange gains	(0.7)	9.9	—
Gain on sale of intercompany assets	25.2	12.9	—
Charitable contributions	(0.9)	(2.5)	(0.6)
Extra territorial income	—	(2.6)	(2.9)
Foreign tax rate differential	5.6	—	(5.6)
Intercompany loan translation adjustment	18.1	—	—
Unrecognized tax benefits	104.4	—	—
Meals and entertainment	2.4	1.2	0.9
Tax adjustment for inflation	(7.1)	(0.7)	(0.9)
Domestic manufacturing deduction	(3.7)	(0.9)	—
Nondeductible foreign expenses	6.2	2.1	2.3
Other	(4.8)	1.9	7.5
Effective income tax rate	284.5%	141.3%	69.3%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company does not intend to reinvest undistributed earnings indefinitely in the Company’s foreign subsidiaries.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

The significant components of the deferred tax assets (liabilities) are as follows:

As of December 31	2007	2006
Inventory	$1,829	$2,087
Accrued liabilities	5,560	3,264
Impaired investments	757	750
Deferred compensation	785	613
Amortization of intangibles	1,014	1,129
Bad debts	497	492
Net operating losses	4,304	2,346
Capital losses	688	785
Foreign tax and withholding credits	3,953	3,953
Non-income tax accruals	3,013	1,918
Health insurance accruals	730	596
Cumulative translation adjustment — outside basis	1,302	1,050
Accelerated depreciation	139	—
Other deferred tax assets	2,328	2,319
Valuation allowance	(11,290)	(7,822)
Total deferred tax assets	15,609	13,480
Accelerated depreciation	—	(489)
Other deferred tax liabilities	(2,446)	(2,324)
Total deferred tax liabilities	(2,446)	(2,813)
Total deferred taxes, net	$13,163	$10,667

The components of deferred tax assets (liabilities), net are as follows:

Year Ended December 31	2007	2006
Net current deferred tax assets	$8,071	$5,727
Net non-current deferred tax assets	5,828	5,732
Total net deferred tax assets	13,899	11,459

Net current deferred tax liabilities	(312)	(338)
Net non-current deferred tax liabilities	(424)	(454)
Total net deferred tax liabilities	(736)	(792)

Total deferred tax assets, net	$13,163	$10,667

Net current deferred tax liabilities are included in accrued liabilities and net non-current deferred tax liabilities are included in other liabilities in the consolidated balance sheets.

Management has provided a valuation allowance of $11,290 and $7,822 as of December 31, 2007 and 2006, respectively, for certain deferred tax assets, including foreign net operating losses and foreign tax credits, for which management cannot conclude it is more likely than not that they will be realized. The Company reviewed its tax positions and increased its valuation allowance by approximately $3,468 and $2,525 for 2007 and 2006, respectively, and decreased its valuation allowance by $259 for 2005.

At December 31, 2007, foreign subsidiaries had unused operating loss carryovers of approximately $7,705. Generally, the tax net operating losses will expire at various dates from 2008 through 2012. For financial reporting purposes, the release of these valuation allowances would reduce income tax expenses. The Company has approximately $3,348 of foreign tax credits which begin to expire at various times starting in 2012.

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

The Company’s federal income tax returns for 2002 through 2007 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2007. The IRS is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2003 through 2005 tax years. The Company believes the outcome of these matters will not have a material adverse effect on the consolidated results of operations or consolidated financial position.

The Company adopted the provisions of FIN 48 on January 1, 2007, which did not result in a cumulative-effect adjustment. The total liability for unrecognized tax benefits at January 1, 2007, including accrued interest and penalties of approximately $2,501, was approximately $11,156 all of which would favorably impact the Company’s effective tax rate if recognized. The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision. The Company anticipates that unrecognized tax benefits will increase approximately $2,000 to $3,600 within the next twelve months due to additional transactions related to commissions and transfer pricing.

During the twelve-month period ended December 31, 2007, the Company added approximately $4,728 to its liability for unrecognized tax benefits all of which would favorably impact its effective tax rate if recognized. Included in this amount is approximately $1,773 for the twelve-month period ended December 31, 2007, related to interest expense and penalties. In addition, the Company recorded an unrecognized tax benefit related to the lapse of applicable statue of limitations of approximately $64 all of which favorably impacted its effective tax rate. The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2007 was $15,820, which is included the liability related to unrecognized tax positions in the consolidated financial statements.

Prior to the adoption of FIN 48 in 2007, the company has historically recorded uncertain tax positions in accordance with SFAS No. 5, and has included such amounts in accrued liabilities. In conjunction with the adoption of FIN 48, as of December 31, 2007, the Company has reclassified such tax uncertainties out of accrued liabilities in accordance with FIN 48 as follows:

1)     Reduction in accrued liabilities of approximately $15,820

2)     Increase in other assets (due to competent authority and royalty benefits) of approximately $10,068

3)     Increase in liability related to unrecognized tax positions of approximately $25,888

Although the Company believes its estimates are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Such difference could have a material impact on the Company’s income tax provision and operating results in the period in which the Company makes such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows for the year ended December 31, 2007:

2007

Unrecognized tax benefits, opening balance	$13,030
Tax positions taken in a prior period
Gross increases	—
Gross decreases	—
Tax positions taken in the current period
Gross increases	8,592
Gross decreases	—
Settlements with taxing authorities	—
Lapse of applicable statute of limitations	(8)
Unrecognized tax benefits, ending balance	$21,614

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

NOTE 9:  CAPITAL TRANSACTIONS

Common Stock

During 2007 and 2006, the Company did not repurchase any shares of common stock. During 2005, the Company repurchased 513 shares of common stock for a total of $11,363 upon the completion of Dutch Auction tender offers. The Dutch Auction tender offers were open to all shareholders of the Company including employees. Employees were required to tender outstanding shares and be at risk consistent with all shareholders. The repurchased shares have been accounted for as retired shares.

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

Stock option activity for 2007, 2006, and 2005 consisted of the following:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2005	1,463	$8.94
Granted	—	—
Forfeited or canceled	(40)	11.28
Exercised	(920)	8.32
Options outstanding at December 31, 2005	503	9.89
Granted	—	—
Forfeited or canceled	(5)	9.25
Exercised	(66)	8.37
Options outstanding at December 31, 2006	432	10.13
Granted	140	11.85
Forfeited or canceled	(102)	10.74
Exercised	(163)	7.69
Options outstanding at December 31, 2007	307	$12.01

The weighted average grant date fair value of options granted was $3.85 for the year ended December 31, 2007. The aggregate intrinsic values on the dates of exercise of options exercised during the years ended December 31, 2007, 2006, and 2005 were $623, $567, and $9,981, respectively. Intrinsic value is defined as the difference between the current market value of the underlying common stock and the grant price for options with exercise prices less than the market values on such dates.

During the year ended December 31, 2007, the Company issued 140 nonqualified stock options outside the stock option plan. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2007:

2007
Expected life (in years)	3.5
Risk-free interest rate	4.5%
Expected volatility	42.88%
Dividend yield	1.76%

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Expected option lives and volatilities are based on historical data of the Company. Our risk free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life. The Company has paid cash dividends totaling $3,102, $3,069, and $3,053 for the years ended December 31, 2007, 2006, and 2005, respectively.

Share-based compensation expense from nonqualified stock options for the years ended December 31, 2007 was approximately $326 and the related tax benefit was approximately $124. There was no share-based compensation expense in 2006 and 2005. As of December 31, 2007, there was approximately $86 of total unrecognized share-based compensation cost related to grants described above that will be recognized over a weighted-average period of 0.25 years.

The following table summarizes information about options outstanding and exercisable at December 31, 2007.

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Options Outstanding	Weighted- Avg. Exercise Price Per Share
$6.87 to $9.99	32	4.9	$8.35	32	$8.35
$10.00 to $11.99	163	5.1	11.73	23	11.02
$12.00 to $19.71	112	1.4	13.45	112	13.45
	307	3.7	$12.01	167	$12.14

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $36.

NOTE 10:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan, which qualifies under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee’s compensation. The Company’s contributions to the plan vest after a period of three years. During 2007, 2006, and 2005, the Company contributed to the plan approximately $1,087, $887, and $970, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a trust to finance obligations under the Plan. At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). The Company had deferred compensation plan assets of approximately $1,674 and $1,594 as of December 31, 2007 and December 31, 2006, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

Management and Employee Bonus Plan

The Company has a discretionary bonus plan that provides for participants to receive payments based upon the achievement of specified annual increases in net sales revenue and operating income, as well as individual objectives. The expense related to the bonus plan was approximately $3,580, $2,325, and $2,449 for the years ended December 31,

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

2007, 2006, and 2005, respectively. These amounts were accrued as liabilities in the respective year-end consolidated balance sheets. All United States employees as well as key international employees participate in the bonus plan.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalating payments using the straight-line method. The Company incurred expenses of approximately $5,358, $5,496, and $3,863 in connection with operating leases during 2007, 2006, and 2005, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2007 were as follows:

Year Ending December 31
2008	$4,145
2009	2,528
2010	1,105
2011	619
2012	349
Thereafter	154
$8,900

The Company enters into contracts with suppliers to ensure the availability of both botanical and non-botanical raw materials, as well as packing materials, in advance of its annual requirements. As of December 31, 2007, the Company has entered into non-cancelable purchase agreements for $9,206 related to fiscal year 2008 production needs.

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

The Company has accrued $2,306 and $1,503 for product liability and employee medical claims at December 31, 2007 and 2006, respectively, and such amounts are included in accrued liabilities on the Company’s consolidated balance sheets.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Employee-Related Litigation

One of the Company’s foreign subsidiaries is a defendant in litigation regarding primarily employee-related matters. The Company has recorded accruals of approximately $600 and $836 related to this litigation at December 31, 2007 and 2006, respectively, which is included in accrued liabilities.

Tax Contingencies

The Company has reserved for uncertain tax positions and certain state sales and use tax contingencies based on the likelihood of an obligation in accordance with SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.  The Company provides provisions for potential payments of income and other tax to various tax authorities for contingencies related to uncertain tax position and other issues.  The Company also provides provisions for state sales taxes in each of the states where the Company has potential nexus. At December 31, 2006, the Company accrued $21,093 (including estimated interest and penalties) in accrued liabilities in the accompanying consolidated balance sheets for such uncertain tax positions and various other tax contingencies. During 2007, in conjunction with the adoption of FIN 48, the Company reclassified all uncertain tax contingencies (including interest and penalties) out of accrued liabilities as discussed in Note 8. As of December 31, 2007, accrued liabilities includes $14,393 related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition of the Company.

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

NOTE 12:  OPERATING BUSINESS SEGMENT AND INTERNATIONAL OPERATION INFORMATION

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

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

Operating business segment information for the years ended December 31, 2007, 2006, and 2005 is as follows:

Year Ended December 31	2007	2006	2005
Sales Revenue:
Nature’s Sunshine Products:
United States	$148,254	$148,374	$148,325
International	149,822	130,596	119,988
	298,076	278,970	268,313
Synergy Worldwide	68,571	83,252	83,371
Total sales revenue	366,647	362,222	351,684
Operating Expenses:
Nature’s Sunshine Products:
United States	153,522	152,446	149,265
International	137,123	118,976	104,262
	290,645	271,422	253,527
Synergy Worldwide	72,941	82,795	86,572
Total operating expenses	363,586	354,217	340,099
Operating Income (Loss):
Nature’s Sunshine Products:
United States	(5,268)	(4,072)	(940)
International	12,699	11,620	15,726
	7,431	7,548	14,786
Synergy Worldwide	(4,370)	457	(3,201)
Total operating income	3,061	8,005	11,585

Other Income (Expense), net	1,404	624	(162)
Income Before Provision for Income Taxes	$4,465	$8,629	$11,423

Year Ended December 31	2007	2006	2005
Capital Expenditures:
Nature’s Sunshine Products:
United States	$3,000	$1,488	$2,896
International	422	630	609
	3,422	2,118	3,505
Synergy Worldwide	974	605	868
Total capital expenditures	$4,396	$2,723	$4,373
Depreciation and Amortization:
Nature’s Sunshine Products:
United States	$3,729	$4,074	$3,834
International	1,161	854	1,175
	4,890	4,928	5,009
Synergy Worldwide	1,519	1,296	950
Total depreciation and amortization	$6,409	$6,224	$5,959

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

As of December 31	2007	2006
Assets:
Nature’s Sunshine Products
United States	$93,322	$86,045
International	47,223	39,420
	140,545	125,465
Synergy Worldwide	24,793	22,882
Total Assets	$165,338	$148,347

From an individual country perspective, only the United States, Japan, and Russia comprise approximately 10 percent or more of consolidated net sales revenue for any of the years ended December 31, 2007, 2006, and 2005 as follows:

Year Ended December 31	2007	2006	2005
Sales Revenue:
United States	$152,943	$157,132	$158,052
Japan	45,554	52,301	55,540
Russia	34,314	28,394	23,710
Other	133,836	124,395	114,382
Total Sales Revenue	$366,647	$362,222	$351,684

From an individual country perspective, only the United States comprises 10 percent or more of consolidated long-lived assets, consisting of property, plant and equipment and intangible assets, as follows:

As of December 31	2007	2006
Long-Lived Assets
United States	$25,022	$25,601
Other	4,916	5,735
Total Long-Lived Assets	$29,938	$31,336

NOTE 13:  RELATED PARTY TRANSACTIONS

The Company maintains split-dollar life insurance policies on certain executives. The cash surrender value of $294 and $313 related to such policies is recorded in other assets as of December 31, 2007 and 2006, respectively.

NOTE 14:  SUBSEQUENT EVENTS

In January 2008, the Company purchased a warehouse in Venezuela for approximately $4,000. The warehouse was purchased with cash from cash balances maintained in Venezuela.

Since December 31, 2007, the Company has declared quarterly cash dividends of five cents per common share.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Amounts in thousands, except per share information)

NOTE 15:  SUMMARY OF QUARTERLY OPERATIONS (SEE NOTE 1) – UNAUDITED

The following table displays the unaudited interim consolidated statements of operations for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, and December 31, 2007.

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net sales revenue	$91,986	$89,831	$86,574	$98,256
Cost of goods sold	19,106	17,934	15,744	18,212
Volume incentives	37,809	35,385	34,346	36,344
Selling, general and administrative	36,305	34,720	39,056	38,625
Operating income (loss)	(1,234)	1,792	(2,572)	5,075
Other income (expense)	949	160	426	(131)
Income (loss) before income taxes	(285)	1,952	(2,146)	4,944
Taxes	2,622	3,506	1,887	4,687
Net income (loss)	(2,907)	(1,554)	(4,033)	257
Basic net income (loss) per share	(0.19)	(0.10)	(0.26)	0.02
Diluted net income (loss) per share	(0.19)	(0.10)	(0.26)	0.02

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

NONE

Item 9A. Controls and Procedures

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

OVERVIEW

Management identified certain material weaknesses which are described in the 2006 10-K. During 2007 and through the date of this filing, management has been focused on remediating these material weaknesses. This overview provides a summary of the status of each of the previously identified material weaknesses, followed by a discussion of management’s evaluation of disclosure controls and procedures, management’s report on internal control over financial reporting, and management’s efforts to remediate the material weaknesses, as set forth in the table below.

As shown below, one material weakness reported as of December 31, 2006 was remediated as of December 31, 2007.  Other material weaknesses reported as of December 31, 2006 remain material weaknesses as of December 31, 2007, for which management continues to remediate.

Material Weakness Reported as of December 31, 2006	Status as of December 31, 2007	Status as of the Date of this Filing

Control Environment:
Accounting Policies	Remediated	Remediated
Maintenance of Risk Assessment Programs	Remediation in process	Remediation in process

Application of GAAP	Remediation in process	Remediation in process

Accounting for Income Taxes	Remediation in process	Remediation in process

Financial Reporting Process	Remediation in process	Remediation in process

Monitoring of Service Provider	Remediation in process	Remediation in process

Information Technology:
Access Control	Remediation in process	Remediation in process
Change Management	Remediation in process	Remediation in process
Spreadsheets	Remediation in process	Remediation in process

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

In connection with the preparation of this report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007, as a result of the existence of material weaknesses in our internal control over financial reporting.

Since December 31, 2006, we have made significant progress in improving our disclosure controls and procedures. We have taken, and are taking, the actions described below under “Management’s Plan to Remediate Material Weaknesses” to remediate the remaining material weaknesses in our internal control over financial reporting.

We continue to strive to improve our processes to enable us to provide complete and accurate public disclosure on a timely basis. Management believes that we will not be able to conclude that our disclosure controls and procedures are effective until the material weaknesses have been fully remediated and we are able to file required reports with the SEC on a timely basis.

Nevertheless, based on management’s internal review of our processes and procedures, efforts to remediate the material weaknesses in internal control over financial reporting described below and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

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

Management’s Assessment of Internal Control over Financial Reporting

Management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in COSO because of the continued existence of material weaknesses related to the control environment, application of generally accepted accounting principles (“GAAP”), accounting for income taxes, the financial reporting process, monitoring of a service provider, and information technology systems. Certain of these material weaknesses have resulted in adjustments to the Company’s consolidated financial statements for the year ended December 31, 2007. A description of the material weaknesses relating to each of these areas as of December 31, 2007 is included below.

Control Environment — The Company did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following area:

•                  Maintenance of Risk Assessment Programs – We did not maintain an adequate risk oversight function to evaluate and report on risks to financial reporting throughout the organization, including completion of a comprehensive, worldwide risk assessment to identify all potential risk areas and evaluate the adequacy of controls to mitigate identified risks.

Application of GAAP — The Company did not maintain effective internal controls relating to the application of generally accepted accounting principles, including revenue recognition for certain items, the proper recording of certain accruals and contingencies, and the proper classification of certain balance sheet and income statement accounts.

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

Monitoring of a Service Provider — The Company did not effectively monitor a service provider responsible for managing the entire operations for one of our foreign locations in terms of an out-sourced arrangement. Transactions are recorded in the Company’s system based on monthly reporting from the service provider.  The Company had established a monitoring process including a recalculation of commissions expense based on sales reported by the service provider, and certain cash and inventory shipment reconciliation procedures. These monitoring processes and procedures were not, however, performed on a regular basis, and were not adequately documented or reviewed which increased the likelihood of material misstatements in our financial statements.

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

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007, and expressed an adverse opinion.

Changes in Internal Control Over Financial Reporting

Management has evaluated whether any changes in our internal control over financial reporting that occurred during the period from January 1, 2007 through the date of this filing have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We anticipate that these changes and other ongoing enhancements and remediation activities, which are described in the “Remediation Activities Related to Material Weaknesses” section below, will continue to have a material impact on our internal control over financial reporting in future periods.

•

Formalized our accounting policies in 2007 in conjunction with our enhancement of our documentation of internal control processes and procedures, and we have performed procedures to standardize our accounting policies throughout the organization. We have also increased the frequency of training for the general managers and international subsidiary controllers to provide for consistent communication of our policies over financial reporting and internal controls over financial reporting.

•

Established an outsourced agreement with a third-party internal audit service provider to assist with specific internal audit procedures, including the documentation, and evaluation of design and operating effectiveness of internal control over financial reporting to support management’s 2007 assessment of internal controls over financial reporting. This included visits during 2007 to certain material foreign locations.

•

Performed a complete management assessment of internal controls over financial reporting in 2007, which included documentation of business processes and entity level controls and the creation of risk matrixes to facilitate the evaluation and testing of the Company’s key business processes and internal control activities.

Remediation Activities Related to Material Weaknesses

In addition, the Company has taken, or anticipates taking, the following additional actions to remediate the specific material weaknesses described above.

Control Environment — Remediation activities related to our control environment include the following:

Maintenance of Risk Assessment Programs – Management has, in conjunction with the assessment of internal controls for 2007, identified key financial reporting risks and has evaluated the adequacy of the internal control procedures to address the identified risks. This included the completion of comprehensive, worldwide entity level control questionnaires and fraud risk assessments in 2007 by senior management, the Company’s General Counsel and the Manager of Internal Audit. In addition, the Company enhanced the in-house internal audit function in 2007 by hiring a Manager of Internal Audit who is a Certified Internal Auditor with direct reporting to the Audit Committee. This has provided enhanced assistance to the Audit Committee in monitoring identified risks and in establishing more robust internal audit plans. In addition, management will continue to provide compliance training throughout the worldwide organization.

Application of GAAP — We have implemented procedures to address revenue recognition issues. With respect to other non-income tax accruals and contingencies, in 2007 and 2008 our management performed an analysis with the assistance of outside legal counsel to assess and estimate the exposure related to such positions. To address income statement and balance sheet classification issues, we have enhanced our close processes and procedures as described in the financial reporting process remediation activities below.

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

Monitoring of a Service Provider — We are in the process of redesigning our procedures to more effectively monitor the service provider responsible for the management of the operations of one of our foreign locations. In particular, we are improving our monitoring process to ensure that the commissions expense recalculations and other reconciliations processes (based on information reported by the outside service provider) are performed on a regular basis, documented and reviewed. In addition, in conjunction with our 2007 assessment of internal controls, our out-sourced internal auditor performed a site visit to the foreign location to observe the facility, interview on site employees of the service provider, and evaluate the internal control procedures of the service provider. Additional visits to the location will be conducted as part of internal audit’s overall plan.

Information Technology Systems — During 2007, we implemented the following procedures to enhance our information technology processes and controls:

Access Controls – In 2007, management performed a broad and detailed analysis of user access for the applications we have determined to have a material impact on our financial reporting for our domestic locations. We are continuing to remediate segregation of duties conflicts. Our management is evaluating the level of risk at material international locations, and will perform additional access reviews at additional international locations as considered necessary. The Company is in the process of redesigning user security within our financial reporting systems.

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

Conclusion

We believe the measures described above will facilitate remediation of the material weaknesses we have identified and will continue to strengthen our internal control over financial reporting. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control deficiencies. Moreover, we may decide to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Nature’s Sunshine Products, Inc.:

We have audited Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

•                  Application of GAAP – The Company did not maintain effective internal controls relating to the application of generally accepted accounting principles, including revenue recognition for certain items, the proper recording of certain accruals and contingencies, and the proper classification of certain balance sheet and income statement accounts.

•                  Accounting for Income Taxes – The Company’s processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts related to the tax provision and related current or deferred income tax asset and liability accounts were accurate, recorded in the proper period, and determined in accordance with generally accepted accounting principles. Specifically, the Company did not (i) analyze and reconcile certain deferred income and tax payable accounts, (ii) appropriately consider the need to record or disclose contingencies for certain income tax positions in accordance with generally accepted accounting principles, and (iii) file tax returns in certain foreign jurisdictions. Additionally, they had insufficient personnel with appropriate qualifications and training in accounting for income taxes.

•                  Financial Reporting Process – The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, their process lacked timely and complete financial statement reviews, effective journal entry controls, and appropriate reconciliation processes. Further, they were unable to complete regulatory filings as required by the rules of the SEC.

•                  Monitoring of a Service Provider – The Company did not effectively monitor a service provider responsible for managing the entire operations for one of their foreign locations in terms of an out-sourced arrangement. Transactions are recorded in the Company’s system based on monthly reporting from the service provider.  The Company had established a monitoring process including a recalculation of commissions expense based on sales reported by the service provider, and certain additional cash and inventory shipment reconciliation procedures. These monitoring processes and procedures were not performed on a regular basis, and were not adequately documented or reviewed, which increased the likelihood of material misstatements in their financial statements.

•                  Information Technology Systems – The Company did not maintain effective internal control over financial reporting related to certain information technology applications and general computer controls which are considered to have an impact on financial reporting and resulted in a more than reasonable possibility that material misstatements in their financial statements would not be prevented or detected. Specifically, they lacked effective controls in the following areas:

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated October 6, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

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

Board Composition and Election

Directors are elected at annual meetings of shareholders. Our Bylaws provide for a classified Board of Directors, consisting of three staggered classes of directors, as nearly equal in number as possible. As a result, shareholders will elect a portion of our Board of Directors each year. The Class I directors’ terms were originally set to expire at our annual meeting held in 2006, the Class II directors’ terms were originally set to expire at our annual meeting held in 2007, and the Class III directors’ terms were originally set to expire at our annual meeting held in 2008. Due to our inability to file our Quarterly and Annual Reports with the SEC in those years, we were not able to hold annual meetings in 2007, 2006, or 2005. The Class of each director is set forth above.

Committees of the Board of Directors

The Board of Directors has formed the following committees:

The Compensation Committee. The Compensation Committee reviews compensation policies applicable to officers and key employees, recommends to the Board of Directors the compensation to be paid to our Chief Executive Officer and determines the compensation and benefits of all directors on the Board. The Compensation Committee has adopted a written charter. The members of the Compensation Committee are Kristine F. Hughes, Pauline Hughes Francis, and Robert K. Bowen; Ms. Francis is an “Independent Director” as discussed in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

In setting executive officer compensation, the Compensation Committee and our chief executive officer review a report (the “Executive Compensation Report”) prepared by our Director of Human Resources in order to assess the competitiveness of the Company’s compensation programs in comparison to market averages. The Executive Compensation Report examined the data contained in Watson Wyatt’s ECS Top Management Compensation Survey and Mercer’s Executive Compensation Survey for 2006-07. The Executive Compensation Report compared the Company’s executive compensation practices including base pay, short-term incentives, long-term incentives and other practices to industry and national survey data as well as the base pay, bonus and total compensation of officers on an individual basis.

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

Salary. The base salary level of each executive officer is reviewed in the last quarter of each year, with any salary adjustments for the upcoming year to be effective on or about January 1 of that year. The Company targets base salaries to be in the range of 80% to 90% of market.  However, the Company may also consider the performance of the executive, contributions by the executive towards the Company’s mission/goals and tenure at the Company.  The Company believes that this component of compensation should provide a level of security and stability from year to year and not be dependent to any material extent on the Company’s financial performance.  The Compensation Committee approved a salary increase of 6% for our chief executive officer for 2007.  The salary level for Mr. Yates was increased 39% due to his appointment as President – International.  The salary levels for Mr. Bunker, Mr Halliday, and Mr. DeWyze increased approximately 14%, 10%, and 2%, respectively. These increases were to bring these executives’ salaries in-line with local market rates.  After examining the practices of companies with similar sales revenue in 2007, the Company found that, on average, our officers’ base salaries for 2007 were approximately 23% below the base salaries of officers at those companies.

Incentive Compensation. The bonus structure is generally designed to bring the total cash compensation for our executives up to market in a typical year and to exceed market when justified by Company performance. For Messrs. Bunker, DeWyze, Halliday and Yates, our chief executive officer had established bonuses of up to 75% of their respective base salaries for 2007 based on the Company’s performance. The actual bonuses paid to Messrs. Bunker, DeWyze and Halliday were below these amounts. The reduction was based on the weighted average bonuses actually paid to the employees in the Company’s U.S. Sales, International, and Synergy divisions. The actual bonus paid to Mr. Yates was above 75% of his base salary due to performance in the Company’s International division only. Accordingly, Messrs. Bunker, DeWyze, Halliday and Yates received bonuses equal to 72.7%, 47.6%, 48.0%, and 125.3% respectively, of their base salaries.  Because the pre-established operating income and sales revenue goals were not achived, Mr. Faggioli did not receive a bonus for 2007.  Cash bonuses paid to our other named executive officers (excluding our chief executive officer) in 2007 were 81% above the market average for companies with similar annual revenues, resulting in the total cash compensation of our officers being 18% below such market averages.

Long-Term Incentives. In prior years, we have structured our long-term incentive program for executive officers in the form of option grants under our 1995 Stock Option Plan which was administered by our Compensation Committee. Each option grant has been designed to align the interests of the executive officer with those of the shareholders and to provide him with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business. Each option grant allows the officer to acquire shares of our common stock at a fixed price per share over a specified period, usually ten years. Options granted in past years have generally vested and become exercisable in a series of installments over a period of one to three years measured from the grant date, contingent upon the officer’s continued employment. All outstanding options are fully vested at this time. Our 1995 Stock Option Plan terminated in 2005 and no options have been granted under this plan since its termination.  The Company’s Board of Directors approved non-plan options grants to Mr. Bunker, Mr. Halliday, and Mr. Yates on March 15, 2007 to acquire up to 20,000, 3,000, and 15,000 shares of common stock, respectively. The options have a maximum term of six years and become exercisable on the later of (i) one year from the date of grant or (ii) the date upon which the Company registers the underlying shares on a Form S-8 registration statement. These options were granted as a result of (i) the arrival at new officers in 2006 and 2007, (ii) the promotion of certain officers and directors, (iii) and the expiration of certain options previously granted.

Executive Officer Perquisites. It is not our practice to provide our executive officers with any meaningful perquisites. However, in 2007 we paid premiums on $250,000 key person life insurance policies for our named executive officers and provided our named executive officers the opportunity to receive up to $2,500 for tuition assistance; however, none of our executive officers elected to receive tuition assistance. We believe these perquisites are an important factor in retaining our executive officers.

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

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based under the terms of Section 162(m). The stock options granted to Mr. Bunker, Mr. Yates, and Mr. Halliday on March 15, 2007 will not quality as performance-based compensation. Accordingly the compensation deemed paid when these options are exercised will be subject to Section 162(m) limitations on deductions.  Non-performance-based compensation paid to our executive officers for 2007 did not exceed the $1.0 million limit per officer. However, as we continue to increase salaries and bonuses for our executive officers and the amount recognized from equity awards, it is possible that the non-performance-based compensation payable to our executive officers will exceed the $1.0 million limit in one or more future years. We believe that in establishing the cash and equity incentive compensation programs for our executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, we may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to our financial performance or through equity awards, which together with base salary in the aggregate may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the executive officers essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis disclosure with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Submitted by:

Pauline Hughes Francis

Kristine Hughes

Robert K. Bowen

Executive Compensation

The following table sets forth a summary, for the years ended December 31, 2007 and 2006 of the compensation of the principal executive officer, the principal financial officer, the three most highly compensated executive officers of the Company (not including the principal executive officer and the principal financial officer) whose total compensation for the 2007 fiscal year was in excess of $100,000 and who were serving as executive officers at the end of 2007. The listed individuals shall be hereinafter referred to as the “named executive officers.”

Summary Compensation Table

Name & Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Douglas Faggioli, President, CEO & Director	2007	371,000	—	—	—	—	—	14,126	385,126
	2006	350,000	—	—	—	—	—	13,860	363,860

Stephen Bunker, CFO	2007	200,000	145,338	—	46,442	—	—	12,007	403,787
	2006	131,250	18,081	—	—	—	—	7,283	156,614

John DeWyze, EVP & VP of Operations	2007	191,000	90,970	—	—	—	—	12,591	294,561
	2006	187,000	51,515	—	—	—	—	12,643	251,158

Greg Halliday, President - Nature’s Sunshine Products U.S.	2007	180,000	86,573	—	6,966	—	—	9,881	283,420
	2006	163,000	4,000	—	—	—	—	10,771	177,771

Bryant Yates, President - Nature’s Sunshine Products International	2007	160,000	200,450	—	34,831	—	—	2,971	398,252
	2006	115,343	28,600	—	—	—	—	2,426	146,369

(1)  Amounts for 2007 include amounts that were deferred into the Company’s Supplemental Elective Deferral Plan (“SEDP”) for 2007, as follows:  Mr. Faggioli – $52,000; Mr. Bunker – $0; Mr. DeWyze – $19,128 and $30,920; Mr. Halliday – $5,801 and $8,146; and Mr. Yates – $0. The SEDP provides selected employees and non-employee directors with the ability to defer compensation to future dates specified by the participant with a return based on investment alternatives selected by the participant. The SEDP is more fully described in the section following the Nonqualified Deferred Compensation Plans table below.

(2)  Option awards are calculated in the same manner as the expense of these awards that is recognized in our consolidated financial statements. Option awards are valued under FAS 123R and then amortized to expense during the vesting period of the award. See Note 10 to the Notes to Consolidated Financial Statements contained herein for a description of the assumptions used in valuing stock awards and stock options. For this purpose, the estimate of forfeitures relating to vesting conditions is disregarded. The full amount of the FAS 123R value of the 2007 stock options is reported under “Equity Compensation Plan” on page 88.

(3)  “All Other Compensation” includes the following amounts paid by the Company for the fiscal year ended December 31, 2007. The amounts disclosed are the actual costs to the Company of providing these benefits.

Name	401(k) Plan Company Contribution ($)	Life Insurance ($)	Disability Payments ($)	Severance Payments* ($ )	Total ($)
Douglas Faggioli	11,150	2,436	540	—	14,126
Stephen Bunker	10,989	658	360	—	12,007
John DeWyze	10,926	1,305	360	—	12,591
Greg Halliday	8,912	609	360	—	9,881
Bryant Yates	2,160	451	360	—	2,971

Grants of Plan-Based Awards in Fiscal Year 2007

The following table provides certain summary information concerning each grant of an award made to named executive officers in 2007 under a compensation plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#)	(S/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Douglas Faggioli	—								—	—	—
Stephen Bunker	3/15/2007								20,000	11.85	$3.85
John DeWyze	—								—	—	—
Greg Halliday	3/15/2007								3,000	11.85	$3.85
Bryant Yates	3/15/2007								15,000	11.85	$3.85

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2007:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Douglas Faggioli	2,000	—	—	8.80	4/1/2013
	25,000	—	—	12.65	2/26/2008
TOTAL	27,000	—	—

Stephen Bunker	—	20,000	—	11.85	3/14/2013
TOTAL	—	20,000	—

John DeWyze	16,300	—	—	12.25	2/23/2009
	250	—	—	8.13	1/3/2010
TOTAL	16,550	—	—

Greg Halliday	2,560	—	—	12.25	2/23/2009
	500	—	—	12.55	8/1/2011
	10,000	—	—	14.90	5/28/2010
	—	3,000	—	11.85	3/14/2013
TOTAL	13,060	3,000	—

Bryant Yates	—	15,000	—	11.85	3/14/2013
TOTAL	—	15,000	—

Option Exercises and Stock Vested

The following table presents options exercised by named executive officers during 2007. No named executive officer held shares of stock that vested in 2007.

Option Awards

Name & Principal Position	Number of Shares Acquired On Exercise	$ Value Realized On Exercise
(a)	(b)	(c)

Douglas Faggioli	95,690	$364,770
Stephen Bunker	—	—
John DeWyze	—	—
Greg Halliday	—	—
Bryant Yates	—	—

Pension Benefits

The Company does not have a pension plan in which the named executive officers can participate to receive payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation Plans

Information regarding the named executive officers’ participation in the Company’s nonqualified deferred compensation plan is included below.

Supplemental Elective Deferral Plan. The Company has adopted the Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan (the “SEDP”). The following table sets forth information relating to the SEDP for 2007 for the named executive officers:

Name & Principal Position	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Douglas Faggioli	52,000	—	47,780	—	677,772
Stephen Bunker	—	—	—	—	—
John DeWyze	19,128	—	19,138	—	187,079
Greg Halliday	5,801	—	993	—	15,058
Bryant Yates	—	—	—	—	—

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

Pursuant to the terms of the employment agreement each named executive officer has entered into with the Company, each named executive officer is eligible to receive certain termination benefits. The employment agreements provide that in the event the named executive officer is terminated by the Company without cause or due to non-renewal of the employment agreement or in the event the named executive officer’s employment ceases due to death or incapacity, he will be entitled to receive a severance payment equal to his annual base salary for the year of termination and continued medical and life insurance coverage for 12 months (3 months for Mr. Halliday). Such severance payment may be distributed in a lump sum or in a series of bi-weekly payments. Pursuant to the terms of their employment agreements, for a period of 1 year after the later of (i) the cessation of the named executive officer’s employment and (i) the date on which the final severance payment was paid to the named executive officer, the named executive officer will be subject to certain non-compete and non-solicitation covenants.

The following table sets forth the estimated payments and benefits that would have been payable to the named executive officers under their agreements in the termination circumstances indicated below had their employment terminated on December 31, 2007. All cash payments are assumed to be made in a lump sum and would be paid by the Company. The amounts set forth in this table represent estimates and forward-looking information that is subject to substantial variation, based on the timing of the triggering event. The Company cautions the reader to consider these limitations in reviewing the following table.

Executive Benefits and Payments Upon Termination Due to Termination by the Company Without Cause or Due to Non-Renewal, Death or Incapacity

	Mr. Faggioli	Mr. Bunker	Mr. DeWyze	Mr. Halliday	Mr. Yates

Salary severance	$350,000	$200,360	$217,920	$42,786	$160,360
Continued Medical & Life Insurance Coverage	10,188	8,410	9,057	8,361	8,203
TOTAL	$360,188	$208,770	$226,977	$51,147	$168,563

Director Compensation

The following table sets forth certain information regarding the compensation of each individual who served as a member of our Board of Directors during the 2007 fiscal year. Except with respect to Mr. Eugene Hughes, the compensation disclosed is for services rendered as a Board member during that year. Mr. Eugene Hughes is also our employee, and the compensation disclosed for him below reflects his compensation he received in his capacity as an employee. He did not receive any additional compensation for his Board service.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Kristine F. Hughes	141,711	—	—	—	—	9,915	151,626
Pauline Hughes Francis	53,234	—	—	—	—	18,376	71,610
Franz L. Cristiani	6,250	—	—	—	—	—	6,250
Robert Bowen	37,500	—	—	—	—	300	37,800
Larry Deppe	41,500	—	—	—	—	—	41,500
Eugene Hughes	314,927	—	—	—	—	39,500	354,427

(1)  Consists of retainer fees for service as a member of the Board with respect to Kristine Hughes, Pauline Hughes Francis and Messrs. Cristiani, Bowen and Deppe; Mr. Hughes received salary of $209,000, of which he deferred $13,000 into the SEDP, and a cash bonus of $105,927 in 2007. Retainers paid to Kristine Hughes and Pauline Hughes Francis were paid on a monthly basis; retainers paid to Messrs. Cristiani, Bowen and Deppe were paid on a quarterly basis. The aggregate payments include the following categories of payments:

Name	Retainer ($)	Committee Chairperson Additional Retainer ($)	Misc. Retainer ($)	Total ($)
Kristine F. Hughes	141,711	—		141,711
Pauline Hughes Francis	52,234	1,000		53,234
Franz L. Cristiani	6,250	—		6,250
Robert Bowen	37,500	—		37,500
Larry Deppe	38,500	3,000		41,500
Eugene Hughes	—	—		—

Retainer Fees. Retainers were paid on a monthly basis to Ms. Kristine Hughes and Ms. Pauline Hughes Francis and on a quarterly basis to Messrs. Cristiani, Bowen and Deppe. Mr. Deppe received an additional $3,000 retainer for serving as Chair of the Audit Committee for the second, third and fourth quarters of 2007. Ms. Pauline Hughes Francis received an additional $1,000 retainer for serving as the Chair of the Compensation Committee for 2007.

(2)  “All Other Compensation” includes the following amounts paid by the Company for the fiscal year ended December 31, 2007:

Name	401(k) Plan Company Contribution ($)	Life Insurance Premiums ($)	Disability Payments ($)	Product Credit* ($)	Total ($)
Kristine F. Hughes	—	9,165	—	750	9,915
Pauline Hughes Francis	—	1,690	—	750	2,440
Franz L. Cristiani	—	—	—	—	—
Robert Bowen	—	—	—	300	300
Larry Deppe	—	—	—	—	—
Eugene Hughes	10,905	27,485	360	750	39,500

* Represents a credit of up to $750 to purchase the Company’s products.

Meeting Fees. Our directors do not receive fees for attendance at Board or Committee meetings.

Expenses. Board members were reimbursed for travel and other expenses incurred in connection with their duties as directors to the extent such expenses were submitted to the Company for reimbursement.

Equity. No stock options or other equity awards were granted to our directors during 2007.

Nonqualified Deferred Compensation. None of our non-employee directors participated in the SEDP. Mr. Hughes elected to defer under the SEDP $13,000 of the compensation he received in 2007 in his capacity as an employee. The SEDP is more fully described above in the section following the Nonqualified Deferred Compensation Plans table.

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

Name and Address of Beneficial Owner	Number of Shares(1)	Percent of Class (2)

Beneficial Owners of More than 5%

Delta Partners LLC (3) One International Place, Suite 2401 Boston, MA 02110	1,959,043	12.6%

Prescott Group Capital Management, LLC (3) 1924 South Utica, Suite 1120 Tulsa, OK 74104	1,525,683	9.8%

Red Mountain Capital Partners LLC 10100 Santa Monica Blvd., Suite 925 Los Angeles, CA 90067	1,144,450	7.3%

Paradigm Capital Management, Inc. (3) 9 Elk Street Albany, NY 12207	1,108,600	7.2%

First Wilshire Securities Management, Inc (5) 1224 East Green Street, Suite 200 Pasadena, CA 91106	1,108,839	7.1%

Directors and Executive Officers

Kristine F. Hughes, Chair of the Board	572,089	3.7%
Eugene L. Hughes, Director	700,312	4.5%
Pauline Hughes Francis, Director	1,923,546	12.4%
Douglas Faggioli, President and Chief Executive Officer	36,271	*
Stephen M. Bunker, Vice President of Finance, Treasurer, Chief Financial Officer and Chief Accounting Officer	18	*
Greg Halliday	3,338	*
John DeWyze, Executive Vice-President — Operations	4,264	*
All directors and executive officers as a group (7 persons)	3,239,838	20.9%

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

(4)                                  Reflects the number of shares held at February 12, 2007 per Schedule 13D/A filing.

(5)                                  Reflects the number of shares held at December 31, 2007 per Schedule 13G filing.

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

Audit Fees

During the fiscal year ended December 31, 2007 and through October 6, 2008, Deloitte & Touche LLP billed the Company approximately $3,582,000 for professional services rendered for the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2007 and $9,608,000 for professional services rendered for the audit of the Company’s consolidated financial statements for the years ended December 31, 2006, 2005, and 2004.

Tax Fees

The aggregate fees billed for tax services rendered by Deloitte & Touche LLP for the years ended December 31, 2007 and 2006 were approximately $713,000 and $665,000 respectively.

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

The following are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2007 and 2006

Consolidated statements of operations for the years ended December 31, 2007, 2006, and 2005

Consolidated statements of changes in shareholders’ equity and comprehensive income (loss) for the years ended December 31, 2007, 2006, and 2005

Consolidated statements of cash flows for the years ended December 31, 2007, 2006, and 2005

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
Pauline Hughes Francis

NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year

Year ended December 31, 2007

Allowance for doubtful accounts receivable	$1,129	$(208)	$(508)	$259	$67	$739

Allowance for obsolete inventory	3,325	964	(1,563)	89	—	2,815

Tax valuation allowance	7,822	3,468	—	—	—	11,290

Year ended December 31, 2006

Allowance for doubtful accounts receivable	$1,984	$(441)	$(547)	$14	$119	$1,129

Allowance for obsolete inventory	4,641	736	(2,052)	—	—	3,325

Tax valuation allowance	5,297	2,525	—	—	—	7,822

Year ended December 31, 2005

Allowance for doubtful accounts receivable	$1,706	$460	$(333)	$7	$144	$1,984

Allowance for obsolete inventory	4,020	1,516	(895)	—	—	4,641

Tax valuation allowance	5,556	(259)	—	—	—	5,297

LIST OF EXHIBITS

Located At
Sequentially
Item No.	Exhibit	Numbered Page

3.1[1] -	Restated Articles of Incorporation
3.2[1] -	By-laws, as amended
10.1[1]*	Nature’s Sunshine Products, Inc. Tax Deferred Retirement Plan, restated March 1, 2008
10.2[1]*	Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan as restated effective January 1, 2008
10.3[1]*	Employment Agreement between the Registrant and Douglas Faggioli dated November 1, 1994
10.4[2]*	Employment Agreement between the Registrant and Stephen M. Bunker dated December 21, 2007	XX
10.5[2]*	Employment Agreement between the Registrant and Bryant J. Yates dated December 21, 2007
10.6[1]*	Employment Agreement between the Registrant and John DeWyze dated September 20, 1999	XX
10.7[1]*	Employment Agreement between the Registrant and Gregory R. Halliday dated June 1, 2001	XX
10.8[1]* -	1995 Stock Option Plan, as amended	XX
10.9[1]* -	Form of Stock Option Agreement (1995 Stock Option Plan)	XX
14[1]	Nature’s Sunshine Products, Inc. Code of Conduct	XX
21 -	List of Subsidiaries of Registrant	XX
23.1 -	Consent of Independent Registered Public Accounting Firm	XX
31.1 -	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended	XX
31.2 -	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended	XX
32.1 -	Certification pursuant to 18 U.S.C. § 1350	XX
32.2 -	Certification pursuant to 18 U.S.C. § 1350	XX

[1]                      Previously filed with the Commission as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 and is incorporated herein by reference.

[2]                      Previously filed with the Commission as an exhibit to the Current Report on Form 8-K dated December 28, 2007 and is incorporated herein by reference.

[*]                     Management contract or compensatory plan.