Form 10-K/A
period 2007-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2008-12-31
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008 was approximately $82,797,216 based on the closing price of $6.75 as quoted by the National Quotation Bureau’s Pink Sheets on June 30, 2008.

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

EXPLANATORY NOTES

Filing of Form 10-K/A

This amendment on Form 10-K/A is being filed to provide (a) correcting amendments for errors in the unaudited quarterly results for the fiscal year 2007 previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, which can be found in Note 15 of Item 8 – “Financial Statements and Supplementary Data,” (b) additional disclosures regarding our exchange rate risks, which can be found in Item 7A – “Quantitative and Qualitative Disclosures about Market Risk,” (c) additional summary information regarding the findings and recommendations of the Preliminary Report (as defined below), which can be found in “Explanatory Notes – Internal Investigation,” and (d) additional information regarding the reasons stated by KPMG LLP for their resignation as our previous independent registered public accounting firm, which can be found in “Explanatory Notes – Change in Certifying Accountant.”

Internal Investigation

As previously announced, in October 2005, the Audit Committee of our Board of Directors (our “Audit Committee”) commenced an internal investigation regarding certain sales and commission activities involving certain of our foreign operations. The investigation was subsequently expanded to include other matters related to our consolidated financial statements. The Audit Committee engaged a nationally-recognized independent law firm to assist in the investigation and the law firm, in turn, engaged a nationally-recognized independent public accounting firm to provide further assistance. The internal investigation was overseen by a Special Committee comprised of one independent member of the Audit Committee and an outside independent consultant, who later became a director and independent member of the Audit Committee. On March 15, 2006, the Audit Committee received an oral preliminary report on the findings of the investigation through that date (the “Preliminary Report”). The Preliminary Report indicated that the Company had certain internal control weaknesses and outlined potential violations of law.  The Preliminary Report also included a series of recommendations, including the termination of certain employees and senior officers.  Based on issues raised in the Preliminary Report, on March 15, 2006, the Audit Committee determined that the financial statements filed with the SEC in connection with the following previously issued reports of the Company should not be relied upon:

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

Change in Certifying Accountant

As previously announced, on March 31, 2006, we received a letter from KPMG LLP (“KPMG”) pursuant to which KPMG resigned as our independent registered public accounting firm.  In its letter, KPMG stated that it had determined that our Board of Directors and Audit Committee had been adequately informed with respect to likely illegal acts that came to the attention of KPMG during the course of its audit of the Company’s financial statements and which also were the subject of the internal investigation overseen by the Special Committee.  KPMG also concluded that these illegal acts appear to have had a material effect on the financial statements of the Company.  KPMG further concluded that its resignation was necessary because the board of directors had not taken timely and appropriate remedial actions with respect to the illegal acts.  In particular, KPMG objected to the decisions by the Board of Directors in response to recommendations contained in the Preliminary Report.

1.             The failure to terminate its Mr. Faggioli as an employee of the Company (rather than merely removing him from his positions as president and chief executive officer and from the board of directors pending completion of the internal investigation).  KPMG believed the evidence indicated that he made misrepresentations to KPMG on at least two occasions in the form of management representation letters that failed to disclose that he was aware of alleged fraud in the international operations of the Company, and had approved a payment in violation of the Foreign Corrupt Practice Act.

2.             The failure to remove Mr. Cristiani from its Audit Committee and the Board of Directors (Mr. Cristiani was replaced as the Chair of the Audit Committee), even though he was found to have known of the alleged misrepresentation and understood that they “could be considered material from an auditing standpoint and could pose a significant problem to our company,” yet failed to bring the matter to the attention of the auditors or correct the misrepresentations.

KPMG’s statements are set forth in full in Exhibits 99.1 and 99.2 to the Company’s Form 8-K filed on April 3, 2006 and Exhibit 99.1 to the Company’s Form 8-K filed on April 18, 2006.

Following KPMG’s resignation, we began the process of engaging a new independent registered public accounting firm.  On February 2, 2007, our Audit Committee engaged Deloitte & Touche LLP (“Deloitte”) to serve as our independent registered public accounting firm.

In August 2006, following the completion of the Special Committee’s internal investigation, the Board of Directors reinstated Mr. Faggioli as the Company’s President and Chief Executive Officer.  In connection with the private class actions and government investigations discussed below under “Item 3.  Legal Proceedings”, the Board of Directors has determined to vigorously contest allegations of illegal conduct and misrepresentations that are or may be based upon the events that led to the resignation of KPMG.

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

				Market Prices
	Market Prices			High/Best	Low/Best
2007	Best Ask	Best Bid	2006	Ask	Bid
First Quarter	$12.60	$11.45	First Quarter	$18.88	$10.23
Second Quarter	12.35	10.20	Second Quarter through April 4, 2006	12.64	7.83
			Second Quarter from April 5, 2006	12.00	8.46
Third Quarter	14.45	11.50	Third Quarter	12.25	8.15
Fourth Quarter	12.50	8.10	Fourth Quarter	12.00	9.91

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

The effective rate for 2006 differed from the federal statutory rate of 35 percent primarily related to additional non-income tax contingencies which increased the effective rate by approximately 54 percent, a change in deferred tax asset valuation allowances which increased the effective rate by approximately 29 percent, a taxable gain on the sale of intercompany assets eliminated for book purposes which increased the effective rate by approximately 13 percent, a foreign exchange tax gain on an intercompany payable which increased the effective rate by 10 percent, and foreign and state tax rate differentials, as well as permanent nondeductible or deductible items account for the remaining increase.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2007 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases obligations	$8,900	$4,145	$3,633	$968	$154
Purchase obligations(1)	9,206	9,206	—	—	—
Other long-term liabilities reflected on the balance sheet(2)	1,674	—	—	—	1,674
Unrecognized tax positions(3)	—	—	—	—	—
Total	$19,780	$13,351	$3,633	$968	$1,828

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

(3)

At December 31, 2007, there was $25,888 of liabilities related to unrecognized tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.

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

Foreign Currency Risk

During the year ended December 31, 2007, approximately 58.3 percent of our net sales revenue and approximately 55.2 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a 1:1 relationship with the U.S. dollar.  All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively impacted by a weakening of the U.S. dollar vis-à-vis another fluctuating currency and negatively impacted by a strengthening of the U.S. dollar vis-à-vis another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Our exposure to local currency/functional currency exchange rate risk is not significant. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading, or speculating on foreign exchange rate fluctuations.

The following table sets forth a composite sensitivity analysis of our net sales revenue, costs and expenses, and operating income in connection with strengthening of the U.S. dollar (our reporting currency) by 10%, 15% and 25% against every other fluctuating functional currency in which we conduct business.  We note that while our individual net sales revenue and cost and expenses components were less sensitive to increases in the strength of the U.S. dollar, our operating income was sensitive to such increases on almost a one-to-one percentage point basis, assuming a strengthening of the U.S. dollar by 10%, 15% and 25% against every other fluctuating currency in which we conduct business.

	For year ended	With Strengthening of U.S. Dollar by:
Exchange Rate Sensitivity -	December 31,	10%		15%		25%
Operating Income	2007	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
(Dollar amounts in thousands)

Net Sales Revenue	$366,647	$(13,037)	-3.6%	$(18,705)	-5.1%	$(28,681)	-7.8%

Cost and Expenses
Cost of Goods Sold	70,996	(2,312)	-3.3%	(3,317)	-4.7%	(5,085)	-7.2%
Volume Incentives	143,884	(5,282)	-3.7%	(7,578)	-5.3%	(11,620)	-8.1%
Selling, General and Administrative	148,706	(4,888)	-3.3%	(7,013)	-4.7%	(10,753)	-7.2%

Operating Income	3,061	(556)	-18.2%	(797)	-26.0%	(1,222)	-39.9%

The following table sets forth a composite sensitivity analysis of our assets and liabilities by those balance sheet line items that are subject to exchange rate risk, together with the total gain or loss from the strengthening of the U.S. dollar vis-à-vis our various fluctuating functional currencies.  The sensitivity of our assets and liabilities, taken by balance sheet line items, was somewhat less than the sensitivity of our operating income to increases in the strength of the U.S. dollar vis-à-vis other fluctuating currencies in which we conduct business.

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		Gain	Gain	Gain	Gain	Gain	Gain
Exchange Rate Sensitivity - Balance Sheet	2007	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
(Dollar amounts in thousands)

Current Assets subject to Exchange Rate Risk
Cash and cash equivalents	$45,299	$(3,570)	-7.9%	$(5,122)	-11.3%	$(7,855)	-17.3%
Accounts receivable, net	7,450	(430)	-5.8%	(616)	-8.3%	(945)	-12.7%

Current Liabilities subject to Exchange Rate Risk
Accounts payable	7,009	137	2.0%	197	2.8%	302	4.3%

Total Loss from Strengthening of U.S. Dollar		(3,863)		(5,541)		(8,498)

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2007 and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency

(Dollar amounts in thousands)

		At Spot Exchange Rate per
	Translated into	One U.S. Dollar as of
	U.S. Dollars	December 31, 2007
Cash and Cash Equivalents
Canada (Dollar)	$4,488	0.9937
Colombia (Peso)	1,987	2018.16
Indonesia (Rupiah)	1,633	9390
Japan (Yen)	7,558	111.45
Mexico (Peso)	5,876	10.9123
South Korea (Won)	3,140	936.07
Venezuela (Bolivar)	6,444	2145.92
Other	8,149	Varies
Total	39,276	Not Applicable

Accounts Receivable
Japan (Yen)	$2,097	111.45
Peru (Peso)	1,180	2.9976
Other	1,446	Varies
Total	4,723	Not Applicable

Finally, the following table sets forth the annual weighted average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which sales revenue exceeded $10.0 million during any of the three years presented.  We use the annual weighted average exchange rate for translating items from the statement of operations from local currencies into our reporting currency.

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

As of December 31, 2007, we have approximately $6.4 million in cash denominated in Venezuelan bolivars.  Currency restrictions enacted by the government of Venezuela have had a negative impact on the ability of our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company.  Our Venezuelan subsidiary continues to expect to convert its bolivars into U.S. dollars at the official exchange rate to pay for imported products or repatriate dividends.  As a result, we continue to use the official exchange rate to translate the financial statements of our Venezuelan subsidiary into U.S. dollars.  Unless the official exchange rate is made more readily available, however, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  The adoption of FIN 48 did not have a material impact on the consolidated financial statements.

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

Because of net losses in the years ended December 31, 2007 and 2006, oustanding common stock options of 307 and 432, respectively, were not included in the computation of diluted earnings per share because the effect on net loss per share would be antidilutive. For the year ended December 31, 2005, there were outstanding options to purchase 15 shares of common stock that were not included in the computation of Diluted EPS because the options’ exercise prices were greater than the average market price of the common shares during the year.

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

NOTE 4: INTANGIBLE ASSETS

The Company acquired certain product formulations during the years ended December 31, 2007 and 2006. At December 31, 2007 and 2006, the product formulations had a carrying amount of $1,763 and $763, accumulated amortization of $107 and $8, and a net amount of $1,656 and $755, respectively. The estimated useful life of the product formulations is estimated to be 15 years.

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

During the twelve-month period ended December 31, 2007, the Company added approximately $4,728 to its liability for unrecognized tax benefits all of which would favorably impact its effective tax rate if recognized. Included in this amount is approximately $1,773 for the twelve-month period ended December 31, 2007, related to interest expense and penalties. In addition, the Company recorded an unrecognized tax benefit related to the lapse of applicable statue of limitations of approximately $64 all of which favorably impacted its effective tax rate. The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2007 was $15,820, which included the liability related to unrecognized tax positions in the consolidated financial statements.

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions, excluding interest and penalties, is as follows for the year ended December 31, 2007:

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

The aggregate intrinsic value of 307 options vested and expected to vest was $36 at December 31, 2007.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $36.

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

Management and Employee Bonus Plan

The Company has a discretionary bonus plan that provides for participants to receive payments based upon the achievement of specified annual increases in net sales revenue and operating income, as well as individual objectives. The expense related to the bonus plan was approximately $3,580, $2,325, and $2,449 for the years ended December 31, 2007, 2006, and 2005, respectively. These amounts were accrued as liabilities in the respective year-end consolidated balance sheets. All United States employees as well as key international employees participate in the bonus plan.

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

Tax Contingencies

The Company has reserved for uncertain tax positions and certain state sales and use tax contingencies based on the likelihood of an obligation in accordance with SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.  The Company provides provisions for potential payments of income and other tax to various tax authorities for contingencies related to uncertain tax position and other issues.  The Company also provides provisions for state sales taxes in each of the states where the Company has potential nexus. At December 31, 2006, the Company accrued $21,661 (including estimated interest and penalties) in accrued liabilities in the accompanying consolidated balance sheets for such uncertain tax positions ($12,242) and various other non-income tax contingencies ($9,419). During 2007, in conjunction with the adoption of FIN 48, the Company reclassified all uncertain tax contingencies (including interest and penalties) out of accrued liabilities as discussed in Note 8. As of December 31, 2007, accrued liabilities includes $14,393 related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition of the Company.

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

NOTE 15:  SUMMARY OF QUARTERLY OPERATIONS (SEE NOTE 1) — UNAUDITED

As part of the Company’s review of the quarterly results for 2008, it identified errors in the unaudited quarterly results for the fiscal year 2007 previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.  The errors were related to the misapplication of quarterly consolidation entries to recognize or defer the timing of revenue recognition, and the directly related costs and expenses, of customer orders related to when title passes upon delivery, consistent with the Company’s policy and the correction of certain cost of sales and selling, general and administrative expenses to the appropriate quarters. The quarterly tax provision amounts were also corrected to primarily reflect the impact of the corrections noted above and to adjust for certain other tax provision amounts in accordance with interim tax provision guidance.  The Company determined that while the amounts for the fiscal year ended 2007 were correct; amounts were incorrectly recorded in the four unaudited quarterly results. As a result, the Company has recorded adjustments to each of the summary quarterly results presented in Note 15 of the Company’s Annual Report on Form 10-K.  Consequently, net sales revenue, operating income, and diluted earnings per share increased by approximately $1,692, $3,821 and $0.06 per share, respectively, for the three months ended March 31, 2007; net sales revenue and operating income increased by $705 and $1,850, respectively; and diluted earnings per share decreased by $0.06 per share, for the three months ended June 30, 2007; net sales revenue and diluted earnings per share increased $1,639 and $0.16 per share, respectively; operating losses increased by $2,238 for the three months ended September 30, 2008; and net sales revenue, operating income, and diluted earnings per share decreased $4,036, $3,433, and $0.16 per share, respectively, for the three months ended December 31, 2007.

There was no impact on beginning or ending retained earnings, revenues, or expenses for the fiscal year ended December 31, 2007, as a result of this adjustment.

The following tables present the impact of the restatement adjustments on the Company’s unaudited summary of quarterly operations for each of the three month periods ended March 31, 2007, June 31, 2007, September 31, 2007, and December 31, 2007 (amounts in thousands):

	For the Quarters Ended
	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
	As Previously Presented	As Restated	As Previously Presented	As Restated	As Previously Presented	As Restated	As Previously Presented	As Restated
Net sales revenue	$91,986	$93,678	$89,831	$90,536	$86,574	$88,213	$98,256	$94,220
Cost of goods sold	19,106	18,520	17,934	15,939	15,744	18,325	18,212	18,212
Volume incentives	37,809	36,666	35,385	35,734	34,346	35,140	36,344	36,344
Selling, general and administrative	36,305	35,905	34,720	35,221	39,056	39,558	38,625	38,022
Operating (loss) income	(1,234)	2,587	1,792	3,642	(2,572)	(4,810)	5,075	1,642
Other income and expenses, net	949	949	160	160	426	426	(131)	(131)
(Loss) income before income taxes	(285)	3,536	1,952	3,802	(2,146)	(4,384)	4,944	1,511
Taxes	2,622	5,470	3,506	6,242	1,887	(2,761)	4,687	3,751
Net loss	(2,907)	(1,934)	(1,554)	(2,440)	(4,033)	(1,623)	257	(2,240)
Basic net loss per share	(0.19)	(0.13)	(0.10)	(0.16)	(0.26)	(0.10)	0.02	(0.14)
Diluted net loss per share	(0.19)	(0.13)	(0.10)	(0.16)	(0.26)	(0.10)	0.02	(0.14)

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

Item 9B. Other Information

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

JOHN R. DEWYZE. Mr. DeWyze is the Executive Vice President — Operations for Nature’s Sunshine Products and has served in this position since 1997. Mr. DeWyze received his B.S. in Chemistry in 1981 from Grand Valley State University and his M.B.A. in 1994 from the University of Southern Indiana.

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

LYNDA MARIE HAMMONS. Mrs. Hammons is the Vice President – Quality and Regulatory Affairs for Nature’s Sunshine Products. She has served in this capacity since June 2001. Mrs. Hammons received her B.S. in Chemistry and Microbiology from Bowling Green State University and her M.B.A. with an emphasis on Quality Management from the University of Cincinnati. Mrs. Hammons is also a Certified Quality Engineer, a Certified Quality Technician and a Certified Quality Auditor—American Society for Quality.

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

Salary. The base salary level of each executive officer is reviewed in the last quarter of each year, with any salary adjustments for the upcoming year to be effective on or about January 1 of that year. The Company targets base salaries to be in the range of 80% to 90% of market.  However, the Company may also consider the performance of the executive, contributions by the executive towards the Company’s mission/goals and tenure at the Company.  The Company believes that this component of compensation should provide a level of security and stability from year to year and not be dependent to any material extent on the Company’s financial performance.  The Compensation Committee approved a salary increase of 6% for our chief executive officer for 2007.  The salary level for Mr. Yates was increased 39% due to his appointment as President — International.  The salary levels for Mr. Bunker, Mr Halliday, and Mr. DeWyze increased approximately 14%, 10%, and 2%, respectively. These increases were to bring these executives’ salaries in-line with local market rates.  After examining the practices of companies with similar sales revenue in 2007, the Company found that, on average, our officers’ base salaries for 2007 were approximately 23% below the base salaries of officers at those companies.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2007:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($ )	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

Douglas Faggioli	2,000	—	—	8.80	4/1/2013
	25,000	—	—	12.65	2/26/2008
TOTAL	27,000	—	—

Stephen Bunker	—	20,000	—	11.85	3/14/2013
TOTAL	—	20,000	—

John DeWyze	16,300	—	—	12.25	2/23/2009
	250	—	—	8.13	1/3/2010
TOTAL	16,550	—	—

Greg Halliday	2,560	—	—	12.25	2/23/2009
	500	—	—	12.55	8/1/2011
	10,000	—	—	14.90	5/28/2010
	—	3,000	—	11.85	3/14/2013
TOTAL	13,060	3,000	—

Bryant Yates	—	15,000	—	11.85	3/14/2013
TOTAL	—	15,000	—

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

Item 15. Exhibits and Financial Statement Schedules

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

Nature’s Sunshine Products, Inc.

(Registrant)

Date: December 30, 2008	By:	/s/ Douglas Faggioli

Douglas Faggioli,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Kristine F. Hughes	Chair of the Board and Director	December 30, 2008
Kristine F. Hughes

/s/	Douglas Faggioli	President and Chief Executive Officer	December 30, 2008
Douglas Faggioli

/s/	Stephen M. Bunker	Vice President of Finance, Treasurer,	December 30, 2008
	Stephen M. Bunker	Chief Financial Officer, Chief Accounting Officer

/s/	Robert K. Bowen	Director	December 30, 2008
Robert K. Bowen

/s/	Larry A. Deppe	Director	December 30, 2008
Larry A. Deppe

/s/	Eugene L Hughes	Director	December 30, 2008
Eugene L Hughes

/s/	Pauline Hughes Francis	Director	December 30, 2008
Pauline Hughes Francis

NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year

Year ended December 31, 2007

Allowance for doubtful accounts receivable	$1,129	$(208)	$(508)	$259	$67	$739

Allowance for obsolete inventory	3,325	964	(1,563)	89	—	2,815

Tax valuation allowance	7,822	3,468	—	—	—	11,290

Year ended December 31, 2006

Allowance for doubtful accounts receivable	$1,984	$(441)	$(547)	$14	$119	$1,129

Allowance for obsolete inventory	4,641	736	(2,052)	—	—	3,325

Tax valuation allowance	5,297	2,525	—	—	—	7,822

Year ended December 31, 2005

Allowance for doubtful accounts receivable	$1,706	$460	$(333)	$7	$144	$1,984

Allowance for obsolete inventory	4,020	1,516	(895)	—	—	4,641

Tax valuation allowance	5,556	(259)	—	—	—	5,297

LIST OF EXHIBITS

Located At
Sequentially
Item No.	Exhibit	Numbered Page

3.1(1) -	Restated Articles of Incorporation
3.2(1) -	By-laws, as amended
10.1(1)*	Nature’s Sunshine Products, Inc. Tax Deferred Retirement Plan, restated March 1, 2008
10.2(1)*	Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan as restated effective January 1, 2008
10.3(1)*	Employment Agreement between the Registrant and Douglas Faggioli dated November 1, 1994
10.4(2)*	Employment Agreement between the Registrant and Stephen M. Bunker dated December 21, 2007
10.5(2)*	Employment Agreement between the Registrant and Bryant J. Yates dated December 21, 2007
10.6(1)*	Employment Agreement between the Registrant and John DeWyze dated September 20, 1999
10.7(1)*	Employment Agreement between the Registrant and Gregory R. Halliday dated June 1, 2001
10.8(1)* -	1995 Stock Option Plan, as amended
10.9(1)* -	Form of Stock Option Agreement (1995 Stock Option Plan)
14(1)	Nature’s Sunshine Products, Inc. Code of Conduct
21 -	List of Subsidiaries of Registrant	XX
23.1 -	Consent of Independent Registered Public Accounting Firm	XX
31.1 -	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended	XX
31.2 -	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended	XX
32.1 -	Certification pursuant to 18 U.S.C. § 1350	XX
32.2 -	Certification pursuant to 18 U.S.C. § 1350	XX

(1)                      Previously filed with the Commission on October 7, 2008 as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 and is incorporated herein by reference.

(2)                      Previously filed with the Commission as an exhibit to the Current Report on Form 8-K dated December 21, 2007 (filed December 31, 2007) and is incorporated herein by reference.

*                             Management contract or compensatory plan.