Form 10-Q
period 2008-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2008-12-31
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the transition period from                          to                         ..

Commission File Number:  0-8707

NATURE’S SUNSHINE PRODUCTS, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

75 East 1700 South Provo, Utah 84606
(Address of principal executive offices and zip code)

(801) 342-4300

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The number of shares of Common Stock, no par value, outstanding on November 30, 2008 was 15,510,159 shares.

When we refer in this Form 10-Q to the “Company,” “we,” “our,” and “us,” we mean Nature’s Sunshine Products, Inc., a Utah corporation, together with our subsidiaries.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2008

Part I.  Financial Information

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$46,452	$45,299
Accounts receivable, net of allowance for doubtful accounts of $1,485 and $739, respectively	7,334	7,450
Investments available for sale	4,158	4,755
Inventories, net	34,957	35,249
Deferred income tax assets	8,159	8,071
Prepaid expenses and other current assets	9,336	8,153
Total current assets	110,396	108,977

Property, plant and equipment, net	31,816	28,282
Investment securities	1,606	1,674
Restricted investments	2,075	2,075
Intangible assets	1,626	1,656
Deferred income tax assets	5,828	5,828
Other assets	16,941	16,846
	$170,288	$165,338

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$9,574	$7,009
Accrued volume incentives	18,036	15,922
Accrued liabilities	43,896	44,322
Deferred revenue	5,011	5,207
Income taxes payable	4,126	4,500
Total current liabilities	80,643	76,960
Liability related to unrecognized tax positions	26,427	25,888
Deferred compensation payable	1,606	1,674
Other liabilities	419	424
Total long-term liabilities	28,452	27,986

Shareholders’ Equity:
Common Stock, no par value; 20,000 shares authorized, 15,510 shares issued and outstanding as of March 31, 2008 and December 31, 2007	66,705	66,619
Retained earnings	7,895	9,112
Accumulated other comprehensive loss	(13,407)	(15,339)
Total shareholders’ equity	61,193	60,392
	$170,288	$165,338

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per-share information)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net Sales Revenue (net of the rebate portion of volume incentives of $11,192 and $11,056, respectively)	$98,557	$93,678
Cost and Expenses:
Cost of goods sold	19,217	18,520
Volume incentives	38,703	36,666
Selling, general and administrative	39,738	35,905
	97,658	91,091

Operating Income	899	2,587
Other (Expense) Income, Net	(359)	949
Income Before Provision for Income Taxes	540	3,536
Provision for Income Taxes	983	5,470
Net Loss	$(443)	$(1,934)

Basic Net Loss Per Common Share	$(0.03)	$(0.13)
Diluted Net Loss Per Common Share	$(0.03)	$(0.13)
Weighted Average Basic Common Shares Outstanding	15,510	15,451
Weighted Average Diluted Common Shares Outstanding	15,510	15,451

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(443)	$(1,934)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision of doubtful accounts	721	147
Depreciation and amortization	1,479	1,759
Share-based compensation expense	86	81
Tax benefit from stock option exercises	—	(244)
Gain on sale of property, plant and equipment	(2)	—
Deferred income taxes	(95)	(552)
Amortization of bond discount	10	13
Purchase of trading investment securities	(57)	(34)
Proceeds from sale of trading investment securities	37	31
Realized and unrealized losses (gains) on investments	120	(32)
Amortization of prepaid taxes related to gain on intercompany sales	314	368
Foreign exchange (gains) losses	(192)	159
Changes in assets and liabilities
Accounts receivable	(245)	255
Inventories	529	1,420
Prepaid expenses and other current assets	(781)	(1,745)
Other assets	(255)	(65)
Accounts payable	2,623	(379)
Accrued volume incentives	1,903	2,048
Accrued liabilities	(514)	8,144
Deferred revenue	(196)	(516)
Income taxes payable	(524)	559
Liability related to unrecognized tax positions	539	—
Deferred compensation payable	(68)	44
Net cash provided by operating activities	4,989	9,527
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,862)	(2,428)
Proceeds from sale of investments available for sale	531	261
Proceeds from sale of property, plant and equipment	14	21
Net cash used in investing activities	(4,317)	(2,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(776)	(776)
Proceeds from exercise of stock options	—	1,249
Tax benefit from stock option exercises	—	244
Net cash (used in) provided by financing activities	(776)	717
Effect of exchange rates on cash and cash equivalents	1,257	78
Net increase in cash and cash equivalents	1,153	8,176
Cash and cash equivalents at the beginning of the period	45,299	39,061
Cash and cash equivalents at end of the period	$46,452	$47,237
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$814	$4,118
Cash paid for interest	$1	$40

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

The Company markets its products in the United States, China, Hong Kong, Poland, South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Central America, Colombia, the Dominican Republic, Ecuador, Peru, the United Kingdom, Austria, Germany, the Netherlands, Israel, Taiwan, Thailand, Singapore, Indonesia, Malaysia, the Philippines, Australia, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, and Belarus. The Company also exports its products to several other countries, including Argentina, Australia, Chile, New Zealand, and Norway.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2008.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10K/A for the year ended December 31, 2007.

(2)                     Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw Materials	$8,189	$8,175
Work in Progress	743	912
Finished Goods	26,025	26,162
Total	$34,957	$35,249

(3)                     Net Loss Per Share

Basic net loss per common share or “Basic EPS” is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share “Diluted EPS” reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of common stock equivalents that would have an anti-dilutive effect on net loss per common share.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2008 and 2007.

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2008
Basic EPS	$(443)	15,510	$(0.03)
Effect of stock options	—	—	—
Diluted EPS	$(443)	15,510	$(0.03)

Three Months Ended March 31, 2007
Basic EPS	$(1,934)	15,451	$(0.13)
Effect of stock options	—	—	—
diluted EPS	$(1,934)	15,451	$(0.13)

For the three months ended March 31, 2008 and 2007, as a result of the Company’s net loss for each period, there were no options outstanding to purchase shares of common stock included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(4)                     Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, for the three-month periods ended March 31, 2008 and 2007, respectively, are as follows:

	Three Months Ended March 31,
	2008	2007
Net loss	$(443)	$(1,934)

Foreign currency translation gain	2,003	103
Net unrealized (losses) gains on investment securities	(71)	14
Total comprehensive income (loss)	$1,489	$(1,817)

(5)                     Share-based Compensation

Share-based compensation expense from nonqualified stock options for the three-month periods ended March 31, 2008 and 2007 was approximately $86 and $81, respectively; the related tax benefit was approximately $33 and $31, respectively.  As of March 31, 2008, there was no unrecognized share based compensation related to issued qualified or non-qualified employee stock options.

Stock option activity for the three-months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2007	307	$12.01
Granted	—	—
Forfeited or canceled	(25)	12.65
Exercised	—	—
Options outstanding at March 31, 2008	282	$11.95

Exercisable at March 31, 2008	282	$11.95

The Company issued 140 non-qualified stock options outside the stock plan during the three months ended March 31, 2007, with a weighted average grant date fair value of $3.85 per share. No options were granted during the three-month period ended March 31, 2008.

For the three months ended March 31, 2007, the Company issued 162 shares of common stock upon the exercise of stock options at an average price of $11.85.  The aggregate intrinsic values on the dates of exercise of options exercised during the three-month period ended March 31, 2007 was $623. No options were exercised during the three-month period ended March 31, 2008. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 was $38.

(6)                     Segment Information

The Company has three operating business segments. These operating segments are components of the Company for which separate information is available and evaluated regularly in deciding how to allocate resources and in assessing performance.

The Company has two operating business segments based on geographic operations that include a United States segment and an international segment that operate under the Nature’s Sunshine Products name. The Company’s third operating business segment is Synergy Worldwide, which offers products with formulations different from those of the Nature’s Sunshine Products offerings. In addition, Synergy Worldwide marketing and Distributor compensation plans are substantially different from those of Nature’s Sunshine Products. Sales revenues for each segment have been reduced by any intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief operating decision maker. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

Operating segment information is as follows:

	Three Months Ended March 31,
	2008	2007
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$38,926	$39,547
International	45,409	35,863
	84,335	75,410
Synergy Worldwide:	14,222	18,268
Total net sales revenues	98,557	93,678

Operating Expenses:
Nature’s Sunshine Products:
United States	40,092	40,339
International	41,596	31,420
	81,688	71,759
Synergy Worldwide:	15,970	19,332
Total operating expenses	97,658	91,091

Operating (Loss) Income:
Nature’s Sunshine Products:
United States	(1,166)	(792)
International	3,813	4,443
	2,647	3,651
Synergy Worldwide:	(1,748)	(1,064)
	899	2,587

Other (Expense) Income, Net	(359)	949
Income Before Provision for Income Taxes	$540	$3,536

From an individual country perspective, only the United States, Japan, Russia and Ukraine comprise approximately 10 percent or more of consolidated net sales revenue for any of the three-month periods ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,
	2008	2007
Sales Revenue:
United States	$39,270	$41,457
Japan	10,006	11,410
Russia	11,446	7,718
Ukraine	9,895	6,597
Other	27,940	26,496
Total Sales Revenue	$98,557	$93,678

Segment long-lived assets as of March 31, 2008 and December 31, 2007, are as follows:

	March 31, 2008	December 31, 2007
Long-Lived Assets:
United States	$24,364	$25,022
Venezuela	4,577	377
Other	4,501	4,539
Total Long-Lived Assets	$33,442	$29,938

(7)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur.  For the three months ended March 31, 2008 and 2007, the Company’s provision for income taxes, as a percentage of income before income taxes, is 182 percent and 155 percent, respectively, compared with a US federal statutory rate of 35 percent.  The differences between the effective rate and the federal statutory rate are primarily attributed to increases in tax liabilities associated with uncertain tax positions and increases in valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is currently being recognized.  With the Company’s low pretax income amounts, tax amounts recorded related to the uncertain tax positions, valuation allowances, and other permanent tax items have a significant impact to the effective tax rate.

The increase in the Company’s effective tax rate in the first quarter of 2008 compared to the corresponding period in 2007 is primarily related to a decrease in the pretax income balance in 2008 where similar tax expense items, including uncertain tax positions and valuation allowances, have a larger impact to the effective rate.

As of March 31, 2008, the Company had accrued $16.3 million (net of $10.1 million of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $15.8 million (net of $10.1 million of other assets related to competent authority and royalty benefits) as of December 31, 2007.  This net increase is primarily attributed to additional liabilities recorded related to commission payment withholdings in foreign jurisdictions and transfer pricing.

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

(8)                     Commitments and Contingencies

The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and to the Company’s direct selling system. The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determinations that either the Company or the Company’s Distributors are not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company’s operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations, or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position or results of operations or cash flows.

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

SEC Section 12(j) Proceeding

On July 12, 2007, the Company announced that the SEC had instituted administrative proceedings pursuant to Section 12(j). On November 8, 2007, an administrative law judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock. Shortly thereafter, the Company filed a petition for review with the SEC. On December 5, 2007, the SEC granted our petition for review. The SEC had scheduled oral argument regarding the Company’s petition on October 1, 2008. The SEC has now rescheduled the oral argument for for January 7, 2009. The Company cannot predict the outcome of such review at this time. The Initial Decision of the administrative law judge will not become effective pending the review. The Company cannot presently predict what, if any, impact the SEC’s ultimate determination may have on our financial statements or the materiality of such impact, if any. If a final order is issued by the SEC revoking the registration of our common stock, broker-dealers would not be permitted to effect transactions in shares of our common stock until the Company files a new registration with the SEC under the Exchange Act and that registration is made effective.

Non-Income Tax Contingencies

The Company has reserved for certain state sales/use tax and other non income tax contingencies based on the likelihood of an obligation in accordance with SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.  The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to uncertain positions for non-income tax matters.  The Company also provides provisions for state sales taxes in each of the states where the Company has potential nexus. As of March 31, 2008 and December 31, 2007, accrued liabilities includes $17,242 and $14,393, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition of the Company.

(9)                     Fair Value

On January 1, 2008, the Company adopted the effective portions of Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements”.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, which provides a one year deferral of the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Therefore, the Company adopted the provisions of SFAS No. 157 with respect to only financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value.  This statement does not require any new fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants at the measurement date. On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents, available-for-sale securities, restricted investments and investment securities. The adoption of this statement did not have a material impact on the consolidated financial statements for the first quarter of Fiscal 2008.

As a basis for categorizing these inputs, SFAS 157 establishes the following hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:

Level 1:  Inputs based upon quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2:  Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Inputs that are management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instruments valuation.

The following table presents the Company’s hierarchy for its asset and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$1,109	$3,049	$—	$4,158
Investment securities	1,606	—	—	1,606
Restricted investments	—	—	2,075	2,075
Total assets measured at fair value on a recurring basis.	$2,715	$3,049	$2,075	$7,839

Investments available for sale – The majority of the Company’s investment portfolio consist of various fixed income securities such as U.S government and state and municipal bonds, mutual funds, and equity securities.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities, U.S. government treasuries, and various mutual funds.  The Level 2 securities include investments in state and municipal bonds, as well as various mutual funds whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Investment securities –  The majority of the Company’s trading portfolio consists of various mutual funds that are using quoted prices in active markets.

Restricted investments  –  The Company’s restricted investments include auction rate security preferred investments (ARS) that have failed at auction during the first quarter of 2008.  Despite the underlying long-term contractual maturity of ARS, there was historically a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of current negative liquidity and uncertainty in financial credit markets, the Company experienced “failed” auctions associated with our ARS.  In the case of a failed auction, the ARS become illiquid investments (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.  At March 31, 2008, restricted investments included $2,075 in ARS which experienced remarketing failures and are included in long-term assets.

The ARS consist primarily of AAA securities.  In determining the fair value of the Company’s restricted investments at March 31, 2008, the Company has taken into consideration fair values determined by the financial institutions, current credit rating of the underlying securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and its current liquidity position.  The Company believes the remaining ARS will ultimately be liquidated at or near our current carrying value.  In December 2008, the Company received an offer from a registered broker dealer to redeem these securities at par in 2009.

The following table shows a reconciliation of the beginning and ending fair value measurements using significant unobservable inputs for the three months ended March 31, 2008:

Total
Balance at January 1, 2008	$2,075
Net unrealized gains included in earnings	—
Issuance and settlements	—
Purchases	—
Balance at March 31, 2008	$2,075

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Form 10-Q, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10K/A for the year ended December 31, 2007, and our other filings, including Current Reports on Form 8-K, that have been filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

COMPANY OVERVIEW

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

We market our products in the United States, Mexico, Central America, Canada, Venezuela, the Dominican Republic, Japan, Ecuador, the United Kingdom, Colombia, Peru, Israel, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, Belarus, China, Poland, and Brazil. We also export our products to several other countries, including Argentina, Australia, Chile, New Zealand, and Norway.

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

During the first quarter of 2008, we experienced healthy net sales revenue growth overseas in our Nature’s Sunshine Products International business segment of approximately 27 percent compared to the same period in the prior year, while our domestic business segment sales decreased slightly and our Synergy Worldwide business segment experienced a decline in net sales revenue of approximately 22 percent due primarily to the loss of several key distributor networks. Over the same period, our cost of goods sold decreased slightly as a percentage of net sales revenue primarily as a result of decreased importation costs in some of our foreign markets while our volume incentives increased slightly as a percentage of sales due to increased commission rates in some of our foreign markets as they continue to develop.  Our selling, general and administrative expenses increased somewhat, primarily as a result of costs associated with increased spending in our Russian and other foreign markets as we continue to see growth, as well as costs related to entry into new markets.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2008 and 2007.

	2008		2007		Change from 2008 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales revenue	$98,557	100.0%	$93,678	100.0%	$4,879	5.2%

Cost of goods sold	19,217	19.5	18,520	19.8	697	3.8
Volume incentives	38,703	39.3	36,666	39.1	2,037	5.6
SG&A expenses	39,738	40.3	35,905	38.3	3,833	10.7
Total operating expenses	97,658	99.1	91,091	97.2	6,567	7.2

Operating income	899	0.9	2,587	2.8	(1,688)	(65.2)

Other (expense) income, net	(359)	(0.4)	949	1.0	(1,308)	(137.8)

Income before provision for income taxes	540	0.5	3,536	3.8	(2,996)	(84.7)
Provision for income taxes	983	1.0	5,470	5.8	(4,487)	(82.0)
Net loss	$(443)	(0.5)%	$(1,934)	(2.0)%	$1,491	77.1%

Net Sales Revenue

Net sales revenue for the three months ended March 31, 2008 was $98.6 million compared to $93.7 million for the same period in the prior year, an increase of approximately 5.2 percent. The increase in net sales revenue for the three months ended March 31, 2008 reflects higher net sales in the Company’s international business segment.

Net sales revenue in our United States operation for the three months ended March 31, 2008, was $38.9 million compared to $39.5 million, a decrease of 1.6 percent, compared to the same period in the prior year. The decrease in sales in the United States is primarily related to a nominal price increase offset by a decrease in active Distributors and Managers during the three months ended March 31, 2008 from the same period in the prior year.

Our international operations reported net sales revenue of $45.4 million for the three months ended March 31, 2008, compared to $35.9 million, an increase of approximately 26.6 percent compared to the same period in the prior year. First quarter performances were particularly strong in Russia, Ukraine, Venezuela, and Japan.  The increase in net sales revenue reflects the continued increase in Distributors and Managers in the Company’s international operations as well as the foreign currency exchange rate fluctuations which positively impacted revenues for the three month period ended by $1.5 million or 4.1% compared to the prior year period.

Net sales revenue in Synergy Worldwide was $14.2 million for the three months ended March 31, 2008, compared to $18.3 million for the same period of the prior year, a decrease of 22.1 percent, due to the loss of key distributor networks as the result of increased competition in the United States and Japanese markets.   This decrease is partially offset by foreign currency exchange rate fluctuations that contributed $0.9 million for the three months ended March 31, 2008 compared to the prior year period.

We distribute our products to customers through an independent sales force comprised of Distributors and Managers.  Active Managers totaled approximately 23,200 and 26,700 at March 31, 2008 and 2007, respectively. Active Distributors totaled approximately 730,200 and 695,100, at March 31, 2008 and 2007, respectively.

Further information related to the Nature’s Sunshine Products United States and International segments and the Synergy Worldwide business segment is set forth in Note 6 to the Unaudited Consolidated Financial Statements in Item 1 of this Report.

Cost of Goods Sold

For the three months ended March 31, 2008, cost of goods sold, as a percent of net sales revenue, decreased to 19.5 percent of net sales revenue compared to 19.8 percent for the same period in the prior year as a result of decreased importation costs in some of our foreign markets.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume incentives as a percent of net sales revenue increased slightly during the three months ended March 31, 2008 as compared to the same period in 2007, primarily as a result of the increased volume incentives in our Russian and Eastern European markets as a percentage of net sales as they continue to mature.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2008, increased $3.8 million, or 10.7 percent, compared to the same period of the prior year.  Selling, general and administrative expenses as a percent of net sales revenue were 40.3 percent compared to 38.3 percent for the same period in the prior year. The increases were primarily as a result of increased spending in our Russian and Eastern European markets for infrastructure to support our continued growth of approximately $1.4 million and cost for entering new markets in China and Europe of approximately $0.7 million.  Foreign currency fluctuations negatively impacted general and administrative expenses by approximately $0.9 million.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended March 31, 2008, decreased $1.3 million, or 137.8 percent, compared to the same period of the prior year primarily due to foreign exchange losses in certain markets.

Provision for Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur.  For the three months ended March 31, 2008 and 2007, the Company’s provision for income taxes, as a percentage of income before income taxes, is 182 percent and 155 percent, respectively, compared with a US federal statutory rate of 35 percent.  The differences between the effective rate and the federal statutory rate are primarily attributed to increases in tax liabilities associated with uncertain tax positions and increases in valuation allowances primarily related to foreign suabsidiary net losses for which no tax benefit is currently being recognized.  With the Company’s low pretax income amounts, tax amounts recorded related to the uncertain tax positions, valuation allowances, and other permanent tax items have a significant impact to the effective tax rate.

The increase in the Company’s effective tax rate in the first quarter of 2008 compared to the corresponding period in 2007 is primarily related to a decrease in the pretax income balance in 2008 where similar tax expense items, including uncertain tax positions and valuation allowances, have a larger impact to the effective rate.

As of March 31, 2008, the Company had accrued $16.3 million (net of $10.1 million of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $15.8 million (net of $10.1 million of other assets related to competent authority and royalty benefits) as of December 31, 2007.  This net increase is primarily attributed to additional liabilities recorded related to commission payment withholdings in foreign jurisdictions and transfer pricing.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, capital assets, inventory purchases, the funding of international expansion, and the payment of quarterly dividends. As of March 31, 2008, working capital was $29.8 million compared to $32.0 million as of December 31, 2007. At March 31, 2008, we had $46.4 million in cash and cash equivalents, and $4.2 million of short-term investments, which are available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

For the three months ended March 31, 2008, we generated $5.0 million of operating cash flow compared to $9.5 million for the same period in 2007.  The decrease in cash generated from operating cash flows is primarily due to a decrease of $8.7 related to changes in accrued liabilities, and is also impacted by the timing of cash payments related to fluctuations in other operating assets and liabilities.

Capital expenditures for the first three months of 2008 were $4.9 million, of which $4.0 million is related to the purchase of a warehouse in Venezuela, with cash balances from Venezuela compared to $2.4 million for capital expenditures for equipment, computer systems and software, for the same period in the prior year

We also had cash proceeds of $0.5 million compared to $0.3 million from the sale of investments available for sale during the three months ended March 31, 2008 and 2007, respectively.  We used cash to pay quarterly dividends of $0.8 million for the three months ended March 31, 2008 as well as the same period in 2007.

Cash flows from investing activity for the three months ended March 31, 2007 also included $1.2 million of cash proceeds from the exercise of stock options, as well as $0.2 million from the related tax benefit.  There were no stock options exercised during the same period in 2008.

We believe that working capital requirements can be met for the foreseeable future through our available cash and cash equivalents, cash generated from operating activities for the foreseeable future; however, a prolonged economic downturn or a decrease in the demand for our products could adversely affect our long-term liquidity.  In the event of a significant decrease in cash provided by operating activities, it might be necessary for us to obtain additional external sources of funding.

We do not currently maintain a long-term credit facility or any other external sources of long-term funding; however, we believe that such funding could be obtained on competitive terms in the event additional sources of funding become necessary.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report of Form 10K/A for the year ended December 31, 2007. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of March 31, 2008 and December 31, 2007, the Company did not consider any of its long-lived assets to be impaired.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation, income tax or non-income tax contingencies and when the loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially impact our results of operations in the period of adjustment.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), income tax positions must meet a more-likely-than-not recognition threshold to be recognized. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which became effective for the Company on January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies to assets and liabilities that are required to be recorded at fair value under other accounting standards. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157”, which delays the Company’s January 1, 2008, effective date of FSP No. 157-2 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually) until January 1, 2009. We adopted the effective parts of SFAS No. 157 on January 1, 2008, and that adoption did not have a material effect on our consolidated financial statements.  See Note 9, Fair Value, for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Although this statement is voluntary, it is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008, and the adoption of the standard did not have a material effect on our consolidated financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS No. 160 recharacterizes minority interest as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS No. 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interest. The Company is currently evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements, but does not expect SFAS to have a material impact on our consolidated results of operations or financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133 (“SFAS No. 161”).  This SFAS requires enhanced disclosures regarding derivatives and hedging activities, including:  (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on a entity’s financial position, financial performance, and cash flows.  SFAS No 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As SFAS No. 161 relates specifically to disclosures, the Standard will have no impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  This SFAS identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  This SFAS is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from auditing standards.  SFAS No. 162 is not expected to have an impact on our financial condition, results of operations, or cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies, which the Company evaluates and adopts as of the specified effective date.  Unless otherwise discussed, the Company believes recently issued standards and pronouncements that are not yet effective will not have a material impact upon its financial condition, results of operations, or cash flows upon adoption.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may contain “forward-looking statements”.  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act.  All statements other than statements of historical fact are forward-looking statements.  Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements includes, among others, the following:

•                  our relationship with and our ability to influence the actions of our independent Distributors and Managers;

•                  our ability to attract and retain a sufficient number of independent Distributors and Managers;

•                  changes in laws and regulations regarding network marketing that may prohibit or restrict our ability to sell our products in new or existing markets;

•                  our products and manufacturing activities are subject to extensive government regulations and restrictions;

•                  general economic conditions;

•                  an economic slowdown in the markets in which we do business could reduce consumer demand for our products;

•                  currency and exchange rates fluctuations could lower our revenue and net income;

•                  the availability and integrity of raw materials could be compromised;

•                  geopolitical issues and conflicts could adversely affect our business;

•                  our business is subject to the effects of adverse publicity and negative public perception;

•                  changes in taxation and transfer pricing affect our operations;

•                  our business is subject to intellectual property risks;

•                  product and liability claims could harm our business;

•                  changing consumer preferences and demands;

•                  inventory obsolescence due to finite shelf lives and changing product demand;

•                  product concentration;

•                  system failures could harm our business;

•                  changes in key management;

•                  and the competitive nature of our business.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in our Annual Report on Form 10K/A for the fiscal year ended December 31, 2007.

Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents.  We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct our business in several countries and intend to continue to expand our foreign operations.  Net sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where we have operations, as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment.

Foreign Currency Risk

During the three months ended March 31, 2008, approximately 60.2 percent of our net sales revenue and approximately 60.7 percent of our operating expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a 1:1 relationship with the U.S. dollar.  All revenues and expenses are translated at average exchange rates for the periods reported.  Therefore, our operating results generally will be positively impacted by a weakening of the U.S. dollar a result of another fluctuating currency and will be negatively impacted by a strengthening of the U.S. dollar as a result of another fluctuating currency.  Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks.  Our exposure to local currency/functional currency exchange rate risk is not significant. Changes in various currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our Management’s Discussion and Analysis included in Item 2 of this Report on Form 10-Q.

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

Exchange Rate Sensitivity of Operating Income (dollar amounts in thousands)

	For the three months ended March 31, 2008	With Strengthening of U.S. Dollar by:
		10%		15%		25%
		Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
Net sales revenue	$98,557	$(3,112)	(3.2)%	$(4,473)	(4.5)%	$(6,859)	(7.0)%

Cost and Expenses
Cost of goods sold	19,217	(526)	(2.7)%	(755)	(3.9)%	(1,158)	(6.0)%
Volume incentives	38,703	(1,223)	(3.2)%	(1,754)	(4.5)%	(2,690)	(7.0)%
Selling, general and administrative	39,738	(1,207)	(3.0)%	(1,732)	(4.4)%	(2,656)	(6.7)%

Operating income	$899	$(156)	(17.3)%	$(232)	(25.8)%	$(355)	(39.5)%

The following table sets forth a composite sensitivity analysis of our assets and liabilities by balance sheet line items that are subject to exchange rate risk, together with the total gain or loss from the strengthening of the U.S. dollar a result of our various fluctuating functional currencies. The sensitivity of our assets and liabilities, taken by balance sheet line items, was somewhat less than the sensitivity of our operating income to increases in the strength of the U.S. dollar as a result of other fluctuating currencies in which we conduct business.

Exchange Rate Sensitivity of Balance Sheet (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
	As of March 31, 2008	Gain (Loss) ($)	Gain (Loss) (%)	Gain (Loss) ($)	Gain (Loss) (%)	Gain (Loss) ($)	Gain (Loss) (%)

Current Assets subject to Exchange Rate Risk
Cash and cash equivalents	$46,452	$(3,374)	(7.3)%	$(4,841)	(10.4)%	$(7,423)	(16.0)%
Accounts receivable, net	7,334	(528)	(7.2)%	(758)	(10.3)%	(1,162)	(15.8)%

Current Liabilities subject to Exchange Rate Risk
Accounts payable	$9,574	$319	3.3%	$458	4.8%	$702	7.3%
Total Loss from Strengthening of U.S. Dollar		$(3,583)		$(5,141)		$(7,883)

The following table sets forth the local currencies other than the U.S. dollar in which our assets and liabilities that are subject to exchange rate risk were denominated as of March 31, 2008 and exceeded $1 million upon translation into U.S. dollars.  We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency (dollar amounts in thousands)

Cash and Cash Equivalents	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of March 31, 2008
Canada (Dollar)	$4,181	1.03
Colombia (Peso)	2,130	1,830.50
Japan (Yen)	10,015	99.69
Mexico (Peso)	5,217	10.64
Venezuela (Bolivar)	3,137	2.14
Other	12,433	Varies
Total	$37,113

Accounts Receivable
Japan (Yen)	$2,023	99.69
Peru (Peso)	1,273	2.75
Other	2,513	Varies
Total	$5,809

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

Three months ended March 31,	2008	2007
Canada (Dollar)	1.01	1.17
Japan (Yen)	105.10	117.30
Mexico (Peso)	10.80	11.11
Venezuela (Bolivar)	2.14	2.14

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar if they are considered material to the consolidated financial statements. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. There were no countries considered to have a highly inflationary economy during 2007 or the three months ended March 31, 2008.

As of March 31, 2008, the Company had approximately $3.1 million of cash denominated in Venezuelan bolivars.  Currency restrictions enacted by the government of Venezuela have had a negative impact on the ability of our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company.  Our Venezuelan subsidiary continues to expect to convert its bolivars into U.S. dollars at the official exchange rate to pay for imported products or repatriate dividends.  As a result, we continue to use the official exchange rate to translate the financial statements of our Venezuelan subsidiary into U.S. dollars.  Unless the official exchange rate is made more readily available, however, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of marketable securities. On March 31, 2008, we had investments of $4.2 million, of which $3.0 million were municipal obligations, which carry an average fixed interest rate of 5.0 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations. A portion of our long-term investments are auction rate securities. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

Item 4.       DISCLOSURE CONTROLS AND PROCEDURES

Overview

Management identified certain material weaknesses which are described in our annual report on Form 10K/A for the year ended December 31, 2007.  During 2008 and through the date of this filing, management has been focused on remediating these material weaknesses.  This overview discusses management’s evaluation of our disclosure controls and procedures as of March 31, 2008, June 30, 2008 and September 30, 2008.  In addition, this item provides a summary of the status of each of the previously identified material weaknesses, followed by a discussion of management’s evaluation of disclosure controls and procedures, and management’s efforts to remediate the material weaknesses, as set forth in the table below.

As shown below, the six material weaknesses reported as of December 31, 2007 remain material weaknesses as of March 31, 2008, June 30, 2008 and September 30, 2008, for which management continues to remediate.

Material Weakness Reported		Status as of	Status as of	Status as of
as of December 31, 2007		March 31, 2008	June 30, 2008	September 30, 2008
1.	Maintenance of Risk Assessment Programs	Remediation in process	Remediation in process	Remediation in process
2.	Application of GAAP	Remediation in process	Remediation in process	Remediation in process
3.	Accounting for Income Taxes	Remediation in process	Remediation in process	Remediation in process
4.	Financial Reporting Process	Remediation in process	Remediation in process	Remediation in process
5.	Monitoring of Service Provider	Remediation in process	Remediation in process	Remediation in process
6.	Information Technology:	Remediation in process	Remediation in process	Remediation in process
Access Control
Change Management
Spreadsheets

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

In connection with the preparation of this report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, June 30, 2008 and September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008, June 30, 2008 and September 30, 2008, as a result of the existence of material weaknesses in our internal control over financial reporting.

Since December 31, 2007, we have made significant progress in improving our disclosure controls and procedures. We have taken, and are taking, the actions described below under “Remediation Actions Relating to Remaining Material Weaknesses” in our internal control over financial reporting.

We continue to strive to improve our processes to enable us to provide complete and accurate public disclosure on a timely basis. Management believes that we will not be able to conclude that our disclosure controls and procedures are effective until the material weaknesses have been fully remediated and we are able to file required reports with the SEC on a timely basis.

To address the material weaknesses reported in our 2007 Form 10K/A, management performed additional analyses and other post-closing procedures designed to ensure that our consolidated interim financial statements were prepared in accordance with GAAP. These procedures included documentation and testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. As a result, management believes that the consolidated interim financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented.

Changes In Internal Control Over Financial Reporting

Overview

Management with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the period from January 1, 2008 through September 30, 2008 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on management’s assessment, significant changes were implemented and tested during the period from January 1, 2008 through September 30, 2008 to continue the remediation of our material weaknesses in internal control over financial reporting.

Management believes the measures that we have implemented during 2008 to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting since December 31, 2007. Changes in our internal control over financial reporting from January 1, 2008 through September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Actions Relating to Remaining Material Weaknesses

The discussion below describes the actions that management has taken during 2008 and is in the process of taking to remediate our remaining material weaknesses in internal control over financial reporting.

Description of Material Weakness as of December 31, 2007

Maintenance of Risk Assessment Programs – We did not maintain an adequate risk oversight function to evaluate and report on risks to financial reporting throughout the organization, including completion of a comprehensive, worldwide risk assessment to identify all potential risk areas and evaluate the adequacy of controls to mitigate identified risks.

Description of 2008 Remediation Actions

Management has, in conjunction with the assessment of internal controls for 2008, identified key financial reporting risks and has evaluated the adequacy of the internal control procedures to address the identified risks.  This included the completion of a comprehensive, worldwide entity level control questionnaires and fraud risk assessments in 2008 by senior management, the Company’s General Counsel and the Manager of Internal Audit. This has provided enhanced assistance to the Audit Committee in monitoring identified risks and in establishing more robust internal audit plans. In addition, management is continuing to provide compliance training, including on-line compliance training in various languages, throughout its worldwide organization.

Description of Material Weakness as of December 31, 2007

Application of GAAP — The Company did not maintain effective internal controls relating to the application of generally accepted accounting principles, including revenue recognition for certain items, the proper recording of certain accruals and contingencies, and the proper classification of certain balance sheet and income statement accounts.

Description of 2008 Remediation Actions

We have implemented procedures to address revenue recognition issues.  With respect to other non-income tax accruals and contingencies, in 2008 our management performed an analysis with the assistance of outside legal counsel to assess and estimate the exposure related to such positions. To address income statement and balance sheet classification issues, we have enhanced our close processes and procedures as described in the financial reporting process remediation activities below.

We have also increased the training of international subsidiary controllers to provide for consistent communication of our policies and procedures over financial reporting and internal control over financial reporting.

Description of Material Weakness as of December 31, 2007

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

Description of 2008 Remediation Actions

In late 2008, we hired a second Tax Director and during 2008 have utilized various outsourced service providers for tax consulting services to assist in our accounting for income taxes. We continue to evaluate our tax process and tax resource requirements. In 2007 and 2008, we performed a comprehensive review of our foreign statutory tax filings, and have assessed the impact of the delinquent filings and the process that we need to complete these filings. In addition, in 2007 and 2008 our management performed an analysis with the assistance of outside legal counsel to assess, estimate, and record the exposure related to our uncertain tax positions in accordance with generally accepted accounting principles. We continue to evaluate the adequacy of our tax resources.

Description of Material Weakness as of December 31, 2007

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

Description of 2008 Remediation Actions

During 2007 and 2008, we redesigned and implemented improved procedures to provide for enhanced retention of documentation to support sub-ledger and account reconciliations. We are continuing to evaluate the reconciliation process related to clearing accounts and controls over journal entries. During 2008, we enhanced monthly close procedures to include completion of a formal monthly close checklist, recurring journal entry checklist, variance analysis of financial statement fluctuations, enhanced budget to actual reviews, and review and approval of all accrued liability accounts. In 2008, we hired a Financial Reporting Manager, who brings additional knowledge of GAAP and financial reporting practices. In addition, the Company has added a disclosure committee and enhanced our procedures to provide for additional management review of financial statements and disclosures.

We believe that we will not have fully remediated this material weakness until we are able to file required reports with the SEC on a timely basis.  We have filed our Annual Reports on Form 10K/A for the years ended December 31, 2006 and 2007 and with this filing we have filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

Description of Material Weakness as of December 31, 2007

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

Description of 2008 Remediation Actions

During 2008, we redesigned our procedures to more effectively monitor the service provider responsible for the management of the operations of one of our foreign locations. In particular, we are improving our monitoring process to ensure that the commissions expense recalculations and other reconciliations processes (based on information reported by the outside service provider) are performed on a regular basis, documented and reviewed. In addition, in conjunction with our 2008 assessment of internal controls, our Manager of Internal Audit and our out-sourced internal auditor performed two site visits to the foreign location to observe the facility, interview on site employees of the service provider, and evaluate the internal control procedures of the service provider.  These visits included enhanced procedures to ensure controls pertaining to the commissions are accurate, and increased monitoring of other critical business processes performed by the service provider, such as product registration, product shipment and operating expenses.   Additional future visits to the location will be conducted as part of internal audit’s overall plan.

Description of Material Weakness as of December 31, 2007

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

Description of 2008 Remediation Actions

Access Control – Management performed a broad and detailed analysis of user access to the applications we have determined to have a material impact on our financial reporting for our domestic locations.  We have implemented formal training of managers and others who grant and approve access to these data programs.  In addition, the Company is providing better data program descriptions and other tools to those managers and employees that approve user access to assist in their understanding if the access of their subordinates violates segregation of duties or access controls.

Change Management – During 2008, management continued implementation of enhanced procedures to control changes to the production environment, and we continue to evaluate additional measures to ensure that adequate documentation is retained. In addition, during 2007 and 2008, management redesigned job descriptions within the change control process of certain of the Company’s application systems to improve segregation of duties, including removing the ability of the Information Technology Director to perform code changes and increasing his responsibilities to conduct code review. In addition, an additional developer’s job responsibilities were changed to assist in reviewing code before it is placed into production, including code changes regarding financial reports.   Procedures are being implemented to ensure that data changes are adequately tested for accuracy and appropriate implementation.

Spreadsheets – During 2007 and 2008, management has designed and implemented procedures to inventory, assess the risk of, and rank our critical financial reporting spreadsheets for locations that have a material impact on our financial reporting. In conjunction with the assessment of internal controls for 2008, management performed detailed testing at locations that have a material impact on our financial reporting around security and change management for spreadsheets. Management intends to further enhance the design of our controls over spreadsheets by establishing procedures for benchmarking critical spreadsheets to ensure that formulas are appropriate and protected, and that the logic and design of the spreadsheets is appropriate and consistent. Management is also implementing enhanced review procedures and we will extend any or all of our enhanced procedures to additional international locations as considered necessary.

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

PART II OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

Please refer Note 8 of this Quarterly Report on Form 10-Q, as well as our recent SEC filings, including our Annual Report on Form 10K/A for the 2007 fiscal year and subsequent Quarterly Reports on Forms 10-Q for information regarding the status of certain legal proceedings that have been previously issued.

Item 1A.      RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10K/A for the year ended December 31, 2007, which could materially affect our business or our consolidated financial statements, results of operations, and cash flows.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.         OTHER INFORMATION

Board Compensation

The Board of Directors annually adopts a compensation policy for non-employee directors, which sets out fees and other compensation payable to non-employee directors of our Company.  The Non-Employee Director Compensation Policy for 2008, which was adopted December 7, 2007, is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.          EXHIBITS

a)     Exhibits -

10.1               Non-Employee Director Compensation Policy

31.1               Certification of Chief Executive Officer under SEC Rule 13a – 14(a)/15d – 14(a) promulgated under the Securities Exchange Act of 1934

31.2               Certificate of Chief Financial Officer under SEC Rule 13a – 14(a)/15d – 14(a) promulgated under the Securities Exchange Act of 1934

32.1               Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2               Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: December 30, 2008	/s/ Douglas Faggioli
Douglas Faggioli, President and Chief Executive Officer

Date: December 30, 2008	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial
Officer and Treasurer