Form 10-Q
period 2008-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2008-12-31
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

For the Quarter Ended June 30, 2008

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$46,181	$45,299
Accounts receivable, net of allowance for doubtful accounts of $1,543 and $739, respectively	6,380	7,450
Investments available for sale	4,287	4,755
Inventories, net	36,737	35,249
Deferred income tax assets	8,462	8,071
Prepaid expenses and other current assets	10,443	8,153
Total current assets	112,490	108,977

Property, plant and equipment, net	31,167	28,282
Investment securities	1,629	1,674
Restricted investments	2,050	2,075
Intangible assets	1,597	1,656
Deferred income tax assets	5,828	5,828
Other assets	17,218	16,846
	$171,979	$165,338

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,918	$7,009
Accrued volume incentives	17,527	15,922
Accrued liabilities	45,773	44,322
Deferred revenue	4,640	5,207
Income taxes payable	8,295	4,500
Total current liabilities	85,153	76,960
Liability related to unrecognized tax positions	26,540	25,888
Deferred compensation payable	1,629	1,674
Other liabilities	456	424
Total long-term liabilities	28,625	27,986
Shareholders’ Equity:
Common Stock, no par value; 20,000 shares authorized, 15,510 shares issued and outstanding as of June 30, 2008 and December 31, 2007	66,705	66,619
Retained earnings	6,418	9,112
Accumulated other comprehensive loss	(14,922)	(15,339)
Total shareholders’ equity	58,201	60,392
	$171,979	$165,338

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per-share information)

(Unaudited)

	Three Months Ended June 30,
	2008	2007

Net Sales Revenue (net of the rebate portion of volume incentives of $11,266 and $10,963, respectively)	$97,879	$90,536
Cost and Expenses:
Cost of goods sold	16,796	15,939
Volume incentives	38,425	35,734
Selling, general and administrative	39,280	35,221
	94,501	86,894

Operating Income	3,378	3,642
Other Income, Net	312	160

Income Before Provision for Income Taxes	3,690	3,802
Provision for Income Taxes	4,391	6,242
Net Loss	$(701)	$(2,440)

Basic Net Loss Per Common Share	$(0.05)	$(0.16)
Diluted Net Loss Per Common Share	$(0.05)	$(0.16)
Weighted Average Basic Common Shares Outstanding	15,510	15,490
Weighted Average Diluted Common Shares Outstanding	15,510	15,490

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per-share information)

(Unaudited)

	Six Months Ended June 30,
	2008	2007

Net Sales Revenue (net of the rebate portion of volume incentives of $22,458 and $22,019, respectively)	$196,436	$184,214
Cost and Expenses:
Cost of goods sold	36,013	34,459
Volume incentives	77,128	72,400
Selling, general and administrative	79,018	71,126
	192,159	177,985

Operating Income	4,277	6,229
Other (Expense) Income, Net	(47)	1,109

Income Before Provision for Income Taxes	4,230	7,338
Provision for Income Taxes	5,374	11,712
Net Loss	$(1,144)	$(4,374)

Basic Net Loss Per Common Share	$(0.07)	$(0.28)
Diluted Net Loss Per Common Share	$(0.07)	$(0.28)
Weighted Average Basic Common Shares Outstanding	15,510	15,480
Weighted Average Diluted Common Shares Outstanding	15,510	15,480

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,144)	$(4,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision of doubtful accounts	801	263
Depreciation and amortization	3,024	3,195
Share-based compensation expense	86	163
Tax benefit from stock option exercises	—	(245)
Loss (Gain) on sale of property, plant and equipment	35	(19)
Deferred income taxes	(394)	(806)
Amortization of bond discount	19	25
Purchase of trading investment securities	(97)	(79)
Proceeds from sale of trading investment securities	64	97
Realized and unrealized gains on investments	(135)	(320)
Amortization of prepaid taxes related to gain on intercompany sales	628	736
Foreign exchange gains	(620)	(428)
Changes in assets and liabilities
Accounts receivable	431	187
Inventories	(1,404)	2,084
Prepaid expenses and other current assets	(1,901)	(5,045)
Other assets	(652)	136
Accounts payable	2,033	(1,991)
Accrued volume incentives	1,497	1,300
Accrued liabilities	1,234	9,668
Deferred revenue	(567)	(1,089)
Income taxes payable	3,510	4,398
Liability related to unrecognized tax positions	652	—
Deferred compensation payable	(46)	91
Net cash provided by operating activities	7,054	7,947
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,814)	(2,766)
Proceeds from sale of investments available for sale	640	1,427
Purchase of restricted investments	—	(2,075)
Proceeds from sale of restricted investments	25	—
Purchase of intangible assets	—	(1,000)
Proceeds from sale of property, plant and equipment	52	394
Net cash used in investing activities	(5,097)	(4,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(1,551)	(1,551)
Proceeds from exercise of stock options	—	1,248
Tax benefit from stock option exercises	—	245
Net cash used in financing activities	(1,551)	(58)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	476	512
NET INCREASE IN CASH AND CASH EQUIVALENTS	882	4,381
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	45,299	39,061
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$46,181	$43,442
SUPPLEMENTAL INFORMATION
Cash paid for income taxes	$1,536	$5,280
Cash paid for interest	$59	$40

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2008.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10K/A for the year ended December 31, 2007.

(2)                       Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Raw Materials	$8,813	$8,175
Work in Progress	827	912
Finished Goods	27,097	26,162
Total	$36,737	$35,249

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2008 and 2007.

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2008
Basic EPS	$(701)	15,510	$(0.05)
Effect of stock options	—	—	—
Diluted EPS	$(701)	15,510	$(0.05)

Three Months Ended June 30, 2007
Basic EPS	$(2,440)	15,490	$(0.16)
Effect of stock options	—	—	—
Diluted EPS	$(2,440)	15,490	$(0.16)

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Six Months Ended June 30, 2008
Basic EPS	$(1,144)	15,510	$(0.07)
Effect of stock options	—	—	—
Diluted EPS	$(1,144)	15,510	$(0.07)

Six Months Ended June 30, 2007
Basic EPS	$(4,374)	15,480	$(0.28)
Effect of stock options	—	—	—
Diluted EPS	$(4,374)	15,480	$(0.28)

For the three and six months ended June 30, 2008 and 2007, as a result of the Company’s net loss for each period, there were no options outstanding to purchase shares of common stock  included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(4)                       Comprehensive Loss

The components of comprehensive loss, net of related tax, for the three-month periods ended June 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended June 30,
	2008	2007
Net loss	$(701)	$(2,440)

Foreign currency translation (loss) gain	(1,510)	433
Net unrealized losses on investment securities	(5)	—
Total comprehensive loss	$(2,216)	$(2,007)

The components of comprehensive loss, net of related tax, for the six-month periods ended June 30, 2008 and 2007, respectively, are as follows:

	Six Months Ended June 30,
	2008	2007
Net loss	$(1,144)	$(4,374)

Foreign currency translation gain	493	535
Net unrealized (loss) gain on investment securities	(76)	14
Total comprehensive loss	$(727)	$(3,825)

(5)                       Share-based Compensation

Share-based compensation expense from nonqualified stock options for the three-month period ended June 30, 2007 was approximately $82; the related tax benefit was approximately $31.  Share-based compensation expense from non-qualified stock options for the six-month period ended June 30, 2008 and 2007 were $86 and $163, respectively; the related tax benefit was approximately $33 and $62, respectively. As of June 30, 2008, there was no unrecognized share based compensation related to issued qualified or non-qualified employee stock options.

Stock option activity for the six-months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2007	307	$12.01
Granted	—	—
Forfeited or canceled	(25)	12.65
Exercised	—	—
Options outstanding at June 30, 2008	282	11.95

Exercisable at June 30, 2008	282	$11.95

No options were granted during the three-month and six-month periods ended June 30, 2008 and the three-month period ended June 30, 2007. The Company issued 140 nonqualified stock options outside the stock plan during the six months ended June 30, 2007, with a weighted average grant date fair value of $3.85 per share.

For the three and six months ended June 30, 2007, the Company issued 1 and 163 shares of common stock upon the exercise of stock options at an average price of $8.31 and $11.85, respectively. The aggregate intrinsic values on the dates of exercise of options exercised during the three and six month periods ended June 30, 2007 was $1 and $624. No options were exercised during the three and six month periods ended June 30, 2008. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2008 had no value as all options issued had an exercise price greater than the fair value of the common stock.

(6)                       Segment Information

The Company has three operating business segments. These operating segments are components of the Company for which separate information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has two operating business segments based on geographic operations that include a United States segment and an international segment that operate under the Nature’s Sunshine Products name. The Company’s third operating business segment is Synergy Worldwide, which offers products with formulations different from those of the Nature’s Sunshine Products offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are substantially different from those of Nature’s Sunshine Products. Sales revenues for each segment have been reduced by any intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief operating decision maker. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

Operating segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$39,166	$37,195	$78,092	$76,742
International	43,925	35,909	89,334	71,772
	83,091	73,104	167,426	148,514
Synergy Worldwide	14,788	17,432	29,010	35,700
Total net sales revenues	97,879	90,536	196,436	184,214

Operating Expenses:
Nature’s Sunshine Products:
United States	36,725	37,285	76,817	77,624
International	41,412	31,313	83,008	62,733
	78,137	68,598	159,825	140,357
Synergy Worldwide	16,364	18,296	32,334	37,628
	94,501	86,894	192,159	177,985

Operating Income (Loss):
Nature’s Sunshine Products:
United States	2,441	(90)	1,275	(882)
International	2,513	4,596	6,326	9,039
	4,954	4,506	7,601	8,157
Synergy Worldwide	(1,576)	(864)	(3,324)	(1,928)
	3,378	3,642	4,277	6,229

Other Income (Expense), Net	312	160	(47)	1,109
Income Before Provision for Income Taxes	$3,690	$3,802	$4,230	$7,338

From an individual country perspective, only the United States, Japan, Russia and Ukraine comprise approximately 10 percent or more of consolidated net sales revenue for any of the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales Revenue:
United States	$38,465	$41,748	$77,735	$83,205
Japan	10,489	11,634	20,495	23,044
Russia	11,058	7,355	22,504	15,073
Ukraine	8,889	6,137	18,784	12,734
Other	28,978	23,662	56,918	50,158
Total Sales Revenue	$97,879	$90,536	$196,436	$184,214

Segment long-lived assets as of June 30, 2008 and December 31, 2007, are as follows:

	June 30, 2008	December 31, 2007
Long-Lived Assets:
United States	$23,908	$25,022
Venezuela	4,519	377
Other	4,337	4,539
Total Long-Lived Assets	$32,764	$29,938

(7)                       Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur.  For the three months ended June 30, 2008 and 2007, the Company’s provision for income taxes, as a percentage of income before income taxes, is 119 percent and 164 percent, respectively, compared with a US federal statutory rate of 35 percent.  For the six months ended June 30, 2008 and 2007, the Company’s provision for income taxes, as a percentage of income before income taxes, is 127 percent and 160 percent, respectively, compared with a US federal statutory rate of 35 percent.  The differences between the effective rate and the federal statutory rate are primarily attributed to increases in tax liabilities associated with uncertain tax positions and increases in foreign valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is being recognized.  With the Company’s low pretax income amounts, tax amounts recorded related to the uncertain tax positions, valuation allowances, and other permanent tax items have a significant impact to the effective tax rate.

The decrease in the Company’s effective tax rate for the three and six month periods ended June 30, 2008 compared to the corresponding periods in 2007 is primarily related to a benefit for unremitted foreign earnings in 2008, compared with expense for unremitted earnings in 2007 and statute expirations for contingencies in 2008, which statute expirations reduced the increase to uncertain tax positions.

As of June 30, 2008, the Company had accrued $16.4 million (net of $10.1 million of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $15.8 million (net of $10.1 million of other assets related to competent authority and royalty benefits) as of December 31, 2007.  This net increase is primarily attributed to additional liabilities recorded related to commission payment withholdings in foreign jurisdictions and transfer pricing.

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

SEC Section 12(j) Proceeding

On July 12, 2007, the Company announced that the SEC had instituted administrative proceedings pursuant to Section 12(j). On November 8, 2007, an administrative law judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock. Shortly thereafter, the Company filed a petition for review with the SEC. On December 5, 2007, the SEC granted our petition for review. The SEC had scheduled oral argument regarding the Company’s petition on October 1, 2008. The SEC has now rescheduled the oral argument for January 7, 2009. The Company cannot predict the outcome of such review at this time. The Initial Decision of the administrative law judge will not become effective pending the review. The Company cannot presently predict what, if any, impact the SEC’s ultimate determination may have on our financial statements or the materiality of such impact, if any. If a final order is issued by the SEC revoking the registration of our common stock, broker-dealers would not be permitted to effect transactions in shares of our common stock until the Company files a new registration with the SEC under the Exchange Act and that registration is made effective.

Non-Income Tax Contingencies

The Company has reserved for certain state sales/use tax and other non income tax contingencies based on the likelihood of an obligation in accordance with SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.  The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to uncertain positions for non income tax matters.  The Company also provides provisions for state sales taxes in each of the states where the Company has potential nexus. As of June 30, 2008 and December 31, 2007, accrued liabilities includes $18,599 and $14,393, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition of the Company.

(9)                       Fair Value

On January 1, 2008, the Company adopted the effective portions of Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements”.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, which provides a one year deferral of the effect date of SFAS No. 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Therefore, the Company adopted the provisions of SFAS No. 157 with respect to only financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value.  This statement does not require any new fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants at the measurement date. On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents, available-for-sale securities, restricted investments and investment securities. The adoption of this statement did not have a material impact on the 2008 consolidated financial statements.

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

The following table presents the Company’s hierarchy for its asset and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$1,147	$3,140	$—	$4,287
Investment securities	1,629	—	—	1,629
Restricted investments	—	—	2,050	2,050
Total assets measured at fair value on a recurring basis.	$2,776	$3,140	$2,050	$7,966

Investments available for sale — The majority of the Company’s investment portfolio consist of various fixed income securities such as U.S government and state and municipal bonds, mutual funds, and equity securities.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities, U.S. government treasuries, and various mutual funds.  The Level 2 securities include investments in state and municipal bonds, as well as various mutual funds whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset

Investment securities —  The majority of the Company’s trading portfolio consists of various mutual funds that are using quoted prices in active markets.

Restricted investments  —  The Company’s restricted investments include auction rate preferred investments (“ARS”) that have failed at auction during the first quarter of 2008.  Despite the underlying long-term contractual maturity of ARS, there was historically a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of current negative liquidity and uncertainty in financial credit markets, the Company experienced “failed” auctions associated with our ARS.  In the case of a failed auction, the ARS became illiquid investments (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.  At June 30, 2008, restricted investments included $2,050 in ARS which experienced remarketing failures and are included in long-term assets.

The ARS consist primarily of AAA securities.  In determining the fair value of our restricted investments at June 30, 2008, the Company has taken into consideration fair values determined by the financial institutions, current credit rating of the underlying securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and its current liquidity position.  The Company believes the remaining ARS will ultimately be liquidated at or near its current carrying value.  In December 2008, the Company received an offer from a registered broker dealer to redeem these securities at par in 2009.

The following table shows a reconciliation of the beginning and ending fair value measurements using significant unobservable inputs for the three months ended June 30, 2008:

Total
Balance at March 31, 2008	$2,075
Net unrealized gains included in earnings	—
Sales of restricted investments	(25)
Purchases	—
Balance at June 30, 2008	$2,050

The following table shows a reconciliation of the beginning and ending fair value measurements using significant unobservable inputs for the six months ended June 30, 2008:

Total
Balance at January 1, 2008	$2,075
Net unrealized gains included in earnings	—
Sales of restricted investments	(25)
Purchases	—
Balance at June 30, 2008	$2,050

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

During the first two quarters of 2008, we experienced healthy net sales revenue growth overseas in our Nature’s Sunshine Products International business segment of approximately 24 percent compared to the same period in the prior year, while our domestic business segment sales decreased slightly and our Synergy Worldwide business segment experienced a decline in net sales revenue of approximately 19 percent due primarily to the loss of several key distributor networks. Over the same period, our cost of goods sold decreased as a percentage of net sales revenue primarily related to decreased importation costs in some of our foreign markets, while volume incentives remained constant. Our selling, general and administrative expenses increased somewhat primarily as a result of costs associated with increased spending in our Russian and other foreign markets as we continue to see growth, as well as costs related to entry into new markets. On our consolidated balance sheet, we maintained a fairly consistent profile from December 31, 2007 to June 30, 2008.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2008 and 2007.

	2008		2007		Change from 2008 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales revenue	$97,879	100.0%	$90,536	100.0%	$7,343	8.1%

Cost of goods sold	16,796	17.2	15,939	17.6	857	5.4
Volume incentives	38,425	39.3	35,734	39.5	2,691	7.5
SG&A expenses	39,280	40.1	35,221	38.9	4,059	11.5
Total operating expenses	94,501	96.6	86,894	96.0	7,607	8.8

Operating income	3,378	3.4	3,642	4.0	(264)	(7.2)

Other income, net	312	0.3	160	0.2	152	95.0

Income before provision for income taxes	3,690	3.7	3,802	4.2	(112)	(2.9)
Provision for income taxes	4,391	4.4	6,242	6.9	(1,851)	(29.7)
Net loss	$(701)	(0.7)	$(2,440)	(2.7)	$1,739	71.3%

The following table summarizes our unaudited consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2008 and 2007.

	2008		2007		Change from 2008 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales revenue	$196,436	100.0%	$184,214	100.0%	$12,222	6.6%

Cost of goods sold	36,013	18.3	34,459	18.7	1,554	4.5
Volume incentives	77,128	39.3	72,400	39.3	4,728	6.5
SG&A expenses	79,018	40.2	71,126	38.6	7,892	11.1
Total operating expenses	192,159	97.8	177,985	96.6	14,174	8.0

Operating income	4,277	2.2	6,229	3.4	(1,952)	(31.3)

Other (expense) income, net	(47)	—	1,109	0.6	(1,156)	(104.2)

Income before provision for income taxes	4,230	2.2	7,338	4.0	(3,108)	(42.4)
Provision for income taxes	5,374	2.7	11,712	6.4	(6,338)	(54.1)
Net loss	$(1,144)	(0.5)	$(4,374)	(2.4)	$3,230	73.8%

Net Sales Revenue

Net sales revenue for the three months ended June 30, 2008 was $97.9 million compared to $90.5 million for the same period in the prior year, an increase of approximately 8.1 percent. Net sales revenue for the six months ended June 30, 2008 was $196.4 million compared to $184.2 million for the same period in the prior year, an increase of approximately 6.6 percent.  The increase in net sales revenue for the three and six months ended June 30, 2008 reflects higher net sales revenue in the Company’s international business segment.

Net sales revenue in our United States operation for the three months ended June 30, 2008, was $39.2 million compared to $37.2 million, an increase of 5.3 percent, compared to the same period in the prior year, while net sales revenue for the six months ended June 30, 2008 was $78.1 million compared to $76.7 million, an increase of 1.8 percent, compared to the same period in the prior year. This growth was partially due to a decrease in rebates provided to distributors after the purchase of some of our products, which are reflected as a reduction of net sales, while sales volumes were relatively unchanged for the quarter.

Our international operations reported net sales revenue of $43.9 million for the three months ended June 30, 2008, compared to $35.9 million, an increase of approximately 22.3 percent compared to the same period in the prior year. For the first six months, international net sales revenue totaled $89.3 million, compared to $71.8 million, a 24.5 percent increase over the same period of the prior year. Second quarter performances were particularly strong in Russia, Ukraine, and Europe.  The increase in net sales revenue reflects the continued increase in Distributors and Managers in the Company’s international operations as well as the foreign currency exchange rate fluctuations which positively impacted revenues for the three and six month periods ended June 30, 2008, by $1.4 million or 3.9 percent and $2.9 million or 4.0 percent compared to the prior year period, respectively.

Net sales revenue in Synergy Worldwide was $14.8 million for the three months ended June 30, 2008, compared to $17.4 million for the same period of the prior year, a decrease of 14.9 percent, due to the loss of key distributor networks as a result of increased competition in the United States and Japanese markets.  For the first six months, Synergy Worldwide net sales revenue totaled $29.0 million, compared to $35.7 million, an 18.8 percent decrease over the prior year primarily due to the loss of key distributor networks as a result of increased competition in the United States and Japanese markets.  This decrease is partially offset by foreign currency exchange rate fluctuations that contributed $0.9 million and $1.8 million for the three and six months ended June 30, 2008 respectively, compared to the prior year period.

We distribute our products to customers through an independent sales force comprised of Distributors and Managers.  Active Managers totaled approximately 21,900 and 26,800 at June 30, 2008 and 2007, respectively. Active Distributors totaled approximately 718,500 and 671,000, at June 30, 2008 and 2007, respectively.

Further information related to the Nature’s Sunshine Products United States and International segments and the Synergy Worldwide business segment is set forth in Note 6 to the Unaudited Consolidated Financial Statements in Item 1 of this Report.

Cost of Goods Sold

For the three and six months ended June 30, 2008, cost of goods sold, as a percent of net sales revenue, decreased to 17.2 and 18.3 percent, respectively, compared to 17.6 and 18.7 percent, respectively, for the same periods in the prior year as a result of decreased importation costs in some of our foreign markets.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  Volume incentives as a percent of net sales revenue decreased slightly from 39.5 percent to 39.3 percent during the three months ended June 30, 2008 as compared to the same period in 2007, and were flat for the six months ended June 30, 2008 and 2007.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales revenue for the three and six months ended June 30, 2008 were 40.1 and 40.2 percent compared to 38.9 and 38.6 percent for the same period in the prior year.  Selling, general and administrative expenses for the three and six months ended June 30, 2008, increased $4.1 million, or 11.5 percent, and $7.9 million, or 11.1 percent, respectively, compared to the same periods of the prior year primarily as a result of increased spending in our Russian and Eastern European markets for infrastructure to support our continued growth of approximately $3.1 million and $4.5 million, respectively, and costs for entering new markets in China and Europe of approximately $1.0 million and $1.7 million, respectively, during the three and six months ended June 30, 2008.  Foreign currency fluctuations negatively impacted general and administrative expenses by approximately $0.8 million and $1.7 million compared to the three and six month periods in the prior year.

Other (Expense) Income, Net

Other (expense) income, net for the three and six months ended June 30, 2008, increased $0.2 million or 95.0 percent, and decreased $1.2 million or 104.2 percent compared to the same periods of the prior year primarily due to foreign exchange losses in certain markets.

Provision for Income Tax

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur.  For the three months ended June 30, 2008 and 2007, the Company’s provision for income taxes, as a percentage of income before income taxes, is 119 percent and 164 percent, respectively, compared with a US federal statutory rate of 35 percent.  For the six months ended June 30, 2008 and 2007, the Company’s provision for income taxes, as a percentage of income before income taxes, is 127 percent and 160 percent, respectively, compared with a US federal statutory rate of 35 percent.  The differences between the effective rate and the federal statutory rate are primarily attributed to increases in tax liabilities associated with uncertain tax positions and increases in foreign valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is being recognized.  With the Company’s low pretax income amounts, tax amounts recorded related to the uncertain tax positions, valuation allowances, and other permanent tax items have a significant impact to the effective tax rate.

The decrease in the Company’s effective tax rate for the three and six month periods ended June 30, 2008 compared to the corresponding periods in 2007 is primarily related to a benefit for unremitted foreign earnings in 2008, compared with expense for unremitted earnings in 2007 and statute expirations for contingencies in 2008, which statute expirations reduced the increase to uncertain tax positions.

As of June 30, 2008, the Company had accrued $16.4 million (net of $10.1 million of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $15.8 million (net of $10.1 million of other assets related to competent authority and royalty benefits) as of December 31, 2007.  This net increase is primarily attributed to additional liabilities recorded related to commission payment withholdings in foreign jurisdictions and transfer pricing.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, capital assets, inventory purchases, the funding of international expansion, and the payment of quarterly dividends.  As of June 30, 2008, working capital was $27.3 million compared to $32.0 million as of December 31, 2007. At June 30, 2008 we had $46.2 million in cash and cash equivalents, and $4.3 million of in short-term investments, which are available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

For the six months ended June 30, 2008, we generated $7.1 million of operating cash flow compared to $7.9 million for the same period in 2007.  The decrease in cash generated from operating cash flows is primarily impacted by the timing of cash payments related to fluctuations in operating assets and liabilities.

Capital expenditures for the six months were $5.8 million, of which $4.0 million is related to the purchase of a warehouse in Venezuela, with cash balances from Venezuela, compared to $2.8 million for capital expenditures for equipment, computer systems and software, for the same period in the prior year.

For the six months ended June 30, 2008 and 2007, our cash proceeds from investing activities have been limited to proceeds from the sale of investments of $0.7 million and $1.4 million, respectively, as well as the proceeds from the sale of property, plant and equipment of $0.1 million and $0.4 million, respectively.  In addition, we used cash of approximately $2.1 million in the prior year to purchase auction rate securities, which has been classified as restricted investments on our financial statements.  We also used cash of $1.0 million to purchase certain product formulations, which are classified as intangible assets in the prior year.  We used cash to pay quarterly dividends totaling $1.5 million for the six months ended June 30, 2008 as well as the same period in 2007.

Cash flows from financing activities for the six months ended June 30, 2007 also included $1.2 million of cash proceeds from the exercise of stock options, as well as $0.2 million from the related tax benefit.  There were no stock options exercised during the same period in 2008.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of June 30, 2008 and December 31, 2007, the Company did not consider any of its long-lived assets to be impaired.

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110. SAB No. 110 expresses the views of the SEC regarding the use of a “simplified” or “shortcut” method, as discussed in SAB No. 107, “Share-Based Payment”, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The guidance in SAB No. 110 is effective as of January 1, 2008. The adoption of SAB No. 110 did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133 (“SFAS 161”).  This Standard requires enhanced disclosures regarding derivatives and hedging activities, including:  (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on a entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As SFAS 161 relates specifically to disclosures, the Standard will have no impact on our financial condition, results of operations or cash flows.

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies, which the Company evaluates and adopts as of the specified effective date.  Unless otherwise discussed, the Company believes recently issued standards and pronouncements that are no yet effective will not have a material impact upon its financial condition, results of operations, or cash flows upon adoption.

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

Foreign Currency Risk

During the three and six months ended June 30, 2008, approximately 60.7 and 60.4 percent of our net sales revenue and approximately 61.7 and 61.1 percent of our operating expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a 1:1 relationship with the U.S. dollar.  All revenues and expenses are translated at average exchange rates for the periods reported.  Therefore, our operating results generally will be positively impacted by a weakening of the U.S. dollar as a result of another fluctuating currency and will be negatively impacted by a strengthening of the U.S. dollar as a result of another fluctuating currency.  Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks.  Our exposure to local currency/functional currency exchange rate risk is not significant. Changes in various currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our Management’s Discussion and Analysis included in Item 2 of this Report on Form 10-Q.

The following table sets forth a composite sensitivity analysis of our net sales revenue, costs and expenses, and operating income in connection with strengthening of the U.S. dollar (our reporting currency) by 10%, 15% and 25% against every other fluctuating functional currency in which we conduct business.

Exchange Rate Sensitivity of Operating Income for the three months ended June 30, 2008 (dollar amounts in thousands)

	For the three months ended June 30, 2008	With Strengthening of U.S. Dollar by:
		10%		15%		25%
		Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
Net sales revenue	$97,879	$(3,201)	(3.3)%	$(4,592)	(4.7)%	$(7,041)	(7.2)%

Cost and Expenses
Cost of goods sold	16,796	(519)	(3.1)%	(744)	(4.4)%	(1,158)	(6.9)%
Volume incentives	38,425	(1,303)	(3.4)%	(1,870)	(4.9)%	(2,867)	(7.5)%
Selling, general and administrative	39,280	(1,304)	(3.3)%	(1,872)	(4.8)%	(2,870)	(7.3)%

Operating income	$3,378	$(75)	(2.2)%	$(106)	(3.1)%	$(146)	(4.3)%

Exchange Rate Sensitivity of Operating Income for the six months ended June 30, 2008 (dollar amounts in thousands)

	For the six months ended June 30, 2008	With Strengthening of U.S. Dollar by:
		10%		15%		25%
		Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
Net sales revenue	$196,436	$(6,318)	(3.2)%	$(9,065)	(4.6)%	$(13,900)	(7.1)%

Cost and Expenses
Cost of goods sold	36,013	(1,045)	(2.9)%	(1,499)	(4.2)%	(2,299)	(6.4)%
Volume incentives	77,128	(2,526)	(3.3)%	(3,624)	(4.7)%	(5,557)	(7.2)%
Selling, general and administrative	79,018	(2,512)	(3.2)%	(3,604)	(4.6)%	(5,526)	(7.0)%

Operating income	$4,277	$(235)	(5.5)%	$(338)	(7.9)%	$(518)	(12.1)%

The following table sets forth a composite sensitivity analysis of our assets and liabilities by balance sheet line items that are subject to exchange rate risk, together with the total gain or loss from the strengthening of the U.S. as a result of our various fluctuating functional currencies. The sensitivity of our assets and liabilities, taken by balance sheet line items, was somewhat less than the sensitivity of our operating income to increases in the strength of the U.S. dollar as a result of other fluctuating currencies in which we conduct business.

Exchange Rate Sensitivity of Balance Sheet (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
	As of June 30, 2008	Gain (Loss) ($)	Gain (Loss) (%)	Gain (Loss) ($)	Gain (Loss) (%)	Gain (Loss) ($)	Gain (Loss) (%)

Current Assets subject to Exchange Rate Risk
Cash and cash equivalents	$46,181	$(3,693)	(8.0)%	$(5,299)	(11.5)%	$(8,125)	(17.6)%
Accounts receivable, net	6,380	(453)	(7.1)%	(649)	(10.2)%	(996)	(15.6)%

Current Liabilities subject to Exchange Rate Risk
Accounts payable	$8,918	$268	3.0%	$384	4.3%	$589	6.6%

Total Loss from Strengthening of U.S. Dollar		$(3,878)		$(5,564)		$(8,532)

The following table sets forth the local currencies other than the U.S. dollar in which our assets and liabilities that are subject to exchange rate risk were denominated as of June 30, 2008 and exceeded $1 million upon translation into U.S. dollars.  We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency (dollar amounts in thousands)

Cash and Cash Equivalents	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of June 30, 2008
Canada (Dollar)	$4,488	1.02
Colombia (Peso)	2,370	1,914.51
Japan (Yen)	12,125	106.18
Mexico (Peso)	4,848	10.31
Venezuela (Bolivar)	3,747	2.14
Indonesia (Rupee)	2,540	9,217.00
Europe —Various Countries (Euro)	1,046	0.65
United Kingdom	1,018	0.50
Other	8,446	Varies
Total	$40,628

Accounts Receivable
Japan (Yen)	$1,719	106.18
Other	3,259	Varies
Total	$4,978

Finally, the following table sets forth the annual weighted average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which projected sales revenue will exceed $10.0 million during the current fiscal year. We use the annual weighted average exchange rate for translating items from the statement of operations from local currencies into our reporting currency.

Six months ended June 30,	2008	2007
Canada (Dollar)	1.01	1.13
Japan (Yen)	104.88	120.06
Mexico (Peso)	10.61	10.95
Venezuela (Bolivar)	2.14	2.14

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar if they are considered material to the consolidated financial statements. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. There were no countries considered to have a highly inflationary economy during 2007 or the six months ended June 30, 2008.

As June 30, 2008, the Company has approximately $3.7 million of cash denominated in Venezuelan bolivars.  Currency restrictions enacted by the government of Venezuela have had a negative impact on the ability of our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company.  Our Venezuelan subsidiary continues to expect to convert its bolivars into U.S. dollars at the official exchange rate to pay for imported products or repatriate dividends.  As a result, we continue to use the official exchange rate to translate the financial statements of our Venezuelan subsidiary into U.S. dollars.  Unless the official exchange rate is made more readily available, however, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of marketable securities. On June 30, 2008, we had investments of $4.3 million, of which $2.9 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations. A portion of our long-term investments are auction rate securities. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

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

Description of Material Weakness as of December 31, 2007

Maintenance of Risk Assessment Programs — We did not maintain an adequate risk oversight function to evaluate and report on risks to financial reporting throughout the organization, including completion of a comprehensive, worldwide risk assessment to identify all potential risk areas and evaluate the adequacy of controls to mitigate identified risks.

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

Description of 2008 Remediation Actions

During 2008, we redesigned our procedures to more effectively monitor the service provider responsible for the management of the operations of one of our foreign locations. In particular, we are improving our monitoring process to ensure that the commissions expense recalculations and other reconciliations processes (based on information reported by the outside service provider) are performed on a regular basis, documented and reviewed. In addition, in conjunction with our 2008 assessment of internal controls, our Manager of Internal Audit and our out-sourced internal auditor performed two site visits to the foreign location to observe the facility, interview on site employees of the service provider, and evaluate the internal control procedures of the service provider.  These visits increased monitoring of other critical business processes performed by the service provider, such as product registration, product shipment and operating expenses.   Additional future visits to the location will be conducted as part of internal audit’s overall plan.

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

Access Control — The Company did not maintain effectively designed controls to prevent unauthorized access to certain programs and data, and provide for periodic review and monitoring of access including reviews of security logs and analysis of segregation of duties conflicts.

Change Management — The Company did not maintain effectively designed controls to ensure that all information technology program and data changes were authorized, developer access to the production environment was limited, and that all program and data changes were adequately tested for accuracy and appropriate implementation.

Spreadsheets — The Company did not maintain effectively designed controls to ensure that critical spreadsheets were identified, access to these spreadsheets was restricted to appropriate personnel, changes to data or formulas were authorized and appropriate, or that the spreadsheets were adequately reviewed by someone other than the preparer.

Description of 2008 Remediation Actions

Access Control — Management performed a broad and detailed analysis of user access to the applications we have determined to have a material impact on our financial reporting for our domestic locations.  We have implemented formal training of managers and others who grant and approve access to these data programs.  In addition, the Company is providing better data program descriptions and other tools to those managers and employees that approve user access to assist in their understanding if the access of their subordinates violates segregation of duties or access controls.

Change Management — During 2008, management continued implementation of enhanced procedures to control changes to the production environment, and we continue to evaluate additional measures to ensure that adequate documentation is retained. In addition, during 2007 and 2008, management redesigned job descriptions within the change control process of certain of the Company’s application systems to improve segregation of duties, including removing the ability of the Information Technology Director to perform code changes and increasing his responsibilities to conduct code review. In addition, an additional developer’s job responsibilities were changed to assist in reviewing code before it

is placed into production, including code changes regarding financial reports.   Procedures are being implemented to ensure that data changes are adequately tested for accuracy and appropriate implementation.

Spreadsheets — During 2007 and 2008, management has designed and implemented procedures to inventory, assess the risk of, and rank our critical financial reporting spreadsheets for locations that have a material impact on our financial reporting. In conjunction with the assessment of internal controls for 2008, management performed detailed testing at locations that have a material impact on our financial reporting around security and change management for spreadsheets. Management intends to further enhance the design of our controls over spreadsheets by establishing procedures for benchmarking critical spreadsheets to ensure that formulas are appropriate and protected, and that the logic and design of the spreadsheets is appropriate and consistent. Management is also implementing enhanced review procedures and we will extend any or all of our enhanced procedures to additional international locations as considered necessary.

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

Item 6.                              EXHIBITS

a)              Exhibits -

10.1	Non-Employee Director Compensation Policy

31.1	Certification of Chief Executive Officer under SEC Rule 13a — 14(a)/15d — 14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under SEC Rule 13a — 14(a)/15d — 14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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