Form 10-Q
period 2008-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2008-12-31
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2008

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$39,886	$45,299
Accounts receivable, net of allowance for doubtful accounts of $1,623 and $739, respectively	7,616	7,450
Investments available for sale	3,876	4,755
Inventories, net	38,571	35,249
Deferred income tax assets	8,492	8,071
Prepaid expenses and other current assets	9,967	8,153
Total current assets	108,408	108,977

Property, plant and equipment, net	30,526	28,282
Investment securities	1,537	1,674
Restricted investments	2,050	2,075
Intangible assets	1,557	1,656
Deferred income tax assets	5,828	5,828
Other assets	17,230	16,846
	$167,136	$165,338

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,946	$7,009
Accrued volume incentives	17,397	15,922
Accrued liabilities	46,259	44,322
Deferred revenue	3,434	5,207
Income taxes payable	7,350	4,500
Total current liabilities	82,386	76,960
Liability related to unrecognized tax positions	26,075	25,888
Deferred compensation payable	1,537	1,674
Other liabilities	311	424
Total long-term liabilities	27,923	27,986

Shareholders’ Equity:
Common Stock, no par value; 20,000 shares authorized, 15,510 shares issued and outstanding as of September 30, 2008 and December 31, 2007	66,705	66,619
Retained earnings	5,476	9,112
Accumulated other comprehensive loss	(15,354)	(15,339)
Total shareholders’ equity	56,827	60,392
	$167,136	$165,338

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per-share information)

(Unaudited)

	Three Months Ended September 30,
	2008	2007

Net Sales Revenue (net of the rebate portion of volume incentives of $10,259 and $10,205, respectively)	$94,669	$88,213
Cost and Expenses:
Cost of goods sold	17,146	18,325
Volume incentives	36,588	35,140
Selling, general and administrative	38,864	39,558
	92,598	93,023

Operating Income (Loss)	2,071	(4,810)
Other (Expense) Income, Net	(448)	426

Income (Loss) Before Provision for Income Taxes	1,623	(4,384)
Provision (Benefit) for Income Taxes	1,789	(2,761)
Net Loss	$(166)	$(1,623)

Basic Net Loss Per Common Share	$(0.01)	$(0.10)
Diluted Net Loss Per Common Share	$(0.01)	$(0.10)
Weighted Average Basic Common Shares Outstanding	15,510	15,510
Weighted Average Diluted Common Shares Outstanding	15,510	15,510

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per-share information)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Net Sales Revenue (net of the rebate portion of volume incentives of $32,717 and $32,224, respectively)	$291,105	$272,427
Cost and Expenses:
Cost of goods sold	53,159	52,784
Volume incentives	113,716	107,540
Selling, general and administrative	117,882	110,684
	284,757	271,008

Operating Income	6,348	1,419
Other (Expense) Income, Net	(495)	1,535

Income Before Provision for Income Taxes	5,853	2,954
Provision for Income Taxes	7,163	8,952
Net Loss	$(1,310)	$(5,998)

Basic Net Loss Per Common Share	$(0.08)	$(0.39)
Diluted Net Loss Per Common Share	$(0.08)	$(0.39)
Weighted Average Basic Common Shares Outstanding	15,510	15,495
Weighted Average Diluted Common Shares Outstanding	15,510	15,495

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,310)	$(5,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision of doubtful accounts	1,027	405
Depreciation and amortization	4,381	4,734
Share-based compensation expense	86	244
Tax benefit from stock option exercises	—	(246)
Loss (Gain) on sale of property, plant and equipment	62	(18)
Deferred income taxes	(531)	(1,184)
Amortization of bond discount	29	36
Purchase of trading investment securities	(119)	(115)
Proceeds from sale of trading investment securities	78	134
Realized and unrealized losses (gains) on investments	261	(394)
Amortization of prepaid taxes related to gain on intercompany sales	942	1,103
Foreign exchange (gain) loss	(100)	621
Changes in assets and liabilities
Accounts receivable	(1,207)	(272)
Inventories	(3,523)	3,217
Prepaid expenses and other current assets	(1,843)	(9,841)
Other assets	(942)	364
Accounts payable	1,299	282
Accrued volume incentives	1,591	1,237
Accrued liabilities	2,614	16,324
Deferred revenue	(1,773)	(1,280)
Income taxes payable	2,745	(2,193)
Liability related to unrecognized tax positions	187	—
Deferred compensation payable	(137)	72
Net cash provided by operating activities	3,817	7,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,767)	(3,540)
Proceeds from sale of investments available for sale	640	1,432
Purchase of restricted investments	—	(2,075)
Proceeds from sale of restricted investments	25	—
Purchase of intangible assets	—	(1,000)
Proceeds from sale of property, plant and equipment	79	398
Net cash used in investing activities	(6,023)	(4,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(2,327)	(2,327)
Proceeds from exercise of stock options	—	1,252
Tax benefit from stock option exercises	—	246
Net cash used in financing activities	(2,327)	(829)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(880)	651
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,413)	2,269

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	45,299	39,061

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$39,886	$41,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,169	$7,800
Cash paid for interest	$59	$40

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2008.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10K/A for the year ended December 31, 2007.

(2)                     Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw Materials	$9,151	$8,175
Works in Progress	885	912
Finished Goods	28,535	26,162
Total	$38,571	$35,249

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2008 and 2007.

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2008
Basic EPS	$(166)	15,510	$(0.01)
Effect of stock options	—	—	—
Diluted EPS	$(166)	15,510	$(0.01)

Three Months Ended September 30, 2007
Basic EPS	$(1,623)	15,510	$(0.10)
Effect of stock options	—	—	—
Diluted EPS	$(1,623)	15,510	$(0.10)

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Nine Months Ended September 30, 2008
Basic EPS	$(1,310)	15,510	$(0.08)
Effect of stock options	—	—	—
Diluted EPS	$(1,310)	15,510	$(0.08)

Nine Months Ended September 30, 2007
Basic EPS	$(5,998)	15,495	$(0.39)
Effect of stock options	—	—	—
Diluted EPS	$(5,998)	15,495	$(0.39)

For the three and nine months ended September 30, 2008 and 2007, as a result of the Company’s net loss for each period, there were no options outstanding to purchase shares of common stock included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(4)                     Comprehensive Loss

The components of comprehensive loss, net of related tax, for the three-month periods ended September 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended September 30,
	2008	2007
Net loss	$(166)	$(1,623)

Foreign currency translation gain (loss)	(408)	(325)
Net unrealized (losses) gains on investment securities	(24)	44
Total comprehensive loss	$(598)	$(1,904)

The components of comprehensive net loss, net of related tax for the nine-month periods ended September 30, 2008 and 2007, respectively, are as follows:

	Nine Months Ended September 30,
	2008	2007
Net loss	$(1,310)	$(5,998)

Foreign currency translation gain	87	211
Net unrealized (losses) gains on investment securities	(101)	58
Total comprehensive loss	$(1,324)	$(5,729)

(5)                     Share-based Compensation

Share-based compensation expense from nonqualified stock options for the three-month period ended September 30, 2007 was approximately $81; the related tax benefit was approximately $31. Share-based compensation expense from non-qualified stock options for the nine-months periods ended September 30, 2008 and 2007 was $86 and $244; the related tax benefit was approximately $33 and $93 respectively. As of September 30, 2008, there was no unrecognized share based compensation related to issued qualified or non-qualified employee stock options.

Stock option activity for the nine-months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2007	307	$12.01
Granted	—	—
Forfeited or canceled	(25)	12.65
Exercised	—	—
Options outstanding at September 30, 2008	282	11.95

Exercisable at September 30, 2008	282	$11.95

No options were granted during the three and nine month periods ended September 30, 2008 and the three month period ended September 30, 2007. The Company issued 140 nonqualified stock options outside the stock plan during the nine months ended September 30, 2007, with a weighted average grant date fair value of $3.85 per share.

For the nine months ended September 30, 2007, the Company issued 164 shares of common stock upon the exercise of stock options at an average price of $11.85. The aggregate intrinsic values on the dates of exercise of options exercised during the nine month period ended March 31, 2007 was $624. No options were exercised during the three month period ended September 30, 2008 and 2007, or the nine month period ended September 30, 2008. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2008 was $6.

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

Operating segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$37,288	$35,447	$115,380	$112,189
International	43,424	36,222	132,758	107,994
	80,712	71,669	248,138	220,183
Synergy Worldwide	13,957	16,544	42,967	52,244
Total net sales revenues	94,669	88,213	291,105	272,427

Operating Expenses:
Nature’s Sunshine Products:
United States	37,108	39,709	113,925	117,333
International	40,423	33,687	123,431	96,420
	77,531	73,396	237,356	213,753
Synergy Worldwide	15,067	19,627	47,401	57,255
	92,598	93,023	284,757	271,008

Operating Income (Loss):
Nature’s Sunshine Products:
United States	180	(4,262)	1,455	(5,144)
International	3,001	2,535	9,327	11,574
	3,181	(1,727)	10,782	6,430
Synergy Worldwide	(1,110)	(3,083)	(4,434)	(5,011)
	2,071	(4,810)	6,348	1,419

Other (Expenses) Income, Net	(448)	426	(495)	1,535
Income (Loss) Before Provision for Income Taxes	$1,623	$(4,384)	$5,853	$2,954

From an individual country perspective, only the United States, Japan, Russia and Ukraine comprise approximately 10 percent or more of consolidated net sales revenue for any of the three and six months ended September 30, 2008 and 2007 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales Revenue:
United States	$38,412	$38,132	$116,147	$121,337
Japan	8,669	11,239	29,164	34,283
Russia	10,344	7,082	32,848	22,155
Ukraine	9,343	6,236	28,127	18,970
Other	27,901	25,524	84,819	75,682
Total Sales Revenue	$94,669	$88,213	$291,105	$272,427

Segment long-lived assets as of September 30, 2008 and December 31, 2007, are as follows:

	September 30, 2008	December 31, 2007
Long-Lived Assets:
United States	$23,588	$25,022
Venezuela	4,513	377
Other	3,982	4,539
Total Long-Lived Assets	$32,083	$29,938

(7)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended September 30, 2008 and 2007, the Company's provision (benefit) for income taxes, as a percentage of income before income taxes, is 110 percent and (63) percent, respectively, compared with a US federal statutory rate of 35 percent. For the nine months ended September 30, 2008, the Company's provision for income taxes, as a percentage of income before income taxes, is 122 percent and 303 percent, respectively, compared with a US federal statutory rate of 35 percent. For the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007, the differences between the effective rate and the federal statutory rate are primarily attributed to increases in tax liabilities associated with uncertain tax positions and increases in foreign valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is currently being recognized. For the three months ended September 30, 2007, the difference between the effective rate and the federal statutory rate are primarily attributed to changes in uncertain tax positions and valuation allowances and adjustments to the Company's effective tax rate expected for the full fiscal year.

The increase in the Company's effective tax rate for the three months ended September 30, 2008 compared to the corresponding period in 2007 is primarily the result of the pre-tax loss of the 2007 period compared to the pre-tax income for the 2008 period.  The decrease in the Company's effective tax rate for the nine months ended September 30, 2008 compared to the corresponding period in 2007 is primarily related to a increase in the pretax income balance in 2008 where similar tax expense items, including uncertain tax positions and valuation allowances, have a smaller impact on the effective rate.

As of September 30, 2008, the Company had accrued $16.0 million (net of $10.1 million of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $15.8 million (net of $10.1 million of other assets related to competent authority and royalty benefits) as of December 31, 2007. This net increase is primarily attributed to additional liabilities recorded related to commission payment withholdings in foreign jurisdictions and transfer pricing.

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

Non Income Tax Contingencies

The Company has reserved for certain state sales/use tax and other non income tax contingencies based on the likelihood of an obligation in accordance with SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.  The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to uncertain positions for non income tax matters.  The Company also provides provisions for state sales taxes in each of the states where the Company has potential nexus. As of September 30, 2008 and December 31, 2007, accrued liabilities includes $19,337 and $14,393, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition of the Company.

(9)                     Fair Value

On January 1, 2008, the Company adopted the effective portions of SFAS No. 157 “Fair Value Measurements”. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, which provides a one year deferral of the effect date of SFAS No. 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, the Company adopted the provisions of SFAS No. 157 with respect to only financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value. This statement does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants at the measurement date. On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents, available-for-sale securities, restricted investments and investment securities. The adoption of this statement did not have a material impact on the 2008 consolidated financial statements.

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

The following table presents the Company’s hierarchy for its asset and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$1,034	$2,842	$—	$3,876
Investment securities	1,537	—	—	1,537
Restricted investments	—	—	2,050	2,050
Total assets measured at fair value on a recurring basis.	$2,571	$2,842	$2,050	$7,463

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

Restricted investments  –  The Company’s restricted investments include auction rate preferred investments that have failed at auction during the first quarter of 2008. Despite the underlying long-term contractual maturity of ARS, there was historically a ready liquid market for these securities based on the interest reset mechanism. However, as a result of current negative liquidity and uncertainty in financial credit markets, the Company experienced “failed” auctions associated with our ARS. In the case of a failed auction, the ARS become illiquid investments (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular. At September 30, 2008, restricted investments included $2,050 in ARS which experienced remarketing failures and are included in long-term assets.

The ARS consist primarily of AAA securities. In determining the fair value of the Company’s restricted investments at September 30, 2008, the Company has taken into consideration fair values determined by the financial institutions, current credit rating of the underlying securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and its current liquidity position. The Company believes the remaining ARS will ultimately be liquidated at or near our current carrying value. In December 2008, the Company received an offer from a registered broker dealer to redeem these securities at par in 2009.

The following table shows a reconciliation of the beginning and ending fair value measurements using significant unobservable inputs for the three months ended September 30, 2008:

Total
Balance at June 30, 2008	$2,050
Net unrealized gains included in earnings	—
Sales of restricted investments	—
Purchases	—
Balance at September 30, 2008	$2,050

The following table shows a reconciliation of the beginning and ending fair value measurements using significant unobservable inputs for the nine months ended September 30, 2008:

Total
Balance at January 1, 2008	$2,075
Net unrealized gains included in earnings	—
Sales of restricted investments	(25)
Purchases	—
Balance at September 30, 2008	$2,050

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

During the first three quarters of 2008, we experienced healthy net sales revenue growth overseas in our Nature’s Sunshine Products International business segment of approximately 23 percent compared to the same period in the prior year, while our domestic business segment sales decreased slightly and our Synergy Worldwide business segment experienced a decline in net sales revenue of approximately 18 percent due primarily to the loss of several key distributor networks. Over the same period, our cost of goods sold decreased as a percentage of net sales revenue primarily as a result of decreased importation costs in some of our foreign markets,  while volume incentives remained constant. Our selling, general and administrative expenses increased somewhat primarily as a result of costs associated with increased spending in our Russian and other foreign markets as we continue to see growth, as well as costs related to entry into new markets. On our consolidated balance sheet, we maintained a fairly consistent profile from December 31, 2007 to September 30, 2008.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2008 and 2007.

	2008		2007		Change from 2008 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales revenue	$94,669	100.0%	$88,213	100.0%	$6,456	7.3%

Cost of goods sold	17,146	18.1	18,325	20.8	(1,179)	(6.4)
Volume incentives	36,588	38.6	35,140	39.8	1,448	4.1
SG&A expenses	38,864	41.1	39,558	44.8	(694)	(1.8)
Total operating expenses	92,598	97.8	93,023	105.4	(425)	(0.5)
Operating income (loss)	2,071	2.2	(4,810)	(5.4)	6,881	143.1
Other (expense) income, net	(448)	(0.5)	426	0.5	(874)	(205.2)
Income (loss) before provision for income taxes	1,623	1.7	(4,384)	(4.9)	6,007	137.0
Provision (benefit) for income taxes	1,789	1.9	(2,761)	(3.1)	4,550	164.8
Net loss	$(166)	(0.2)%	$(1,623)	(1.8)%	$1,457	89.8%

The following table summarizes our unaudited consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2008 and 2007.

	2008		2007		Change from 2008 to 2007
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales revenue	$291,105	100.0%	$272,427	100.0%	$18,678	6.9%

Cost of goods sold	53,159	18.2	52,784	19.4	375	0.7
Volume incentives	113,716	39.1	107,540	39.5	6,176	5.7
SG&A expenses	117,882	40.5	110,684	40.6	7,198	6.5
Total operating expenses	284,757	97.8	271,008	99.5	13,749	5.1
Operating income	6,348	2.2	1,419	0.5	4,929	347.4
Other (expense) income, net	(495)	(0.2)	1,535	0.6	(2,030)	(132.2)
Income before provision for income taxes	5,853	2.0	2,954	1.1	2,899	98.1
Provision for income taxes	7,163	2.5	8,952	3.3	(1,789)	(20.0)
Net loss	$(1,310)	(0.5)	$(5,998)	(2.2)	$4,688	78.2%

Net Sales Revenue

Net sales revenue for the three months ended September 30, 2008 was $94.7 million compared to $88.2 million for the same period in the prior year, an increase of approximately 7.3 percent. Net sales revenue for the nine months ended September 30, 2008 was $291.1 million compared to $272.4 million for the same period in the prior year, an increase of approximately 6.9 percent. The increase in net sales revenue for the three and nine months ended September 30, 2008 reflects higher net sales revenue in the Company’s international business segment.

Net sales revenue in our United States operation for the three and nine months ended September 30, 2008, was $37.3 million, compared to $35.4 million, an increase of 5.2 percent, compared to the same period in the prior year. For the nine months ended September 30, 2008, United States net sales revenue totaled $115.4 million, a 2.8 percent increase over the same period in the prior year. This growth was partially due to a decrease in rebates provided to distributors after the purchase of some of our products which are reflected as a reduction in net sales revenue, and modest growth in our overall sales volumes for the quarter.

Our international operations reported net sales revenue of $43.4 million for the three months ended September 30, 2008, compared to $36.2 million, an increase of approximately 19.9 percent compared to the same period in the prior year. For the first nine months in 2008, international net sales revenue totaled $132.8 million, a 22.9 percent increase over the same period of the prior year. Third quarter performances were particularly strong in the Russia, Ukraine, Canada and Europe. The increase in net sales revenue reflects the continued increase in Distributors and Managers in the Company’s international operations as well as the foreign currency exchange rate fluctuations which positively impacted revenues for the three month period ended by $0.8 million or 2.2 percent and the nine month period $3.7 million or 3.4 percent compared to the prior year period.

Net sales revenue in Synergy Worldwide was $14.0  million for the three months ended September 30, 2008, compared to $16.5 million for the same period of the prior year, a decrease of 15.2 percent, due to the loss of key distributor networks as a result of increased competition in the United States and Japanese markets. For the first nine months, Synergy Worldwide net sales revenue totaled $43.0 million, compared to $52.2 million, a 17.6 percent decrease over the prior year due to the loss of key distributor networks as a result of increased competition in the United States and Japanese markets. This decrease is partially offset by foreign currency exchange rate fluctuations that contributed $0.7 million and $2.5 million for the three and nine months ended September 30, 2008 compared to the prior year period.

We distribute our products to customers through an independent sales force comprised of Distributors and Managers. Active Managers totaled approximately 26,200 and 27,300 at September 30, 2008 and 2007, respectively. Active Distributors totaled approximately 713,200 and 701,500, at September 30, 2008 and 2007, respectively.

Further information related to the Nature’s Sunshine Products United States and International segments and the Synergy Worldwide business segment is set forth in Note 6 to the Unaudited Consolidated Financial Statements in Item 1 of this Report.

Cost of Goods Sold

For the three and nine months ended September 30, 2008, cost of goods sold, as a percent of net sales revenue, decreased to 18.1 and 18.2 percent, respectively, compared to 20.8 and 19.4 percent, respectively, for the same periods in the prior year as a result decreased importation costs in some of our foreign markets.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations. Volume incentives as a percent of net sales revenue decreased from 39.8 percent to 38.6 percent during the three months ended September 30, 2008 as compared to the same period in 2007, and from 39.5 percent to 39.1 percent for the nine months ended September 30, 2008 and 2007. The decrease is partially due to changes in the volume incentive programs for some products sold within the United States and determining the qualifying incentive.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales revenue for the three and nine months ended September 30, 2008 decreased to 41.1 percent and 40.5 percent, respectively, compared to 44.8 percent and 40.6 percent, respectively, for the same period in the prior year.  Selling, general and administrative expenses decreased $0.7 million, or 1.7 percent for the three months ended September 30, 2008, and increased $7.2 million, or 6.5 percent for the nine months ended September 30, 2008, compared to the same periods of the prior year. The increase in expenses for the nine months ended September 30, 2008, is primarily as a result of increased spending in our Russian and Eastern European markets for infrastructure to support our continued growth of approximately $6.2 million and cost for entering new markets in China and Europe of approximately $1.7 million. Foreign currency fluctuations negatively impacted general and administrative expenses by approximately $0.6 million and $2.3 million compared to the three and nine month periods in the prior year. These costs were offset by decreases of approximately $2.8 million in our Synergy Worldwide operations as a result of cost cutting initiatives to help bring operating costs more in line with the division’s reduced net sales revenue.

Other (Expense) Income, Net

Other (expense) income, net for the three and nine months ended September 30, 2008, decreased $0.9 million or 205.2 percent, and $2.0 million or 132.2 percent compared to the same periods of the prior year primarily due to foreign exchange losses in certain markets.

Provision for Income Tax

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended September 30, 2008 and 2007, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes, is 110 percent and (63) percent, respectively, compared with a US federal statutory rate of 35 percent. For the nine months ended September 30, 2008, the Company’s provision for income taxes, as a percentage of income before income taxes, is 122 percent and 303 percent, respectively, compared with a US federal statutory rate of 35 percent. For the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007, the differences between the effective rate and the federal statutory rate are primarily attributed to increases in tax liabilities associated with uncertain tax positions and increases in foreign valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is currently being recognized. For the three months ended September 30, 2007, the difference between the effective rate and the federal statutory rate are primarily attributed to changes in uncertain tax positions and valuation allowances and adjustments to the Company’s effective tax rate expected for the full fiscal year.

The increase in the Company’s effective tax rate for the three months ended September 30, 2008 compared to the corresponding period in 2007 is primarily the result of the pre-tax loss of the 2007 period compared to the pre-tax income for the 2008 period.  The decrease in the Company’s effective tax rate for the nine months ended September 30, 2008 compared to the corresponding period in 2007 is primarily related to a increase in the pretax income balance in 2008 where similar tax expense items, including uncertain tax positions and valuation allowances, have a smaller impact on the effective rate.

As of September 30, 2008, the Company had accrued $16.0 million (net of $10.1 million of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $15.8 million (net of $10.1 million of other assets related to competent authority and royalty benefits) as of December 31, 2007. This net increase is primarily attributed to additional liabilities recorded related to commission payment withholdings in foreign jurisdictions and transfer pricing.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, capital assets, inventory purchases, the funding of international expansion, and the payment of quarterly dividends. As of September 30, 2008, working capital was $26.0 million compared to $32.0 million as of December 31, 2007. At September 30, 2008 we had $39.9 million in cash and cash equivalents, and $3.9 million of in short-term investments, which are available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

For the nine months ended September 30, 2008, we generated $3.8 million of operating cash flow compared to $7.2 million for the same period in 2007. The decrease in cash generated from operating cash flows is primarily impacted by the timing of cash payments related to fluctuations in operating assets and liabilities. We used a significant amount of cash during the nine month period ended September 30, 2008 as compared to the prior period, for the purchase of inventory, as well as the pre-payment of significant convention costs for our Top Achiever Convention (“TAC”) and Rising Star programs, that have previously been accrued for in prior years, which were offset by increases in our accruals for income taxes payable due to the timing of tax related payments and a decrease in our net loss of $4.2 million for the period in comparison to the same period in 2007.

Capital expenditures for the nine months were $6.8 million, of which $4.0 million is related to the purchase of a warehouse in Venezuela, with cash balances from Venezuela, compared to $3.5 million for capital expenditures for equipment, computer systems and software, for the same period in the prior year.

For the nine months ended September 30, 2008 and 2007, our cash proceeds from investing activities have been limited to proceeds from the sale of investments of $0.7 million and $1.4 million, respectively, as well as the proceeds from the sale of property, plant and equipment of $0.1 million and $0.4 million, respectively. In addition, we used cash of approximately $2.1 million in the prior year to purchase auction rate securities, which has been classified as restricted investments on our financial statements. We also used cash of $1.0 million to purchase certain product formulations, which are classified as intangible assets in the prior year. We used cash to pay quarterly dividends totaling $2.3 million for the nine months ended September 30, 2008 as well as the same period in 2007.

Cash flows from financing activities for the nine months ended September 30, 2007 also included $1.2 million of cash proceeds from the exercise of stock options, as well as $0.2 million from the related tax benefit. There were no stock options exercised during the same period in 2008.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of September 30, 2008 and December 31, 2007, the Company did not consider any of its long-lived assets to be impaired.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which became effective for the Company on January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies to assets and liabilities that are required to be recorded at fair value under other accounting standards. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157”, which delays the Company’s January 1, 2008, effective date of FSP No. 157-2 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually) until January 1, 2009. We adopted the effective portion of SFAS No. 157 on January 1, 2008, and that adoption did not have a material effect on our consolidated financial statements. See Note 9, Fair Value, for additional information.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of SFAS No. 133 (“SFAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including:  (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on a entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, the Standard will have no impact on our financial condition, results of operations or cash flows.

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

Foreign Currency Risk

During the nine months ended September 30, 2008, approximately 60.2 percent of our net sales revenue and approximately 61.2 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered its functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a 1:1 relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results generally will be positively impacted by a weakening of the U.S. dollar vis-à-vis another fluctuating currency and will be negatively impacted by a strengthening of the U.S. dollar vis-à-vis another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Our exposure to local currency/functional currency exchange rate risk is not significant. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our Management’s Discussion and Analysis included in Item 2 of this Report on Form 10-Q.

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

Exchange Rate Sensitivity of Operating Income for the three months ended September 30, 2008 (dollar amounts in thousands)

	For the three months	With Strengthening of U.S. Dollar by:
	ended	10%		15%		25%
	September 30, 2008	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
Net sales revenue	$94,669	$(3,043)	(3.2)%	$(4,366)	(4.6)%	$(6,695)	(7.1)%

Cost and Expenses
Cost of goods sold	17,146	(507)	(3.0)%	(728)	(4.2)%	(1,116)	(6.5)%
Volume incentives	36,588	(1,198)	(3.3)%	(1,719)	(4.7)%	(2,636)	(7.2)%
Selling, general and administrative	38,864	(1,215)	(3.1)%	(1,743)	(4.5)%	(2,672)	(6.9)%

Operating income	$2,071	$(123)	(5.9)%	$(176)	(8.5)%	$(271)	(13.1)%

Exchange Rate Sensitivity of Operating Income for the nine months ended September 30, 2008 (dollar amounts in thousands)

	For the nine months	With Strengthening of U.S. Dollar by:
	ended	10%		15%		25%
	September 30, 2008	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
Net sales revenue	$291,105	$(9,361)	(3.2)%	$(13,431)	(4.6)%	$(20,594)	(7.1)%

Cost and Expenses
Cost of goods sold	53,159	(1,552)	(2.9)%	(2,227)	(4.2)%	(3,415)	(6.4)%
Volume incentives	113,716	(3,724)	(3.3)%	(5,343)	(4.7)%	(8,193)	(7.2)%
Selling, general and administrative	117,882	(3,726)	(3.2)%	(5,346)	(4.5)%	(8,198)	(7.0)%

Operating income	$6,348	$(359)	(5.7)%	$(515)	(8.1)%	$(788)	(12.4)%

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

Exchange Rate Sensitivity of Balance Sheet (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
	As of	10%		15%		25%
	September 30, 2008	Gain (Loss) ($)	Gain (Loss) (%)	Gain (Loss) ($)	Gain (Loss) (%)	Gain (Loss) ($)	Gain (Loss) (%)

Current Assets subject to Exchange Rate Risk
Cash and cash equivalents	$39,886	$(2,986)	(7.5)%	$(4,285)	(10.7)%	$(6,570)	(16.5)%
Accounts receivable, net	7,616	(511)	(6.7)%	(734)	(9.6)%	(1,125)	(14.8)%

Current Liabilities subject to Exchange Rate Risk
Accounts payable	$7,946	$209	(2.6)%	$300	(3.8)%	$460	(5.8)%
Total Loss from Strengthening of U.S. Dollar		$(3,288)		$(4,719)		$(7,235)

The following table sets forth the local currencies other than the U.S. dollar in which our assets and liabilities that are subject to exchange rate risk were denominated as of September 30, 2008 and exceeded $1 million upon translation into U.S. dollars.  We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency (dollar amounts in thousands)

Cash and Cash Equivalents	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of September 30, 2008
Canada (Dollar)	$3,275	1.06
Colombia (Peso)	2,067	2,189.14
Japan (Yen)	8,299	106.35
Mexico (Peso)	2,483	10.92
Venezuela (Bolivar)	4,129	2.14
Other	12,595	Varies
Total	$32,848

Accounts Receivable
Japan (Yen)	$1,718	106.35
Peru (Peso)	1,665	2.98
Other	2,243	Varies
Total	$5,626

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

Nine months ended September 30,	2008	2007
Canada (Dollar)	1.02	1.10
Japan (Yen)	105.78	119.27
Mexico (Peso)	10.51	10.95
Venezuela (Bolivar)	2.14	2.14

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar if they are considered material to the consolidated financial statements. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. There were no countries considered to have a highly inflationary economy during 2007 or the three months ended September 30, 2008.

As of September 30, 2008, the Company has approximately $4.1 million denominated in Venezuelan bolivars.  Currency restrictions enacted by the government of Venezuela have had a negative impact on the ability of our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company.  Our Venezuelan subsidiary continues to expect to convert its bolivars into U.S. dollars at the official exchange rate to pay for imported products or repatriate dividends.  As a result, we continue to use the official exchange rate to translate the financial statements of our Venezuelan subsidiary into U.S. dollars.  Unless the official exchange rate is made more readily available, however, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of marketable securities. On September 30, 2008, we had investments of $3.9 million, of which $2.9 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations. A portion of our long-term investments are auction rate securities. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

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

Material Weakness Reported		Status as of	Status as of	Status as of
as of December 31, 2007		March 31, 2008	June 30, 2008	September 30, 2008
1.	Maintenance of Risk Assessment	Remediation in process	Remediation in process	Remediation in process
Programs
2.	Application of GAAP	Remediation in process	Remediation in process	Remediation in process
3.	Accounting for Income Taxes	Remediation in process	Remediation in process	Remediation in process
4.	Financial Reporting Process	Remediation in process	Remediation in process	Remediation in process
5.	Monitoring of Service Provider	Remediation in process	Remediation in process	Remediation in process
6.	Information Technology:	Remediation in process	Remediation in process	Remediation in process
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

PART II OTHER INFORMATION

Item 1.                              LEGAL PROCEEDINGS

Please refer Note 8 of this Quarterly Report on Form 10-Q, as well as our recent SEC filings, including our Annual Report on Form 10K/A/A for the 2007 fiscal year and subsequent Quarterly Reports on Forms 10-Q for information regarding the status of certain legal proceedings that have been previously issued.

Item 1A.                    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10K/A/A for the year ended December 31, 2007, which could materially affect our business or our consolidated financial statements, results of operations, and cash flows

Item 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Item 6.                              EXHIBITS

a)            Exhibits -

10.1	Non-Employee Director Compensation Policy

31.1	Certification of Chief Executive Officer under SEC Rule 13a – 14(a)/15d – 14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under SEC Rule 13a – 14(a)/15d – 14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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