Form 10-K
period 2008-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2009-03-20
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $70,979,309 based on the closing price of $6.10 as quoted by the National Quotation Bureau’s Pink Sheets on December 31, 2008.

The number of shares of Common Stock, no par value, outstanding on December 31, 2008 is 15,510,159 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this report, including the risks set forth under “Risk Factors” in Item 1A.

Throughout this report, we refer to Nature’s Sunshine Products, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.”

EXPLANATORY NOTES

On July 12, 2007, we announced that the Securities and Exchange Commission (“SEC”) had instituted an administrative proceeding pursuant to Section 12(j) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), to suspend or revoke the registration of our common stock under Section 12 of the Exchange Act.  On November 8, 2007, an administrative law judge in an administrative proceeding issued an Initial Decision to revoke the registration of our common stock because of our failure to file required periodic reports. Shortly thereafter, we filed a petition for review with the SEC. On December 5, 2007, the SEC granted our petition for review.

On January 21, 2009, in a proceeding commenced under Section 12(j) of the Exchange Act, the SEC revoked the registration of Nature’s Sunshine Products, Inc.’s common stock.  See Securities Exchange Act of 1934 Release No. 59268 (January 21, 2009) (Admin. Proc. File No 3-12684).  As a result of this order, broker-dealers are not permitted to effect transactions in the Company’s securities until the Company has filed a registration statement on Form 10 pursuant to Section 12(g) of the Exchange Act and such registration statement has become effective.

The order was issued despite our extensive and continuing efforts to resolve our past delinquencies and our recent filings of financial information in order to comply with the SEC’s reporting requirements.  As previously reported, on October 7, 2008, the Company filed with the SEC its Annual Report on Form 10-K for fiscal years 2006 and 2007.  On December 31, 2008, the Company filed with the SEC its Quarterly Reports on Form 10-Q for the first, second and third fiscal quarters of 2008.  Simultaneously with the filing of the Quarterly Reports, the Company amended its previously filed Form 10-K for fiscal year 2007.

On February 12, 2009, the Company filed with the SEC a registration statement on Form 10 to re-register its common stock under the Exchange Act. The registration statement does not contemplate a public offering of the Company’s common stock to raise funds or capital, but instead seeks registration under the Exchange Act of the issued and currently outstanding shares of the Company’s common stock.  The Company’s goal remains to return, as quickly as practicable, such shares to the public markets, although the Company is not able to predict when the registration statement will become effective.  The securities being registered have not been approved or disapproved by any regulatory authority, nor has any such authority passed upon the accuracy or adequacy of the information contained therein.  A copy of the registration statement can be obtained from the SEC website or the Company, by writing Investor Relations, Nature’s Sunshine Products, Inc., 75 East 1700 South, Provo, Utah 84606, or by visiting the Company’s website at www.natr.com.

We cannot predict if any, what outcome the revocation of our registration of our common stock will have on our future operating results.  However, we do not intend to alter our business operations as a result of the revocation order.

PART 1

Item 1. Business

The Company

Nature’s Sunshine Products, Inc., founded in 1972 and incorporated in Utah in 1976, together with our subsidiaries, is primarily engaged in the manufacturing and marketing of nutritional and personal care products. We sell our products worldwide to a sales force of independent Distributors (as defined below) who use the products themselves or resell them to other Distributors or consumers.

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

We also sell our products through a separate division, Synergy Worldwide. Synergy Worldwide sells products in the United States, Japan, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, the Philippines, Indonesia, the United Kingdom, Germany, Austria, the Netherlands and Australia.

Our principal executive office is located at 75 East 1700 South, Provo, Utah 84606. Our telephone number is (801) 342-4300 and our Internet website address is http://www.natr.com. We make available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act as soon as practicable after we electronically file these documents with, or furnish them to, the SEC.

Business Segments

We are principally engaged in one line of business; the manufacturing and marketing of nutritional and personal care products. We conduct our business through three reportable business segments. Two of the reportable business segments operate under the Nature’s Sunshine Products name and are divided based on geographic operations: a United States segment (“NSP United States”) and an international segment (“NSP International”). Our third reportable business segment operates under the Synergy Worldwide name, a division that was acquired by us in 2000. Synergy Worldwide offers products with formulations different from those of the Nature’s Sunshine Products offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products. Information by business segment for each of our last three fiscal years regarding net sales revenue and operating income, and information by business segment as of the end of our last two fiscal years regarding identifiable assets, are set forth in Note 12 of the Notes to Consolidated Financial Statements set forth in Item 8 of this report.

Products and Manufacturing

Our line of over 700 products includes herbal products, vitamins and mineral supplements, personal care products, nutritional drinks, and miscellaneous other products. We purchase herbs and other raw materials in bulk and, after quality control testing, we formulate, encapsulate, tablate or concentrate them, and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our personal care and other miscellaneous products for us in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that our contract manufacturers have complied with our specifications and standards. Our product lines are described below.

Herbal Products

We manufacture a wide selection of herbal products, which are sold in the form of capsules or tablets. These capsules or tablets contain herb powder or a combination of two or more herb powders. We also produce both single herbs and herb combinations in the form of liquid herbs and extracts. Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base. Extracts are created by dissolving powdered herbs into liquid solvents that separate the key elements of the herbs from the fibrous plant material. For the years ended December 31, 2008, 2007 and 2006, herbal products accounted for approximately 49.6, 52.9 and 54.0 percent of net sales revenue for NSP United States, respectively.  We believe these percentages reasonably reflect the proportions experienced by the Company on a consolidated basis.

Vitamins and Mineral Supplements

We manufacture a wide variety of single vitamins, which are sold in the form of chewable or non-chewable tablets. We also manufacture several multiple vitamins and mineral supplements, including a line containing natural antioxidants. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form. For the years ended December 31, 2008, 2007, and 2006, vitamins and mineral supplements accounted for approximately 44.4, 41.6, and 40.3 percent of  net sales revenue for NSP United States, respectively. We believe these percentages reasonably reflect the proportions experienced by the Company on a consolidated basis.

Personal Care Products

We manufacture or contract with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste, and skin cleanser. For the years ended December 31, 2008, 2007, and 2006, personal care products accounted for approximately 2.8, 2.3, and 2.4 percent of net sales revenue for NSP United States, respectively. We believe these percentages reasonably reflect the proportions experienced by the Company on a consolidated basis.

Other Products

We manufacture or contract with independent manufacturers to supply a variety of other products, including a variety of nutritional drinks, homeopathic products, and powders. For the years ended December 31, 2008, 2007, and 2006, other products accounted for approximately 3.2, 3.2, and 3.3 percent of net sales revenue for NSP United States, respectively. We believe these percentages reasonably reflect the proportions experienced by the Company on a consolidated basis.

Distribution and Marketing

Our independent Distributors market our products to consumers through direct-selling techniques, as well as sponsor other Distributors. We seek to motivate and provide incentives to our independent Distributors by offering high quality products and providing our Distributors with product support, training seminars, sales conventions, travel programs, and financial benefits.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Columbus, Ohio; Dallas, Texas; and Atlanta, Georgia. Each international operation maintains warehouse facilities with inventory to supply its customers.

Demand for our products is created primarily from our independent Distributors. As of December 31, 2008, we had approximately 729,600 active Distributors worldwide, which included approximately 225,000 Distributors in the United States. A person who joins our independent sales force begins as a “Distributor.” An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor. Each Distributor is required to renew his or her distributorship on a yearly basis; our experience indicates that, on average, approximately 45 percent of our Distributors renew annually. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. A Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities. As of December 31, 2008, we had approximately 26,000 Managers worldwide, including approximately 6,200 Managers in the United States. Managers resell our products to Distributors within their sales group, sell our products directly to consumers, or use the products themselves. Historically, on average, approximately 60 percent of Distributors appointed as Managers have continued to maintain that status annually.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our United States operation extends short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions (“Volume Incentives”) to our Managers and Distributors based upon the amount of sales group product purchases. Generally, a portion of these Volume Incentives are paid to the applicable Manager as a rebate for product purchases made by the Manager and the Manager’s down-line Distributors. Volume Incentives are recorded as an expense in the year earned. The remaining portion of these Volume Incentives is paid in the form of commissions for purchases made by the Manager’s down-line Distributors. The amounts of Volume Incentives that we paid during the years ended December 31, 2008, 2007, and 2006 are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive Volume Incentives, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, sales convention privileges, and travel awards.

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

Trademarks and Trade Names

We have obtained trademark registrations of our basic trademark, Nature’s Sunshine®, and the landscape logo for all of our Nature’s Sunshine Products product lines. We have also obtained trademark registrations for Synergy® for all of our Synergy Worldwide product lines. We hold trademark registrations in the United States and in many other countries. Our customers’ recognition and association of our brands and trademarks with quality is an important element of our operating strategy.

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

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and sell brands that are, through advertising and promotions, better known to consumers. We compete in the nutritional and personal care industry against companies that sell through retail stores as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, discount stores, etc. In addition to competition with these manufacturers and retailers, we compete for product sales and independent distributors with many other direct sales companies, including Herbalife, Pharmanex (NuSkin), USANA, Shaklee, Mannatech and Amway. The principal competitors in the retail encapsulated and tableted herbal products market include Nature’s Way, NOW, Rexall Sundown, and Nutraceuticals. We believe that the principal components of competition in the direct sales marketing of nutritional and personal care products are quality, price, and brand recognition. In addition, the recruitment, training, travel, and financial incentives for the independent sales force are important factors.

Research and Development

We conduct research and development activities at our manufacturing facility located in Spanish Fork, Utah. Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $2.0 million in 2008, and $1.9 million in each of 2007 and 2006. During the three years in the period ended December 31, 2008, we did not contract for any third-party research and development.

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

Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies. The most active of these is the Food and Drug Administration (“FDA”), which regulates our products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder. The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the “NLEA”) and the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”).

FDA regulations relating specifically to foods and dietary supplements for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic labeling requirements for both foods and dietary supplements. Additionally, FDA regulations require us to meet relevant good manufacturing practice regulations for the preparation, packaging and storage of our food and dietary supplements.

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

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the country’s ministry of health or comparable agency.  Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals.  We must also comply with product labeling and packaging regulations that vary from country to country.  Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

Employees

The number of individuals we employed as of December 31, 2008 was 1,183. We believe that our relations with our employees are satisfactory.

International Operations

A significant portion of our net sales are concentrated within the United States, which represents 39.7 percent of net sales in 2008. Outside of the United States, Russia is now our largest market, representing 11.7 percent of net sales during 2008, while Japan and Ukraine follow close behind, representing 10.2 and 9.6 percent of net sales during 2008, respectively. As we continue to expand internationally, our operating results will likely become more sensitive to economic and political conditions in foreign markets, as well as to foreign currency fluctuations.  A breakdown of net sales revenue by region in 2008, 2007, and 2006 is set forth below.

(Dollar amounts in thousands)

Year Ended December 31,	2008		2007		2006
Net Sales Revenue:
United States	$151,332	39.7%	$152,943	41.7%	$157,132	43.4%
Foreign
Japan	38,972	10.2	45,554	12.4	52,301	14.4
Russia	44,768	11.7	34,314	9.4	28,394	7.8
Ukraine	36,398	9.6	24,251	6.6	12,224	3.4
Other	109,829	28.8	109,585	29.9	112,171	31.0
Total Foreign	229,967	60.3	213,704	58.3	205,090	56.6
	$381,299	100.0%	$366,647	100.0%	$362,222	100.0%

Our sales of nutritional and personal care products are established internationally in Japan, Mexico, Central America, Canada, Venezuela, South Korea, Dominican Republic, Ecuador, the United Kingdom, Colombia, Thailand, Peru, Singapore, Israel, Brazil, Taiwan, Malaysia, Indonesia, the Philippines, Hong Kong, China, Poland, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, Belarus, Germany, the Netherlands, Austria, and Australia. We also export our products to numerous other countries, including Argentina, Chile, New Zealand, and Norway.

Our international operations are conducted in a manner we believe is comparable with those conducted in the United States; however, in order to conform to local variations, economic realities, market customs, consumer habits, and regulatory environments, differences often exist in the products and in the distribution and marketing programs.

Our international operations are subject to many of the same risks faced by our United States operations, including competition and the strength of the local economy. In addition, our international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The significance of these risks increases as our international operations continue to expand. A significant portion of our long-lived assets are located in the United States, Mexico and Venezuela.  Information by region for each of our last two fiscal years regarding our long-lived assets is set forth in Note 12 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this report.

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

Risk Factors Related to Delayed Financial Reporting and Revocation of the Registration of Our Common Stock under the Securities Exchange Act

The delay in reporting our financial statements and related events has had, and will continue to have, a material adverse effect on us.

Because of the delay in completing our financial statements for the years ended December 31, 2007, 2006, and 2005, and our restatement of prior period financial statements, we were unable to timely file our required periodic reports with the SEC since March 2006.  Prior to December 31, 2008, we had not filed any Quarterly Reports on Form 10-Q since November 2005.  We did not timely file our Annual Reports on Form 10-K for the years ended December 31, 2007, 2006, or 2005 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008.  As a result of these events, the registration of our common stock under the Exchange Act was revoked on January 21, 2009.  We have become subject to significant risks and occurrences relating to the following matters:

•                  Illiquidity of our common stock;

•                  Limitations on access to public capital markets;

•                  Inability of our common stock to trade on a recognized exchange and potential inability to re-list on a recognized exchange;

•                  Inability of registered broker-dealers to effect trades in our outstanding stock;

•                  Impact of material weaknesses in internal controls over financial reporting;

•                  Potential changes in tax liabilities; and

•                  Outcome of civil litigation.

The revocation of the registration of our common stock could continue to adversely affect the liquidity of our common stock.

On January 21, 2009, the SEC revoked the registration of Nature’s Sunshine Products, Inc.’s common stock.  See Securities Exchange Act of 1934 Release No. 59268 (January 21, 2009) (Admin. Proc. File No. 3-12684).  Given that broker-dealers are not permitted to effect transactions in shares of our common stock until the Company files a new registration with the SEC under the Exchange Act that becomes effective, the liquidity of our common stock could continue to be adversely affected.

On February 12, 2009, the Company filed with the SEC a registration statement on Form 10 to re-register its common stock under the Exchange Act.  Once the common stock has been registered, the liquidity will depend on the extent to which brokers apply to make a market in our stock.  There can be no assurance as to if or when an active market will exist.  It is our intention to apply to list the common stock on a recognized securities exchange.  However, there can be no assurance that this effort will be successful or when such a listing might be effective.

We have had material weaknesses in our internal controls over financial reporting.

As discussed in Item 9A of this report, “Controls and Procedures,” our management team for financial reporting, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. Management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, because of the continued existence of material weaknesses related to accounting for taxes, the financial reporting process, and information technology systems.  A “material weakness” is defined under auditing rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

The Company has taken, or anticipates taking, various steps to remediate all of these material weaknesses.  For example, with respect to our accounting for income taxes, we have hired a new Tax Director and have utilized various outsourced service providers for tax consulting services to assist in our accounting for income taxes.  Although we have made and are continuing to make improvements in our internal controls, if we are unsuccessful in our focused effort to effectively remediate the weaknesses in our internal controls over financial reporting over time, it may adversely impact our ability to report our financial condition and results of operations in the future accurately and in a timely manner, and may potentially adversely impact our reputation with stakeholders.

We are subject to ongoing investigations by the SEC and the United States Department of Justice.

In March 2006, we voluntarily disclosed to the SEC certain information related to a previously disclosed independent investigation by the Company’s Audit Committee. Since that time, the SEC has subpoenaed certain documents and voluntarily requested other information in connection with its subsequent investigation related to these events, which the Company has provided. We are cooperating fully with this investigation. We cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on our financial statements.

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

Litigation arising in connection with our internal investigation and the restatement of our financial statements could adversely affect our financial condition, results of operations, or cash flows.

As of December 31, 2008, we had one securities class-action lawsuit pending against us, former members of our Board of Directors and present and former members of management that relate to the internal investigation and the restatement of our financial statements. The lawsuit and other legal matters in which we have become involved following the announcement of the restatement are described in Item 3, “Legal Proceedings.”  The securities class-action lawsuit is currently in the early stages of discovery.  The court granted in part the plaintiffs’ motion to certify the class on September 25, 2008. The trial is not scheduled to commence until April 19, 2010. We are not able to predict the outcome of the litigation; however, if we are unsuccessful in our efforts to defend against the allegations raised in the litigation, our business and financial condition would likely be negatively impacted. Among other consequences of a negative outcome of the litigation, we could become obligated to pay damages in an amount that would adversely affect our financial condition, results of operations, or cash flows.

The Company has also received a demand from a shareholder seeking to require the Company to take action against current and former officers and directors of the Company to recover all damages sustained by the Company as a result of their alleged misconduct, and threatening to commence a derivative action if the Company fails to act.  The Company is vigorously defending against these allegations, but there can be no assurances that these defenses will be successful.

In addition to the possibility that we could become subject to damages resulting from the matter described above, the current lawsuit and other legal matters could have a disruptive effect upon the operation of our business and consume the time and attention of our senior management. In addition, we are likely to incur substantial expenses in connection with such matters, including substantial fees for attorneys.

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

As previously announced, in October 2005, our Audit Committee conducted an internal investigation, which initially focused on certain of our foreign operations, but subsequently expanded to include other matters related to our financial statements and financial reporting. The internal investigation and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, and has diverted management’s attention from our business. If the Company incurs substantial expenses related to the internal investigation in the future, it could have an adverse effect on our financial condition, results of operations, or cash flows in future periods.

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

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of our major product groups are subject to regulation by numerous domestic and foreign governmental agencies and authorities. These include the FDA, the FTC, the CPSC, the USDA, and state regulatory agencies as well as regulatory agencies in the foreign markets in which we operate. The markets in which we operate have varied regulations which often require us to reformulate products for specific markets, conform product labeling to market regulations, and register or qualify products or obtain necessary approvals with the applicable governmental authorities in order to market our products in these markets. Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, limits on advertising, consumer redress, divestitures of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us could materially affect our ability to successfully market our products.

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local, or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations. We can neither predict the nature of such future laws, regulations, interpretations, or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation. Any or all such requirements could have a material negative impact on our financial position, results of operations, or cash flows.

If we are unable to attract and retain independent Distributors, our business could suffer.

We rely on our independent Distributors to market and sell our products through direct marketing techniques, as well as sponsoring other Distributors. Many Distributors sell our product on a part-time basis to friends or associates or use the products for themselves. Our Distributors may terminate their service at any time, and, like most direct selling companies, we experience high turnover among Distributors from year to year. Each Distributor is required to renew his or her distributorship on a yearly basis; our experience indicates that, on average, approximately 45 percent of our Distributors renew annually. As a result, we need to continue to retain existing Distributors and recruit additional Distributors in order to maintain and/or increase sales in the future.

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

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. For instance, in the first fiscal quarter of 2009, we began to see changes in our consumer spending habits in the United States, Russia, Asian and Latin American markets due to the current general economic slowdown, which has resulted in lower net sales of our products. The current general economic slowdown in the markets in which we do business and an uncertain economic outlook may continue to adversely affect consumer spending habits and customer traffic, which may result in lower net sales of our products.  A prolonged global economic downturn could have a material negative impact on our financial position, results of operation, or cash flows.

Currency exchange rate fluctuations could lower our revenue and net income.

In 2008, we recognized approximately 60.3 percent of our revenue in markets outside the United States, and we recognize 35.9 percent of our revenue in each market’s respective local currency (other than the U.S. dollar). We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. Because a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. These fluctuations had a generally positive effect on our revenue in 2008 as compared to 2007.  However, during the fourth quarter for the year ended December 31, 2008, we began to see a decline in our global net sales of our products of approximately 4.7 percent as result of changes in global economic conditions in the markets in which our business segments operate.  The decline is primarily driven by strengthening of the U.S. dollar against most major currencies. In the first fiscal quarter of 2009, we have experienced a continuing decline in our global net sales as a result of the U.S. dollar continuing to strengthen against most major currencies, which is a reversal of the trend for prior years.  For instance, the U.S. dollar has increased approximately 5.7 percent through February 2009 against the Mexican peso compared to the year ended December 31, 2008 and 33.5 percent against the Mexican peso compared to the same period last year. If exchange rates were to change in future periods relative to those experienced in 2008, it could have a disproportionate impact on our revenue in these future periods. As operations expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition.

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

Our ability to attract and retain Distributors, as well as their ability to maintain or grow sales in the future, can be affected by either adverse publicity or negative public perception in regards to our industry, our competition, our direct marketing model, the quality or efficacy of nutritional product supplements and ingredients, and our business generally. There can be no assurance we will not be subject to adverse publicity or negative public perception in the future or that it would not have an adverse or material negative impact on our financial position, results of operations, or cash flows.

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

Despite our best efforts to be aware of and comply with such laws and changes to the interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to these changes, and such changes could have a material negative impact on our financial position, results of operation, or cash flows.

Our business is subject to intellectual property risks.

Most of our products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers, who produce products with many active ingredients in common, and the rapid change and frequent reformulation of products make patent protection impractical. As a result, we enter into confidentiality agreements with certain of our employees in our research and development activities, our independent associates, suppliers, directors, officers, and consultants to help protect our intellectual property, investment in research and development activities and trade secrets. We have also obtained trademarks for the Nature’s Sunshine Products name and logo as well as the Synergy Worldwide name. There can be no assurance that our efforts to protect our intellectual property and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against us for infringement of intellectual property rights, which could result in our business being required to obtain licenses for such rights, payment of royalties, or the termination of our manufacturing of infringing products, all of which could have a material negative impact on our financial position, results of operations, or cash flows.

Product liability claims could harm our business.

As a manufacturer and distributor of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury to consumers due to tampering by unauthorized third parties or product contamination. We have historically had a very limited number of product claims or reports from individuals who have asserted that they have suffered adverse consequences as a result of using our products. We have established a wholly-owned captive insurance company to provide us with product liability insurance coverage and have accrued an amount that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based upon our history. There can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations, or cash flows.

  Inventory obsolescence due to finite shelf lives could adversely affect our business.

In order to provide a high level of product availability to our independent Distributors and Managers, we maintain a considerable inventory of raw materials in the United States and of finished goods in every country in which we sell our products. Our inventories of both raw materials and finished goods have finite shelf lives. If we overestimate the demand for our products, we could experience significant write-downs on our inventory due to obsolescence. Such write-downs could have a material negative impact on our financial position, results of operations, or cash flows.

System failures could harm our business.

Like many companies, our business is highly dependent upon our information technology infrastructure to effectively and efficiently manage our operations, including order entry, customer billing, accurately tracking purchases and volume incentives, and managing accounting, finance, and manufacturing operations. The occurrences of natural disasters or other unanticipated problems could result in interruptions in our day-to-day business that could adversely affect our business. We have a disaster recovery plan in place to mitigate the risk. Nevertheless, there can be no assurance that a long-term failure or impairment of any of our information systems would not adversely affect our ability to conduct our day-to-day business.

The Company could incur obligations relating to the activities of our Distributors.

We sell our products worldwide to a sales force of independent Distributors who use the products themselves or resell them to other Distributors or consumers. In the event that local laws and regulations or the interpretation of locals laws and regulations change and require us to treat our independent Distributors as employees, or if our Distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment related taxes and penalties. Our Distributors also operate in jurisdictions, where local legislation and governmental agencies require us to collect and remit taxes such as sales tax or value-added taxes. In addition, there is the possibility that some jurisdictions could seek to hold the Company responsible for false product claims or the negligent actions of an independent Distributor. If the Company were found to be responsible for any of these issues related to our Distributors, it could have a material negative impact on our financial position, results of operations, or cash flows.

Changes in key management could materially adversely affect the Company.

We believe our success depends in part on our ability to retain our executive officers, and to continue to attract additional qualified individuals to our team. We have entered into employment agreements with each of our named executive officers, which we believe achieves two important goals crucial to our long-term financial success: the long-term retention of our senior executives and their commitment to the attainment of our strategic objectives. However, we cannot guarantee the continued service by our key officers. The loss or limitation of any of our executive officers or the inability to attract additional qualified management personnel could have a material negative impact on our financial position, results of operations, or cash flows. We do not carry key man insurance on the lives of any of our executive officers.

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

None.

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

We own approximately 60,000 square feet of office and warehouse space in Mexico and approximately 13,000 square feet of office and warehouse space in Venezuela. These facilities support NSP International.

We also own approximately 53 acres of undeveloped land in Springville, Utah and approximately 8 acres of undeveloped land in Provo, Utah.

We lease properties used primarily as distribution warehouses located in Columbus, Ohio; Dallas, Texas; Atlanta, Georgia; and Spanish Fork, Utah; as well as offices and distribution warehouses in Pleasant Grove, Utah; Japan; Mexico; Central America; Canada; Venezuela; South Korea; the Dominican Republic; Ecuador; the United Kingdom; Colombia; Thailand; Peru; Singapore; Israel; Brazil; Taiwan; Indonesia; Malaysia; the Philippines; Poland; China; and Australia. We believe these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs. During our fiscal years 2008, 2007, and 2006, we spent approximately $5.9 million, $5.2 million, and $5.3 million, respectively, for all of our leased facilities.

Item 3. Legal Proceedings

The Company is party to various legal proceedings, including those noted below.  Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur.  Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our business, financial position, results of operations, cash flows or prospects for the period in which the ruling occurs or future periods.  The Company maintains directors’ and officers’ liability, product liability, general liability and excess liability insurance coverage.  However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Class-Action Litigation

Between April 3, 2006 and June 2, 2006, five separate shareholder class-action lawsuits were filed against the Company and certain of its present and former officers and directors in the United States District Court for the District of Utah. These matters were consolidated and on November 3, 2006, the plaintiffs filed a consolidated complaint (the “Consolidated Complaint”) against the Company, the Company’s Chief Executive Officer and former director, Douglas Faggioli, the Company’s former Chief Financial Officer, Craig D. Huff, and a former director and former Chair of the Company’s Audit Committee, Franz L. Cristiani. The Consolidated Complaint asserts three separate claims on behalf of purchasers of the Company’s common stock: (1) a claim against Mr. Faggioli and the Company for violation of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, alleging that Mr. Faggioli made a series of alleged material misrepresentations to the investing public; (2) a claim against Mr. Faggioli and the Company for violation of Section 10(b) and Rule 10b-5, alleging that Mr. Faggioli made a series of misrepresentations to the Company’s then independent auditor, KPMG, LLP (“KPMG”), for the purpose of obtaining unqualified or “clean” audit opinions and review opinions from KPMG concerning certain of the Company’s annual and quarterly financial statements; and (3) a claim against Messrs. Faggioli, Huff and Cristiani for violation of Section 20(a) of the Exchange Act, alleging that the individual defendants have “control person” liability for the previously-alleged violations by the Company. The Consolidated Complaint seeks an unspecified amount of compensatory damages, together with interest thereon, litigation costs and expenses, including attorneys’ fees and expert fees, and any such other and further relief as may be allowed by law.

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

The case is currently in the early stages of discovery. The trial is not scheduled to commence until April 19, 2010. Although the Company and the other defendants are vigorously defending against the allegations in the lawsuit, and the Company intends to continue doing so, the Company is not able at this time to predict the outcome of this litigation or whether the Company will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Company.

The Company maintains insurance that may provide coverage for the potential consequences of a negative outcome of the litigation described above. The Company has given notice to its insurers of the claims and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of the Company’s restatement of its financial statements. There can be no assurance that the insurers will not seek to deny coverage or rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will exceed the available insurance.  Moreover, there can be no assurance as to our ability to obtain insurance coverage in the future, or as to the cost of such insurance.

Threatened Derivative Lawsuits

By letter dated October 4, 2007, a shareholder of the Company alleged that a number of the current and former officers and directors of the Company breached their fiduciary duties to the Company by supposedly engaging in the same alleged wrongdoing that is the subject of the class-action lawsuit. The shareholder demanded that the Company take action to recover from the specified officers and directors all damages sustained by the Company as a result of the alleged misconduct, and threatened to commence a derivative action if the Company failed to act on the shareholder’s demand within a reasonable period of time.

On December 26, 2007, before the expiration of the Company’s allotted 90-day period for responding to the demand, the shareholder presented a second but substantively identical demand on the Company, thereby triggering a new 90-day response period. The Company’s Board of Directors responded to this demand on March 20, 2008, rejecting the shareholder’s demands.

On May 21, 2008, the same shareholder filed a summons and complaint in the Fourth Judicial District Court for the State of Utah seeking an order compelling the Company to produce certain books and records to the shareholder. The Company filed its answer to the complaint on June 12, 2008.

Although the Company and the other defendants are vigorously defending against the allegations in the threatened derivative lawsuit above, management believes that it is not possible at this time to predict the outcome of this litigation or whether the Company will incur any liability associated to the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Company.

SEC and DOJ Investigations

In March 2006, the Company voluntarily disclosed to the SEC certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the SEC has subpoenaed certain information and requested that the Company voluntarily provide other information in connection with its subsequent investigation related to these events, which the Company has provided. The Company is cooperating fully with this investigation. The Company cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on our financial statements.

In March 2006, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the DOJ has requested that the Company voluntarily provide documents and other information in connection with its subsequent investigation related to these events. The Company is cooperating fully with this investigation. The Company cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on the financial condition, results of operations, or cash flows of the Company.

SEC Section 12(j) Proceeding

On July 12, 2007, the Company announced that the SEC had instituted administrative proceedings pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of its common stock. On November 8, 2007, an administrative law judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock. Shortly thereafter, the Company filed a petition for review with the SEC. On December 5, 2007, the SEC granted the Company’s petition for review. The SEC heard oral argument from both the Company and the SEC staff on January 7, 2009.  On January 21, 2009, the SEC issued a final order revoking the registration of its common stock.  As a result of this order, broker-dealers are not permitted to effect transactions in the Company’s securities until the Company’s registration statement on Form 10, which was filed with the SEC on February 12, 2009, becomes effective.  Although the Company’s goal remains to return, as quickly as practicable, its common stock to the public markets, the Company cannot predict when the registration statement will be come effective.

Other Litigation

One of the Company’s foreign subsidiaries is a defendant in litigation regarding primarily employee-related matters. The Company has recorded accruals of approximately $0.1 million related to this litigation, which is included in accrued liabilities.

The Company is party to various other legal proceedings in several foreign jurisdictions related to VAT assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any, therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $1.1 million.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock was traded on the Nasdaq National Market System (symbol “NATR”) until April 5, 2006, the date that the Nasdaq Listing Qualifications Panel determined to delist our common stock from The Nasdaq National Market. Since the delisting of our stock from Nasdaq National Market, our stock was traded on the Pink Sheets (symbol NATR.PK) until the revocation of our common stock registration on January 21, 2009. The information in the table below reflects the high and low bid information of our stock from January 1, 2007 through December 31, 2008.

	Market Prices			Market Prices
2008	Best Ask	Best Bid	2007	Best Ask	Best Bid
First Quarter	$11.00	$7.01	First Quarter	$12.60	$11.45
Second Quarter	9.25	6.60	Second Quarter	12.35	10.20
Third Quarter	9.00	6.35	Third Quarter	14.45	11.50
Fourth Quarter	8.40	4.00	Fourth Quarter	12.50	8.10

The Pink Sheets quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Recent Sales of Unregistered Securities

Since January 1, 2006, we have issued and sold the following unregistered securities:

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

Dividends

There were 1,069 shareholders of record as of December 31, 2008. During the fiscal years 2008 and 2007, the Company paid quarterly cash dividends of $0.05 per common share. On February 19, 2009, the Company declared quarterly cash dividends of $0.05 per common share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding the Company’s equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	127,840	$11.69	—
Equity compensation plans not approved by security holders	135,300	11.85	—
Total	263,140	$11.77	—

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2003 along with the composite prices of companies listed in the Nasdaq and our peer group. Standard & Poor’s Investment Services has provided us with this information. The comparisons in the graph are required by regulations of the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies in our peer group are USANA Health Sciences, Inc., Nu Skin Enterprises, Inc., Herbalife International, Inc., and Mannatech Incorporated.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Nature’s Sunshine Products, Inc.	$100.00	$244.99	$219.95	$143.02	$119.70	$78.94
Nasdaq Index	100.00	108.41	110.79	122.16	134.29	79.25
Peer Group	100.00	143.28	115.16	137.45	124.26	76.92

Item 6. Selected Financial Data

The selected consolidated financial data presented below is summarized from our results of operations for each of the five years in the period ended December 31, 2008, as well as selected consolidated balance sheet data as of December 31, 2008, 2007, 2006, 2005, and 2004.

(Dollar and Share Amounts in Thousands, Except for Per Share Information)

Income Statement Data

	Net Sales Revenue	Cost of Goods Sold	Volume Incentives	Selling, General and Administrative	Operating Income	Income Before Income Taxes	Net Income (Loss)
2008	$381,299	$71,874	$148,139	$155,688	$5,598	$6,468	$(1,838)
2007	366,647	70,996	143,884	148,706	3,061	4,465	(8,237)
2006	362,222	68,745	145,827	139,645	8,005	8,629	(3,565)
2005	351,684	67,593	144,125	128,381	11,585	11,423	3,504
2004	325,324	61,263	129,752	115,299	19,010	20,702	11,772

Balance Sheet Data

	Working Capital	Current Ratio	Inventories	Property, Plant and Equipment, Net	Total Assets	Long-Term Liabilities	Shareholders’ Equity
2008	$30,200	1.39	$39,558	$30,224	$164,276	$32,679	$53,677
2007	32,017	1.42	35,249	28,282	165,338	27,986	60,392
2006	23,968	1.31	38,639	30,581	148,347	2,190	68,186
2005	27,928	1.40	34,988	34,075	147,286	2,284	75,407
2004	34,181	1.53	35,444	35,869	143,981	3,491	75,854

Common Share Summary

	Cash Dividend Per Share	Basic Net (Loss) Income Per Share	Diluted Net (Loss) Income Per Share	Basic Weighted Average Shares	Diluted Weighted Average Shares
2008	$0.20	$(0.12)	$(0.12)	15,510	15,510
2007	0.20	(0.53)	(0.53)	15,495	15,495
2006	0.20	(0.23)	(0.23)	15,344	15,344
2005	0.20	0.23	0.23	15,211	15,515
2004	0.20	0.79	0.76	14,917	15,478

Other Information

	Number of Independent Managers	Square Footage of Property in Use	Number of Employees
2008	26,002	731,277	1,183
2007	24,115	706,519	1,170
2006	24,292	852,235	1,181
2005	21,309	816,296	1,100
2004	18,374	921,677	1,069

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

We also sell our products through a separate division and operating business segment, Synergy Worldwide, which was acquired by us in 2000. Synergy Worldwide offers products with formulations different from those of the Nature’s Sunshine Products offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products to warrant accounting for these operations as a separate business segment. Synergy Worldwide sells products in Japan, the United States, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, the Philippines, Indonesia, the United Kingdom, Germany, Austria, the Netherlands, and Australia.

In 2008, we experienced net sales revenue growth overseas in our NSP International business segment of approximately 16.2 percent, while our domestic business segment net sales increased approximately 1.2 percent and our Synergy Worldwide business segment experienced a decline in net sales revenue of approximately 16.8 percent due primarily to the loss of several key distributor networks. Over the same period, our cost of goods sold decreased as a percentage of net sales revenue as a result of decreased importation and purchasing costs in some of our markets, while our selling, general and administrative expenses increased somewhat primarily as a result of costs associated with expanding our infrastructure in Russia and Eastern Europe to support our continued growth, as well as costs to enter new markets in China and Europe.

During the fourth quarter for the year ended December 31, 2008, we began to see a decline in our global net sales of our products of approximately 4.7 percent as a result of changes in global economic conditions in the markets in which our business segments operate.  The decline is primarily driven by strengthening of the U.S. dollar against most major currencies. In the first fiscal quarter of 2009, we have experienced a continuing decline in our global net sales as a result of the U.S. dollar continuing to strengthen against most major currencies, which is a reversal of the trend for prior years.  For instance, the U.S. dollar has increased approximately 5.7 percent through February 2009 against the Mexican peso compared to the year ended December 31, 2008 and 33.5 percent against the Mexican peso compared to the same period last year.  In addition, we began to see changes in consumer spending habits in the United States, Russian, Asian and Latin American markets due to the current general economic slowdown, which has resulted and may continue to result in lower net sales of our products.  A prolonged global economic downturn could have a material adverse effect on our financial position, results of operation, or cash flows.

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

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed, generally when the merchandise has been delivered. The amount of the volume incentive is determined based upon the amount of qualifying purchases in a given month. It is necessary for the Company to make estimates about the timing of when merchandise has been delivered.  These estimates are based upon the Company’s historical experience related to time in transit, timing of when shipments occurred, and shipping volumes. Amounts received for undelivered merchandise are recorded as deferred revenue. From time to time, the Company’s United States operation extends short-term credit associated with product promotions. In addition, for certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within the country of operation. Payments to Distributors and Managers for sales incentives or rebates are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales. Membership fees are recorded as revenue over the life of the membership, primarily one year. Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

A reserve for product returns is recorded based upon historical experience.  The Company allows Distributors or Managers to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more restrictive.   Sales returns for the years 2008, 2007, and 2006, were approximately $0.1 million, $0.1 million, and $0.1 million, respectively.

Investments

The Company’s available-for-sale investment portfolio is recorded at fair value and consists of various fixed income securities such as U.S. government and state and municipal bonds, mutual funds, and equity securities.  These investments are valued using (a) quoted prices for identical assets in active markets or (b) from significant inputs that are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.  The Company’s trading portfolio is recorded at fair value and consists of various mutual funds that are valued using quoted prices in active markets.

The Company’s restricted investments include auction rate preferred investments that have failed at auction during the first quarter of 2008 and are recorded at fair value.  The auction-rate securities consist primarily of AAA securities.  In determining the fair value of the Company’s restricted investments at December 31, 2008, the Company has taken into consideration fair values determined by the financial institutions, current credit rating of the underlying securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and its current liquidity position.  In January 2009, the Company redeemed these securities at par value.

If any of our investments experience a decline in fair value that is determined to be other-than-temporary, based on analysis of relevant factors, we record a realized loss in our consolidated statements of operations. Management judgment is involved in evaluating whether a decline in an investment’s fair value is other-than-temporary. We analyze relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time in order to enable recovery of our cost. New information and the passage of time can change these judgments. We revise impairment judgments when new information becomes known or when we do not anticipate holding the investment until recovery and record any resulting impairment charges at that time.  As of December 31, 2008, our investments did not have significant gross unrealized losses.

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

Self-insurance Liabilities

As a manufacturer and distributor of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury to consumers due to tampering by unauthorized third parties or product contamination. We have historically had a very limited number of product claims or reports from individuals who have asserted that they have suffered adverse consequences as a result of using our products. These matters have historically been settled to our satisfaction and have not resulted in material payments. We have established a wholly-owned captive insurance company to provide us with product liability insurance coverage and have accrued an amount that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based upon our history. However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations, or cash flows.

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

Incentive Trip Accrual

We accrue for expenses for incentive trips associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded. We have accrued convention and meeting costs of approximately $4.5 million and $5.5 million at December 31, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. At December 31, 2008 and 2007, the Company did not consider any of its long-lived assets to be impaired.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

As of December 31, 2008, we had foreign income tax net operating loss carryforwards of $6.8 million that will expire at various dates from 2009 through 2012. The Company had approximately $3.5 million of foreign tax credits, which begin to expire at various times starting in 2012.

We believe that it is more likely than not that the benefit from certain deferred tax assets, including foreign net operating loss carryforwards and foreign tax credits, will not be realized. In recognition of this risk, we have provided a valuation allowance of $14.0 million for certain deferred tax assets at December 31, 2008, including foreign net operating loss carryforwards and foreign tax credits. If our assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2008 will be accounted for as a reduction of income tax expense.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Net sales revenue	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of goods sold	18.8	19.4	19.0
Volume incentives	38.9	39.2	40.3
Selling, general and administrative	40.8	40.6	38.5
	98.5	99.2	97.8

Operating Income	1.5	0.8	2.2

Other Income (Expense):
Interest and other income, net	0.5	0.4	0.4
Interest expense	—	—	(0.2)
Foreign exchange losses, net	(0.3)	—	—
	0.2	0.4	0.2

Income Before Provision for Income Taxes	1.7	1.2	2.4
Provision for Income Taxes	2.2	3.5	3.4

Net Loss	(0.5)%	(2.3)%	(1.0)%

 Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2008 was $381.3 million compared to $366.6 million in 2007, an increase of approximately 4.0 percent. During 2008, the increase in net sales revenue is primarily due to continued growth in NSP International.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 26,000 and 24,100 at December 31, 2008 and 2007, respectively. Active Distributors totaled approximately 729,600 and 698,700 at December 31, 2008 and 2007, respectively. We anticipate the number of active Distributors to increase as we expand our existing operations, enter new international markets, and as current Distributors grow their businesses.

Net sales revenue related to the NSP United States business segment operations were $150.1 million and $148.3 million for the years ended December 31, 2008 and 2007, respectively, or an increase of 1.2 percent in 2008 compared to 2007.  This growth is partially due to a reduction of some of the rebates provided to Distributors associated with some of our products, as well as increase in shipping charges to customers as a result of fuel surcharges during the current year as a result of increasing fuel costs.

NSP International net sales revenue increased to $174.1 million in 2008 compared to $149.8 million in 2007, an increase of approximately 16.2 percent. The increase in international net sales revenue in 2008 compared to 2007 is primarily the result of continued growth in our operations in Russia and Ukraine.  The increase in net sales revenue reflects the continued increase in Distributors and Managers in the Company’s international operations as well as foreign currency exchange rate fluctuations which positively impacted revenues by $1.8 million or 1.2 percent compared to the prior year.   Approximately $1.3 million of the benefit is the result of positive currency fluctuations in Japan, as the yen strengthened significantly in relation to the U.S. dollar in 2008. The effects of currency fluctuations on sales are immaterial in the aggregate for the remaining markets of NSP International.

Synergy Worldwide net sales revenue decreased to $57.1 million in 2008 compared to $68.6 million in 2007, a decrease of approximately 16.8 percent. The decrease in Synergy Worldwide net sales is primarily due to the loss of key Distributor networks as a result of increased competition in the United States and Japanese markets.  We do not expect significant future declines in the United States and Japanese markets as a result of the loss of these key Distributors networks.  This decrease was partially offset by foreign currency exchange rate fluctuations that contributed $2.6 million for the year ended 2008 compared to the prior year. The strengthening of the Japanese yen contributed to $3.7 million of this increase, which is offset by a $1.1 million decrease in sales as a result of the Korean won weakening in relation to the U.S. dollar.    The effects of currency fluctuations on sales are immaterial in the aggregate for the remaining markets of Synergy Worldwide.

Further information related to the NSP United States, NSP International and Synergy Worldwide is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased to 18.8 percent in 2008 compared to 19.4 percent in 2007.   This improvement is primarily as a result of decreased importation and purchasing costs in some of our foreign markets, as a result of their currencies strengthening in relation to the U.S. dollar.  In particular, these markets include Japan and Mexico, which account for a significant portion of consolidated net sales.  In addition, we were able to raise prices, while maintaining level inventory costs in our Russian, Ukraine, and other eastern European markets.

Volume Incentives

Volume Incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume Incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  Volume Incentives as a percent of net sales revenue decreased to 38.9 percent in 2008 compared to 39.2 percent in 2007.  The decrease is partially due to changes in Volume Incentive programs for some products sold within the United States as well as the result of fuel surcharges included in net sales revenue within the United States for which there is no Volume Incentive.

Selling, General and Administrative

Selling, general and administrative expenses increased to 40.8 percent of net sales revenue in 2008 compared to 40.6 percent in 2007.  In absolute terms, our selling, general and administrative expenses increased by $7.0 million in 2008 compared to 2007, from $148.7 million to $155.7 million.  The increase in selling, general and administrative expenses is primarily as a result of increased spending of approximately $7.6 million in our Russian and Eastern European markets for infrastructure to support our continued growth and costs of approximately $2.1 million for entering new markets in China and Europe (of which $1.1 million is related to Synergy Worldwide).  Foreign currency fluctuations negatively impacted general and administrative expenses by approximately $1.5 million, of which $0.7 million was related to Synergy Worldwide. These costs were offset by decreases of approximately $3.4 million in our Synergy Worldwide operations (excluding costs for entering new markets and the effect of foreign currency fluctuations) as a result of cost cutting initiatives to help bring operating costs more in line with the division’s reduced net sales revenue. These initiatives include reducing the division’s consulting fees, professional fees, travel, personnel, office and warehouse rent expense through the termination and renegotiation of leases, as well as other selling expenses.  We continue to evaluate and explore ways to reduce costs for Synergy Worldwide.

Operating Income

Operating income increased $2.5 million in 2008 compared to 2007, from $3.1 million to $5.6 million.  The operating loss for NSP United States increased $0.6 million to $5.9 million compared to $5.3 million in the prior year.  This increase is primarily related to the Company’s interest in the losses of a variable interest entity of $0.9 million for which the Company is the primary beneficiary (see Note 1 of Notes to the Consolidated Financial Statements set forth in Item 8 of this report).  This entity is involved in the development of nutritional supplements.  Operating income for NSP International increased $4.2 million from $12.7 million in 2007 to $16.9 million as a result of continued growth in our Russian, Ukrainian, and Eastern European markets.  The operating loss in Synergy Worldwide increased $1.0 million to $5.4 million in 2008 compared to $4.4 million in 2007.  This is primarily due to the loss of key Distributor networks as a result of increasing competition within the United States and Japanese markets.  This loss resulted in a significant decrease in sales in relation to the operating costs in these markets.  The net impact of foreign currency fluctuations on operating income included in the operating results of NSP International and Synergy Worldwide is $0.2 million.

Income Taxes

The effective income tax rate was 128 percent for 2008, compared to 285 percent for 2007. The effective rate for 2008 differed from the federal statutory rate of 35 percent primarily due to:

(i)            Additional liabilities associated with uncertain tax positions increased the effective rate by 60 percent. These reserves related primarily to our exposure to transfer pricing on intercompany sales to foreign subsidiaries, to the withholding on sales commissions within certain foreign jurisdictions, and to the deductibility of volume incentive payments within certain foreign jurisdictions.  The increase recognized in 2008 is related to items that arose or increased during 2008.  The Company is undertaking initiatives to reduce or eliminate transfer pricing exposures in future years. Likewise, steps are being taken to reduce or eliminate uncertain tax positions relating to the foreign subsidiaries, but because of the tax complexities in the United States and certain foreign jurisdictions in which we do business, there will likely be impacts on our effective tax rate in the future.

(ii)           Changes in the deferred tax asset valuation allowance increased the effective rate by approximately 68 percent. The increase in the deferred tax asset valuation allowance is primarily the result of establishing reserves against certain foreign subsidiary deferred tax assets that are not likely to be realized due to the recurring losses within the respective tax jurisdictions.  The increase is offset by a reversal of the valuation allowance in one of our Japanese subsidiaries due to improved operating results.  Changes to the effective rate due to valuation allowances will be recurring.  If we determine that we will be able to realize these deferred tax assets in the future, the tax benefits relating to the reversal will positively impact our effective rate.

(iii)          The amortization of a prepaid tax resulting from a taxable gain on the sale of intercompany assets eliminated for reporting purposes, but recognized for the calculation of the consolidated income tax provision, increased the effective rate by approximately 17 percent. The prepaid tax is being amortized over the respective life of the asset, and it is anticipated to impact the effective rate through 2010.

(iv)          Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 34 percent.  Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits, and adjustments relating to outside basis calculations under Accounting Principles Board Opinion No. 23 (“APB 23”) “Accounting for Income Taxes.” Changes to the effective rate due to dividends received from foreign subsidiaries, adjustments for foreign tax credits, and outside basis calculations under APB 23 will be recurring.

(v)           A foreign exchange tax loss on a U.S. dollar denominated intercompany payable decreased the effective tax rate by 17 percent.  The related foreign book loss is eliminated in consolidation, however, it is still taxable in the respective foreign jurisdictions.  The gain or loss on the translation of the intercompany payable will continue to fluctuate with changes in exchange rates and may impact our effective rate in the future.

(vi)          Foreign and state tax rate differentials that incrementally impact the federal statutory rate, as well as permanent nondeductible or deductible items account for the remaining change. Some of these items may be recurring.

As a result of these differences, tax expense for 2008 was greater than income before taxes for the year ended December 31, 2008.

The effective income tax rate was 285 percent for 2007, compared to 141 percent for 2006. The effective rate for 2007 differed from the federal statutory rate of 35 percent primarily due to:

(i)

Additional liabilities associated with uncertain tax positions increased the effective rate by 104 percent and related primarily to our exposure to transfer pricing on intercompany sales to foreign subsidiaries, to the withholding on sales commissions within certain foreign jurisdictions, and to the deductibility of volume incentive payments within certain foreign jurisdictions.

(ii)

Additional tax contingencies which increased the effective rate by approximately 16 percent.  The increase in tax contingencies primarily relates to foreign non-income tax related expenses which reduce the pretax income but are non-deductible for income tax purposes consequently increasing the effective rate. The items primarily relate to tax contingencies for VAT transactions.  Some of these items may be recurring.

(iii)

Changes in the deferred tax asset valuation allowance increased the effective rate by approximately 61 percent. The increase in the deferred tax asset valuation allowance is primarily the result of establishing reserves against certain foreign subsidiary deferred tax assets that are not likely to be realized due to the recurring losses within the respective tax jurisdiction.  Changes to the effective rate due to valuation allowances will be recurring.

(iv)

The amortization of a prepaid tax resulting from a taxable gain on the sale of intercompany assets eliminated for reporting purposes, but recognized for the calculation of the consolidated income tax provision, increased the effective rate by approximately 25 percent. The prepaid tax is anticipated to impact the effective tax rate for 2008 through 2010.

(v)

A foreign exchange tax gain on a U.S. dollar denominated intercompany payable increased the effective tax rate by 17 percent.  The related foreign book gain is eliminated in consolidation, however, it is still taxable in the respective foreign jurisdictions.  The gain or loss on the translation of the intercompany payable will continue to fluctuate with changes in exchange rates.

(vi)

An 11 percent increase for state income taxes represents the incremental impact on the statutory rate for state income taxes deducted according to the expected blended state income tax rate, net of the federal benefit. The change to the state rate related to state income taxes will be a recurring item.

(vii)

Adjustments relating to the U.S. tax impact of foreign operations increased the effective tax rate by 17 percent.  Included were adjustments for dividends received from foreign subsidiaries, adjustments for deduction of foreign taxes, and adjustments relating to outside basis calculations under APB 23. Changes to the effective rate due to dividends received from foreign subsidiaries, adjustments for foreign tax credits, and outside basis calculations under APB 23 will be recurring.

(viii)

Foreign tax rate differentials, due to higher tax rates in some foreign jurisdictions, as well as permanent nondeductible or deductible items account for the remaining change. Some of these items may be recurring.

As a result of these differences, tax expense for 2007 was greater than income before taxes for the year ended December 31, 2007.

Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2007 was $366.6 million compared to $362.2 million in 2006, an increase of approximately 1.2 percent. During 2007, the increase in net sales revenue is primarily due to continued growth in NSP International.

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

Synergy Worldwide net sales revenue decreased to $68.6 million in 2007 compared to $83.2 million in 2006, a decrease of approximately 17.6 percent. The decrease in Synergy Worldwide net sales is primarily due to the loss of key Distributor networks as a result of increased competition in the United States and Japanese markets with growth remaining flat in the other markets in which Synergy Worldwide operates. Further information related to the NSP United States, NSP International and Synergy Worldwide is set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue increased slightly in 2007 compared to 2006 primarily as a result of increased provisions for obsolete inventory.

Volume Incentives

Volume Incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume Incentives as a percent of net sales revenue decreased slightly during 2007 as compared to 2006, primarily as a result of the decreased sales revenue in Synergy Worldwide where Volume Incentives are slightly higher than in the United States and our other international operations, and as a result of sales in new markets where lower levels of Volume Incentives were paid.

Selling, General and Administrative

Selling, general and administrative expenses increased $9.1 million in 2007 compared to 2006, from $139.6 million to $148.7 million. Approximately $3.4 million is the result of expenses related to the continued growth of the Company’s international segments, as well as $1.1 million of expenses related to new Synergy Worldwide markets.  Professional fees increased $3.0 million as a result of continued work on becoming current in our SEC filings.  In addition, bonuses to participants in the Company’s discretionary bonus plan increased approximately $1.3 million in 2007 compared to 2006. Selling, general and administrative expenses as a percent of net sales revenue increased to 40.6 percent in 2007 compared to 38.5 percent in 2006. Selling, general and administrative expenses includes general marketing and sales expenses, but not commissions, which are included under Volume Incentives, and also includes research and development expenses and general administrative expenses. The amount, excluding capital expenditures, spent on research and development activities remained constant at $1.9 million for 2007 and 2006.

Operating Income

Operating income decreased $4.9 million in 2007 compared to 2006, from $8.0 million to $3.1 million.  The operating loss for NSP United States increased $1.2 million as a result of flat sales and increasing costs primarily related to professional costs related to work on becoming current with the Company’s SEC filings.  This decrease in consolidated operating income was offset by an increase in NSP International’s operating income of $1.1 million as a result of continued growth in these markets.  The primary cause of the decrease in operating income was a decrease in operating income of $4.8 million for Synergy Worldwide, primarily due to the loss of key Distributor networks as a result of increasing competition within the United States and Japanese markets.  This loss resulted in significant decrease in sales in relation to the operating costs in these markets.

Income Taxes

The effective income tax rate was 285 percent for 2007, compared to 141 percent for 2006. The effective rate for 2007 differed from the federal statutory rate of 35 percent primarily due to:

(i)

Additional liabilities associated with uncertain tax positions increased the effective rate by 104 percent and related primarily to our exposure to transfer pricing on intercompany sales to foreign subsidiaries, to the withholding on sales commissions within certain foreign jurisdictions, and to the deductibility of volume incentive payments within certain foreign jurisdictions.

(ii)

Additional tax contingencies which increased the effective rate by approximately 16 percent.  The increase in tax contingencies primarily relates to foreign non-income tax related expenses which reduce the pretax income but are non-deductible for income tax purposes consequently increasing the effective rate.  The items primarily relate to tax contingencies for VAT transactions.  Some of these items may be recurring.

(iii)

Changes in the deferred tax asset valuation allowance increased the effective rate by approximately 61 percent. The increase in the deferred tax asset valuation allowance is primarily the result of establishing reserves against certain foreign subsidiary deferred tax assets that are not likely to be realized due to the recurring losses within the respective tax jurisdictions.  Changes to the effective rate due to valuation allowances will be recurring.

(iv)

The amortization of a prepaid tax resulting from a taxable gain on the sale of intercompany assets eliminated for reporting purposes, but recognized for the calculation of the consolidated income tax provision, increased the effective rate by approximately 25 percent. This item is anticipated to impact the effective tax rate 2008 through 2010.

(v)

A foreign exchange tax gain on a U.S. dollar denominated intercompany payable increased the effective tax rate by 17 percent.  The related foreign book gain is eliminated in consolidation.  However, it is still taxable in the respective foreign jurisdictions.  The gain or loss on the translation of the intercompany payable will continue to fluctuate with changes in exchange rates.

(vi)

The 11 percent increase for state income taxes represents the incremental impact on the statutory rate for state income taxes deducted according to the expected blended state income tax rate, net of the federal benefit. The change to the state rate related to state income taxes will be a recurring item.

(vii)

Adjustments relating to the U.S. tax impact of foreign operations increased the effective tax rate by 17 percent.  Included were adjustments for dividends received from foreign subsidiaries, adjustments for deduction of foreign taxes, and adjustments relating to outside basis calculations under APB 23. Changes to the effective rate due to dividends received from foreign subsidiaries, adjustments for foreign tax credits, and outside basis calculations under APB 23 will be recurring.

(viii)

Foreign tax rate differentials, due to higher tax rates in some foreign jurisdictions, as well as permanent nondeductible or deductible items account for the remaining increase. Some of these items may be recurring.

As a result of these differences, tax expense for 2007 was greater than income before taxes for the year ended December 31, 2007.

The effective rate for 2006 differed from the federal statutory rate of 35 percent primarily due to:

(i)

Additional tax contingencies which increased the effective rate by approximately 54 percent.  The increase in tax contingencies relates to a) foreign non-income tax expenses which are non-deductible for tax purposes (primarily VAT that is not recoverable from other parties) and b) the impact from exposure to transfer pricing on intercompany sales to foreign subsidiaries and to the deductibility of volume incentive payments in certain foreign jurisdictions (prior to adoption of FIN 48).  Some of these items may be recurring.

(ii)

Changes in the deferred tax asset valuation allowance increased the effective rate by approximately 29 percent. The increase in the deferred tax asset valuation allowance is primarily the result of establishing reserves against certain foreign subsidiary deferred tax assets that are not likely to be realized due to the recurring losses within the respective tax jurisdiction.  Changes to the effective rate due to valuation allowances will be recurring.

(iii)

The amortization of a prepaid tax resulting from a taxable gain on the sale of intercompany assets which is eliminated for reporting purposes, but recognized for the calculation of the consolidated income tax provision, increased the effective rate by approximately 13 percent.  The prepaid tax is being amortized over the respective life of the asset.

(iv)

A foreign exchange tax gain on a U.S. dollar denominated intercompany payable increased the effective tax rate by 10 percent.  The related foreign book gain is eliminated in consolidation.  However, it is still taxable in the respective foreign jurisdictions.  The gain or loss on the translation of the intercompany payable will continue to fluctuate with changes in exchange rates.

(v)

Foreign and state tax rate differentials that incrementally impact the federal statutory tax rate, as well as permanent nondeductible or deductible items account for the remaining change. Some of these items may be recurring.

As a result of these differences, tax expense for 2006 was greater than income before taxes for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, capital assets, inventory purchases, funding of international expansion, and the payment of quarterly dividends. We have generally relied upon cash flows from operations to fund operating activities, and have at times drawn on an operating line of credit in order to fund stock repurchases and other strategic transactions. At December 31, 2008, we had $34.9 million in cash and cash equivalents and $3.9 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

As of December 31, 2008, working capital was $30.2 million, compared to $32.0 million as of December 31, 2007.  Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Operating activities	$772	$12,832	$14,252
Investing activities	(6,759)	(5,701)	(3,959)
Financing activities	(3,102)	(1,604)	(9,303)

Operating Activities

For the year ended December 31, 2008, we generated cash from operating activities of $0.8 million compared to $12.8 million in 2007. The decrease in cash generated from operating activities is primarily due to the timing of payments on accounts receivable and increased use of funds to purchase inventory compared to decreases in our overall inventory balances in the prior year.  Our supply of inventory on hand has increased to 201 days as of December 31, 2008 compared to 181 days in the prior year.  The increase in our inventory on hand is the result of building inventory for our new markets in Europe and China, as well as new product launches in South Eastern Asia. In addition, operating cash flow decreased significantly as a result of the timing of payments of accrued liabilities.

For the year ended December 31, 2007, we generated cash from operating activities of $12.8 million compared to $14.3 million in 2006. The decrease in cash generated from operating activities is primarily due to our net loss of $8.2 million for 2007 compared to our net loss of $3.6 million the previous year, as well as a decrease in the collections of accounts receivable balances and the timing of payments and accruals for income taxes payable. This decrease was offset by a decrease in the use of cash for the purchasing of inventory, the timing of payments of accrued liabilities, and a decrease in deferred tax benefits.

Investing Activities

For the year ended December 31, 2008, net cash flow used in investing activities was approximately $6.8 million, of which $4.0 million is related to the purchase of a warehouse and land in Venezuela using cash balances from Venezuela, and $3.5 million is related to other capital expenditures for equipment, facility improvements, computer systems, and software, the majority of which was for NSP United States.

For the year ended December 31, 2007, net cash flow used in investing activities was approximately $5.7 million which included $4.5 million related to capital expenditures for equipment, computer systems, and software, and $1.0 million for the acquisition of intangibles related to the purchase of product formulations.  In addition, we purchased approximately $2.1 million of auction-rate securities, which we classified as long-term restricted investments as they failed at auction subsequent to purchase.  See Note 1 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this report for additional information regarding the accounting and valuation of these securities.  In December 2008, we received an offer from a registered broker and redeemed these securities at par value in January 2009.

For the year ended December 31, 2006, net cash flow used in investing activities was approximately $4.0 million which included $2.7 million related to capital expenditures for equipment, computer systems, and software, and $0.8 million for the acquisition of intangibles related to the purchase of product formulations.

Financing Activities

For the years ended December 31, 2008, 2007, and 2006, cash flows used for financing activities were approximately $3.1 million, $1.6 million, and $9.3 million, respectively.

During 2008, 2007, and 2006, we used cash of $3.1 million, $3.1 million, and $3.1 million to pay quarterly cash dividend payments, respectively.

The uses of cash for financing activities above were partially offset by proceeds received from option holders exercising their options of $1.3 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively.  There were no proceeds related to the exercise of stock options for the year ended December 31, 2008.

In 2006, we used funds of $7.0 million to pay off our outstanding line of credit.  This line of credit was terminated July 1, 2006.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2008 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$10,904	$4,743	$4,267	$1,760	$134
Purchase obligations(1)	16,513	16,513	—	—	—
Capital purchase obligations(2)	545	545	—	—	—
Self-insurance reserves(3)	2,873	2,873	—	—	—
Other long-term liabilities reflected on the balance sheet(4)	1,394	—	—	—	1,394
Unrecognized tax benefits(5)	—	—	—	—	—
Total	$32,229	$24,674	$4,267	$1,760	$1,528

(1)

Purchase obligations include non-cancelable purchase agreements for both botanical and non-botanical raw materials related to our forecasted 2008 production estimates, as well as related packaging materials.

(2)	Capital purchase obligations included non-cancelable purchase agreements for upgrades related to our information systems and manufacturing equipment.

(3)

The Company retains a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities on the Company’s consolidated balance sheet.

(4)

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

(5)

At December 31, 2008, there was $30,952 of liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, cash flows, capital expenditures, or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective January 1, 2009, and will be applied prospectively. The effect of adopting SFAS No. 141R will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS No. 160 recharacterizes minority interest as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS No. 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interest. The Company is currently evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements, but does not expect SFAS No. 160 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133 (“SFAS 161”).  This standard requires enhanced disclosures regarding derivatives and hedging activities, including:  (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on a entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As SFAS 161 relates specifically to disclosures, the standard will have no impact on our consolidated financial condition, results of operations or cash flows.

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

Foreign Currency Risk

During the year ended December 31, 2008, approximately 60.3 percent of our net sales revenue and approximately 61.1 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar.  All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively impacted by a weakening of the U.S. dollar in relation to another fluctuating currency and negatively impacted by a strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Our exposure to local currency/functional currency exchange rate risk is not significant. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading, or speculating on foreign exchange rate fluctuations.

The following table sets forth a composite sensitivity analysis of our net sales revenue, costs and expenses, and operating income in connection with strengthening of the U.S. dollar (our reporting currency) by 10%, 15% and 25% against every other fluctuating functional currency in which we conduct business.  We note that while our individual net sales revenue and cost and expenses components were less sensitive to increases in the strength of the U.S. dollar, our operating income was sensitive to such increases on almost a three-to-one percentage point basis, assuming a strengthening of the U.S. dollar by 10%, 15% and 25% against every other fluctuating currency in which we conduct business.

	For year ended	With Strengthening of U.S. Dollar by:
Exchange Rate Sensitivity -	December 31,	10%		15%		25%
Operating Income	2008	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
(Dollar amounts in thousands)

Net Sales Revenue	$381,299	$(12,438)	(3.3)%	$(17,846)	(4.7)%	$(27,364)	(7.2)%

Cost and Expenses
Cost of Goods Sold	71,874	(2,057)	(2.9)%	(2,952)	(4.1)%	(4,526)	(6.3)%
Volume Incentives	148,139	(5,076)	(3.4)%	(7,282)	(4.9)%	(11,166)	(7.5)%
Selling, General and Administrative	155,688	(4,795)	(3.1)%	(6,879)	(4.4)%	(10,548)	(6.8)%

Operating Income	5,598	(510)	(9.1)%	(733)	(13.1)%	(1,124)	(20.1)%

The following table sets forth a composite sensitivity analysis of our assets and liabilities by those balance sheet line items that are subject to exchange rate risk, together with the total gain or loss from the strengthening of the U.S. in relation to our various fluctuating functional currencies.  The sensitivity of our assets and liabilities, taken by balance sheet line items, was somewhat less than the sensitivity of our operating income to increases in the strength of the U.S. in relation to other fluctuating currencies in which we conduct business.

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		Gain	Gain	Gain	Gain	Gain	Gain
Exchange Rate Sensitivity - Balance Sheet	2008	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
(Dollar amounts in thousands)

Current Assets subject to Exchange Rate Risk
Cash and cash equivalents	$34,853	$(2,693)	(7.7)%	$(3,863)	(11.1)%	$(5,924)	(17.0)%
Accounts receivable, net	10,786	(391)	(3.6)%	(561)	(5.2)%	(860)	(8.0)%

Current Liabilities subject to Exchange Rate Risk
Accounts payable	8,777	206	2.3%	296	3.4%	454	5.2%

Total Loss from Strengthening of U.S. Dollar		(2,878)		(4,128)		(6,330)

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2008 and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency

(Dollar amounts in thousands)

		At Spot Exchange Rate per
	Translated into	One U.S. Dollar as of
	U.S. Dollars	December 31, 2008
Cash and Cash Equivalents
Canada (Dollar)	$1,712	1.2
Colombia (Peso)	1,991	2,251.7
Indonesia (Rupiah)	2,591	11,123.5
Japan (Yen)	8,852	90.4
Mexico (Peso)	1,304	13.8
South Korea (Won)	2,181	1,265.8
Venezuela (Bolivar)	3,415	2.1
Other	7,008	Varies
Total	$29,054

Accounts Receivable
Japan (Yen)	$1,914	90.4
Other	2,385	Varies
Total	$4,299

Finally, the following table sets forth the annual weighted average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which sales revenue exceeded $10.0 million during any of the three years presented.  We use the annual average exchange rate for translating items from the statement of operations from local currencies into our reporting currency.

Year ended December 31	2008		2007	2006
Canada (Dollar)	1.1		1.1	1.1
Japan (Yen)	102.8		117.7	116.3
Mexico (Peso)	11.1		10.9	10.9
Venezuela (Bolivar)	2.1	(1)	2,145.9	2,145.9

(1)       Effective January 1, 2008, Venezuela changes its currency from the bolivar to the bolivar fuerte (the bolivar fuerte is equal to approximately 1000 bolivars; both are referred to as “bolivars”).

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar if they are considered material to the consolidated financial statements. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. There were no countries considered to have a highly inflationary economy during 2008, 2007, or 2006.

As of December 31, 2008, we have approximately $3.4 million in cash denominated in Venezuelan bolivars.  Currency restrictions enacted by the government of Venezuela have had a negative impact on the ability of our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company.  Our Venezuelan subsidiary continues to expect to convert its bolivars into U.S. dollars at the official exchange rate to pay for imported products or repatriate dividends.  As a result, we continue to use the official exchange rate to translate the financial statements of our Venezuelan subsidiary into U.S. dollars.  Unless the official exchange rate is made more readily available, however, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On December 31, 2008, we had investments of $3.9 million of which $2.9 million were municipal obligations, which carry an average fixed interest rate of 4.9 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations. A portion of our long-term investments are auction rate securities, which were redeemed at par value in January 2009.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions to conform with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 18, 2009

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

As of December 31	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$34,853	$45,299
Accounts receivable, net of allowance for doubtful accounts of $1,472 and $739, respectively	10,786	7,450
Investments available for sale	3,858	4,755
Restricted investments	2,050	—
Inventories, net	39,558	35,249
Deferred income tax assets	9,080	8,071
Prepaid expenses and other	7,935	8,153
Total current assets	108,120	108,977
Property, plant and equipment, net	30,224	28,282
Investment securities	1,394	1,674
Restricted investments	—	2,075
Intangible assets, net	1,538	1,656
Deferred income tax assets	6,412	5,828
Other assets	16,588	16,846
	$164,276	$165,338

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,777	$7,009
Accrued volume incentives	15,753	15,922
Accrued liabilities	45,475	44,322
Deferred revenue	5,167	5,207
Income taxes payable	2,748	4,500
Total current liabilities	77,920	76,960
Liability related to unrecognized tax benefits	30,952	25,888
Deferred compensation payable	1,394	1,674
Other liabilities	333	424
Total long-term liabilities	32,679	27,986

Commitments and Contingencies (Notes 8 and 11)

Shareholders’ Equity:
Common stock, no par value; 20,000 shares authorized, 15,510 shares issued and outstanding as of December 31, 2008 and 2007	66,705	66,619
Retained earnings	4,172	9,112
Accumulated other comprehensive loss	(17,200)	(15,339)
Total shareholders’ equity	53,677	60,392
	$164,276	$165,338

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

Year Ended December 31	2008	2007	2006
Net Sales Revenue (net of the rebate portion of volume incentives of $42,923, $43,927, and $41,344, respectively)	$381,299	$366,647	$362,222
Costs and Expenses:
Cost of goods sold	71,874	70,996	68,745
Volume incentives	148,139	143,884	145,827
Selling, general and administrative	155,688	148,706	139,645
	375,701	363,586	354,217
Operating Income	5,598	3,061	8,005
Other Income (Expense):
Interest and other income, net	1,830	1,409	1,319
Interest expense	(52)	(69)	(609)
Foreign exchange (losses) gains, net	(908)	64	(86)
	870	1,404	624
Income Before Provision for Income Taxes	6,468	4,465	8,629
Provision for Income Taxes	8,306	12,702	12,194
Net Loss	$(1,838)	$(8,237)	$(3,565)

Basic Net Loss Per Common Share	$(0.12)	$(0.53)	$(0.23)
Diluted Net Loss Per Common Share	$(0.12)	$(0.53)	$(0.23)
Basic Common Shares Outstanding	15,510	15,495	15,344
Diluted Common Shares Outstanding	15,510	15,495	15,344

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(Amounts in thousands)

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Value	Earnings	Loss	Total
Balance at January 1, 2006	15,282	$64,029	$27,085	$(15,707)	$75,407
Common stock issued under stock option plan	66	551	—	—	551
Tax benefit related to exercise of stock options	—	215	—	—	215
Cash dividends ($0.20 per share)	—	—	(3,069)	—	(3,069)
Components of comprehensive loss:
Foreign currency translation (net of tax of $738)	—	—	—	(1,371)
Net unrealized gains on investment securities (net of tax of $18)	—	—	—	27
Reclassification adjustment for net realized gains on investment securities included in net loss (net of tax of $6)	—	—	—	(9)
Net loss	—	—	(3,565)	—
Total comprehensive loss					(4,918)
Balance at December 31, 2006	15,348	64,795	20,451	(17,060)	68,186
Common stock issued under stock option plan	162	1,252	—	—	1,252
Tax benefit related to exercise of stock options	—	246	—	—	246
Share-based compensation expense	—	326	—	—	326
Cash dividends ($0.20 per share)	—	—	(3,102)	—	(3,102)
Components of comprehensive loss:
Foreign currency translation (net of tax of $1,066)	—	—	—	1,625
Net unrealized gains on investment securities (net of tax of $63)	—	—	—	96
Net loss	—	—	(8,237)	—
Total comprehensive loss	—	—	—	—	(6,516)
Balance at December 31, 2007	15,510	66,619	9,112	(15,339)	60,392
Share-based compensation expense	—	86	—	—	86
Cash dividends ($0.20 per share)	—	—	(3,102)	—	(3,102)
Components of comprehensive loss:
Foreign currency translation (net of tax of $1,115)	—	—	—	(1,757)
Net unrealized losses on investment securities (net of tax of $66)	—	—	—	(104)
Net loss	—	—	(1,838)	—
Total comprehensive loss					(3,699)
Balance at December 31, 2008	15,510	$66,705	$4,172	$(17,200)	$53,677

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts In Thousands)

Year Ended December 31	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,838)	$(8,237)	$(3,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	990	(208)	(441)
Depreciation and amortization	5,437	6,409	6,224
Share-based compensation expense	86	326	—
Tax benefit from stock option exercise	—	(246)	(215)
Loss (gain) on sale of property and equipment	102	(18)	50
Deferred income taxes	(3,091)	(1,450)	(2,685)
Amortization of bond discount	38	48	69
Purchase of trading investment securities	(1,769)	(149)	(167)
Proceeds from sale of trading investment securities	1,714	173	570
Realized and unrealized losses (gains) on investments	428	(171)	(157)
Amortization of prepaid taxes related to gain on intercompany sales	1,215	1,471	1,280
Foreign exchange losses	908	433	497
Changes in assets and liabilities:
Accounts receivable	(4,168)	(857)	2,720
Inventories	(4,825)	3,780	(3,423)
Prepaid expenses and other	(225)	(1,826)	178
Other assets	(1,632)	(323)	(951)
Accounts payable	1,840	358	(893)
Accrued volume incentives	114	383	(235)
Accrued liabilities	2,268	15,480	11,121
Deferred revenue	(40)	393	137
Income taxes payable	(1,564)	(3,017)	4,411
Liability related to unrecognized tax positions	5,064	—	—
Deferred compensation payable	(280)	80	(273)
Net cash provided by operating activities	772	12,832	14,252
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,504)	(4,456)	(2,718)
Proceeds from sale of investments available for sale	640	1,432	1,396
Purchase of investments available for sale	—	—	(1,901)
Proceeds from sale of restricted investments	25	—	—
Purchase of restricted investments	—	(2,075)	—
Purchase of intangible assets	—	(1,000)	(763)
Proceeds from sale of property, plant and equipment	80	398	27
Net cash used in investing activities	(6,759)	(5,701)	(3,959)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	—	—	4,643
Payments on line of credit	—	—	(11,643)
Payments of cash dividends	(3,102)	(3,102)	(3,069)
Proceeds from exercise of stock options	—	1,252	551
Tax benefits from stock option exercises	—	246	215
Net cash used in financing activities	(3,102)	(1,604)	(9,303)
Effect of exchange rates on cash and cash equivalents	(1,357)	711	196
Net (decrease) increase in cash and cash equivalents	(10,446)	6,238	1,186
Cash and cash equivalents at beginning of the year	45,299	39,061	37,875
Cash and cash equivalents at end of the year	$34,853	$45,299	$39,061

Year Ended December 31	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,807	$11,140	$6,015
Cash paid for interest	60	85	297
Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$487	$78	$138

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of Nature’s Sunshine Products, Inc. and its subsidiaries. At December 31, 2008, 2007, and 2006, all of the Company’s subsidiaries were wholly owned.

The Company has a variable interest and has determined that it is the primary beneficiary in a development stage entity.  As a result, the Company has consolidated the entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46R”), “Consolidation of Variable Interest Entities.”   This variable interest is the result of loans of $1,094 provided by the Company to the entity during 2008, which are secured by the entity’s assets. The Company has provided additional payments of $409 subsequent to December 31, 2008. This entity is a developmental stage nutritional supplement company, with assets of $454 and liabilities of $128 as of December 31, 2008.  The Company provided loans to the entity in order to provide them with some of the capital necessary to market their products, and to provide the Company with access to new product formulations. The Company has provided no guarantees on behalf of the entity and has no future obligations to the entity.  Its creditors do not have any recourse against the Company.  The effect of consolidating the variable interest entity was an increase in the Company’s net loss of $885 for the year ended December 31, 2008.

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

As of December 31, 2008 and 2007, the Company had $3,415 and $6,444 of cash denominated in Venezuelan bolivars (Effective January 1, 2008, Venezuela changed its currency from the bolivar to the bolivar fuerte—the bolivar fuerte is equal to approximately 1000 bolivars; both are referred to as “bolivars”).  Currency restrictions enacted by the government of Venezuela have had a negative impact on the ability of the Company’s subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company.  The Company’s Venezuelan subsidiary continues to expect to convert its bolivars into U.S. dollars at the official exchange rate to pay for imported products or repatriate dividends.  As a result, the Company continues to use the official exchange rate to translate the financial statements of our Venezuelan subsidiary into U.S. dollars.  Unless the official exchange rate is made more readily available, however, the subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources.

Accounts Receivable Allowances

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

Investment Securities

The Company’s investment securities, which are generally categorized as available-for-sale securities, are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss in shareholders’ equity. Unrealized losses on available-for-sale securities that are determined to be other than temporary are included in the determination of net income in the period in which that determination is made. The cost of the securities sold is based on the specific identification method. Realized gains and losses on sales of available-for-sale securities are included in interest and other income.

The Company also has certain investment securities classified as trading securities. The Company maintains its trading securities portfolio to generate returns that are offset by corresponding changes in certain liabilities related to the Company’s deferred compensation plans (see Note 10). The trading securities portfolio consists of marketable securities, which are recorded at fair value and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. These investment securities are not available to the Company to fund its operations.  The Company has established a rabbi trust to finance obligations under the plan. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

If any of the Company’s investments experience a decline in fair value that is determined to be other-than-temporary, based on analysis of relevant factors, it records a realized loss in its consolidated statements of operations. Management judgment is involved in evaluating whether a decline in an investment’s fair value is other-than-temporary. The Company analyzes relevant factors individually and in combination including the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a sufficient time in order to enable recovery of our cost. New information and the passage of time can change these judgments. The Company revises impairment judgments when new information becomes known or when the Company does not anticipate holding the investment until recovery and record any resulting impairment charges at that time.  As of December 31, 2008, the Company’s investments did not have significant gross unrealized losses.

Restricted Investments

The Company’s restricted investments include auction rate preferred investments totaling $2,050 and $2,075 with Merrill Lynch with investment grades of AAA (original date of purchase) as of December 31, 2008 and 2007, respectively. Auction rate preferred investments are similar in nature to auction rate securities in that they are long-term bonds or preferred stocks that act like short-term debt; however unlike auction rate securities, these investments require at least 200% collateral by the issuer. Interest rates for these investments reset in Dutch auctions held weekly. These investments are carried at par, which approximates fair value. The auction process for action rate investments historically provided a liquid market for these investments. However, in the second half of 2007, this process began to deteriorate. While the Company’s portfolio was not affected by the auction rate process in 2007, the investments held by the Company experienced auction failures during 2008. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. As a result, the Company has classified these securities as long-term investments as of December 31, 2007.

In determining the fair value of the Company’s restricted investments at December 31, 2008, the Company has taken into consideration fair values determined by the financial institutions, current credit ratings of the underlying securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and its current liquidity position.  In January 2009, the Company redeemed these securities at par value.  As a result, the Company reclassified these restricted investments from long-term to current assets at December 31, 2008.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, investments, and accounts payable. The carrying values of these financial instruments approximate their fair values.

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Fair value measurements do not include transaction costs.  The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

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

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The Company is currently reviewing the requirements of FSP No. FAS 157-2, and at this point in time, has not determined what impact, if any, FSP No. FAS 157-2 will have on its financial condition, results of operations, or cash flows.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This statement clarifies that determining fair value in an inactive or dislocated market depends on facts and circumstances and requires significant management judgment.  This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective January 1, 2008, and elected not to establish a fair value for its financial instruments and certain other items under this statement.  Therefore, the Company’s adoption of this statement did not impact its consolidated financial statements during the year ended December 31, 2008.

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

Intangible Assets

Intangible assets consist of purchased product formulations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 15 years. Intangible assets, net of accumulated amortization, totaled $1,538 and $1,656 at December 31, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. At December 31, 2008 and 2007, the Company did not consider any of its long-lived assets to be impaired.

Incentive Trip Accrual

The Company accrues for expenses for incentive trips associated with its direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at its conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded. The Company has accrued convention and meeting costs of $4,499 and $5,517 at December 31, 2008 and 2007, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Foreign Currency Translation

The local currency of the foreign subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies. The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in interest and other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  There were no countries considered to have a highly inflationary economy during 2008, 2007, or 2006.

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectibility is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed, generally when the merchandise has been delivered. The amount of the volume incentive is determined based upon the amount of qualifying purchases in a given month. It is necessary for the Company to make estimates about the timing of when merchandise has been delivered.  These estimates are based upon the Company’s historical experience related to time in transit, and timing of when shipments occurred, and shipping volumes. Amounts received for undelivered merchandise are recorded as deferred revenue. From time to time, the Company’s United States operation extends short-term credit associated with product promotions. In addition for certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within the country of operation. Payments to Distributors and Managers for sales incentives or rebates are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales. Membership fees are deferred and amortized as revenue over the life of the membership, which is primarily one year. Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

A reserve for product returns is recorded based upon historical experience.  The Company allows Distributors or Managers to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more restrictive.   Sales returns for the years 2008, 2007, and 2006, were $113, $93, and $93, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales revenue. Shipping and handling revenues of approximately $9,924, $9,453, and $10,131 were reported as net sales revenue for the years ended December 31, 2008, 2007, and 2006, respectively. The corresponding shipping and handling expenses are reported in selling, general and administrative expenses and approximated the amounts reported as net sales revenue.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales) as permitted by Emerging Issues Task Force (EITF) 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement (that is, Gross versus Net Presentation).”

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2008, 2007, and 2006 totaled approximately $1,728, $1,547, and $1,453 respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $2,034, $1,940, and $1,920 in 2008, 2007, and 2006, respectively.

Income Taxes

Income taxes are recorded using the asset and liability method. This method recognizes a liability or asset for the deferred income tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realization of its deferred tax assets, the Company considers all available positive and negative evidence, including past operating results and forecasts of future taxable income, including tax planning strategies. These forecasts require significant judgment and assumptions to estimate future taxable income and are based on the plans and estimates that the Company uses to manage its business. The Company has established a valuation allowance against its deferred tax assets in each jurisdiction where it cannot conclude that it is more likely than not that such assets will be realized. In the event that actual results differ from the forecasts or the Company adjusts the forecasts or assumptions in the future, the resulting change in the valuation allowance could have a significant impact on future income tax expense.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  The adoption of FIN 48 did not have a material impact on the consolidated financial statements.

Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	Net Loss (Numerator)	Shares (Denominator)	Net Loss Per Share Amount
Year Ended December 31, 2008
Basic EPS	$(1,838)	15,510	$(0.12)
Effect of options	—	—	—
Diluted EPS	$(1,838)	15,510	$(0.12)

Year Ended December 31, 2007
Basic EPS	$(8,237)	15,495	$(0.53)
Effect of options	—	—	—
Diluted EPS	$(8,237)	15,495	$(0.53)

Year Ended December 31, 2006
Basic EPS	$(3,565)	15,344	$(0.23)
Effect of options	—	—	—
Diluted EPS	$(3,565)	15,344	$(0.23)

Because of net losses in the years ended December 31, 2008, 2007 and 2006, outstanding common stock options of 263, 307, and 432, respectively, were not included in the computation of diluted earnings per share because the effect on net loss per share would be antidilutive.

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values in accordance with SFAS No. 123(R), “Share-Based Payment.” This accounting utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. Under SFAS No. 123(R), the Company records compensation expense over the vesting period of the stock options based on the fair value of the stock options on the date of grant.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 “Share-Based Payment.” SAB No. 110 expresses the views of the SEC regarding the use of a “simplified” or “shortcut” method, as discussed in SAB No. 107 in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). The guidance in SAB 110 is effective as of January 1, 2008. The impact of adopting SAB No. 110 did not have a material effect on the Company’s consolidated financial statements.

Comprehensive Loss

Comprehensive loss includes all changes in shareholders’ equity except those resulting from investments by, and distributions to, shareholders. Accordingly, the Company’s comprehensive loss includes net loss, net unrealized gains (losses) on investment securities, reclassifications of realized gains, and foreign currency adjustments that arise from the translation of the financial statements of the Company’s foreign subsidiaries.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS No. 160 recharacterizes minority interest as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interest. The Company is currently evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements, but does not expect SFAS No. 160 to have a material impact on the Company’s consolidated financial position, result of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an

Amendment of SFAS No. 133” (“SFAS No. 161”).  This Standard requires enhanced disclosures regarding derivatives and hedging activities, including:  (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on a entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As SFAS No. 161 relates specifically to disclosures, the Standard will have no impact on the Company’s consolidated financial condition, results of operations, or cash flows.

NOTE 2: INVENTORIES

The composition of inventories is as follows:

As of December 31	2008	2007
Raw materials	$9,515	$8,175
Work in process	766	912
Finished goods	29,277	26,162
	$39,558	$35,249

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows:

As of December 31	2008	2007
Land and improvements	$3,784	$2,208
Buildings and improvements	32,036	29,387
Machinery and equipment	16,906	17,018
Furniture and fixtures	24,959	25,476
	77,685	74,089
Accumulated depreciation and amortization	(47,461)	(45,807)
	$30,224	$28,282

Depreciation expense was $5,319, $6,310, and $6,216 for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 4: INTANGIBLE ASSETS

The Company acquired certain product formulations during the years ended December 31, 2007 and 2006. At December 31, 2008 and 2007, the product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $225 and $107, and a net amount of $1,538 and $1,656, respectively. The estimated useful life of the product formulations is estimated to be 15 years.

Amortization expense for intangible assets for the years ended December 31, 2008, 2007 and 2006 was $118, $99 and $8, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

Year Ending December 31:	Estimated Amortization Expense
2009	$118
2010	118
2011	118
2012	118
2013	118
Thereafter	948
Total	$1,538

NOTE 5: INVESTMENT SECURITIES

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,858	$66	$(1)	$2,923
U.S. Government Securities Funds	691	19	—	710
Equity securities	233	—	(8)	225
Total short-term investment securities	$3,782	$85	$(9)	$3,858

As of December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$3,536	$36	$(6)	$3,566
U.S. Government Securities Funds	680	3	—	683
Equity securities	239	267	—	506
Total short-term investment securities	$4,455	$306	$(6)	$4,755

Contractual maturities of municipal obligations fair value at December 31, 2008, are as follows:

Mature after one year through five years	$2,493
Mature after five years	430
Total	$2,923

During 2008, 2007, and 2006, the proceeds from the sales of available-for-sale securities were $640, $1,432, and $1,396, respectively. The gross realized gains on sales of available-for-sale securities (net of tax) were $0, $0, and $14 for the years ended December 31, 2008, 2007, and 2006, respectively. The gross realized losses on the sales of available-for-sale securities (net of tax) were $0, $0, and $5 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company’s trading securities portfolio totaled $1,394 and $1,674 at December 31, 2008 and 2007, respectively, and generated losses of $345 and gains of $171 and $148 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008 and 2007, the Company had unrealized losses of $9 and $6, respectively, in its municipal obligations and equity securities investments. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

NOTE 6: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows:

As of December 31	2008	2007
Foreign non-income tax contingencies (See Note 11)	$8,141	$6,624
Sales, use, and property tax (See Note 11)	11,447	8,833
Salaries and employee benefits	9,590	8,545
Convention and meeting costs	4,499	5,517
Other	11,798	14,803
Total	$45,475	$44,322

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2006	$(15,783)	$76	$(15,707)
Activity, net of tax	(1,371)	18	(1,353)
Balance as of December 31, 2006	(17,154)	94	(17,060)
Activity, net of tax	1,625	96	1,721
Balance as of December 31, 2007	(15,529)	190	(15,339)
Activity, net of tax	(1,757)	(104)	(1,861)
Balance as of December 31, 2008	$(17,286)	$86	$(17,200)

NOTE 8: INCOME TAXES

Income from operations before provision (benefit) for income taxes are taxed under the following jurisdictions:

Year Ended December 31	2008	2007	2006
Domestic	$1,067	$265	$1,138
Foreign	5,401	4,200	7,491
Total	$6,468	$4,465	$8,629

Components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2008 are as follows:

Year Ended December 31	2008	2007	2006
Current:
Federal	$3,437	$5,161	$3,848
State	454	1,196	388
Foreign	7,506	7,795	10,643
Subtotal	11,397	14,152	14,879
Deferred:
Federal	(1,904)	(1,324)	(2,173)
State	(463)	(527)	237
Foreign	(724)	401	(749)
Subtotal	(3,091)	(1,450)	(2,685)
Total provision for income taxes	$8,306	$12,702	$12,194

The income tax benefits associated with employee exercises of options under the nonqualified stock option plan decreased the income taxes payable by $0, $246, and $215 in 2008, 2007, and 2006, respectively. These benefits were recorded as an increase to common stock.

The provision for income taxes, as a percentage of income before provision for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	(0.1)	10.6	4.8
U.S. tax impact of foreign operations	(33.6)	17.1	(3.1)
Valuation allowance change	68.2	61.1	29.3
Tax contingencies	(1.0)	16.0	54.0
Foreign exchange gains (losses)	(16.8)	17.4	9.9
Gain on sale of intercompany assets	17.4	25.2	12.9
Charitable contributions	(0.5)	(0.9)	(2.5)
Extra territorial income	—	—	(2.6)
Foreign tax rate differential	1.7	5.6	—
Unrecognized tax benefits	59.7	104.4	—
Meals and entertainment	1.3	2.4	1.2
Tax adjustment for inflation	(1.1)	(7.1)	(0.7)
Domestic manufacturing deduction	(2.3)	(3.7)	(0.9)
Nondeductible foreign expenses	2.7	6.2	2.1
Other	(2.2)	(4.8)	1.9
Effective income tax rate	128.4%	284.5%	141.3%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company does not intend to reinvest undistributed earnings indefinitely in the Company’s foreign subsidiaries.

The significant components of the deferred tax assets (liabilities) are as follows:

As of December 31	2008	2007
Inventory	$2,314	$1,829
Accrued liabilities	4,086	5,560
Impaired investments	549	757
Deferred compensation	786	785
Amortization of intangibles	1,384	1,014
Bad debts	510	497
Net operating losses	6,813	4,304
Capital losses	708	688
Foreign tax and withholding credits	3,909	3,953
Non-income tax accruals	3,791	3,013
Health insurance accruals	1,182	730
APB 23— outside basis	2,073	1,302
Accelerated depreciation	131	139
Other deferred tax assets	2,061	2,328
Valuation allowance	(13,986)	(11,290)
Total deferred tax assets	16,311	15,609
Other deferred tax liabilities	(1,438)	(2,446)
Total deferred tax liabilities	(1,438)	(2,446)
Total deferred taxes, net	$14,873	$13,163

The components of deferred tax assets (liabilities), net are as follows:

Year Ended December 31	2008	2007
Net current deferred tax assets	$9,080	$8,071
Net non-current deferred tax assets	6,412	5,828
Total net deferred tax assets	15,492	13,899

Net current deferred tax liabilities	(286)	(312)
Net non-current deferred tax liabilities	(333)	(424)
Total net deferred tax liabilities	(619)	(736)

Total deferred tax assets, net	$14,873	$13,163

Net current deferred tax liabilities are included in accrued liabilities and net non-current deferred tax liabilities are included in other liabilities in the consolidated balance sheets.

Management has provided a valuation allowance of $13,986 and $11,290 as of December 31, 2008 and 2007, respectively, for certain deferred tax assets, including foreign net operating losses and foreign tax credits, for which management cannot conclude it is more likely than not that they will be realized. The Company reviewed its tax positions and increased its valuation allowance by approximately $2,696, $3,468, and $2,525 for 2008, 2007 and 2006, respectively.

At December 31, 2008, foreign subsidiaries had unused operating loss carryovers of approximately $6,813. The net operating losses will expire at various dates from 2009 through 2012. For financial reporting purposes, the release of these valuation allowances would reduce income tax expenses. The Company has approximately $3,489 of foreign tax credits which begin to expire at various times starting in 2012.

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company believes it has appropriately provided for income taxes for all years. Several factors drive the calculation of its tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) the issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to the Company’s reserves, which would impact its reported financial results.

The Company’s U.S. federal income tax returns for 2003 through 2008 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2008. The IRS is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2003 through 2005 tax years. The Company believes the outcome of these matters will not have a material adverse effect on its reported financial results.

The Brazilian tax authorities are currently auditing the 2004 income tax return of the Company’s Brazilian subsidiary.  The Company has also received notice in 2008 that the tax authorities in Venezuela will be auditing the 2005 through 2007 income tax returns of the Company’s Venezuelan subsidiary. The Company is currently unable to estimate the impact, if any, of these income tax examinations in Brazil and Venezuela.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2008 and 2007 was $19,675 and $15,820, respectively, all of which would favorably impact the effective tax rate if recognized.  Included in these amounts is approximately $5,558 and $4,274, respectively, of interest and penalties.  The Company recorded approximately $1,284 and $1,773 in interest and penalties for the years ended December 31, 2008 and 2007, respectively.  The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.

During the years ended December 31, 2008 and 2007, the Company added approximately $6,892 and $4,728, respectively, to its liability for unrecognized tax benefits, all of which would favorably impact the Company’s effective tax rate if recognized. Included in these amounts are approximately $2,690 and $1,773 for the years ended December 31, 2008, and 2007, respectively, related to interest expense and penalties. In addition, the Company recorded a benefit related to the lapse of applicable statute of limitations of approximately $3,030 and $64, for the years ended December 31, 2008 and 2007, respectively, all of which favorably impacted the Company’s effective tax rate.

The Company adopted the provisions of FIN 48 on January 1, 2007, which did not result in a cumulative effect adjustment.  The total liability for unrecognized tax benefits at January 1, 2007, including accrued interest and penalties of approximately $2,501, was approximately $11,156 all of which would favorably impact the Company’s effective rate if recognized. Other assets included $4,375 of amounts related to competent authority and royalty benefit positions at January 1, 2007.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years:

Year Ended December 31	2008	2007

Unrecognized tax benefits, opening balance	$21,614	$13,030
Tax positions taken in a prior period
Gross increases	937	—
Gross decreases	(238)	—
Tax positions taken in the current period
Gross increases	4,712	8,592
Gross decreases	—	—
Settlements with taxing authorities	—	—
Lapse of applicable statute of limitations	(1,631)	(8)
Unrecognized tax benefits, ending balance	$25,394	$21,614

The FIN 48 tabular roll forward ending balances do not include interest expense and penalties related to unrecognized tax benefits and the impact of competent authority and royalty benefit positions. At December 31, 2008 and 2007, other assets included $11,277 and $10,068, respectively, of amounts related to competent authority and royalty benefit positions where the unrecognized tax liability and other assets are presented on a gross basis in the consolidated balance sheets as there is no right of offset between the Company and other tax jurisdictions.

The Company anticipates that unrecognized tax benefits will increase approximately $1,600 to $3,000 within the next twelve months due to additional transactions related to commissions and transfer pricing.

The Company believes that it is reasonably possible that unrecognized tax benefits will decrease approximately $800 to $1,200 within the next twelve months due to the close of audits or the expiration of statutes of limitations in various foreign jurisdictions.

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

NOTE 9:  CAPITAL TRANSACTIONS

Dividends

The Company paid cash dividends totaling $3,102, $3,102, and $3,069, for the years ended December 31, 2008, 2007, and 2006, respectively.  On February 19, 2009, the Company declared quarterly cash dividends of five cents per common share.

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

Stock option activity for 2008, 2007, and 2006 consisted of the following:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2006	503	$9.89
Granted	—	—
Forfeited or canceled	(5)	9.25
Exercised	(66)	8.37
Options outstanding at December 31, 2006	432	10.13
Granted	140	11.85
Forfeited or canceled	(102)	10.74
Exercised	(163)	7.69
Options outstanding at December 31, 2007	307	12.01
Granted	—	—
Forfeited or canceled	(44)	13.44
Exercised	—	—
Options outstanding at December 31, 2008	263	$11.77

The aggregate intrinsic values on the dates of exercise of options exercised during the years ended December 31, 2007 and 2006, was $623 and $567, respectively. Intrinsic value is defined as the difference between the current market value of the underlying common stock and the grant price for options with exercise prices less than the market values on such dates.

During the year ended December 31, 2007, the Company issued 140 nonqualified stock options outside the stock option plan, with a weighted-average grant date fair value of $3.85 per share, a vesting period of one year from the option grant date, and an option termination date of six years from the option grant date. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2007:

2007
Expected life (in years)	3.5
Risk-free interest rate	4.5%
Expected volatility	42.88%
Dividend yield	1.76%

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.

Share-based compensation expense from nonqualified stock options for the years ended December 31, 2008 and 2007 was approximately $86 and $326, and the related tax benefit was approximately $33 and $124, respectively. There was no share-based compensation expense in 2006. As of December 31, 2008, there was no unrecognized share-based compensation cost related to grants described above.

The following table summarizes information about options outstanding and exercisable at December 31, 2008.

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Options Exercisable	Weighted- Avg. Exercise Price Per Share
$6.87 to $9.99	32	3.9	$8.35	32	$8.35
$10.00 to $11.99	158	4.1	11.73	158	11.73
$12.00 to $19.71	73	0.7	13.38	73	13.38
	263	3.1	$11.77	263	$11.77

The aggregate intrinsic value of 263 options outstanding and exercisable at December 31, 2008 had no value as all options outstanding and exercisable had an exercise price greater than the fair value of the underlying common stock.  As of December 31, 2008, there were no unvested options outstanding.

NOTE 10:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan, which qualifies under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee’s compensation. The Company’s contributions to the plan vest after a period of three years. During 2008, 2007, and 2006, the Company contributed to the plan approximately $1,142, $1,087, and $887, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a trust to finance obligations under the Plan. At the end of each year and at other times provided under the Plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the Plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the Plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). The Company had deferred compensation plan assets of approximately $1,394 and $1,674 as of December 31, 2008 and December 31, 2007, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

Management and Employee Bonus Plan

The Company has a discretionary bonus plan that provides for participants to receive payments based upon the achievement of specified annual increases in net sales revenue and operating income, as well as individual objectives. The expense related to the bonus plan was approximately $3,487, $3,580, and $2,325 for the years ended December 31, 2008, 2007, and 2006, respectively. These amounts were accrued as liabilities in the respective year-end consolidated balance sheets. All United States employees as well as key international employees participate in the bonus plan.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalating payments using the straight-line method. The Company incurred expenses of approximately $6,103, $5,358, and $5,496 in connection with operating leases during 2008, 2007, and 2006, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2008 were as follows:

Year Ending December 31
2009	$4,743
2010	2,698
2011	1,569
2012	1,135
2013	625
Thereafter	134
$10,904

The Company enters into contracts with suppliers to ensure the availability of both botanical and non-botanical raw materials, as well as packing materials, in advance of its annual requirements. As of December 31, 2008, the Company has entered into non-cancelable purchase agreements for $16,513 related to fiscal year 2009 production needs.

As of December 31, 2008, the Company has entered into non-cancelable capital purchase agreements for $545 related to upgrades to the Company’s information systems and new manufacturing equipment.

Legal Proceedings

Currently, the Company is a party to various legal proceedings, including those noted below. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations, cash flows or prospects for the period in which the ruling occurs or future periods. The Company maintains directors’ and officers’ liability, product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Class-Action Litigation

Between April 3, 2006 and June 2, 2006, five separate shareholder class-action lawsuits were filed against the Company and certain of its present and former officers and directors in the United States District Court for the District of Utah. These matters were consolidated and on November 3, 2006, the plaintiffs filed a consolidated complaint (the “Consolidated Complaint”) against the Company, the Company’s Chief Executive Officer and former director, Douglas Faggioli, the Company’s former Chief Financial Officer, Craig D. Huff, and a former director and former Chair of the Company’s Audit Committee, Franz L. Cristiani. The Consolidated Complaint asserts three separate claims on behalf of purchasers of the Company’s common stock: (1) a claim against Mr. Faggioli and the Company for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, alleging that Mr. Faggioli made a series of alleged material misrepresentations to the investing public; (2) a claim against Mr. Faggioli and the Company for violation of Section 10(b) and Rule 10b-5, alleging that Mr. Faggioli made a series of misrepresentations to the Company’s then independent auditor, KPMG, LLP (“KPMG”), for the purpose of obtaining unqualified or “clean” audit opinions and review opinions from KPMG concerning certain of the Company’s annual and quarterly financial statements; and (3) a claim against Messrs. Faggioli, Huff and Cristiani for violation of Section 20(a) of the Exchange Act, alleging that the individual defendants have “control person” liability for the previously-alleged violations by the Company. The Consolidated Complaint seeks an unspecified amount of compensatory damages, together with interest thereon, litigation costs and expenses, including attorneys’ fees and expert fees, and any such other and further relief as may be allowed by law.

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

The case is currently in the early stages of discovery. The trial is not scheduled to commence until April 19, 2010. Although the Company and the other defendants are vigorously defending against the allegations in the lawsuit, and the Company intends to continue doing so, the Company is not able at this time to predict the outcome of this litigation or whether the Company will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Company.

The Company maintains insurance that may provide coverage for the potential consequences of a negative outcome of the litigation described above. The Company has given notice to its insurers of the claims and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of the Company’s restatement of its financial statements. There can be no assurance that the insurers will not seek to deny coverage or rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will exceed the available insurance.  Moreover, there can be no assurances as to the Company’s ability to obtain insurance coverage in the future, or as to the cost of such insurance.

Threatened Derivative Lawsuits

By letter dated October 4, 2007, a shareholder of the Company alleged that a number of the current and former officers and directors of the Company breached their fiduciary duties to the Company by supposedly engaging in the same alleged wrongdoing that is the subject of the class-action lawsuit. The shareholder demanded that the Company take action to recover from the specified officers and directors all damages sustained by the Company as a result of the alleged misconduct, and threatened to commence a derivative action if the Company failed to act on the shareholder’s demand within a reasonable period of time.

On December 26, 2007, before the expiration of the Company’s allotted 90-day period for responding to the demand, the shareholder presented a second but substantively identical demand on the Company, thereby triggering a new 90-day response period. The Company’s Board of Directors responded to this demand on March 20, 2008, rejecting the shareholder’s demands.

On May 21, 2008, the same shareholder filed a summons and complaint in the Fourth Judicial District Court for the State of Utah seeking an order compelling the Company to produce certain books and records to the shareholder. The Company filed its answer to the complaint on June 12, 2008.

Although the Company and the other defendants are vigorously defending against the allegations in the threatened derivative lawsuit above, management believes that it is not possible at this time to predict the outcome of this litigation or whether the Company will incur any liability associated to the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Company.

SEC and DOJ Investigations

In March 2006, the Company voluntarily disclosed to the SEC certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the SEC has subpoenaed certain information and requested that the Company voluntarily provide other information in connection with its subsequent investigation related to these events, which the Company has provided. The Company is cooperating fully with this investigation. The Company cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on its financial statements.

In March 2006, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the DOJ has requested that the Company voluntarily provide documents and other information in connection with its subsequent investigation related to these events. The Company is cooperating fully with this investigation. The Company cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on the financial condition, results of operations, or cash flows of the Company.

SEC Section 12(j) Proceeding

On July 12, 2007, the Company announced that the SEC had instituted administrative proceedings pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of its common stock. On November 8, 2007, an administrative law judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock. Shortly thereafter, the Company filed a petition for review with the SEC. On December 5, 2007, the SEC granted the Company’s petition for review. The SEC heard oral argument from both the Company and the SEC staff on January 7, 2009.  On January 21, 2009, the SEC issued a final order revoking the registration of the Company’s common stock.  As a result of this order, broker-dealers are not permitted to effect transactions in the Company’s securities until the Company’s registration statement on Form 10, which was filed with the SEC on February 12, 2009, becomes effective.  Although the Company’s goal remains to return, as quickly as practicable, its common stock to public markets, the Company cannot predict when the registration statement will be come effective.

Self-Insurance Liabilities

Similar to other manufacturers and distributors of products that are ingested, the Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. Effective April 12, 2004, the Company complied with the FDA’s ban on the ingredient ephedra. The Company carries insurance in the types and amounts it considers reasonably adequate to cover the risks associated with its business. On June 1, 2003, the Company established a wholly owned captive insurance company to provide it with product liability insurance coverage. The Company has accrued an amount that it believes is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on the Company’s history of such claims. However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on the Company’s business prospects, financial position, results of operations, or cash flows.

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

The Company has accrued $2,873 and $2,306 for product liability and employee medical claims at December 31, 2008 and 2007, respectively, and such amounts are included in accrued liabilities on the Company’s consolidated balance sheets.

Other Litigation

One of the Company’s foreign subsidiaries is a defendant in litigation regarding primarily employee-related matters. The Company has recorded accruals of approximately $113 and $600 related to this litigation at December 31, 2008 and 2007, respectively, which is included in accrued liabilities.

The Company is party to various other legal proceedings in several foreign jurisdictions related to VAT assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any, therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $1,100.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.  The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters.  The Company also provides provisions for state sales taxes in each of the states where the Company has potential nexus. As of December 31, 2008 and 2007, accrued liabilities include $17,359 and $14,393, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations, or cash flows of the Company.

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

NOTE 12:  OPERATING BUSINESS SEGMENT AND INTERNATIONAL OPERATION INFORMATION

The Company has three reportable business segments. These reportable segments are components of the Company for which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has two reportable business segments based on geographic operations that include a United States segment and an international segment that operate under the Nature’s Sunshine Products name. The Company’s third reportable business segment is Synergy Worldwide, which offers products with formulations different from those of the Nature’s Sunshine Products offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Net sales revenues for each segment have been reduced by any intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief operating decision maker. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information for the years ended December 31, 2008, 2007, and 2006 is as follows:

Year Ended December 31	2008	2007	2006
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$150,101	$148,254	$148,374
International	174,097	149,822	130,596
	324,198	298,076	278,970
Synergy Worldwide	57,101	68,571	83,252
Total net sales revenue	381,299	366,647	362,222
Operating Expenses:
Nature’s Sunshine Products:
United States	155,988	153,522	152,446
International	157,212	137,123	118,976
	313,200	290,645	271,422
Synergy Worldwide	62,501	72,941	82,795
Total operating expenses	375,701	363,586	354,217
Operating Income (Loss):
Nature’s Sunshine Products:
United States	(5,887)	(5,268)	(4,072)
International	16,885	12,699	11,620
	10,998	7,431	7,548
Synergy Worldwide	(5,400)	(4,370)	457
Total operating income	5,598	3,061	8,005

Other Income (Expense), net	870	1,404	624
Income Before Provision for Income Taxes	$6,468	$4,465	$8,629

Year Ended December 31	2008	2007	2006
Capital Expenditures:
Nature’s Sunshine Products:
United States	$2,467	$3,000	$1,488
International	4,872	422	630
	7,339	3,422	2,118
Synergy Worldwide	574	974	605
Total capital expenditures	$7,913	$4,396	$2,723

Depreciation and Amortization:
Nature’s Sunshine Products:
United States	$3,419	$3,729	$4,074
International	756	1,161	854
	4,175	4,890	4,928
Synergy Worldwide	1,262	1,519	1,296
Total depreciation and amortization	$5,437	$6,409	$6,224

As of December 31	2008	2007
Assets:
Nature’s Sunshine Products
United States	$95,131	$93,322
International	45,995	47,223
	141,126	140,545
Synergy Worldwide	23,150	24,793
Total Assets	$164,276	$165,338

From an individual country perspective, only the United States, Japan, Russia, and Ukraine comprise approximately 10 percent or more of consolidated net sales revenue for the years ended December 31, 2008, 2007, and 2006 as follows:

Year Ended December 31	2008	2007	2006
Net Sales Revenue:
United States	$151,332	$152,943	$157,132
Japan	38,972	45,554	52,301
Russia	44,768	34,314	28,394
Ukraine	36,398	24,251	12,224
Other	109,829	109,585	112,171
Total Net Sales Revenue	$381,299	$366,647	$362,222

Net sales revenue by product group has not been disclosed as management has determined that it is impracticable to accumulate such information.

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated long-lived assets, consisting of property, plant and equipment and intangible assets, as follows:

As of December 31	2008	2007
Long-Lived Assets
United States	$23,723	$25,022
Venezuela	4,646	377
Other	3,393	4,539
Total Long-Lived Assets	$31,762	$29,938

NOTE 13:  RELATED PARTY TRANSACTIONS

The Company maintains split-dollar life insurance policies on certain executives. The cash surrender value of $206 and $294 related to such policies is recorded in other assets as of December 31, 2008 and 2007, respectively.

Mr. Eugene Hughes, a member of the Company’s Board of Directors and a shareholder, retired as an employee of the Company effective as of December 22, 2008. Prior to his retirement, the Company and Mr. Hughes entered into a Retirement and Consulting Agreement, dated as of December 9, 2008, pursuant to which Mr. Hughes provides consulting services to the Company for an initial term of eight years following his retirement. In exchange for such consulting services, Mr. Hughes will receive (i) annual compensation of $215 for the first two years of service, (ii) annual compensation of $100 for the remainder of the initial term, (iii) annual compensation of $50 after the initial term, and (iv) certain medical and life insurance benefits.

NOTE 14:  FAIR VALUE

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$933	$2,925	$—	$3,858
Investment securities	1,394	—	—	1,394
Restricted investments	—	—	2,050	2,050
Total assets measured at fair value on a recurring basis.	$2,327	$2,925	$2,050	$7,302

Investments available for sale — The majority of the Company’s investment portfolio consist of various fixed income securities such as U.S government and state and municipal bonds, mutual funds, and equity securities.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities, U.S. government treasuries, and various mutual funds.  The Level 2 securities include investments in state and municipal bonds whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Investment securities —  The majority of the Company’s trading portfolio consists of various mutual funds that are using quoted prices in active markets.

Restricted investments  —  The Company’s restricted investments include auction rate preferred investments that have failed at auction during 2008.  Despite the underlying long-term contractual maturity of auction-rate securities (“ARS”), there was historically a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of current negative liquidity and uncertainty in financial credit markets, the Company experienced “failed” auctions associated with its ARS.  In the case of a failed auction, the ARS become illiquid investments (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular

The ARS consist primarily of AAA securities.  In determining the fair value of the Company’s restricted investments at December 31, 2008, the Company has taken into consideration fair values determined by the financial institutions, current credit rating of the underlying securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and its current liquidity position.  In January 2009, the Company redeemed these securities at par value.  As a result, the Company reclassified these restricted investments from long-term to current assets as of December 31, 2008.

The following table shows a reconciliation of the beginning and ending fair value measurements using significant unobservable inputs for the year ended December 31. 2008:

Total
Balance at January 1, 2008	$2,075
Net unrealized gains included in earnings	—
Sales of restricted investments	(25)
Purchases	—
Balance at December 31, 2008	$2,050

NOTE 15:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following table displays the unaudited interim consolidated statements of operations for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, and December 31, 2008.

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net sales revenue	$98,557	$97,879	$94,669	$90,194
Cost of goods sold	19,217	16,796	17,146	18,715
Gross profit	79,340	81,083	77,523	71,479
Volume incentives	38,703	38,425	36,588	34,423
Selling, general and administrative	39,738	39,280	38,864	37,806
Operating income (loss)	899	3,378	2,071	(750)
Other income (expense)	(359)	312	(448)	1,365
Income before income taxes	540	3,690	1,623	615
Provision for income taxes	983	4,391	1,789	1,143
Net loss	(443)	(701)	(166)	(528)
Basic net loss per share	(0.03)	(0.05)	(0.01)	(0.03)
Diluted net loss per share	(0.03)	(0.05)	(0.01)	(0.03)

The following table displays the unaudited interim consolidated statements of operations for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, and December 31, 2007.

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net sales revenue	$93,678	$90,536	$88,213	$94,220
Cost of goods sold	18,520	15,939	18,325	18,212
Gross profit	75,158	74,597	69,888	76,008
Volume incentives	36,666	35,734	35,140	36,344
Selling, general and administrative	35,905	35,221	39,558	38,022
Operating income (loss)	2,587	3,642	(4,810)	1,642
Other income (expense), net	949	160	426	(131)
Income (loss) before income taxes	3,536	3,802	(4,384)	1,511
Provision for income taxes	5,470	6,242	(2,761)	3,751
Net loss	(1,934)	(2,440)	(1,623)	(2,240)
Basic net loss per share	(0.13)	(0.16)	(0.10)	(0.14)
Diluted net loss per share	(0.13)	(0.16)	(0.10)	(0.14)

Basic and diluted loss per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the total computed for the year.

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

Overview

Management identified certain material weaknesses which are described in our Annual Report on Form 10-K/A for the year ended December 31, 2007. During 2008 and through the date of this filing, management has been focused on remediating these material weaknesses. This overview provides a summary of the status of each of the previously identified material weaknesses, followed by a discussion of management’s evaluation of disclosure controls and procedures, management’s report on internal control over financial reporting, and management’s efforts to remediate the material weaknesses, as set forth in the table below.

As shown below, three material weaknesses reported as of December 31, 2007 were remediated as of December 31, 2008.  Three other material weaknesses reported as of December 31, 2007 remain material weaknesses as of December 31, 2008, for which management continues to remediate.

Material Weakness Reported		Status as of	Status as of the Date
as of December 31, 2007		December 31, 2007	of this Filing
1.	Maintenance of Risk Assessment Programs	Remediation in process	Remediated
2.	Application of GAAP	Remediation in process	Remediated
3.	Accounting for Income Taxes	Remediation in process	Remediation in process
4.	Financial Reporting Process	Remediation in process	Remediation in process
5.	Monitoring of Service Provider	Remediation in process	Remediated
6.	Information Technology:
	Access Control	Remediation in process	Remediation in process
	Change Management	Remediation in process	Remediation in process
	Spreadsheets	Remediation in process	Remediation in process

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008, as a result of the existence of material weaknesses in our internal controls over financial reporting.

Since December 31, 2007, we have made significant progress in improving our disclosure controls and procedures. We have taken, and are taking, the actions described below under “Remediation Activities Related to Weaknesses” to remediate the remaining material weaknesses in our internal control over financial reporting.

We continue to strive to improve our processes to enable us to provide complete and accurate public disclosure on a timely basis. Management believes that we will not be able to conclude that our disclosure controls and procedures are effective until the material weaknesses have been fully remediated.

To address the material weaknesses reported in our 2007 Form 10K/A, management performed additional analyses and other post-closing procedures designed to ensure that our consolidated financial statements were prepared in accordance with GAAP. These procedures included documentation and testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. As a result, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Overview

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and

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

Definition of Material Weakness

A “material weakness” is defined under auditing rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management’s Assessment of Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in COSO because of the continued existence of material weaknesses related to the accounting for income taxes, the financial reporting process, and information technology systems. Certain of these material weaknesses have resulted in adjustments to the Company’s consolidated financial statements for the year ended December 31, 2008. A description of the material weaknesses relating to each of these areas as of December 31, 2008 is included below.

Accounting for Taxes — The Company’s processes, procedures and controls related to the preparation and review of the annual tax provision, and the accrual of the other non-income tax contingencies were not effective to ensure that amounts related to the tax provision, related current or deferred income tax asset and liability accounts and non-income tax contingencies were accurate, recorded in the proper period, and determined in accordance with GAAP. Specifically, we did not (i) analyze and reconcile certain deferred income and tax payable accounts, (ii) appropriately consider the need to record or disclose contingencies for certain income tax and non-income tax positions in accordance with GAAP, and (iii) file tax returns in certain foreign jurisdictions. Additionally, we had insufficient qualifications and training in accounting for taxes.

Financial Reporting Process — The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with GAAP. Specifically, our process lacked timely and complete financial statement reviews and appropriate account closing procedures and reconciliation processes.  Further, we were unable to complete timely regulatory filings as required by the rules of the SEC.

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

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, and expressed an adverse opinion.

Changes in Internal Control over Financial Reporting

Overview

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the period from January 1, 2008 through the date of this filing have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on management’s assessment, significant changes were implemented and tested during the period from January 1, 2008 through

December 31, 2008 to continue the remediation of our material weaknesses in internal control over financial reporting.

Management believes the measures that we have implemented during 2008 to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting since December 31, 2007. Changes in our internal control over financial reporting from January 1, 2008 through the date of this filing that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Actions Relating to Material Weaknesses

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

Description of 2008 Remediation Actions

Management has, in conjunction with the assessment of internal controls for 2008, identified key financial reporting risks and has evaluated the adequacy of the internal control procedures to address the identified risks.  This included the completion of a comprehensive, worldwide entity level control questionnaires and fraud risk assessments in 2008 by senior management, the Company’s General Counsel and Chief Compliance Officer, and the Manager of Internal Audit. This has provided enhanced assistance to the Audit Committee in monitoring identified risks and in establishing more robust internal audit plans. In addition, management is continuing to provide compliance training, including on-line compliance training in various languages, throughout its worldwide organization.

As a result of these actions, management believes this previous material weakness has been remediated.

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

Description of 2008 Remediation Actions

We have implemented procedures to address revenue recognition issues.  With respect to accruals and contingencies, in 2008 our management performed an analysis with the assistance of outside legal counsel to assess and estimate the exposure related to such positions. To address income statement and balance sheet classification issues, we have enhanced our close processes and procedures as described in the financial reporting process remediation activities below.  We have prepared GAAP disclosure and SEC filing checklists and expanded the financial statement close checklists.  In addition, we have hired a Financial Reporting Manager with GAAP and SEC reporting experience.

We have also increased the training of international subsidiary controllers to provide for consistent communication of our policies and procedures over financial reporting and internal control over financial reporting.

As a result of these actions, management now considers this previous material weakness to be remediated.

Description of Material Weakness as of December 31, 2007

Accounting for Taxes — The Company’s processes, procedures and controls related to the preparation and review of the annual tax provision and the accrual of the other non-income tax contingencies were not effective to ensure that amounts related to the tax provision, related current or deferred income tax asset and liability accounts, and non-income tax contingences were accurate, recorded in the proper period, and determined in accordance with generally accepted accounting principles. Specifically, we did not (i) analyze and reconcile certain deferred income and tax payable accounts, (ii) appropriately consider the need to record or disclose contingencies for certain income tax and non-income tax positions in accordance with generally accepted accounting principles, and (iii) file tax returns in certain foreign jurisdictions. Additionally, we had insufficient personnel with appropriate qualifications and training in accounting for income taxes.

Description of 2008 Remediation Actions

In late 2008, we hired a second Tax Director and during 2008 have utilized various outsourced service providers for tax consulting services to assist in our accounting for income taxes and the recording of non-income tax contingencies. We continue to evaluate our tax process and tax resource requirements. In 2007 and 2008, we performed a comprehensive review of our foreign statutory tax filings, and have assessed the impact of the delinquent filings and the process that we need to complete these filings. In addition, in 2007 and 2008 our management performed an analysis with the assistance of outside consultants to assess, estimate, and record the exposure related to our uncertain income tax positions and non-income tax contingencies in accordance with generally accepted accounting principles. We continue to evaluate the adequacy of our tax resources.

This material weakness still exists, and the Company is in the process of remediating the material weakness.

Description of Material Weakness as of December 31, 2007

Financial Reporting Process — The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with GAAP. Specifically, our process lacked timely and complete financial statement reviews, effective journal entry controls, and appropriate reconciliation processes. Further, we were unable to complete regulatory filings as required by the rules of the SEC.

Description of 2008 Remediation Actions

During 2007 and 2008, we redesigned and implemented improved procedures to provide for enhanced retention of documentation to support sub-ledger and account reconciliations. We are continuing to evaluate the reconciliation process related to clearing accounts and controls over journal entries. During 2008, we enhanced monthly close procedures to include enhancement of a formal monthly close checklist, recurring journal entry checklist, variance analysis of financial statement fluctuations, enhanced budget to actual reviews, and review and approval of all accrued liability accounts. In 2008, we hired a Financial Reporting Manager, who brings additional knowledge of GAAP and financial reporting practices. In addition, the Company has added a disclosure committee and enhanced our procedures to provide for additional management review of financial statements and disclosures.

This material weakness still exists, and the Company is in the process of remediating the material weakness.

Description of Material Weakness as of December 31, 2007

Monitoring of a Service Provider — The Company did not effectively monitor a service provider responsible for managing the entire operations for one of our foreign locations in terms of an out-sourced arrangement. Transactions are recorded in the Company’s system based on monthly reporting from the service provider. The Company established a monitoring process including a recalculation of commissions expense based on sales reported by the service provider, and certain cash and inventory shipment reconciliation procedures. These monitoring processes and procedures were not, however, performed on a regular basis, and were not adequately documented or reviewed which increased the likelihood of material misstatements in our financial statements.

Description of 2008 Remediation Actions

During 2008, we redesigned our procedures to more effectively monitor the service provider responsible for the management of the operations of one of our foreign locations. In particular, we improved our monitoring process to ensure that the commissions expense recalculations and other reconciliation processes (based on information reported by the outside service provider) are performed on a regular basis, documented and reviewed. In addition, in conjunction with our 2008 assessment of internal controls, our Manager of Internal Audit and our out-sourced internal auditor performed two site visits to the foreign location to observe the facility, interview on site employees of the service provider, and evaluate the internal control procedures of the service provider.  These visits increased monitoring of other critical business processes performed by the service provider, such as product registration, product shipment and operating expenses.   Additional future visits to the location will be conducted as part of internal audit’s overall plan.

As a result of these actions, management now considers this previous material weakness to be remediated.

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

Description of 2008 Remediation Actions

Access Control — Management performed a broad and detailed analysis of user access to the applications we have determined to have a material impact on our financial reporting for our NSP United States locations.  We have implemented formal training of managers and others who grant and approve access to these data programs.  In addition, the Company is providing better data program descriptions and other tools to those managers and employees that approve user access to assist in their understanding if the access of their subordinates violates segregation of duties or access controls.

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

This material weakness still exists, and the Company is in the process of remediating the material weakness.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Nature’s Sunshine Products, Inc.:

We have audited Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•

Accounting for Taxes — The Company’s processes, procedures and controls related to the preparation and review of the annual tax provision and the accrual of other non-income tax contingencies were not effective to ensure that amounts related to the tax provision, related current or deferred income tax asset and liability accounts, and non-income tax contingencies were accurate, recorded in the proper period, and determined in accordance with generally accepted accounting principles. Specifically, the Company did not (i) analyze and reconcile certain deferred income and tax payable accounts, (ii) appropriately consider the need to record or disclose contingencies for certain income tax and non income tax positions in accordance with generally accepted accounting principles, and (iii) file tax returns in certain foreign jurisdictions. Additionally, the Company had insufficient qualifications and training in accounting for taxes.

•

Financial Reporting Process — The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, their process lacked timely and complete financial statement reviews and appropriate account closing procedures and reconciliation processes. Further, they were unable to complete regulatory filings as required by the rules of the SEC.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 18, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 18, 2009

Item 9B. Other Information

As a shareholder, you may be entitled to present proposals for action at a forthcoming meeting if you comply with the requirements of the proxy rules established by the SEC in a timely manner.  Shareholder proposals to be considered for inclusion in the proxy materials for the 2009 Annual Meeting of Shareholders must be received in writing by our Secretary no later than April 6, 2009 and must comply with the requirements of Rule 14a-8 of the Exchange Act.  The proxy solicited by the Board of Directors for the 2009 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposal presented to the shareholders at the meeting for which the Company did not have notice on or prior to April 6, 2009.

All shareholder proposals must be delivered to our Secretary by mail at Nature’s Sunshine Products, Inc., 75 East 1700 South, Provo, Utah 84606 by the applicable deadline.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers, as of February 28, 2009, are as follows:

Name	Age	Position	Served in Position Since	Class and Year Term will Expire(1)
Kristine F. Hughes	70	Chairperson of the Board	1980	Class III
Robert K. Bowen	59	Director	2006
Larry A. Deppe	59	Director	2006
Eugene L. Hughes	78	Director	1980	Class II
Pauline Hughes Francis	67	Director	1988	Class I
Douglas Faggioli	54	President and Chief Executive Officer	2003	—
Stephen M. Bunker	50	Executive Vice President, Chief Financial Officer and Treasurer	2006	—
Jamon Jarvis	42	Executive Vice President, General Counsel and Chief Compliance Officer	2007	—
Greg Halliday	44	President—U.S. Sales, Nature’s Sunshine Products	2006	—
Bryant J. Yates	35	President—International, Nature’s Sunshine Products	2007	—
John R. DeWyze	52	Executive Vice President—Operations, Nature’s Sunshine Products	2002	—
William J. Keller	66	Vice President—Health Sciences and Educational Services	2001	—
Lynda Marie Hammons	54	Vice President—Quality and Regulatory Affairs	2001	—
R. Kay Olsen	53	Vice President—Information Technology	2002	—

(1)      Under a plain reading of our Restated Articles of Incorporation, the directors’ terms expire as follows:  Mrs. Francis (Class I) at the next annual meeting; Mr. Hughes (Class II) at the second annual meeting from now; Mrs. Hughes (Class III) at the third annual meeting from now; and Messrs. Bowen and Deppe (not yet placed in a Class) at the next annual meeting.  The Company is evaluating this outcome under our Restated Articles of Incorporation in light of applicable Utah law and will make a final determination regarding the nomination of candidates for election to the Board prior to the mailing of proxy materials for our annual meeting planned for 2009.  See “Board Composition and Election” below.

Certain information regarding the business experience of the directors and executive officers and directors is set forth below.

Kristine F. Hughes.  Mrs. Hughes is the Chairperson of our Board of Directors, a member of our Compensation Committee and Nominations Committee. She was a co-founder in 1972 of Hughes Development Corporation, a predecessor of our Company, and has served as an officer or director of our Company and/or its predecessors since 1980. Mrs. Hughes is the spouse of Eugene L. Hughes, one of our founders and directors.

Robert K. Bowen.  Mr. Bowen is a member of our Board of Directors, and a member of our Audit Committee, Compensation Committee, and Nominations Committee. A Certified Public Accountant, Mr. Bowen has been a partner at the accounting firm of Hansen, Barnett & Maxwell, P.C. since 1980.

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

Eugene L. Hughes.  Mr. Hughes is a founder and member of our Board of Directors. He co-founded Hughes Development Corporation, a predecessor of our Company, in 1972. He has served as an officer or director of our Company and/or its predecessors since 1972. Mr. Hughes graduated from Brigham Young University. He is the spouse of Kristine F. Hughes, our Chairperson of the Board.

Pauline Hughes Francis.  Mrs. Francis is a member of our Board of Directors, and a member of our Audit Committee, Compensation Committee, and Nominations Committee. She has served on our Board of Directors since 1988. Mrs. Francis was a co-founder in 1972 of Hughes Development Corporation, a predecessor of the Company, and has acted as a consultant from time to time to our Company and its predecessors. Mrs. Francis is the former sister-in-law of Eugene L. Hughes, a member of the Board.

Douglas Faggioli.  Mr. Faggioli is the President and Chief Executive Officer of our Company. Prior to his appointment as President and Chief Executive Officer in November 2003, Mr. Faggioli served as Executive Vice President and Chief Operating Officer of our Company. He began his employment with us in 1983 and has served as one of our officers since 1989. He is a Certified Public Accountant.

Stephen M. Bunker.  Mr. Bunker has served as Executive Vice President, Chief Financial Officer and Treasurer since March 27, 2006. Mr. Bunker served as Vice President of Finance and Treasurer of Geneva Steel Holdings Corporation from July 2001 until March 2006. Prior to July 2001 Mr. Bunker served as Corporate Controller for Geneva Steel Corporation. Mr. Bunker is a Certified Public Accountant, and worked for Arthur Andersen for six years.

Jamon Jarvis.  Mr. Jarvis is the Executive Vice President, General Counsel and Chief Compliance Officer of our Company. He has served in this position since March 2007. Prior to his appointment, Mr. Jarvis served as General Counsel and Chief Financial Officer of InterNetwork, Inc., in San Francisco, California, from January 2004 to November 2006, and as Executive Vice President Finance, General Counsel and Corporate Secretary at Spontaneous Technology, Inc., in Salt Lake City, Utah, from September 2001 to October 2003. Mr. Jarvis received his B.A. in History in 1990 from Brigham Young University and his J.D. in 1993 from Cornell Law School.

Greg Halliday.  Mr. Halliday is the President—U.S. Sales for Nature’s Sunshine Products. He has served in this position since April 2006 and previously served as Vice President—Nature’s Sunshine Products U.S. Sales from May 2001 to March 2006. Mr. Halliday received his B.S. in 1989 and M.B.A. with an emphasis in Marketing in 1991 from the Marriott School of Management at Brigham Young University.

Bryant J. Yates.  Mr. Yates is the President—International of our Company. Mr. Yates, has served as Executive Director—International of the Company, Director—International—Europe/Middle East and General Manager of Nature’s Sunshine Products of Russia, an affiliate of the Company. Mr. Yates has been employed by the Company since 1999.

John R. Dewyze.  Mr. DeWyze is the Executive Vice President—Operations for Nature’s Sunshine Products and has served in this position since 1997. Mr. DeWyze received his B.S. in Chemistry in 1981 from Grand Valley State University and his M.B.A. in 1994 from the University of Southern Indiana.

William J. Keller.  Dr. Keller is the Vice President—Health Sciences and Educational Services for Nature’s Sunshine Products. He was appointed to serve in this capacity in April 2001. Prior to joining our Company, Dr. Keller was the Department Chair/Professor in the School of Pharmacy at Stamford University and Northeast Louisiana University. Dr. Keller received his B.S. in Pharmacy and M.S. in Pharmaceutical Sciences from Idaho State University. In 1972, the University of Washington awarded him a Ph.D. in Pharmacognosy.

Lynda Marie Hammons.  Mrs. Hammons is the Vice President—Quality and Regulatory Affairs for Nature’s Sunshine Products. She has served in this capacity since June 2001. Mrs. Hammons received her B.S. in Chemistry and Microbiology from Bowling Green State University and her M.B.A. with an emphasis on Quality Management from the University of Cincinnati. Mrs. Hammons is also a Certified Quality Engineer, a Certified Quality Technician and a Certified Quality Auditor—American Society for Quality.

R. Kay Olsen.  Mr. Olsen is the Vice President—Information Technology of our Company and has served in this capacity since March 2002. Mr. Olsen received his B.S. in Information Management from Brigham Young University and his M.B.A. from the University of Phoenix.

Board Composition and Election

Directors are elected at annual meetings of shareholders. Our Bylaws provide for a classified Board of Directors, consisting of three staggered classes of directors, as nearly equal in number as possible. As a result, shareholders will elect a portion of our Board of Directors each year. The Class I directors’ terms were originally set to expire at our annual meeting held in 2006, the Class II directors’ terms were originally set to expire at our annual meeting held in 2007, and the Class III directors’ terms were originally set to expire at our annual meeting held in 2008. Due to our inability to file our Quarterly and Annual Reports with the SEC in those years, we were not able to hold annual meetings in 2008, 2007 or 2006. As a result, under our Restated Articles of Incorporation, the terms of three directors, Pauline Hughes Francis (Class I), Robert K. Bowen and Larry A. Deppe, will expire at our next annual meeting.  Furthermore, according to a plain reading of our Restated Articles of Incorporation, Eugene L. Hughes (Class II) would stand for election at the following annual meeting (presumed to be in 2010) and Kristine F. Hughes (Class III) would stand for election at the yet subsequent annual meeting (presumed to be in 2011).  The Company is evaluating this outcome under our Restated Articles of Incorporation in light of applicable Utah law and will make a final determination regarding the nomination of candidates for election to the Board prior to the mailing of proxy materials for our annual meeting planned for 2009.

Committees of the Board of Directors

The Board of Directors has formed the following committees:

The Compensation Committee.  The Compensation Committee reviews compensation policies applicable to executive officers and board members, establishes the compensation to be paid to our Chief Executive Officer and determines the compensation and benefits of all directors on the Board. The Compensation Committee has adopted a written charter, a copy of which may be found at our website at www.natr.com, or upon request, without charge, from the Company by sending a written request to the following: Nature’s Sunshine Products, Inc., Compensation Committee Charter Request, Attn: Legal Department, 75 East 1700 South, P.O. Box 19005, Provo, Utah 84605.

 The members of the Compensation Committee are Robert K. Bowen, (Chairperson) Kristine F. Hughes, and Pauline Hughes Francis. Mrs. Francis and Mr. Bowen are Independent Directors (as defined below) as discussed in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

The Audit Committee.  The Audit Committee is a separately-designated standing committee of the Board of Directors, which oversees our financial statements, preparation process and related compliance matters and performance of the internal audit function, is responsible for engagement and oversight of our independent registered public accounting firm and reviews the adequacy and effectiveness of our internal control system and procedures. The Audit Committee has adopted a written charter, a copy of which may be found at our website at www.natr.com, or upon request, without charge, from the Company by sending a written request to the following: Nature’s Sunshine Products, Inc., Audit Committee Charter Request, Attn: Legal Department, 75 East 1700 South, P.O. Box 19005, Provo, Utah 84605.

The members of the Audit Committee are Larry A. Deppe (Chairperson), Robert K. Bowen and Pauline Hughes Francis, each of whom is an Independent Director and independent for the purposes of the regulations promulgated by the SEC. Our Board of Directors has determined that Larry A. Deppe and Robert K. Bowen are audit committee financial experts, as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. We believe Pauline Hughes Francis falls outside the SEC safe harbor providing that a person will not be deemed an affiliate for purposes of determining audit committee member independence if he or she beneficially owns 10 percent or less of an issuer’s voting stock. As of December 31, 2008, Mrs. Francis beneficially owned approximately 12.3 percent of the Company’s common stock. The Board has determined that Mrs. Francis is independent for purposes of SEC regulations and the NASD Marketplace Rules.

The Nominations Committee.  The Nominations Committee makes recommendations to the Board of Directors about the size of the Board or any committee thereof, identifies and recommends candidates for the Board and committee membership, evaluates nominations received from shareholders, and develops and recommends to the Board corporate governance principles applicable to our Company. The Nominations Committee has adopted a written charter, a copy of which may be found at our website at www.natr.com, or upon request, without charge, from the Company by sending a written request to the following: Nature’s Sunshine Products, Inc., Nominations Committee Charter Request, Attn: Legal Department, 75 East 1700 South, P.O. Box 19005, Provo, Utah 84605.

The members of the Nominations Committee are Kristine F. Hughes (Chairperson), Pauline Hughes Francis, and Robert K. Bowen. Mrs. Francis and Mr. Bowen are both an Independent Director as discussed in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities, to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such directors, officers and 10 percent shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms furnished or available to the Company, the Company believes that its directors, officers and 10 percent shareholders complied with all Section 16(a) filing requirements for the fiscal years ended December 31, 2008, except for the following filings:  the Form 5 filed by Pauline Hughes Francis on September 9, 2008 to report gift transactions on December 14, 2006, January 23, 2007 and December 26, 2007 and the Form 5 filed by Eugene L. Hughes on September 2, 2008 to report gift transactions on August 31, 2007 and December 31, 2007.

Code of Ethics

We adopted a revised Code of Conduct on August 29, 2008 that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and senior financial and accounting officers. Among other matters, the Code of Conduct establishes policies to deter wrongdoing to promote (i) both honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, (ii) compliance with applicable laws, rules and regulations, (iii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in public communications and (iv) prompt internal reporting of violations of the Code of Conduct and accountability for adherence to the Code of Conduct. In addition, we provide an ethics line for reporting any violations of the Code of Conduct on a confidential basis. A copy of our Code of Conduct is available on our website at www.natr.com or upon request, without charge, from the Company by sending a written request to the following: Nature’s Sunshine Products, Inc., Code of Conduct Request, Attn: Legal Department, 75 East 1700 South, P.O. Box 19005, Provo, Utah 84605. We will post on our internet website all amendments to, or waivers from, our Code of Conduct that are required to be disclosed by applicable law.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides disclosure about the policies and objectives underlying the compensation programs for our executive officers. Accordingly, we will address and analyze each element of the compensation provided to our Chief Executive Officer, our Chief Financial Officer and the other executive officers named in the Summary Compensation Table which follows this discussion; these individuals are referred to as the named executive officers. The Compensation Committee of our Board of Directors administers the compensation programs for our Chief Executive Officer. Our Chief Executive Officer administers the compensation programs for our other executive officers.

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

In setting executive officer compensation, the Compensation Committee and our Chief Executive Officer review a report (the “Executive Compensation Report”) prepared by our Director of Human Resources in order to assess the competitiveness of the Company’s compensation programs in comparison to market averages. The Executive Compensation Report examined the data contained in Watson Wyatt’s Top Management Compensation Survey and Mercer’s Executive Compensation Survey for 2007-08. These surveys provide information on compensation paid by surveyed companies nationally crossing multiple industries and sizes. These two surveys are the largest executive compensation surveys in the U.S. with hundreds of companies participating from all industries, both public and private. The Executive Compensation Report compared the Company’s executive compensation practices including base pay, short-term incentives, long-term incentives and other practices to such survey data. In addition, we perform regression analysis on the raw data from the surveys to provide appropriate comparisons based on company size. The regression analysis provides an expected level of each type of compensation based on our sales revenue; the data from such analysis is used as the “market” data. The Executive Compensation Report compared the base pay, bonus and total compensation of officers on an individual basis to the market data.

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

Salary.  The base salary level of each executive officer is reviewed in the last quarter of each year, with any salary adjustments for the upcoming year to be effective on or about January 1 of that year. The Company targets base salaries to be in the range of 80% to 90% of market. However, the Company may also consider the performance of the executive, contributions by the executive towards the Company’s mission/goals and tenure at the Company. The Company believes that this component of compensation should provide a level of security and stability from year to year and not be dependent to any material extent on the Company’s financial performance. The Compensation Committee approved a salary increase of 6% for our Chief Executive Officer for 2008. The salary levels for Mr. Bunker, Mr. DeWyze, Mr. Jarvis and Mr. Yates increased approximately 6%, 2.1%, 5.5% and 12.5%, respectively. These increases were to bring these executives’ salaries in-line with market rates. After examining the market data, the Company found that, on average, our officers’ base salaries for 2008 were approximately 18% below market.

Incentive Compensation.  The bonus structure is generally designed to bring the total cash compensation for our executives up to market in a typical year and to exceed market when justified by company performance. The Compensation Committee determines the bonus payable to Mr. Faggioli, and Mr. Faggioli determines the bonus amounts payable to Messrs. Bunker, DeWyze, Jarvis and Yates.  For 2008, the bonus for Mr. Faggioli was to be determined by the Compensation Committee at its sole discretion based on overall Company performance and Mr. Faggioli’s individual performance. Similarly, the 2008 bonus for each other executive officer was to be determined by Mr. Faggioli at his sole discretion based on overall Company performance and such executive officer’s individual performance.

Actual amounts of 2008 bonuses were determined on March 13, 2009.  The Compensation Committee awarded Mr. Faggioli a bonus in the amount of $171,107 (which includes a $1,600 bonus for 25 years of service to the Company). In exercising its discretion, the Compensation Committee reviewed the Company’s performance measured in terms of the average operating income and sales revenue levels attained by NSP United States, NSP International and Synergy Worldwide for 2008 and the committee’s past practices for bonus awards to Mr. Faggioli. No portion of his bonus was directly tied to the attainment of any specific pre-established performance goals, but was determined based on the Company’s performance measured in terms of operating income and sales revenue levels as described.

The bonuses for the other executive officers were as follows:   Mr. Bunker - $80,385; Mr. DeWyze - $73,939; Mr. Jarvis - $70,147 and Mr. Yates - $82,350. In determining the bonus for each executive officer, Mr. Faggioli reviewed the Company’s performance measured in terms of the operating income and sales revenue levels attained by the divisions for which the executive was primarily responsible. No portion of any executive officer’s bonus was tied directly to the attainment of any specific pre-established performance goals, but was determined based on the Company’s performance measured in terms of operating income and sales revenue levels as described.

Long-Term Incentives.  In prior years, we have structured our long-term incentive program for executive officers in the form of option grants under our 1995 Stock Option Plan which was administered by our Compensation Committee. Each option grant has been designed to align the interests of the executive officer with those of the shareholders and to provide him with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business. Each option grant allows the officer to acquire shares of our common stock at a fixed price per share over a specified period, usually ten years. Options granted in past years have generally vested and become exercisable in a series of installments over a period of one to three years measured from the grant date, contingent upon the officer’s continued employment. All outstanding options are fully vested at this time. The 1995 Stock Option Plan terminated in 2005, and no options have been granted under this plan since its termination. No non-plan options have been granted to the named executive officers since March 15, 2007.

Executive Officer Perquisites.  In 2008, we paid premiums on $250,000 life insurance policies for our named executive officers and provided our named executive officers the opportunity to receive up to $2,500 for tuition assistance; however, none of our executive officers elected to receive tuition assistance. We do not believe these perquisites are an important factor in retaining our executive officers. We use bonuses and other performance based incentives to retain our executive officers.

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

Officer Employment Agreements.  We have entered into employment agreements with each of our named executive officers. We believe that the employment agreements with our executive officers achieve two important goals crucial to our long-term financial success: the long-term retention of our senior executives and their commitment to the attainment of our strategic objectives. The agreements will allow our executive officers to continue to focus their attention on our business operations and strategic plans without undue concern over their own financial situations during periods when substantial disruptions and distractions might otherwise prevail. Each employment agreement provides for an initial term of twelve months which automatically renews for additional twelve month periods provided neither party terminates the employment relationship. Upon the cessation of a named executive officer’s employment due to termination by the Company without cause, the Company’s non-renewal of the employment term, death or incapacity, the named executive officer will receive severance benefits in an amount equal to his or her base salary for the year of termination and continued medical insurance coverage for 12 months.

A summary of the material terms of the officer employment agreements, together with a quantification of the severance benefits payable under those agreements to each of the executive officers named in the Summary Compensation Table may be found in the section below entitled “Potential Payments Upon Termination or Change in Control.”

Compensation Committee Interlocks and Insider Participation.  The members of the Compensation Committee of the Board of Directors are Robert K. Bowen, Kristine F. Hughes and Pauline Hughes Francis.  No member of the Compensation Committee at any time during 2008 was an officer or employee of the Company.  Mr. Bowen has not been an officer or employee of the Company at any time.  Both Mmes. Hughes and Francis are founders of the Company and have been at various times officers or employees of the Company or Hughes Development Corporation, a predecessor of the Company, since 1972.  None of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or our Compensation Committee.

Mrs. Hughes is the spouse of Eugene L. Hughes, a member of our Board of Directors, and Mrs. Francis is his former sister-in-law.  Mr. Hughes previously informed the Company of his intention to retire as an employee of the Company effective as of December 22, 2008.  The Company and Mr. Hughes subsequently entered into a Retirement and Consulting Agreement, dated as of December 9, 2008, pursuant to which Mr. Hughes provides consulting services to the Company for an initial term of eight years following his retirement.  In exchange for such consulting services, Mr. Hughes will receive (i) annual compensation of $215,000 for the first two years of service, (ii) annual compensation of $100,000 for the remainder of the initial term, (iii) annual compensation of $50,000 after the initial term, and (iv) certain medical and life insurance benefits.

Other than the Retirement and Consulting Agreement with Mr. Hughes, no member of the Compensation Committee at any time during 2008 had any relationship with us to be disclosed as a related person transaction.

Compliance with Internal Revenue Code Section 162(m).  Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based under the terms of Section 162(m). Non-performance-based compensation paid to our executive officers for 2008 did not exceed the $1.0 million limit per officer. However, as we continue to increase salaries and bonuses for our executive officers, together with the amounts recognized from equity awards, it is possible that the non-performance-based compensation payable to our executive officers will exceed the $1.0 million limit in one or more future years. We believe that in establishing the cash and equity incentive compensation programs for our executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, we may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to our financial performance or through equity awards, which together with base salary in the aggregate may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the executive officers essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis disclosure with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Submitted by:

Robert K. Bowen

Kristine F. Hughes

Pauline Hughes Francis

Executive Compensation

The following table sets forth a summary, for the years ended December 31, 2008, 2007 and 2006 of the compensation of the principal executive officer, the principal financial officer, the three most highly compensated executive officers of the Company (not including the principal executive officer and the principal financial officer) whose total compensation for the 2008 fiscal year was in excess of $100,000 and who were serving as executive officers at the end of 2008. The listed individuals shall be hereinafter referred to as the “named executive officers.” No other executive officers who would have otherwise been includable in such table on the basis of total compensation for 2008 have been excluded by reason of their termination of employment or change in executive status during that year.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Douglas Faggioli,	2008	393,260	171,107	—	—	—	—	15,084	579,451
President & CEO	2007	371,000	—	—	—	—	—	14,126	385,126
	2006	350,000	—	—	—	—	—	13,860	363,860

Stephen Bunker,	2008	212,000	80,385	—	12,221	—	—	12,933	317,539
EVP, CFO & Treasurer	2007	200,000	145,338	—	46,442	—	—	12,007	403,787
	2006	131,250	18,081	—	—	—	—	7,283	156,614

John DeWyze,	2008	195,000	73,939	—	—	—	—	13,186	282,125
EVP & VP of	2007	191,000	90,970	—	—	—	—	12,591	294,561
Operations	2006	187,000	51,515	—	—	—	—	12,643	251,158

Jamon Jarvis,	2008	185,000	70,147	—	7,333	—	—	12,450	274,930
EVP, General Counsel & Chief Compliance	2007	145,833	45,957	—	27,865	—	—	7,975	227,630
Officer	2006	—	—	—	—	—	—	—	—

Bryant Yates,	2008	180,000	82,350	—	9,166	—	—	5,575	277,091
President—Nature’s	2007	160,000	200,450	—	34,831	—	—	2,971	398,252
Sunshine Products	2006	115,343	28,600	—	—	—	—	2,426	146,369
International

(1)                                  Amounts for 2008 include amounts that were deferred into the Company’s Supplemental Elective Deferral Plan (“SEDP”) for 2008, as follows: Mr. Faggioli—$60,500; Mr. Bunker—$0; Mr. DeWyze—$29,354; Mr. Jarvis—$0; and Mr. Yates—$0. The SEDP provides selected employees and non-employee directors with the ability to defer compensation to future dates specified by the participant with a return based on investment alternatives selected by the participant. The SEDP is more fully described in the section following the Nonqualified Deferred Compensation Plans table below.

(2)                                  Option awards are calculated in the same manner as the expense of these awards that is recognized in our consolidated financial statements. Each option award is valued under FAS 123R, and the compensation expense relating to that award is recognized over its vesting period. See Note 9 to the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K for the 2007 fiscal year for a description of the assumptions used in valuing stock awards and stock options. For this purpose, the estimate of forfeitures relating to vesting conditions is disregarded. The full amount of the FAS 123R value of the 2007 stock options is reported under “Equity Compensation Plan” on page 88 of the Company’s Form 10-K for the 2007 fiscal year.

(3)                                  “All Other Compensation” includes the following amounts paid by the Company for the fiscal year ended December 31, 2008. The amounts disclosed are the actual costs to the Company of providing these benefits.

Name	401(k) Plan Company Contribution ($)	Life Insurance ($)	Disability Payments ($)	Total ($)
Douglas Faggioli	11,500	3,044	540	15,084
Stephen Bunker	11,500	1,073	360	12,933
John DeWyze	11,500	1,326	360	13,186
Jamon Jarvis	11,500	590	360	12,450
Bryant Yates	4,440	775	360	5,575

Employment Agreements

The Company has employment agreements in place with each of its named executive officers. Among other things, these employment agreements set minimum annual base salaries for each named executive officer and also establish that each named executive officer is eligible to participate in the Company’s executive bonus program. Payment of any bonus will be at the sole discretion of the Chief Executive Officer (or, in the case of Mr. Faggioli, at the sole discretion of the Compensation Committee). The following table includes the minimum annual base salary for each of the named executive officers under their respective employment agreements, which is subject to review on at least an annual basis by the Chief Executive Officer (or, in the case of Mr. Faggioli, by the Compensation Committee):

Name	Minimum Annual Base Salary ($)
Douglas Faggioli	393,200
Stephen Bunker	200,360
John DeWyze	195,000
Jamon Jarvis	175,360
Bryant Yates	160,360

Grants of Plan-Based Awards in Fiscal Year 2008

The Company did not grant any awards to named executive officers in 2008 under any incentive plan.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2008:

		Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)		(b)	(c)	(d)	(e)	(f)
Douglas Faggioli		2,000	—	—	8.80	4/1/2013
	TOTAL	2,000	—	—	—	—

Stephen Bunker		20,000	—	—	11.85	3/14/2013
	TOTAL	20,000	—	—	—	—

John Dewyze		16,300	—	—	12.25	2/23/2009
		250	—	—	8.13	1/3/2010
	TOTAL	16,550	—	—	—	—

Jamon Jarvis		12,000	—	—	11.85	3/14/2013
	TOTAL	12,000	—	—	—	—

Bryant Yates		15,000	—	—	11.85	3/14/2013
	TOTAL	15,000	—	—	—	—

Option Exercises and Stock Vested

No named executive officer exercised options during 2008, and no named executive officer held shares of stock that vested during 2008.

Pension Benefits

The Company does not have a pension plan in which the named executive officers can participate to receive payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation Plans

Information regarding the named executive officers’ participation in the Company’s nonqualified deferred compensation plan is included below.

Supplemental Elective Deferral Plan. The Company has adopted the Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan (the “SEDP”). The following table sets forth information relating to the SEDP for 2008 for the named executive officers:

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Douglas Faggioli	60,500	—	(41,925)	—	696,347
Stephen Bunker	—	—	—	—	—
John DeWyze	29,354	—	(66,324)	—	188,375
Jamon Jarvis	—	—	—	—	—
Bryant Yates	—	—	—	—	—

(1)                      Executive contributions are included in the “Salary” reported under the Summary Compensation Table above.

(2)                      Earnings is defined to reflect the difference in the account balance between the beginning and end of the year, less any executive or Company contributions and any amounts withdrawn or distributed. Earnings include realized and unrealized gains, capital gains and dividends paid.  These amounts do not constitute above-market or preferential earnings and, accordingly, are not included in amounts in the Summary Compensation Table above.

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

Pursuant to the terms of the employment agreement each named executive officer has entered into with the Company, each named executive officer is eligible to receive certain termination benefits. The employment agreements provide that in the event the named executive officer is terminated by the Company without cause or due to non-renewal of the employment agreement or in the event the named executive officer’s employment ceases due to death or incapacity, he will be entitled to receive a severance payment equal to his annual base salary for the year of termination payable in monthly installments and continued medical insurance coverage for 12 months. Pursuant to the terms of their employment agreements, for a period of 1 year after the cessation of the named executive officer’s employment, the named executive officer will be subject to certain non-compete and non-solicitation covenants.

The following table sets forth the estimated payments and benefits that would have been payable to the named executive officers under their agreements in the termination circumstances indicated below had their employment terminated on

December 31, 2008. All cash payments are assumed to be made in a lump sum and would be paid by the Company. The amounts set forth in this table represent estimates and forward-looking information that is subject to substantial variation, based on the timing of the triggering event. The Company cautions the reader to consider these limitations in reviewing the following table.

Executive Benefits and Payments upon Termination Due to Termination by the Company Without Cause or Due to Non-Renewal, Death or Incapacity

	Mr. Faggioli	Mr. Bunker	Mr. DeWyze	Mr. Jarvis	Mr. Yates
Salary severance	$393,260	$212,000	$195,000	$185,000	$180,000
Continued Medical Insurance Coverage	$7,752	$7,752	$7,752	$7,752	$7,752
TOTAL	$401,012	$219,752	$202,752	$192,752	$187,752

Director Compensation

The following table sets forth certain information regarding the compensation of each individual who served as a member of our Board of Directors during the 2008 fiscal year. Except with respect to Mr. Eugene Hughes, the compensation disclosed is for services rendered as a Board member during that year. Mr. Eugene Hughes was also our employee, and the compensation disclosed for him below reflects his compensation he received in his capacity as an employee. He did not receive any additional compensation for his Board service.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Kristine F. Hughes	145,963	—	—	—	—	4,982	150,945
Pauline Hughes Francis	55,363	—	—	—	—	2,660	58,023
Robert Bowen	39,000	—	—	—	—	300	39,300
Larry Deppe	43,160	—	—	—	—	—	43,160
Eugene Hughes	215,000	—	—	—	—	40,743	255,743

(1)                                  Consists of retainer fees for service as a member of the Board with respect to Kristine Hughes, Pauline Hughes Francis and Messrs. Bowen and Deppe; Mr. Hughes received salary of $215,000, of which he deferred $13,000 into the SEDP. Retainers paid to Kristine Hughes and Pauline Hughes Francis were paid on a monthly basis; retainers paid to Messrs. Bowen and Deppe were paid on a quarterly basis.  The amount of retainer fees depends on the tenure of the Board member and the services being provided by that Board member.  Mmes. Hughes and Francis have served as members of our Board for a significantly longer period than Messrs. Bowen and Deppe.  Ms. Hughes, as Chairperson of the Board, provides significant additional services.  Accordingly, the retainer fees for Mmes. Hughes and Francis are higher than the retainer fees paid to Messrs. Bowen and Deppe.  The aggregate payments include the following categories of payments:

Name	Retainer ($)	Committee Chairperson Additional Retainer ($)	Total ($)
Kristine F. Hughes	145,963	—	145,963
Pauline Hughes Francis	54,363	1,000	55,363
Robert Bowen	39,000	—	39,000
Larry Deppe	39,160	4,000	43,160
Eugene Hughes	—	—	—

(2)                                  “All Other Compensation” includes the following amounts paid by the Company for the fiscal year ended December 31, 2008:

Name	401(k) Plan Company Contribution ($)	Life Insurance Premiums ($)	Disability Payments ($)	Product Credit* ($)	Total ($)
Kristine F. Hughes	—	9,256	—	750	10,006
Pauline Hughes Francis	—	1,910	—	750	2,660
Robert Bowen	—	—	—	—	—
Larry Deppe	—	—	—	—	—
Eugene Hughes	11,500	27,833	360	1,050	40,743

*                                         Represents a credit of up to $1,050 to purchase the Company’s products.

Meeting Fees.  Our directors do not receive fees for attendance at Board or Committee meetings.

Expenses.  Board members were reimbursed for travel and other expenses incurred in connection with their duties as directors to the extent such expenses were submitted to the Company for reimbursement.

Equity.  No stock options or other equity awards were granted to our directors during 2008.

Nonqualified Deferred Compensation.  None of our non-employee directors participated in the SEDP. Mr. Hughes elected to defer under the SEDP $13,000 of the compensation he received in 2008 in his capacity as an employee. The SEDP is more fully described above in the section following the Nonqualified Deferred Compensation Plans table.  The earnings on amounts deferred under the SEDP do not constitute above-market or preferential earnings and, accordingly, are not included in the Director Compensation table above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding beneficial ownership of our Common Stock as of February 28, 2009, except as otherwise stated, by (1) each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock, (2) each of our directors, (3) each of our named executive officers in the Summary Compensation Table and (4) all directors and executive officers of the Company as a group. To our knowledge and except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless we indicate otherwise, each holder’s address is c/o Nature’s Sunshine Products, Inc., 75 East 1700 South, Provo, Utah 84606.

Name and Address of Beneficial Owner	Number of Shares(1)	Percent of Class(2)

Beneficial Owners of More than 5%

Prescott Group Capital Management, LLC(3)	1,865,383	12.0%
1924 South Utica, Suite 1120
Tulsa, OK 74104

Delta Partners LLC(4)	1,785,473	11.5%
One International Place, Suite 2401
Boston, MA 02110

Paradigm Capital Management, Inc.(5)	1,573,737	10.2%
9 Elk Street
Albany, NY

Nelson Obus(6)	1,330,102	8.6%
Wynnefield Capital Management, LLC,
450 Seventh Avenue, Suite 509,
New York, New York 10123

Red Mountain Capital Partners LLC(7)	1,317,474	8.5%
10100 Santa Monica Blvd., Suite 925
Los Angeles, CA 90067

First Wilshire Securities Management, Inc(8)	1,069,939	6.9%
1224 East Green Street, Suite 200
Pasadena, CA 91106

Directors and Executive Officers

Kristine F. Hughes, Chairperson of the Board	572,089	3.7%
Eugene L. Hughes, Director	692,313	4.5%
Pauline Hughes Francis, Director	1,915,221	12.3%
Douglas Faggioli, President and Chief Executive Officer	155,707	1.1%
Stephen M. Bunker, Vice President of Finance, Treasurer, Chief Financial Officer and Chief Accounting Officer	18	*
Greg Halliday	3,338	*
John DeWyze, Executive Vice-President, Operations	4,264	*
All directors and executive officers as a group (7 persons)	3,342,949	21.6%

*                                         Less than one percent.

(1)                                  All entries exclude beneficial ownership of shares that are issuable pursuant to options that have not vested or that are not other wise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of December 31, 2008.

(2)                                  Calculated based on 15,510,159 shares of our Common Stock outstanding on December 31, 2008, with percentages rounded to the nearest one-tenth of one percent. Shares of Common Stock subject to options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but not treated as outstanding for computing the percentage of any other person.

(3)                                  Based on Schedule 13G filed with the SEC on October 24, 2008.

(4)                                  Based on Schedule 13G filed with the SEC on February 12, 2009.

(5)                                  Based on Form 13G/A filed with the SEC on February 10, 2009.

(6)                                  Based on Form 13G/A filed with the SEC on February 17, 2009.

(7)                                  Based on Schedule 13D/A filed with the SEC on December 10, 2008.

(8)                                  Based on Schedule 13G/A filed with the SEC on February 13, 2009.

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

Mr. Eugene Hughes, a member of our Board of Directors, previously informed the Company of his intention to retire as an employee of the Company effective as of December 22, 2008. The Company and Mr. Hughes subsequently entered into a Retirement and Consulting Agreement, dated as of December 9, 2008, pursuant to which Mr. Hughes provides consulting services to the Company for an initial term of eight years following his retirement. In exchange for such consulting services, Mr. Hughes will receive (i) annual compensation of $215,000 for the first two years of service, (ii) annual compensation of $100,000 for the remainder of the initial term, (iii) annual compensation of $50,000 after the initial term, and (iv) certain medical and life insurance benefits.

Kristine F. Hughes is the spouse of Mr. Hughes, and Pauline Hughes Francis is his former sister-in-law.  Both Mmes. Hughes and Francis are members of our Board of Directors.

Director Independence

The Board of Directors has determined that each of the following directors is an “independent director” under NASDAQ standards:

Robert K. Bowen

Larry A. Deppe

Pauline Hughes Francis

In this report, these three directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.”

Item 14. Principal Accountant Fees and Services.

We engaged Deloitte & Touche LLP as our independent, registered public accounting firm on February 2, 2007. The fees incurred by the Company during the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the Company’s principal accountant, Deloitte & Touche LLP, are set forth below.

Audit Fees

During the fiscal years ended December 31, 2008 and 2007, Deloitte & Touche LLP billed the Company approximately $1,866,000 and $3,582,000 for professional services rendered for the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 and 2007, respectively.

Tax Fees

The aggregate fees billed for tax services rendered by Deloitte & Touche LLP for the years ended December 31, 2008 and 2007 were approximately $521,000 and $713,000, respectively.

Audit Related Fees and All Other Fees

During the fiscal years ended December 31, 2008 and 2007, Deloitte & Touche LLP did not provide any services to the Company other than those identified above.

All of the fees above were approved by the Audit Committee. The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and has concluded that it is.

Pre-Approval Policies and Procedures

The Company pre-approves a schedule of audit and non-audit services expected to be performed by the Company’s registered public accountant in a given fiscal year. In addition, the Audit Committee delegates authority to its Chairperson to pre-approve certain additional audit and non-audit services rendered by Company’s registered public accountant (other than services that have been generally pre-approved by the Audit Committee) during the period between meetings of the Audit Committee. The Chairperson must report any such pre-approval decisions to the Audit Committee at its next scheduled meeting. During the year ended December 31, 2008, 100 percent of the aggregate amounts set forth above under the captions “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were pre-approved by the Chairperson of the Audit Committee and subsequently reported to the Audit Committee in accordance with the procedures set forth above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2008 and 2007

Consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006

Consolidated statements of changes in shareholders’ equity and comprehensive loss for the years ended December 31, 2008, 2007, and 2006

Consolidated statements of cash flows for the years ended December 31, 2008, 2007, and 2006

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

Nature’s Sunshine Products, Inc.

Date: March 18, 2009	By:	/s/ Douglas Faggioli

Douglas Faggioli,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Kristine F. Hughes	Chair of the Board and Director	March 18, 2009
Kristine F. Hughes

/s/	Douglas Faggioli	President and Chief Executive Officer	March 18, 2009
Douglas Faggioli

/s/	Stephen M. Bunker	Executive Vice President,	March 18, 2009
	Stephen M. Bunker	Chief Financial Officer and Treasurer, Chief Accounting Officer

/s/	Robert K. Bowen	Director	March 18, 2009
Robert K. Bowen

/s/	Larry A. Deppe	Director	March 18, 2009
Larry A. Deppe

/s/	Eugene L. Hughes	Director	March 18, 2009
Eugene L. Hughes

/s/	Pauline Hughes Francis	Director	March 18, 2009
Pauline Hughes Francis

NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year

Year ended December 31, 2008

Allowance for doubtful accounts receivable	$739	$990	$(90)	$18	$(185)	$1,472

Allowance for sales returns	55	113	(113)	—	—	55

Allowance for obsolete inventory	2,815	1,945	(1,499)	—	25	3,286

Tax valuation allowance	11,290	3,002	(306)	—	—	13,986

Year ended December 31, 2007

Allowance for doubtful accounts receivable	$1,129	$(208)	$(508)	$259	$67	$739

Allowance for sales returns	74	93	(112)	—	—	55

Allowance for obsolete inventory	3,325	964	(1,563)	89	—	2,815

Tax valuation allowance	7,822	3,468	—	—	—	11,290

Year ended December 31, 2006

Allowance for doubtful accounts receivable	$1,984	$(441)	$(547)	$14	$119	$1,129

Allowance for sales returns	100	93	(119)	—	—	74

Allowance for obsolete inventory	4,641	736	(2,052)	—	—	3,325

Tax valuation allowance	5,297	2,525	—	—	—	7,822

LIST OF EXHIBITS

Located At
Sequentially
Item No.	Exhibit	Numbered Page

3.1(1)	Restated Articles of Incorporation.
3.2(1)	By-laws, as amended.
10.1(1)*	Nature’s Sunshine Products, Inc. Tax Deferred Retirement Plan, as restated as of March 1, 2008.
10.2(1)*	Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan, as restated effective as of January 1, 2008.
10.3(1)*	1995 Stock Option Plan, as amended.
10.4(1)*	Form of Stock Option Agreement (1995 Stock Option Plan).
10.5(1)*	Employment Agreement, dated as of April 16, 2001, by and between Nature’s Sunshine Products, Inc. and William J. Keller.
10.6(2)*	Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Greg Halliday.
10.7(2)*	Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Douglas Faggioli.
10.8(3)*	Employment Agreement, dated as of December 21, 2007, between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.9(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.10(3)*	Employment Agreement, dated as of December 21, 2007, by and between Nature’s Sunshine Products, Inc. and Bryant J. Yates.
10.11(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Bryant J. Yates.
10.12(2)*	Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and John DeWyze.
10.13(4)*	Retirement and Consulting Agreement, dated as of December 9, 2008, by and between Nature’s Sunshine Products, Inc. and Eugene Hughes.
10.14(5)*	Employment Agreement, dated as of December 21, 2007, by and between Nature’s Sunshine Products, Inc. and Jamon Jarvis.
10.15(5)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Jamon Jarvis.
14(1)	Nature’s Sunshine Products, Inc. Code of Conduct.
21(5)	List of Subsidiaries of Registrant.	103
23.1(5)	Consent of Independent Registered Public Accounting Firm.	104
31.1(5)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended.	105
31.2(5)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended.	106
32.1(6)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.	107
32.2(6)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.	108

(1)      Previously filed with the SEC on October 7, 2008 as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 and is incorporated herein by reference.

(2)      Previously filed with the SEC on January 12, 2009 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.

(3)      Previously filed with the SEC on December 31, 2007 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.

(4)      Previously filed with the SEC on February 12, 2009 as an exhibit to the registration statement on Form 10 and is incorporated herein by reference.

(5)      Filed herewith.

(6)      Furnished herewith.

*         Management contract or compensatory plan.