Form 10-Q
period 2009-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2009-05-12
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒.

The number of shares of Common Stock, no par value, outstanding on April 30, 2008 was 15,510,159 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2009

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$32,400	$34,853
Accounts receivable, net of allowance for doubtful accounts of $1,473 and $1,472, respectively	10,769	10,786
Investments available for sale	3,569	3,858
Restricted investments	—	2,050
Inventories, net	39,301	39,558
Deferred income tax assets	9,080	9,080
Prepaid expenses and other current assets	9,117	7,935
Total current assets	104,236	108,120

Property, plant and equipment, net	29,653	30,224
Investment securities	1,421	1,394
Intangible assets	1,508	1,538
Deferred income tax assets	6,412	6,412
Other assets	16,532	16,588
	$159,762	$164,276

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$10,048	$8,777
Accrued volume incentives	18,089	15,753
Accrued liabilities	45,055	45,475
Deferred revenue	3,268	5,167
Income taxes payable	1,545	2,748
Total current liabilities	78,005	77,920
Liability related to unrecognized tax benefits	31,236	30,952
Deferred compensation payable	1,421	1,394
Other liabilities	436	333
Total long-term liabilities	33,093	32,679

Shareholders’ Equity:
Common Stock, no par value; 20,000 shares authorized, 15,510 shares issued and outstanding as of March 31, 2009 and December 31, 2008	66,705	66,705
Retained earnings	1,934	4,172
Accumulated other comprehensive loss	(19,975)	(17,200)
Total shareholders’ equity	48,664	53,677
	$159,762	$164,276

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net Sales Revenue (net of the rebate portion of volume incentives of $11,271 and $13,298, respectively)	$83,176	$96,451
Cost and Expenses:
Cost of goods sold	17,547	19,217
Volume incentives	30,996	36,597
Selling, general and administrative	37,477	39,738
	86,020	95,552
Operating (Loss) Income	(2,844)	899
Other Income (Expense), Net	1,204	(359)

(Loss) Income Before (Benefit) Provision for Income Taxes	(1,640)	540
(Benefit) Provision for Income Taxes	(178)	983
Net Loss	$(1,462)	$(443)

Basic Net Loss Per Common Share	$(0.09)	$(0.03)
Diluted Net Loss Per Common Share	$(0.09)	$(0.03)
Weighted Average Basic Common Shares Outstanding	15,510	15,510
Weighted Average Diluted Common Shares Outstanding	15,510	15,510

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,462)	$(443)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	30	721
Depreciation and amortization	1,190	1,479
Share-based compensation expense	—	86
Loss (gain) on sale of property and equipment	145	(2)
Deferred income taxes	29	(95)
Amortization of bond discount	8	10
Purchase of trading investment securities	(87)	(57)
Proceeds from sale of trading investment securities	18	37
Realized and unrealized losses on investments	32	120
Amortization of prepaid taxes related to gain on intercompany sales	304	314
Foreign exchange gains	(1,087)	(192)
Changes in assets and liabilities:
Accounts receivable	(202)	(245)
Inventories	(76)	529
Prepaid expenses and other current assets	(1,287)	(781)
Other assets	(428)	(255)
Accounts payable	1,603	2,623
Accrued volume incentives	2,557	1,903
Accrued liabilities	(101)	(514)
Deferred revenue	(1,899)	(196)
Income taxes payable	(1,176)	(524)
Liability related to unrecognized tax positions	284	539
Deferred compensation payable	27	(68)
Net cash (used in) provided by operating activities	(1,578)	4,989
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,117)	(4,862)
Proceeds from sale of investments available for sale	300	531
Proceeds from sale of restricted investments	2,050	—
Proceeds from sale of property, plant and equipment	13	14
Net cash provided by (used) in investing activities	1,246	(4,317)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(776)	(776)
Net cash used in financing activities	(776)	(776)
Effect of exchange rates on cash and cash equivalents	(1,345)	1,257
Net (decrease) increase in cash and cash equivalents	(2,453)	1,153
Cash and cash equivalents at the beginning of the period	34,853	45,299
Cash and cash equivalents at end of the period	$32,400	$46,452
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,576	$814
Cash paid for interest	$—	$1

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per-share information)

(Unaudited)

(1)                     Basis of Presentation

Nature’s Sunshine Products, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) are primarily engaged in the manufacturing and marketing of herbal products, vitamin and mineral supplements, personal care products, and miscellaneous products. Nature’s Sunshine Products, Inc. is a Utah corporation with its principal place of business in Provo, Utah. The Company sells its products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2009.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2008.

The Company has a variable interest and has determined that it is the primary beneficiary in a development stage entity.  As a result, the Company has consolidated the entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46R”), “Consolidation of Variable Interest Entities.”   This variable interest is the result of loans provided by the Company to the entity during 2008, which are secured by the entity’s assets. The Company has provided additional loans of $409 during the three-months ended March 31, 2009. The Company provided loans to the entity in order to provide them with some of the capital necessary to market its products, and to provide the Company with access to new product formulations. The Company has provided no guarantees on behalf of the entity and has no future obligations to the entity.  Its creditors do not have any recourse against the Company.  The effect of consolidating the variable interest entity was an increase in the Company’s net loss of $339 and $0 for the three-month periods ended March 31, 2009 and 2008, respectively.

The Company records Volume Incentives that represent purchase rebates as a reduction of sales revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  As part of the Company’s review of the quarterly results for the three months ended March 31, 2009, it identified that the volume rebates for the branches in Russia and Ukraine had been recorded as an expense rather than as a reduction of sales revenue.  There was no impact on beginning or ending retained earnings, operating income (loss), net loss, loss per share, or cash flows for any periods.  As a result, the Company is correcting its condensed consolidated statement of operations for the three month period ending March 31, 2008 as follows:

	As Previously Presented	As Corrected
Net sales revenue	$98,557	$96,451

Volume incentives	38,703	36,597

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS No. 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The Company adopted SFAS No. 141(R) on January 1, 2009, and will apply the acquisition method of accounting in SFAS No. 141(R) to future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS No. 160 recharacterizes minority interest as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interest. The Company’s adoption of SFAS No. 160, effective January 1, 2009, did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In April 2008, the FASB issued Proposed Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. FAS 142-3 states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies, as well as in annual financial statements. The disclosure requirements of FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 107-1 and APB 28-1 to have a material impact on the Company’s financial condition, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 115-2 and FAS 124-2 to have a material impact on its financial condition, results of operations, or cashflows.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect the adoption of FSP No. FAS 157-4 to have a material impact on its financial condition, results of operations, or cashflows.

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

(2)                     Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Raw Materials	$10,186	$9,515
Work in Progress	722	766
Finished Goods	28,393	29,277
	$39,301	$39,558

(3)                     Intangible Assets

The Company acquired certain product formulations during the years ended December 31, 2007 and 2006. At March 31, 2009 and December 31, 2008, the product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $255 and $225, and a net amount of $1,508 and $1,538, respectively. The estimated useful life of the product formulations is estimated to be 15 years.

Amortization expense for intangible assets for the three months ended March 31, 2009 and 2008 was $30, and $30, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $118.

(4)                     Net Loss Per Share

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of common stock equivalents that would have an anti-dilutive effect on net loss per common share.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2009 and 2008.

	Net Loss (Numerator)	Shares (Denominator)	Net Loss Per Share Amount
Three Months Ended March 31, 2009
Basic EPS	$(1,462)	15,510	$(0.09)
Effect of options	—	—	—
Diluted EPS	$(1,462)	15,510	$(0.09)

Three Months Ended March 31, 2008
Basic EPS	$(443)	15,510	$(0.03)
Effect of options	—	—	—
Diluted EPS	$(443)	15,510	$(0.03)

For the three months ended March 31, 2009 and 2008, as a result of the Company’s net loss for each period, there were no options outstanding to purchase shares of common stock included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(5)                     Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax, for the three-month periods ended March 31, 2009 and 2008, respectively, are as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	$(1,462)	$(443)
Foreign currency translation (loss) gain	(2,843)	2,003
Net unrealized gains (losses) on investment securities	68	(71)
Total comprehensive (loss) income	$(4,237)	$1,489

(6)                     Share-based Compensation

Share-based compensation expense from nonqualified stock options for the three-month periods ended March 31, 2009 and 2008 was approximately $0 and $86, respectively; the related tax benefit was approximately $0 and $33, respectively.  As of March 31, 2009, there was no unrecognized share based compensation related to issued qualified or non-qualified employee stock options.

Stock option activity for the three-months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2008	263	$11.77
Granted	—	—
Forfeited or canceled	(51)	11.96
Exercised	—	—
Options outstanding at March 31, 2009	212	11.72

Exercisable at March 31, 2009	212	$11.72

No options were granted or exercised during the three-month periods ended March 31, 2009 and 2008. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 and 2008 was $0 and $38, respectively.

(7)                     Segment Information

The Company has three business segments. These reportable segments are components of the Company for which separate information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Reportable segment information is as follows:

	Three Months Ended March 31,
	2009	2008
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$36,468	$38,926
International	33,562	43,303
	70,030	82,229
Synergy Worldwide:	13,146	14,222
Total net sales revenues	83,176	96,451

Operating Expenses:
Nature’s Sunshine Products:
United States	37,404	40,092
International	31,982	39,490
	69,386	79,582
Synergy Worldwide:	16,634	15,970
Total operating expenses	86,020	95,552

Operating (Loss) Income:
Nature’s Sunshine Products:
United States	(936)	(1,166)
International	1,580	3,813
	644	2,647
Synergy Worldwide:	(3,488)	(1,748)
Total Operating (Loss) Income	(2,844)	899

Other Income (Expense), net	1,204	(359)
(Loss) Income Before (Benefit) Provision for Income Taxes	$(1,640)	$540

From an individual country perspective, only the United States, Japan, Russia and Ukraine comprise approximately 10 percent or more of consolidated net sales revenue for any of the three-month periods ended March 31, 2009 and 2008 as follows:

	Three Months Ended March 31,
	2009	2008
Net Sales Revenue:
United States	$37,007	$39,270
Russia	8,856	10,346
Japan	7,078	10,006
Ukraine	5,166	8,946
Other	25,069	27,883
Total Net Sales Revenue	$83,176	$96,451

Net sales revenue by product group has not been disclosed as management has determined that it is impracticable to accumulate such information.

Segment long-lived assets as of March 31, 2009 and December 31, 2008, are as follows:

	March 31, 2009	December 31, 2008
Long-Lived Assets:
United States	$23,612	$23,723
Venezuela	4,630	4,646
Other	2,919	3,393
Total Long-Lived Assets	$31,161	$31,762

(8)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur.  For the three months ended March 31, 2009 and 2008, the Company’s (benefit) provision for income taxes, as a percentage of (loss) income before income taxes, was approximately 10.9 percent and 182.0 percent, respectively, compared with a US federal statutory rate of 35.0 percent.

The differences between the effective rate and the federal statutory rate for the first quarter of 2009 and 2008 are primarily attributed to increases in tax liabilities associated with uncertain tax positions and increases in valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is currently being recognized.  With the Company’s low pretax (loss) income amounts, tax amounts recorded related to the uncertain tax positions, valuation allowances, and other permanent tax items have a significant impact to the effective tax rate in comparison to both the statutory tax rate and the effective tax rate in prior periods.

As of March 31, 2009, the Company had accrued $19,959 (net of $11,277 of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $19,675 (net of $11,277 of other assets related to competent authority and royalty benefits) as of December 31, 2008.  This net increase is primarily attributed to additional liabilities recorded related to commission payment withholdings in foreign jurisdictions and transfer pricing.

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

(9)                     Commitments and Contingencies

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

Class-Action Litigation

Between April 3, 2006 and June 2, 2006, five separate shareholder class-action lawsuits were filed against the Company and certain of its present and former officers and directors in the United States District Court for the District of Utah. These matters were consolidated and on November 3, 2006, the plaintiffs filed a consolidated complaint (the “Consolidated Complaint”) against the Company, the Company’s Chief Executive Officer and former director, Douglas Faggioli, the Company’s former Chief Financial Officer, Craig D. Huff, and a former director and former Chair of the Company’s Audit Committee, Franz L. Cristiani. The Consolidated Complaint asserts three separate claims on behalf of purchasers of the Company’s common stock: (1) a claim against Mr. Faggioli and the Company for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 10b-5 promulgated thereunder, alleging that Mr. Faggioli made a series of alleged material misrepresentations to the investing public; (2) a claim against Mr. Faggioli and the Company for violation of Section 10(b) and Rule 10b-5, alleging that Mr. Faggioli made a series of misrepresentations to the Company’s then independent auditor, KPMG, LLP (“KPMG”), for the purpose of obtaining unqualified or “clean” audit opinions and review opinions from KPMG concerning certain of the Company’s annual and quarterly financial statements; and (3) a claim against Messrs. Faggioli, Huff and Cristiani for violation of Section 20(a) of the Exchange Act, alleging that the individual defendants have “control person” liability for the previously-alleged violations by the Company. The Consolidated Complaint seeks an unspecified amount of compensatory damages, together with interest thereon, litigation costs and expenses, including attorneys’ fees and expert fees, and any such other and further relief as may be allowed by law.

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

The case is currently in the early stages of discovery. The trial is not scheduled to commence until January 24, 2011. Although the Company and the other defendants are vigorously defending against the allegations in the lawsuit, and the Company intends to continue doing so, the Company is not able at this time to predict the outcome of this litigation or whether the Company will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Company.

The Company maintains insurance that may provide coverage for the potential consequences of a negative outcome of the litigation described above. The Company has given notice to its insurers of the claims and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of the Company’s restatement of its financial statements. There can be no assurance that the insurers will not seek to deny coverage or rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will not exceed the available insurance.  Moreover, there can be no assurance as to the Company’s ability to obtain insurance coverage in the future, or as to the cost of such insurance.

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

SEC and DOJ Investigations

In March 2006, the Company voluntarily disclosed to the Securities and Exchange Commission (“SEC”) certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the SEC has subpoenaed certain information and requested that the Company voluntarily provide other information in connection with its subsequent investigation related to these events, which the Company has provided. The Company is cooperating fully with this investigation and is currently in settlement negotiations with the SEC. The Company cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on the financial condition, results of operations, or cash flows of the Company. However, the Company has accrued approximately $600 related to the potential settlement of this matter.

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

SEC Section 12(j) Proceeding

On July 12, 2007, the Company announced that the SEC had instituted administrative proceedings pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of its common stock. On November 8, 2007, an administrative law judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock. Shortly thereafter, the Company filed a petition for review with the SEC. On December 5, 2007, the SEC granted the Company’s petition for review. The SEC heard oral argument from both the Company and the SEC staff on January 7, 2009. On January 21, 2009, the SEC issued a final order revoking the registration of the Company’s common stock. As a result of this order, broker-dealers were not permitted to effect transactions in the Company’s securities until the Company’s registration statement on Form 10, which was filed with the SEC on February 12, 2009, became effective. The registration statement is now effective as a result of the passage of time, but broker-dealers may be limited in their ability to make a market for the Company’s securities, and the Company may not be able to complete a listing application for its securities until the SEC has completed its review of the registration statement.  Although the Company’s goal remains to return, as quickly as practicable, its common stock to unrestricted trading in the public markets, the Company cannot predict when it will clear all comments from the SEC relating to the registration statement.

Other Litigation

Prescott Group Aggressive Small Cap Master Fund, G.P. (“Prescott”) filed, but has not served, a complaint in the Fourth Judicial District Court for Utah County, Utah, styled Prescott Group Aggressive Small Cap Master Fund, G.P. v. Nature’s Sunshine Products, Inc.  Prescott’s filed complaint requests that the court compel the Company to hold an annual meeting of the Company’s shareholders.  The complaint does not request that the court award monetary damages other than the payment of attorneys’ fees.  This matter may, however, result in the Company incurring attorneys’ fees and other incidental costs in an amount that cannot currently be determined.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.  The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters.  The Company also provides provisions for state sales taxes in each of the states where the Company has potential nexus. As of March 31, 2009 and December 31, 2008, accrued liabilities include $17,063 and $17,359, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations, or cash flows of the Company.

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

(10)              Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Fair value measurements do not include transaction costs.  The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market

The following table presents the Company’s hierarchy for its asset and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$928	$2,641	$—	$3,569
Investment securities	1,421	—	—	1,421
Total assets measured at fair value on a recurring basis.	$2,349	$2,641	$—	$4,990

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$933	$2,925	$—	$3,858
Investment securities	1,394	—	—	1,394
Restricted investments	—	—	2,050	2,050
Total assets measured at fair value on a recurring basis	$2,327	$2,925	$2,050	$7,302

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

The following table shows a reconciliation of the beginning and ending Level 3 fair value measurements using significant unobservable inputs for the three months ended March 31, 2009:

Total
Balance at January 1, 2009	$2,050
Net unrealized gains included in earnings	—
Sales of restricted investments	(2,050)
Purchases	—
Balance at March 31, 2009	$—

The following table shows a reconciliation of the beginning and ending Level 3 fair value measurements using significant unobservable inputs for the three months ended March 31, 2008:

Total
Balance at January 1, 2008	$2,075
Net unrealized gains included in earnings	—
Sales of restricted investments	—
Purchases	—
Balance at March 31, 2008	$2,075

During the three month period ended March 31, 2009 and 2008, the Company sold restricted investments that included auction-rate preferred securities (“ARS”) that had failed at auction during 2008.  These securities were sold at par value, which was the carrying value of these securities.  As a result, there was no realized gain or loss as a result of the sale of the ARS.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008, and our other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, that have been filed with the SEC through the date of this report.

Throughout this report, we refer to Natures Sunshine products, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.”

OVERVIEW

Nature’s Sunshine Products, Inc. and its subsidiaries are primarily engaged in the manufacturing and marketing of herbal products, vitamin and mineral supplements, personal care products, and miscellaneous products. Nature’s Sunshine Products, Inc. is a Utah corporation with its principal place of business in Provo, Utah. We sell our products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies.

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

During the first quarter of 2009, we experienced a decline in our consolidated net sales of 13.8 percent.  This decline is primarily due to the negative impact of currency exchange rates in our foreign markets, as well as weakening demand in our domestic markets as a result of current economic conditions within the United States.  Our Nature’s Sunshine Products International business segment (“NSP International”) experienced a decline in net sales of approximately 22.4 percent compared to the same period in 2008, while our domestic business segment (“NSP united States”) net sales decreased approximately 6.2 percent. Our Synergy Worldwide business segment (“Synergy Worldwide”) experienced a decline in net sales revenue of approximately 7.7 percent primarily due to currency fluctuations. A significant portion of the decline in our NSP International is the result of significant declines in the values of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, which have increased the price of our products significantly in these markets. Over the same period, our cost of goods sold increased as a percentage of net sales revenue primarily as a result of the decreases in sales in our United States and foreign markets, as well as increased promotions within our foreign markets.  Our selling, general and administrative expenses decreased somewhat, primarily as a result of foreign currency fluctuations in many of our foreign markets and declines in our Russian and Ukrainian markets as a result of significant changes in their currency against the U.S. dollar.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands).

	2009		2008		Change from 2009 to 2008
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Dollar	Percentage
Net sales revenue	$83,176	100.0%	$96,451	100.0%	$(13,275)	(13.8)%

Cost of goods sold	17,547	21.1	19,217	19.9	(1,670)	(8.7)
Volume incentives	30,996	37.2	36,597	38.0	(5,601)	(15.3)
SG&A expenses	37,477	45.1	39,738	41.2	(2,261)	(5.7)
Total operating expenses	86,020	103.4	95,552	99.1	(9,532)	(10.0)
Operating (loss) income	(2,844)	(3.4)	899	0.9	(3,743)	(416.4)
Other (expense) income, net	1,204	1.4	(359)	(0.4)	1,563	435.4
(Loss) income before provision for income taxes	(1,640)	(2.0)	540	0.5	(2,180)	(403.7)
(Benefit) provision for income taxes	(178)	0.2	983	1.0	(1,161)	(118.1)
Net loss	$(1,462)	(1.8)	$(443)	(0.5)%	$(1,019)	(230.0)%

Net Sales Revenue

Net sales revenue for the three months ended March 31, 2009 was $83.2 million compared to $96.5 million for the same period in 2008, a decrease of approximately 13.8 percent. The decrease in net sales revenue for the three months ended March 31, 2009 is the result of the strengthening of the U.S. dollar against most foreign currencies in the markets in which our subsidiaries operate and the weakening consumer demand as the result of the current global economic conditions.

Net sales revenue of NSP United States for the three months ended March 31, 2009, was $36.5 million compared to $38.9 million, a decrease of 6.2 percent, compared to the same period in the prior year. The decrease in sales of NSP United States is primarily related to a decrease in consumer demand as a result of current economic conditions in the United States during the three months ended March 31, 2009 from the same period in the prior year.

NSP International reported net sales revenue of $33.6 million for the three months ended March 31, 2009, compared to $43.3 million for the same period in 2008, a decrease of approximately 22.4 percent.  The decrease in sales is primarily due to foreign currency fluctuations as a result of the strengthening of the U.S. dollar against the currencies in substantially all markets in which NSP International operates, and the effect of the strengthening U.S. dollar on customer purchasing power for our products in these markets.  A significant portion of the decline in our NSP International segment’s net sales is the result of significant declines in the values of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, which have increased the price of our products significantly in these markets. In Ukraine, net sales decreased $3.8 million or 42.3 percent, compared to the same period in 2008 primarily as a result of the Ukrainian hryvnia’s decreasing approximately 60.7 percent against the U.S. dollar for the three months ended March 31, 2009 compared to the same period in 2008. In Russia, we experienced a decrease in sales of $1.5 million or 14.4 percent, as a result of the Russian ruble decreasing approximately 40.3 percent against the U.S. dollar for the three months ended March 31, 2009 compared to the same period in 2008. Foreign currency exchange rate fluctuations excluding Ukraine and Russia negatively impacted revenues for the three month period ended March 31, 2009 by $2.4 million compared to the same period in 2008.  Excluding the impact of foreign currency fluctuations, we experienced decreases in Japan net sales of $0.8 million, or 30.4 percent, as a result of a corresponding decrease in the number of distributors in Japan, and decreases in Mexico of $0.8 million, or 16.1 percent, as a result of current economic conditions for the current three months ended compared to the same period in the prior year.

Net sales revenue in Synergy Worldwide were $13.1 million for the three months ended March 31, 2009, compared to $14.2 million for the same period in 2008, a decrease of 7.7 percent, due primarily to the effect of foreign currency fluctuations of $1.1 million negatively impacting revenue as a result of the U.S. dollar strengthening against the currencies of the markets in which Synergy Worldwide operates for the three months ended March 31, 2009 compared to the prior year period.

We distribute our products to customers through an independent sales force comprised of Distributors and Managers.  A person who joins our independent sales force begins as a “Distributor,” and a Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities.  Active Distributors totaled approximately 711,000 and 730,200, at March 31, 2009 and 2008, respectively.  Active Managers totaled approximately 27,200 and 23,200 at March 31, 2009 and 2008, respectively.

Further information related to the NSP United States, NSP International and Synergy Worldwide is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Goods Sold

For the three months ended March 31, 2009, cost of goods sold, as a percent of net sales revenue, increased to 21.1 percent of net sales revenue compared to 19.9 percent for the same period in the prior year primarily as a result of additional promotions offered in our foreign markets.

Volume Incentives

We pay sales commissions (“Volume Incentives”) to our Managers and Distributors based upon the amount of sales group product purchases. Volume incentives are a significant part of our direct sales marketing program. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. As a percent of net sales revenue volume incentives decreased during the three months ended March 31, 2009 as compared to the same period in 2008, primarily as a result of the decreased volume incentives in our United States, Russian and Eastern European markets due to the declines in qualifying sales volumes.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales revenue increased to 45.1 in the three months ended March 31, 2009 compared to 41.2 percent for the same period in 2008. In absolute terms, our selling, general and administrative expenses decreased by $2.2 million for the three months ended March 31, 2009 compared to the same period in 2008, from $39.7 million to $37.5 million.  The decreases were primarily due to decreased spending in our Russian, Ukrainian, and Eastern European markets of approximately $1.5 million as a result of the declines in net sales revenue and decreases as a result of foreign currency fluctuations of $1.5 million, of which $0.5 million relates to Synergy Worldwide.  In addition, non-income tax contingencies within NSP United States decreased approximately $1.3 million.  These decreases were offset by increases in selling, general, and administrative costs of approximately $2.7 million within NSP United States primarily as a result of increased professional fees related to the preparation and filing of our recent SEC filings and other legal matters (which includes $0.6 million related to the potential settlement of the SEC investigation of the Company as described in Note 9 of the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report), as well as increases of approximately $0.9 million in non-income tax related contingencies related to Synergy Worldwide.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2009 increased $1.6 million, or 435.4 percent, compared to the same period in 2008 year primarily due to foreign exchange gains in certain markets based on changes in exchange rates.

Operating (Loss) Income

Operating income decreased $3.7 million during the three months ended March 31, 2009 compared to same period in 2008, from operating income of $0.9 million to an operating loss of $2.8 million. Operating  income for NSP International decreased of $2.2 million as a result of decreased sales due to foreign currency fluctuations and general economic conditions within these markets.  In addition, operating losses for Synergy Worldwide increased $1.7 million compared to the same period in 2008 as result of decreased sales and increased costs in certain of the markets in which it operates, as well as increases of approximately $0.9 million in non-income tax related contingencies.  These non-income tax related contingencies are recorded within selling, general, and administrative expenses.  These operating losses were offset by a decline in the operating loss of NSP United States of approximately $0.2 million.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur.  For the three months ended March 31, 2009 and 2008, the Company’s (benefit) provision for income taxes, as a percentage of (loss) income before income taxes, was approximately 10.9 percent and 182.0 percent, respectively, compared with a US federal statutory rate of 35.0 percent.

The differences between the effective rate and the federal statutory rate for the first quarter of 2009 and 2008 are primarily attributed to increases in tax liabilities associated with uncertain tax positions and increases in valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is currently being recognized.  With the Company’s low pretax (loss) income amounts, tax amounts recorded related to the uncertain tax positions, valuation allowances, and other permanent tax items have a significant impact to the effective tax rate in comparison to both the statutory tax rate and the effective tax rate in prior periods.

As of March 31, 2009, the Company had accrued $20.0 million (net of $11.3 million of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $19.7 million (net of $11.3 million of other assets related to competent authority and royalty benefits) as of December 31, 2008.  This net increase is primarily attributed to additional liabilities recorded related to commission payment withholdings in foreign jurisdictions and transfer pricing.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, capital assets, inventory purchases, the funding of international expansion, and the payment of quarterly dividends. As of March 31, 2009, working capital was $26.2 million compared to $30.2 million as of December 31, 2008. At March 31, 2009, we had $32.4 million in cash and cash equivalents, and $3.6 million of short-term investments, which are available to be used along with our normal cash flows from operations to fund unanticipated shortfalls in future cash flows.

For the three months ended March 31, 2009, we used $1.6 million of cash to fund operations compared to providing $5.0 million for the same period in 2008.  The decrease in cash provided from operating cash flows is primarily due to our operating loss of $2.9 million, which excludes non-cash foreign exchange gains and losses, during the current period compared to operating income of $0.9 million for the same period last year, as well as changes in the timing of cash payments related to fluctuations in other operating assets and liabilities.

Capital expenditures for the first three months of 2009 were $1.1 million related to the purchase of equipment, computer systems and software, compared to $4.9 million, for the same period in the prior year, of which $4.0 million is related to the purchase of a warehouse in Venezuela.

We also had cash proceeds of $2.1 million from the sale of restricted investments and $0.3 million for the three months ended March 31, 2009 compared to $0.5 million from the sale of investments available for sale during the three months ended March 31, 2008. We used cash to pay quarterly dividends of $0.8 million for the three months ended March 31, 2009 as well as the same period in 2008.

There were no stock options exercised during the three months ended March 31, 2009 and 2008.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report of Form 10K for the year ended December 31, 2008. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of March 31, 2009 and December 31, 2008, the Company did not consider any of its long-lived assets to be impaired.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for information regarding recently issued accounting pronouncements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report may contain “forward-looking statements.”  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities and Exchange Act.  All statements other than statements of historical fact are forward-looking statements.  Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,”

“plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements includes, among others, the following:

•                  illiquidity of our common stock due to the January 2009 revocation of registration;

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

•                  determinations regarding tax liabilities and required tax obligations in U.S. and foreign jurisdictions;

•                  our products and manufacturing activities are subject to extensive government regulations and restrictions;

•                  general economic conditions;

•                  an economic slowdown in the markets in which we do business could reduce consumer demand for our products;

•                  currency and exchange rate fluctuations could lower our revenue and net income;

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

•                  product and liability claims;

•                  changing consumer preferences and demands;

•                  inventory obsolescence due to finite shelf lives and changing product demand;

•                  product concentration;

•                  system failures;

•                  changes in key management; and

•                  the competitive nature of our business.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Risk Factors.”

Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents.  We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct our business in several countries and intend to continue to expand our international operations.  Net sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency.  In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in United States laws and regulations relating to international trade and investment.

Foreign Currency Risk

During the three months ended March 31, 2009, approximately 55.5 percent of our net sales revenue and approximately 60.4 percent of our operating expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar.  All revenues and expenses are translated at average exchange rates for the periods reported.  Therefore, our operating results will be positively impacted by a weakening of the U.S. dollar in relation to another fluctuating currency and will be negatively impacted by a strengthening of the U.S. dollar in relation to another fluctuating currency.  Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks.  Our exposure to local currency/functional currency exchange rate risk is not significant. Changes in various currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part 1, Item 2 of this report.

The following table sets forth a composite sensitivity analysis of our net sales revenue, costs and expenses, and operating income in connection with strengthening of the U.S. dollar (our reporting currency) by 10%, 15% and 25% against every other fluctuating functional currency in which we conduct business.  We note that our individual net sales revenue, cost and expenses, and operating income components are sensitive to increases in the strength of the U.S. dollar on almost a five-to-one percentage point basis, assuming a strengthening of the U.S. dollar by 10%, 15% and 25% against every other fluctuating currency in which we conduct business.

Exchange Rate Sensitivity of Operating Income (dollar amounts in thousands)

	For the three	With Strengthening of U.S. Dollar by:
	months	10%		15%		25%
	ended March 31, 2009	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
Net sales revenue	$83,176	$(2,621)	(3.2)%	$(3,760)	(4.5)%	$(5,766)	(6.9)%

Cost and Expenses
Cost of goods sold	17,547	(494)	(2.8)	(709)	(4.0)	(1,088)	(6.2)
Volume incentives	30,996	(1,046)	(3.4)	(1,501)	(4.8)	(2,301)	(7.4)
Selling, general and administrative	37,477	(1,132)	(3.0)	(1,624)	(4.3)	(2,489)	(6.6)

Operating loss	$(2,844)	$(51)	(1.8)%	$(74)	(2.6)%	(112)	(3.9)%

The following table sets forth a composite sensitivity analysis of our assets and liabilities by balance sheet line items that are subject to exchange rate risk, together with the total gain or loss from the strengthening of the U.S. dollar in relation to our various fluctuating functional currencies. The sensitivity of our assets and liabilities, taken by balance sheet line items, was somewhat more than the sensitivity of our operating income to increases in the strength of the U.S. dollar in relation to other fluctuating currencies in which we conduct business.

Exchange Rate Sensitivity of Balance Sheet (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
	As of March 31, 2009	Gain (Loss) ($)	Gain (Loss) (%)	Gain (Loss) ($)	Gain (Loss) (%)	Gain (Loss) ($)	Gain (Loss) (%)

Current Assets subject to Exchange Rate Risk
Cash and cash equivalents	$32,400	$(2,569)	(7.9)%	$(3,686)	(11.4)%	$(5,652)	(17.4)%
Accounts receivable, net	10,769	(377)	(3.5)%	(541)	(5.0)%	(830)	(7.7)%

Current Liabilities subject to Exchange Rate Risk
Accounts payable	10,048	178	1.8%	256	2.5%	392	3.9%
	Total Loss from Strengthening of U.S. Dollar	(2,768)		(3,971)		(6,090)

The following table sets forth the local currencies other than the U.S. dollar in which our assets and liabilities that are subject to exchange rate risk were denominated as of March 31, 2009 and exceeded $1 million upon translation into U.S. dollars.  We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency (dollar amounts in thousands)

Cash and Cash Equivalents	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of March 31, 2009
Canada (Dollar)	$1,155	1.2
Colombia (Peso)	1,846	2,523.3
Japan (Yen)	5,779	97.3
Korea (Won)	2,042	1,392.4
Mexico (Peso)	1,886	14.4
Venezuela (Bolivar)	4,023	2.1
Other	10,326	Varies
Total	$27,057

Accounts Receivable
Japan (Yen)	$1,518	97.3
Other	2,633	Varies
Total	$4,151

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

Three months ended March 31,	2009	2008
Canada (Dollar)	1.2	1.1
Japan (Yen)	93.4	105.1
Mexico (Peso)	14.4	10.8
Venezuela (Bolivar)	2.1	2.1

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar if they are considered material to the consolidated financial statements. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors. There were no countries considered to have a highly inflationary economy during 2008 or the three months ended March 31, 2009.

As of March 31, 2009, the Company had approximately $4.0 million in cash denominated in Venezuelan bolivar fuertes.  Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company.  Our access to these funds for use within Venezuela is not restricted.  The market rate, which is substantially lower than the official rate, may be used to obtain U.S. dollars or other currencies without approval of the government’s currency control organization.  Our Venezuelan subsidiary continues to receive the official exchange rate to pay for imported products. It continues to apply for and expects to receive approval from the government of Venezuela to convert its bolivar fuertes into U.S. dollars at the official exchange rate to pay for imported products and to repatriate dividends.  As a result, we continue to use the official exchange rate of 2.15 bolivar fuertes to the U.S. dollar to translate the financial statements of our Venezuelan subsidiary into U.S. dollars.  Unless the official exchange rate is made more readily available, however, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources.

Inflation in Venezuela has continued to increase over the past few years, and it is possible that Venezuela will be designated a highly inflationary economy during 2009.  If this were to occur, gains and losses resulting from the translation of our Venezuelan subsidiary would be recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official exchange rate, then our earnings would be negatively impacted. For example, if Venezuela were to be designated as highly inflationary and there were a devaluation of the official currency of 20 percent, then our pre-tax earnings would be negatively impacted by approximately $2.6 million based upon the assets held by our Venezuelan subsidiary.  In addition, revenue and operating income would be impacted on an ongoing basis as a result of the devaluation.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of marketable securities. On March 31, 2009, we had investments of $3.6 million, of which $2.6 million were municipal obligations, which carry an average fixed interest rate of 5.0 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations.

Item 4.       CONTROLS AND PROCEDURES

Overview

Management identified certain material weaknesses which are described in our Annual Report on Form 10-K for the year ended December 31, 2008.  During 2009 and through the date of this filing, management has been focused on remediating these material weaknesses.  This overview discusses management’s evaluation of our disclosure controls and procedures as of March 31, 2009.  In addition, this item provides a summary of the status of each of the previously identified material weaknesses, followed by a discussion of management’s evaluation of disclosure controls and procedures, and management’s efforts to remediate the material weaknesses, as set forth in the table below.

As shown below, the three material weaknesses reported as of December 31, 2008 remain material weaknesses as of March 31, 2009, for which management continues to remediate.

Material Weakness Reported as of December 31, 2008	Status as of March 31, 2009
1. Accounting for Taxes	Remediation in process
2. Financial Reporting Process	Remediation in process
3. Information Technology:
Access Control	Remediation in process
Change Management	Remediation in process
Spreadsheets	Remediation in process

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

In connection with the preparation of this report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009, as a result of the existence of material weaknesses in our internal control over financial reporting.

Since December 31, 2008, we have made progress in improving our disclosure controls and procedures. We have taken, and are taking, the actions described below under “Remediation Actions Relating to Remaining Material Weaknesses” to remediate the remaining material weaknesses in our internal control over financial reporting.

We continue to strive to improve our processes to enable us to provide complete and accurate public disclosure on a timely basis. Management believes that we will not be able to conclude that our disclosure controls and procedures are effective until the material weaknesses have been fully remediated.

To address the material weaknesses reported in our 2008 Form 10K, management performed additional analyses and other post-closing procedures designed to ensure that our consolidated interim financial statements were prepared in accordance with GAAP. These procedures included documentation and testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. As a result, management believes that the consolidated interim financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented.

Changes in Internal Control over Financial Reporting

Overview

Management with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the period from January 1, 2009 through March 31, 2009 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on management’s assessment, significant changes were implemented and tested during the period from January 1, 2009 through March 31, 2009 to continue the remediation of our material weaknesses in internal control over financial reporting.

Management believes the measures that we have implemented during 2009 to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting since December 31, 2008. Changes in our internal control over financial reporting from January 1, 2009 through March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Actions Relating to Remaining Material Weaknesses

The discussion below describes the actions that management has taken during 2008 and is in the process of taking to remediate our remaining material weaknesses in internal control over financial reporting.

Description of Material Weakness as of December 31, 2008

Accounting for Taxes — The Company’s processes, procedures and controls related to the preparation and review of the annual tax provision and the accrual of other non-income tax contingencies were not effective to ensure that amounts related to the tax provision, related current or deferred income tax asset and liability accounts, and non-income tax contingencies were accurate, recorded in the proper period, and determined in accordance with GAAP. Specifically, we did not (i) analyze and reconcile certain deferred income and tax payable accounts, (ii) appropriately consider the need to record or disclose contingencies for certain income tax positions in accordance with GAAP, and (iii) file tax returns in certain foreign jurisdictions. Additionally, we had insufficient personnel with appropriate qualifications and training in accounting for taxes.

Description of 2009 Remediation Actions

In late 2008, we hired a second Tax Director and during 2009 have utilized various outsourced service providers for tax consulting services to assist in our accounting for income taxes and the recording of non-income tax contingencies. We continue to evaluate our tax process and tax resource requirements. We continue to work towards the completion of delinquent foreign statutory filings identified during the prior years as result of management’s analysis,  as well as refining our process to help ensure timely completion of future filings. In addition, in 2008 our management performed an analysis with the assistance of outside consultants to assess, estimate, and record the exposure related to our uncertain tax positions and non-income tax contingencies in accordance with GAAP. During 2009, we are continuing to monitor and assess the uncertain tax positions and non-income tax contingencies and are evaluating and implementing plans to reduce these contingencies.  We continue to evaluate the adequacy of our tax resources.  This material weakness still exists, and the Company is in the process of remediating this material weakness.

Description of Material Weakness as of December 31, 2008

Financial Reporting Process — The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes. Further, we were unable to complete regulatory filings as required by the rules of the SEC.

Description of 2009 Remediation Actions

During 2008 we redesigned and implemented improved procedures related to our monthly and period end close processes including account reconciliations, enhancement of the formal monthly close and reporting checklists, variance analysis of financial

statement fluctuations, and budget to actual reviews.   During 2009 we have continued to enhance the processes instituted in the prior year and are evaluating additional procedures to further remediate this material weakness.  This material weakness still exists, and the Company is in the process of remediating this material weakness.

Description of Material Weakness as of December 31, 2008

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

Description of 2009 Remediation Actions

Access Control — During 2008, management performed a broad and detailed analysis of user access to the applications we have determined to have a material impact on our financial reporting for our domestic locations and  implemented formal training of managers and others who grant and approve access to these data programs, as well as providing managers and employees with better data program descriptions and other tools to assist in their understanding if the access of their subordinates violates segregation of duties or access controls.  During 2009 the Company is continuing to refine the processes and procedures put in place.  In addition, the Company is evaluating other tools and software packages to assist in the monitoring of user access controls and segregation of duties.

Change Management — During 2008, management continued implementation of enhanced procedures to control changes to the production environment, the retention of adequate documentation, as well as redesigning job descriptions, assigned roles, and segregation of duties within the change control process of certain of the Company’s application systems.  During 2009 the Company is continuing to refine the processes and procedures put in place.  In addition, the Company is evaluating other tools and software packages to assist in the monitoring of user access controls and segregation of duties, as well as evaluating additional measures to ensure that adequate documentation is retained. In addition, the Company is evaluating other tools and software packages to assist in the monitoring of change management of the Company’s critical application systems.

Spreadsheets — During 2008 management has designed and implemented procedures to inventory, assess the risk of, and rank our critical financial reporting spreadsheets for locations that have a material impact on our financial reporting, including the implementation of enhanced review procedures. During 2009, management continues to perform detailed testing at locations that have a material impact on our financial reporting around security and change management for spreadsheets. Management intends to further enhance the design of our controls over spreadsheets by establishing procedures for benchmarking critical spreadsheets to ensure that formulas are appropriate and protected, and that the logic and design of the spreadsheets is appropriate and consistent. Management is also in the process of implementing an application package that will facilitate a worldwide consolidation and reduce our reliance on spreadsheets.  In addition, our information technology management has selected an application to provide for a world-wide standardization of the general ledger system. Management has developed a timeline for implementation of this application.

The material weakness related to information and technology systems still exists, and the Company is in the process of remediating this material weakness.

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

PART II OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

Please refer to Note 9 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as our recent SEC filings, including our Annual Report on Form 10-K for the 2008 fiscal year and subsequent Quarterly Reports on Forms 10-Q for information regarding the status of certain legal proceedings that have been previously reported.

Item 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business or our consolidated financial statements, results of operations, and cash flows. Additional risks not currently known to us, or risks that we currently believe are not material, may also impair our business operations.  Other than as set forth below, there have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Litigation arising in connection with our internal investigation and the restatement of our financial statements could adversely affect our financial condition, results of operations, or cash flows.

As of December 31, 2008, we had one securities class-action lawsuit pending against us, former members of our Board of Directors and present and former members of management that relate to the internal investigation and the restatement of our financial statements. The lawsuit and other legal matters in which we have become involved following the announcement of the restatement are described in this report under the heading “Legal Proceedings.” The securities class-action lawsuit is currently in the early stages of discovery. The court granted in part the plaintiffs’ motion to certify the class on September 25, 2008. The trial is not scheduled to commence until January 24, 2011. We are not able to predict the outcome of the litigation; however, if we are unsuccessful in our efforts to defend against the allegations raised in the litigation, our business and financial condition would likely be negatively impacted. Among other consequences of a negative outcome of the litigation, we could become obligated to pay damages in an amount that would adversely affect our financial condition, results of operations, or cash flows.

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

Currency exchange rate fluctuations could lower our revenue and net income.

In the first quarter of 2009, we recognized approximately 55.5 percent of our revenue in markets outside the United States, and we recognized 34.7 percent of our revenue in each market’s respective local currency (other than the U.S. dollar). We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. Because a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. These fluctuations had a generally positive effect on our revenue in 2008 as compared to 2007. However, during the fourth quarter for the year ended December 31, 2008, we began to see a decline in our global net sales of our products of approximately 4.7 percent as result of changes in global economic conditions in the markets in which our business segments operate. The decline is primarily driven by strengthening of the U.S. dollar against most major currencies. In the first fiscal quarter of 2009, we have experienced a continuing decline in our global net sales as a result of the U.S. dollar continuing to strengthen against most major currencies, which is a reversal of the trend for prior years. For instance, the U.S. dollar has increased approximately 4.8 percent through March 31, 2009 against the Mexican peso compared to the year ended December 31, 2008 and 35.6 percent against the Mexican peso compared to the same period last year. If exchange rates continue to change in future periods relative to those experienced in 2008 and the first quarter of 2009, it could have a disproportionate impact on our revenue in these future periods. As operations expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition.

The possibility that foreign governments may impose currency remittance restrictions is another risk faced by our international operations. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate or if the official exchange rate devalues, it may have a material adverse effect on our financial position, results of operations, or cash flows.  For example, as of March 31, 2009, we had approximately $4.0 million in cash denominated in Venezuelan bolivar fuertes. Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. Our access to these funds for use within Venezuela is not restricted. While to date we have been able to receive approval from the government of Venezuela to obtain U.S. dollars at the official exchange rate, no assurances can be given that we will continue to receive such approval.  Unless the official exchange rate is made more readily available, our Venezuelan subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars from non-government sources where the exchange rate is substantially less favorable than the official exchange rate.

Inflation is another risk associated with our international operations. For example, inflation in Venezuela has continued to increase over the past few years, and it is possible that Venezuela will be designated a highly inflationary economy during 2009.  If this were to occur, then gains and losses resulting from the translation of revenues and expenses of our Venezuelan subsidiary would be recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official exchange rate, then our earnings would be negatively impacted. In addition, revenue and operating income would be impacted on an ongoing basis as a result of the devaluation.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.        OTHER INFORMATION

The Company records Volume Incentives that represent purchase rebates as a reduction of sales revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.  As noted in the note 1 to the condensed consolidated financial statements, as part of the Company’s review of the quarterly results for the three months ended March 31, 2009, it identified that the volume rebates for the branches in Russia and Ukraine had been recorded as an expense rather than as a reduction of sales revenue.  There was no impact on beginning or ending retained earnings, operating income (loss), net loss, loss per share or cash flows for any periods.

The Company corrected its condensed consolidated statement of operations for the three months ended March 31, 2008 in this current quarterly report by reducing net sales revenue and volume incentives by $2,106. The Company will correct the volume rebates for the branches in Russia and Ukraine to a reduction of net sales revenue in the annual consolidated statements of operations in the next annual filing.  The Company will also correct the second and third quarter condensed consolidated statements of operations prospectively in the Form 10-Q for each of the periods ended June 30, 2009 and September 30, 2009.The following tables present the impact of correcting the Company’s net sales revenue and volume incentives expense for the periods referred to above (amounts in thousands):

	December 31, 2008		December 31, 2007		December 31, 2006
	As Previously Presented	As Corrected	As Previously Presented	As Corrected	As Previously Presented	As Corrected
Net Sales Revenue	$381,299	$373,234	$366,647	$360,874	$362,222	$357,979

Volume Incentives	148,139	140,074	143,884	138,111	145,827	141,584

	Three Months Ended June 30, 2008		Three Months Ended September 30, 2008
	As Previously Presented	As Corrected	As Previously Presented	As Corrected
Net Sales Revenue	$97,879	$95,911	$94,669	$92,661

Volume Incentives	38,425	36,457	36,588	34,580

	Six Months Ended June 30, 2008		Nine Months Ended September 30, 2008
	As Previously Presented	As Corrected	As Previously Presented	As Corrected
Net Sales Revenue	$196,436	$192,362	$291,105	$285,023

Volume Incentives	77,128	73,054	113,716	107,634

Item 6.        EXHIBITS

a)     Index to Exhibits

Item No.	Exhibit
31.1(1)	Certification of Chief Executive Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

31.2(1)	Certificate of Chief Financial Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)     Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: May 11, 2009	/s/ Douglas Faggioli
Douglas Faggioli, President and Chief Executive Officer

Date: May 11. 2009	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial
Officer and Treasurer