Form 10-K/A
period 2008-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2009-05-21
CIK 275053

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

EXPLANATORY NOTES

Filing of Form 10-K/A

This amendment on Form 10-K/A is being filed to correct certain volume rebates recorded as expense rather than as a reduction of sales revenue as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008, which are described in Note 1 of Item 8  under the heading “Correction of Volume Rebates” of this report.  The Company records Volume Incentives that represent purchase rebates as a reduction of sales revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  As part of the Company’s review of the quarterly results for the three months ended March 31, 2009, it identified that volume rebates primarily for the branches in Russia and Ukraine had been recorded as an expense rather than as a reduction of sales revenue.  There was no impact on beginning or ending retained earnings, operating income, net loss, loss per share or cash flows for any periods as a result of the correction.  The following items have been amended to reflect the correction of volume rebates as discussed in Note 1 of Item 8 of this report:  Items 1, 2, 6, 7, and 8.  The Company has also updated this Form 10-K/A to reflect certain events that occurred after the original filing date.  These events are described in Note 11 in Item 8 of this report.

Revocation of Registration Statement

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

On February 12, 2009, the Company filed with the SEC a registration statement on Form 10 to re-register its common stock under the Exchange Act. The registration statement does not contemplate a public offering of the Company’s common stock to raise funds or capital, but instead seeks registration under the Exchange Act of the issued and currently outstanding shares of the Company’s common stock.  The registration statement is now effective as a result of the passage of time, but broker-dealers may be limited in the their ability to make a market for the Company’s securities, and the Company may not be able to complete a listing application for its securities until the SEC has completed its review of the registration statement.  Although the Company’s goal remains to return, as quickly as practicable, its common stock to unrestricted trading in the public markets, the Company cannot predict when it will complete the listing process.  A copy of the registration statement can be obtained from the SEC website or the Company, by writing Investor Relations, Nature’s Sunshine Products, Inc., 75 East 1700 South, Provo, Utah 84606, or by visiting the Company’s website at www.natr.com.

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

International Operations

A significant portion of our net sales are concentrated within the United States, which represents 40.6 percent of net sales in 2008. Outside of the United States, Russia is now our largest market, representing 10.8 percent of net sales during 2008, while Japan and Ukraine follow close behind, representing 10.4 and 8.8 percent of net sales during 2008, respectively. As we continue to expand internationally, our operating results will likely become more sensitive to economic and political conditions in foreign markets, as well as to foreign currency fluctuations.  A breakdown of net sales revenue by region in 2008, 2007, and 2006 is set forth below.

(Dollar amounts in thousands)

Year Ended December 31,	2008		2007		2006
Net Sales Revenue:
United States	$151,332	40.6%	$152,943	42.4%	$157,132	43.9%
Foreign
Japan	38,972	10.4	45,554	12.6	52,301	14.6
Russia	40,419	10.8	31,023	8.6	25,707	7.2
Ukraine	32,862	8.8	21,925	6.1	10,761	3.0
Other	109,649	29.4	109,429	30.3	112,078	31.3
Total Foreign	221,902	59.4	207,931	57.6	200,847	56.1
	$373,234	100.0%	$360,874	100.0%	$357,979	100.0%

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

In March 2006, we voluntarily disclosed to the SEC certain information related to a previously disclosed independent investigation by the Company’s Audit Committee. Since that time, the SEC has subpoenaed certain documents and voluntarily requested other information in connection with its subsequent investigation related to these events, which the Company has provided. We are cooperating fully with this investigation and are currently in settlement negotiations with the SEC. We cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on our financial condition, results of operations, or cash flows. However, the Company has accrued approximately $0.6 million in the first quarter of fiscal year 2009 related to the potential settlement of this matter.

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

In 2008, we recognized approximately 59.4 percent of our revenue in markets outside the United States, and we recognize 36.7 percent of our revenue in each market’s respective local currency (other than the U.S. dollar). We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. Because a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. These fluctuations had a generally positive effect on our revenue in 2008 as compared to 2007.  However, during the fourth quarter for the year ended December 31, 2008, we began to see a decline in our global net sales of our products of approximately 4.7 percent as result of changes in global economic conditions in the markets in which our business segments operate.  The decline is primarily driven by strengthening of the U.S. dollar against most major currencies. In the first fiscal quarter of 2009, we have experienced a continuing decline in our global net sales as a result of the U.S. dollar continuing to strengthen against most major currencies, which is a reversal of the trend for prior years.  For instance, the U.S. dollar has increased approximately 5.7 percent through February 2009 against the Mexican peso compared to the year ended December 31, 2008 and 33.5 percent against the Mexican peso compared to the same period last year. If exchange rates were to change in future periods relative to those experienced in 2008, it could have a disproportionate impact on our revenue in these future periods. As operations expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition.

The possibility that foreign governments may impose currency remittance restrictions is another risk faced by our international operations. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate or if the official exchange rate devalues, it may have a material adverse effect on our financial position, results of operations, or cash flows.  For example, as of December 31, 2008, we had approximately $3.4 million in cash denominated in Venezuelan bolivar fuertes. Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. Our access to these funds for use within Venezuela is not restricted. While to date we have been able to receive approval from the government of Venezuela to obtain U.S. dollars at the official exchange rate, no assurances can be given that we will continue to receive such approval.  Unless the official exchange rate is made more readily available, our Venezuelan subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars from non-government sources where the exchange rate is substantially less favorable than the official exchange rate.

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

SEC and DOJ Investigations

In March 2006, the Company voluntarily disclosed to the SEC certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the SEC has subpoenaed certain information and requested that the Company voluntarily provide other information in connection with its subsequent investigation related to these events, which the Company has provided. The Company is cooperating fully with this investigation and is currently in settlement negotiations with the SEC. The Company cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on our financial condition, results of operations, or cash flows. However, the Company has accrued approximately $0.6 million in the first quarter of fiscal year 2009 related to the potential settlement of this matter.

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

SEC Section 12(j) Proceeding

On July 12, 2007, the Company announced that the SEC had instituted administrative proceedings pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of its common stock. On November 8, 2007, an administrative law judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock. Shortly thereafter, the Company filed a petition for review with the SEC. On December 5, 2007, the SEC granted the Company’s petition for review. The SEC heard oral argument from both the Company and the SEC staff on January 7, 2009.  On January 21, 2009, the SEC issued a final order revoking the registration of its common stock.  As a result of this order, broker-dealers were not permitted to effect transactions in the Company’s securities until the Company’s registration statement on Form 10, which was filed with the SEC on February 12, 2009, became effective. The registration statement is now effective as a result of the passage of time, but broker-dealers may be limited in their ability to make a market for the Company’s securities, and the Company may not be able to complete a listing application for its securities until the SEC has completed its review of the registration statement. Although the Company’s goal remains to return, as quickly as practicable, its common stock to unrestricted trading in the public markets, the Company cannot predict when it will complete the listing process.

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

Item 6. Selected Financial Data

The financial information in this Item reflects the correction of volume rebates as discussed in Note 1 to the Consolidated Financial Statements in Item 8 of this report.

The selected consolidated financial data presented below is summarized from our results of operations for each of the five years in the period ended December 31, 2008, as well as selected consolidated balance sheet data as of December 31, 2008, 2007, 2006, 2005, and 2004.

(Dollar and Share Amounts in Thousands, Except for Per Share Information)

Income Statement Data

	Net Sales Revenue	Cost of Goods Sold	Volume Incentives	Selling, General and Administrative	Operating Income	Income Before Income Taxes	Net Income (Loss)
2008	$373,234	$71,874	$140,074	$155,688	$5,598	$6,468	$(1,838)
2007	360,874	70,996	138,111	148,706	3,061	4,465	(8,237)
2006	357,979	68,745	141,584	139,645	8,005	8,629	(3,565)
2005	348,544	67,593	140,985	128,381	11,585	11,423	3,504
2004	323,186	61,263	127,614	115,299	19,010	20,702	11,772

Balance Sheet Data

	Working Capital	Current Ratio	Inventories	Property, Plant and Equipment, Net	Total Assets	Long-Term Liabilities	Shareholders’ Equity
2008	$30,200	1.39	$39,558	$30,224	$164,276	$32,679	$53,677
2007	32,017	1.42	35,249	28,282	165,338	27,986	60,392
2006	23,968	1.31	38,639	30,581	148,347	2,190	68,186
2005	27,928	1.40	34,988	34,075	147,286	2,284	75,407
2004	34,181	1.53	35,444	35,869	143,981	3,491	75,854

Common Share Summary

	Cash Dividend Per Share	Basic Net (Loss) Income Per Share	Diluted Net (Loss) Income Per Share	Basic Weighted Average Shares	Diluted Weighted Average Shares
2008	$0.20	$(0.12)	$(0.12)	15,510	15,510
2007	0.20	(0.53)	(0.53)	15,495	15,495
2006	0.20	(0.23)	(0.23)	15,344	15,344
2005	0.20	0.23	0.23	15,211	15,515
2004	0.20	0.79	0.76	14,917	15,478

Other Information

	Number of Independent Managers	Square Footage of Property in Use	Number of Employees
2008	26,002	731,277	1,183
2007	24,115	706,519	1,170
2006	24,292	852,235	1,181
2005	21,309	816,296	1,100
2004	18,374	921,677	1,069

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information in this Item reflects the correction of volume rebates as discussed in Note 1 to the Consolidated Financial Statements in Item 8 of this report.

The following discussion highlights the principal factors that have affected our financial condition, results of operations, liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes in Item 8 of this report. This discussion contains forward-looking statements. Please see “Cautionary Note Regarding Forward-Looking Statements” for the risks, uncertainties and assumptions associated with these forward-looking statements.

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

In 2008, we experienced net sales revenue growth overseas in our NSP International business segment of approximately 15.3 percent, while our domestic business segment net sales increased approximately 1.2 percent and our Synergy Worldwide business segment experienced a decline in net sales revenue of approximately 16.8 percent due primarily to the loss of several key distributor networks. Over the same period, our cost of goods sold decreased as a percentage of net sales revenue as a result of decreased importation and purchasing costs in some of our markets, while our selling, general and administrative expenses increased somewhat primarily as a result of costs associated with expanding our infrastructure in Russia and Eastern Europe to support our continued growth, as well as costs to enter new markets in China and Europe.

During the fourth quarter for the year ended December 31, 2008, we began to see a decline in our global net sales of our products of approximately 4.8 percent as a result of changes in global economic conditions in the markets in which our business segments operate.  The decline is primarily driven by strengthening of the U.S. dollar against most major currencies. In the first fiscal quarter of 2009, we have experienced a continuing decline in our global net sales as a result of the U.S. dollar continuing to strengthen against most major currencies, which is a reversal of the trend for prior years.  For instance, the U.S. dollar has increased approximately 5.7 percent through February 2009 against the Mexican peso compared to the year ended December 31, 2008 and 33.5 percent against the Mexican peso compared to the same period last year.  In addition, we began to see changes in consumer spending habits in the United States, Russian, Asian and Latin American markets due to the current general economic slowdown, which has resulted and may continue to result in lower net sales of our products.  A prolonged global economic downturn could have a material adverse effect on our financial position, results of operation, or cash flows.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Net sales revenue	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of goods sold	19.3	19.7	19.2
Volume incentives	37.5	38.3	39.6
Selling, general and administrative	41.7	41.2	39.0
	98.5	99.2	97.8

Operating Income	1.5	0.8	2.2

Other Income (Expense):
Interest and other income, net	0.5	0.4	0.4
Interest expense	—	—	(0.2)
Foreign exchange losses, net	(0.3)	—	—
	0.2	0.4	0.2

Income Before Provision for Income Taxes	1.7	1.2	2.4
Provision for Income Taxes	2.2	3.5	3.4

Net Loss	(0.5)%	(2.3)%	(1.0)%

 Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2008 was $373.2 million compared to $360.9 million in 2007, an increase of approximately 3.4 percent. During 2008, the increase in net sales revenue is primarily due to continued growth in NSP International.

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

NSP International net sales revenue increased to $166.0 million in 2008 compared to $144.0 million in 2007, an increase of approximately 15.3 percent. The increase in international net sales revenue in 2008 compared to 2007 is primarily the result of continued growth in our operations in Russia and Ukraine.  The increase in net sales revenue reflects the continued increase in Distributors and Managers in the Company’s international operations as well as foreign currency exchange rate fluctuations which positively impacted revenues by $1.8 million or 1.2 percent compared to the prior year.   Approximately $1.3 million of the benefit is the result of positive currency fluctuations in Japan, as the yen strengthened significantly in relation to the U.S. dollar in 2008. The effects of currency fluctuations on sales are immaterial in the aggregate for the remaining markets of NSP International.

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

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased to 19.3 percent in 2008 compared to 19.7 percent in 2007.   This improvement is primarily as a result of decreased importation and purchasing costs in some of our foreign markets, as a result of their currencies strengthening in relation to the U.S. dollar.  In particular, these markets include Japan and Mexico, which account for a significant portion of consolidated net sales.  In addition, we were able to raise prices, while maintaining level inventory costs in our Russian, Ukraine, and other eastern European markets.

Volume Incentives

Volume Incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume Incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  Volume Incentives as a percent of net sales revenue decreased to 37.5 percent in 2008 compared to 38.3 percent in 2007.  The decrease is partially due to changes in Volume Incentive programs for some products sold within the United States as well as the result of fuel surcharges included in net sales revenue within the United States for which there is no Volume Incentive.

Selling, General and Administrative

Selling, general and administrative expenses increased to 41.7 percent of net sales revenue in 2008 compared to 41.2 percent in 2007.  In absolute terms, our selling, general and administrative expenses increased by $7.0 million in 2008 compared to 2007, from $148.7 million to $155.7 million.  The increase in selling, general and administrative expenses is primarily as a result of increased spending of approximately $7.6 million in our Russian and Eastern European markets for infrastructure to support our continued growth and costs of approximately $2.1 million for entering new markets in China and Europe (of which $1.1 million is related to Synergy Worldwide).  Foreign currency fluctuations negatively impacted general and administrative expenses by approximately $1.5 million, of which $0.7 million was related to Synergy Worldwide. These costs were offset by decreases of approximately $3.4 million in our Synergy Worldwide operations (excluding costs for entering new markets and the effect of foreign currency fluctuations) as a result of cost cutting initiatives to help bring operating costs more in line with the division’s reduced net sales revenue. These initiatives include reducing the division’s consulting fees, professional fees, travel, personnel, office and warehouse rent expense through the termination and renegotiation of leases, as well as other selling expenses.  We continue to evaluate and explore ways to reduce costs for Synergy Worldwide.

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

Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2007 was $360.9 million compared to $358.0 million in 2006, an increase of approximately 0.8 percent. During 2007, the increase in net sales revenue is primarily due to continued growth in NSP International.

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

NSP International net sales revenue increased to $144.0 million in 2007 compared to $126.4 million in 2006, an increase of approximately 13.9 percent. The increase in international net sales revenue in 2007 compared to 2006 is primarily the result of continued growth in our operations in Russia, Ukraine, Venezuela, and Japan. Price increases are planned in various international markets to compensate for foreign currency devaluations and increases in the cost of finished products.

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

Selling, General and Administrative

Selling, general and administrative expenses increased $9.1 million in 2007 compared to 2006, from $139.6 million to $148.7 million. Approximately $3.4 million is the result of expenses related to the continued growth of the Company’s international segments, as well as $1.1 million of expenses related to new Synergy Worldwide markets.  Professional fees increased $3.0 million as a result of continued work on becoming current in our SEC filings.  In addition, bonuses to participants in the Company’s discretionary bonus plan increased approximately $1.3 million in 2007 compared to 2006. Selling, general and administrative expenses as a percent of net sales revenue increased to 41.2 percent in 2007 compared to 39.0 percent in 2006. Selling, general and administrative expenses includes general marketing and sales expenses, but not commissions, which are included under Volume Incentives, and also includes research and development expenses and general administrative expenses. The amount, excluding capital expenditures, spent on research and development activities remained constant at $1.9 million for 2007 and 2006.

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

In 2006, we used net cash of $7.0 million to pay off our outstanding line of credit.  This line of credit was terminated July 1, 2006.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS No. 160 recharacterizes minority interest as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS No. 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interest. The Company’s adoption of SFAS No. 160 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

Foreign Currency Risk

During the year ended December 31, 2008, approximately 59.4 percent of our net sales revenue and approximately 56.8 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is considered the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar.  All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively impacted by a weakening of the U.S. dollar in relation to another fluctuating currency and negatively impacted by a strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Our exposure to local currency/functional currency exchange rate risk is not significant. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading, or speculating on foreign exchange rate fluctuations.

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

	For year ended	With Strengthening of U.S. Dollar by:
Exchange Rate Sensitivity -	December 31,	10%		15%		25%
Operating Income	2008	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
(Dollar amounts in thousands)

Net Sales Revenue	$373,234	$(12,438)	(3.3)%	$(17,846)	(4.8)%	$(27,364)	(7.3)%

Cost and Expenses
Cost of Goods Sold	71,874	(2,057)	(2.9)%	(2,952)	(4.1)%	(4,526)	(6.3)%
Volume Incentives	140,074	(5,076)	(3.6)%	(7,282)	(5.2)%	(11,166)	(8.0)%
Selling, General and Administrative	155,688	(4,795)	(3.1)%	(6,879)	(4.4)%	(10,548)	(6.8)%

Operating Income	5,598	(510)	(9.1)%	(733)	(13.1)%	(1,124)	(20.1)%

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

As of December 31, 2008, we have approximately $3.4 million in cash denominated in Venezuelan bolivar fuertes. Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. Our access to these funds for use within Venezuela is not restricted. The market rate, which is substantially lower than the official rate, may be used to obtain U.S. dollars or other currencies without approval of the government’s currency control organization.  Our Venezuelan subsidiary continues to receive the official exchange rate to pay for imported products. It continues to apply for and expects to receive approval from the government of Venezuela to convert its bolivar fuertes into U.S. dollars at the official exchange rate to pay for imported products and to repatriate dividends. As a result, we continue to use the official exchange rate of 2.15 bolivar fuertes to the U.S. dollar to translate the financial statements of our Venezuelan subsidiary into U.S. dollars. Unless the official exchange rate is made more readily available, however, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources. During 2008, our Venezuelan subsidiary’s net sales revenue represented approximately 3.4 percent of consolidated net sales revenue.  Our Venezuelan subsidiary held total assets of $11.5 million at December 31, 2008, including $3.4 million of monetary assets noted above.

Inflation in Venezuela has continued to increase over the past few years, and it is possible that Venezuela will be designated a highly inflationary economy during 2009.  If this were to occur, then gains and losses resulting from the translation of our Venezuelan subsidiary would be recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official exchange rate, then our earnings would be negatively impacted. For example, if Venezuela were to be designated as highly inflationary and there were a devaluation of the official currency of 20 percent, then our pre-tax earnings would be negatively impacted by approximately $2.3 million based upon the assets held by our Venezuelan subsidiary.  In addition, revenue and operating income would be impacted on an ongoing basis as a result of the devaluation.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On December 31, 2008, we had investments of $3.9 million of which $2.9 million were municipal obligations, which carry an average fixed interest rate of 4.9 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations. A portion of our investments are auction rate securities, which were redeemed at par value in January 2009.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 18, 2009

(May 15, 2009 as to Note 1 as it relates to the correction of volume rebates and Note 11 for events that occurred after March 18, 2009)

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

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

Year Ended December 31	2008	2007	2006
Net Sales Revenue (net of the rebate portion of volume incentives of $50,988, $49,700, and $45,587, respectively)	$373,234	$360,874	$357,979
Costs and Expenses:
Cost of goods sold	71,874	70,996	68,745
Volume incentives	140,074	138,111	141,584
Selling, general and administrative	155,688	148,706	139,645
	367,636	357,813	349,974
Operating Income	5,598	3,061	8,005
Other Income (Expense):
Interest and other income, net	1,830	1,409	1,319
Interest expense	(52)	(69)	(609)
Foreign exchange (losses) gains, net	(908)	64	(86)
	870	1,404	624
Income Before Provision for Income Taxes	6,468	4,465	8,629
Provision for Income Taxes	8,306	12,702	12,194
Net Loss	$(1,838)	$(8,237)	$(3,565)

Basic Net Loss Per Common Share	$(0.12)	$(0.53)	$(0.23)
Diluted Net Loss Per Common Share	$(0.12)	$(0.53)	$(0.23)
Basic Common Shares Outstanding	15,510	15,495	15,344
Diluted Common Shares Outstanding	15,510	15,495	15,344

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

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

The Company has a variable interest and has determined that it is the primary beneficiary in a start-up entity.  As a result, the Company has consolidated the entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46R”), “Consolidation of Variable Interest Entities.”   This variable interest is the result of loans of $1,094 provided by the Company to the entity during 2008, which are secured by the entity’s assets. The Company has provided additional payments of $409 subsequent to December 31, 2008. This entity is a start-up nutritional supplement company, with assets of $454 and liabilities of $128 as of December 31, 2008.  The Company provided loans to the entity in order to provide them with some of the capital necessary to market their products, and to provide the Company with access to new product formulations. The Company has provided no guarantees on behalf of the entity and has no future obligations to the entity.  Its creditors do not have any recourse against the Company.  The effect of consolidating the variable interest entity was an increase in the Company’s net loss of $885 for the year ended December 31, 2008.

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

As of December 31, 2008 and 2007, the Company had $3,415 and $6,444 of cash denominated in Venezuelan bolivars (Effective January 1, 2008, Venezuela changed its currency from the bolivar to the bolivar fuerte—the bolivar fuerte is equal to approximately 1000 bolivars; both are referred to as “bolivars”). Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for the Company’s subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. The Company’s access to these funds for use within Venezuela is not restricted. The market rate, which is substantially lower than the official rate, may be used to obtain U.S. dollars or other currencies without approval of the government’s currency control organization. The Company’s Venezuelan subsidiary continues to receive the official exchange rate to pay for imported products.  It continues to apply for and expects to receive approval from the government of Venezuela to convert its bolivars into U.S. dollars at the official exchange rate to pay for imported products and to repatriate dividends. As a result, the Company continues to use the official exchange rate of 2.15 bolivar fuertes to the U.S. dollar to translate the financial statements of its Venezuelan subsidiary into U.S. dollars. Unless the official exchange rate is made more readily available, however, the subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources. During 2008 and 2007, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 3.4 percent and 3.2 percent of consolidated net sales revenue, respectively. Our subsidiary in Venezuela held total assets of $11,539 and $9,019 at December 31, 2008 and 2007, respectively.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS No. 160 recharacterizes minority interest as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interest. The Company’s adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial position, result of operations, or cash flows.

Correction of Volume Rebates

The Company records Volume Incentives that represent purchase rebates as a reduction of sales revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Subsequent to the issuance of the December 31, 2008 consolidated financial statements, as part of the Company’s review of the quarterly results for the first quarter of fiscal year 2009, it identified that volume rebates primarily for the branches in Russia and Ukraine had been recorded as an expense rather than as a reduction of sales revenue.  There was no impact on beginning or ending retained earnings, operating income, net loss, loss per share, or cash flows for any periods.  As a result, the Company is correcting its consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006 as follows:

	December 31, 2008		December 31, 2007		December 31, 2006
	As Previously Presented	As Corrected	As Previously Presented	As Corrected	As Previously Presented	As Corrected
Net Sales Revenue	$381,299	$373,234	$366,647	$360,874	$362,222	$357,979

Volume Incentives	148,139	140,074	143,884	138,111	145,827	141,584

Total Costs and Expenses	375,701	367,636	363,586	357,813	354,217	349,974

The Company has prospectively corrected the 2008 first quarter condensed consolidated statement of operations in its March 31, 2009 Form 10-Q.  The Company will also correct the 2008 second and third quarter condensed consolidated statements of operations prospectively in the Form 10-Q for each of the periods ended June 30, 2009 and September 30, 2009.

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

At December 31, 2008, foreign subsidiaries had unused operating loss carryovers of approximately $6,813. The net operating losses will expire at various dates from 2009 through 2012. For financial reporting purposes, the release of these valuation allowances would reduce income tax expenses. At December 31, 2008, the Company had approximately $3,489 of foreign tax credits which begin to expire at various times starting in 2012.

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

SEC and DOJ Investigations

In March 2006, the Company voluntarily disclosed to the SEC certain information related to the independent investigation by the Company’s Audit Committee. Since that time, the SEC has subpoenaed certain information and requested that the Company voluntarily provide other information in connection with its subsequent investigation related to these events, which the Company has provided. The Company is cooperating fully with this investigation and subsequent to the issuance of the December 31, 2008 consolidated financial statements entered into settlement negotiations with the SEC. The Company cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of this matter may have on its financial condition, result of operations, or cash flows. However, the Company has accrued approximately $600 in the first quarter of fiscal year 2009 related to the potential settlement of this matter.

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

SEC Section 12(j) Proceeding

On July 12, 2007, the Company announced that the SEC had instituted administrative proceedings pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of its common stock. On November 8, 2007, an administrative law judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock. Shortly thereafter, the Company filed a petition for review with the SEC. On December 5, 2007, the SEC granted the Company’s petition for review. The SEC heard oral argument from both the Company and the SEC staff on January 7, 2009.  On January 21, 2009, the SEC issued a final order revoking the registration of the Company’s common stock.  As a result of this order, broker-dealers were not permitted to effect transactions in the Company’s securities until the Company’s registration statement on Form 10, which was filed with the SEC on February 12, 2009, became effective. The registration statement is now effective as a result of the passage of time, but broker-dealers may be limited in their ability to make a market for the Company’s securities, and the Company may not be able to complete a listing application for its securities until the SEC has completed its review of the registration statement.  Although the Company’s goal remains to return, as quickly as practicable, its common stock to unrestricted trading in public markets, the Company cannot predict when it will complete the listing process.

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

In April 2009, Prescott Group Aggressive Small Cap Master Fund, G.P. (“Prescott”) filed, but has not served, a complaint in the Fourth Judicial District Court for Utah County, Utah, styled Prescott Group Aggressive Small Cap Master Fund, G.P. v. Nature’s Sunshine Products, Inc.  Prescott’s filed complaint requests that the court compel the Company to hold an annual meeting of the Company’s shareholders.  The complaint does not request that the court award monetary damages other than the payment of attorneys’ fees.  This matter may, however, result in the Company incurring attorneys’ fees and other incidental costs in an amount that cannot currently be determined.

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

Reportable business segment information for the years ended December 31, 2008, 2007, and 2006 is as follows:

Year Ended December 31	2008	2007	2006
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$150,101	$148,254	$148,374
International	166,032	144,049	126,353
	316,133	292,303	274,727
Synergy Worldwide	57,101	68,571	83,252
Total net sales revenue	373,234	360,874	357,979
Operating Expenses:
Nature’s Sunshine Products:
United States	155,988	153,522	152,446
International	149,147	131,350	114,733
	305,135	284,872	267,179
Synergy Worldwide	62,501	72,941	82,795
Total operating expenses	367,636	357,813	349,974
Operating Income (Loss):
Nature’s Sunshine Products:
United States	(5,887)	(5,268)	(4,072)
International	16,885	12,699	11,620
	10,998	7,431	7,548
Synergy Worldwide	(5,400)	(4,370)	457
Total operating income	5,598	3,061	8,005

Other Income (Expense), net	870	1,404	624
Income Before Provision for Income Taxes	$6,468	$4,465	$8,629

Year Ended December 31	2008	2007	2006
Capital Expenditures:
Nature’s Sunshine Products:
United States	$2,467	$3,000	$1,488
International	4,872	422	630
	7,339	3,422	2,118
Synergy Worldwide	574	974	605
Total capital expenditures	$7,913	$4,396	$2,723

Depreciation and Amortization:
Nature’s Sunshine Products:
United States	$3,419	$3,729	$4,074
International	756	1,161	854
	4,175	4,890	4,928
Synergy Worldwide	1,262	1,519	1,296
Total depreciation and amortization	$5,437	$6,409	$6,224

As of December 31	2008	2007
Assets:
Nature’s Sunshine Products
United States	$95,131	$93,322
International	45,995	47,223
	141,126	140,545
Synergy Worldwide	23,150	24,793
Total Assets	$164,276	$165,338

From an individual country perspective, only the United States, Japan, Russia, and Ukraine comprise approximately 10 percent or more of consolidated net sales revenue for the years ended December 31, 2008, 2007, and 2006 as follows:

Year Ended December 31	2008	2007	2006
Net Sales Revenue:
United States	$151,332	$152,943	$157,132
Japan	38,972	45,554	52,301
Russia	40,419	31,023	25,707
Ukraine	32,862	21,925	10,761
Other	109,649	109,429	112,078
Total Net Sales Revenue	$373,234	$360,874	$357,979

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

The following table shows a reconciliation of the beginning and ending fair value measurements using significant unobservable inputs (Level 3) for the year ended December 31. 2008:

Total
Balance at January 1, 2008	$2,075
Net unrealized gains included in earnings	—
Sales of restricted investments	(25)
Purchases	—
Balance at December 31, 2008	$2,050

NOTE 15:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The Company records Volume Incentives that represent purchase rebates as a reduction of sales revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  As described in Note 1, as part of the Company’s review of the quarterly results for the first quarter of fiscal year 2009, it identified that volume rebates primarily for the branches in Russia and Ukraine had been recorded as an expense rather than as a reduction of sales revenue.  There was no impact on beginning or ending retained earnings, operating income (loss), net loss, loss per share, or cash flows for any periods.  As a result, the Company is correcting both net sales revenue and volume incentives expense from amounts previously presented in the summary of quarterly operations.

The following tables presents the Company’s unaudited summary of quarterly operations during 2008 and 2007 for each of  three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarters Ended
	March 31, 2008		June 30, 2008		September 30, 2008		December 31, 2008
	As Previously Presented	As Corrected	As Previously Presented	As Corrected	As Previously Presented	As Corrected	As Previously Presented	As Corrected
Net sales revenue	$98,557	$96,451	$97,879	$95,911	$94,669	$92,661	$90,194	$88,211
Cost of goods sold	19,217	19,217	16,796	16,796	17,146	17,146	18,715	18,715
Gross profit	79,340	77,234	81,083	79,115	77,523	75,515	71,479	69,496
Volume incentives	38,703	36,597	38,425	36,457	36,588	34,580	34,423	32,440
Selling, general and administrative	39,738	39,738	39,280	39,280	38,864	38,864	37,806	37,806
Operating income (loss)	899	899	3,378	3,378	2,071	2,071	(750)	(750)
Other income (expenses), net	(359)	(359)	312	312	(448)	(448)	1,365	1,365
Income before income taxes	540	540	3,690	3,690	1,623	1,623	615	615
Provision for income taxes	983	983	4,391	4,391	1,789	1,789	1,143	1,143
Net loss	(443)	(443)	(701)	(701)	(166)	(166)	(528)	(528)
Basic net loss per share	(0.03)	(0.03)	(0.05)	(0.05)	(0.01)	(0.01)	(0.03)	(0.03)
Diluted net loss per share	(0.03)	(0.03)	(0.05)	(0.05)	(0.01)	(0.01)	(0.03)	(0.03)

	For the Quarters Ended
	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
	As Previously Presented	As Corrected	As Previously Presented	As Corrected	As Previously Presented	As Corrected	As Previously Presented	As Corrected
Net sales revenue	$93,678	$92,303	$90,536	$89,201	$88,213	$86,846	$94,220	$92,524
Cost of goods sold	18,520	18,520	15,939	15,939	18,325	18,325	18,212	18,212
Gross profit	75,158	73,783	74,597	73,262	69,888	68,521	76,008	74,312
Volume incentives	36,666	35,291	35,734	34,399	35,140	33,773	36,344	34,648
Selling, general and administrative	35,905	35,905	35,221	35,221	39,558	39,558	38,022	38,022
Operating income (loss)	2,587	2,587	3,642	3,642	(4,810)	(4,810)	1,642	1,642
Other income (expenses), net	949	949	160	160	426	426	(131)	(131)
Income (loss) before income taxes	3,536	3,536	3,802	3,802	(4,384)	(4,384)	1,511	1,511
Provision for income taxes	5,470	5,470	6,242	6,242	(2,761)	(2,761)	3,751	3,751
Net loss	(1,934)	(1,934)	(2,440)	(2,440)	(1,623)	(1,623)	(2,240)	(2,240)
Basic net loss per share	(0.13)	(0.13)	(0.16)	(0.16)	(0.10)	(0.10)	(0.14)	(0.14)
Diluted net loss per share	(0.13)	(0.13)	(0.16)	(0.16)	(0.10)	(0.10)	(0.14)	(0.14)

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 18, 2009 (May 15, 2009 as to Note 1 as it relates to the correction of volume rebates and Note 11 for events that occurred after March 18, 2009), expressed an unqualified opinion on those financial statements and financial statement schedule.

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

(1)      Under a plain reading of our Restated Articles of Incorporation, the directors’ terms expire as follows:  Ms. Francis (Class I) at the next annual meeting; Mr. Hughes (Class II) at the second annual meeting from now; Ms. Hughes (Class III) at the third annual meeting from now; and Messrs. Bowen and Deppe (not yet placed in a Class) at the next annual meeting.  The Company is evaluating this outcome under our Restated Articles of Incorporation in light of applicable Utah law and will make a final determination regarding the nomination of candidates for election to the Board prior to the mailing of proxy materials for our annual meeting planned for 2009.  See “Board Composition and Election” below.

Certain information regarding the business experience of the directors and executive officers and directors is set forth below.

Kristine F. Hughes.  Ms. Hughes is the Chairperson of our Board of Directors, a member of our Compensation Committee and Nominations Committee. She was a co-founder in 1972 of Hughes Development Corporation, a predecessor of our Company, and has served as an officer or director of our Company and/or its predecessors since 1980. Ms. Hughes is the spouse of Eugene L. Hughes, one of our founders and directors.

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

Pauline Hughes Francis.  Ms. Francis is a member of our Board of Directors, and a member of our Audit Committee, Compensation Committee, and Nominations Committee. She has served on our Board of Directors since 1988. Ms. Francis was a co-founder in 1972 of Hughes Development Corporation, a predecessor of the Company, and has acted as a consultant from time to time to our Company and its predecessors. Ms. Francis is the former sister-in-law of Eugene L. Hughes, a member of the Board.

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

Lynda Marie Hammons.  Ms. Hammons is the Vice President—Quality and Regulatory Affairs for Nature’s Sunshine Products. She has served in this capacity since June 2001. Ms. Hammons received her B.S. in Chemistry and Microbiology from Bowling Green State University and her M.B.A. with an emphasis on Quality Management from the University of Cincinnati. Ms. Hammons is also a Certified Quality Engineer, a Certified Quality Technician and a Certified Quality Auditor—American Society for Quality.

R. Kay Olsen.  Mr. Olsen is the Vice President—Information Technology of our Company and has served in this capacity since March 2002. Mr. Olsen received his B.S. in Information Management from Brigham Young University and his M.B.A. from the University of Phoenix.

Board Composition and Election

Directors are elected at annual meetings of shareholders. Our Restated Articles of Incorporation provide for a classified Board of Directors, consisting of three staggered classes of directors, as nearly equal in number as possible. As a result, shareholders will elect a portion of our Board of Directors each year. The Class I directors’ terms were originally set to expire at our annual meeting held in 2006, the Class II directors’ terms were originally set to expire at our annual meeting held in 2007, and the Class III directors’ terms were originally set to expire at our annual meeting held in 2008. Due to our inability to file our Quarterly and Annual Reports with the SEC in those years, we were not able to hold annual meetings in 2008, 2007 or 2006. As a result, under our Restated Articles of Incorporation, the terms of three directors, Pauline Hughes Francis (Class I), Robert K. Bowen and Larry A. Deppe, will expire at our next annual meeting.  Furthermore, according to a plain reading of our Restated Articles of Incorporation, Eugene L. Hughes (Class II) would stand for election at the following annual meeting (presumed to be in 2010) and Kristine F. Hughes (Class III) would stand for election at the yet subsequent annual meeting (presumed to be in 2011).  The Company is evaluating this outcome under our Restated Articles of Incorporation in light of applicable Utah law and will make a final determination regarding the nomination of candidates for election to the Board prior to the mailing of proxy materials for our annual meeting planned for 2009.

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

 The members of the Compensation Committee are Robert K. Bowen, (Chairperson) Kristine F. Hughes, and Pauline Hughes Francis. Ms. Francis and Mr. Bowen are Independent Directors (as defined below) as discussed in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

The members of the Audit Committee are Larry A. Deppe (Chairperson), Robert K. Bowen and Pauline Hughes Francis, each of whom is an Independent Director and independent for the purposes of the regulations promulgated by the SEC. Our Board of Directors has determined that Larry A. Deppe and Robert K. Bowen are audit committee financial experts, as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. We believe Pauline Hughes Francis falls outside the SEC safe harbor providing that a person will not be deemed an affiliate for purposes of determining audit committee member independence if he or she beneficially owns 10 percent or less of an issuer’s voting stock. As of December 31, 2008, Ms. Francis beneficially owned approximately 12.3 percent of the Company’s common stock. The Board has determined that Ms. Francis is independent for purposes of SEC regulations and the NASD Marketplace Rules.

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

The members of the Nominations Committee are Kristine F. Hughes (Chairperson), Pauline Hughes Francis, and Robert K. Bowen. Ms. Francis and Mr. Bowen are both an Independent Director as discussed in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

Ms. Hughes is the spouse of Eugene L. Hughes, a member of our Board of Directors, and Ms. Francis is his former sister-in-law.  Mr. Hughes previously informed the Company of his intention to retire as an employee of the Company effective as of December 22, 2008.  The Company and Mr. Hughes subsequently entered into a Retirement and Consulting Agreement, dated as of December 9, 2008, pursuant to which Mr. Hughes provides consulting services to the Company for an initial term of eight years following his retirement.  In exchange for such consulting services, Mr. Hughes will receive (i) annual compensation of $215,000 for the first two years of service, (ii) annual compensation of $100,000 for the remainder of the initial term, (iii) annual compensation of $50,000 after the initial term, and (iv) certain medical and life insurance benefits.

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

Name and Address of Beneficial Owner	Number of Shares(1)	Percent of Class(2)

Beneficial Owners of More than 5%

Prescott Group Capital Management, LLC(3)	1,865,383	12.0%
1924 South Utica, Suite 1120
Tulsa, OK 74104

Delta Partners, LLC(4)	1,785,473	11.5%
One International Place, Suite 2401
Boston, MA 02110

Paradigm Capital Management, Inc.(5)	1,573,737	10.2%
9 Elk Street
Albany, NY 12207

Nelson Obus(6)	1,330,102	8.6%
Wynnefield Capital Management, LLC,
450 Seventh Avenue, Suite 509,
New York, New York 10123

Red Mountain Capital Partners, LLC(7)	1,317,474	8.5%
10100 Santa Monica Blvd., Suite 925
Los Angeles, CA 90067

First Wilshire Securities Management, Inc.(8)	1,069,939	6.9%
1224 East Green Street, Suite 200
Pasadena, CA 91106

Directors and Executive Officers

Kristine F. Hughes, Chairperson of the Board	572,089	3.7%
Eugene L. Hughes, Director	692,313	4.5%
Pauline Hughes Francis, Director	1,915,221	12.3%
Douglas Faggioli, President and Chief Executive Officer	155,707	1.1%
Stephen M. Bunker, Vice President of Finance, Treasurer, Chief Financial Officer and Chief Accounting Officer	18	*
Greg Halliday	3,338	*
John DeWyze, Executive Vice-President, Operations	4,264	*
All directors and executive officers as a group (7 persons)	3,342,949	21.6%

*                                         Less than one percent.

(1)                                  All entries exclude beneficial ownership of shares that are issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of December 31, 2008.

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

Nature’s Sunshine Products, Inc.

Date: May 21, 2009	By:	/s/ Douglas Faggioli

Douglas Faggioli,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Kristine F. Hughes	Chair of the Board and Director	May 21, 2009
Kristine F. Hughes

/s/	Douglas Faggioli	President and Chief Executive Officer	May 21, 2009
Douglas Faggioli

/s/	Stephen M. Bunker	Executive Vice President,	May 21, 2009
	Stephen M. Bunker	Chief Financial Officer and Treasurer, Chief Accounting Officer

/s/	Robert K. Bowen	Director	May 21, 2009
Robert K. Bowen

/s/	Larry A. Deppe	Director	May 21, 2009
Larry A. Deppe

/s/	Eugene L. Hughes	Director	May 21, 2009
Eugene L. Hughes

/s/	Pauline Hughes Francis	Director	May 21, 2009
Pauline Hughes Francis

NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year

Year ended December 31, 2008

Allowance for doubtful accounts receivable	$739	$990	$(90)	$18	$(185)	$1,472

Allowance for sales returns	55	113	(113)	—	—	55

Allowance for obsolete inventory	2,815	1,945	(1,499)	—	25	3,286

Tax valuation allowance	11,290	3,002	(306)	—	—	13,986

Year ended December 31, 2007

Allowance for doubtful accounts receivable	$1,129	$(208)	$(508)	$259	$67	$739

Allowance for sales returns	74	93	(112)	—	—	55

Allowance for obsolete inventory	3,325	964	(1,563)	89	—	2,815

Tax valuation allowance	7,822	3,468	—	—	—	11,290

Year ended December 31, 2006

Allowance for doubtful accounts receivable	$1,984	$(441)	$(547)	$14	$119	$1,129

Allowance for sales returns	100	93	(119)	—	—	74

Allowance for obsolete inventory	4,641	736	(2,052)	—	—	3,325

Tax valuation allowance	5,297	2,525	—	—	—	7,822

LIST OF EXHIBITS

Located At
Sequentially
Item No.	Exhibit	Numbered Page

3.1(1)	Restated Articles of Incorporation.
3.2(1)	By-laws, as amended.
10.1(1)*	Nature’s Sunshine Products, Inc. Tax Deferred Retirement Plan, as restated as of March 1, 2008.
10.2(1)*	Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan, as restated effective as of January 1, 2008.
10.3(1)*	1995 Stock Option Plan, as amended.
10.4(1)*	Form of Stock Option Agreement (1995 Stock Option Plan).
10.5(1)*	Employment Agreement, dated as of April 16, 2001, by and between Nature’s Sunshine Products, Inc. and William J. Keller.
10.6(2)*	Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Greg Halliday.
10.7(2)*	Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Douglas Faggioli.
10.8(3)*	Employment Agreement, dated as of December 21, 2007, between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.9(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.10(3)*	Employment Agreement, dated as of December 21, 2007, by and between Nature’s Sunshine Products, Inc. and Bryant J. Yates.
10.11(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Bryant J. Yates.
10.12(2)*	Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and John DeWyze.
10.13(4)*	Retirement and Consulting Agreement, dated as of December 9, 2008, by and between Nature’s Sunshine Products, Inc. and Eugene Hughes.
10.14(5)*	Employment Agreement, dated as of December 21, 2007, by and between Nature’s Sunshine Products, Inc. and Jamon Jarvis.
10.15(5)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Jamon Jarvis.
14(1)	Nature’s Sunshine Products, Inc. Code of Conduct.
21(6)	List of Subsidiaries of Registrant.	91
23.1(6)	Consent of Independent Registered Public Accounting Firm.	92
31.1(6)	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended.	93
31.2(6)	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended.	94
32.1(7)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.	95
32.2(7)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.	96

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

(5)      Previously filed with the SEC on March 20, 2009 as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.

(6)      Filed herewith.

(7)      Furnished herewith.

*         Management contract or compensatory plan.