Form 10-Q
period 2009-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2009-08-10
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of Common Stock, no par value, outstanding on July 31, 2009 was 15,510,159 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2009

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$32,839	$34,853
Accounts receivable, net of allowance for doubtful accounts of $1,575 and $1,472, respectively	9,260	10,786
Investments available for sale	3,300	3,858
Restricted investments	—	2,050
Inventories, net	41,024	39,558
Deferred income tax assets	9,408	9,080
Prepaid expenses and other current assets	10,180	7,935
Total current assets	106,011	108,120

Property, plant and equipment, net	29,461	30,224
Investment securities	1,531	1,394
Intangible assets	1,479	1,538
Deferred income tax assets	6,412	6,412
Other assets	16,507	16,588
	$161,401	$164,276

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,556	$8,777
Accrued volume incentives	18,669	15,753
Accrued liabilities	44,515	45,475
Deferred revenue	3,991	5,167
Income taxes payable	940	2,748
Short-term borrowings	966	—
Total current liabilities	75,637	77,920
Liability related to unrecognized tax benefits	30,604	30,952
Deferred compensation payable	1,531	1,394
Other liabilities	3,129	333
Total long-term liabilities	35,264	32,679

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Common Stock, no par value; 20,000 shares authorized, 15,510 shares issued and outstanding as of June 30, 2009 and December 31, 2008	66,705	66,705
Retained earnings	3,468	4,172
Accumulated other comprehensive loss	(19,673)	(17,200)
Total shareholders’ equity	50,500	53,677
	$161,401	$164,276

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,
	2009	2008

Net Sales Revenue (net of the rebate portion of volume incentives of $12,183 and $13,234, respectively)	$84,149	$95,911
Cost and Expenses:
Cost of goods sold	15,787	16,796
Volume incentives	31,217	36,457
Selling, general and administrative	35,089	39,280
	82,093	92,533
Operating Income	2,056	3,378
Other Income, Net	544	312

Income Before Provision for Income Taxes	2,600	3,690
Provision for Income Taxes	1,066	4,391
Net Income (Loss)	$1,534	$(701)

Basic Net Income (Loss) Per Common Share	$0.10	$(0.05)
Diluted Net Income (Loss) Per Common Share	$0.10	$(0.05)
Weighted Average Basic Common Shares Outstanding	15,510	15,510
Weighted Average Diluted Common Shares Outstanding	15,510	15,510

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

Net Sales Revenue (net of the rebate portion of volume incentives of $23,454 and $26,532, respectively)	$167,325	$192,362
Cost and Expenses:
Cost of goods sold	33,334	36,013
Volume incentives	62,213	73,054
Selling, general and administrative	72,566	79,018
	168,113	188,085
Operating (Loss) Income	(788)	4,277
Other Income (Expense), Net	1,748	(47)

Income Before Provision for Income Taxes	960	4,230
Provision for Income Taxes	888	5,374
Net Income (Loss)	$72	$(1,144)

Basic Net Income (Loss) Per Common Share	$0.00	$(0.07)
Diluted Net Income (Loss) Per Common Share	$0.00	$(0.07)
Weighted Average Basic Common Shares Outstanding	15,510	15,510
Weighted Average Diluted Common Shares Outstanding	15,510	15,510

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72	$(1,144)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts	5	801
Depreciation and amortization	2,303	3,024
Share-based compensation expense	—	86
Loss on sale of property and equipment	141	35
Deferred income taxes	46	(394)
Amortization of bond discount	15	19
Purchase of trading investment securities	(131)	(97)
Proceeds from sale of trading investment securities	39	64
Realized and unrealized gains on investments	(68)	(135)
Amortization of prepaid taxes related to gain on intercompany sales	608	628
Foreign exchange gains	(2,029)	(620)
Changes in assets and liabilities:
Accounts receivable	1,510	431
Inventories	(1,339)	(1,404)
Prepaid expenses and other current assets	(2,209)	(1,901)
Other assets	(336)	(652)
Accounts payable	(1,869)	2,033
Accrued volume incentives	2,806	1,497
Accrued liabilities	682	1,234
Deferred revenue	(1,176)	(567)
Income taxes payable	(1,865)	3,510
Liability related to unrecognized tax positions	(348)	652
Deferred compensation payable	141	(46)
Net cash (used in) provided by operating activities	(3,002)	7,054
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,812)	(5,814)
Proceeds from sale of investments available for sale	600	640
Proceeds from sale of restricted investments	2,050	25
Proceeds from sale of property, plant and equipment	25	52
Net cash provided by (used in) investing activities	863	(5,097)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(776)	(1,551)
Proceeds from short-term borrowings	3,677	—
Payments on short-term borrowings	(2,711)	—
Net cash provided by (used in) financing activities	190	(1,551)
Effect of exchange rates on cash and cash equivalents	(65)	476
Net (decrease) increase in cash and cash equivalents	(2,014)	882
Cash and cash equivalents at the beginning of the period	34,853	45,299
Cash and cash equivalents at end of the period	$32,839	$46,181
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,395	$1,536
Cash paid for interest	$—	$59

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of June 30, 2009, and for the three and six-month periods ended June 30, 2009 and 2008.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2009.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008.

The Company has a variable interest and has determined that it is the primary beneficiary in a development stage entity.  As a result, the Company has consolidated the entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46R”), “Consolidation of Variable Interest Entities.”   This variable interest is the result of loans provided by the Company to the entity during 2008, which are secured by the entity’s assets. The Company has provided additional loans of $30 and $439 during the three and six months ended June 30, 2009, respectively. The Company provided loans to the entity in order to provide them with some of the capital necessary to market its products, and to provide the Company with access to new product formulations. The Company has provided no guarantees on behalf of the entity and has no future obligations to the entity.  Its creditors do not have any recourse against the Company.  The effect of consolidating the variable interest entity was a decrease of the Company’s net income of $90 and $429 for the three and six month periods ended June 30, 2009. During the three months ended June 30, 2009, the entity had no significant operations.

The Company records Volume Incentives that represent purchase rebates as a reduction of sales revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  As part of the Company’s review of the quarterly results for the three months ended March 31, 2009, it identified that the volume rebates for the branches in Russia and Ukraine had been recorded as an expense rather than as a reduction of sales revenue.  There was no impact on beginning or ending retained earnings, operating income, net loss, loss per share, or cash flows for any periods. As a result, the Company is correcting its condensed consolidated statements of operations for the three month and six month periods ending June 30, 2008 as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	As Previously Presented	As Corrected	As Previously Presented	As Corrected
Net sales revenue	$97,879	$95,911	$196,436	$192,362

Volume incentives	38,425	36,457	77,128	73,054

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, (“SFAS No. 141(R)”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The Company adopted SFAS No. 141(R) on January 1, 2009, and will apply the acquisition method of accounting in SFAS No. 141(R) to future business combinations.

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

In April 2008, the FASB issued Proposed Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. FAS 142-3 states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies, as well as in annual financial statements. The disclosure requirements of FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company has included the additional disclosures in the accompanying Notes to the Condensed Unaudited Financial Statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009. The Company has adopted SFAS No. 165 for the quarter ended June 30, 2009, and has evaluated subsequent events through August 10, 2009, the date of this filing.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”).  The statement eliminates the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets.  SFAS No. 166 limits the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements reported and/or when the transferor has continuing involvement with the transferred financial asset.  The statement also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.

SFAS No. 166 is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited.   The Company does not expect the adoption of SFAS No. 166 to have a material impact on its financial condition, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which changes the consolidation model for variable interest entities (“VIEs”). The standard requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a VIE.  The primary beneficiary of a VIE is the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  SFAS No. 167 also expands the disclosure requirements for enterprises with an interest in a VIE.  SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited.  The Company is in the process of analyzing the impact of this statement, which will be adopted by the Company at the beginning of 2010.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM  and the Hierarchy of Generally Accepted Accounting Principles,” (“Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Company expects to conform its financial statements and related notes to the new Codification for the quarter ending September 30, 2009.

(2)                     Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Raw Materials	$10,244	$9,515
Work in Progress	861	766
Finished Goods	29,919	29,277
	$41,024	$39,558

(3)                     Intangible Assets

At June 30, 2009 and December 31, 2008, product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $284 and $225, and a net amount of $1,479 and $1,538, respectively. The useful lives of the product formulations are estimated to be 15 years.

Amortization expense for intangible assets for the three months ended June 30, 2009 and 2008 was $29 and $29, respectively. Amortization expense for intangible assets for the six months ended June 30, 2009 and 2008 was $59 and $59, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $118.

(4)                     Investment Securities

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,243	$92	$(1)	$2,334
U.S. government securities funds	697	14	—	711
Equity securities	234	25	(4)	255
Total short-term investment securities	$3,174	$131	$(5)	$3,300

As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,858	$66	$(1)	$2,923
U.S. government securities funds	691	19	—	710
Equity securities	233	—	(8)	225
Total short-term investment securities	$3,782	$85	$(9)	$3,858

Contractual maturities of municipal obligations fair value at June 30, 2009, are as follows:

Mature less than one year	$203
Mature after one year through five years	1,701
Mature after five years	430
Total	$2,334

During the six months ended June 30, 2009 and 2008, the proceeds from the sales of available-for-sale securities were $600 and $640, respectively. The gross realized gains on sales of available-for-sale securities (net of tax) were $0 for each of the three and six month periods ended June 30, 2009 and 2008. The gross realized losses on the sales of available-for-sale securities (net of tax) were $0 for each of the three and six month periods ended June 30, 2009 and 2008.

The Company’s trading securities portfolio totaled $1,531 at June 30, 2009 and $1,394 at December 31, 2008, and generated gains of $92 and losses of $12 for the three months ended June 30, 2009 and 2008, respectively, and generated gains of $46 and losses of $32 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009 and December 31, 2008, the Company had unrealized losses of $5 and $9, respectively, in its municipal obligations and equity securities investments. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

As of June 30, 2009 and December 31, 2008, none of the Company’s investments included unrealized losses that were considered to be other-than-temporary impairments.

(5)                     Net Income (Loss) Per Share

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of common stock equivalents that would have an anti-dilutive effect on net income (loss) per common share.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2009 and 2008.

	Net Income (Loss) (Numerator)	Shares (Denominator)	Net Income (Loss) Per Share Amount
Three Months Ended June 30, 2009
Basic EPS	$1,534	15,510	$0.10
Effect of options	—	—	—
Diluted EPS	$1,534	15,510	$0.10

Three Months Ended June 30, 2008
Basic EPS	$(701)	15,510	$(0.05)
Effect of options	—	—	—
Diluted EPS	$(701)	15,510	$(0.05)

	Net Income (Loss) (Numerator)	Shares (Denominator)	Net Income (Loss) Per Share Amount
Six Months Ended June 30, 2009
Basic EPS	$72	15,510	$0.00
Effect of options	—	—	—
Diluted EPS	$72	15,510	$0.00

Six Months Ended June 30, 2008
Basic EPS	$(1,144)	15,510	$(0.07)
Effect of options	—	—	—
Diluted EPS	$(1,144)	15,510	$(0.07)

For the three and six months ended June 30, 2009, a total of 209 exercisable options to purchase shares of common stock were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the three and six months ended June 30, 2008, as a result of the Company’s net loss for each period, there were no options outstanding to purchase shares of common stock included in the computation of Diluted EPS, as their effect would have been anti-dilutive.

(6)                     Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, for the three and six-month periods ended June 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended June 30,
	2009	2008
Net income (loss)	$1,534	$(701)
Foreign currency translation gain (loss)	358	(1,510)
Net unrealized losses on investment securities	(56)	(5)
Total comprehensive income (loss)	$1,836	$(2,216)

	Six Months Ended June 30,
	2009	2008
Net income (loss)	$72	$(1,144)
Foreign currency translation (loss) gain	(2,485)	493
Net unrealized gains (losses) on investment securities	12	(76)
Total comprehensive loss	$(2,401)	$(727)

(7)                     Capital Transactions

Dividends

The Company paid cash dividends of $776 and $1,551 for the six months ended June 30, 2009 and 2008, respectively. During the second quarter of 2009 the Company suspended payment of its quarterly cash dividend.

Share-based Compensation

Share-based compensation expense from nonqualified stock options for the three-month periods ended June 30, 2009 and 2008 was approximately $0; the related tax benefit was approximately $0.  Share-based compensation expense from nonqualified stock options for the six-month periods ended June 30, 2009 and 2008 was approximately $0 and $86, respectively; the related tax benefit was approximately $0 and $33, respectively. As of June 30, 2009, there was no unrecognized share based compensation related to issued qualified or non-qualified employee stock options.

Stock option activity for the six-months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2008	263	$11.77
Granted	—	—
Forfeited or canceled	(54)	11.81
Exercised	—	—
Options outstanding at June 30, 2009	209	11.76

Exercisable at June 30, 2009	209	$11.76

No options were granted or exercised during the three and six-month periods ended June 30, 2009 and 2008. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 and 2008 was $0 and $0, respectively.

(8)                     Segment Information

The Company has three business segments. These reportable segments are components of the Company for which separate information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has two reportable business segments based on geographic operations that include a United States segment and an international segment that operate under the Nature’s Sunshine Products name. The Company’s third reportable business segment is Synergy Worldwide, which offers products with formulations different from those of the Nature’s Sunshine Products offerings as well as marketing and Distributor compensation plans sufficiently different from those of Nature’s Sunshine Products to warrant its treatment as a separate reportable segment. Net sales revenues for each segment have been reduced by any intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief operating decision maker. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

Reportable segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$39,507	$39,166	$75,975	$78,092
International	31,603	41,957	65,165	85,260
	71,110	81,123	141,140	163,352
Synergy Worldwide	13,039	14,788	26,185	29,010
	84,149	95,911	167,325	192,362

Operating Expenses:
Nature’s Sunshine Products:
United States	35,987	36,725	73,391	76,817
International	32,078	39,444	64,060	78,934
	68,065	76,169	137,451	155,751
Synergy Worldwide	14,028	16,364	30,662	32,334
	82,093	92,533	168,113	188,085

Operating Income (Loss):
Nature’s Sunshine Products:
United States	3,520	2,441	2,584	1,275
International	(475)	2,513	1,105	6,326
	3,045	4,954	3,689	7,601
Synergy Worldwide	(989)	(1,576)	(4,477)	(3,324)
	2,056	3,378	(788)	4,277

Other Income (Expense), Net	544	312	1,748	(47)
Income Before Provision for Income Taxes	$2,600	$3,690	$960	$4,230

From an individual country perspective, only the United States, Japan, Russia and Ukraine comprise approximately 10 percent or more of consolidated net sales revenue for any of the three and six-month periods ended June 30, 2009 and 2008 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales Revenue:
United States	$39,748	$38,465	$76,755	$77,735
Russia	6,453	10,031	15,309	20,377
Japan	6,858	10,489	13,936	20,495
Ukraine	4,526	8,003	9,692	16,949
Other	26,564	28,923	51,633	56,806
Total Sales Revenue	$84,149	$95,911	$167,325	$192,362

Net sales revenue by product group has not been disclosed as management has determined that it is impracticable to accumulate such information.

Segment long-lived assets as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Long-Lived Assets:
United States	$23,300	$23,723
Venezuela	4,644	4,646
Other	2,996	3,393
Total Long-Lived Assets	$30,940	$31,762

(9)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur.  For the three months ended June 30, 2009 and 2008, the Company’s provision for income taxes, as a percentage of income before income taxes, was approximately 41.0 percent and 119.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2009 and 2008, the Company’s provision for income taxes, as a percentage of income before income taxes, was approximately 92.5 percent and 127.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective rate and the U.S. federal statutory rate for the three and six months ended June 30, 2009 and 2008, are primarily attributed to increases in tax liabilities associated with uncertain tax positions, the U.S. tax impact of foreign operations, and increases in foreign valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is being recognized.  With the Company’s low pretax income amounts, tax amounts recorded related to the uncertain tax positions, valuation allowances, and other permanent tax items have a significant impact to the effective tax rate.

As of June 30, 2009, the Company had accrued $19,327 (net of $11,277 of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $19,675 (net of $11,277 of other assets related to competent authority and royalty benefits) as of December 31, 2008.  This net decrease is primarily attributed to reductions in liabilities recorded related to commission payment withholdings in foreign jurisdictions and transfer pricing.

The Company’s U.S. federal income tax returns for 2003 through 2008 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2008. The IRS is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2003 through 2005 tax years, and the Company is in discussions with the IRS related to these open tax years. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

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

(10)              Commitments and Contingencies

Legal Proceedings

The Company is party to various legal proceedings, including those noted below. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations, or cash flows for the period in which the ruling occurs or future periods. The Company maintains directors’ and officers’ liability, product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Class-Action Litigation

Between April 3, 2006 and June 2, 2006, five separate shareholder class-action lawsuits were filed against the Company and certain of its present and former officers and directors in the United States District Court for the District of Utah. These matters were consolidated and on November 3, 2006, the plaintiffs filed a consolidated complaint (the “Consolidated Complaint”) against the Company, the Company’s Chief Executive Officer and a director, Douglas Faggioli, the Company’s former Chief Financial Officer, Craig D. Huff, and a former director and former Chair of the Company’s Audit Committee, Franz L. Cristiani. The Consolidated Complaint asserts three separate claims on behalf of purchasers of the Company’s common stock: (1) a claim against Mr. Faggioli and the Company for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 10b-5 promulgated thereunder, alleging that Mr. Faggioli made a series of alleged material misrepresentations to the investing public; (2) a claim against Mr. Faggioli and the Company for violation of Section 10(b) and Rule 10b-5, alleging that Mr. Faggioli made a series of misrepresentations to the Company’s then independent auditor, KPMG, LLP (“KPMG”), for the purpose of obtaining unqualified or “clean” audit opinions and review opinions from KPMG concerning certain of the Company’s annual and quarterly financial statements; and (3) a claim against Messrs. Faggioli, Huff and Cristiani for violation of Section 20(a) of the Exchange Act, alleging that the individual defendants have “control person” liability for the previously-alleged violations by the Company. The Consolidated Complaint seeks an unspecified amount of compensatory damages, together with interest thereon, litigation costs and expenses, including attorneys’ fees and expert fees, and any such other and further relief as may be allowed by law.

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

On June 26, 2009, the case was mediated in New York City before a nationally-recognized mediator.  All of the parties and the directors’ and officers’ liability insurer for the Company participated in the mediation.  The mediation was successful, in that the parties reached an oral agreement in principle at that time as to the settlement of the action.  The parties and the Company’s insurer have since succeeded in documenting their agreement in principle in the form of an executed Memorandum of Understanding (“MOU”).  The MOU will now serve as a guide to the parties as they negotiate and draft a definitive Stipulation and Agreement of Settlement (the “Stipulation”) setting forth all of the terms and conditions of the settlement, including the form and manner of providing notice to the class and the form of the parties’ proposed order and final judgment.  After being advised of this development, the court entered an order setting September 14, 2009 as the deadline for the parties to file a motion seeking preliminary approval of the class action settlement.  Assuming the parties successfully negotiate the Stipulation and then obtain preliminary approval of the same from the court, the class will then be notified of the proposed settlement, and the court will thereafter hold a hearing on whether to give final approval to the Stipulation and otherwise approve the proposed allocation of the settlement proceeds and the proposed award of attorneys’ fees and expenses to plaintiffs’ counsel.

If the parties are unable to reach agreement as to the Stipulation, or if the Stipulation is not approved by the court, the case will be returned to the litigation track and would most likely be subject to a new scheduling order.  As of the date of the mediation, the case was in the early stages of discovery and trial was not scheduled to commence until January 24, 2011.  If the case is returned to the litigation track, the Company and the other defendants will continue to vigorously defend themselves against the allegations in the lawsuit.  Notwithstanding this intent, the Company is not able at this time to predict the outcome of this litigation or whether the

Company will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Company.

The Company maintains insurance that may provide coverage for the potential consequences of a negative outcome of the litigation described above. The Company has given notice to its insurers of the claims and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question.  As stated above, the Company’s directors’ and officers’ liability insurer participated in the recent mediation and agreed, as part of the ensuing MOU, to fund the settlement contemplated by the terms of the MOU on behalf of the Company and the individual defendants.  As also stated above, the settlement is subject to the parties successfully negotiating the Stipulation and then obtaining the preliminary and final approval of the same from the court after notice to the class.  If the parties are unable to negotiate the Stipulation, or if the court refuses to give either preliminary or final approval to the same, the case will return to the litigation track.  If this were to occur, there can be no assurance that the insurers will then not seek to deny coverage or rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will not exceed the available insurance.  Moreover, there can be no assurance as to the Company’s ability to obtain insurance coverage in the future, or as to the cost of such insurance.

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

SEC and DOJ Investigations

On July 31, 2009, the Securities and Exchange Commission (“SEC”) filed a settled enforcement action against the Company, Douglas Faggioli, and Craig Huff, the Company’s former chief financial officer, relating to alleged violations of the Foreign Corrupt Practices Act (“FCPA”) by one of the Company’s foreign subsidiaries in 2000 and 2001.  This settlement resolves an SEC investigation previously disclosed by the Company related to an independent investigation by the Company’s Audit Committee.

Under the terms of the settlement with the SEC, the Company agreed to pay a civil penalty of $600 and to consent to the entry of injunctions against future violations of the FCPA as well as the antifraud, books and records, and internal controls provisions of the federal securities laws.  No additional undertakings are required of the Company under the terms of the settlement

In addition, Messrs. Faggioli and Huff each agreed to pay a civil penalty of $25 and to consent to the entry of injunctions against future violations relating only to the books and records and internal control provisions of the federal securities laws.

The SEC’s complaint alleges that, in 2000 and 2001, former employees in the Company’s Brazilian subsidiary made undocumented cash payments to customs brokers, some of which were later paid to Brazilian customs officials in order to allow unregistered products to be imported and sold in Brazil.  No current officers, directors, or employees of the Company are alleged to have participated in or had knowledge of these actions.

The complaint further alleges that, in 2000 and 2001, Mr. Faggioli, the Company’s then chief operating officer (and current chief executive officer), and Mr. Huff, the Company’s then chief financial officer, as control persons, failed to adequately supervise the Company’s management and other personnel who were directly responsible for the Company’s books and records and internal controls related to the registration of product in one foreign subsidiary.  As part of the settlement, the Company and the individual parties agreed to neither admit nor deny the allegations in the complaint.

The Company believes that all government investigations relating to potential FCPA violations by the Company or related persons have been resolved.   The Company anticipates no action by the Department of Justice (“DOJ”) in a previously disclosed investigation relating to these events.

As previously disclosed, in March 2006, the Company voluntarily provided to the SEC and the DOJ information related to an independent investigation by the Company’s Audit Committee.  The Company fully cooperated in these government investigations.

SEC Section 12(j) Proceeding

On July 12, 2007, the Company announced that the SEC had instituted administrative proceedings pursuant to Section 12 (j) of the Exchange Act to suspend or revoke the registration of its common stock under Section 12 of the Exchange Act.  On November 8, 2007, an administrative law judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock because of its failure to file required periodic reports.  Shortly thereafter, the Company filed a petition for review with the SEC.  On December 5, 2007, the SEC granted the Company’s petition for review. The SEC heard oral argument from both the Company and the SEC staff on January 7, 2009.  On January 21, 2009, the SEC issued a final order revoking the registration of the Company’s common stock.  On February 12, 2009, the Company filed a registration statement on Form 10 to re-register its common stock under the Exchange Act. The Company’s registration statement became effective as a result of the passage of time on April 13, 2009. On May 26, 2009, the Company cleared all comments from the SEC related to its registration statement on Form 10.  The Company’s stock is currently quoted on the OTC Bulletin Board under the symbol “NATR.OB.” The Company is currently in the process of registering its shares with NASDAQ.

Prescott Matter

In April 2009, Prescott Group Aggressive Small Cap Master Fund, G.P. (“Prescott”) filed, but did not serve, a complaint in the Fourth Judicial District Court for Utah County, Utah, (Prescott Group Aggressive Small Cap Master Fund, G.P. v. Nature’s Sunshine Products, Inc, Civil No. 090401518). Prescott’s filed complaint requested that the court compel the Company to hold an annual meeting of the Company’s shareholders.  The complaint did not request that the court award monetary damages other than the payment of attorneys’ fees.  On May 22, 2009, the Company and Kristine F. Hughes, Eugene L. Hughes and Pauline Hughes Francis in their capacity as shareholders of the Company (collectively, the “Hughes Parties”) entered into a settlement and voting agreement (the “Prescott Agreement”) with Prescott.  Contemporaneously with the Prescott Agreement, the Company and the Hughes Parties entered into voting agreements (collectively with the Prescott Agreement, the “Voting Agreements”) with each of the following shareholders of the Company:  Red Mountain Capital Partners II, L.P., Red Mountain Capital Partners III, L.P. and Paradigm Capital Management, Inc. (collectively with Prescott, the “Shareholder Parties”).

Pursuant to the Voting Agreements, effective as of June 7, 2009 , (i) the authorized number of directors of the Board was increased from six to eight directors in accordance with Section 3.2 of the Bylaws of the Company, creating two additional vacancies in addition to one previously unfilled vacancy on the Board, (ii) with the exception of Kristine F. Hughes, all of the current members of our Board of Directors (the “Board”) resigned as members of the Board, resulting in a total of seven vacancies on the Board and (iii) Michael D. Dean, Albert R. Dowden, Douglas Faggioli, Pauline Hughes Francis, Willem Mesdag, Jeffrey D. Watkins and Candace K. Weir were appointed, without any specific Board class designation, to fill such vacancies on the Board to serve as directors until the next annual meeting of shareholders at which directors are elected and until their respective successors are duly elected and qualified, unless they resign, are removed or are otherwise disqualified from serving as a director of the Company.

As part of the Voting Agreements, also provide that, at the next annual meeting of shareholders, which is currently planned for 2009, the Company will nominate, and the Shareholder Parties and the Hughes Parties will vote all of the shares of Common Stock beneficially owned by them in favor of, each of the following individuals, with such nominees serving in the Board class set forth opposite his or her name:

Name	Class
Jeffrey D. Watkins	Class I
Willem Mesdag	Class I
Michael D. Dean	Class II
Douglas Faggioli	Class II
Candace K. Weir	Class II
Kristine F. Hughes	Class III
Pauline Hughes Francis	Class III
Albert R. Dowden	Class III

The voting arrangement set forth in the Voting Agreements will terminate immediately following the next annual meeting of shareholders of the Company or any adjournment or postponement thereof, or December 31, 2009, whichever is earlier.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to VAT assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any, therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $1.3 million.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters. The Company also provides provisions for state sales taxes in each of the states where the Company has potential nexus. As of June 30, 2009 and December 31, 2008, accrued liabilities include $18,091 and $17,359, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations, or cash flows of the Company.

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

The Company reviews its self-insurance accruals on a quarterly basis and determines, based upon a review of its recent claims history and other factors, that portions of its self-insurance accruals be considered short-term and long-term.

The Company has accrued $2,908 and $2,873 for product liability and employee medical claims at June 30, 2009 and December 31, 2008, respectively, of which $502 and $2,873 was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets.

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

(11)              Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Fair value measurements do not include transaction costs.  The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), on January 1, 2008.  This statement defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market

The following table presents the Company’s hierarchy for its asset and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total

Investments available for sale	$964	$2,336	$—	$3,300
Investment securities	1,531	—	—	1,531
Total assets measured at fair value on a recurring basis	$2,495	$2,336	$—	$4,831

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$933	$2,925	$—	$3,858
Investment securities	1,394	—	—	1,394
Restricted investments	—	—	2,050	2,050
Total assets measured at fair value on a recurring basis	$2,327	$2,925	$2,050	$7,302

Investments available for sale — The majority of the Company’s investment portfolio consist of various fixed income securities such as U.S government funds, state and municipal bonds, mutual funds, and equity securities.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities, U.S. government treasuries, and various mutual funds.  The Level 2 securities include investments in state and municipal bonds, as well as various mutual funds whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

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

The following table shows a reconciliation of the beginning and ending Level 3 fair value measurements using significant unobservable inputs for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
Balance at April 1,	$—	$2,075
Net unrealized gains included in earnings	—	—
Sales of restricted investments	—	(25)
Purchases	—	—
Balance at June 30,	$—	$2,050

The following table shows a reconciliation of the beginning and ending Level 3 fair value measurements using significant unobservable inputs for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Balance at January 1,	$2,050	$2,075
Net unrealized gains included in earnings	—	—
Sales of restricted investments	(2,050)	(25)
Purchases	—	—
Balance at June 30,	$—	$2,050

During the six month periods ended June 30, 2009 and 2008, the Company sold restricted investments of $2,050 and $25, respectively that included ARS that had failed at auction during 2008.  These securities were sold at par value, which was the carrying value of these securities.  As a result, there was no realized gain or loss as a result of the sale of the ARS.

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts and notes receivable, accounts payable, and short-term borrowings approximate fair value due to their short-term nature.  During the three and six months ended June 30, 2009, the Company did not have any write-offs related to the remeasurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K/A for the year ended December 31, 2008, and our other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, that have been filed with the SEC through the date of this report.

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

During the first six months of 2009, we experienced a decline in our consolidated net sales compared to the same period in 2008 of 13.0 percent.  This decline is primarily due to the negative impact of currency exchange rates in our foreign markets, as well as weakening demand in certain foreign markets and our domestic markets as a result of current economic conditions.  Our Nature’s Sunshine Products International business segment (“NSP International”) experienced a decline in net sales of approximately 23.6 percent compared to the same period in 2008, while our domestic business segment (“NSP United States”) net sales decreased approximately 2.7 percent. Our Synergy Worldwide business segment (“Synergy Worldwide”) experienced a decline in net sales revenue of approximately 9.7 percent compared to 2008, primarily due to current economic conditions and foreign currency fluctuations. A significant portion of the decline in our NSP International is the result of significant declines in the values of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, which have increased the price of our products significantly in these markets. Over the same period, our cost of goods sold increased as a percentage of net sales revenue primarily as a result of increased promotions within our foreign markets, while our selling, general and administrative expenses decreased primarily as a result of reduced spending in our Russian, Ukrainian, and Eastern European markets as a result of reduced sales in these markets, as well as the positive impact of foreign currency fluctuations in many of our foreign markets.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales for the three months ended June 30, 2009 and 2008 (dollar amounts in thousands).

	2009		2008		Change from 2008 to 2009
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Dollar	Percentage
Net sales revenue	$84,149	100.0%	$95,911	100.0%	$(11,762)	(12.3)%

Cost of goods sold	15,787	18.8	16,796	17.5	(1,009)	(6.0)
Volume incentives	31,217	37.1	36,457	38.0	(5,240)	(14.4)
SG&A expenses	35,089	41.7	39,280	41.0	(4,191)	(10.7)
Total operating expenses	82,093	97.6	92,533	96.5	(10,440)	(11.3)
Operating income	2,056	2.4	3,378	3.5	(1,322)	(39.1)
Other income, net	544	0.7	312	0.3	232	74.4
Income before provision for income taxes	2,600	3.1	3,690	3.8	(1,090)	(29.5)
Provision for income taxes	1,066	1.3	4,391	4.5	(3,325)	(75.7)
Net income (loss)	$1,534	1.8%	$(701)	(0.7)%	$2,235	318.8%

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales for the six months ended June 30, 2009 and 2008 (dollar amounts in thousands).

	2009		2008		Change from 2008 to 2009
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Dollar	Percentage
Net sales revenue	$167,325	100.0%	$192,362	100.0%	$(25,037)	(13.0)%

Cost of goods sold	33,334	19.9	36,013	18.7	(2,679)	(7.4)
Volume incentives	62,213	37.2	73,054	38.0	(10,841)	(14.8)
SG&A expenses	72,566	43.4	79,018	41.1	(6,452)	(8.2)
Total operating expenses	168,113	100.5	188,085	97.8	(19,972)	(10.6)
Operating (loss) income	(788)	(0.5)	4,277	2.2	(5,065)	(118.4)
Other income (expense), net	1,748	1.1	(47)	—	1,795	3,819.1
Income before provision for income taxes	960	0.6	4,230	2.2	(3,270)	(77.3)
Provision for income taxes	888	0.5	5,374	2.8	(4,486)	(83.5)
Net income (loss)	$72	0.1%	$(1,144)	(0.6)%	$1,216	106.3%

Net Sales Revenue

Net sales revenue for the three and six months ended June 30, 2009 was $84.1 million and $167.3 million compared to $95.9 million and $192.4 million for the same periods in 2008, a decrease of approximately 12.3 percent and 13.0 percent, respectively. The decrease in net sales revenue for the three and six months ended June 30, 2009 is primarily due to the negative impact of currency exchange rates in our foreign markets as a result of the strengthening of the U.S. dollar against most foreign currencies in which our subsidiaries operate and its impact on consumer demand in these markets, as well as weakening demand in certain foreign markets and our domestic markets as a result of current economic conditions.

Net sales revenue of NSP United States for the three and six months ended June 30, 2009, was $39.5 million and $76.0 million, respectively, compared to $39.2 million and $78.1 million for the same periods in the prior year, an increase of 0.8 percent and a decrease of 2.7 percent. The decrease in sales of NSP United States is primarily related to a decrease in consumer demand as a result of current economic conditions in the United States during the six months ended June 30, 2009 from the same period in the prior year.

NSP International reported net sales revenue for the three and six months ended June 30, 2009 of $31.6 million and $65.2 million, respectively, compared to $42.0 million and $85.3 million for the same periods in 2008, a decrease of approximately 24.8 percent and 23.6 percent.  The decrease in sales is primarily due to foreign currency fluctuations as a result of the strengthening of the U.S. dollar against the currencies in substantially all markets in which NSP International operates, and the effect of the strengthening U.S. dollar on customer purchasing power for our products in these markets.  A significant portion of the decline in our NSP International’s net sales is the result of significant declines in the values of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, which have increased the price of our products significantly in these markets. In the Ukraine, net sales decreased $3.5 million or 43.8 percent and $7.2 million or 42.6 percent during the  three month and six month ended June 30, 2009, respectively, compared to the same periods in 2008, primarily as a result of a decrease in the Ukrainian hryvnia of approximately 62.1 percent and 60.9 percent, respectively, against the U.S. dollar compared to the same periods in 2008. In Russia, we experienced a decrease in sales of $3.5 million or 35.0 percent and $5.1 million or  25.0 percent during the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008, primarily as a result of a decrease in the Russian ruble  of approximately 36.8 percent and 38.4 percent, respectively, against the U.S. dollar compared to the same periods in 2008. Foreign currency exchange rate fluctuations excluding Ukraine and Russia negatively impacted revenues for the three and six month periods ended June 30, 2009 by $2.4 million and $4.7 million, respectively, compared to the same periods in 2008.  For the three months and six months ended June 30, 2009, approximately $1.0 million and $2.0 million, respectively, of the negative foreign currency rate fluctuations relate to Mexico. Excluding the impact of foreign currency fluctuations, sales for Mexico decreased approximately $0.4 million or 7.3 percent and $1.1 million or 11.5 percent during three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008 primarily due to a corresponding decrease in Distributors as a result of current economic conditinos. Excluding the impact of foreign currency fluctuations, we experienced decreases in Japan net sales of $0.9 million  or 34.2 percent and $1.5 million, or  31.1 percent during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, as a result of a corresponding decrease in the number of Distributors as well as current economic conditions in Japan.

Net sales revenue of Synergy Worldwide for the three and six months ended June 30, 2009 was $13.0 million  and $26.2 million, respectively, compared to $14.8 million and $29.0 million for the same periods in 2008, a decrease of 12.2 percent and 9.7 percent, due primarily to current economic conditions in Japan and the effect of foreign currency fluctuations of $0.9 million and $1.8 million negatively impacting revenue as a result of the U.S. dollar strengthening against the currencies of the markets in which Synergy Worldwide operates for the three and six months ended June 30, 2009, respectively, compared to the prior year periods.

We distribute our products to customers through an independent sales force comprised of Distributors and Managers.  A person who joins our independent sales force begins as a “Distributor,” and a Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities.  Active Distributors totaled approximately 691,500 and 718,500, at June 30, 2009 and 2008, respectively.  Active Managers totaled approximately 28,900 and 26,800 at June 30, 2009 and 2008, respectively.

Further information related to the NSP United States, NSP International and Synergy Worldwide is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Goods Sold

For the three and six months ended June 30, 2009, cost of goods sold, as a percent of net sales revenue, increased to 18.8 percent and 19.9 percent of net sales revenue, respectively, compared to 17.5 percent and 18.7 percent for the same periods in the prior year primarily as a result of additional promotions offered in our foreign markets.

Volume Incentives

We pay sales commissions (“Volume Incentives”) to our Managers and Distributors based upon the amount of sales group product purchases. Volume Incentives are a significant part of our direct sales marketing program. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. As a percent of net sales revenue, Volume Incentives decreased during the three and six months ended June 30, 2009 as compared to the same period in 2008, primarily as a result of decreased Volume Incentives in our United States and Japanese markets. Volume incentive decreased due to declines in qualifying sales volumes and the impact on the mix of sales within our various markets, which have differing Volume Incentive rates based upon their respective sales marketing programs.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales revenue increased to 41.7 percent and 43.4 percent in the three and six months ended June 30, 2009, respectively, compared to 41.0 percent and 41.1 percent for the same periods in 2008. In absolute terms, our selling, general and administrative expenses decreased by $4.2 million for the three months ended June 30, 2009 compared to the same period in 2008, from $39.3 million to $35.1 million, and by $6.4 million for the six months ended June 30, 2009 compared to the same period in 2008, from $79.0 million to  $72.6 million.  The decreases were primarily due to decreased spending in our Russian, Ukrainian, and Eastern European markets of approximately $2.4 million and $3.9 million during the three and six months ended June 30, 2009, respectively, as a result of the declines in net sales revenue in these markets. The decreases are also a result of foreign currency fluctuations in our other foreign markets of $1.4 million and $2.9 million, of which $0.4 million and $0.8 million relates to Synergy Worldwide.  In addition, non-income tax contingencies within NSP United States decreased approximately $0.2 million and $1.5 million during the three and six months ended June 30, 2009, respectively. These decreases were offset by increases in selling, general, and administrative costs of approximately $0.9 million and $2.4 million, respectively, within NSP United States primarily as a result of increased professional fees related to the preparation and filing of our recent SEC filings and other legal matters (which includes $0.6 million related to the potential settlement of the SEC investigation of the Company as described in Note 10 of the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report).

Operating Income (Loss)

Operating income decreased $1.3 million during the three months ended June 30, 2009 compared to the same period in 2008, from operating income of $3.4 million to operating income of $2.1 million, and $5.1 million during the six months ended June 30, 2009 compared to same period in 2008, from operating income of $4.3 million to an operating loss of $0.8 million. Operating income for NSP International decreased $3.0 million and $5.2 million for the three and six months ended June 30, 2009 compared to same periods in 2008 as a result of decreased sales due to foreign currency fluctuations and general economic conditions within these markets.  In addition, operating losses for Synergy Worldwide increased $1.2 million for the six months ended June 30, 2009 compared to the same period in 2008 as result of decreased sales and increased costs in certain of the markets in which it operates. However, its operating losses decreased  $0.6 million in the second quarter compared to the same period in the prior year, primarily due to the release of non-income tax related contingencies of $0.6 million.  These non-income tax related contingencies are recorded within selling, general, and administrative expenses.  These operating losses were offset by an increase in the operating income of NSP United States of approximately $1.1 million and $1.3 million during the three and six months ended June 30, 2009 compared with the same periods in 2008 primarily due decreases in non-income tax related contingencies of $0.2 million and $1.5 million, respectively, as well as declines in volume incentives as a percentage of sales during the three and six months ended June 30, 2009 compared to the same periods in the prior year.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2009 increased $0.2 million and $1.8 million, respectively, compared to the same periods in 2008 primarily due to foreign exchange gains in certain markets based on changes in exchange rates.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur.  For the three months ended June 30, 2009 and 2008, the Company’s provision for income taxes, as a percentage of income before income taxes, was approximately 41.0 percent and 119.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2009 and 2008, the Company’s provision for income taxes, as a percentage of income before income taxes, was approximately 92.5 percent and 127.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective rate and the federal statutory rate for the three and six months ended June 30, 2009 and 2008 are primarily attributed to increases in tax liabilities associated with uncertain tax positions, the U.S tax impact of foreign operations, and increases in foreign valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is being recognized.  With the Company’s low pretax income amounts, tax amounts recorded related to the uncertain tax positions, valuation allowances, and other permanent tax items have a significant impact to the effective tax rate.

As of June 30, 2009, the Company had accrued $19.3 million (net of $11.3 million of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $19.7 million (net of $11.3 million of other assets related to competent authority and royalty benefits) as of December 31, 2008.  This net decrease is primarily attributed to reductions in liabilities recorded related to commission payment withholdings in foreign jurisdictions and transfer pricing.

The Company’s U.S. federal income tax returns for 2003 through 2008 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2008. The IRS is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2003 through 2005 tax years and the Company is in discussions with the IRS related to these open tax years.  The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including Volume Incentives, capital assets, inventory purchases, the funding of international expansion, and the payment of quarterly dividends. As of June 30, 2009, working capital was $30.4 million compared to $30.2 million as of December 31, 2008. At June 30, 2009, we had $32.8 million in cash and cash equivalents, and $3.3 million of short-term investments, which are available to be used along with our normal cash flows from operations to fund unanticipated shortfalls in future cash flows.

For the six months ended June 30, 2009, we used $3.0 million of cash to fund operations compared to providing $7.1 million for the same period in 2008.  The decrease in cash provided from operating cash flows is primarily due to changes in our effective tax rate and the related impact on the determination of income taxes payable, payments on income taxes, as well as changes in the timing of cash payments related to fluctuations in other operating assets and liabilities.

Capital expenditures for the first six months of 2009 were $1.8 million related to the purchase of equipment, computer systems and software, compared to $5.8 million, for the same period in the prior year, of which $4.0 million is related to the purchase of a warehouse in Venezuela.

We also had cash proceeds of $2.1 million from the sale of restricted investments during the six months ended June 30, 2009 and cash proceeds of $0.6 million and $0.6 million from the sale of investments available-for-sale during the six months ended June 30, 2009 and 2008, respectively. In addition, we had net short-term borrowings of $1.0 million for the six months ended June 30, 2009.

We used cash to pay quarterly dividends of $0.8 million for the six months ended June 30, 2009 compared to $1.6 million for the same period in 2008.  The Company has also suspended payment of the quarterly cash dividend.  The suspension of cash dividends is expected to preserve approximately $3.1 million of annual cash flow in the Company’s United States operations following a period of exceptional legal and accounting expenses.

There were no stock options exercised during the six months ended June 30, 2009 and 2008.

We believe that working capital requirements can be met for the foreseeable future through our available cash and cash equivalents, and cash generated from operating activities; however, a prolonged economic downturn or a decrease in the demand for our products could adversely affect our long-term liquidity.  In the event of a significant decrease in cash provided by operating activities, it might be necessary for us to obtain additional external sources of funding.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2008. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

If any of our investments experience a decline in fair value that is determined to be other-than-temporary and not related to credit loss, we record, net of tax a loss in accumulated other comprehensive income.  Management judgment is involved in evaluating whether a decline in an investment’s fair value is other-than-temporary.

For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would be more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than -temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security.  Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

For equity securities, when assessing whether a decline in fair value below our cost basis is other-than-temporary, we consider the fair market value of the security, the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time in order to enable recovery of our cost. New information and the passage of time can change these judgments.  Where we have determined that we lack the intent and ability to hold an equity security to its expected recovery, the security’s decline in fair value is deemed to be other-than-temporary and is recorded within earnings as an impairment loss.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of June 30, 2009 and December 31, 2008, the Company did not consider any of its long-lived assets to be impaired.

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report and our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 under the heading “Risk Factors.”

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

Foreign Currency Risk

During the six months ended June 30, 2009, approximately 54.1 percent of our net sales revenue and approximately 54.2 percent of our operating expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar.  All revenues and expenses are translated at average exchange rates for the periods reported.  Therefore, our operating results will be positively impacted by a weakening of the U.S. dollar in relation to another fluctuating currency and will be negatively impacted by a strengthening of the U.S. dollar in relation to another fluctuating currency.  Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks.  Our exposure to local currency/functional currency exchange rate risk is not significant. Changes in various currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part 1, Item 2 of this report.

The following table sets forth a composite sensitivity analysis of our net sales revenue, costs and expenses, and operating income in connection with strengthening of the U.S. dollar (our reporting currency) by 10 percent, 15 percent and 25 percent against every other fluctuating functional currency in which we conduct business.  We note that our individual net sales revenue, cost and expenses, and operating income components are sensitive to increases in the strength of the U.S. dollar on almost a five-to-two percentage point basis, assuming a strengthening of the U.S. dollar by 10 percent, 15 percent and 25 percent against every other fluctuating currency in which we conduct business.

Exchange Rate Sensitivity of Operating Income for the three months ended June 30, 2009 (dollar amounts in thousands)

	For the three	With Strengthening of U.S. Dollar by:
	months	10%		15%		25%
	ended June 30, 2009	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
Net sales revenue	$84,149	$(2,703)	(3.2)%	$(3,878)	(4.6)%	$(5,946)	(7.1)%

Cost and Expenses
Cost of goods sold	15,787	(468)	(3.0)	(671)	(4.3)	(1,028)	(6.5)
Volume incentives	31,217	(1,071)	(3.4)	(1,537)	(4.9)	(2,357)	(7.6)
Selling, general and administrative	35,089	(1,193)	(3.4)	(1,712)	(4.9)	(2,626)	(7.5)

Operating income	$2,056	$(29)	(1.4)%	$(42)	(2.0)%	(65)	(3.2)%

Exchange Rate Sensitivity of Operating Income for the six months ended June 30, 2009 (dollar amounts in thousands)

	For the six	With Strengthening of U.S. Dollar by:
	months	10%		15%		25%
	ended June 30, 2009	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
Net sales revenue	$167,325	$(5,324)	(3.2)%	$(7,638)	(4.6)%	$(11,712)	(7.0)%

Cost and Expenses
Cost of goods sold	33,334	(962)	(2.9)	(1,380)	(4.1)	(2,116)	(6.3)
Volume incentives	62,213	(2,117)	(3.4)	(3,038)	(4.9)	(4,658)	(7.5)
Selling, general and administrative	72,566	(2,325)	(3.2)	(3,336)	(4.6)	(5,115)	(7.0)

Operating loss	$(788)	$(80)	(10.2)%	$(116)	(14.7)%	(177)	(22.5)%

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

Exchange Rate Sensitivity of Balance Sheet (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
	As of June 30, 2009	Gain (Loss) ($)	Gain (Loss) (%)	Gain (Loss) ($)	Gain (Loss) (%)	Gain (Loss) ($)	Gain (Loss) (%)

Current Assets subject to Exchange Rate Risk
Cash and cash equivalents	$32,839	$(2,604)	(7.9)%	$(3,736)	(11.4)%	$(5,728)	(17.4)%
Accounts receivable, net	9,260	(392)	(4.2)%	(562)	(6.1)%	(862)	(9.3)%

Current Liabilities subject to Exchange Rate Risk
Accounts payable	6,556	150	2.3%	215	3.3%	329	5.0%
Total Loss from Strengthening of U.S. Dollar		(2,846)		(4,083)		(6,261)

The following table sets forth the local currencies other than the U.S. dollar in which our assets and liabilities that are subject to exchange rate risk were denominated as of June 30, 2009 and exceeded $1 million upon translation into U.S. dollars.  We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency (dollar amounts in thousands)

Cash and Cash Equivalents	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of June 30, 2009
Canada (Dollar)	$1,810	1.2
Colombia (Peso)	2,311	2,179.3
Indonesia (Rupiah)	2,185	10,298.7
Japan (Yen)	7,279	95.6
Korea (Won)	2,208	1,284.7
Mexico (Peso)	1,390	13.2
Venezuela (Bolivar)	3,662	2.1
Other	6,583	Varies
Total	$27,428

Accounts Receivable
Japan (Yen)	$1,530	95.6
Other	2,782	Varies
Total	$4,312

Finally, the following table sets forth the annual weighted average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which sales revenue exceeded $10.0 million during any of the years presented in our Annual Report on Form 10-K/A for the year ended December 31, 2008. We use the annual weighted average exchange rate for translating items from the statement of operations from local currencies into our reporting currency.

Six months ended June 30,	2009	2008
Canada (Dollar)	1.2	1.1
Japan (Yen)	95.4	104.9
Mexico (Peso)	13.8	10.6
Venezuela (Bolivar)	2.1	2.1

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar if they are considered material to the consolidated financial statements. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors. There were no countries considered to have a highly inflationary economy during 2008 or the six months ended June 30, 2009.

As of June 30, 2009, the Company had approximately $3.7 million in cash denominated in Venezuelan bolivar fuertes. Our access to these funds for use within Venezuela is not restricted. Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company.  The market rate, which is substantially lower than the official rate, may be used to obtain U.S. dollars or other currencies without approval of the government’s currency control organization.  Our Venezuelan subsidiary continues to apply for and expects to receive approval from the government of Venezuela to convert its bolivar fuertes into U.S. dollars at the official exchange rate to pay for imported products and to repatriate dividends.  As a result, we continue to use the official exchange rate of 2.15 bolivar fuertes to the U.S. dollar to translate the financial statements of our Venezuelan subsidiary into U.S. dollars.  Unless the official exchange rate is made more readily available, however, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources.

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

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of marketable securities. On June 30, 2009, we had investments of $3.3 million, of which $2.3 million were municipal obligations, which carry an average fixed interest rate of 5.0 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations.

Item 4.           CONTROLS AND PROCEDURES

Overview

Management identified certain material weaknesses which are described in our Annual Report on Form 10-K/A for the year ended December 31, 2008.  During 2009 and through the date of this filing, management has been focused on remediating these material weaknesses.  This overview discusses management’s evaluation of our disclosure controls and procedures as of June 30, 2009.  In addition, this item provides a summary of the status of each of the previously identified material weaknesses, followed by a discussion of management’s evaluation of disclosure controls and procedures, and management’s efforts to remediate the material weaknesses, as set forth in the table below.

As shown below, the three material weaknesses reported as of December 31, 2008 remain material weaknesses as of June 30, 2009, for which management continues to remediate.

Material Weakness Reported as of December 31, 2008	Status as of June 30, 2009
1. Accounting for Taxes	Remediation in process
2. Financial Reporting Process	Remediation in process
3. Information Technology:
Access Control	Remediation in process
Change Management	Remediation in process
Spreadsheets	Remediation in process

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

In connection with the preparation of this report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009, as a result of the existence of material weaknesses in our internal control over financial reporting.

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

To address the material weaknesses reported in our 2008 Form 10-K/A, management performed additional analyses and other post-closing procedures designed to ensure that our unaudited condensed consolidated interim financial statements were prepared in accordance with GAAP. These procedures included documentation and testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. As a result, management believes that the consolidated interim financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented.

Changes in Internal Control over Financial Reporting

Overview

Management with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the period from January 1, 2009 through June 30, 2009 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on management’s assessment, significant changes were implemented and tested during the period from January 1, 2009 through June 30, 2009 to continue the remediation of our material weaknesses in internal control over financial reporting.

Management believes the measures that we have implemented during 2009 to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting since December 31, 2008. Changes in our internal control over financial reporting from January 1, 2009 through June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Actions Relating to Remaining Material Weaknesses

The discussion below describes the actions that management has taken during 2008 and is currently in the process of taking to remediate our remaining material weaknesses in internal control over financial reporting.

Accounting for Taxes

Description of Material Weakness as of December 31, 2008

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

Description of 2009 Remediation Actions

In late 2008, we hired an Executive Director of Corporate Tax and during 2009 have utilized outsourced service providers for tax consulting services to assist in our accounting for income taxes and the recording of non-income tax contingencies. We continue to evaluate our tax process and tax resource requirements. We continue to work towards the completion of delinquent foreign statutory filings identified during the prior years as result of management’s analysis, as well as refining our process to help ensure timely completion of future filings. In addition, in 2008 our management performed an analysis with the assistance of outside consultants to assess, estimate, and record the exposure related to our uncertain tax positions and non-income tax contingencies in accordance with GAAP. During 2009, we are continuing to monitor and assess the uncertain tax positions and non-income tax contingencies and are evaluating and implementing plans to reduce these contingencies.  We continue to evaluate the adequacy of our tax resources.  This material weakness still exists, and the Company is in the process of remediating this material weakness.

Financial Reporting Process

Description of Material Weakness as of December 31, 2008

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes. Further, we were unable to complete regulatory filings as required by the rules of the SEC.

Description of 2009 Remediation Actions

During 2008 we redesigned and implemented improved procedures related to our monthly and quarterly close processes including account reconciliations, enhancement of the formal monthly close and reporting checklists, variance analysis of financial statement fluctuations, and budget to actual reviews.   During 2009 we have continued to enhance the processes instituted in the prior year, including timely and complete financial statement reviews.  This material weakness still exists, and the Company is in the process of remediating this material weakness.

Information Technology Systems

Description of Material Weakness as of December 31, 2008

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

Description of 2009 Remediation Actions

Access Control — During 2008, management performed a broad and detailed analysis of user access to the applications we have determined to have a material impact on our financial reporting for our domestic locations and implemented formal training of managers and others who grant and approve access to these data programs, as well as providing managers and employees with better data program descriptions and other tools to assist in their understanding if the access of their subordinates violates segregation of duties or access controls.  During 2009 the Company is continuing to refine the processes and procedures put in place.  In addition, the Company has purchased and is currently completing the installation of a software package to assist in the monitoring of user access controls and segregation of duties.

Change Management — During 2008, management continued implementation of enhanced procedures to control changes to the production environment, the retention of adequate documentation, as well as redesigning job descriptions, assigned roles, and segregation of duties within the change control process of certain of the Company’s application systems.  During 2009 the Company is continuing to refine the processes and procedures put in place.  In addition, the Company is implementing additional measures to ensure that adequate documentation is retained. The Company has purchased and is currently completing the installation of a software package to assist in the monitoring of change management of the Company’s critical application systems.

Spreadsheets — During 2008, management has designed and implemented procedures to inventory, assess the risk of, and rank our critical financial reporting spreadsheets for locations that have a material impact on our financial reporting, including the implementation of enhanced review procedures. During 2009, management continues to perform detailed testing at locations that have a material impact on our financial reporting around security and change management for spreadsheets. Management intends to further enhance the design of our controls over spreadsheets by establishing procedures for benchmarking critical spreadsheets to ensure that formulas are appropriate and protected, and that the logic and design of the spreadsheets is appropriate and consistent. Management is also in the process of implementing an application package that will facilitate a worldwide consolidation and reduce our reliance on spreadsheets.  In addition, our information technology management has selected an application to provide for a world-wide standardization of the general ledger system. Management has developed a timeline for implementation of this application.

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

PART II OTHER INFORMATION

Item 1.                       LEGAL PROCEEDINGS

Please refer to Note 10 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, which is incorporated by reference, as well as our recent SEC filings, including our Annual Report on Form 10-K/A for the 2008 fiscal year and subsequent Quarterly Reports on Forms 10-Q for information regarding the status of certain legal proceedings that have been previously reported.

Included within the Note 10 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item of this report, is discussion related to the Prescott Matter which make reference to the Voting Agreement.  Copies of the full Voting Agreement have been filed as exhibits to the Current Report on Form 8-K filed with the SEC on May 28, 2009, and are available on the Company’s website at www.natr.com or from the SEC.

Item 1A.              RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008, which could materially affect our business or our consolidated financial statements, results of operations, and cash flows. Additional risks not currently known to us, or risks that we currently believe are not material, may also impair our business operations.  Other than as set forth below, there have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K/A for the year ended December 31, 2008.

Litigation arising in connection with our internal investigation and the restatement of our financial statements could adversely affect our financial condition, results of operations, or cash flows.

As of December 31, 2008, we had one securities class-action lawsuit pending against us, former members of our Board of Directors and present and former members of management that relate to the internal investigation and the restatement of our financial statements. The lawsuit and other legal matters in which we have become involved following the announcement of the restatement are described in this report under the heading “Legal Proceedings.” The class-action suit was the subject of a successful mediation in which the parties, including the Company’s insurance carrier, orally agreed to settle the litigation.  The parties have since entered into a Memorandum of Understanding, which will serve as a guide to the parties as they negotiate and draft a definitive Stipulation and Agreement of Settlement that will set forth all the terms and conditions of the settlement, including the form and manner of providing notice to the class and the form of the parties’ proposed order and final judgment.

If the parties are unable to reach agreement as to the Stipulation, or if the Stipulation is not approved by the court, the case will be returned to the litigation track and would most likely be subject to a new scheduling order.  As of the date of the mediation, the case was in the early stages of discovery and trial was not scheduled to commence until January 24, 2011.  If the case is returned to the litigation track, the Company and the other defendants will continue to vigorously defend themselves against the allegations in the lawsuit. We are not able to predict the outcome if the case is returned to the litigation track; however, if we are unsuccessful in our efforts to defend against the allegations raised in the litigation, our business and financial condition would likely be negatively impacted. Among other consequences of a negative outcome of the litigation, we could become obligated to pay damages in an amount that would adversely affect our financial condition, results of operations, or cash flows.

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

None.

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

NATURE’S SUNSHINE PRODUCTS, INC.

Date: August 10, 2009	/s/ Douglas Faggioli
Douglas Faggioli, President and Chief Executive Officer

Date: August 10, 2009	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial
Officer and Treasurer