Form 10-Q
period 2009-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2009-11-09
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of Common Stock, no par value, outstanding on October 31, 2009 was 15,510,159 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2009

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$36,263	$34,853
Accounts receivable, net of allowance for doubtful accounts of $1,779 and $1,472, respectively	11,921	10,786
Investments available for sale	3,370	3,858
Restricted investments	—	2,050
Inventories, net	40,640	39,558
Deferred income tax assets	9,568	9,080
Prepaid expenses and other current assets	8,205	7,935
Total current assets	109,967	108,120

Property, plant and equipment, net	28,945	30,224
Investment securities	1,646	1,394
Intangible assets	1,450	1,538
Deferred income tax assets	6,558	6,412
Other assets	16,431	16,588
	$164,997	$164,276

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,498	$8,777
Accrued volume incentives	18,272	15,753
Accrued liabilities	41,690	45,475
Deferred revenue	4,249	5,167
Income taxes payable	3,999	2,748
Total current liabilities	75,708	77,920
Liability related to unrecognized tax benefits	31,676	30,952
Deferred compensation payable	1,646	1,394
Other liabilities	3,219	333
Total long-term liabilities	36,541	32,679

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Common Stock, no par value; 20,000 shares authorized, 15,510 shares issued and outstanding as of September 30, 2009 and December 31, 2008	66,705	66,705
Retained earnings	5,548	4,172
Accumulated other comprehensive loss	(19,505)	(17,200)
Total shareholders’ equity	52,748	53,677
	$164,997	$164,276

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,
	2009	2008

Net Sales Revenue (net of the rebate portion of volume incentives of $11,466 and $12,267, respectively)	$85,777	$92,661
Cost and Expenses:
Cost of goods sold	17,299	17,146
Volume incentives	31,068	34,580
Selling, general and administrative	31,203	38,864
	79,570	90,590
Operating Income	6,207	2,071
Other Income (Expense), Net	1,300	(448)

Income Before Provision for Income Taxes	7,507	1,623
Provision for Income Taxes	5,427	1,789
Net Income (Loss)	$2,080	$(166)

Basic Net Income (Loss) Per Common Share	$0.13	$(0.01)
Diluted Net Income (Loss) Per Common Share	$0.13	$(0.01)
Weighted Average Basic Common Shares Outstanding	15,510	15,510
Weighted Average Diluted Common Shares Outstanding	15,510	15,510

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Net Sales Revenue (net of the rebate portion of volume incentives of $34,920 and $38,799, respectively)	$253,102	$285,023
Cost and Expenses:
Cost of goods sold	50,633	53,159
Volume incentives	93,281	107,634
Selling, general and administrative	103,769	117,882
	247,683	278,675
Operating Income	5,419	6,348
Other Income (Expense), Net	3,048	(495)

Income Before Provision for Income Taxes	8,467	5,853
Provision for Income Taxes	6,315	7,163
Net Income (Loss)	$2,152	$(1,310)

Basic Net Income (Loss) Per Common Share	$0.14	$(0.08)
Diluted Net Income (Loss) Per Common Share	$0.14	$(0.08)
Weighted Average Basic Common Shares Outstanding	15,510	15,510
Weighted Average Diluted Common Shares Outstanding	15,510	15,510

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,152	$(1,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	129	1,027
Depreciation and amortization	3,425	4,381
Share-based compensation expense	—	86
Loss on sale of property and equipment	140	62
Deferred income taxes	(361)	(531)
Amortization of bond discount	21	29
Purchase of trading investment securities	(169)	(119)
Proceeds from sale of trading investment securities	65	78
Realized and unrealized (gains) losses on investments	(194)	261
Amortization of prepaid taxes related to gain on intercompany sales	911	942
Foreign exchange gains	(2,268)	(100)
Changes in assets and liabilities:
Accounts receivable	(1,043)	(1,207)
Inventories	(696)	(3,523)
Prepaid expenses and other current assets	(196)	(1,843)
Other assets	(283)	(942)
Accounts payable	(946)	1,299
Accrued volume incentives	2,226	1,591
Accrued liabilities	(3,239)	2,614
Deferred revenue	(918)	(1,773)
Income taxes payable	1,235	2,745
Liability related to unrecognized tax positions	724	187
Deferred compensation payable	252	(137)
Net cash provided by operating activities	967	3,817
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,452)	(6,767)
Proceeds from sale of investments available for sale	600	640
Purchases of investments available for sale	(5)	—
Proceeds from sale of restricted investments	2,050	25
Proceeds from sale of property, plant and equipment	53	79
Net cash provided by (used in) investing activities	246	(6,023)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(776)	(2,327)
Proceeds from short-term borrowings	7,900	—
Payments on short-term borrowings	(7,900)	—
Net cash used in financing activities	(776)	(2,327)
Effect of exchange rates on cash and cash equivalents	973	(880)
Net increase (decrease) in cash and cash equivalents	1,410	(5,413)
Cash and cash equivalents at the beginning of the period	34,853	45,299
Cash and cash equivalents at end of the period	$36,263	$39,886
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,632	$2,169
Cash paid for interest	$69	$59

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

The Company markets its products in the United States, China, Hong Kong, Poland, South Korea, Mexico, Venezuela, Japan, Brazil, Canada, Central America, Colombia, the Dominican Republic, Ecuador, Peru, the United Kingdom, Austria, Germany, the Netherlands, Norway, Sweden, the Czech Republic, Israel, Taiwan, Thailand, Singapore, Indonesia, Malaysia, the Philippines, Australia, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, and Belarus. The Company also exports its products to several other countries, including Argentina, Australia, Chile, New Zealand, and Norway.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of September 30, 2009, and for the three and nine-month periods ended September 30, 2009 and 2008.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2009.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008.

During 2008, the Company determined that it had a variable interest and was the primary beneficiary in a development stage entity. As a result, the Company has consolidated the entity in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to the consolidation of variable interest entities.   This variable interest is the result of loans provided by the Company to the entity during 2008 and early 2009, which are secured by the entity’s assets. The Company provided loans to the entity in order to provide them with some of the capital necessary to market its products, and to provide the Company with access to new product formulations. The Company has provided no guarantees on behalf of the entity and has no future obligations to the entity.  Its creditors do not have any recourse against the Company.  The Company has provided additional loans of $0 and $439 during the three and nine months ended September 30, 2009, respectively. The effect of consolidating the variable interest entity was a decrease of the Company’s net income of $141 and $570 for the three and nine month periods ended September 30, 2009. During the three months ended September 30, 2009, the entity had no significant operations.

The Company records Volume Incentives that represent purchase rebates as a reduction of sales revenue.  As part of the Company’s review of the quarterly results for the three months ended March 31, 2009, it identified that the volume rebates for the branches in Russia and Ukraine had been recorded as an expense rather than as a reduction of sales revenue.  There was no impact on beginning or ending retained earnings, operating income, net loss, loss per share, or cash flows for any periods. As a result, the Company is correcting its condensed consolidated statements of operations for the three month and nine-month periods ending September 30, 2008 as follows:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	As Previously Presented	As Corrected	As Previously Presented	As Corrected
Net sales revenue	$94,669	$92,661	$291,105	$285,023

Volume incentives	36,588	34,580	113,716	107,634

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In December 2007, the FASB issued new guidance on business combinations that changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. In addition, the guidance expands required disclosures surrounding the nature and financial affects of business combinations. The Company adopted this guidance on January 1, 2009, and will apply it to future business combinations.

In December 2007, the FASB issued new guidance on noncontrolling interests in a subsidiary that changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  The guidance recharacterizes minority interest as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity. The guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interest. The Company’s adoption of this guidance, effective January 1, 2009, did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In April 2008, the FASB issued authoritative guidance related to the determination of the useful life of intangible assets. The guidance states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This guidance is to be applied to intangible assets acquired after January 1, 2009. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In April 2009, the FASB issued new guidance requiring disclosures about the fair value of financial instruments for interim reporting periods of publicly-traded companies, as well as in annual financial statements. The disclosure requirements of this guidance are effective for interim reporting periods ending after June 15, 2009. The Company has included the additional disclosures in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

In April 2009, the FASB issued new guidance that amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In April 2009, the FASB issued new guidance providing additional guidance on factors to consider in estimating fair values when there has been a significant decrease in the market activity for a financial asset or liability. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In May 2009, the FASB issued new authoritative guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, it requires disclosure of the date through which subsequent events were evaluated. This guidance is effective for interim and annual periods after June 15, 2009. The Company has adopted this guidance during the quarter ended June 30, 2009, and has evaluated subsequent events through November 9, 2009, the date of this filing.

In June 2009, the FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” (“Codification”) was issued. The Codification supersedes all existing accounting standard documents and is the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Company’s notes to the condensed consolidated financial statements reflect the adoption of the Codification.

Recent Accounting Guidance Not Yet Adopted

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendment requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a VIE.  The primary beneficiary of a VIE is the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE as well expanded disclosure requirements for enterprises with an interest in a VIE. The guidance is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited.  The Company does not expect the adoption of this amendment to have a material impact on its financial condition, results of operations, or cash flows.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition.  These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable.  Although applicable to the Company, the Company does not expect the adoption of these amendments to have a material impact on its financial condition, results of operations, or cash flows.

(2)                     Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw Materials	$9,567	$9,515
Work in Progress	854	766
Finished Goods	30,219	29,277
	$40,640	$39,558

(3)                     Intangible Assets

At September 30, 2009 and December 31, 2008, product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $313 and $225, and a net amount of $1,450 and $1,538, respectively. The useful lives of the product formulations are estimated to be 15 years.

Amortization expense for intangible assets for the three months ended September 30, 2009 and 2008 was $29 and $40, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2009 and 2008 was $88 and $99, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $118.

(4)                     Investment Securities

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,237	$119	$—	$2,356
U.S. government securities funds	697	15	—	712
Equity securities	234	73	(5)	302
Total short-term investment securities	$3,168	$207	$(5)	$3,370

As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,858	$66	$(1)	$2,923
U.S. government securities funds	691	19	—	710
Equity securities	233	—	(8)	225
Total short-term investment securities	$3,782	$85	$(9)	$3,858

Contractual maturities of municipal obligations fair value at September 30, 2009, are as follows:

Mature less than one year	$378
Mature after one year through five years	1,760
Mature after five years	218
Total	$2,356

During the nine months ended September 30, 2009 and 2008, the proceeds from the sales of available-for-sale securities were $600 and $640, respectively. The gross realized gains on sales of available-for-sale securities (net of tax) were $0 for each of the three and nine months ended September 30, 2009 and 2008. The gross realized losses on the sales of available-for-sale securities (net of tax) were $0 for each of the three and nine month ended September 30, 2009 and 2008.

The Company’s trading securities portfolio totaled $1,646 at September 30, 2009 and $1,394 at December 31, 2008, and generated gains of $96 and losses of $9 for the three months ended September 30, 2009 and 2008, respectively, and generated gains of $142 and losses of $41 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009 and December 31, 2008, the Company had unrealized losses of $5 and $9, respectively, in its municipal obligations and equity securities investments. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

As of September 30, 2009 and December 31, 2008, none of the Company’s investments included unrealized losses that were considered to be other-than-temporary impairments.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2009 and 2008.

	Net Income (Loss) (Numerator)	Shares (Denominator)	Net Income (Loss) Per Share Amount
Three Months Ended September 30, 2009
Basic EPS	$2,080	15,510	$0.13
Effect of options	—	—	—
Diluted EPS	$2,080	15,510	$0.13

Three Months Ended September 30, 2008
Basic EPS	$(166)	15,510	$(0.01)
Effect of options	—	—	—
Diluted EPS	$(166)	15,510	$(0.01)

	Net Income (Loss) (Numerator)	Shares (Denominator)	Net Income (Loss) Per Share Amount
Nine Months Ended September 30, 2009
Basic EPS	$2,152	15,510	$0.14
Effect of options	—	—	—
Diluted EPS	$2,152	15,510	$0.14

Nine Months Ended September 30, 2008
Basic EPS	$(1,310)	15,510	$(0.08)
Effect of options	—	—	—
Diluted EPS	$(1,310)	15,510	$(0.08)

For the three and nine months ended September 30, 2009, a total of 205 exercisable options to purchase shares of common stock were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Because of net losses in the three and nine-month periods ended September 30, 2008, outstanding common stock options of 282 were not included in the computation of diluted earnings per share because the effect on net loss per share would be anti-dilutive.

(6)                     Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, for the three and nine-month periods ended September 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended September 30,
	2009	2008
Net income (loss)	$2,080	$(166)
Foreign currency translation gain (loss)	118	(408)
Net unrealized gains (losses) on investment securities	50	(24)
Total comprehensive income (loss)	$2,248	$(598)

	Nine Months Ended September 30,
	2009	2008
Net income (loss)	$2,152	$(1,310)
Foreign currency translation (loss) gain	(2,367)	87
Net unrealized gains (losses) on investment securities	62	(101)
Total comprehensive loss	$(153)	$(1,324)

(7)                     Capital Transactions

Dividends

The Company paid cash dividends of $776 and $2,327 during the nine months ended September 30, 2009 and 2008, respectively. During the second quarter of 2009, the Company suspended payment of its quarterly cash dividend.

Share-based Compensation

Share-based compensation expense from nonqualified stock options for the three-month periods ended September 30, 2009 and 2008 was approximately $0; the related tax benefit was approximately $0.  Share-based compensation expense from nonqualified stock options for the nine-month periods ended September 30, 2009 and 2008 was approximately $0 and $86, respectively; the related tax benefit was approximately $0 and $33, respectively. As of September 30, 2009, there was no unrecognized share based compensation related to issued qualified or non-qualified employee stock options.

Stock option activity for the nine-months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2008	263	$11.77
Granted	—	—
Forfeited or canceled	(58)	11.79
Exercised	—	—
Options outstanding at September 30, 2009	205	11.76

Exercisable at September 30, 2009	205	$11.76

No options were granted or exercised during the three and nine-month periods ended September 30, 2009 and 2008. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2009 and 2008 was $0 and $0, respectively.

On September 24, 2009, the Company granted options to purchase approximately 250 shares under its 2009 Stock Incentive Plan (the “Plan”) subject to the Plan’s approval by the Company’s shareholders.  On November 6, 2009, the Plan was approved by a vote of the Company’s shareholders.  Under the Plan, 750 shares have been reserved for the issuance of awards under the Plan.  All employees, officers, consultants, independent contractors and non-employee members of the Board of Directors of the Company are eligible to participate in the Plan.  The Compensation Committee of the Board of Directors have exclusive authority and complete discretion to determine which individuals are to receive awards, the type of award, the number of shares, and the terms and condition of the award.

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

Reportable segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$37,596	$37,288	$113,571	$115,380
International	33,226	41,416	98,391	126,676
	70,822	78,704	211,962	242,056
Synergy Worldwide	14,955	13,957	41,140	42,967
	85,777	92,661	253,102	285,023

Operating Expenses:
Nature’s Sunshine Products:
United States	35,181	37,108	108,572	113,925
International	29,476	38,415	93,536	117,349
	64,657	75,523	202,108	231,274
Synergy Worldwide	14,913	15,067	45,575	47,401
	79,570	90,590	247,683	278,675

Operating Income (Loss):
Nature’s Sunshine Products:
United States	2,415	180	4,999	1,455
International	3,750	3,001	4,855	9,327
	6,165	3,181	9,854	10,782
Synergy Worldwide	42	(1,110)	(4,435)	(4,434)
	6,207	2,071	5,419	6,348

Other Income (Expense), Net	1,300	(448)	3,048	(495)
Income Before Provision for Income Taxes	$7,507	$1,623	$8,467	$5,853

From an individual country perspective, only the United States, Japan, Russia and Ukraine comprise approximately 10 percent or more of consolidated net sales revenue for any of the three and nine-month periods ended September 30, 2009 and 2008 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales Revenue:
United States	$38,392	$38,412	$115,147	$116,147
Russia	6,370	8,669	21,679	29,164
Japan	6,635	9,295	20,571	29,672
Other	34,380	36,285	95,705	110,040
Total Sales Revenue	$85,777	$92,661	$253,102	$285,023

Net sales revenue by product group has not been disclosed as management has determined that it is impracticable to accumulate such information.

Long-lived assets by geographical area as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Long-Lived Assets:
United States	$22,832	$23,723
Venezuela	4,657	4,646
Other	2,906	3,393
Total Long-Lived Assets	$30,395	$31,762

(9)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur.  For the three months ended September 30, 2009 and 2008, the Company’s provision for income taxes, as a percentage of income before income taxes, was approximately 72.3 percent and 110.2 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2009 and 2008, the Company’s provision for income taxes, as a percentage of income before income taxes, was approximately 74.6 percent and 122.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2009 and 2008, are primarily attributed to increases in tax liabilities associated with uncertain tax positions, the U.S. tax impact of foreign operations, and increases in foreign valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is being recognized.  Tax amounts recorded related to the uncertain tax positions, valuation allowances, and other permanent tax items have a significant impact on the effective tax rate. The effective rate declined in the three and nine-month periods ended September 30, 2009 compared to the same periods in the prior year primarily as a result of the permanent tax items having less impact on the higher pre-tax income.

As of September 30, 2009, the Company had accrued $20,399 (net of $11,277 of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $19,675 (net of $11,277 of other assets related to competent authority and royalty benefits) as of December 31, 2008.  This net increase is primarily attributed to increases in liabilities recorded related to transfer pricing.

In October 2009, the Internal Revenue Service (“IRS”) issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intragroup transfers of property and the disallowance of related deductions. The Company expects to commence administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments. Management believes that the Company has appropriately reserved for these matters at an amount which it believes will ultimately be due upon resolution of the administrative proceedings. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

The Company has also been advised by the IRS that it will begin to examine the Company’s tax returns for the 2006 and 2007 taxable years. The Company anticipates this audit will commence during the quarter ending December 31, 2009. The Company’s U.S. federal income tax returns are open from 2003 to 2008, and the Company has several foreign jurisdictions that have open years between 2003 and 2008.

Although the Company believes its estimates for unrecognized tax positions are reasonable, the Company can make no assurance that the final outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Such difference could have a material impact on the Company’s income tax provision and operating results in the period in which the Company makes such determination.

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

On September 14, 2009, the parties and the Company’s directors’ and officers’ liability insurer signed a Stipulation of Settlement (“Stipulation”), which was filed with the Court on September 14, 2009.  The Stipulation sets forth the complete terms of parties’ proposed settlement.  The basic terms of the settlement are that the Company’s insurer will pay the settlement class, which is defined as all persons (except for defendants and specified related persons and entities) who purchased the Company’s common stock during the period from April 23, 2002 through April 5, 2006, $6 million in exchange for a dismissal with prejudice of the lawsuit and a release of all claims held by members of a settlement class.  As set forth in the Stipulation, the proposed settlement will not become final until a number of conditions are satisfied, including the Stipulation receiving both preliminary and final approval from the Court.  On October 8, 2009, the Court entered an order (i) granting preliminary approval of the Stipulation, (ii) requiring that notice of the proposed settlement and the proposed plan of allocation of the settlement proceeds be mailed to members of the settlement class by October 26, 2009, and (iii) setting a February 9, 2010 hearing.  At this hearing the Court will consider, among other issues, (i) whether the Stipulation should receive final approval, (ii) whether the proposed plan of allocation for the settlement proceeds should be approved, (iii) whether the settlement class counsel’s application for an award of attorneys’ fees and reimbursement of costs and expenses should be approved, and (iv) whether the settlement class counsel’s application for incentive awards to the settlement class representatives should be approved.  The Court’s October 8, 2009 order also sets January 19, 2010 as the deadline by which settlement class members must submit a valid proof of claim, if they want to share in the settlement proceeds, or a proper opt-out request, if they want to be excluded from the settlement class and thereby not be bound by the terms of the Stipulation.

If the Stipulation does not receive final approval from the Court, the case will be returned to the litigation track and would most likely be subject to a new scheduling order.  As of the date of the Stipulation, the case was in the early stages of discovery and trial was not scheduled to commence until January 24, 2011.  If the case is returned to the litigation track, the Company and the other defendants will continue to vigorously defend themselves against the allegations in the lawsuit.  Notwithstanding this intent, the Company is not able at this time to predict the outcome of this litigation or whether the Company will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Company.

The Company maintains insurance that may provide coverage for the potential consequences of a negative outcome of the litigation described above. The Company has given notice to its insurers of the claims and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question.  As stated above, the Company’s directors’ and officers’ liability insurer has agreed, as part of the Stipulation, to fully fund the proposed $6 million settlement.  If, however, the Court refuses to give final approval to the Stipulation, the case will return to the litigation track.  If this were to occur, there can be no assurance that the insurers will then not seek to deny coverage or rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will not exceed the available insurance.  Moreover, there can be no assurance as to the Company’s ability to obtain insurance coverage in the future, or as to the cost of such insurance.

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

SEC and DOJ Investigations

On July 31, 2009, the Securities and Exchange Commission (“SEC”) filed a settled enforcement action against the Company, Douglas Faggioli, and Craig Huff, the Company’s former chief financial officer, relating to alleged violations of the Foreign Corrupt Practices Act (“FCPA”) by one of the Company’s foreign subsidiaries in 2000 and 2001.  This settlement resolved an SEC investigation previously disclosed by the Company related to an independent investigation by the Company’s Audit Committee.

Under the terms of the settlement with the SEC, the Company agreed to pay a civil penalty of $600 and to consent to the entry of injunctions against future violations of the FCPA as well as the antifraud, books and records, and internal controls provisions of the federal securities laws.  No additional undertakings are required of the Company under the terms of the settlement.

In addition, Messrs. Faggioli and Huff each agreed to pay a civil penalty of $25 and to consent to the entry of injunctions against future violations relating only to the books and records and internal control provisions of the federal securities laws.

The SEC’s complaint alleged that, in 2000 and 2001, former employees in the Company’s Brazilian subsidiary made undocumented cash payments to customs brokers, some of which were later paid to Brazilian customs officials in order to allow unregistered products to be imported and sold in Brazil.  No current officers, directors, or employees of the Company are alleged to have participated in or had knowledge of these actions.

The complaint further alleged that, in 2000 and 2001, Mr. Faggioli, the Company’s then chief operating officer (and current chief executive officer), and Mr. Huff, the Company’s then chief financial officer, as control persons, failed to adequately supervise the Company’s management and other personnel who were directly responsible for the Company’s books and records and internal controls related to the registration of product in one foreign subsidiary.  As part of the settlement, the Company and the individual parties agreed to neither admit nor deny the allegations in the complaint.

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

SEC Section 12(j) Proceeding

On July 12, 2007, the Company announced that the SEC had instituted administrative proceedings pursuant to Section 12 (j) of the Exchange Act to suspend or revoke the registration of its common stock under Section 12 of the Exchange Act.  On November 8, 2007, an administrative law judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock because of its failure to file required periodic reports.  Shortly thereafter, the Company filed a petition for review with the SEC.  On December 5, 2007, the SEC granted the Company’s petition for review. The SEC heard oral argument from both the Company and the SEC staff on January 7, 2009.  On January 21, 2009, the SEC issued a final order revoking the registration of the Company’s common stock.  On February 12, 2009, the Company filed a registration statement on Form 10 to re-register its common stock under the Exchange Act. The Company’s registration statement became effective as a result of the passage of time on April 13, 2009. On May 26, 2009, the Company cleared all comments from the SEC related to its registration statement on Form 10.   On October 12, 2009 the Company began trading its common stock on the NASDAQ Capital Market under the symbol “NATR.”

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

The Voting Agreements also provide that, at the next annual meeting of shareholders, which was held on November 6, 2009, the Company would nominate, and the Shareholder Parties and the Hughes Parties would vote all of the shares of Common Stock beneficially owned by them in favor of, each of the following individuals, with such nominees serving in the Board class set forth opposite his or her name:

Name	Class
Jeffrey D. Watkins	Class I
Willem Mesdag	Class I
Michael D. Dean	Class II
Douglas Faggioli	Class II
Candace K. Weir	Class II
Kristine F. Hughes	Class III
Pauline Hughes Francis	Class III
Albert R. Dowden	Class III

The voting arrangement set forth in the Voting Agreements terminated on November 6, 2009, immediately following the annual meeting of shareholders of the Company.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to VAT assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any, therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $1.4 million.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.  The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters.  The Company also provides provisions for state sales taxes in each of the states where the Company has potential nexus. As of September 30, 2009 and December 31, 2008, accrued liabilities include $17,332 and $17,359, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations, or cash flows of the Company.

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

The Company has accrued $2,865 and $2,873 for product liability and employee medical claims at September 30, 2009 and December 31, 2008, respectively, of which $358 and $2,873 was classified as short-term.  Such amounts are included in accrued liabilities and other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets.

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

(11)              Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets are marked to bid prices and financial liabilities are marked to offer prices.  Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values of each financial instrument.  Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data

The following table presents the Company’s hierarchy for its asset and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total

Investments available for sale	$1,014	$2,356	$—	$3,370
Investment securities	1,646	—	—	1,646
Total assets measured at fair value on a recurring basis	$2,660	$2,356	$—	$5,016

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$933	$2,925	$—	$3,858
Investment securities	1,394	—	—	1,394
Restricted investments	—	—	2,050	2,050
Total assets measured at fair value on a recurring basis	$2,327	$2,925	$2,050	$7,302

Investments available for sale — The majority of the Company’s investment portfolio consists of mutual funds, equity securities and various fixed income securities, such as U.S government funds and state and municipal bonds.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities, U.S. government treasuries, and various mutual funds.  The Level 2 securities include investments in state and municipal bonds, as well as various mutual funds whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Investment securities — The majority of the Company’s trading portfolio consists of various mutual funds that are using quoted prices in active markets.

Restricted investments  —  The Company’s restricted investments include auction rate preferred investments that failed at auction during 2008.  Despite the underlying long-term contractual maturity of auction-rate securities (“ARS”), there was historically a ready liquid market for these securities based on the interest reset mechanism.  However, as a result of negative liquidity and uncertainty in financial credit markets, the Company experienced “failed” auctions associated with its ARS.  In the case of a failed auction, the ARS become illiquid investments (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular

The ARS consisted primarily of AAA securities.  In determining the fair value of the Company’s restricted investments at December 31, 2008, the Company has taken into consideration fair values determined by the financial institutions, current credit rating of the underlying securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and its current liquidity position.

The following table shows a reconciliation of the beginning and ending Level 3 fair value measurements using significant unobservable inputs for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
Balance at July 1,	$—	$2,050
Net unrealized gains included in earnings	—	—
Sales of restricted investments	—	—
Purchases	—	—
Balance at September 30,	$—	$2,050

The following table shows a reconciliation of the beginning and ending Level 3 fair value measurements using significant unobservable inputs for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Balance at January 1,	$2,050	$2,075
Net unrealized gains included in earnings	—	—
Sales of restricted investments	(2,050)	(25)
Purchases	—	—
Balance at September 30,	$—	$2,050

During the nine month periods ended September 30, 2009 and 2008, the Company sold restricted investments of $2,050 and $25, respectively, that included ARS that had failed at auction during 2008.  These securities were sold at par value, which was the carrying value of these securities.  As a result, there was no realized gain or loss as a result of the sale of the ARS.

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts and notes receivable, accounts payable, and short-term borrowings approximate fair value due to their short-term nature. During the three and nine months ended September 30, 2009, the Company did not have any write-offs related to the remeasurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

(12)     Subsequent Event

Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for the Company’s subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. The parallel market rate, which is substantially lower than the official rate, may be used to obtain U.S. dollars or other currencies without approval of the government’s currency control organization.

As of September 30, 2009, the Company had 9,322 bolivars, or the equivalent of $4,346 U.S. dollars at the official exchange rate. In October 2009, the Company elected to settle 4,000 bolivars, the equivalent of $1,865 U.S. dollars at the official rate, for $712 U.S. dollars of its intercompany payable balances using the legal parallel market exchange process to mitigate the Company’s currency exchange risk in Venezuela. The Company recorded an exchange loss of $1,153 as a result of using the parallel market rate versus the official rate for the transaction. The Company periodically assesses its ability to obtain U.S. dollars at the official exchange rate.  However, the Company continues to apply for and expects to receive approval from the government of Venezuela to convert is bolivars at the official exchange rate to pay for imported products and other remittances. However, the timing and ability to obtain U.S. dollars in the future at the official exchange rate could adversely affect the Company’s financial condition and results of operations.

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

We also sell our products through a separate division and operating business segment, Synergy Worldwide, which was acquired by us in 2000. Synergy Worldwide offers products with formulations different from those of the Nature’s Sunshine Products offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products. Synergy Worldwide sells products in Japan, the United States, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, the Philippines, Indonesia, the United Kingdom, Germany, Austria, the Netherlands, Norway, Sweden, the Czech Republic, and Australia.

During the first nine months of 2009, we experienced a decline in our consolidated net sales compared to the same period in 2008 of 11.2 percent.  This decline is primarily due to the negative impact of currency exchange rates in our foreign markets, as well as weakening demand in certain foreign markets as a result of current economic conditions.  Our Nature’s Sunshine Products International business segment (“NSP International”) experienced a decline in net sales of approximately 22.3 percent compared to the same period in 2008, while in our domestic business segment (“NSP United States”) net sales decreased approximately 1.6 percent. Our Synergy Worldwide business segment (“Synergy Worldwide”) experienced a decline in net sales revenue of approximately 4.4 percent compared to 2008, primarily due to current economic conditions and foreign currency fluctuations. A significant portion of the decline in our NSP International is the result of significant declines in the values of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, which have increased the price of our products significantly in these markets. Over the same period, our cost of goods sold increased as a percentage of net sales revenue primarily as a result of increased promotions within our foreign markets and increases in the manufacturing costs of some of our products, while our selling, general and administrative expenses decreased primarily as a result of reduced spending in our Russian, Ukrainian, and Eastern European markets as a result of reduced sales in these markets, as well as the positive impact of foreign currency fluctuations in many of our foreign markets.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales for the three months ended September 30, 2009 and 2008 (dollar amounts in thousands).

					Change from
	2009		2008		2008 to 2009
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$85,777	100.0%	$92,661	100.0%	$(6,884)	(7.4)%

Cost of goods sold	17,299	20.2	17,146	18.5	153	0.9
Volume incentives	31,068	36.2	34,580	37.3	(3,512)	(10.2)
SG&A expenses	31,203	36.4	38,864	42.0	(7,661)	(19.7)
Total operating expenses	79,570	92.8	90,590	97.8	(11,020)	(12.2)
Operating income	6,207	7.2	2,071	2.2	4,136	199.7
Other income (expense), net	1,300	1.5	(448)	(0.5)	1,748	390.2
Income before provision for income taxes	7,507	8.7	1,623	1.7	5,884	362.5
Provision for income taxes	5,427	6.3	1,789	1.9	3,638	203.4
Net income (loss)	$2,080	2.4%	$(166)	(0.2)%	$2,246	1,353.0%

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales for the nine months ended September 30, 2009 and 2008 (dollar amounts in thousands).

					Change from
	2009		2008		2008 to 2009
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$253,102	100.0%	$285,023	100.0%	$(31,921)	(11.2)%

Cost of goods sold	50,633	20.0	53,159	18.6	(2,526)	(4.8)
Volume incentives	93,281	36.9	107,634	37.8	(14,353)	(13.3)
SG&A expenses	103,769	41.0	117,882	41.4	(14,113)	(12.0)
Total operating expenses	247,683	97.9	278,675	97.8	(30,992)	(11.1)
Operating income	5,419	2.1	6,348	2.2	(929)	(14.6)
Other income (expense), net	3,048	1.2	(495)	(0.2)	3,543	715.8
Income before provision for income taxes	8,467	3.3	5,853	2.0	2,614	44.7
Provision for income taxes	6,315	2.5	7,163	2.5	(848)	(11.8)
Net income (loss)	$2,152	0.8%	$(1,310)	(0.5)%	$3,462	264.3%

Net Sales Revenue

Net sales revenue for the three and nine months ended September 30, 2009 was $85.8 million and $253.1 million compared to $92.7 million and $285.0 million for the same periods in 2008, decreases of approximately 7.4 percent and 11.2 percent, respectively. The decrease in net sales revenue for the three and nine months ended September 30, 2009 is primarily due to the negative impact of currency exchange rates in our foreign markets as a result of the strengthening of the U.S. dollar against most foreign currencies in which our subsidiaries operate and its impact on consumer demand in these markets, as well as weakening demand in certain foreign markets and our domestic markets as a result of current economic conditions.

Net sales revenue of NSP United States for the three and nine months ended September 30, 2009, was $37.6 million and $113.6 million, respectively, compared to $37.3 million and $115.4 million for the same periods in the prior year, an increase of 0.8 percent and a decrease of 1.6 percent, respectively. The decrease in sales of NSP United States is primarily related to a decrease in consumer demand as a result of current economic conditions in the United States during the first part of the nine months ended September 30, 2009 from the same period in the prior year.

NSP International reported net sales revenue for the three and nine months ended September 30, 2009 of $33.2 million and $98.4 million, respectively, compared to $41.4 million and $126.7 million for the same periods in 2008, decreases of approximately 19.8 percent and 22.3 percent.  The decrease in sales is primarily due to foreign currency fluctuations as a result of the strengthening of the U.S. dollar against the currencies in substantially all markets in which NSP International operates, and the effect of the strengthening U.S. dollar on customer purchasing power for our products in these markets.  A significant portion of the decline in NSP International’s net sales is the result of significant declines in the values of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, which have increased the price of our products significantly in these markets. In the Ukraine, net sales decreased $3.6 million, or 42.5 percent, and $10.8 million, or 42.7 percent, during the three month and nine month ended September 30, 2009, respectively, compared to the same periods in 2008, primarily as a result of a decrease in the Ukrainian hryvnia of approximately 72.0 percent and 64.4 percent, respectively, against the U.S. dollar compared to the same periods in 2008. In Russia, we experienced a decrease in sales of $2.3 million, or 26.5 percent, and $7.5 million, or 25.7 percent, during the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008, primarily as a result of a decrease in the Russian ruble of approximately 29.4 percent and 35.3 percent, respectively, against the U.S. dollar compared to the same periods in 2008. Foreign currency exchange rate fluctuations excluding Ukraine and Russia negatively impacted revenues for the three and nine month periods ended September 30, 2009 by $2.1 million and $6.2 million, respectively, compared to the same periods in 2008.  For the three months and nine months ended September 30, 2009, approximately $1.0 million and $3.0 million, respectively, of the negative foreign currency rate fluctuations relate to Mexico. Excluding the impact of foreign currency fluctuations, sales for Mexico decreased approximately $0.2 million, or 4.5 percent, and $1.3 million, or 9.0 percent, during three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008 primarily due to a corresponding decrease in Distributors as a result of current economic conditions. Excluding the impact of foreign currency fluctuations, we experienced decreases in Japan net sales of $0.9 million or 38.2 percent and $2.4 million, or 32.4 percent during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, as a result of a corresponding decrease in the number of Distributors as well as current economic conditions in Japan.

Net sales revenue of Synergy Worldwide for the three and nine months ended September 30, 2009 was $15.0 million and $41.1 million, respectively, compared to $14.0 million and $43.0 million for the same periods in 2008, an increase of 7.1 percent and a decrease of 4.4 percent, respectively. These changes are primarily due to sales growth in the United States, Indonesia, and Europe, which were offset by declines in Japan due to the current economic conditions in that market. Net sales revenue in the three and nine month periods of 2009 were negatively impacted compared to the prior year by $0.9 million and $2.1 million as a result of the U.S. dollar strengthening against the currencies of the markets in which Synergy Worldwide operates.

We distribute our products to customers through an independent sales force comprised of Distributors and Managers.  A person who joins our independent sales force begins as a “Distributor,” and a Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities.  Active Distributors totaled approximately 695,000 and 713,200, at September 30, 2009 and 2008, respectively.  Active Managers totaled approximately 28,400 and 26,200 at September 30, 2009 and 2008, respectively.

Further information related to the NSP United States, NSP International and Synergy Worldwide is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Goods Sold

For the three and nine months ended September 30, 2009, cost of goods sold, as a percent of net sales revenue, increased to 20.2 percent and 20.0 percent of net sales revenue, respectively, compared to 18.5 percent and 18.6 percent for the same periods in the prior year primarily as a result of additional promotions offered in our foreign markets, increases in raw material costs for some of our products, and reduced production volumes.

Volume Incentives

We pay sales commissions (“Volume Incentives”) to our Managers and Distributors based upon the amount of sales group product purchases. Volume Incentives are a significant part of our direct sales marketing program. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. As a percent of net sales revenue, Volume Incentives decreased during the three and nine months ended September 30, 2009 as compared to the same period in 2008, primarily as a result of decreased Volume Incentives in our United States and Japanese markets. Volume Incentives decreased due to declines in qualifying sales volumes and the impact on the mix of sales within our various markets, which have differing Volume Incentive rates based upon their respective sales marketing programs.

Selling, General and Administrative

Selling, general and administrative expenses as a percent of net sales revenue decreased to 36.4 percent and 41.0 percent in the three and nine months ended September 30, 2009, respectively, compared to 42.0 percent and 41.4 percent for the same periods in 2008. In absolute terms, our selling, general and administrative expenses decreased by $7.7 million for the three months ended September 30, 2009 compared to the same period in 2008, from $38.9 million to $31.2 million, and by $14.1 million for the nine months ended September 30, 2009 compared to the same period in 2008, from $117.9 million to  $103.8 million.  The decreases were primarily due to decreased spending in our Russian, Ukrainian, and Eastern European markets of approximately $1.7 million and $5.6 million during the three and nine months ended September 30, 2009, respectively, as a result of the declines in net sales revenue in these markets. The decreases are also a result of foreign currency fluctuations in our other foreign markets of $1.1 million and $3.4 million, of which $0.3 million and $0.8 million relates to Synergy Worldwide. Within NSP United States selling, general, and administrative costs decreased approximately $2.4 million for the three months ended September 30, 2009 compared to the same period in 2008 due to decreased professional fees compared to the same period in 2008, which fees were primarily related to our significant efforts to become current in the filing of our financial reports during the same quarter last year, as well as other legal matters.  For the nine months ended September 30, 2009, NSP United States selling, general and administrative costs decreased $2.0 million. Approximately $0.3 million and $1.8 million of the decrease in NSP United States selling, general and administrative costs for the three and nine months ended September 30, 2009 are related to decreases  in non-income tax contingencies. The decreases for the nine months ended September 30, 2009 are offset by approximately $0.6 million related to the settlement of the SEC investigation of the Company as described in Note 10 of the Unaudited Condensed Financial Statements in Part 1, Item 1 of this report.

Operating Income (Loss)

Operating income increased $4.1 million during the three months ended September 30, 2009 compared to the same period in 2008, from operating income of $2.1 million to operating income of $6.2 million, and decreased $0.9 million during the nine months ended September 30, 2009 compared to same period in 2008, from operating income of $6.3 million to operating income of $5.4 million. Operating income for NSP International increased $0.7 million and decreased $4.5 million for the three and nine months ended September 30, 2009 compared to same periods in 2008 as a result of decreased sales due to foreign currency fluctuations and general economic conditions within these markets, which had a more significant impact earlier in the nine month period ended September 30, 2009.  Operating losses for Synergy Worldwide remained flat at $4.4 million for the nine months ended September 30, 2009 compared to the same period in 2008. However, its operating losses decreased $1.1 million in the third quarter compared to the same period in the prior year to break-even, primarily due to growth in Synergy Worldwide sales in its United States, Indonesian and European markets as noted above. In addition, the operating income of NSP United States  increased approximately $2.2 million and $3.5 million during the three and nine months ended September 30, 2009 compared with the same periods in 2008 primarily due to decreases  in professional fees related to becoming current with our filings in the same quarter of the prior year in comparison to the current year, the reduction of  non-income tax related contingencies, as well as declines in volume incentives as a percentage of sales during the three and nine months ended September 30, 2009 compared to the same periods in the prior year.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2009 increased $1.7 million and $3.5 million, respectively, compared to the same periods in 2008 primarily due to foreign exchange gains in certain markets based on changes in exchange rates.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur.  For the three months ended September 30, 2009 and 2008, the Company’s provision for income taxes, as a percentage of income before income taxes, was approximately 72.3 percent and 110.2 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2009 and 2008, the Company’s provision for income taxes, as a percentage of income before income taxes, was approximately 74.6 percent and 122.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2009 and 2008, are primarily attributed to increases in tax liabilities associated with uncertain tax positions, the U.S. tax impact of foreign operations, and increases in foreign valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is being recognized.  Tax amounts recorded related to the uncertain tax positions, valuation allowances, and other permanent tax items have a significant impact on the effective tax rate. The effective rate declined in the three and nine-month periods ended September 30, 2009 compared to the same periods in the prior year primarily as a result of the permanent tax items having less impact on the higher pre-tax income.

As of September 30, 2009, the Company had accrued $20,399 (net of $11,277 of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $19,675 (net of $11,277 of other assets related to competent authority and royalty benefits) as of December 31, 2008.  This net increase is primarily attributed to increases in liabilities recorded related to transfer pricing.

In October 2009, the Internal Revenue Service (“IRS”) issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intragroup transfers of property and the disallowance of related deductions. The Company expects to commence administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments. Management believes that the Company has appropriately reserved for these matters at an amount which it believes will ultimately be due upon resolution of the administrative proceedings. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

The Company has also been advised by the IRS that it will begin to examine the Company’s tax returns for the 2006 and 2007 taxable years. The Company anticipates this audit will commence during the quarter ending December 31, 2009. The Company’s U.S. federal income tax returns are open from 2003 to 2008, and the Company has several foreign jurisdictions that have open years between 2003 and 2008.

Although the Company believes its estimates for unrecognized tax benefits are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Such difference could have a material impact on the Company’s income tax provision and operating results in the period in which the Company makes such determination.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including Volume Incentives, capital assets, inventory purchases, and the funding of international expansion. As of September 30, 2009, working capital was $34.3 million compared to $30.2 million as of December 31, 2008. At September 30, 2009, we had $36.3 million in cash and cash equivalents, of which $33.2 million is held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $3.4 million of short-term investments, which are available to be used along with our normal cash flows from operations to fund unanticipated shortfalls in future cash flows.

For the nine months ended September 30, 2009, we generated cash of $1.0 million from operating activities compared to $3.8 million for the same period in 2008.  The decrease in cash provided from operating cash flows is primarily due to decreases in accrued liabilities related to the payment of significant professional fees which were primarily accrued during the prior year, as well as changes in the timing of cash payments related to fluctuations in other operating assets and liabilities.

Capital expenditures for the first nine months of 2009 were $2.5 million related to the purchase of equipment, computer systems and software, compared to $6.8 million, for the same period in the prior year, of which $4.0 million is related to the purchase of a warehouse in Venezuela.

We also had cash proceeds of $2.1 million from the sale of restricted investments during the nine months ended September 30, 2009 and cash proceeds of $0.6 million from the sale of investments available-for-sale during each of the nine month periods ended September 30, 2009 and 2008.

We used cash to pay quarterly dividends of $0.8 million for the nine months ended September 30, 2009 compared to $2.3 million for the same period in 2008.  The Company suspended payment of its quarterly cash dividends, effective the second quarter of 2009, in an effort to conserve cash in the United States.  The suspension of cash dividends is expected to preserve approximately $3.1 million of cash flow on an annual basis.

There were no stock options exercised during the nine months ended September 30, 2009 and 2008.

We believe that working capital requirements can be met for the foreseeable future through our available cash and cash equivalents, and cash generated from operating activities; however, a prolonged economic downturn, a decrease in the demand for our products, the unfavorable settlement of our unrecognized tax positions and non-income tax contingencies could adversely affect our long-term liquidity.  In the event of a significant decrease in cash provided by operating activities, it might be necessary for us to obtain additional external sources of funding.

We do not currently maintain a long-term credit facility or any other external sources of long-term funding; however, we are exploring the issue and believe that such funding could be obtained on competitive terms in the event additional sources of funding become necessary.

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

For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would be more likely than not required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than -temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

For all other debt securities that experience a decline in fair value that is determined to be other-than-temporary and not related to credit loss, we record, net of a tax loss in accumulated other comprehensive income.  The credit loss is recorded within earnings as an impairment loss. Management judgment is involved in evaluating whether a decline in an investment’s fair value is other-than-temporary.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of September 30, 2009 and December 31, 2008, the Company did not consider any of its long-lived assets to be impaired.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when the loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially impact our results of operations in the period of adjustment.

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

Foreign Currency Risk

During the nine months ended September 30, 2009, approximately 54.5 percent of our net sales revenue and approximately 54.1 percent of our operating expenses were realized outside of the United States.  Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States.  The local currency of each international subsidiary is considered its functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar.  All revenues and expenses are translated at average exchange rates for the periods reported.  Therefore, our operating results will be positively or negatively impacted by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency.  Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks.  Our exposure to local currency/functional currency exchange rate risk is not significant. Changes in various currency exchange rates affect the relative prices at which we sell our products.  We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results.  We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part 1, Item 2 of this report.

The following table sets forth a composite sensitivity analysis of our net sales revenue, costs and expenses, and operating income in connection with strengthening of the U.S. dollar (our reporting currency) by 10 percent, 15 percent and 25 percent against every other fluctuating functional currency in which we conduct business.  We note that our individual net sales revenue, cost and expenses, and operating income components are sensitive to increases in the strength of the U.S. dollar on almost a three-to-one percentage point basis, assuming a strengthening of the U.S. dollar by 10 percent, 15 percent and 25 percent against every other fluctuating currency in which we conduct business.

Exchange Rate Sensitivity of Operating Income for the three months ended September 30, 2009 (dollar amounts in thousands)

	For the three
	months	With Strengthening of U.S. Dollar by:
	ended	10%		15%		25%
	September 30, 2009	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
Net sales revenue	$85,777	$(2,947)	(3.4)%	$(4,230)	(4.9)%	$(6,485)	(7.6)%

Cost and Expenses
Cost of goods sold	17,299	(491)	(2.8)	(704)	(4.1)	(1,080)	(6.2)
Volume incentives	31,068	(1,146)	(3.7)	(1,643)	(5.3)	(2,520)	(8.1)
Selling, general and administrative	31,203	(1,082)	(3.5)	(1,553)	(5.0)	(2,381)	(7.6)

Operating income	$6,207	$(228)	(3.7)%	$(330)	(5.3)%	(504)	(8.1)%

Exchange Rate Sensitivity of Operating Income for the nine months ended September 30, 2009 (dollar amounts in thousands)

	For the nine
	months	With Strengthening of U.S. Dollar by:
	ended	10%		15%		25%
	September 30, 2009	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
Net sales revenue	$253,102	$(8,271)	(3.3)%	$(11,868)	(4.7)%	$(18,197)	(7.2)%

Cost and Expenses
Cost of goods sold	50,633	(1,453)	(2.9)	(2,084)	(4.1)	(3,196)	(6.3)
Volume incentives	93,281	(3,263)	(3.5)	(4,681)	(5.0)	(7,178)	(7.7)
Selling, general and administrative	103,769	(3,407)	(3.3)	(4,889)	(4.7)	(7,496)	(7.2)

Operating income	$5,419	$(148)	(2.7)%	$(214)	(3.9)%	(327)	(6.0)%

The following table sets forth a composite sensitivity analysis of our assets and liabilities by balance sheet line items that are subject to exchange rate risk, together with the total gain or loss from the strengthening of the U.S. dollar in relation to our various fluctuating functional currencies. The sensitivity of our assets and liabilities, taken by balance sheet line items, is somewhat more than the sensitivity of our operating income to increases in the strength of the U.S. dollar in relation to other fluctuating currencies in which we conduct business.

Exchange Rate Sensitivity of Balance Sheet (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
	As of	10%		15%		25%
	September 30, 2009	Gain (Loss) ($)	Gain (Loss) (%)	Gain (Loss) ($)	Gain (Loss) (%)	Gain (Loss) ($)	Gain (Loss) (%)

Current Assets subject to Exchange Rate Risk
Cash and cash equivalents	$36,263	$(2,833)	(7.8)%	$(4,064)	(11.2)%	$(6,232)	(17.2)%
Accounts receivable, net	11,921	(420)	(3.5)%	(603)	(5.1)%	(924)	(7.8)%

Current Liabilities subject to Exchange Rate Risk
Accounts payable	7,498	162	2.2%	233	3.1%	357	4.8%
	Total Loss from Strengthening of U.S. Dollar	(3,091)		(4,434)		(6,799)

The following table sets forth the local currencies other than the U.S. dollar in which our assets and liabilities that are subject to exchange rate risk were denominated as of September 30, 2009 and exceeded $1 million upon translation into U.S. dollars.  We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency (dollar amounts in thousands)

Cash and Cash Equivalents	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of September 30, 2009
Canada (Dollar)	$2,351	1.1
Colombia (Peso)	1,411	1,938.5
Indonesia (Rupiah)	1,253	9,746.6
Japan (Yen)	8,494	90.0
Korea (Won)	2,404	1,190.6
Mexico (Peso)	1,957	13.6
Venezuela (Bolivar)	4,346	2.1
Other	6,465	Varies
Total	$28,681

Accounts Receivable
Japan (Yen)	$1,482	90.0
Other	3,140	Varies
Total	$4,622

The Company currently has no cash held in either the Russian ruble or the Ukrainian hryvnia.

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

Nine months ended September 30,	2009	2008
Canada (Dollar)	1.2	1.0
Japan (Yen)	94.8	105.8
Mexico (Peso)	13.6	10.5
Venezuela (Bolivar)	2.1	2.1

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar if they are considered material to the consolidated financial statements. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors. There were no countries considered to have a highly inflationary economy during 2008 or the nine months ended September 30, 2009.

As of September 30, 2009, the Company had approximately $4.3 million in cash denominated in Venezuelan bolivar fuertes. Our access to these funds for use within Venezuela is not restricted. Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company.  The market rate, which is substantially lower than the official rate, may be used to obtain U.S. dollars or other currencies without approval of the government’s currency control organization.  Our Venezuelan subsidiary continues to apply for and expects to receive approval from the government of Venezuela to convert its bolivar fuertes into U.S. dollars at the official exchange rate to pay for imported products and other remittances.  As a result, we continue to use the official exchange rate of 2.15 bolivar fuertes to the U.S. dollar to translate the financial statements of our Venezuelan subsidiary into U.S. dollars. However, the application and approval process has been delayed in recent periods, and the timing and ability to obtain U.S. dollars in the future at the official exchange rate remains uncertain. Unless the official exchange rate is made more readily available, however, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources.

Inflation in Venezuela has continued to increase over the past few years, and it is possible that Venezuela will be designated a highly inflationary economy no later than the beginning of our 2010 fiscal year.  Additionally, the Venezuelan government may change the official rate. If this were to occur, gains and losses resulting from the translation of our Venezuelan subsidiary would be recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official exchange rate, then our earnings could be negatively impacted.  In addition, revenue and operating income would be impacted on an ongoing basis as a result of the devaluation. For the nine months ended September 30, 2009, our operations in Venezuela generated approximately 3.7% of our net sales revenue.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of marketable securities. On September 30, 2009, we had investments of $3.4 million, of which $2.4 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations.

Item 4.    CONTROLS AND PROCEDURES

Overview

Management identified certain material weaknesses which are described in our Annual Report on Form 10-K/A for the year ended December 31, 2008.  During 2009 and through the date of this filing, management has been focused on remediating these material weaknesses.  This overview discusses management’s evaluation of our disclosure controls and procedures as of September 30, 2009.  In addition, this item provides a summary of the status of each of the previously identified material weaknesses, followed by a discussion of management’s evaluation of disclosure controls and procedures, and management’s efforts to remediate the material weaknesses, as set forth in the table below.

During the quarter ended September 30, 2009, the Company completed the remediation related to the financial reporting process material weakness.  As shown below, the other two material weaknesses reported as of December 31, 2008 remain material weaknesses as of September 30, 2009, for which remediation efforts are in process.

Material Weakness Reported as of December 31, 2008	Status as of September 30, 2009
1. Accounting for Taxes	Remediation in process
2. Financial Reporting Process	Remediated
3. Information Technology:
Access Control	Remediation in process
Change Management	Remediation in process
Spreadsheets	Remediation in process

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

In connection with the preparation of this report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009, as a result of the existence of material weaknesses in our internal control over financial reporting.

Since December 31, 2008, we have made significant progress in improving our disclosure controls and procedures. We have taken, and are taking, the actions described below under “Remediation Actions Relating to Remaining Material Weaknesses” to remediate the remaining material weaknesses in our internal control over financial reporting.

We continue to strive to improve our processes to enable us to provide complete and accurate public disclosure. Management believes that we will not be able to conclude that our disclosure controls and procedures are effective until the material weaknesses have been fully remediated.

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

Changes in Internal Control over Financial Reporting

Overview

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the period from January 1, 2009 through September 30, 2009 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on management’s assessment, significant changes were implemented and tested during the period from January 1, 2009 through September 30, 2009 to continue the remediation of our material weaknesses in internal control over financial reporting.

Management believes the measures that we have implemented during 2009 to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting since December 31, 2008. Changes in our internal control over financial reporting from January 1, 2009 through September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Actions Relating to Remaining Material Weaknesses

The discussion below describes the actions that management took during 2008 and is currently in the process of taking in 2009 to remediate our remaining material weaknesses in internal control over financial reporting.

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

Description of 2009 Remediation Actions

In late 2008, we hired an Executive Director of Corporate Tax and during 2009 have utilized outsourced service providers for tax consulting services to assist in our accounting for income taxes and the recording of non-income tax contingencies. In October 2009, the Company engaged tax consultants with specific expertise related to the remediation of accounting for taxes to assist the Company in completing the remediation of its material weakness in this area.  We continue to evaluate our tax process and tax resource requirements. We continue to work towards the completion of delinquent foreign statutory filings identified during the prior years as result of management’s analysis, as well as refining our process to help ensure timely completion of future filings. In addition, in 2008 our management performed an analysis with the assistance of outside consultants to assess, estimate, and record the exposure related to our uncertain tax positions and non-income tax contingencies in accordance with GAAP. During 2009, we are continuing to monitor and assess the uncertain tax positions and non-income tax contingencies and are evaluating and implementing plans to reduce these contingencies.  We continue to evaluate the adequacy of our tax resources.  This material weakness still exists, and the Company is in the process of remediating this material weakness.

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

Description of 2009 Remediation Actions

During 2008, we redesigned and implemented improved procedures and controls related to our monthly and quarterly close processes including account reconciliations, enhancement of the formal monthly close and reporting checklists, variance analysis of financial statement fluctuations, and budget to actual reviews.  As a result of the remediation efforts, the Company has completed its regulatory filings during 2009 as required by the rules of the SEC.  Our remediation efforts during the second and third quarters of 2009 included the enhancement and testing of the processes and controls instituted in the prior year.  We believe that these remediation efforts have improved our financial reporting process and that the material weakness has been effectively remediated at September 30, 2009.

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

Description of 2009 Remediation Actions

Access Control — During 2008, management performed a broad and detailed analysis of user access to the applications we have determined to have a material impact on our financial reporting for our domestic locations and  implemented formal training of managers and others who grant and approve access to these data programs, as well as providing managers and employees with better data program descriptions and other tools to assist in their understanding if the access of their subordinates violates segregation of duties or access controls.  In addition, detailed quarterly security reviews have been instituted. During 2009, the Company is continuing to refine the processes and procedures put in place.  During the third quarter of 2009, the Company also purchased and implemented a software package to automate the monitoring of user access controls and segregation of duties.  The Company’s internal audit group is in the process of validating the Company’s access controls.

Change Management — During 2008, management continued implementation of enhanced procedures to control changes to the production environment, the retention of adequate documentation, as well as redesigning job descriptions, assigned roles, and segregation of duties within the change control process of certain of the Company’s application systems.  During 2009, the Company is continuing to refine the processes and procedures put in place.  In addition, the Company is implementing additional measures to ensure that adequate documentation is retained. During the third quarter of 2009, the Company purchased and implemented a software package to assist in the monitoring of change management of the Company’s critical application systems.  The Company is currently implementing this software package at its subsidiary Synergy Worldwide. Additionally, limiting developer access to production systems has been addressed. The Company’s internal audit group is currently in the process of testing the Company’s change management controls.

Spreadsheets — During 2008, management designed and implemented procedures to inventory, assess the risk of, and rank our critical financial reporting spreadsheets that have a material impact on our financial reporting, including the implementation of enhanced review procedures. During 2009, management continues to perform detailed testing at locations that have a material impact on our financial reporting around security and change management for spreadsheets. Management has further enhanced the design of our controls over spreadsheets by establishing procedures for benchmarking critical spreadsheets to ensure that formulas are appropriate and protected, and that the logic and design of the spreadsheets is appropriate and consistent. During the third quarter of 2009, management implemented an application package that allows the Company to audit and track changes to its critical spreadsheets.  The Company is in the process of completing the audits on its critical spreadsheets.  Management is also in the process of implementing an application package that will facilitate a worldwide consolidation and reduce our reliance on spreadsheets.  In addition, our information technology management has selected an application to provide for a world-wide standardization of the general ledger system, which has been deployed in several markets. Management has developed a timeline for completing the implementation of this application globally.

Although the material weakness related to Access Control, Change Management, and Spreadsheets still exists in some areas of the Company, we have committed substantial resources to completing remediation of this material weakness.

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

As of December 31, 2008, we had one securities class-action lawsuit pending against us, former members of our Board of Directors and present and former members of management that relate to the internal investigation and the restatement of our financial statements. The lawsuit and other legal matters in which we have become involved following the announcement of the restatement are described in Note 10 to the Unaudited Condensed Consolidated Financial Statements in Part 1of this report. The class-action suit was the subject of a successful mediation in which the parties, including the Company’s insurance carrier, orally agreed to settle the litigation.  The parties have since entered into a  Stipulation and Agreement of Settlement (the “Stipulation”), which sets forth all the terms and conditions of the settlement, including the form and manner of providing notice to the class and the form of the parties’ proposed order and final judgment.  As set forth in the Stipulation, the proposed settlement will not become final until a number of conditions are satisfied, including the Stipulation receiving both preliminary and final approval from the Court.  The Court has now granted preliminary approval of the Stipulation and set a hearing for February 9, 2010 to determine whether or not to grant final approval of the Stipulation.

If the Stipulation does not receive final approval from the Court, the case will be returned to the litigation track and would most likely be subject to a new scheduling order.  As of the date of the mediation, the case was in the early stages of discovery and trial was not scheduled to commence until January 24, 2011.  If the case is returned to the litigation track, the Company and the other defendants will continue to vigorously defend themselves against the allegations in the lawsuit. We are not able to predict the outcome if the case is returned to the litigation track; however, if we are unsuccessful in our efforts to defend against the allegations raised in the litigation, our business and financial condition would likely be negatively impacted. Among other consequences of a negative outcome of the litigation, we could become obligated to pay damages in an amount that would adversely affect our financial condition, results of operations, or cash flows.

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

We maintain insurance that may provide coverage for the potential consequences of a negative outcome of the litigation described above. We have given notice to our insurers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies in question as a result of our restatement of our financial statements. The Company’s directors’ and officers’ liability insurer has agreed, as part of the Stipulation, to fully fund the proposed $6 million settlement. If, however, the Court refuses to give final approval to the Stipulation, the case will return to the litigation track. If this were to occur, there can be no assurance that the insurers will not seek to deny coverage or rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, our ultimate liability will exceed the available insurance.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 6, 2009 we held our 2009 Annual General Meeting of Shareholders. There were 12,943,408 common shares present either in person or by proxy. At this meeting, our shareholders voted upon the matters set forth below:

Proposal 1	For	Withheld
To elect two Class I Directors, each for a term of one year
Willem Mesdag	12,907,121	36,287
Jeffrey D. Watkins	12,907,737	35,671

To elect two Class II Directors, each for a term of two years
Michael D. Dean	12,901,886	41,522
Douglas Faggioli	12,847,388	96,020
Candace K. Weir	12,907,529	35,879

To elect two Class III Directors, each for a term of three years
Albert R. Dowden	12,902,019	41,389
Pauline Hughes Francis	12,627,848	315,560
Kristine F. Hughes	12,853,877	89,531

Proposal 2	For	Against	Abstain

Amendments to Restated Articles of Incorporation to modify or remove certain provisions and to make other technical changes.	12,908,912	28,140	6,356

Proposal 3	For	Against	Abstain

Amendment to Restated Articles of Incorporation to modify the purpose of the Company.	12,915,501	18,870	9,037

Proposal 4	For	Against	Abstain

Amendments to Restated Articles of Incorporation to authorize the Board of Directors to adopt, amend, alter and repeal the Bylaws.	12,608,955	328,085	6,368

Proposal 5	For	Against	Abstain

Amendment to Restated Articles of Incorporation to modify certain provisions relation to the terms of directors.	12,889,954	47,344	6,110

Proposal 6	For	Against	Abstain

Amendments to Restated Articles of Incorporation to eliminate personal liability, to the extent permitted by law, of the Company’s directors and officers and provide indemnification of its directors, officers, employees, fiduciaries and agents.	12,883,703	56,246	3,459

Proposal 7	For	Against	Abstain

Amendment to Restated Articles of Incorporation to increase authorized shares of common stock from 20,000,000 to 50,000,000 and to clarify certain rights and preferences of common stock.	12,578,252	359,096	6,060

Proposal 8	For	Against	Abstain

Amendments to Restated Articles of Incorporation to create a new class of stock designated as preferred stock and to authorize the issuance of up to 10,000,000 shares of preferred stock.	12,502,357	434,033	7,018

Proposal 9	For	Against	Abstain

Amendment to Restated Articles of Incorporation to require a showing of cause for shareholders to remove directors.	12,566,256	372,952	4,200

Proposal 10	For	Against	Abstain

Amendment to Restated Articles of Incorporation to require a shareholders to act by shareholder meeting and not by written consent.	12,579,866	354,378	9,164

Proposal 11	For	Against	Abstain

Amendment to Restated Articles of Incorporation to enhance shareholder voting requirements to adopt, amend or repeal bylaws.	12,584,231	352,584	6,593

Proposal 12	For	Against	Abstain

Amendments to Restated Articles of Incorporation to authorize the Board to Directors to fix the number of directors and to fill vacancies on the Board.	12,580,776	357,813	4,819

Proposal 13	For	Against	Abstain

Amendment to Restated Articles of Incorporation and the Bylaws to enhance shareholder voting requirements to alter, amend or repeal certain provisions of the Articles of Incorporation and the Bylaws.	12,577,179	359,984	6,245

Proposal 14	For	Against	Abstain

Amendment and Restatement of the Bylaws.	12,586,334	350,801	6,273

Proposal 15	For	Against	Abstain

Adoption of the Nature’s Sunshine Products, Inc. 2009 Stock Incentive Plan, under which 750,000 shares of common stock will be reserved for issuance.	12,762,217	174,396	6,795

Proposal 16	For	Against	Abstain

Ratification and appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.	12,917,946	23,243	2,219

Item 5.        OTHER INFORMATION

At the 2009 Annual General Meeting of Shareholders held on November 6, 2009, the shareholders approved an amendment and restatement of the Bylaws of the Company to, among other things, revise the advance notice provisions with respect to shareholder nominations for members of the Board of Directors.  The general purpose of the advance notice bylaw is to give the Company and its shareholders adequate time and information to consider the nominees to be presented by shareholders at a shareholder meeting.

The Company’s Amended and Restated Bylaws provide that nominations to the Board of Directors must be made by timely notice in writing to the Company’s Secretary.  To be timely, a shareholder’s notice must be received at the Company’s principal executive offices no later than the close of business on the sixtieth (60th) day, and no earlier than the close of business on the ninetieth (90th) day, prior to the anniversary date of the immediately preceding annual meeting.

The Amended and Restated Bylaws also provides that, in the event that no annual meeting was held in the previous year or the annual meeting is called for a date that is more than thirty (30) days before or after such anniversary date, then notice of nomination(s) to the Board of Directors must be received by the Company no earlier than the close of business on the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of (i) the sixtieth (60th) day prior to such annual meeting and (ii) the tenth (10th) day following the day on which public disclosure of the date of the meeting was made by the Company.  In the event of a special meeting of shareholders for the purpose of electing directors, to be timely, a shareholder’s notice must be received at our principal executive offices no earlier than one hundred twentieth (120th) day prior to such special meeting and not later than the ninetieth (90th) day prior to such special meeting, or if later, the tenth (10th) day following the day on which public disclosure of the date of such special meeting was first made.

The foregoing description of the amendment and restatement of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws being filed with this report as Exhibit 3(ii) and incorporated by reference herein.

Item 6.        EXHIBITS

a)     Index to Exhibits

Item No.	Exhibit
3(i)(1)	Amended and Restated Articles of Incorporation of the Company, filed with the Secretary of State of the State of Utah on November 9, 2009

3(ii)(1)	Amended and Restated Bylaws of the Company

31.1(1)	Certification of Chief Executive Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

31.2(1)	Certificate of Chief Financial Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)           Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: November 9, 2009	/s/ Douglas Faggioli
Douglas Faggioli, President and Chief Executive Officer

Date: November 9, 2009	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial
Officer and Treasurer