Form 10-K
period 2009-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2010-03-16
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009 was approximately $36,116,631 based on the closing price of $5.25 as quoted by Nasdaq Capital Market on June 30, 2009.

The number of shares of Common Stock, no par value, outstanding on March 5, 2010 is 15,510,159 shares.

EXPLANATORY NOTES

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2009

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

Our operations are conducted in the United States as well as in various other countries. Our subsidiaries are located in Mexico, Central America, Canada, Venezuela, the Dominican Republic, Japan, Ecuador, the United Kingdom, Colombia, Peru, Israel, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, Belarus, China, Poland and Brazil. We export our products to several other countries, including Argentina, Australia, Chile, New Zealand and Norway.

We also sell our products through a separate division, Synergy Worldwide. Synergy Worldwide sells products in the United States, Japan, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, the Philippines, Indonesia, the United Kingdom, Germany, Austria, the Netherlands, Norway, Sweden, Australia, Canada, Mexico, and the Czech Republic.

Business Segments

We are principally engaged in one line of business: the manufacturing and marketing of nutritional and personal care products. We conduct our business through three reportable business segments. Two of the reportable business segments operate under the Nature’s Sunshine Products name and are divided based on geographic operations: a United States segment (“NSP United States”) and an international segment (“NSP International”). Our third reportable business segment operates under the Synergy Worldwide name, a division that was acquired by us in 2000. Synergy Worldwide offers products with formulations that are sufficiently different from those of the Nature’s Sunshine Products offerings to warrant its treatment as a separate reportable segment . In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products. Information by business segment for each of our last three fiscal years regarding net sales revenue and operating income, and information by business segment as of the end of our last two fiscal years regarding identifiable assets, are set forth in Note 12 of the Notes to Consolidated Financial Statements set forth in Item 8 of this report.

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

Herbal Products

We manufacture a wide selection of herbal products, which are sold in the form of capsules or tablets. These capsules or tablets contain herb powder or a combination of two or more herb powders. We also produce both single herbs and herb combinations in the form of liquid herbs and extracts. Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base. Extracts are created by dissolving powdered herbs into liquid solvents that separate the key elements of the herbs from the fibrous plant material. For the years ended December 31, 2009, 2008 and 2007, herbal products accounted for approximately 48.5, 49.6 and 52.9 percent of net sales revenue for NSP United States, respectively.  We believe these percentages reasonably reflect the proportions experienced by the Company on a consolidated basis.

Vitamins and Mineral Supplements

We manufacture a wide variety of single vitamins, which are sold in the form of chewable or non-chewable tablets. We also manufacture several multiple vitamins and mineral supplements, including a line containing natural antioxidants. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form. For the years ended December 31, 2009, 2008, and 2007, vitamins and mineral supplements accounted for approximately 44.1, 44.4, and 41.6 percent of  net sales revenue for NSP United States, respectively. We believe these percentages reasonably reflect the proportions experienced by the Company on a consolidated basis.

Personal Care Products

We manufacture or contract with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste, and skin cleanser. For the years ended December 31, 2009, 2008, and 2007, personal care products accounted for approximately 3.1, 2.8, and 2.3 percent of net sales revenue for NSP United States, respectively. We believe these percentages reasonably reflect the proportions experienced by the Company on a consolidated basis.

Other Products

We manufacture or contract with independent manufacturers to supply a variety of other products, including a variety of nutritional drinks, homeopathic products, and powders. For the years ended December 31, 2009, 2008, and 2007, other products accounted for approximately 4.3, 3.2, and 3.2 percent of net sales revenue for NSP United States, respectively. We believe these percentages reasonably reflect the proportions experienced by the Company on a consolidated basis.

Distribution and Marketing

Our independent Distributors market our products to consumers through direct-selling techniques, as well as sponsoring other Distributors. We seek to motivate and provide incentives to our independent Distributors by offering high quality products and providing our Distributors with product support, training seminars, sales conventions, travel programs, and financial benefits.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Columbus, Ohio; Dallas, Texas; and Atlanta, Georgia. Most of our international operations maintain warehouse facilities with inventory to supply their customers.

Demand for our products is created primarily from our independent Distributors. As of December 31, 2009, we had approximately 697,200 active Distributors worldwide, which included approximately 253,400 Distributors in the United States. A person who joins our independent sales force begins as a “Distributor.” An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor or by signing up through the Company, where they will then be assigned a sponsor. Each Distributor is required to renew his or her distributorship on a yearly basis; our experience indicates that, on average, approximately 45 percent of our Distributors renew annually. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities. As of December 31, 2009, we had approximately 28,700 independent Managers worldwide, including approximately 6,900 independent Managers in the United States. Managers resell our products to Distributors within their sales group, sell our products directly to consumers, or use the products themselves. Historically, on average, approximately 63 percent of Distributors appointed as Managers have continued to maintain that status annually.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our United States operation extends short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions (“Volume Incentives”) to our independent Managers and Distributors based upon the amount of sales group product purchases. Generally, a portion of these Volume Incentives are paid to the applicable Manager as a rebate for product purchases made by the Manager and the Manager’s down-line Distributors. Volume Incentives are recorded as an expense in the year earned. The remaining portion of these Volume Incentives is paid in the form of commissions for purchases made by the Manager’s down-line Distributors. The amounts of Volume Incentives that we paid during the years ended December 31, 2009, 2008, and 2007 are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive Volume Incentives, Managers who qualify by attaining certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, sales convention privileges, and travel awards.

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

Inventories

In order to provide a high level of product availability to our independent Distributors and Managers, we maintain a considerable inventory of raw materials in the United States and of finished goods in most countries in which we sell our products. Due to different regulatory requirements across the countries in which we sell our products, our finished goods inventories reflect product labels and sometimes product formulations specific for each country. Our inventories are subject to obsolescence due to finite shelf lives.

Dependence upon Customers

We are not dependent upon a single customer or a few customers, the loss of which we believe would have a material adverse effect on our business.

Backlog

We typically ship orders for our products within 24 hours after receipt. As a result, we have not historically experienced significant backlogs.

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and sell brands that are, through advertising and promotions, better known to consumers. We compete in the nutritional and personal care industry against companies that sell through retail stores as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, discount stores, etc. In addition to competition with these manufacturers and retailers, we compete for product sales and independent distributors with many other direct sales companies, including Herbalife, Pharmanex

(NuSkin), USANA, Shaklee, Mannatech and Amway, among others. The principal competitors in the retail encapsulated and tableted herbal products market include Nature’s Way, NOW, Rexall Sundown, and Nutraceuticals. We believe that the principal components of competition in the direct sales marketing of nutritional and personal care products are quality, price, and brand recognition. In addition, the recruitment, training, travel, and financial incentives for the independent sales force are important factors.

Research and Development

We conduct research and development activities at our manufacturing facility located in Spanish Fork, Utah. Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $2.0 million in 2009, $2.0 million in 2008, and $1.9 million in 2007. During the three years in the period ended December 31, 2009, we did not contract for any third-party research and development.

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

Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies. The most active of these is the Food and Drug Administration (“FDA”), which regulates our products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated there under. The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the “NLEA”) and the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”).

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

International Operations

A significant portion of our net sales are concentrated within the United States, which represented 45.0 percent of net sales in 2009. Outside of the United States, Russia is our largest market, representing 8.8 percent of net sales during 2009, while Japan follows close behind, representing 8.2 percent of net sales during 2009. As we continue to expand internationally, our operating results will likely become more sensitive to economic and political conditions in foreign markets, as well as to foreign currency fluctuations.  A breakdown of net sales revenue by region in 2009, 2008, and 2007 is set forth below.

(Dollar amounts in thousands)

Year Ended December 31,	2009		2008		2007
Net Sales Revenue:
United States	$154,217	45.0%	$151,332	40.6%	$152,943	42.4%
Foreign
Russia	30,097	8.8	40,419	10.8	31,023	8.6
Japan	28,125	8.2	38,972	10.4	45,554	12.6
Other	130,584	38.0	142,511	38.2	131,354	36.4
Total Foreign	188,806	55.0	221,902	59.4	207,931	57.6
	$343,023	100.0%	$373,234	100.0%	$360,874	100.0%

Our sales of nutritional and personal care products are established internationally in Mexico, Central America, Canada, Venezuela, the Dominican Republic, Japan, Ecuador, the United Kingdom, Colombia, Peru, Israel, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, Belarus, China, Poland, Brazil, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, the Philippines, Indonesia, Germany, Austria, the Netherlands, Norway, Sweden, and the Czech Republic. We also export our products to several other countries, including Argentina, Australia, Chile, New Zealand, and Norway.

Our international operations are conducted in a manner we believe is comparable with those conducted in the United States; however, in order to conform to local variations, economic realities, market customs, consumer habits, and regulatory environments, differences often exist in the products and in the distribution and marketing programs.

Our international operations are subject to many of the same risks faced by our United States operations, including competition and the strength of the local economy. In addition, our international operations are subject to certain risks inherent in carrying on business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The significance of these risks increases as our international operations continue to expand. A significant portion of our long-lived assets are located in the United States and Venezuela.  Information by region for each of our last two fiscal years regarding our long-lived assets is set forth in Note 12 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this report.

Executive Officers

The Company’s executive officers, as of the date of this report, are as follows:

Name	Age	Position	Served in Position Since
Douglas Faggioli	55	President and Chief Executive Officer	2003
Stephen M. Bunker	51	Executive Vice President, Chief Financial Officer and Treasurer	2006
Jamon Jarvis	43	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	2007
Greg Halliday	45	President—U.S. Sales, Nature’s Sunshine Products	2006
Bryant J. Yates	36	President—International, Nature’s Sunshine Products	2007
John R. DeWyze	53	Executive Vice President—Operations, Nature’s Sunshine Products	2002
William J. Keller	67	Vice President—Health Sciences and Educational Services	2001
Lynda Marie Hammons	55	Vice President—Quality and Regulatory Affairs	2001

Douglas Faggioli.  Mr. Faggioli is the President and Chief Executive Officer of our Company. Prior to his appointment as President and Chief Executive Officer in November 2003, Mr. Faggioli served as Executive Vice President and Chief Operating

Officer of our Company. He began his employment with us in 1983 and has served as one of our officers since 1989 and currently serves as a director of our Company. He is a Certified Public Accountant. On March 12, 2010, Mr. Faggioli informed the Board of Directors of his intent to step down as President and Chief Executive Officer, as well as a Member of the Company’s Board of Directors effective June 30, 2010.

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

Jamon Jarvis.  Mr. Jarvis is the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of our Company. He has served in this position since March 2007. Prior to his appointment, Mr. Jarvis served as General Counsel and Chief Financial Officer of InterNetwork, Inc., in San Francisco, California, from January 2004 to November 2006, and as Executive Vice President Finance, General Counsel and Corporate Secretary at Spontaneous Technology, Inc., in Salt Lake City, Utah, from September 2001 to October 2003. Mr. Jarvis received his B.A. in History in 1990 from Brigham Young University and his J.D. in 1993 from Cornell Law School.

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

John R. DeWyze.  Mr. DeWyze is the Executive Vice President—Operations for Nature’s Sunshine Products and has served in this position since 2002. Mr. DeWyze received his B.S. in Chemistry in 1981 from Grand Valley State University and his M.B.A. in 1994 from the University of Southern Indiana.

William J. Keller.  Dr. Keller is the Vice President—Health Sciences and Educational Services for Nature’s Sunshine Products. He was appointed to serve in this capacity in April 2001. Prior to joining our Company, Dr. Keller was the Department Chair/Professor in the School of Pharmacy at Samford University and Northeast Louisiana University. Dr. Keller received his B.S. in Pharmacy and M.S. in Pharmaceutical Sciences from Idaho State University. In 1972, the University of Washington awarded him a Ph.D. in Pharmacognosy.

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

Employees

The number of individuals we employed as of December 31, 2009 was 1,191. We believe that our relations with our employees are satisfactory.

Available Information

Our principal executive office is located at 75 East 1700 South, Provo, Utah 84606. Our telephone number is (801) 342-4300 and our Internet website address is http://www.natr.com. We make available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as practicable after we electronically file these documents with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee.

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

The economic slowdown in the markets in which we do business has reduced consumer demand for our products.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. For instance, in the last fiscal quarter of 2008, we began to see changes in our consumer spending habits in the United States, Russia, Asian and Latin American markets due to the current general economic slowdown, which has resulted in lower net sales of our products. The current general economic slowdown in the markets in which we do business and an uncertain economic outlook may continue to adversely affect consumer spending habits and customer traffic, which may result in lower net sales of our products.  A prolonged global economic downturn could have a material negative impact on our financial position, results of operation, or cash flows.

Currency exchange rate fluctuations have lowered our revenue and net income.

In 2009, we recognized approximately 55.0 percent of our revenue in markets outside the United States, of which 36.2 percent was recognized in each market’s respective local currency (other than the U.S. dollar). We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. Because a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings have in the past and are likely to continue to be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. These fluctuations had a generally negative effect on our revenue in 2009 as compared to 2008 beginning in the fourth quarter 2008.  During the fourth quarter for the year ended December 31, 2008, we began to see a decline in our global net sales of our products of approximately 4.7 percent as a result of changes in global economic conditions in the markets in which our business segments operate.  The decline was primarily driven by strengthening of the U.S. dollar against most major currencies of the markets in which we operate. During 2009, we have experienced a continuing decline in our global net sales as a result of the U.S. dollar strengthening against most major currencies, which is a reversal of the trend for prior years.  For instance, the U.S. dollar increased approximately 26.2 percent from the end of the third quarter of 2008 to the end of the fourth quarter 2008 against the Mexican peso and the weighted average exchange rate used to translate revenues and expenses from Mexico has also weakened 22.7 percent for the year ended December 31, 2009 compared to 2008 as a result of the U.S. dollar strengthening against the Mexican peso.  However, during 2009, we began to see some stabilization in the average exchange rates used to translate revenues and expenses over the course of the year for most of the markets in which we operate. If exchange rates were to change in future periods relative to those experienced during the end of 2008 and the beginning of 2009, it could have a significant impact on our revenue in future periods. As operations expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition.

Some of the markets in which we operate may become highly inflationary.

Inflation is another risk associated with our international operations. For example, as of January 1, 2010, Venezuela has been designated as a highly inflationary economy under generally accepted accounting principles in the United States of America (“U.S. GAAP”). As a result, beginning January 1, 2010, the U.S. dollar will be the functional currency for our subsidiaries in Venezuela. Going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses will be reflected in earnings, which could result in volatility within our earnings, rather than as a component of comprehensive income within shareholders’ equity.

Some of the markets in which we operate have currency controls in place which may restrict the repatriation of cash.

The possibility that foreign governments may impose currency remittance restrictions is another risk faced by our international operations. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to repatriate cash at exchange rates beneficial to the Company, which could have a material adverse effect on our financial position, results of operations, or cash flows.

For example, as of December 31, 2009, we had approximately $2.0 million in cash denominated in Venezuelan bolivar fuertes. Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends back to the Company. While to date we have been able to receive approval from the government of Venezuela to obtain U.S. dollars at the official exchange rate, no assurances can be given that we will continue to receive such approval, or that other markets in which we operate will enact similar restrictions.

Availability and integrity of raw materials could become compromised.

We depend on outside suppliers for raw materials. We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We have many agreements for the supply of materials used in the manufacture of our products in order to hedge against shortages or potential spikes in material costs. We also contract with third-party manufacturers and suppliers for the production of some of our products. In the event we were to lose any significant suppliers and experience any difficulties in finding or transitioning to alternative suppliers, it could result in product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide us the raw materials in the quantities and at the appropriate level of quality we request or at a price we are willing to pay. We are also subject to the delays caused by any interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions, and natural disasters or other catastrophic events.

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

As a U.S. company doing business in many international markets, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between our parent Company and our subsidiaries. These pricing laws are designed to ensure that appropriate levels of income and deductions are reported by our U.S. and foreign entities and that they are taxed appropriately. Regulators in the United States and in foreign markets closely monitor our corporate structures, intercompany transactions, and how we effectuate intercompany fund transfers. If regulators challenge our corporate structures, transfer pricing methodologies or intercompany transfers, our operations may be harmed, and our effective tax rate may increase. We are eligible to receive foreign tax credits in the United States for certain foreign taxes actually paid abroad. In the event any audits or assessments are concluded adversely to us, we may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of governmental agencies.

In early 2006, the Internal Revenue Service began an audit of the Company’s income tax returns. This audit is ongoing and covers income tax returns for the years 2003 through 2008. See Item 3, “Legal Proceedings — Audit of U.S. Federal Tax Return 2003-2008”. We cannot predict what impact, if any, and the materiality of such impact, if any, the conclusion of these matters may have on our financial statements.

We collect and remit sales tax in states in which we have determined that nexus exists.  Other states may, from time to time, claim we have state-related activities constituting a sufficient nexus to require such collection.

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

As a manufacturer and distributor of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in alleged injury to consumers due to tampering by unauthorized third parties or product contamination and/or other causes. We have historically had a very limited number of product claims or reports from individuals who have asserted that they have suffered adverse consequences as a result of using our products. We have established a wholly-owned captive insurance company to provide us with product liability insurance coverage and have accrued an amount that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based upon our history. There can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations, or cash flows.

Inventory obsolescence due to finite shelf lives could adversely affect our business.

In order to provide a high level of product availability to our independent Distributors and Managers, we maintain a considerable inventory of raw materials in the United States and of finished goods in most countries in which we sell our products. Our inventories of both raw materials and finished goods have finite shelf lives. If we overestimate the demand for our products, we could experience significant write-downs on our inventory due to obsolescence. Such write-downs could have a material negative impact on our financial position, results of operations, or cash flows.

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

We sell our products worldwide to a sales force of independent Distributors who use the products themselves or resell them to other independent Distributors or consumers. In the event that local laws and regulations or the interpretation of locals laws and regulations change and require us to treat our independent Distributors as employees, or if our Distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment related taxes and penalties. Our Distributors also operate in jurisdictions where local legislation and governmental agencies require us to collect and remit taxes such as sales tax or value-added taxes. In addition, there is the possibility that some jurisdictions could seek to hold the Company responsible for false product claims or the negligent actions of an independent Distributor. However, to date the Company has had no such occurrences.  In addition, we believe we have strong legal defenses if such a claim were to arise. If the Company were found to be responsible for any of these issues related to our Distributors, it could have a material negative impact on our financial position, results of operations, or cash flows.

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

Our business is involved in an industry with intense competition.

Our business operates in an industry with numerous manufacturers, distributors, and retailers of nutritional products. The market for our products is intensely competitive. Many of our competitors are significantly larger, have greater financial resources and have better name recognition than we do. We also rely on our independent Distributors to market and sell our products through direct marketing techniques, as well as sponsoring other Distributors. Our ability to compete with other direct marketing companies depends greatly on our ability in attracting and retaining our Distributors. In addition, we currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. As a result, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the nutritional market. There can be no assurance that our future operations would not be harmed as a result of changing market conditions and future competition.

We have had material weaknesses in our internal controls over financial reporting.

As discussed in Item 9A of this report, “Controls and Procedures,” our management team for financial reporting, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. Management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, because of the continued existence of material weakness related to accounting for taxes.  A “material weakness” is defined under auditing rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

The Company has taken various steps to remediate this remaining material weakness. With respect to our accounting for taxes, we hired a new Tax Director during 2008 and have utilized various outsourced service providers for tax consulting services to assist in our accounting for income taxes.  Although we have made and are continuing to make improvements in our internal controls, if we are unsuccessful in our focused effort to effectively remediate the weakness in our internal controls over financial reporting over time, it may adversely impact our ability to report our financial condition and results of operations in the future accurately and in a timely manner, and may adversely impact our reputation with stakeholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are located in two adjacent office buildings in Provo, Utah. The facilities consist of approximately 63,000 square feet and are leased from an unaffiliated third party through lease agreements which expire in as early as three years but are renewable upon expiration at our option.

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

We lease properties used primarily as distribution warehouses located in Columbus, Ohio; Dallas, Texas; Atlanta, Georgia; and Spanish Fork, Utah; as well as offices and distribution warehouses in Pleasant Grove, Utah; Japan; Mexico; Central America; Canada; Venezuela; South Korea; the Dominican Republic; Ecuador; the United Kingdom; Colombia; Thailand; Peru; Singapore; Israel; Brazil; Taiwan; Indonesia; Malaysia; the Philippines; Poland; China; and Australia. We believe these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs. During our fiscal years 2009, 2008, and 2007, we spent approximately $5.7 million, $5.9 million, and $5.2 million, respectively, for all of our leased facilities.

Item 3. Legal Proceedings

The Company is party to various legal proceedings, including those noted below. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations, or cash flows for the period in which the ruling occurs and/or future periods. The Company maintains directors’ and officers’ liability, product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

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

On January 5, 2007, the Company and Messrs. Faggioli, Huff and Cristiani moved to dismiss the Consolidated Complaint in its entirety. On May 21, 2007, the Court issued its decision denying the motion in large part, but shortening the proposed class period on one of the plaintiffs’ claims. On June 6, 2007, the Company and the other defendants answered the Consolidated Complaint, wherein they denied all allegations of wrongdoing and raised a number of affirmative defenses. On November 1, 2007, the plaintiffs filed their motion for class certification, which the Company opposed. On September 25, 2008, the Court granted the plaintiffs’ motion for class certification in part, establishing the class as all persons who purchased or otherwise acquired the Company’s common stock, and were damaged thereby, from March 16, 2005 to March 20, 2006. On May 9, 2008, at the invitation of the Court based upon recent case law developments, the Company filed a motion to dismiss the plaintiffs’ second cause of action (a Rule 10b-5 claim based on non-public representations to KPMG).  The plaintiffs opposed this motion.  On September 23, 2008, the Court granted the Company’s motion and dismissed the plaintiffs’ second cause of action.

On September 14, 2009, the parties and the Company’s directors’ and officers’ liability insurer signed a Stipulation of Settlement (“Stipulation”), which was filed with the Court on September 14, 2009.  The Stipulation set forth the complete terms of the parties’ proposed settlement.  The basic terms of the settlement were that the Company’s insurer would pay the settlement class, which is defined as all persons (except for defendants and specified related persons and entities) who purchased the Company’s common stock during the period from April 23, 2002 through April 5, 2006, $6 million in exchange for a dismissal with prejudice of the lawsuit and a release of all claims held by members of the settlement class.  As set forth in the Stipulation, the proposed settlement would not become final until a number of conditions were satisfied, including the Stipulation receiving both preliminary and final approval from the Court.  On October 8, 2009, the Court entered an order (i) granting preliminary approval of the Stipulation, (ii) requiring that notice of the proposed settlement and the proposed plan of allocation of the settlement proceeds be mailed to members of the settlement class by October 26, 2009, and (iii) setting a February 9, 2010 hearing.  At this hearing the Court considered, among other issues, (i) whether the Stipulation should receive final approval, (ii) whether the proposed plan of allocation for the settlement proceeds should be approved, (iii) whether the settlement class counsel’s application for an award of attorneys’ fees and reimbursement of costs and expenses should be approved, and (iv) whether the settlement class counsel’s application for incentive awards to the settlement class representatives should be approved.  The Court’s October 8, 2009 order also set January 19, 2010 as the deadline by which settlement class members must submit a valid proof of claim, if they wanted to share in the settlement proceeds, or a proper opt-out request, if they wanted to be excluded from the settlement class and thereby not be bound by the terms of the Stipulation.

On February 10, 2010, the day after it held the final approval hearing, the Court formally entered an Order and Final Judgment dated February 9, 2010 (“Final Judgment”), which gave final approval to the Stipulation and approved the proposed plan of allocation of the settlement proceeds, the application for an award of attorneys’ fees and reimbursement of costs and expenses by the settlement class counsel, and the application for incentive awards to the settlement class representatives.  Among other things, the Final Judgment also included findings by the Court that notice of the action and of the proposed settlement had been properly given to the class members and that no one had opted out of the class or objected to any of the terms of the Stipulation.  Furthermore, the Final Judgment provides that the Company and the individual defendants are released from all of the Released Claims, as defined by the Stipulation, and that the Consolidated Complaint is dismissed with prejudice.

Unless a party appeals the Final Judgment within 30 days following the entry of the Final Judgment, which the Company does not anticipate happening given the lack of any objection being filed to the Stipulation, the case will then be formally concluded and the Claims Administrator will proceed to distribute the settlement proceeds in accordance with the Stipulation.

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

On May 21, 2008, the same shareholder filed a summons and complaint in the Fourth Judicial District Court for the State of Utah seeking an order compelling the Company to produce certain books and records to the shareholder. The Company filed its answer to the complaint on June 12, 2008, and the shareholder has taken no action since then to prosecute the case or otherwise pursue any derivative claim.

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

SEC and DOJ Investigations

On July 31, 2009, the SEC filed a settled enforcement action against the Company, Douglas Faggioli, and Craig Huff, the Company’s former chief financial officer, relating to alleged violations of the Foreign Corrupt Practices Act (“FCPA”) by one of the Company’s foreign subsidiaries in 2000 and 2001. This settlement resolved an SEC investigation previously disclosed by the Company related to an independent investigation conducted by the Company’s Audit Committee.

Under the terms of the settlement with the SEC, without admitting or denying the allegations in the Commission’s complaint, the Company agreed to pay a civil penalty of $600,000 and to consent to the entry of an injunction against future violations of the FCPA as well as the antifraud, issuer reporting, books and records, and internal controls provisions of the federal securities laws. No additional undertakings are required of the Company under the terms of the settlement.

In addition, Messrs. Faggioli and Huff, without admitting or denying the allegations in the Commission’s complaint, each agreed to pay a civil penalty of $25,000 and to consent to the entry of injunctions against future violations relating only to the books and records and internal control provisions of the federal securities laws.

The SEC’s complaint alleged that, in 2000 and 2001, former employees in the Company’s Brazilian subsidiary made undocumented cash payments to customs brokers, some of which were later paid to Brazilian customs officials in order to allow unregistered products to be imported and sold in Brazil.  The complaint further alleged that, in doing so, NSP’s subsidiary falsified its books, records and accounts to hide the nature of the payments and failed to disclose those payments to Brazilian customs agents in its filings with the Commission.  The complaint also alleged that the Company, during the time period in question, failed to implement an adequate system of internal controls to ensure proper reporting of the alleged payments.  No current officers, directors, or employees of the Company are alleged to have participated in or had knowledge of these actions.

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

The Company believes that all government investigations relating to potential FCPA violations by the Company or related persons have been resolved. The Company anticipates no additional action by the Department of Justice in relation to these events.

SEC Section 12(j) Proceeding

On July 12, 2007, the Company announced that the SEC had instituted administrative proceedings pursuant to Section 12 (j) of the Exchange Act to suspend or revoke the registration of its common stock under Section 12 of the Exchange Act. On November 8, 2007, an Administrative Law Judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock because of its failure to file required periodic reports. Shortly thereafter, the Company filed a petition for review with the SEC. On December 5, 2007, the SEC granted the Company’s petition for review. The SEC heard oral argument from both the Company and the SEC staff on January 7, 2009. On January 21, 2009, the SEC issued a final order revoking the registration of the Company’s common stock. On February 12, 2009, the Company filed a registration statement on Form 10 to reregister its common stock under the Exchange Act. The Company’s registration statement became effective as a result of the passage of time on April 13, 2009. On May 26, 2009, the Company cleared all comments from the SEC related to its registration statement on Form 10. On October 12, 2009, the Company began trading its common stock on the NASDAQ Capital Market under the symbol “NATR.”

Prescott Matter

In April 2009, Prescott Group Aggressive Small Cap Master Fund, G.P. (“Prescott”) filed, but did not serve, a complaint in the Fourth Judicial District Court for Utah County, Utah, (Prescott Group Aggressive Small Cap Master Fund, G.P. v. Nature’s Sunshine Products, Inc, Civil No. 090401518).  Prescott’s filed complaint requested that the court compel the Company to hold an annual meeting of the Company’s shareholders.  The complaint did not request that the court award monetary damages other than the payment of attorneys’ fees.  On May 22, 2009, the Company and Kristine F. Hughes, Eugene L. Hughes and Pauline Hughes Francis in their capacity as shareholders of the Company (collectively, the “Hughes Parties”) entered into a settlement and voting agreement (the “Prescott Agreement”) with Prescott.  Contemporaneously with the Prescott Agreement, the Company and the Hughes Parties entered into voting agreements (collectively with the Prescott Agreement, the “Voting Agreements”) with each of the following shareholders of the Company:  Red Mountain Capital Partners II, L.P., Red Mountain Capital Partners III, L.P. and Paradigm Capital Management, Inc. (collectively with Prescott, the “Shareholder Parties”). As a result of the Prescott Agreement, the filed complaint was withdrawn.

Pursuant to the Voting Agreements, effective as of June 7, 2009, (i) the authorized number of directors of the Board was increased from six to eight directors in accordance with Section 3.2 of the Bylaws of the Company, creating two additional vacancies in addition to one previously unfilled vacancy on the Board, (ii) with the exception of Kristine F. Hughes, all of the current members of the Company’s Board of Directors (the “Board”) resigned as members of the Board, resulting in a total of seven vacancies on the Board and (iii) Michael D. Dean, Albert R. Dowden, Douglas Faggioli, Pauline Hughes Francis, Willem Mesdag, Jeffrey D. Watkins and Candace K. Weir were appointed, without any specific Board class designation, to fill such vacancies on the Board to serve as directors until the next annual meeting of shareholders at which directors are elected and until their respective successors are duly elected and qualified, unless they resign, are removed or are otherwise disqualified from serving as a director of the Company.

The Voting Agreements also provide that, at the next annual meeting of shareholders, which was held on November 6, 2009, the Company would nominate, and the Shareholder Parties and the Hughes Parties will vote all of the shares of Common Stock beneficially owned by them in favor of, each of the following individuals, with such nominees serving in the Board class set forth opposite his or her name:

Name	Class
Jeffrey D. Watkins	Class I
Willem Mesdag	Class I
Michael D. Dean	Class II
Douglas Faggioli	Class II
Candace K. Weir	Class II
Kristine F. Hughes	Class III
Pauline Hughes Francis	Class III
Albert R. Dowden	Class III

The voting arrangement set forth in the Voting Agreements terminated on November 6, 2009, immediately following the annual meeting of shareholders of the Company, and the election of the new Board of Directors as slated above.

Audit of U.S. Federal Tax Returns, 2003 – 2008

The IRS is currently conducting a civil examination with respect to the 2006 through 2008 taxable years.  The examination is in process.

In October 2009, the Internal Revenue Service (“IRS”) issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intragroup transfers of property and the disallowance of related deductions. The Company has challenged the IRS proposals and the matter is currently before the Office of Appeals of the Internal Revenue Service.  Management believes that the Company has appropriately reserved for these matters at an amount which it believes will ultimately be due upon resolution of the administrative proceedings. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

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

One of the Company’s foreign subsidiaries is a defendant in litigation regarding primarily employee-related matters. The Company has recorded accruals of approximately $0.2 million and $0.1 million related to this litigation at December 31, 2009 and 2008, respectively, which is included in accrued liabilities.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock was traded on the Nasdaq National Market System (symbol “NATR”) until April 5, 2006, the date that the Nasdaq Listing Qualifications Panel determined to delist our common stock from The Nasdaq National Market. Following the delisting of our stock from Nasdaq National Market, our stock was traded on the Pink Sheets (symbol NATR.PK) until the revocation of  the Exchange Act registration of our common stock on January 21, 2009. On February 12, 2009, the Company filed with the SEC a registration statement on Form 10 to re-register its common stock under the Exchange Act. The Company’s registration statement became effective as a result of the passage of time on April 13, 2009. On May 26, 2009, the Company cleared all comments from the SEC related to its registration statement on Form 10. Our stock then began trading on the OTC Market (symbol NATR.OTC) on June 25, 2009. On October 12, 2009, trading of the Company’s common stock recommenced on the NASDAQ Capital Market under the symbol “NATR.”

The following table summarizes the high and low market prices of our common stock from the time it resumed trading on the Nasdaq National Market on October 12, 2009 through the year ended December 31, 2009:

	Market Prices
2009	High	Low
Fourth Quarter	$9.60	$5.40

The following table summarizes the best ask and bid market prices of our common stock while it traded on the Pink Sheets and OTC Markets:

	Market Prices
2009	Best Ask(1)	Best Bid(2)
First Quarter (3)	$5.50	$4.75
Second Quarter (4)	5.50	3.25
Third Quarter	5.90	4.75
Fourth Quarter (5)	5.98	4.90

	Market Prices
2008	Best Ask(1)	Best Bid(2)
First Quarter	$11.00	$7.01
Second Quarter	12.35	9.25
Third Quarter	14.45	9.00
Fourth Quarter	12.50	8.40

(1)          The “Best Ask” represents the highest ask during the quarter at which a trade of our common stock was transacted on either the Pink Sheets or OTC Market.

(2)          The “Best Bid” represents the lowest bid during the quarter at which a trade of our common stock was transacted on either the Pink Sheets or OTC Market.

(3)          Includes activity from January 1, 2009 through January 21, 2009, the date our registration under the Exchange Act was revoked.

(4)          Includes activity from June 25, 2009, the date our shares began trading on the OTC Market, through June 30, 2009.

(5)          Includes activity from October 1, 2009, through October 9, 2009, the last date our common stock traded on the OTC Market.

The market price of our common shares is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the markets for our products, economic and currency exchange issues in the foreign markets in which we operate and other factors, many of which are not within our control. In addition, broad market fluctuations, as well as general economic, business and political conditions may adversely affect the market for our common shares, regardless of our actual or projected performance.

The Pink Sheets and OTC Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The closing price of our common shares on March 5, 2010, was $8.38.  The approximate number of holders of record of our common shares as of March 5, 2010 was 1,040. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

Since January 1, 2007, we have issued and sold the following unregistered securities:

On February 1, 2007, we issued and sold 95,690 shares of common stock to Douglas Faggioli, our Chief Executive Officer, for cash consideration in an aggregate amount of $735,665 upon the exercise of stock options granted under our 1995 Stock Option Plan (the “1995 Stock Plan”). This sale is exempt from the registration requirement of Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act.

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

Dividends

There were 1,042 shareholders of record as of December 31, 2009. During the fiscal years 2009 and 2008, the Company paid cash dividends of $0.05 and $0.20 per common share, respectively. The Company suspended payment of its quarterly cash dividends, effective the second quarter of 2009, in an effort to conserve cash in the United States.  The suspension of cash dividends is expected to preserve approximately $3.1 million of cash flow on an annual basis.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding the Company’s equity compensation plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	321,083	$6.74	500,350
Equity compensation plans not approved by security holders (2)	133,800	11.85	—
Total	454,833	$8.25	500,350

(1)          Consists of two plans:  The Nature’s Sunshine Products, Inc. 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the Nature’s Sunshine Products, Inc. 1995 Stock Option Plan (the “1995 Option Plan”). The 2009 Incentive Plan was approved by shareholders on November 6, 2009. The terms of these plans are summarized in Note 9, “Capital Transactions”, to the Notes of our Consolidated Financial Statements, of Item 8, Part 2 of this report.

(2)          During the year ended December 31, 2007, the Company issued nonqualified options to purchase shares of common stock outside of any shareholder approved stock incentive plan. The terms of these nonqualified options to purchase shares of common stock are summarized in Note 9, “Capital Transactions”, to the Notes of our Consolidated Financial Statements, of Item 8, Part 2 of this report.

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2004 along with the composite prices of companies listed in the Nasdaq and our peer group. Standard & Poor’s Investment Services has provided us with this information. The comparisons in the graph are required by regulations of the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies in our peer group are USANA Health Sciences, Inc., Nu Skin Enterprises, Inc., Herbalife International, Inc., and Mannatech Incorporated.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Nature’s Sunshine Products, Inc.	$89.78	$58.38	$48.86	$32.22	$45.11
Nasdaq Index	101.33	114.01	123.71	73.11	105.61
Peer Group	80.73	95.92	86.72	53.68	102.07

Item 6. Selected Financial Data

The selected financial data presented below is summarized from our results of consolidated operations for each of the five years in the period ended December 31, 2009, as well as selected consolidated balance sheet data as of December 31, 2009, 2008, 2007, 2006, and 2005.

(Dollar and Share Amounts in Thousands, Except for Per Share Information)

Income Statement Data

	Net Sales Revenue	Cost of Goods Sold	Volume Incentives	Selling, General and Administrative	Operating Income	Income Before Income Taxes	Net Income (Loss)
2009	$343,023	$68,803	$126,165	$137,288	$10,767	$14,325	$6,115
2008	373,234	71,874	140,074	155,688	5,598	6,468	(1,838)
2007	360,874	70,996	138,111	148,706	3,061	4,465	(8,237)
2006	357,979	68,745	141,584	139,645	8,005	8,629	(3,565)
2005	348,544	67,593	140,985	128,381	11,585	11,423	3,504

Balance Sheet Data

	Working Capital	Current Ratio	Inventories	Property, Plant and Equipment, Net	Total Assets	Long-Term Liabilities	Shareholders’ Equity
2009	$33,523	1.49	$40,623	$28,757	$164,856	$39,892	$57,095
2008	30,200	1.39	39,558	30,224	164,276	32,679	53,677
2007	32,017	1.42	35,249	28,282	165,338	27,986	60,392
2006	23,968	1.31	38,639	30,581	148,347	2,190	68,186
2005	27,928	1.40	34,988	34,075	147,286	2,284	75,407

Common Share Summary

	Cash Dividend Per Share	Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share	Basic Weighted Average Number of Shares	Diluted Weighted Average Number of Shares
2009	$0.05	$0.39	$0.39	15,510	15,512
2008	0.20	(0.12)	(0.12)	15,510	15,510
2007	0.20	(0.53)	(0.53)	15,495	15,495
2006	0.20	(0.23)	(0.23)	15,344	15,344
2005	0.20	0.23	0.23	15,211	15,515

Other Information

	Number of Independent Managers	Number of Independent Distributors	Square Footage of Property in Use	Number of Employees
2009	28,726	697,150	750,610	1,191
2008	26,002	729,627	731,277	1,183
2007	24,115	698,685	706,519	1,170
2006	24,292	668,565	852,235	1,181
2005	21,309	588,060	816,296	1,100

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

We also sell our products through a separate division and operating business segment, Synergy Worldwide, which was acquired by us in 2000. Synergy Worldwide offers products with formulations different from those of the Nature’s Sunshine Products offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products to warrant accounting for these operations as a separate business segment. Synergy Worldwide sells products in Japan, the United States, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, the Philippines, Indonesia, the United Kingdom, Germany, Austria, the Netherlands, Norway, Sweden, Australia, and the Czech Republic.

In 2009, we experienced a decline in net sales revenue of approximately 8.1 percent. This decline was primarily related to decreased sales overseas in our NSP International business segment of approximately 18.4 percent and a decrease of approximately 2.1 percent in our Synergy Worldwide segment, which were offset in part by an increase in net sales revenue of 1.1 percent for our NSP United States segment.  The decreases in net sales revenue for NSP International and Synergy Worldwide were primarily due to the strengthening of the U.S. dollar against most foreign currencies in which our subsidiaries operate and its impact on consumer demand in these markets, as well as weakening demand in certain foreign markets as a result of current economic conditions. The most significant impact of these events was in our Russian, Ukrainian, and Mexican markets,  principally during the first half of the year. The Japanese market was also impacted by weak economic conditions during the first half of 2009. Over the same period, our cost of goods sold increased as a percentage of net sales revenue as a result of additional promotions offered in our foreign markets during the earlier part of the year, as well as increases in raw material costs for some of our products, and reduced production volumes due to the decline in global sales.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. Active Managers totaled approximately 28,700 and 26,000 at December 31, 2009 and 2008, respectively. Active Distributors totaled approximately 697,200 and 729,600 at December 31, 2009 and 2008, respectively. We anticipate the number of active Distributors to increase as we expand our existing operations, enter new international markets, and as current Distributors grow their businesses.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting U.S. GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report. We believe the critical accounting policies and estimates described below, reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

A reserve for product returns is recorded based upon historical experience.  The Company allows Distributors or Managers to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more restrictive.   Sales returns for each of the years 2009, 2008, and 2007, were approximately $0.1 million.

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

For available-for-sale debt securities with unrealized losses, the Company performs an analysis to assess whether it intends to sell or whether it would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

For all other debt securities that experience a decline in fair value that is determined to be other-than-temporary and not related to credit loss, the Company records a loss, net of tax, in accumulated other comprehensive income (loss).  The credit loss is recorded within earnings as an impairment loss. Management judgment is involved in evaluating whether a decline in an investment’s fair value is other-than-temporary.

Regardless of the Company’s intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security.  Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

For equity securities, when assessing whether a decline in fair value below our cost basis is other-than-temporary, the Company considers the fair market value of the security, the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time in order to enable recovery of our cost. New information and the passage of time can change these judgments.  Where the Company has determined that the Company lacks the intent and ability to hold an equity security to its expected recovery, the security’s decline in fair value is deemed to be other-than-temporary and is recorded within earnings as an impairment loss.

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

Incentive Trip Accrual

We accrue for expenses for incentive trips associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded. We have accrued convention and meeting costs of approximately $2.9 million and $4.5 million at December 31, 2009 and 2008, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of December 31, 2009 and 2008, the Company did not consider any of its long-lived assets to be impaired.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when a loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially impact our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 11, “Commitments and Contingencies”, to the Notes of our Consolidated Financial Statements, of Item 8, Part 2 of this report.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by the Company when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2009 and 2008, we had recorded valuation allowances of $18.7 million and $14.0 million, respectively, as offsets to our recorded net deferred tax assets.

As of December 31, 2009, we had foreign income tax net operating loss carryforwards of $9.8 million, which will expire at various dates from 2010 through 2012. The Company had approximately $4.4 million of foreign tax credits, which begin to expire at various times starting in 2012.

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

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their granted-dated fair values in accordance with authoritative U.S. GAAP. The Company records compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. The Company estimated forfeiture rate is based upon historical experience.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Net sales revenue	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of goods sold	20.1	19.3	19.7
Volume incentives	36.8	37.5	38.3
Selling, general and administrative	40.0	41.7	41.2
	96.9	98.5	99.2

Operating Income	3.1	1.5	0.8

Other Income (Expense):
Interest and other income, net	0.4	0.5	0.4
Interest expense	—	—	—
Foreign exchange losses, net	0.7	(0.3)	—
	1.1	0.2	0.4

Income Before Provision for Income Taxes	4.2	1.7	1.2
Provision for Income Taxes	2.4	2.2	3.5

Net Income (Loss)	1.8%	(0.5)%	(2.3)%

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2009 was $343.0 million compared to $373.2 million in 2008, a decrease of approximately 8.1 percent. The decrease in net sales revenue for year ended December 31, 2009 compared to the same period in 2008 is primarily due to the strengthening of the U.S. dollar against most foreign currencies in which our subsidiaries operate and its impact on consumer demand in these markets, as well as weakening demand in certain foreign markets as a result of current economic conditions. The most significant impact was in our Russian, Ukrainian, and Mexican markets, during the first half of 2009. The Japanese markets was also impacted by weak economic conditions during the first half of 2009.

NSP United States

Net sales revenue related to NSP United States for the year ended December 31, 2009 was $151.8 million compared to $150.1 million for the same period in 2008, or an increase of 1.1 percent in 2009 compared to 2008. During the first half of 2009, sales were down 2.7 percent compared to the same period in 2008, as a result of decreases in consumer demand and as a result of difficult economic conditions in the United States at that time.  However, during the last six months of 2009, we saw an increase in net sales revenue compared to the same time in the prior year due to the launch of several new products during the Company’s August 2009 convention, as well as the launch of a new Manager development program which has encouraged Managers to sign up new Distributors.

Active Distributors within NSP United States totaled approximately 248,100 and 225,000 at December 31, 2009 and December 31, 2008, respectively.  Active Managers within NSP United States totaled approximately 6,900 and 6,200 at December 31, 2009 and December 31, 2008, respectively.

NSP International

NSP International reported net sales revenue for the year ended December 31, 2009 of $135.4 million compared to $166.0 million for the same period in 2008, a decrease of approximately 18.4 percent.  The decrease in sales is primarily due to weakness in the economies of many of the markets in which we operate due to global economic conditions during 2009 (primarily Russia, Ukraine, Mexico, and Japan) as well as negative foreign currency fluctuations of approximately $5.5 million, or 3.3 percent of the decrease in sales, as a result of the strengthening of the U.S. dollar against the currencies in substantially all markets in which NSP International operates, and the effect of the strengthening U.S. dollar on customer purchasing power for our products in these markets.

We had the following significant changes within the markets in which NSP International operates:

In Russia, our net sales revenues decreased approximately $10.3 million or 25.5 percent to $30.1 million for the year ended December 31, 2009 from $40.4 million for the same period in 2008. In Russia, our products are priced using the U.S. dollar. The strengthening of the U.S. dollar in relation to the Russian ruble has increased the price of our products significantly during 2009 compared to the same period in 2008.  During 2008, the average exchange rate was approximately 24.9 rubles to one dollar compared to 31.8 rubles to one dollar in 2009, a decline of 27.7 percent. As a result of these conditions, there has been a corresponding decrease in Distributors in Russia.

In Ukraine, our net sales revenues decreased approximately $12.5 million or 38.0 percent to $20.4 million for the year ended December 31, 2009 from $32.9 million for the same period in 2008.  In Ukraine, our products are priced using the U.S. dollar. The strengthening of the U.S. dollar in relation to the Ukrainian hryvnia has increased the price of our products significantly during 2009 compared to the same period in 2008.  During 2008, the average exchange rate was approximately 5.4 hryvnia to one dollar compared to 8.1 hryvnia to one dollar in 2009, a decline of 55.6 percent. As a result of these conditions, there has been a corresponding decrease in Distributors in Ukraine.

In Canada, our net sales revenues increased approximately $0.5 million or 3.6 percent to $14.5 million for the year ended December 31, 2009 from $14.0 million for the same period in 2008.  Our net sales in Canada were negatively impacted approximately $1.1 million or 7.9 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the Canadian dollar from 2008 to 2009. Excluding the effect of foreign currency fluctuations, net sales in Canada increased approximately $1.6 million or 11.4 percent for the year ended December 31, 2009 compared to the same period in 2008.  The increase in net sales is primarily due to the launch of several new products during the second half of the year, as well as an increase in the number of active Distributors.

In Mexico, our net sales revenues decreased approximately $4.0 million or 22.3 percent to $13.9 million for the year ended

December 31, 2009 from $17.9 million for the same period in 2008.  Our net sales in Mexico were negatively impacted by approximately $3.1 million or 17.3 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the Mexican peso from 2008 to 2009. Excluding the effect of foreign currency fluctuations, net sales in Mexico decreased approximately $0.9 million or 5.0 percent for the year ended December 31, 2009 compared to the same period in 2008.  The decrease in net sales is primarily due to weak economic conditions within Mexico during 2009, as well as a decrease in the number of active Distributors.

In the remaining markets in which NSP International operates, our net sales revenues decreased approximately $4.3 million or 7.1 percent to $56.5 million for the year ended December 31, 2009 from $60.8 million for the same period in 2008.  Our net sales were negatively impacted approximately $1.3 million or 2.1 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the various currencies our markets operate in from 2008 to 2009. Excluding the effect of foreign currency fluctuations, net sales revenues in NSP International’s remaining markets decreased approximately $3.0 million or 4.9 percent for the year ended December 31, 2009 compared to the same period in 2008, primarily due to weak economic conditions during the earlier part of the current year.

Active Distributors within NSP International totaled approximately 353,300 and 428,600 at December 31, 2009 and December 31, 2008, respectively.  Active Managers within NSP International totaled approximately 20,300 and 19,000 at December 31, 2009, and December 31, 2008, respectively. The decrease in Distributors is primarily related to the changes in the markets of Russia, Ukraine, and Mexico as noted above.

Synergy Worldwide

Synergy Worldwide net sales revenue decreased to $55.9 million in 2009 compared to $57.1 million in 2008, a decrease of approximately 2.1 percent. The decrease in net sales is primarily due to current economic conditions in Japan and the effect of foreign currency fluctuations in the markets in which Synergy Worldwide operates, which have been offset by growth in several of our markets as noted below.

In Japan, our net sales revenues decreased approximately $8.9 million or 30.4 percent to $20.4 million for the year ended December 31, 2009 from $29.3 million for the same period in 2008.  Our net sales in Japan were positively impacted by approximately $1.9 million or 6.5 percent by foreign currency fluctuations due to the U.S. dollar weakening in relation to the Japanese yen from 2008 to 2009. Excluding the effect of foreign currency fluctuations, net sales in Japan decreased approximately $10.8 million or 36.9 percent for the year ended December 31, 2009 compared to the same period in 2008.  The decrease in net sales is primarily due to continuing economic weakness in Japan, which has resulted in a decrease in the number of active Distributors as well.

In Indonesia, our net sales revenues increased approximately $2.1 million or 30.4 percent to $9.0 million for the year ended December 31, 2009 from $6.9 million for the same period in 2008.  Our net sales in Indonesia were negatively impacted by approximately $0.7 million or 10.1 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the Indonesian rupiah from 2008 to 2009. Excluding the effect of foreign currency fluctuations, net sales in Indonesia increased approximately $2.8 million or 40.6 percent for the year ended December 31, 2009 compared to the same period in 2008.  The increase in net sales is primarily due to the implementation of a new Distributor recruiting program, which has significantly increased the level of Active Distributors within Indonesia, as well as the launch of several new products earlier this year in Indonesia.

In Europe, our net sales revenues increased approximately $3.0 million or 76.9 percent to $6.9 million for the year ended December 31, 2009 from $3.9 million for the same period in 2008.  Our net sales in Europe were negatively impacted by approximately $0.4 million or 10.3 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the euro from 2008 to 2009. Excluding the effect of foreign currency fluctuations, net sales in Europe increased approximately $3.4 million or 87.2 percent for the year ended December 31, 2009 compared to the same period in 2008 due to the continued growth of our operations in the countries in which we have operated since the opening of Synergy Worldwide in Europe in late 2007, as well as expansion into several additional countries during 2009.

In the United States, our net sales revenues increased approximately $1.6 million or 27.1 percent to $7.5 million for the year ended December 31, 2009 from $5.9 million for the same period in 2008.  Our growth within the Unites States is primarily due to growth of our U.S. Distributor base, as well as expansion of our personal import market program.

In the remaining markets in which Synergy Worldwide operates, our net sales revenues increased approximately $1.0 million or 9.0 percent to $12.1 million for the year ended December 31, 2009 from $11.1 million for the same period in 2008.  Our net sales were negatively impacted approximately $1.6 million or 14.4 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the various currencies our markets operate in from 2008 to 2009. Excluding the effect of foreign currency fluctuations, net sales revenue in Synergy Worldwide’s remaining markets increased approximately $2.6 million or 23.4 percent for the year ended December 31, 2009 compared to the same period in 2008, primarily due to growth of our Distributor base, which has been driven by changes in management within some of these markets.

Active Distributors within Synergy Worldwide totaled approximately 95,800 and 76,000 at December 31, 2009 and December 31, 2008, respectively.  Active Managers within Synergy Worldwide totaled approximately 1,500 and 800 at December 31, 2009, and December 31, 2008, respectively.

Further information related to the NSP United States, NSP International and Synergy Worldwide is set forth in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue increased to 20.1 percent in 2009 compared to 19.3 percent in 2008.   This increase is primarily a result of additional promotions offered in our foreign markets during the earlier part of the year, as well as increases in raw material costs for some of our products, reduced production volumes, and product mix.

Volume Incentives

Volume Incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume Incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  Volume Incentives as a percent of net sales revenue decreased to 36.8 percent in 2009 compared to 37.5 percent in 2008.  The decrease is partially due to fewer Distributors qualifying for payouts at higher rates due to lower sales volumes in Russia, Ukraine, Mexico, and Japan, as well as to reductions in the Volume Incentive programs for some products sold within the United States.

Selling, General and Administrative

Selling, general and administrative expenses decreased to 40.0 percent of net sales revenue in 2009 compared to 41.7 percent in 2008, or by approximately $18.4 million in 2009 compared to 2008, from $155.7 million to $137.3 million. The decrease in selling, general and administrative expenses is the result of decreased spending of approximately $6.8 million in our Russian, Ukrainian, and other Eastern European markets due to the significant declines in our net sales revenues in these markets, decreases in non-income tax related contingencies of $3.8 million related to favorable settlements for NSP United States, $3.4 million of favorable settlements related to VAT contingencies within some of the markets in which Synergy operates, as well as decreased professional fees within the United States of $2.9 million related to our efforts to become current in our financial reporting.  In addition, foreign currency fluctuations positively impacted general and administrative expenses by approximately $3.0 million, of which $1.7 million was related to exchange changes in Mexico.  These decreases were offset by increases of approximately $2.6 million of VAT related contingencies within some of the foreign markets in NSP International operates, as well an increase of $0.6 million related to the settlement of the SEC investigation of the Company as described in Note 10 of the consolidated financial statements in Part II, of Item 8 of this report. Excluding the items noted above, we have seen selling, general, and administrative costs in our NSP International and Synergy Worldwide segments increase as a percentage of sales as a result of reduced sales in some the key markets in which we operate as noted in the net sales revenue discussion above.  We continue to evaluate and explore ways to reduce costs within all of our operating segments.

Operating Income

Operating income increased $5.2 million in 2009 compared to 2008, from $5.6 million to $10.8 million.  The operating income for NSP United States increased to $6.6 million in 2009 compared to an operating loss of $5.9 million in 2008, an increase of $12.5 million. This increase is the result of declines in volume incentives as a percentage of net sales revenues, the reduction of selling, general and administrative expenses primarily due to decreases in the reduction in non-income tax related accruals and professional fees, as noted above. Operating income for NSP International decreased $14.3 million from $16.9 million in 2008 to $2.6 million during 2009 as a result of decreased net sales in many of the markets in which NSP International operates due to general economic conditions within these markets, as well as the impact of foreign currency fluctuations, as noted above in the discussion of net sales revenue. The conditions had a more significant impact earlier in the year. The operating loss in Synergy Worldwide decreased $7.0 million to operating income of $1.6 million in 2009 compared to an operating loss of $5.4 million in 2008.  This is primarily due to a favorable settlement of VAT related contingencies in some of its foreign markets as noted above. Excluding this, its operating loss decreased to $1.8 million, an improvement of $3.6 million primarily due to the increases in net sales revenue for Synergy Worldwide’s European, Indonesian, and United States markets, as well as continued cost cutting efforts in each of its markets.  The net impact of foreign currency fluctuations on operating income included in the operating results of NSP International and Synergy Worldwide is $0.4 million.

Other Income, net

Other income, net for the year ended December 31, 2009 increased $2.7 million compared to the same period in 2008 primarily due to foreign exchange gains in certain markets based upon changes in exchange rates on intercompany related balances and U.S. dollar denominated cash accounts.

Income Taxes

Our effective income tax rate was 57.3 percent for 2009, compared to 128.4 percent for 2008. The effective rate for 2009 differed from the federal statutory rate of 35.0 percent primarily due to:

(i)                                     The amortization of a prepaid tax resulting from a taxable gain on the sale of intercompany assets eliminated for reporting purposes, but recognized for the calculation of the consolidated income tax provision, increased the effective tax rate by approximately 9.8 percent in 2009. The prepaid tax is being amortized over the respective life of the asset, and it is anticipated to impact the effective rate through 2010.

(ii)                                  Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 13.7 percentage points in 2009.  Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits, and adjustments relating to outside basis calculations under applicable U.S. GAAP. Changes to the effective rate due to dividends received from foreign subsidiaries, adjustments for foreign tax credits, and outside basis are expected to be recurring.

(iii)                               Foreign tax rate differentials that incrementally impact the federal statutory rate increased the effective tax rate by approximately 14.0 percent. This is primarily due to the Company not recording a benefit for losses in most jurisdictions where tax losses exist, particularly with respect to the Company’s markets in the Asia-Pacific region of the world. Some of these losses may be recurring or may result in benefits in future periods if these markets return to profitability.

(iv)                              Nondeductible foreign expenses incrementally that impact the federal statutory rate increased the effective tax rate by approximately 6.4 percent. In the current year, the increase relates primarily to income tax adjustments in foreign markets that are non-deductible for tax purposes. Some of these items may be recurring.

(v)                                 Changes in the deferred tax asset valuations allowance increased the effective tax rate by approximately 8.8 percent in 2009.  The change in the deferred tax asset valuation allowance was primarily the result of reserves being established for certain foreign affiliate deferred tax assets that were not likely to be realized due to recurring losses within the respective tax jurisdictions

As a net result of these and other differences, the effective tax rate for 2009 was greater than the statutory rate of 35.0 percent for the year ended December 31, 2009.

Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2008 was $373.2 million compared to $360.9 million in 2007, an increase of approximately 3.4 percent. During 2008, the increase in net sales revenue was primarily due to continued growth in NSP International.

NSP United States

Net sales revenue related to the NSP United States business segment operations were $150.1 million and $148.3 million for the years ended December 31, 2008 and 2007, respectively, or an increase of 1.2 percent in 2008 compared to 2007.  This growth is partially due to a reduction of some of the rebates provided to Distributors associated with some of our products, as well as increase in shipping charges to customers due to fuel surcharges related to increasing fuel costs.

Active Distributors within NSP United States totaled approximately 225,000 and 214,100 at December 31, 2008 and December 31, 2007, respectively.  Active Managers within NSP United States totaled approximately 6,200 and 6,500 at December 31, 2008 and December 31, 2007, respectively.

NSP International

NSP International reported net sales revenue for the year ended December 31, 2008 of $166.0 million compared to $144.0 million for the same period in 2007, an increase of approximately 15.3 percent. The increase in international net sales revenue in 2008 compared to 2007 was primarily the result of continued growth in our operations in Russia and Ukraine.  The increase in net sales revenue reflected the continued increase in Distributors and Managers in the Company’s international operations as well as foreign currency exchange rate fluctuations which positively impacted revenues by $1.8 million or 1.2 percent in 2008 compared to 2007.   Approximately $1.3 million of the benefit was the result of positive currency fluctuations in Japan, as the yen strengthened significantly in relation to the U.S. dollar in 2008. The effects of currency fluctuations on sales were immaterial in the aggregate for the remaining markets of NSP International.

We had the following significant changes within the markets in which NSP International operates:

In Russia, our net sales revenues increased approximately $9.4 million or 30.3 percent to $40.4 million for the year ended December 31, 2008 from $31.0 million for the same period in 2007. In Russia, the increase in sales was primarily due to a significant increase in the number of Distributors in this market due to active efforts to grow the market by local management.

In Ukraine, our net sales revenues increased approximately $11.0 million or 50.2 percent to $32.9 million for the year ended December 31, 2008 from $21.9 million for the same period in 2007. In Ukraine, the increase in sales was primarily due to a significant increase in the number of Distributors in this market due to active efforts to grow the market by local management.

In Mexico, our net sales revenues decreased approximately $1.4 million or 7.3 percent to $17.9 million for the year ended December 31, 2008 from $19.3 million for the same period in 2007.  Our net sales in Mexico were negatively impacted by approximately $0.2 million or 1.0 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the Mexican peso from 2007 to 2008. Excluding the effect of foreign currency fluctuations, net sales in Mexico decreased approximately $1.2 million or 6.2 percent for the year ended December 31, 2008 compared to 2007.  The decrease in net sales was primarily due to increased competition within Mexico during 2008, which resulted in a decrease in the number of active Distributors.

In Japan, our net sales revenues decreased approximately $0.4 million or 4.0 percent to $9.7 million for the year ended December 31, 2008 from $10.1 million for the same period in 2007.  Our net sales in Japan were positively impacted by approximately $1.3 million or 12.9 percent by foreign currency fluctuations due to the U.S. dollar weakening in relation to the Japanese yen from 2007 to 2008. Excluding the effect of foreign currency fluctuations, net sales in Japan decreased approximately $1.7 million or 16.8 percent for the year ended December 31, 2008 compared to 2007.  The decrease in net sales was primarily due to increased competition and economic conditions within Japan during 2008, which resulted in a decrease in the number of active Distributors.

In the remaining markets in which NSP International operates, our net sales revenues increased approximately $3.4 million or 5.5 percent to $65.1 million for the year ended December 31, 2008 from $61.7 million for the same period in 2008.  Our net sales were positively impacted by approximately $0.6 million or 1.0 percent by foreign currency fluctuations due to the U.S. dollar weakening in relation to the various currencies our markets operate in from 2007 to 2008. Excluding the effect of foreign currency fluctuations, net sales revenues in NSP International’s remaining markets increased approximately $2.8 million or 4.5 percent for the year ended December 31, 2008 compared to the same period in 2007, primarily due to growth in our Distributor base.

Active Distributors within NSP International totaled approximately 428,600 and 403,500 at December 31, 2008 and December 31, 2007, respectively.  Active Managers within NSP International totaled approximately 19,000 and 16,800 at December 31, 2008, and December 31, 2007, respectively. The increase in Distributors is primarily related to the changes in Russia and Ukraine as noted above.

Synergy Worldwide

Synergy Worldwide net sales revenue decreased to $57.1 million in 2008 compared to $68.6 million in 2007, a decrease of approximately 16.8 percent. The decrease in Synergy Worldwide net sales was primarily due to the loss of key Distributor networks as a result of increased competition in the United States and Japanese markets.  This decrease was partially offset by foreign currency exchange rate fluctuations that positively impacted net sales revenue by $2.6 million for the year ended 2008 compared to 2007. The strengthening of the Japanese yen contributed to $3.7 million of this increase, which was offset by a $1.1 million decrease in sales as a result of the South Korean won weakening in relation to the U.S. dollar.    The effects of currency fluctuations on sales were immaterial in the aggregate for the remaining markets of Synergy Worldwide.

In Japan, our net sales revenues decreased approximately $6.2 million or 17.5 percent to $29.3 million for the year ended December 31, 2008 from $35.5 million for the same period in 2007.  Our net sales in Japan were positively impacted approximately $3.7 million or 10.4 percent by foreign currency fluctuations due to the U.S. dollar weakening in relation to the Japanese yen from 2007 to 2008. Excluding the effect of foreign currency fluctuations, net sales in Japan decreased approximately $9.9 million or 27.9 percent for the year ended December 31, 2008 compared to the same period in 2007.  The decrease in net sales is primarily due to the loss of a key Distributor network in Japan, which has resulted in a decrease in the number of active Distributors.

In South Korea, our net sales revenues decreased approximately $2.8 million or 30.1 percent to $6.5 million for the year ended December 31, 2008 from $9.3 million for the same period in 2007.  Our net sales in South Korea were negatively impacted approximately $1.1 million or 11.8 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the South Korean won from 2007 to 2008. Excluding the effect of foreign currency fluctuations, net sales in South Korea decreased approximately $1.7 million or 18.3 percent for the year ended December 31, 2008 compared to the same period in 2007.  The decrease in net sales is primarily due to economic conditions within South Korea, which has resulted in a decrease in the number of active Distributors.

In Europe, our net sales revenues increased approximately $2.1 million or 116.7 percent to $3.9 million for the year ended December 31, 2008 from $1.8 million for the same period in 2007.  Our net sales in Europe were positively impacted approximately $0.3 million or 16.7 percent by foreign currency fluctuations due to the U.S. dollar weakening in relation to the euro from 2007 to 2008. Excluding the effect of foreign currency fluctuations, net sales in Europe increased approximately $1.8 million or 100.0 percent for the year ended December 31, 2008 compared to the same period in 2007 due to the continued growth of our operations in the countries in which we have operated since the opening of Synergy Worldwide in Europe in 2007.

In the United States, our net sales revenues decreased approximately $2.6 million or 30.6 percent to $5.9 million for the year ended December 31, 2008 from $8.5 million for the same period in 2007.  The decline in our net sales revenue within the United States is primarily due to the loss of a key Distributor network during the year.

In the remaining markets in which Synergy Worldwide operates, our net sales revenues decreased approximately $2.0 million or 14.8 percent to $11.5 million for the year ended December 31, 2008 from $13.5 million for the same period in 2007.  Our net sales were negatively impacted approximately $0.3 million or 2.2 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the various currencies our markets operate in from 2007 to 2008. Excluding the effect of foreign currency fluctuations, net sales revenue in Synergy Worldwide’s remaining markets decreased approximately $1.7 million or 12.6 percent for the year ended December 31, 2008 compared to the same period in 2007, primarily due to economic conditions within the various markets.

Active Distributors within Synergy Worldwide totaled approximately 76,000 and 81,100 at December 31, 2008 and December 31, 2007, respectively.  Active Managers within Synergy Worldwide totaled approximately 800 and 800 at December 31, 2008, and December 31, 2007, respectively. The change in Distributors is primarily related to Japan and the United States as noted above.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased to 19.3 percent in 2008 compared to 19.7 percent in 2007.   This improvement was primarily a result of decreased importation and purchasing costs in some of our foreign markets, as a result of their currencies strengthening in relation to the U.S. dollar.  In particular, these markets include Japan and Mexico, which account for a significant portion of consolidated net sales.  In addition, we were able to raise prices, while maintaining level inventory costs in our Russian, Ukraine, and other eastern European markets.

Volume Incentives

Volume Incentives as a percent of net sales revenue decreased to 37.5 percent in 2008 compared to 38.3 percent in 2007.  The decrease was partially due to changes in Volume Incentive programs for some products sold within the United States as well as the result of fuel surcharges included in net sales revenue within the United States for which there is no Volume Incentive.

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

Operating Income

Operating income increased $2.5 million in 2008 compared to 2007, from $3.1 million to $5.6 million.  The operating loss for NSP United States increased $0.6 million to $5.9 million in 2008 compared to $5.3 million in 2007.  This increase was primarily related to the Company’s interest in the losses of a variable interest entity of $0.9 million for which the Company was the primary beneficiary (see Note 1 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this report).  This entity was involved in the development of nutritional supplements.  Operating income for NSP International increased $4.2 million from $12.7 million in 2007 to $16.9 million in 2008 as a result of continued growth in our Russian, Ukrainian, and Eastern European markets.  The operating loss in Synergy Worldwide increased $1.0 million to $5.4 million in 2008 compared to $4.4 million in 2007.  This was primarily due to the loss of key Distributor networks as a result of increasing competition within the United States and Japanese markets.  This loss resulted in a significant decrease in sales in relation to the operating costs in these markets.  The net impact of foreign currency fluctuations on operating income included in the operating results of NSP International and Synergy Worldwide was $0.2 million.

Other Income, net

Other income, net for the year ended December 31, 2008 decreased $0.5 million compared to the same period in 2007 primarily due to a decrease in foreign exchange gains in certain markets based upon changes in exchange rates on intercompany related balances.

Income Taxes

The effective income tax rate was 128.4 percent for 2008, compared to 284.5 percent for 2007. The effective rate for 2008 differed from the federal statutory rate of 35.0 percent primarily due to:

(i)                                     Additional liabilities associated with uncertain tax positions increased the effective rate by 59.7 percent for 2008. These reserves related primarily to our exposure to transfer pricing on intercompany sales to foreign subsidiaries, to the withholding on sales commissions within certain foreign jurisdictions, and to the deductibility of volume incentive payments within certain foreign jurisdictions.  The increase recognized in 2008 was related to items that arose or increased during 2008.

(ii)                                  Changes in the deferred tax asset valuation allowance increased the effective rate by approximately 68.2 percent for 2008.  The decrease in the deferred tax asset valuation allowance was primarily the result of significant reserves being established for certain foreign subsidiary deferred tax assets that were not likely to be realized due to the recurring losses within the respective tax jurisdictions.

(iii)                               The amortization of a prepaid tax resulting from a taxable gain on the sale of intercompany assets eliminated for reporting purposes, but recognized for the calculation of the consolidated income tax provision, increased the effective rate by approximately 17.4 percent in 2008. The prepaid tax is being amortized over the respective life of the asset, and it is anticipated to impact the effective tax rate through 2010.

(iv)                              Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 33.6 percent in 2008.  Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits, and adjustments relating to outside basis calculations under applicable U.S. GAAP.

(v)                                 A foreign exchange tax loss on a U.S. dollar denominated intercompany payable decreased the effective tax rate by approximately 16.8 percent in 2008.  The related foreign book loss are eliminated in consolidation; however, it was still taxable in the respective foreign jurisdictions.

(vi)                              Foreign and state tax rate differentials that incrementally impact the federal statutory rate, as well as permanent nondeductible or deductible items account for the remaining change.

As a net result of these and other differences, tax expense for 2008 was greater than income before taxes for the year ended December 31, 2008.

The effective income tax rate was 284.5 percent for 2007. The effective rate for 2007 differed from the federal statutory rate of

35 percent primarily due to:

(i)

Additional liabilities associated with uncertain tax positions increased the effective rate by approximately 104.4 percent and related primarily to our exposure to transfer pricing on intercompany sales to foreign subsidiaries, to the withholding on sales commissions within certain foreign jurisdictions, and to the deductibility of volume incentive payments within certain foreign jurisdictions.

(ii)

Additional tax contingencies which increased the effective rate by approximately 16.0 percent.  The increase in tax contingencies primarily relates to foreign non-income tax related expenses which reduced the pretax income but were non-deductible for income tax purposes consequently increased the effective rate. The items primarily related to tax contingencies for VAT transactions.

(iii)

Changes in the deferred tax asset valuation allowance increased the effective rate by approximately 61.1 percent. The increase in the deferred tax asset valuation allowance was primarily the result of establishing reserves against certain foreign subsidiary deferred tax assets that were not likely to be realized due to the recurring losses within the respective tax jurisdiction.

(iv)

The amortization of a prepaid tax resulting from a taxable gain on the sale of intercompany assets eliminated for reporting purposes, but recognized for the calculation of the consolidated income tax provision, increased the effective tax rate by approximately 25.2 percent. The prepaid tax is anticipated to impact the effective tax rate through 2010.

(v)

A foreign exchange tax gain on a U.S. dollar denominated intercompany payable increased the effective tax rate by approximately 17.4 percent.  The related foreign book gain was eliminated in consolidation; however, it was still taxable in the respective foreign jurisdictions.

(vi)

An approximately 10.6 percent increase for state income taxes represented the incremental impact on the statutory rate for state income taxes deducted according to the expected blended state income tax rate, net of the federal benefit.

(vii)

Adjustments relating to the U.S. tax impact of foreign operations increased the effective tax rate by approximately 17.1 percent.  Included were adjustments for dividends received from foreign subsidiaries, adjustments for deduction of foreign taxes, and adjustments relating to outside basis calculations under applicable U.S. GAAP.

(viii)	Foreign tax rate differentials, due to higher tax rates in some foreign jurisdictions, as well as permanent nondeductible or deductible items account for the remaining change.

As a net result of these and other differences, tax expense for 2007 was greater than income before taxes for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including Volume Incentives, capital assets, inventory purchases, and funding of international expansion. As of December 31, 2009, working capital was $33.5 million, compared to $30.2 million as of December 31, 2008.  At December 31, 2009, we had $35.5 million in cash and cash equivalents, of which $33.7 is held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $3.2 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Operating activities	$927	$772	$12,832
Investing activities	(297)	(6,759)	(5,701)
Financing activities	(776)	(3,102)	(1,604)

For the year ended December 31, 2009, we generated cash from operating activities of $0.9 million compared to $0.8 million in 2008. The increase in operating cash is primarily related to improvements in operating income from a net loss of $1.8 million in the prior year, to net income of $6.1 million, as well as the decrease in our accrued liabilities related to the reduction of certain non-income tax related contingencies, payments of professional fees, as well as the timing of receipts from accounts receivable, and other fluctuations in other operating assets and liabilities.

For the year ended December 31, 2008, we generated cash from operating activities of $0.8 million compared to $12.8 million in 2007. The decrease in cash generated from operating activities was primarily due to the timing of payments on accounts receivable and increased use of funds to purchase inventory compared to decreases in our overall inventory balances in 2007.  Our supply of inventory on hand had increased to 201 days as of December 31, 2008 compared to 181 days as of December 31, 2007.  The increase in our inventory on hand is the result of building inventory for our new markets in Europe and China, as well as new product launches in South Eastern Asia. In addition, operating cash flow decreased significantly as a result of the timing of payments of accrued liabilities.

Capital expenditures related to the purchase of equipment, computer systems, and software for the years ended December 31, 2009, 2008, and 2007 were $3.2 million, $3.5 million, and $4.5 million, respectively. Approximately $4.0 million of cash was used during 2008 to purchase a warehouse in Venezuela. During 2007, an additional $1.0 million was used for the acquisition of intangibles related to the purchase of product formulations.

We also had cash proceeds of $2.1 million and $0.1 million from the sale of restricted investments during the years ended December 31, 2009 and 2008, respectively. These investments were initially purchased during 2007. In addition, we had cash proceeds of $0.8 million, $0.6 million, and $1.4 million from the sale of available-for-sale investments for each of the years ended December 31, 2009, 2008, and 2007, respectively.

During 2009, 2008, and 2007, we used cash to pay dividends of $0.8 million, $3.1 million, and $3.1 million, respectively.  The Company suspended the payment of its quarterly cash dividends, effective the second quarter of 2009, in an effort to conserve cash in the United States. The suspension of cash dividends is expected to preserve approximately $3.1 million of cash flow on an annual basis.

The uses of cash for financing activities above were partially offset by proceeds received from option holders exercising their options of $1.3 million for the year ended December 31, 2007.  There were no proceeds related to the exercise of stock options for the years ended December 31, 2008 and 2009.

We believe that our working capital requirements can be met for the foreseeable future through our available cash and cash equivalents, and cash generated from operating activities; however, a prolonged economic downturn, a decrease in the demand for our products, the unfavorable settlement of our unrecognized tax positions and non-income tax contingencies could adversely affect our long-term liquidity. In the event of a significant decrease in cash provided by our operating activities, it might be necessary for us to obtain additional external sources of funding.

We do not currently maintain a long-term credit facility or any other external sources of long-term funding; however, we are exploring the possibility of establishing a long-term credit facility and believe that such funding can be established with competitive terms in the event additional sources of funds become necessary.

During 2009, we had short-term borrowings and repayments of $7.9 million from our investment brokerage secured by our available for sale investments in order to generate additional liquidity from month-to-month based upon our working capital needs. We have the ability to borrow up to approximately 80 percent of the fair value of our municipal obligations within our available for sale investments. These borrowings began in 2009 and were typically repaid in the month following the initial borrowing.

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2009 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$11,747	$4,756	$5,336	$1,374	$281
Purchase obligations(1)	14,061	14,061	—	—	—
Capital purchase obligations(2)	216	216	—	—	—
Self-insurance reserves(3)	2,942	457	—	—	2,485
Other long-term liabilities reflected on the balance sheet(4)	1,752	—	—	—	1,752
Unrecognized tax benefits(5)	—	—	—	—	—
Total	$30,718	$19,490	$5,336	$1,374	$4,518

(1)	Purchase obligations include non-cancelable purchase agreements for both botanical and non-botanical raw materials related to our forecasted 2009 production estimates, as well as related packaging materials.

(2)	Capital purchase obligations included non-cancelable purchase agreements for upgrades related to our information systems and manufacturing equipment.

(3)

The Company retains a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the Company’s consolidated balance sheet.

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

(5)

At December 31, 2009, there was $35.0 million of liabilities, offset by $15.4 million of other assets related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2009, 2008 and 2007, the aggregate amounts of these payments were $4.0 million, $7.7 million and $5.6 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, cash flows, capital expenditures, or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on business combinations that changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. In addition, the guidance expands required disclosures surrounding the nature and financial affects of business combinations. The Company adopted this guidance on January 1, 2009, and will apply it to future business combinations.

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

In April 2009, the FASB issued new guidance that amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In April 2009, the FASB issued new guidance providing additional information on factors to consider in estimating fair values when there has been a significant decrease in the market activity for a financial asset or liability. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In May 2009, the FASB issued new authoritative guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, it requires disclosure of the date through which subsequent events were evaluated. This guidance is effective for interim and annual periods after June 15, 2009. In February 2010, FASB amended this guidance to clarify the date through which subsequent events are to be evaluated. The Company adopted this guidance during the quarter ended June 30, 2009 and the subsequent amendment as of the year ended December 31, 2009, and has evaluated subsequent events through the date the Company’s consolidated financial statements were issued.

In June 2009, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“Codification”) was issued. The Codification supersedes all existing accounting standard documents and is the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Company’s Notes to the Consolidated Financial Statements in Item 8 of this report reflect the adoption of the Codification.

Recent Accounting Guidance Not Yet Adopted

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendment requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a VIE. The primary beneficiary of a VIE is the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE as well as expanded disclosure requirements for enterprises with an interest in a VIE. The guidance is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited. The Company does not expect the adoption of this amendment to have a material impact on its financial condition, results of operations, or cash flows.

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

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance will be effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which will be effective for the Company on January 1, 2011. The Company does not expect this guidance to have a material impact on its financial condition, results of operations, or cash flows.

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

Foreign Currency Risk

During the year ended December 31, 2009, approximately 55.0 percent of our net sales revenue and approximately 54.7 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar.  All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively impacted by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading, or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part II, Item 7 of this report.

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

Exchange Rate Sensitivity of Operating Income for the year ended December 31, 2009 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
Exchange Rate Sensitivity -		10%		15%		25%
Operating Income		Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
(Dollar amounts in thousands)

Net Sales Revenue	$343,023	$(11,284)	(3.3)%	$(16,191)	(4.7)%	$(24,826)	(7.2)%

Cost and Expenses
Cost of Goods Sold	68,803	(2,016)	(2.9)%	(2,893)	(4.2)%	(4,436)	(6.4)%
Volume Incentives	126,165	(4,429)	(3.5)%	(6,355)	(5.0)%	(9,744)	(7.7)%
Selling, General and Administrative	137,288	(4,544)	(3.3)%	(6,520)	(4.7)%	(9,998)	(7.3)%

Operating Income	10,767	(295)	(2.7)%	(423)	(3.9)%	(648)	(6.0)%

As noted above, certain of our operations including Russia and the Ukraine are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian rubble or the Ukrainian hryvnia do not result in currency fluctuations within our financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly impact the prices of our products and the purchasing power of our independent Managers and Distributors within these markets.

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

Exchange Rate Sensitivity of Balance Sheet as of December 31, 2009 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		Gain	Gain	Gain	Gain	Gain	Gain
Exchange Rate Sensitivity - Balance Sheet		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
(Dollar amounts in thousands)

Current Assets subject to Exchange Rate Risk
Cash and cash equivalents	$35,538	$(2,888)	(8.1)%	$(4,144)	(11.7)%	$(6,355)	(17.9)%
Restricted cash	1,495	(136)	(9.1)%	(195)	(13.0)%	(299)	(20.0)%
Accounts receivable, net	8,294	(372)	(4.5)%	(533)	(6.4)%	(817)	(9.9)%

Current Liabilities subject to Exchange Rate Risk
Accounts payable	4,176	113	2.7%	162	3.9%	249	6.0%

Total Loss from Strengthening of U.S. Dollar		(3,283)		(4,710)		(7,222)

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2009 and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency (dollar amounts in thousands)

		At Spot Exchange Rate per
	Translated into	One U.S. Dollar as of
	U.S. Dollars	December 31, 2009
Cash and Cash Equivalents
Canada (Dollar)	$3,395	1.1
Colombia (Peso)	1,565	2,064.6
Indonesia (Rupiah)	1,256	9,416.2
Japan (Yen)	4,978	92.2
Mexico (Peso)	2,518	13.0
South Korea (Won)	2,774	1,165.8
European Markets (Euro)	1,409	0.7
United Kingdom (Pound)	1,131	0.6
Honduras (Lempira)	1,170	19.3
Other	4,324	Varies
Total	$24,520

Restricted Cash
Venezuela (Bolivar)	$1,495	2.1

Accounts Receivable
Japan (Yen)	$1,362	92.2
Other	2,725	Varies
Total	$4,087

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

Year ended December 31	2009		2008		2007
Canada (Dollar)	1.1		1.1		1.1
Japan (Yen)	93.5		102.8		117.7
Mexico (Peso)	13.5		11.1		10.9
Venezuela (Bolivar)	2.1	(1)	2.1	(1)	2,145.9

(1)       Effective January 1, 2008, Venezuela changed its currency from the bolivar to the bolivar fuerte (the bolivar fuerte is equal to approximately 1,000 bolivars; both are referred to as “bolivars”).

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors.  There were no countries considered to have a highly inflationary economy during 2009, 2008, or 2007.

As of January 1, 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar will be the functional currency for our subsidiary in Venezuela. Going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses will be reflected in earnings. Through December 31, 2009 (prior to being designated as highly inflationary), translation adjustments were reflected in shareholders’ equity as part of other comprehensive income (loss).

On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, will change from 2.15 to 2.60, while other payments for non-essential goods will move to an exchange rate of 4.30. We believe that the majority of our products are expected to fall into the essential classification and will qualify for the 2.60 rate.   However, our overall results in Venezuela will be remeasured to the U.S. dollar at approximately 4.30, the rate expected to be applicable to dividend repatriations.

We will need to remeasure our local balance sheet as of January 1, 2010 to reflect the impact of the devaluation. However, we expect this impact to be a gain of approximately $3.6 million to $4.7 million due to the negative position of our Venezuelan subsidiary’s net monetary assets. There will also be an ongoing impact related to measuring our income statement at the new exchange rates. Our earnings from Venezuela will be reflected in our consolidated financial statements at the 4.30 official rate, as this is the rate at which we expect to be able to repatriate dividends. Moving from the 2.15 rate to 4.30 will reduce future total company reported sales by less than 2 percent on an ongoing basis. The exchange rate change will also reduce our reported operating income by $0.8 million. Over time, we intend to restore the sales and profit levels achieved prior to the devaluation. However, our ability to do so will be impacted by several factors, including the Company’s ability to take actions to mitigate the effect of the devaluation, further actions of the Venezuelan government, economic conditions in Venezuela such as inflation and consumer spending.

As of December 31, 2009, the Company had approximately $2.0 million in cash, of which $1.5 million was restricted (or $1.0 million, of which $0.7 million is restricted, as of January 1, 2010 due to the devaluation of the bolivar fuerte as described above), denominated in Venezuelan bolivar fuertes. Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. The market rate, which is substantially lower than the official rate, may be used to obtain U.S. dollars or other currencies without approval of the government’s currency control organization. Going forward, the devaluation of the official rate has reduced the differential between the official and parallel exchange rate and is therefore expected to reduce the incremental cost of exchanging currencies through securities transactions in the parallel market. However, at this time, we are not able to reasonably estimate the future state of exchange controls in Venezuela and the availability of official foreign exchange rate U.S. dollars. However, the application and approval process has been delayed in recent periods, and the timing and ability to obtain U.S. dollars in the future at the official exchange rate remains uncertain. Unless the official exchange rate is made more readily available, however, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources.

The restriction of $1.5 million in cash as of December 31, 2009 in Venezuela is the result of the local government seizing control of the bank in which this operating cash was deposited and temporarily freezing its deposits.  As a result, the Company has reclassified these deposits from cash and cash equivalents to restricted cash.  While we expect these funds to become unrestricted in the near future, at this time we cannot estimate when they will be released or if there will be any potential loss related to the release of these funds.

During 2009, our Venezuelan subsidiary’s net sales revenue represented approximately 3.6 percent of consolidated net sales revenue.  Our Venezuelan subsidiary held total assets of $11.2 million (which includes an intercompany receivable denominated in U.S. dollars of approximately $1.9 million) and net assets of $0.5 million at December 31, 2009, including $2.0 million of monetary assets noted above.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On December 31, 2009, we had investments of $3.2 million of which $2.1 million were municipal obligations, which carry an average fixed interest rate of 5.1percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 16, 2010

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

As of December 31	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$35,538	$34,853
Restricted cash	1,495	—
Accounts receivable, net of allowance for doubtful accounts of $1,840 and $1,472, respectively	8,294	10,786
Investments available for sale	3,167	3,858
Restricted investments	—	2,050
Inventories, net	40,623	39,558
Deferred income tax assets	6,646	9,080
Prepaid expenses and other	5,629	7,935
Total current assets	101,392	108,120

Property, plant and equipment, net	28,757	30,224
Investment securities	1,752	1,394
Intangible assets, net	1,421	1,538
Deferred income tax assets	12,228	6,412
Other assets	19,306	16,588
	$164,856	$164,276

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,176	$8,777
Accrued volume incentives	17,495	15,753
Accrued liabilities	34,143	45,475
Deferred revenue	4,513	5,167
Income taxes payable	7,542	2,748
Total current liabilities	67,869	77,920

Liability related to unrecognized tax benefits	35,028	30,952
Deferred compensation payable	1,752	1,394
Other liabilities	3,112	333
Total long-term liabilities	39,892	32,679

Commitments and Contingencies (Notes 8 and 11)

Shareholders’ Equity:
Common stock, no par value; 50,000 shares authorized, 15,510 shares issued and outstanding as of December 31, 2009 and 2008	67,183	66,705
Retained earnings	9,511	4,172
Accumulated other comprehensive loss	(19,599)	(17,200)
Total shareholders’ equity	57,095	53,677
	$164,856	$164,276

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

Year Ended December 31	2009	2008	2007
Net Sales Revenue (net of the rebate portion of volume incentives of $47,505, $50,988, and $49,700, respectively)	$343,023	$373,234	$360,874
Costs and Expenses:
Cost of goods sold	68,803	71,874	70,996
Volume incentives	126,165	140,074	138,111
Selling, general and administrative	137,288	155,688	148,706
	332,256	367,636	357,813
Operating Income	10,767	5,598	3,061
Other Income (Expense):
Interest and other income, net	1,409	1,830	1,409
Interest expense	(124)	(52)	(69)
Foreign exchange gains (losses), net	2,273	(908)	64
	3,558	870	1,404
Income Before Provision for Income Taxes	14,325	6,468	4,465
Provision for Income Taxes	8,210	8,306	12,702
Net Income (Loss)	$6,115	$(1,838)	$(8,237)

Basic Net Income (Loss) Per Common Share	$0.39	$(0.12)	$(0.53)
Diluted Net Income (Loss) Per Common Share	$0.39	$(0.12)	$(0.53)
Basic Common Shares Outstanding	15,510	15,510	15,495
Diluted Common Shares Outstanding	15,512	15,510	15,495

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Value	Earnings	Loss	Total
Balance at January 1, 2007	15,348	$64,795	$20,451	$(17,060)	$68,186
Common stock issued under stock option plan	162	1,252	—	—	1,252
Tax benefit related to exercise of stock options	—	246	—	—	246
Share-based compensation expense	—	326	—	—	326
Cash dividends ($0.20 per share)	—	—	(3,102)	—	(3,102)
Components of comprehensive loss:
Foreign currency translation	—	—	—	1,625
Net unrealized gains on investment securities (net of tax of $63)	—	—	—	96
Net loss	—	—	(8,237)	—
Total comprehensive loss	—	—	—	—	(6,516)
Balance at December 31, 2007	15,510	66,619	9,112	(15,339)	60,392
Share-based compensation expense	—	86	—	—	86
Cash dividends ($0.20 per share)	—	—	(3,102)	—	(3,102)
Components of comprehensive loss:
Foreign currency translation	—	—	—	(1,757)
Net unrealized losses on investment securities (net of tax of $66)	—	—	—	(104)
Net loss	—	—	(1,838)	—
Total comprehensive loss					(3,699)
Balance at December 31, 2008	15,510	66,705	4,172	(17,200)	53,677
Share-based compensation expense	—	478	—	—	478
Cash dividends ($0.05 per share)	—	—	(776)	—	(776)
Components of comprehensive income:
Foreign currency translation	—	—	—	(2,463)
Net unrealized gains on investment securities (net of tax of $42)	—	—	—	64
Net income	—	—	6,115	—
Total comprehensive income					3,716
Balance at December 31, 2009	15,510	$67,183	$9,511	$(19,599)	$57,095

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts In Thousands)

Year Ended December 31	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,115	$(1,838)	$(8,237)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	219	990	(208)
Depreciation and amortization	4,501	5,437	6,409
Share-based compensation expense	478	86	326
Tax benefit from stock option exercise	—	—	(246)
Loss (gain) on sale of property and equipment	142	102	(18)
Deferred income taxes	(3,968)	(3,091)	(1,450)
Amortization of bond discount	28	38	48
Purchase of trading investment securities	(267)	(1,769)	(149)
Proceeds from sale of trading investment securities	91	1,714	173
Realized and unrealized (gains) losses on investments	(182)	428	(171)
Amortization of prepaid taxes related to gain on intercompany sales	1,127	1,215	1,471
Foreign exchange (gains) losses	(2,273)	908	433
Changes in assets and liabilities:
Restricted cash	(1,495)	—	—
Accounts receivable	2,424	(4,168)	(857)
Inventories	(617)	(4,825)	3,780
Prepaid expenses and other	2,407	(225)	(1,826)
Other assets	(3,756)	(1,632)	(323)
Accounts payable	(4,339)	1,840	358
Accrued volume incentives	1,429	114	383
Accrued current and other long-term liabilities	(10,110)	2,268	15,480
Deferred revenue	(654)	(40)	393
Income taxes payable	5,193	(1,564)	(3,017)
Liability related to unrecognized tax positions	4,076	5,064	—
Deferred compensation payable	358	(280)	80
Net cash provided by operating activities	927	772	12,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,211)	(7,504)	(4,456)
Proceeds from sale of investments available for sale	794	640	1,432
Proceeds from sale of restricted investments	2,050	25	—
Purchase of restricted investments	—	—	(2,075)
Purchase of intangible assets	—	—	(1,000)
Proceeds from sale of property, plant and equipment	70	80	398
Net cash used in investing activities	(297)	(6,759)	(5,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(776)	(3,102)	(3,102)
Proceeds from short-term borrowings	7,900	—	—
Payments on short-term borrowings	(7,900)	—	—
Proceeds from exercise of stock options	—	—	1,252
Tax benefits from stock option exercises	—	—	246
Net cash used in financing activities	(776)	(3,102)	(1,604)
Effect of exchange rates on cash and cash equivalents	831	(1,357)	711
Net increase (decrease) in cash and cash equivalents	685	(10,446)	6,238
Cash and cash equivalents at beginning of the year	34,853	45,299	39,061
Cash and cash equivalents at end of the year	$35,538	$34,853	$45,299

Year Ended December 31	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,370	$5,807	$11,140
Cash paid for interest	124	60	85
Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$114	$487	$78

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

The Company markets its products in the United States, Mexico, Central America, Canada, Venezuela, the Dominican Republic, Japan, Ecuador, the United Kingdom, Colombia, Peru, Israel, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, Belarus, China, Poland, Brazil, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, the Philippines, Indonesia, Germany, Austria, the Netherlands, Norway, Sweden, and the Czech Republic. The Company also exports its products to several other countries, including Argentina, Australia, Chile, New Zealand, and Norway.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of Nature’s Sunshine Products, Inc. and its subsidiaries. At December 31, 2009, 2008, and 2007, all of the Company’s subsidiaries were wholly owned.

During 2008, the Company determined that it had a variable interest and was the primary beneficiary in a development stage entity. As a result, the Company consolidated the entity in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to the consolidation of variable interest entities. This variable interest is the result of loans provided by the Company to the entity during 2008 and early 2009, which were secured by the entity’s assets. The Company provided loans to the entity in order to provide them with some of the capital necessary to market its products, and to provide the Company with access to new product formulations. The Company provided no guarantees on behalf of the entity and had no future obligations to the entity. Its creditors did not have any recourse against the Company. The Company provided additional loans of $439 during the twelve months ended December 31, 2009. During December 2009, the entity ceased operations and filed for bankruptcy protection, and as a result, the Company deconsolidated the entity. The impact of the deconsolidation was immaterial to the results of the Company. The related loans of $772 have been fully reserved as of December 31, 2009.

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

As of December 31, 2009 and 2008, the Company had approximately $2,005, of which $1,495 was restricted (or $1,000, of which $746 is restricted, as of January 1, 2010 due to the devaluation of the bolivar fuerte as described below in the discussion of foreign currency translation), and $3,415, respectively, in cash denominated in Venezuelan bolivar fuertes. Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for the Company’s subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. The market rate, which is substantially lower than the official rate, may be used to obtain U.S. dollars or other currencies without approval of the government’s currency control organization. Going forward, the devaluation of the official rate in January 2010 has reduced the differential between the official and parallel exchange rate and is therefore expected to reduce the incremental cost of exchanging currencies through securities transactions in the parallel market. However, at this time, we are not able to reasonably estimate the future state of exchange controls in Venezuela and the availability of official foreign exchange rate U.S. dollars. However, the application and approval process has been delayed in recent periods, and the timing and ability to obtain U.S. dollars in the future at the official exchange rate remains uncertain. Unless the official exchange rate is made more readily available, however, its subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at less favorable exchange rates from non-government sources.

The restriction of $1,495 in cash as of December 31, 2009 in Venezuela is the result of the local government seizing control of the bank in which this operating cash was deposited and temporarily freezing its deposits.  As a result, the Company has reclassified these deposits from cash and cash equivalents to restricted cash. While the Company expects these funds to become unrestricted in the near future, at this time it cannot estimate when they will be released or if there will be any potential loss related to the release of these funds.

During 2009 and 2008, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 3.6 percent and 3.4 percent of consolidated net sales revenue, respectively.  Its Venezuelan subsidiary held total assets of $11,233 and $11,539 (which includes an intercompany receivable denominated in U.S. dollars of $1,850 and $1,737) and net assets of $524 and $1,561 at December 31, 2009 and 2008, respectively.

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

For available-for-sale debt securities with unrealized losses, the Company performs an analysis to assess whether it intends to sell or whether it would be more likely than not required to sell the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

For all other debt securities that experience a decline in fair value that is determined to be other-than-temporary and not related to credit loss, the Company records a loss, net of a tax, in accumulated other comprehensive income (loss). The credit loss is recorded within earnings as an impairment loss. Management judgment is involved in evaluating whether a decline in an investment’s fair value is other-than-temporary.

Regardless of the Company’s intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

For equity securities, when assessing whether a decline in fair value below our cost basis is other-than-temporary, the Company considers the fair market value of the security, the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time in order to enable recovery of our cost. New information and the passage of time can change these judgments. Where the Company has determined that the Company lacks the intent and ability to hold an equity security to its expected recovery, the security’s decline in fair value is deemed to be other-than-temporary and is recorded within earnings as an impairment loss.

The Company also has certain investment securities classified as trading securities. The Company maintains its trading securities portfolio to generate returns that are offset by corresponding changes in certain liabilities related to the Company’s deferred compensation plans (see Note 10). The trading securities portfolio consists of marketable securities, which are recorded at fair value and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. These investment securities are not available to the Company to fund its operations as they are restricted for the payment of the deferred compensation payable.  The Company has established a rabbi trust to finance obligations under the plan. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

Restricted Investments

The Company’s restricted investments include auction rate preferred investments totaling $2,050 with Merrill Lynch with investment grades of AAA (original date of purchase) as of December 31, 2008. Auction rate preferred investments are similar in nature to auction rate securities in that they are long-term bonds or preferred stocks that act like short-term debt; however unlike auction rate securities, these investments require at least 200% collateral by the issuer. Interest rates for these investments reset in Dutch auctions held weekly. These investments were carried at par, which approximates fair value. The auction process for action rate investments historically provided a liquid market for these investments. However, in the second half of 2007, this process began to deteriorate. While the Company’s portfolio was not affected by the auction rate process in 2007, the investments held by the Company experienced auction failures during 2008. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale

In determining the fair value of the Company’s restricted investments at December 31, 2008, the Company took into consideration fair values determined by the financial institutions, current credit ratings of the underlying securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and its current liquidity position.  In January 2009, the Company redeemed these securities at par value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, investments, and accounts payable. Other than investments, which are carried at fair value, the carrying values of these financial instruments approximate their fair values.

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

Intangible Assets

Intangible assets consist of purchased product formulations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 15 years. Intangible assets, net of accumulated amortization, totaled $1,421 and $1,538 at December 31, 2009 and 2008, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. At December 31, 2009 and 2008, the Company did not consider any of its long-lived assets to be impaired.

Incentive Trip Accrual

The Company accrues for expenses for incentive trips associated with its direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at its conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded. The Company has accrued convention and meeting costs of $2,903 and $4,499 at December 31, 2009 and 2008, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Short-term Borrowings

During 2009, the Company had short-term borrowings and repayments of $7,900  from its investment brokerage secured by its available for sale investments in order to generate additional liquidity from month-to-month based upon its working capital needs. The Company has the ability to borrow up to approximately 80 percent of the fair value of its municipal obligations within its available for sale investments. These borrowings began in 2009 and were typically repaid in the month following the initial borrowing.

Foreign Currency Translation

The local currency of the foreign subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies. The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors.  There were no countries considered to have a highly inflationary economy during 2009, 2008, or 2007.

As of January 1, 2010, Venezuela has been designated as a highly inflationary economy under accounting principles generally accepted in the United States of America (“GAAP”). As a result, beginning January 1, 2010, the U.S. dollar will be the functional currency for our subsidiary in Venezuela. Going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses will be reflected in earnings. Through December 31, 2009 (prior to being designated as highly inflationary), translation adjustments were reflected in shareholders’ equity as part of other comprehensive income (loss).

On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, will change from 2.15 to 2.60, while other payments for non-essential goods will move to an exchange rate of 4.30. The Company believes that the majority of its products are expected to fall into the essential classification and will qualify for the 2.60 rate.   However, its overall results in Venezuela will be remeasured to the U.S. dollar at approximately 4.30, the rate expected to be applicable to dividend repatriations.

The Company will need to remeasure its Venezuelan subsidiary’s local balance sheet as of January 1, 2010 to reflect the impact of the devaluation. However, it expects this impact to be a gain of approximately $3,600 to $4,700 due to the negative position of its Venezuelan subsidiary’s net monetary assets. There will also be an ongoing impact related to measuring our income statement at the new exchange rates. Its earnings from Venezuela will be remeasured to the U.S. dollar in its consolidated financial statements at the 4.30 official rate, as this is the rate at which it expects to be able to repatriate dividends. Moving from the 2.15 rate to 4.30 will reduce future total company reported sales by less than 2 percent on a going basis.

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

A reserve for product returns is recorded based upon historical experience.  The Company allows Distributors or Managers to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more restrictive.  Sales returns for the years 2009, 2008, and 2007, were $145, $113, and $93, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales revenue. Shipping and handling revenues of approximately $11,167, $9,924, and $9,453 were reported as net sales revenue for the years ended December 31, 2009, 2008, and 2007, respectively. The corresponding shipping and handling expenses are reported in selling, general and administrative expenses and approximated the amounts reported as net sales revenue.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales) as permitted by authoritative U.S. GAAP.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2009, 2008, and 2007 totaled approximately $2,397, $1,728, and $1,547 respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $2,041, $2,034, and $1,940 in 2009, 2008, and 2007, respectively.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when the loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially impact our results of operations in the period of adjustment. The Company’s contingencies are discussed in further detail in Note 11.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Net Income (Loss) Per Share Amount
Year Ended December 31, 2009
Basic EPS	$6,115	15,510	$0.39
Effect of options	—	2	—
Diluted EPS	$6,115	15,512	$0.39

Year Ended December 31, 2008
Basic EPS	$(1,838)	15,510	$(0.12)
Effect of options	—	—	—
Diluted EPS	$(1,838)	15,510	$(0.12)

Year Ended December 31, 2007
Basic EPS	$(8,237)	15,495	$(0.53)
Effect of options	—	—	—
Diluted EPS	$(8,237)	15,495	$(0.53)

For the year ended December 31, 2009, options to purchase a total of 205 shares of common stock were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. Because of net losses in the years ended December 31, 2008 and 2007, outstanding options to purchase 263 and 307 shares of common stock, respectively, were not included in the computation of diluted not loss per share because the effect on net loss per share would be anti-dilutive.

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their granted-dated fair values in accordance with authoritative U.S. GAAP. The Company records compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. The Company estimated forfeiture rate is based upon historical experience.

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

In April 2009, the FASB issued new guidance that amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In April 2009, the FASB issued new guidance providing additional information on factors to consider in estimating fair values when there has been a significant decrease in the market activity for a financial asset or liability. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations, or cash flows.

In May 2009, the FASB issued new authoritative guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, it requires disclosure of the date through which subsequent events were evaluated. This guidance is effective for interim and annual periods after June 15, 2009. In February 2010, FASB amended this guidance to clarify the date through which subsequent events are to be evaluated. The Company adopted this guidance during the quarter ended June 30, 2009 and the subsequent amendment during the year ended December 31, 2009, and has evaluated subsequent events through the date the Company’s consolidated financial statements were issued.

In June 2009, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“Codification”) was issued. The Codification supersedes all existing accounting standard documents and is the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Company’s Notes to the Consolidated Financial Statements reflect the adoption of the Codification.

Recent Accounting Guidance Not Yet Adopted

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendment requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a VIE. The primary beneficiary of a VIE is the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE as well as expanded disclosure requirements for enterprises with an interest in a VIE. The guidance is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited. The Company does not expect the adoption of this amendment to have a material impact on its financial condition, results of operations, or cash flows.

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

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance will be effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which will be effective for the Company on January 1, 2011. The Company does not expect this guidance to have a material impact on its financial condition, results of operations, or cash flows.

NOTE 2: INVENTORIES

The composition of inventories is as follows:

As of December 31	2009	2008
Raw materials	$9,205	$9,515
Work in process	675	766
Finished goods	30,743	29,277
	$40,623	$39,558

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows:

As of December 31	2009	2008
Land and improvements	$3,784	$3,784
Buildings and improvements	32,168	32,036
Machinery and equipment	17,238	16,906
Furniture and fixtures	24,103	24,959
	77,293	77,685
Accumulated depreciation and amortization	(48,536)	(47,461)
	$28,757	$30,224

Depreciation expense was $4,384, $5,319, and $6,310 for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 4: INTANGIBLE ASSETS

The Company acquired certain product formulations during the years ended December 31, 2007 and 2006. At December 31, 2009 and 2008, the product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $342 and $225, and a net amount of $1,421 and $1,538, respectively. The useful life of the product formulations is estimated to be 15 years.

Amortization expense for intangible assets for the years ended December 31, 2009, 2008 and 2007 was $117, $118 and $99, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

Year Ending December 31:	Estimated Amortization Expense
2010	$118
2011	118
2012	118
2013	118
2014	118
Thereafter	831
Total	$1,421

NOTE 5: INVESTMENT SECURITIES

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,030	$107	$—	$2,137
U.S. Government Securities Funds	698	13	—	711
Equity securities	233	90	(4)	319
Total short-term investment securities	$2,961	$210	$(4)	$3,167

As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,858	$66	$(1)	$2,923
U.S. Government Securities Funds	691	19	—	710
Equity securities	233	—	(8)	225
Total short-term investment securities	$3,782	$85	$(9)	$3,858

The fair values of contractual maturities of municipal obligations at December 31, 2009, are as follows:

Mature after one year through five years	$2,029
Mature after five years	108
Total	$2,137

During 2009, 2008, and 2007, the proceeds from the sales of available-for-sale securities were $794, $640, and $1,432, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company’s trading securities portfolio totaled $1,752 and $1,394 at December 31, 2009 and 2008, respectively, and generated gains of $182, losses of $345, and gains of $171 for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, the Company had unrealized losses of $4 and $9, respectively, in its municipal obligations and equity securities investments. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

NOTE 6: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows:

As of December 31	2009	2008
Foreign non-income tax contingencies (See Note 11)	$6,949	$8,141
Sales, use, and property tax (See Note 11)	8,902	11,447
Salaries and employee benefits	8,807	9,590
Convention and meeting costs	2,903	4,499
Other	6,582	11,798
Total	$34,143	$45,475

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2007	$(17,154)	$94	$(17,060)
Activity, net of tax	1,625	96	1,721
Balance as of December 31, 2007	(15,529)	190	(15,339)
Activity, net of tax	(1,757)	(104)	(1,861)
Balance as of December 31, 2008	(17,286)	86	(17,200)
Activity, net of tax	(2,463)	64	(2,399)
Balance as of December 31, 2009	$(19,749)	$150	$(19,599)

NOTE 8: INCOME TAXES

Income from operations before provision (benefit) for income taxes are taxed under the following jurisdictions:

Year Ended December 31	2009	2008	2007
Domestic	$7,476	$1,067	$265
Foreign	6,849	5,401	4,200
Total	$14,325	$6,468	$4,465

Components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2009 are as follows:

Year Ended December 31	2009	2008	2007
Current:
Federal	$6,812	$3,437	$5,161
State	599	454	1,196
Foreign	4,767	7,506	7,795
Subtotal	12,178	11,397	14,152
Deferred:
Federal	(4,593)	(1,904)	(1,324)
State	277	(463)	(527)
Foreign	348	(724)	401
Subtotal	(3,968)	(3,091)	(1,450)
Total provision for income taxes	$8,210	$8,306	$12,702

The income tax benefits associated with employee exercises of options under the nonqualified stock option plan decreased the income taxes payable by $0, $0, and $246 in 2009, 2008, and 2007, respectively. These benefits were recorded as an increase to common stock.

The provision for income taxes, as a percentage of income before provision for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31	2009	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	4.0	(0.1)	10.6
U.S. tax impact of foreign operations	(13.7)	(33.6)	17.1
Valuation allowance change	8.8	68.2	61.1
Tax contingencies	(4.5)	(1.0)	16.0
Foreign exchange gains (losses)	2.0	(16.8)	17.4
Gain on sale of intercompany assets	9.8	17.4	25.2
Charitable contributions	(0.1)	(0.5)	(0.9)
Foreign tax rate differential	14.0	1.7	5.6
Unrecognized tax benefits	(1.4)	59.7	104.4
Meals and entertainment	0.5	1.3	2.4
Tax adjustment for inflation	(0.1)	(1.1)	(7.1)
Domestic manufacturing deduction	(1.2)	(2.3)	(3.7)
Nondeductible foreign expenses	6.4	2.7	6.2
Other	(2.2)	(2.2)	(4.8)
Effective income tax rate	57.3%	128.4%	284.5%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company does not intend to reinvest undistributed earnings indefinitely in the Company’s foreign subsidiaries.

The significant components of the deferred tax assets (liabilities) are as follows:

As of December 31	2009	2008
Inventory	$1,862	$2,314
Accrued liabilities	3,928	4,086
Impaired investments	783	549
Deferred compensation	1,071	786
Amortization of intangibles	7,078	1,384
Bad debts	480	510
Net operating losses	9,765	6,813
Capital losses	708	708
Foreign tax and withholding credits	4,447	3,909
Non-income tax accruals	2,493	3,791
Health insurance accruals	339	1,182
APB 23— outside basis	2,695	2,073
Accelerated depreciation	—	131
Other deferred tax assets	1,887	2,061
Valuation allowance	(18,662)	(13,986)
Total deferred tax assets	18,874	16,311
Other deferred tax liabilities	(578)	(1,438)
Total deferred tax liabilities	(578)	(1,438)
Total deferred taxes, net	$18,296	$14,873

The components of deferred tax assets (liabilities), net are as follows:

Year Ended December 31	2009	2008
Net current deferred tax assets	$6,646	$9,080
Net non-current deferred tax assets	12,228	6,412
Total net deferred tax assets	18,874	15,492

Net current deferred tax liabilities	(62)	(286)
Net non-current deferred tax liabilities	(516)	(333)
Total net deferred tax liabilities	(578)	(619)

Total deferred tax assets, net	$18,296	$14,873

Net current deferred tax liabilities are included in accrued liabilities and net non-current deferred tax liabilities are included in other liabilities in the consolidated balance sheets.

Management has provided a valuation allowance of $18,662 and $13,986 as of December 31, 2009 and 2008, respectively, for certain deferred tax assets, including foreign net operating losses and foreign tax credits, for which management cannot conclude it is more likely than not that they will be realized. The Company reviewed its tax positions and increased its valuation allowance by approximately $4,676, $2,696 and $3,468 for 2009, 2008 and 2007, respectively.

At December 31, 2009, foreign subsidiaries had unused operating loss carryovers of approximately $9,765. The net operating losses will expire at various dates from 2010 through 2012. For financial reporting purposes, the release of these valuation allowances would reduce income tax expenses. At December 31, 2009, the Company had approximately $4,427 of foreign tax credits which begin to expire at various times starting in 2012.

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

The Company’s U.S. federal income tax returns for 2003 through 2009 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2009. The Internal Revenue Service “IRS” is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2003 through 2008 tax years.

In October 2009, the IRS issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intragroup transfers of property and the disallowance of related deductions. The Company has challenged the IRS proposals and the matter is currently before the Office of Appeals of the Internal Revenue Service.  Management believes that the Company has appropriately reserved for these matters at an amount which it believes will ultimately be due upon resolution of the administrative proceedings. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

The Brazilian tax authorities are currently auditing the 2001 income tax return of the Company’s Brazilian subsidiary.  The tax authorities in Venezuela are currently auditing the 2005 through 2007 income tax returns of the Company’s Venezuelan subsidiary. The Company is currently unable to estimate the impact, if any, of these income tax examinations in Brazil and Venezuela.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2009 and 2008 was $19,643 and $19,675, respectively, all of which would favorably impact the effective tax rate if recognized.  Included in these amounts is approximately $6,624 and $5,558, respectively, of interest and penalties.  The Company recorded approximately $1,066 and $1,284 in interest and penalties for the years ended December 31, 2009 and 2008, respectively.  The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.

During the years ended December 31, 2009, 2008 and 2007, the Company added approximately $12,769, $6,892 and $4,728, respectively, to its liability for unrecognized tax benefits. Included in these amounts are approximately $2,047, $2,690 and $1,773 for the years ended December 31, 2009, 2008 and 2007, respectively, related to interest expense and penalties. In addition, the Company recorded a benefit related to the lapse of applicable statute of limitations of approximately $2,261, $3,030 and $64, for the years ended December 31, 2009, 2008 and 2007, respectively, all of which favorably impacted the Company’s effective tax rate, as well as settlements with taxing authorities of $5,817, $0 and $0, for the years ended December 31, 2009, 2008 and 2007, respectively. Of our total liability for unrecognized tax benefits, approximately $19,643 would favorably impact the effective tax rate if recognized.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years:

Year Ended December 31	2009	2008	2007

Unrecognized tax benefits, opening balance	$25,394	$21,614	$13,030
Tax positions taken in a prior period
Gross increases	5,649	937	—
Gross decreases	(775)	(238)	—
Tax positions taken in the current period
Gross increases	5,073	4,712	8,592
Gross decreases	—	—	—
Settlements with taxing authorities	$(5,817)	—	—
Lapse of applicable statute of limitations	$(1,273)	(1,631)	(8)
Currency translation adjustments	153	—	—
Unrecognized tax benefits, ending balance	$28,404	$25,394	$21,614

The tabular roll forward ending balances do not include interest expense and penalties related to unrecognized tax benefits and the impact of competent authority and royalty benefit positions. At December 31, 2009 and 2008, other assets included $15,385 and $11,277, respectively, of amounts related to competent authority and royalty benefit positions where the unrecognized tax liability and other assets are presented on a gross basis in the consolidated balance sheets as there is no right of offset between the Company and other tax jurisdictions.

The Company anticipates that unrecognized tax benefits will increase approximately $2,000 to $3,000 within the next twelve months due to additional transactions related to commissions and transfer pricing.

The Company believes that it is reasonably possible that unrecognized tax benefits will decrease approximately $3,500 to $4,500 within the next twelve months due to the close of audits or the expiration of statutes of limitations in various foreign jurisdictions.

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

NOTE 9:  CAPITAL TRANSACTIONS

Dividends

The Company paid cash dividends totaling $776, $3,102 and $3,102, for the years ended December 31, 2009, 2008, and 2007, respectively.  During the second quarter of 2009, the Company suspended payment of its quarterly cash dividend.

Share-Based Compensation

During the year ended December 31, 2009, the Company’s shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2009 Stock Incentive Plan (the “2009 Incentive Plan”).  The 2009 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards (collectively “Awards”).  The Company’s Compensation Committee of the Board of Directors has authority and discretion to determine the type of Award as well as the amount, terms and conditions of each Award under the 2009 Incentive Plan, subject to the limitations of the 2009 Incentive Plan. A total of 750 shares of the Company’s common stock were authorized for the granting of awards under the 2009 Incentive Plan. The numbers of shares available for Awards, as well as the terms of outstanding Awards, are subject to adjustment as provided in the 2009 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

The Company also maintained a stock option plan, which was approved by shareholders in 1995 and expired in 2005 (“the 1995 Stock Plan”). The 1995 Stock Plan provided for the granting or awarding of certain nonqualified stock options to officers, directors and other employees. The term, not to exceed 10 years, and the vesting and exercise period of each stock option awarded under the 1995 Stock Plan were determined by the Company’s Board of Directors. All grants under the 1995 Stock Plan were made at the quoted fair market value of the stock at the date of grant.

Stock option activity for 2009, 2008, and 2007 consisted of the following:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2007	432	$10.13
Granted	140	11.85
Forfeited or canceled	(102)	10.74
Exercised	(163)	7.69
Options outstanding at December 31, 2007	307	12.01
Granted	—	—
Forfeited or canceled	(44)	13.44
Exercised	—	—
Options outstanding at December 31, 2008	263	11.77
Granted	250	5.35
Forfeited or canceled	(58)	11.77
Exercised	—	—
Options outstanding at December 31, 2009	455	$8.25

The aggregate intrinsic values on the dates of exercise of options exercised during the years ended December 31, 2007 was $623. Intrinsic value is defined as the difference between the current market value of the underlying common stock and the grant price for options with exercise prices less than the market values on such dates.

During the year ended December 31, 2009, the Company issued options to purchase 250 shares of common stock under the 2009 Incentive Plan, of which 125 were awarded to the new directors on the Board of Directors, while the remaining options were issued to the Company’s executive officers and other employees.  These options were issued with a weighted-average grant date fair value of $3.68 per share.  The options issued to the new members of the Board of Directors vested upon issuance and have an option termination date of ten years from the option grant date, while the remaining options granted have a vesting period of three years from the option grant date, and an option termination date of ten years from the option grant date.

During the year ended December 31, 2007, the Company issued nonqualified stock options to purchase 140 shares of common stock outside any stock option plan with a weighted-average grant date fair value of $3.85 per share, a vesting period of one year from the option grant date, and an option termination date of six years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2009 and 2007:

	2009	2007
Weighted average grant date fair value of grants	$3.68	$3.85
Expected life (in years)	3.5	3.5
Risk-free interest rate	1.4	4.5
Expected volatility	40.50	42.88
Dividend yield	0.0	1.76

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.

Share-based compensation expense from qualified stock options for the year ended December 31, 2009 was $478, and the related tax benefit was approximately $191. Share-based compensation expense from nonqualified stock options for the years ended December 31, 2008 and 2007 was approximately $86 and $326, and the related tax benefit was approximately $33 and $124, respectively. As of December 31, 2009 and 2008, the unrecognized share-based compensation cost related to grants described above was $441 and $0, respectively.

The following table summarizes information about options outstanding and exercisable at December 31, 2009.

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Options Exercisable	Weighted- Avg. Exercise Price Per Share
$5.35 to $9.99	276	9.1	$5.64	151	$5.88
$10.00 to $11.99	155	3.1	11.74	155	11.74
$12.00 to $19.71	24	0.8	15.53	24	15.53
	455	6.6	$8.25	330	$9.34

The aggregate intrinsic value of the outstanding options to purchase 455 shares of common stock, the exercisable options to purchase 330 shares of common stock and the options to purchase 106 shares of common stock expected to vest at December 31, 2009 was $804, $406 and $338, respectively.  The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2008 had no value as all options outstanding and exercisable had an exercise price greater than the fair value of the underlying common stock.  As of December 31, 2008, there were no unvested options outstanding. As of December 31, 2009, there were 500 shares available for the issuance of Awards under the 2009 Incentive Plan.

NOTE 10:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions of 100 percent of employee contributions up to a maximum of five percent of the employee’s compensation. The Company’s contributions to the plan vest after a period of three years. During 2009, 2008, and 2007, the Company contributed to the plan approximately $1,318, $1,142, and $1,087, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). The Company had deferred compensation plan assets of approximately $1,752 and $1,394 as of December 31, 2009 and December 31, 2008, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

Management and Employee Bonus Plan

The Company has a discretionary bonus plan that provides for participants to receive payments based upon the achievement of specified annual increases in net sales revenue and operating income, as well as individual objectives. The expense related to the bonus plan was approximately $2,774, $3,487, and $3,580 for the years ended December 31, 2009, 2008, and 2007, respectively. These amounts were accrued as liabilities in the respective year-end consolidated balance sheets. All United States employees as well as key international employees participate in the bonus plan.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalating payments using the straight-line method. The Company incurred expenses of approximately $5,948, $6,103, and $5,358 in connection with operating leases during 2009, 2008, and 2007, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2009 were as follows:

Year Ending December 31
2010	$4,756
2011	3,611
2012	1,725
2013	814
2014	560
Thereafter	281
$11,747

The Company enters into contracts with suppliers to ensure the availability of both botanical and non-botanical raw materials, as well as packing materials, in advance of its annual requirements. As of December 31, 2009, the Company has entered into non-cancelable purchase agreements for $14,061 related to fiscal year 2010 production needs.

As of December 31, 2009, the Company has entered into non-cancelable capital purchase commitments for $216 related to upgrades to the Company’s information systems.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2009, 2008 and 2007, the aggregate amounts of these payments were $3,963, $7,748 and $5,373, respectively.

Legal Proceedings

The Company is party to various legal proceedings, including those noted below. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations, or cash flows for the period in which the ruling occurs and/or future periods. The Company maintains directors’ and officers’ liability, product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

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

On January 5, 2007, the Company and Messrs. Faggioli, Huff and Cristiani moved to dismiss the Consolidated Complaint in its entirety. On May 21, 2007, the Court issued its decision denying the motion in large part, but shortening the proposed class period on one of the plaintiffs’ claims. On June 6, 2007, the Company and the other defendants answered the Consolidated Complaint, wherein they denied all allegations of wrongdoing and raised a number of affirmative defenses. On November 1, 2007, the plaintiffs filed their motion for class certification, which the Company opposed. On September 25, 2008, the Court granted the plaintiffs’ motion for class certification in part, establishing the class as all persons who purchased or otherwise acquired the Company’s common stock, and were damaged thereby, from March 16, 2005 to March 20, 2006. On May 9, 2008, at the invitation of the Court based upon recent case law developments, the Company filed a motion to dismiss the plaintiffs’ second cause of action (a Rule 10b-5 claim based on non-public representations to KPMG).  The plaintiffs opposed this motion.  On September 23, 2008, the Court granted the Company’s motion and dismissed the plaintiffs’ second cause of action.

On September 14, 2009, the parties and the Company’s directors’ and officers’ liability insurer signed a Stipulation of Settlement (“Stipulation”), which was filed with the Court on September 14, 2009.  The Stipulation set forth the complete terms of the parties’ proposed settlement.  The basic terms of the settlement were that the Company’s insurer would pay the settlement class, which is defined as all persons (except for defendants and specified related persons and entities) who purchased the Company’s common stock during the period from April 23, 2002 through April 5, 2006, $6,000 in exchange for a dismissal with prejudice of the lawsuit and a release of all claims held by members of the settlement class.  As set forth in the Stipulation, the proposed settlement would not become final until a number of conditions were satisfied, including the Stipulation receiving both preliminary and final approval from the Court.  On October 8, 2009, the Court entered an order (i) granting preliminary approval of the Stipulation, (ii) requiring that notice of the proposed settlement and the proposed plan of allocation of the settlement proceeds be mailed to members of the settlement class by October 26, 2009, and (iii) setting a February 9, 2010 hearing.  At this hearing the Court considered, among other issues, (i) whether the Stipulation should receive final approval, (ii) whether the proposed plan of allocation for the settlement proceeds should be approved, (iii) whether the settlement class counsel’s application for an award of attorneys’ fees and reimbursement of costs and expenses should be approved, and (iv) whether the settlement class counsel’s application for incentive awards to the settlement class representatives should be approved.  The Court’s October 8, 2009 order also set January 19, 2010 as the deadline by which settlement class members must submit a valid proof of claim, if they wanted to share in the settlement proceeds, or a proper opt-out request, if they wanted to be excluded from the settlement class and thereby not be bound by the terms of the Stipulation.

On February 10, 2010, the day after it held the final approval hearing, the Court formally entered an Order and Final Judgment dated February 9, 2010 (“Final Judgment”), which gave final approval to the Stipulation and approved the proposed plan of allocation of the settlement proceeds, the application for an award of attorneys’ fees and reimbursement of costs and expenses by the settlement class counsel, and the application for incentive awards to the settlement class representatives.  Among other things, the Final Judgment also included findings by the Court that notice of the action and of the proposed settlement had been properly given to the class members and that no one had opted out of the class or objected to any of the terms of the Stipulation.  Furthermore, the Final Judgment provides that the Company and the individual defendants are released from all of the Released Claims, as defined by the Stipulation, and that the Consolidated Complaint is dismissed with prejudice.

Unless a party appeals the Final Judgment within 30 days following the entry of the Final Judgment, which the Company does not anticipate happening given the lack of any objection being filed to the Stipulation, the case will then be formally concluded and the Claims Administrator will proceed to distribute the settlement proceeds in accordance with the Stipulation.

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

On May 21, 2008, the same shareholder filed a summons and complaint in the Fourth Judicial District Court for the State of Utah seeking an order compelling the Company to produce certain books and records to the shareholder. The Company filed its answer to the complaint on June 12, 2008, and the shareholder has taken no action since then to prosecute the case or otherwise pursue any derivative claim.

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

SEC and DOJ Investigations

On July 31, 2009, the Securities and Exchange Commission (“SEC”) filed a settled enforcement action against the Company, Douglas Faggioli, and Craig Huff, the Company’s former chief financial officer, relating to alleged violations of the Foreign Corrupt

Practices Act (“FCPA”) by one of the Company’s foreign subsidiaries in 2000 and 2001. This settlement resolved an SEC investigation previously disclosed by the Company related to an independent investigation conducted by the Company’s Audit Committee.

Under the terms of the settlement with the SEC, without admitting or denying the allegations in the Commission’s complaint, the Company agreed to pay a civil penalty of $600 and to consent to the entry of an injunction against future violations of the FCPA as well as the antifraud, issuer reporting, books and records, and internal controls provisions of the federal securities laws. No additional undertakings are required of the Company under the terms of the settlement.

In addition, Messrs. Faggioli and Huff, without admitting or denying the allegations in the Commission’s complaint, each agreed to pay a civil penalty of $25 and to consent to the entry of injunctions against future violations relating only to the books and records and internal control provisions of the federal securities laws.

The SEC’s complaint alleged that, in 2000 and 2001, former employees in the Company’s Brazilian subsidiary made undocumented cash payments to customs brokers, some of which were later paid to Brazilian customs officials in order to allow unregistered products to be imported and sold in Brazil.  The complaint further alleged that, in doing so, NSP’s subsidiary falsified its books, records and accounts to hide the nature of the payments and failed to disclose those payments to Brazilian customs agents in its filings with the Commission.  The complaint also alleged that the Company, during the time period in question, failed to implement an adequate system of internal controls to ensure proper reporting of the alleged payments.  No current officers, directors, or employees of the Company are alleged to have participated in or had knowledge of these actions.

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

The Company believes that all government investigations relating to potential FCPA violations by the Company or related persons have been resolved. The Company anticipates no additional action by the Department of Justice in relation to these events.

SEC Section 12(j) Proceeding

On July 12, 2007, the Company announced that the SEC had instituted administrative proceedings pursuant to Section 12 (j) of the Exchange Act to suspend or revoke the registration of its common stock under Section 12 of the Exchange Act. On November 8, 2007, an Administrative Law Judge in the administrative proceeding issued an Initial Decision to revoke the registration of the Company’s common stock because of its failure to file required periodic reports. Shortly thereafter, the Company filed a petition for review with the SEC. On December 5, 2007, the SEC granted the Company’s petition for review. The SEC heard oral argument from both the Company and the SEC staff on January 7, 2009. On January 21, 2009, the SEC issued a final order revoking the registration of the Company’s common stock. On February 12, 2009, the Company filed a registration statement on Form 10 to reregister its common stock under the Exchange Act. The Company’s registration statement became effective as a result of the passage of time on April 13, 2009. On May 26, 2009, the Company cleared all comments from the SEC related to its registration statement on Form 10. On October 12, 2009, the Company began trading its common stock on the NASDAQ Capital Market under the symbol “NATR.”

Prescott Matter

In April 2009, Prescott Group Aggressive Small Cap Master Fund, G.P. (“Prescott”) filed, but did not serve, a complaint in the Fourth Judicial District Court for Utah County, Utah, (Prescott Group Aggressive Small Cap Master Fund, G.P. v. Nature’s Sunshine Products, Inc, Civil No. 090401518).  Prescott’s filed complaint requested that the court compel the Company to hold an annual meeting of the Company’s shareholders.  The complaint did not request that the court award monetary damages other than the payment of attorneys’ fees.  On May 22, 2009, the Company and Kristine F. Hughes, Eugene L. Hughes and Pauline Hughes Francis in their capacity as shareholders of the Company (collectively, the “Hughes Parties”) entered into a settlement and voting agreement (the “Prescott Agreement”) with Prescott.  Contemporaneously with the Prescott Agreement, the Company and the Hughes Parties entered into voting agreements (collectively with the Prescott Agreement, the “Voting Agreements”) with each of the following shareholders of the Company:  Red Mountain Capital Partners II, L.P., Red Mountain Capital Partners III, L.P. and Paradigm Capital Management, Inc. (collectively with Prescott, the “Shareholder Parties”). As a result of the Prescott Agreement, the filed complaint was withdrawn.

Pursuant to the Voting Agreements, effective as of June 7, 2009, (i) the authorized number of directors of the Board was increased from six to eight directors in accordance with Section 3.2 of the Bylaws of the Company, creating two additional vacancies in addition to one previously unfilled vacancy on the Board, (ii) with the exception of Kristine F. Hughes, all of the current members of the Company’s Board of Directors (the “Board”) resigned as members of the Board, resulting in a total of seven vacancies on the Board and (iii) Michael D. Dean, Albert R. Dowden, Douglas Faggioli, Pauline Hughes Francis, Willem Mesdag, Jeffrey D. Watkins and Candace K. Weir were appointed, without any specific Board class designation, to fill such vacancies on the Board to serve as directors until the next annual meeting of shareholders at which directors are elected and until their respective successors are duly elected and qualified, unless they resign, are removed or are otherwise disqualified from serving as a director of the Company.

The Voting Agreements also provide that, at the next annual meeting of shareholders, which was held on November 6, 2009, the Company would nominate, and the Shareholder Parties and the Hughes Parties will vote all of the shares of Common Stock beneficially owned by them in favor of, each of the following individuals, with such nominees serving in the Board class set forth opposite his or her name:

Name	Class
Jeffrey D. Watkins	Class I
Willem Mesdag	Class I
Michael D. Dean	Class II
Douglas Faggioli	Class II
Candace K. Weir	Class II
Kristine F. Hughes	Class III
Pauline Hughes Francis	Class III
Albert R. Dowden	Class III

The voting arrangement set forth in the Voting Agreements terminated on November 6, 2009, immediately following the annual meeting of shareholders of the Company and the election of the new Board of Directors as slated above.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to VAT assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any, therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $1,400.

One of the Company’s foreign subsidiaries is a defendant in litigation regarding primarily employee-related matters. The Company has recorded accruals of approximately $222 and $113 related to this litigation at December 31, 2009 and 2008, respectively, which is included in accrued liabilities.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters. The Company also provides provisions for state sales taxes in each of the states where the Company has potential nexus. As of December 31, 2009 and 2008, accrued liabilities include $13,174 and $17,359, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations, or cash flows of the Company.

Self-Insurance Liabilities

Similar to other manufacturers and distributors of products that are ingested, the Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company carries insurance in the types and amounts it considers reasonably adequate to cover the risks associated with its business. The Company has a wholly owned captive insurance company to provide it with product liability insurance coverage. The Company has accrued an amount that it believes is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on the Company’s history of such claims. However, there can be no assurance that these estimates will prove to be sufficient nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on the Company’s business prospects, financial position, results of operations, or cash flows.

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

The Company reviews its self-insurance accruals on a quarterly basis and determines, based upon a review of its recent claims history and other factors, that portions of its self-insurance accruals be considered short-term and long-term. The Company has accrued $2,942 and $2,873 for product liability and employee medical claims at December 31, 2009 and 2008, respectively, of which $457 and $2,873 was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

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

Reportable business segment information for the years ended December 31, 2009, 2008, and 2007 is as follows:

Year Ended December 31	2009	2008	2007
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$151,789	$150,101	$148,254
International	135,350	166,032	144,049
	287,139	316,133	292,303
Synergy Worldwide	55,884	57,101	68,571
Total net sales revenue	343,023	373,234	360,874
Operating Expenses:
Nature’s Sunshine Products:
United States	145,191	155,988	153,522
International	132,759	149,147	131,350
	277,950	305,135	284,872
Synergy Worldwide	54,306	62,501	72,941
Total operating expenses	332,256	367,636	357,813
Operating Income (Loss):
Nature’s Sunshine Products:
United States	6,598	(5,887)	(5,268)
International	2,591	16,885	12,699
	9,189	10,998	7,431
Synergy Worldwide	1,578	(5,400)	(4,370)
Total operating income	10,767	5,598	3,061

Other Income, net	3,558	870	1,404
Income Before Provision for Income Taxes	$14,325	$6,468	$4,465

Year Ended December 31	2009	2008	2007
Capital Expenditures:
Nature’s Sunshine Products:
United States	$2,074	$2,467	$3,000
International	468	4,872	422
	2,542	7,339	3,422
Synergy Worldwide	296	574	974
Total capital expenditures	$2,838	$7,913	$4,396

Depreciation and Amortization:
Nature’s Sunshine Products:
United States	$2,934	$3,419	$3,729
International	666	756	1,161
	3,600	4,175	4,890
Synergy Worldwide	901	1,262	1,519
Total depreciation and amortization	$4,501	$5,437	$6,409

As of December 31	2009	2008
Assets:
Nature’s Sunshine Products
United States	$93,743	$95,131
International	45,728	45,995
	139,471	141,126
Synergy Worldwide	25,385	23,150
Total Assets	$164,856	$164,276

From an individual country perspective, only the United States, Japan, and Russia comprise approximately 10 percent or more of consolidated net sales revenue for any of the years ended December 31, 2009, 2008, and 2007 as follows:

Year Ended December 31	2009	2008	2007
Net Sales Revenue:
United States	$154,217	$151,332	$152,943
Russia	30,097	40,419	31,023
Japan	28,125	38,972	45,554
Other	130,584	142,511	131,354
Total Net Sales Revenue	$343,023	$373,234	$360,874

Net sales revenue by product group has not been disclosed as management has determined that it is impracticable to accumulate such information.

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated long-lived assets, consisting of property, plant and equipment and intangible assets, as follows:

As of December 31	2009	2008
Long-Lived Assets
United States	$22,629	$23,723
Venezuela	4,620	4,646
Other	2,929	3,393
Total Long-Lived Assets	$30,178	$31,762

NOTE 13:  RELATED PARTY TRANSACTIONS

The Company maintains split-dollar life insurance policies on certain executives. The cash surrender value of $63 and $206 related to such policies is recorded in other assets as of December 31, 2009 and 2008, respectively.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$1,030	$2,137	$—	$3,167
Investment securities	1,752	—	—	1,752
Total assets measured at fair value on a recurring basis	$2,782	$2,137	$—	$4,919

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$933	$2,925	$—	$3,858
Investment securities	1,394	—	—	1,394
Restricted investments	—	—	2,050	2,050
Total assets measured at fair value on a recurring basis	$2,327	$2,925	$2,050	$7,302

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

Restricted investments — The Company’s restricted investments included auction rate preferred investments that failed at auction during 2008. Despite the underlying long-term contractual maturity of auction-rate securities (“ARS”), there was historically a ready liquid market for these securities based on the interest reset mechanism. However, as a result of negative liquidity and uncertainty in financial credit markets, the Company experienced “failed” auctions associated with its ARS. In the case of a failed auction, the ARS become illiquid investments (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.

The ARS consisted primarily of AAA securities. In determining the fair value of the Company’s restricted investments at December 31, 2008, the Company took into consideration fair values determined by the financial institutions, current credit rating of the underlying securities, insurance provisions, discounted cash flow analysis, as deemed appropriate, and its current liquidity position. These securities were sold in January 2009 at their estimated fair value.

The following table shows a reconciliation of the beginning and ending fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008:

	2009	2008
Balance at January 1,	$2,050	$2,075
Net unrealized gains included in earnings	—	—
Sales of restricted investments	(2,050)	(25)
Purchases	—	—
Balance at December 31,	$—	$2,050

NOTE 15:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables presents the Company’s unaudited summary of quarterly operations during 2009 and 2008 for each of  three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net sales revenue	$83,176	$84,149	$85,777	$89,921
Cost of goods sold	17,547	15,787	17,299	18,170
Gross profit	65,629	68,362	68,478	71,751
Volume incentives	30,996	31,217	31,068	32,884
Selling, general and administrative	37,477	35,089	31,203	33,519
Operating income (loss)	(2,844)	2,056	6,207	5,348
Other income (expense)	1,204	544	1,300	510
Income before income taxes	(1,640)	2,600	7,507	5,858
Taxes (benefit)	(178)	1,066	5,427	1,895
Net income (loss)	$(1,462)	$1,534	$2,080	$3,963

Basic net income (loss) per share	(0.09)	0.10	0.13	0.26
Diluted net income (loss) per share	(0.09)	0.10	0.13	0.26

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net sales revenue	$96,451	$95,911	$92,661	$88,211
Cost of goods sold	19,217	16,796	17,146	18,715
Gross profit	77,234	79,115	75,515	69,496
Volume incentives	36,597	36,457	34,580	32,440
Selling, general and administrative	39,738	39,280	38,864	37,806
Operating income (loss)	899	3,378	2,071	(750)
Other income (expense)	(359)	312	(448)	1,365
Income before income taxes	540	3,690	1,623	615
Taxes	983	4,391	1,789	1,143
Net loss	$(443)	$(701)	$(166)	$(528)

Basic net loss per share	(0.03)	(0.05)	(0.01)	(0.03)
Diluted net loss per share	(0.03)	(0.05)	(0.01)	(0.03)

Basic and diluted income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the total computed for the year.

The results for the quarter ended December 31, 2009, includes approximately $2,000 of favorable settlements related to VAT contingencies.

NOTE 16:  SUBSEQUENT EVENTS

On March 12, 2010, Mr. Douglas Faggioli informed the Board of Directors of his intent to step-down as President and Chief Executive Officer, as well as a member of the Company’s Board of Directors, effective June 30, 2010.  In addition, Mr. Faggioli has entered into a consulting agreement with the Company to begin on July 1, 2010.  Mr. Michael Dean, who is currently a member of the Board of Directors, will become the next President and Chief Executive Officer of the Company effective June 30, 2010, and as a result, has been awarded 200 options to purchase shares of the Company’s common stock.

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

Overview

Management identified certain material weaknesses which are described in our Annual Report on Form 10-K/A for the year ended December 31, 2008. During 2009 and through the date of this filing, management has been focused on remediating these material weaknesses. This overview discusses management’s evaluation of our disclosure controls and procedures as of December 31, 2009. In addition, this item provides a summary of the status of each of the previously identified material weaknesses, followed by a discussion of management’s evaluation of disclosure controls and procedures, and management’s efforts to remediate the material weaknesses, as set forth in the table below.

During the year ended December 31, 2009, the Company completed the remediation related to the financial reporting process and information technology material weaknesses. As shown below, the accounting for taxes material weakness reported as of December 31, 2008 remains a material weakness as of December 31, 2009, for which remediation efforts are in process.

Material Weakness Reported	Status as of	Status as of the Date
as of December 31, 2008	December 31, 2009	of this Filing
1. Accounting for Taxes	Remediation in process	Remediation in process
2. Financial Reporting Process	Remediated	Remediated
3. Information Technology:
Access Control	Remediated	Remediated
Change Management	Remediated	Remediated
Spreadsheets	Remediated	Remediated

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

In connection with the preparation of its annual report as of December 31, 2008, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008, as a result of the existence of material weaknesses in our internal control over financial reporting.

Since December 31, 2008, we have made significant progress in improving our disclosure controls and procedures. We have taken, and are taking, the actions described below under “Remediation Actions Relating to Remaining Material Weaknesses” to remediate the remaining material weaknesses in our internal control over financial reporting that existed at that date.

We continue to strive to improve our processes to enable us to provide complete and accurate public disclosure. Management believes that we will not be able to conclude that our disclosure controls and procedures are effective until the material weaknesses have been fully remediated.

To address the material weaknesses reported in our 2008 Form 10-K/A, management performed additional analyses and other post-closing procedures designed to ensure that our consolidated interim financial statements were prepared in accordance with U.S. GAAP. These procedures included documentation and testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. As a result, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented.

Changes in Internal Control over Financial Reporting

Overview

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the period from January 1, 2009 through December 31, 2009 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on management’s assessment, significant changes were implemented and tested during the period from January 1, 2009 through December 31, 2009 to continue the remediation of our material weaknesses in internal control over financial reporting.

Management believes the measures that we have implemented during 2009 to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting since December 31, 2008. Changes in our internal control over financial reporting from January 1, 2009 through December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Actions Relating to Remaining Material Weaknesses

The discussion below describes the actions that management took during 2009 and is currently in the process of taking in 2010 to remediate our remaining material weaknesses in internal control over financial reporting.

Accounting for Taxes

Description of Material Weakness as of December 31, 2008

The Company’s processes, procedures and controls related to the preparation and review of the annual tax provision and the accrual of other non-income tax contingencies were not effective to ensure that amounts related to the tax provision, related current or deferred income tax asset and liability accounts, and non-income tax contingencies were accurate, recorded in the proper period, and determined in accordance with U.S. GAAP. Specifically, we did not (i) analyze and reconcile certain deferred income and tax payable accounts, (ii) appropriately consider the need to record or disclose contingencies for certain income tax positions in accordance with U.S. GAAP, and (iii) file tax returns in certain foreign jurisdictions. Additionally, we had insufficient personnel with appropriate qualifications and training in accounting for taxes.

Description of 2009 Remediation Actions

In late 2008, we hired an Executive Director of Corporate Tax and during 2009, we have utilized outsourced service providers for tax consulting services to assist in our accounting for income taxes and the recording of non-income tax contingencies. In October 2009, the Company engaged tax consultants with specific expertise related to the remediation of accounting for taxes to assist the Company in completing the remediation of its material weakness in this area. We continue to evaluate our tax process and tax resource requirements. We continue to work towards the completion of delinquent foreign statutory filings identified during the prior years as result of management’s analysis, as well as refining our process to help ensure timely completion of future filings. In addition, in 2008 our management performed an analysis with the assistance of outside consultants to assess, estimate, and record the exposure related to our uncertain tax positions and non-income tax contingencies in accordance with U.S. GAAP. During 2009 we continued to monitor and assess the uncertain tax positions and non-income tax contingencies and are now evaluating and implementing plans to reduce these contingencies. We continue to evaluate the adequacy of our tax resources. This material weakness still exists, and the Company is in the process of remediating this material weakness.

Financial Reporting Process

Description of Material Weakness as of December 31, 2008

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes. Further, we were unable to complete regulatory filings as required by the rules of the SEC.

Description of 2009 Remediation Actions

During 2008, we redesigned and implemented improved procedures and controls related to our monthly and quarterly close processes including account reconciliations, enhancement of the formal monthly close and reporting checklists, variance analysis of financial statement fluctuations, and budget to actual reviews. As a result of the remediation efforts, the Company has completed its regulatory filings during 2009 as required by the rules of the SEC. Our remediation efforts during the second and third quarters of 2009 included the enhancement and testing of the processes and controls instituted in the prior year. We believe that these remediation efforts have improved our financial reporting process and that the material weakness was effectively remediated at September 30, 2009.

Information Technology Systems

Description of Material Weakness as of December 31, 2008

The Company did not maintain effective internal control over financial reporting related to certain information technology applications and general computer controls that are considered to have an impact on financial reporting and that resulted in a more than reasonable possibility that material misstatements in our financial statements would not be prevented or detected.

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

Description of 2009 Remediation Actions

Access Control — During 2008, management performed a broad and detailed analysis of user access to the applications we have determined to have a material impact on our financial reporting for our domestic locations and implemented formal training of managers and others who grant and approve access to these data programs, as well as providing managers and employees with better data program descriptions and other tools to assist in their understanding if the access of their subordinates violates segregation of duties or access controls. In addition, detailed quarterly security reviews have been instituted. During 2009, the Company continued to refine the processes and procedures put in place. During 2009, the Company also purchased and implemented a software package to automate the monitoring of user access controls and segregation of duties which has greatly enhanced the Company’s ability to identify and/or prevent access and segregation of duty issues from arising. We believe that these remediation efforts have improved our user access controls and that the material weakness was effectively remediated at December 31, 2009.

Change Management — During 2008, management continued implementation of enhanced procedures to control changes to the production environment, the retention of adequate documentation, as well as redesigning job descriptions, assigned roles, and segregation of duties within the change control process of certain of the Company’s application systems. During 2009, the Company is continuing to refine the processes and procedures put in place. In addition, the Company has implemented additional measures to ensure that adequate documentation is retained. During 2009, the Company also purchased and implemented a software package to assist in the monitoring of change management of the Company’s critical application systems, which has greatly enhanced the Company’s ability to prevent unauthorized changes, as well as indentify where additional documentation is required. The Company is currently implementing this software package at its subsidiary Synergy Worldwide. Additionally, limiting developer access to production systems has been addressed. We believe that these remediation efforts have improved our change management controls and that the material weakness was effectively remediated at December 31, 2009.

Spreadsheets — During 2008, management designed and implemented procedures to inventory, assess the risk of, and rank our critical financial reporting spreadsheets that have a material impact on our financial reporting, including the implementation of enhanced review procedures. During 2009, management continued to perform detailed testing at locations that have a material impact on our financial reporting around security and change management for spreadsheets. Management has further enhanced the design of our controls over spreadsheets by establishing procedures for benchmarking critical spreadsheets to ensure that formulas are appropriate and protected, and that the logic and design of the spreadsheets is appropriate and consistent. During the third quarter of

2009, management implemented a software application package that allows the Company to audit and track changes to its critical spreadsheets. The Company has completed the audits on its critical spreadsheets. Management continues the process of implementing an application package that will facilitate a worldwide consolidation and reduce our reliance on spreadsheets. In addition, our information technology management has selected an application to provide for a world-wide standardization of the general ledger system, which has been deployed in several markets. Management has developed a timeline for completing the implementation of this application globally. We believe that these remediation efforts have improved our controls around our critical spreadsheets and that the material weakness was effectively remediated at December 31, 2009.

We believe that these remediation efforts have improved our information technology systems and that the material weaknesses related to access control, change management, and spreadsheets has been effectively remediated at December 31, 2009.

Conclusion

We believe weaknesses other than accounting for taxes have been remediated and that the process is in place to facilitate the remediation of the one remaining material weakness. We believe the measures described above will facilitate remediation of the material weakness related to accounting for taxes and will continue to strengthen our internal control over financial reporting. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control deficiencies. Moreover, we may decide to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Nature’s Sunshine Products, Inc.:

We have audited Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated March 16, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 16, 2010

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009, except that the information required with respect to our executive officers is set forth under Item 1. “Business”, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2009 and 2008

Consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007

Consolidated statements of changes in shareholders’ equity and comprehensive loss for the years ended December 31, 2009, 2008, and 2007

Consolidated statements of cash flows for the years ended December 31, 2009, 2008, and 2007

Notes to consolidated financial statements

(a)(2)	List of Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained elsewhere in this report.

(a)(3)	List of Exhibits

Exhibit Index as seen below

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date: March 16, 2010	By:	/s/ Douglas Faggioli

Douglas Faggioli,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Kristine F. Hughes	Chair of the Board and Director	March 16, 2010
Kristine F. Hughes

/s/	Douglas Faggioli	President and Chief Executive Officer	March 16, 2010
Douglas Faggioli

/s/	Stephen M. Bunker	Executive Vice President,	March 16, 2010
	Stephen M. Bunker	Chief Financial Officer and Treasurer, Chief Accounting Officer

/s/	Willem Mesdag	Director	March 16, 2010
Willem Mesdag

/s/	Jeffrey D. Watkins	Director	March 16, 2010
Jeffrey D. Watkins

/s/	Michael D. Dean	Director	March 16, 2010
Michael D. Dean

/s/	Candice K. Weir	Director	March 16, 2010
Candice K. Weir

/s/	Albert R. Dowden	Director	March 16, 2010
Albert R. Dowden

/s/	Pauline Hughes Francis	Director	March 16, 2010
Pauline Hughes Francis

NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year

Year ended December 31, 2009

Allowance for doubtful accounts receivable	$1,472	$219	$(69)	$—	$218	$1,840

Allowance for sales returns	55	145	(145)	—	—	55

Allowance for obsolete inventory	3,286	1,062	(1,524)	—	9	2,833

Tax valuation allowance	13,986	5,870	(1,234)	—	—	18,662

Year ended December 31, 2008

Allowance for doubtful accounts receivable	$739	$990	$(90)	$18	$(185)	$1,472

Allowance for sales returns	55	113	(113)	—	—	55

Allowance for obsolete inventory	2,815	1,945	(1,499)	—	25	3,286

Tax valuation allowance	11,290	3,002	(306)	—	—	13,986

Year ended December 31, 2007

Allowance for doubtful accounts receivable	$1,129	$(208)	$(508)	$259	$67	$739

Allowance for sales returns	74	93	(112)	—	—	55

Allowance for obsolete inventory	3,325	964	(1,563)	89	—	2,815

Tax valuation allowance	7,822	3,468	—	—	—	11,290

LIST OF EXHIBITS

Located At
Sequentially
Item No.	Exhibit	Numbered Page

3.1(1)	Amended and Restated Articles of Incorporation.
3.2(1)	Amended and Restated By-laws.
10.1(1)*	Nature’s Sunshine Products, Inc. Tax Deferred Retirement Plan, as restated as of March 1, 2008.
10.2(1)*	Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan, as restated effective as of January 1, 2008.
10.3(1)*	1995 Stock Option Plan, as amended.
10.4(1)*	Form of Stock Option Agreement (1995 Stock Option Plan).
10.5(1)*	Employment Agreement, dated as of April 16, 2001, by and between Nature’s Sunshine Products, Inc. and William J. Keller.
10.6(2)*	Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Greg Halliday.
10.7(2)*	Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Douglas Faggioli.
10.8(3)*	Employment Agreement, dated as of December 21, 2007, between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.9(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.10(3)*	Employment Agreement, dated as of December 21, 2007, by and between Nature’s Sunshine Products, Inc. and Bryant J. Yates.
10.11(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Bryant J. Yates.
10.12(2)*	Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and John DeWyze.
10.13(4)*	Retirement and Consulting Agreement, dated as of December 9, 2008, by and between Nature’s Sunshine Products, Inc. and Eugene Hughes.
10.14(5)*	Employment Agreement, dated as of December 21, 2007, by and between Nature’s Sunshine Products, Inc. and Jamon Jarvis.
10.15(5)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Jamon Jarvis.
10.16(6)	2009 Stock Incentive Plan
10.17(7)	Form of Award Agreement (2009 Stock Incentive Plan)
10.18(8)	First Amendment to Employment Agreement and Form of Consulting Agreement, dated March 12, 2010, by and between the Company and Douglas Faggioli
10.19(8)	Employment Agreement, dated March 12, 2010, by and between the Company and Michael Dean
10.20(8)	Stock Option Agreement, dated March 12, 2010, by and between the Company and Michael Dean
14(1)	Nature’s Sunshine Products, Inc. Code of Conduct.
21(9)	List of Subsidiaries of Registrant.	81
23.1(9)	Consent of Independent Registered Public Accounting Firm.	82
31.1(9)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	83
31.2(9)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	84
32.1(10)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.	85
32.2(10)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.	86

(1)	Previously filed with the SEC on November 9, 2009 as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and is incorporated herein by reference.
(2)	Previously filed with the SEC on January 12, 2009 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(3)	Previously filed with the SEC on December 31, 2007 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(4)	Previously filed with the SEC on February 12, 2009 as an exhibit to the registration statement on Form 10 and is incorporated herein by reference.
(5)	Previously filed with the SEC on March 20, 2009 as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.
(6)	Previously filed with the SEC on October 19, 2009 as Appendix C, an exhibit to the Registrant’s Proxy Statement and is incorporated herein by reference.
(7)	Previously filed with the SEC on November 12, 2009 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(8)	Filed with the SEC on March 16, 2010 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(9)	Filed herewith.
(10)	Furnished herewith.

*	Management contract or compensatory plan.