Form 10-Q
period 2010-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2010-05-10
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of Common Stock, no par value, outstanding on April 30, 2010 was 15,510,159 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2010

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$38,791	$35,538
Restricted cash	746	1,495
Accounts receivable, net of allowance for doubtful accounts of $1,789 and $1,840 respectively	9,352	8,294
Investments available for sale	3,175	3,167
Inventories, net	38,693	40,623
Deferred income tax assets	5,841	6,646
Prepaid expenses and other current assets	5,529	5,629
Total current assets	102,127	101,392

Property, plant and equipment, net	28,491	28,757
Investment securities	1,835	1,752
Intangible assets	1,391	1,421
Deferred income tax assets	12,214	12,228
Other assets	18,907	19,306
	$164,965	$164,856

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,428	$4,176
Accrued volume incentives	20,032	17,495
Accrued liabilities	32,983	34,143
Deferred revenue	3,615	4,513
Income taxes payable	6,135	7,542
Total current liabilities	68,193	67,869
Liability related to unrecognized tax benefits	29,760	35,028
Deferred compensation payable	1,835	1,752
Other liabilities	2,585	3,112
Total long-term liabilities	34,180	39,892

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Common stock, no par value; 50,000 shares authorized, 15,510 shares issued and outstanding as of March 31, 2010 and December 31, 2009	67,252	67,183
Retained earnings	13,664	9,511
Accumulated other comprehensive loss	(18,324)	(19,599)
Total shareholders’ equity	62,592	57,095
	$164,965	$164,856

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net Sales Revenue (net of the rebate portion of volume incentives of $11,253 and $11,271, respectively)	$87,046	$83,176
Cost and Expenses:
Cost of goods sold	18,001	17,547
Volume incentives	32,564	30,996
Selling, general and administrative	36,463	37,477
	87,028	86,020
Operating Income (Loss)	18	(2,844)
Other Income, Net	2,835	1,204

Income (Loss) Before Income Tax Benefit	2,853	(1,640)
Income Tax Benefit	(1,300)	(178)
Net Income (Loss)	$4,153	$(1,462)

Basic Net Income (Loss) Per Common Share	$0.27	$(0.09)
Diluted Net Income (Loss) Per Common Share	$0.27	$(0.09)
Weighted Average Basic Common Shares Outstanding	15,510	15,510
Weighted Average Diluted Common Shares Outstanding	15,534	15,510

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,153	$(1,462)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	6	30
Depreciation and amortization	1,118	1,190
Share-based compensation expense	69	—
Loss on sale of property and equipment	31	145
Deferred income taxes	223	29
Amortization of bond discount	6	8
Purchase of trading investment securities	(70)	(87)
Proceeds from sale of trading investment securities	32	18
Realized and unrealized(gains) losses on investments	(61)	32
Amortization of prepaid taxes related to gain on intercompany sales	271	304
Foreign exchange gains	(2,869)	(1,087)
Changes in assets and liabilities:
Accounts receivable	(1,195)	(202)
Inventories	2,052	(76)
Prepaid expenses and other current assets	(78)	(1,287)
Other assets	118	(428)
Accounts payable	1,330	1,603
Accrued volume incentives	2,670	2,557
Accrued liabilities	3,069	(101)
Deferred revenue	(898)	(1,899)
Income taxes payable	(1,280)	(1,176)
Liability related to unrecognized tax positions	(5,268)	284
Deferred compensation payable	83	27
Net cash provided by (used in) operating activities	3,512	(1,578)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(704)	(1,117)
Proceeds from sale of investments available for sale	—	300
Proceeds from sale of restricted investments	—	2,050
Proceeds from sale of property, plant and equipment	—	13
Net cash (used) provided by in investing activities	(704)	1,246
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	—	(776)
Net cash used in financing activities	—	(776)
Effect of exchange rates on cash and cash equivalents	445	(1,345)
Net increase (decrease) in cash and cash equivalents	3,253	(2,453)
Cash and cash equivalents at the beginning of the period	35,538	34,853
Cash and cash equivalents at end of the period	$38,791	$32,400
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,021	$2,576
Cash paid for interest	$—	$—

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

The Company markets its products in the United States, Mexico, Central America, Canada, Venezuela, the Dominican Republic, Japan, Ecuador, the United Kingdom, Colombia, Peru, Israel, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, Belarus, China, Poland, Brazil, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, the Philippines, Indonesia, Germany, Austria , the Netherlands, Norway, Sweden, and the Czech Republic. The Company also exports its products to several other countries, including Argentina, Australia, Chile, New Zealand, and Norway.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Classification of Venezuela as a Highly Inflationary Economy and Devaluation of Its Currency

As of January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, the U.S. dollar became the functional currency for the Company’s subsidiary in Venezuela. All gains and losses resulting from the re-measurement of its financial statements are determined using official exchange rates.  On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. The official exchange rate for imported goods classified as essential, such as food and medicine changed from 2.15 to 2.60, while other payments for non-essential goods is at an exchange rate of 4.30. The Company’s products are currently classified as essential and qualify for the 2.60 exchange rate.   However, its overall results in Venezuela are re-measured to the U.S. dollar at approximately 4.30, the exchange rate applicable to dividend repatriations.

As a result, the Company recorded a gain of $3,668 for the three months ended March 31, 2010 in connection with the re-measurement of its balance sheet to reflect the highly inflationary designation and the devaluation due to the negative position of the Company’s Venezuelan subsidiary’s net monetary assets, which is recorded in other income. The increase in the exchange rate from 2.15 to 4.30 reduced the Company’s total reported sales by approximately 1.7 percent for the three months ended March 31, 2010. On an ongoing basis, the Company expects future total net sales to be reduced by less than two percent. The effect of the highly inflationary designation and the devaluation reduced reported operating income for the quarter by approximately $359. The success of future operations will be affected by several factors, including the Company’s ability to take actions to mitigate the effect of the devaluation, further actions of the Venezuelan government, and economic conditions in Venezuela such as inflation and consumer spending.

As of March 31, 2010, and December 31, 2009, the Company had approximately $1,000 and $2,005 in cash denominated in Venezuelan bolivar fuertes, of which $746 and $1,495, respectively, was restricted. Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. The market rate, which is substantially lower than the official rate, may be used to obtain U.S. dollars or other currencies without approval of the government’s currency control organization. Going forward, the devaluation of the official rate has reduced the differential between the official and market exchange rate and is therefore expected to reduce the incremental cost of exchanging currencies through securities transactions in the parallel market. However, at this time, the Company is not able to reasonably estimate the future state of exchange controls in Venezuela and the availability U.S. dollars at the official foreign exchange rate. The application and approval process has been delayed in recent periods, and the timing and ability to obtain U.S. dollars in the future at the official exchange rate remains uncertain. Unless the official exchange rate is made more readily available, the Company’s Venezuelan subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at the less favorable market rate.

The restriction of $746 and $1,495 in cash as of March 31, 2010 and December 31, 2009 in Venezuela is the result of the local government seizing control of the bank in which this operating cash was deposited and temporarily freezing its deposits.  As a result, the Company has reclassified these deposits from cash and cash equivalents to restricted cash.  While the Company expects these funds to become unrestricted in the near future, at this time it cannot estimate when they will be released or if there will be any potential loss related to the release of these funds.

During the three months ended March 31, 2010 and 2009, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.7 percent and 3.6 percent of consolidated net sales revenue, respectively.  Its Venezuelan subsidiary held total assets of $9,359 and $11,233 (which includes an intercompany receivable denominated in U.S. dollars of $1,884 and $1,850) and net assets of $4,780 and $524 at March 31, 2010 and December 31, 2009, respectively.

Recent Accounting Pronouncements

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

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which will be effective for the Company on January 1, 2011. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company does not expect this guidance for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements to have a material impact on its financial condition, results of operations, or cash flows.

(2)       Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw Materials	$9,692	$9,205
Work in Progress	1,004	675
Finished Goods	27,997	30,743
	$38,693	$40,623

(3)       Intangible Assets

At March 31, 2010 and December 31, 2009, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $372 and $342, and a net amount of $1,391 and $1,421, respectively. The estimated useful life of the product formulations is estimated to be 15 years.

Amortization expense for intangible assets for the three months ended March 31, 2010 and 2009 was $30, and $30, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $118.

(4) Investment Securities

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,025	$95	$—	$2,120
U.S. Government Securities Funds	699	14	—	713
Equity securities	228	114	—	342
Total short-term investment securities	$2,952	$223	$—	$3,175

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,030	$107	$—	$2,137
U.S. Government Securities Funds	698	13	—	711
Equity securities	233	90	(4)	319
Total short-term investment securities	$2,961	$210	$(4)	$3,167

The fair values of contractual maturities of municipal obligations at March 31, 2010, are as follows:

Mature after one year through five years	$2,013
Mature after five years	107
Total	$2,120

During the three month periods ended March 31, 2010 and 2009, the proceeds from the sales of available-for-sale securities were $0 and $300, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the three month periods ended March 31, 2010 and 2009, respectively.

The Company’s trading securities portfolio totaled $1,835 at March 31, 2010 and $1,752 at December 31, 2009, and generated gains of $44 and losses of $42 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and December 31, 2009, the Company had unrealized losses of $0 and $4, respectively, in its municipal obligations and equity securities investments. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2010 and 2009:

	Net Income (Loss) (Numerator)	Shares (Denominator)	Net Income (Loss) Per Share Amount
Three Months Ended March 31, 2010
Basic EPS	$4,153	15,510	$0.27
Effect of options	—	24	—
Diluted EPS	$4,153	15,534	$0.27

Three Months Ended March 31, 2009
Basic EPS	$(1,462)	15,510	$(0.09)
Effect of options	—	—	—
Diluted EPS	$(1,462)	15,510	$(0.09)

For the three months ended March 31, 2010, options to purchase a total of 394 shares of common stock were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. Because of the net loss for the three months ended March 31, 2009, outstanding options to purchase 212 shares of common stock were not included in the computation of diluted net loss per share because the effect on net loss per share would be anti-dilutive.

(6)       Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax, for the three-months ended March 31, 2010 and 2009, respectively, are as follows:

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$4,153	$(1,462)
Foreign currency translation gain (loss)	1,277	(2,843)
Net unrealized gains (losses) on investment securities	(2)	68
Total comprehensive income (loss)	$5,428	$(4,237)

(7)       Share-based Compensation

Stock option activity for the three-months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2009	455	$8.25
Granted	200	8.51
Forfeited or canceled	(2)	7.63
Exercised	—	—
Options outstanding at March 31, 2010	653	8.33

Exercisable at March 31, 2010	328	$9.34

During the three month period ended March 31, 2010, the Company issued options to purchase 200 shares of common stock under the 2009 Incentive Plan, of which 50 were performance based awards subject to achieving certain earnings metrics.  These options were issued with a weighted-average exercise price of $8.51.  The weighted-average grant date fair value of the 150 options was $3.49 per share, and these options are exercisable beginning from 12 months to 36 months.  All of the 200 options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three-month period ended March 31, 2010:

2010
Weighted average grant date fair value of grants	$3.49
Expected life (in years)	4.0
Risk-free interest rate	1.5
Expected volatility	51.3
Dividend yield	0.0

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.

Share-based compensation expense from stock options for the three-month periods ended March 31, 2010 and 2009 was approximately $69 and $0, respectively; the related tax benefit was approximately $25 and $0, respectively. As of March 31, 2010 and 2009, the unrecognized share-based compensation cost related to outstanding options to purchase shares of common stock described above was $820 and $0, respectively.

No options were granted during the three-month period ended March 31, 2009 and no options were exercised during the three-month periods ended March 31, 2010 and 2009. The aggregate intrinsic value of options outstanding to purchase 653 shares of common stock, the exercisable options to purchase 328 shares of common stock and 276 options to purchase shares of common stock expected to vest at March 31, 2010 was $747, $376 and $316, respectively. The calculated aggregate intrinsic value of the options outstanding and exercisable at March 31, 2009 was $0, as all options outstanding and exercisable had an exercise price greater than the fair value of the underlying common stock. As of March 31, 2009, there were no unvested options outstanding.

(8)       Segment Information

The Company has three business segments. These reportable segments are components of the Company for which separate information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has two reportable business segments based on geographic operations that include a United States segment and an international segment that operate under the Nature’s Sunshine Products name. The Company’s third reportable business segment is Synergy Worldwide, which offers products with formulations different from those of the Nature’s Sunshine Product’s offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products. Net sales revenues for each segment have been reduced by any intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief operating decision maker. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information is as follows:

	Three Months Ended March 31,
	2010	2009
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$37,829	$36,468
International	35,269	33,562
	73,098	70,030
Synergy Worldwide:	13,948	13,146
Total net sales revenues	87,046	83,176

Operating Expenses:
Nature’s Sunshine Products:
United States	37,492	37,404
International	34,873	31,982
	72,365	69,386
Synergy Worldwide:	14,663	16,634
Total operating expenses	87,028	86,020

Operating Income (Loss):
Nature’s Sunshine Products:
United States	337	(936)
International	396	1,580
	733	644
Synergy Worldwide:	(715)	(3,488)
Total Operating Income (Loss)	18	(2,844)

Other Income, net	2,835	1,204
Income (Loss) Before Income Tax Benefit	$2,853	$(1,640)

From an individual country perspective, only the United States and Russia comprise approximately 10 percent or more of consolidated net sales revenue for any of the three-month periods ended March 31, 2010 and 2009 as follows:

	Three Months Ended March 31,
	2010	2009
Net Sales Revenue:
United States	$39,231	$37,007
Russia	8,634	8,856
Other	39,181	37,313
Total Net Sales Revenue	$87,046	$83,176

Net sales revenue by product group has not been disclosed as management has determined that it is impracticable to accumulate such information.

Segment long-lived assets as of March 31, 2010 and December 31, 2009, are as follows:

	March 31, 2010	December 31, 2009
Long-Lived Assets:
United States	$22,378	$22,629
Venezuela	4,529	4,620
Other	2,975	2,929
Total Long-Lived Assets	$29,882	$30,178

(9)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur.  For the three months ended March 31, 2010 and 2009, the Company’s income tax benefit was approximately 45.6 percent as a percentage of pre-tax income and 10.9 percent as a percentage of pretax loss, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective rate and the U.S. federal statutory rate for the first quarter of 2010 were primarily attributed to decreases in tax liabilities associated with uncertain tax positions, which resulted in a tax benefit of $1,361, foreign subsidiary net losses for which no tax benefit is currently being recognized, and the foreign exchange gain related to the implementation of highly-inflationary accounting for Venezuela recognized for financial reporting purposes but not for income tax purposes.  With the Company’s low pretax income amounts, tax amounts recorded related to the uncertain tax positions, foreign operations and other permanent tax items have a significant impact on the effective tax rate.

The differences between the effective rate and the federal statutory rate for the first quarter of 2009 were primarily attributed to increases in tax liabilities associated with uncertain tax positions and increases in valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is currently being recognized. With the Company’s low pretax (loss) income amounts, tax amounts recorded related to the uncertain tax positions, valuation allowances, and other permanent tax items had a significant impact to the effective tax rate in comparison to both the statutory tax rate and the effective tax rate in prior periods.

As of March 31, 2010 , the Company had accrued $14,375 (net of $15,385 of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $19,643 (net of $15,385 of other assets related to competent authority and royalty benefits) as of December 31, 2009.  This net decrease was primarily attributed to the devaluation of the bolivar in Venezuela and to the expiration of the statue of limitations on certain liabilities in various foreign jurisdictions.

In October 2009, the Internal Revenue Service (“IRS”) issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company has commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments. Management believes that the Company has appropriately reserved for these matters at an amount which it believes will ultimately be due upon resolution of the administrative proceedings. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

The IRS also recently began an examination of the Company’s tax returns for the taxable years 2006 through 2008.  The Company’s U.S. federal income tax returns are open from 2003 to 2008, and the Company has several foreign jurisdictions that have open years between 2003 and 2008.

Although the Company believes its estimates for unrecognized tax positions are reasonable, the Company can make no assurance that the final outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Such difference could have a material impact on the Company’s income tax provision.

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

Class-Action Litigation

As referenced in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company and certain present and former officer and directors were defendants in a shareholder class action filed in 2006 in the United States District Court for the District of Utah.  The parties to this litigation and the Company’s directors’ and officers’ liability insurer signed a Stipulation of Settlement, which the Court preliminarily approved on October 8, 2009.  Following the notification and claim periods stipulated by the Court, the Court, on February 10, 2010, the day after it held the final approval hearing, formally entered an Order and Final Judgment dated February 9, 2010 (“Final Judgment”), which gave final approval to the Stipulation and approved the proposed plan of allocation of the settlement proceeds, the application for an award of attorneys’ fees and reimbursement of costs and expenses by the settlement class counsel, and the application for incentive awards to the settlement class representatives.  Among other things, the Final Judgment also included findings by the Court that notice of the action and of the proposed settlement had been properly given to the class members and that no one had opted out of the class or objected to any of the terms of the Stipulation.  Furthermore, the Final Judgment provided that the Company and the individual defendants were released from all of the Released Claims, as defined by the Stipulation, and that the Consolidated Complaint was dismissed with prejudice.

There was no appeal of the Final Judgment within 30 days following the entry of the Final Judgment.  As a result, the case is now formally concluded and the Claims Administrator is proceeding with distribution of the settlement proceeds in accordance with the Stipulation.

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

On May 21, 2008, the same shareholder filed a summons and complaint in the Fourth Judicial District Court for the State of Utah seeking an order compelling the Company to produce certain books and records to the shareholder. The Company filed its answer to the complaint on June 12, 2008, and the shareholder has taken no action since then to prosecute the case or otherwise pursue any derivative claim. On April 22, 2010, the Court issued an order requiring the parties to appear and show cause, at a hearing on June 11, 2010, why the case should not be dismissed for failure to prosecute.

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

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to VAT assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $1,400.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters. The Company also provides provisions for state sales taxes in each of the states where the Company has potential nexus. As of March 31, 2010 and December 31, 2009, accrued liabilities include $13,486 and $13,174, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations, or cash flows of the Company.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$1,055	$2,120	$—	$3,175
Investment securities	1,835	—	—	1,835
Total assets measured at fair value on a recurring basis	$2,890	$2,120	$—	$5,010

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$1,030	$2,137	$—	$3,167
Investment securities	1,752	—	—	1,752
Total assets measured at fair value on a recurring basis	$2,782	$2,137	$—	$4,919

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

The following table shows a reconciliation of the beginning and ending fair value measurements using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009:

	2010	2009
Balance at January 1,	$—	$2,050
Net unrealized gains included in earnings	—	—
Sales of restricted investments	—	(2,050)
Purchases	—	—
Balance at December 31,	$—	$—

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts and notes receivable, accounts payable, and short-term borrowings approximate fair value due to their short-term nature. During the three months ended March 31, 2010, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2009, and our Reports on Form 8-K, that have been filed with the SEC since then through the date of this report.

Throughout this report, we refer to Natures Sunshine Products, Inc., together with its subsidiaries, as “we,” “us,” “our” “Company” or “the Company.”

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

During the first quarter of 2010, we experienced an increase in our consolidated net sales of 4.7 percent. Our Nature’s Sunshine Products International business segment (“NSP International”) experienced an increase in net sales of approximately 5.1 percent compared to the same period in 2009, while our domestic business segment (“NSP United States”) net sales increased approximately 3.6 percent. Our Synergy Worldwide business segment (“Synergy Worldwide”) experienced in increase in net sales revenue of approximately 6.1 percent. Within our foreign markets, we saw improvements due to the weakening of the U.S. dollar against many of the foreign currencies in which our subsidiaries operate and its impact on consumer demand in these markets, as well as strengthening demand in certain foreign markets as a result of current economic conditions, and growth from expansion into new or existing markets. The most significant impact was in our United States, European, Ukrainian, Canadian, and Mexican markets, during the first quarter of 2010. Gains in these markets were offset by decreases in Venezuela due to the devaluation of its currency and the impact of becoming classified as a highly inflationary economy for financial reporting purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), as well as continued weakness in our Japanese markets.

Over the same period, our cost of goods sold decreased as a percentage of net sales revenue primarily as a result of decreased promotions within our foreign markets.  Our selling, general and administrative expenses decreased somewhat, primarily as a result of management efforts to reduce recurring costs, professional fees, and other non-recurring costs in the prior year.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. A person who joins our independent sales force begins as a “Distributor.” A Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities. Active Managers totaled approximately 29,900 and 28,700 at March 31, 2010 and December 31, 2009, respectively. Active Distributors totaled approximately 693,200 and 697,200 at March 31, 2010 and December 31, 2009, respectively. We anticipate the number of active Distributors to increase as we expand our existing operations and enter in to new international markets, and as current Distributors grow their businesses.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales for the three months ended March 31, 2010 and 2009 (dollar amounts in thousands).

	2010		2009		Change from 2010 to 2009
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Dollar	Percentage
Net sales revenue	$87,046	100.0%	$83,176	100.0%	$3,870	4.7%

Cost of goods sold	18,001	20.7	17,547	21.1	454	2.6
Volume incentives	32,564	37.4	30,996	37.2	1,568	5.1
SG&A expenses	36,463	41.9	37,477	45.1	(1,014)	(2.7)
Total operating expenses	87,028	100.0	86,020	103.4	1,008	1.2
Operating income (loss)	18	0.0	(2,844)	(3.4)	2,862	100.6
Other income, net	2,835	3.3	1,204	1.4	1,631	135.5
Income (loss) before income tax benefit	2,853	3.3	(1,640)	(2.0)	4,493	274.0
Income tax benefit	(1,300)	(1.5)	(178)	0.2	(1,122)	630.3
Net income (loss)	$4,153	4.8	$(1,462)	(1.8)	$5,615	384.1%

Net Sales Revenue

Consolidated net sales revenue for the three months ended March 31, 2010 was $87.0 million compared to $83.2 million for the same period in 2009, an increase of approximately 4.7 percent. The increase in net sales revenue for the three months ended March 31, 2010 compared to the same period in 2009 was due to improvements within all of our operating segments.

NSP United States

Net sales revenue related to NSP United States for the three months ended March 31, 2010 was $37.8 million compared to $36.5 million for the same period in 2009, or an increase of 3.6 percent in 2010 compared to 2009. We saw an increase in net sales revenue compared to the same time in the prior year due to 4.3 percent growth in our active Managers during the quarter, increased attendance at our leadership conference in February 2010, as well as the launch of two new products and the introduction of a new Distributor training program during the 2010 first quarter.

Active Distributors within NSP United States totaled approximately 251,000 and 248,100 at March 31, 2010 and December 31, 2009, respectively.  Active Managers within NSP United States totaled approximately 7,200 and 6,900 at March 31, 2010 and December 31, 2009, respectively.

NSP International

NSP International reported net sales revenue for the three months ended March 31, 2010 of $35.3 million compared to $33.6 million for the same period in 2009, an increase of approximately 5.1 percent. The increase in net sales revenue for the three months ended March 31, 2010 compared to the same period in 2009 is primarily due to the weakening of the U.S. dollar against many of the foreign currencies in which our subsidiaries operate and its impact on consumer demand in these markets, as well as strengthening demand in certain foreign markets as a result of current economic conditions. The most significant impact was in our Ukrainian, Canadian, and Mexican markets, during the first quarter of 2010. The improvements in many of our markets were offset by a decrease in Venezuela due to the devaluation of its currency and the impact of becoming classified as a highly inflationary economy for financial reporting purposes in accordance with U.S. GAAP.

We had the following significant changes within the markets in which NSP International operates:

In Ukraine, our net sales revenues increased approximately $0.8, million or 15.4 percent, to $6.0 million for the three months ended March 31, 2010, from $5.2 million for the same period in 2009.  In Ukraine, our products are priced using the U.S. dollar. The strengthening of the U.S. dollar in relation to the Ukrainian hryvnia during the prior year significantly increased the price of our products in the prior year and therefore reduced demand. Since that time, the price of our products has eased to some extent and the economy has begun to recover during the first quarter of 2010. In addition, price increases during the current quarter have helped contribute to the improvement in sales compared to the same period in the prior year.

In Canada, our net sales revenues increased approximately $0.8 million, or 25.8 percent, to $3.9 million for the three months ended March 31, 2010, from $3.1 million for the same period in 2009.  Our net sales in Canada were positively affected by approximately $0.6 million, or 19.4 percent, by foreign currency fluctuations due to the U.S. dollar weakening in 2010 in relation to the Canadian dollar from the same period in 2009. Excluding the effect of foreign currency fluctuations, net sales in Canada increased approximately $0.2, million or 6.5 percent, for the three months ended March 31, 2010, compared to the same period in 2009.

In Mexico, our net sales revenues increased approximately $0.6 million, or 20.0 percent, to $3.6 million for the three months ended March 31, 2010, from $3.0 million for the same period in 2009.  Our net sales in Mexico were positively affected by approximately $0.4 million, or 13.3 percent, by foreign currency fluctuations due to the U.S. dollar weakening in 2010 in relation to the Mexican peso from the same period in 2009. Excluding the effect of foreign currency fluctuations, net sales in Mexico increased approximately $0.2 million, or 6.7 percent, for the three months ended March 31, 2010, compared to the same period in 2009.

In Venezuela, our net sales revenues decreased approximately $1.7 million, or 53.1 percent, to $1.5 million for the three months ended March 31, 2010, from $3.2 million for the same period in 2009.  The decrease in our sales in Venezuela was primarily the result of Venezuela’s currency, the bolivar fuerte (“bolivar”), being devalued from an official rate of 2.15 bolivars to the U.S. dollar to 4.30 bolivars in January of this year. As a result, net sales revenues in Venezuela have been significantly reduced since that time.  We also experienced a decrease in local currency sales for the three months ended March 31, 2010, compared to the same period in 2009, as a result of political and economic factors coupled with increased selling prices required to cover increased products costs as a result of operating within a highly inflationary economy.

In the remaining markets in which NSP International operates, our net sales revenues increased approximately $1.2 million, or 6.3 percent, to $20.3 million for the three months ended March 31, 2010, from $19.1 million for the same period in 2009.  Our net sales were positively affected in 2010 by approximately $0.6 million, or 3.1 percent, due to foreign currency fluctuations resulting from the U.S. dollar weakening in relation to the various currencies in the markets in which we operate from the same period 2009. Excluding the effect of foreign currency fluctuations, net sales revenues in NSP International’s remaining markets increased approximately $0.6 million, or 3.1 percent, for the three months ended March 31, 2010, compared to the same period in 2009.

Active Distributors within NSP International totaled approximately 367,500 and 353,300 at March 31, 2010 and December 31, 2009, respectively.  Active Managers within NSP International totaled approximately 21,000 and 20,300 at March 31, 2010 and December 31, 2009, respectively.

Synergy Worldwide

Synergy Worldwide net sales revenue increased to $13.9 million for the three months ended March 31, 2010, compared to $13.1 million for the same period in 2009, an increase of approximately 6.1 percent. The increase in sales was primarily due to improvements in sales in our European markets and the United States, as well as positive currency fluctuations due to the weakening of the U.S. dollar in relation to many of the currencies in the markets in which we operate, offset by sales declines in our Japanese and Indonesian markets.

We had the following significant changes within the markets in which Synergy Worldwide operates:

In Japan, our net sales revenues decreased approximately $1.2 million, or 23.1 percent, to $4.0 million for the three months ended March 31, 2010 from $5.2 million for the same period in 2009.  Our net sales in Japan were positively affected by approximately $0.1 million, or 1.9 percent, by foreign currency fluctuations due to the U.S. dollar weakening in relation to the Japanese yen from the same period in 2009 to 2010. Excluding the effect of foreign currency fluctuations, net sales in Japan decreased approximately $1.3 million, or 25.0 percent, for the three months ended March 31, 2010, compared to the same period in 2009.  The decrease in net sales was primarily due to strong competition and continuing economic weakness in Japan, which resulted in a decrease in the number of active Managers and Distributors.

In Indonesia, our net sales revenues decreased approximately $1.8 million, or 54.5 percent, to $1.5 million for the three months ended March 31, 2010, from $3.3 million for the same period in 2009.  Our net sales in Indonesia were positively affected by approximately $0.3 million, or 9.1 percent, by foreign currency fluctuations due to the U.S. dollar weakening in2010 in  relation to the Indonesian rupiah from the same period in 2009. Excluding the effect of foreign currency fluctuations, net sales in Indonesia decreased approximately $2.1 million, or 63.6 percent, for the three months ended March 31, 2010, compared to the same period in 2009.  The decrease in net sales compared to the same period in the prior year was primarily due to significant price increases in the prior year, which resulted in large purchases before the price increases took effect.

In Europe, our net sales revenues increased approximately $1.4 million, or 127.3 percent, to $2.5 million for the three months ended March 31, 2010 from $1.1 million for the same period in 2009.  Our net sales in Europe were positively affected by approximately $0.1, million or 9.1 percent, by foreign currency fluctuations due to the U.S. dollar weakening in relation to the euro from 2009 to 2010. Excluding the effect of foreign currency fluctuations, net sales in Europe increased approximately $1.3 million, or 118.2 percent, for the three month ended March 31, 2010, compared to the same period in 2009 due to the continued growth of our operations in the countries in which we operate.

In the United States, our net sales revenues increased approximately $1.3 million, or 100.0 percent, to $2.6 million for the three months ended March 31, 2010, from $1.3 million for the same period in 2009.  Our growth within the Unites States is primarily due to growth of our U.S. Distributor base, as well as expansion of our personal import market program.

In the remaining markets in which Synergy Worldwide operates, our net sales revenues increased approximately $1.1 million, or 50.0 percent, to $3.3 million for the three months ended March 31, 2010 from $2.2 million for the same period in 2009.  Our net sales were positively affected by approximately $0.6 million, or 27.3 percent, by foreign currency fluctuations due to the U.S. dollar weakening in relation to the various currencies our markets operate in from the same period in 2009 to 2010. Excluding the effect of foreign currency fluctuations, net sales revenue in Synergy Worldwide’s remaining markets increased approximately $0.5 million, or 22.7 percent, for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to growth of our Distributor base, which has been driven by management changes in some of these markets.

Active Distributors within Synergy Worldwide totaled approximately 74,700 and 95,800 at March 31, 2010 and December 31, 2009, respectively.  Active Managers within Synergy Worldwide totaled approximately 1,700 and 1,500 at March 31, 2010 and December 31, 2009, respectively.

Further information related to the NSP United States, NSP International and Synergy Worldwide is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased to 20.7 percent of net sales for the three months ended March 31, 2010, compared to 21.1 percent for the same period in 2009.   This decrease is primarily a result of reductions in promotions offered in our foreign markets during the current quarter compared to the same period in prior year, reductions in raw material costs during the current year for some of our products, and changes in product mix between markets.

Volume Incentives

Volume Incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume Incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  Volume Incentives as a percent of net sales revenue increased to 37.4 percent for the three months ended March 31, 2010, compared to 37.2 percent for the same period in 2009.

Selling, General and Administrative

Selling, general and administrative expenses decreased to 41.9 percent of net sales for the three months ended March 31, 2010, compared to 45.1 percent for the same period in 2009, or by approximately $1.0 million compared to the same period in 2009, from $37.5 million to $36.5 million. The decrease in selling, general and administrative expenses is the result of decreased costs in Synergy Worldwide’s Japanese and Indonesia markets of $0.8 million due to reduced costs as a result of reduced sales, decreases in the United States related to the prior year settlement with the SEC of $0.6 million, and decreases in administrative costs within Venezuela of approximately $0.5 million, which are primarily the result of the significant devaluation of the bolivar. These decreases were offset by increased spending of $0.4 million within our Russian, Ukrainian, and other Eastern European markets due to the increases in our net sales revenues in these markets, increases costs of $0.4 million as a result of our further penetration of our markets in Synergy Worldwide Europe, an increase in VAT related contingencies of $0.2 million for certain of our foreign subsidiaries, and $1.2 million of negative foreign currency fluctuations (excluding Venezuela) due to the weakening of the U.S. dollar in relation to many of the markets in which we operate.  We continue to evaluate and explore ways to reduce costs within all of our operating segments.

Operating Income (Loss)

Operating income increased $2.9 million during the three months ended March 31, 2010, compared to the same period in 2009, from an operating loss of $2.8 million to break-even.  The operating income for NSP United States increased to $0.3 million for the three months ended March 31, 2010 compared to an operating loss of $0.9 million for the same period in 2009, an increase of $1.2 million. This increase was the result of increased sales, the reduction of selling, general and administrative expenses as noted above, as well as increases in the transfer prices of its products to its foreign subsidiaries, as well as other cost allocations. Operating income for NSP International decreased to $0.4 million for the three months ended March 31, 2010, compared to $1.6 million for the same period in 2009 despite an increase in sales due to the increase in VAT accruals noted above for certain of our markets, the affect of devaluation of the bolivar and the change to a highly inflationary economy in Venezuela, as well as increased costs for some of its products due to changes in transfer prices from NSP United States, as well as other costs allocations. The operating loss in Synergy Worldwide decreased $2.8 million to $0.7 million for the three months ended March 31, 2010, compared to $3.5 million for the same period in 2009.  This was primarily due to improvements in sales within its European and U.S subsidiaries, adjustments to the costs of some of its products in certain markets due to changes in transfer prices from NSP United States, as well as significant cost reductions made throughout the course of 2009, and the impact of favorable currency fluctuations.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2010 increased $1.6 million, or 135.5 percent, compared to the same period in 2009, primarily due to foreign exchange gains in Venezuela of $3.7 related to the devaluation of the bolivar and the change to a highly inflationary economy, which have been described in greater detail below. These gains were offset by foreign exchange losses in certain of our other markets based on changes in exchange rates.

Income Taxes

Interim income taxes were based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur.  For the three months ended March 31, 2010 and 2009, the Company’s income tax benefit was approximately 45.6 percent as a percentage of pre-tax income and 10.9 percent as a percentage of pretax loss, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective rate and the U.S. federal statutory rate for the first quarter of 2010 were primarily attributed to decreases in tax liabilities associated with uncertain tax positions, which resulted in a tax benefit of $1.4, foreign subsidiary net losses for which no tax benefit is currently being recognized, and the foreign exchange gain related to the implementation of highly-inflationary accounting for Venezuela recognized for financial reporting purposes but not for income tax purposes.  With the Company’s low pretax income amounts, tax amounts recorded related to the uncertain tax positions, foreign operations and other permanent tax items had a significant impact on the effective tax rate.

The differences between the effective rate and the federal statutory rate for the first quarter of 2009 are primarily attributed to increases in tax liabilities associated with uncertain tax positions and increases in valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit is currently being recognized. With the Company’s low pretax (loss) income amounts, tax amounts recorded related to the uncertain tax positions, valuation allowances, and other permanent tax items have a significant impact to the effective tax rate in comparison to both the statutory tax rate and the effective tax rate in prior periods.

As of March 31, 2010 , the Company had accrued $14,375 (net of $15,385 of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $19,643 (net of $15,385 of other assets related to competent authority and royalty benefits) as of December 31, 2009.  This net decrease was primarily attributed to the devaluation of the bolivar in Venezuela and to the expiration of the statue of limitations on certain liabilities in various foreign jurisdictions

In October 2009, the Internal Revenue Service (“IRS”) issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company has commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments. Management believes that the Company has appropriately reserved for these matters at an amount which it believes will ultimately be due upon resolution of the administrative proceedings. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

The IRS also recently began an examination of the Company’s tax returns for the taxable years 2006 through 2008.  The Company’s U.S. federal income tax returns are open from 2003 to 2008, and the Company has several foreign jurisdictions that have open years between 2003 and 2008.

Although the Company believes its estimates for unrecognized tax positions are reasonable, the Company can make no assurance that the final outcome of these matters will not be materially different from that which it has reflected in its historical income tax provisions and accruals. Such difference could have a material impact on the Company’s income tax provision

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including Volume Incentives, capital assets, inventory purchases, and funding of international expansion. As of March 31, 2010, working capital was $33.9 million, compared to $33.5 million as of December 31, 2009.  At March 31, 2010, we had $38.8 million in cash and cash equivalents, of which $36.3 is held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $3.2 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Operating activities	$3,512	$(1,578)
Investing activities	(704)	1,246
Financing activities	—	(776)

For the three months ended March 31, 2010, we generated cash from operating activities of $3.5 million compared to using $1.6 million during the same period in 2009. The increase in cash generated from operating activities was primarily due improvements in operating income for the quarter ended March 31, 2010 compared to the same period in the prior year, which excludes non-cash foreign exchange gains and losses included in other income, as well as reductions in our liabilities for unrecognized tax benefits. In addition, operating cash flow improved as a result of the timing of payments for accounts payable and volume incentives.

Capital expenditures related to the purchase of equipment, computer systems, and software for first three months of March 31, 2010 and 2009, were $0.7 million and $1.1 million, respectively.

During the three months ended March 31, 2009, we also had cash proceeds of $2.1 million from the sale of restricted investments and $0.3 million of available-for-sales investments. During the months ended March 31, 2010, we did not buy or sell any investments.

During the three months ended March 31, 2009, we used cash to pay dividends of $0.8 million.  We suspended the payment of our quarterly cash dividends, effective the second quarter of 2009, in an effort to conserve cash in the United States.

We believe that our working capital requirements can be met for the foreseeable future through our available cash and cash equivalents, and cash generated from operating activities. However, a prolonged economic downturn, a decrease in the demand for our products, the unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity. In the event of a significant decrease in cash provided by our operating activities, it might be necessary for us to obtain additional external sources of funding.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of March 31, 2010 and December 31, 2009, the Company did not consider any of its long-lived assets to be impaired.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when a loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially impact our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 10, “Commitments and Contingencies”, to the Notes of our Condensed Consolidated Financial Statements, of Item 1, Part 1 of this report.

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

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their grant-dated fair values in accordance with authoritative U.S. GAAP. The Company records compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. The Company estimated forfeiture rate is based upon historical experience.

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

•                  some of the markets in which we operate may become highly inflationary;

•                  some of the markets in which we operate have currency controls in place which restrict our ability to repatriate funds to the United States;

•                  the availability and integrity of raw materials could be compromised;

•                  geopolitical issues and conflicts could adversely affect our business;

•                  our business is subject to the effects of adverse publicity and negative public perception;

•                  changes in taxation and transfer pricing could affect our operations;

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Risk Factors.”

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

Foreign Currency Risk

During the three months ended March 31, 2010, approximately 54.9 percent of our net sales revenue and approximately 54.1 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar.  All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading, or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part 1, Item 2 of this report.

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

Exchange Rate Sensitivity of Operating Income for the three months ended March 31, 2010 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)	Decrease ($)	Decrease (%)
Net sales revenue	$87,046	$(2,691)	(3.1)%	$(3,862)	(4.4)%	$(5,921)	(6.8)%

Cost and Expenses
Cost of goods sold	18,001	(490)	(2.7)	(704)	(3.9)	(1,079)	(6.0)
Volume incentives	32,564	(1,041)	(3.2)	(1,494)	(4.6)	(2,290)	(7.0)
Selling, general and administrative	36,463	(1,158)	(3.2)	(1,662)	(4.6)	(2,549)	(7.0)

Operating income	$18	$(2)	(11.1)%	$(2)	(11.1)%	(3)	(16.7)%

As noted above, certain of our operations including Russia and the Ukraine are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within our financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly impact the prices of our products and the purchasing power of our independent Managers and Distributors within these markets.

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

Exchange Rate Sensitivity of Balance Sheet as of March 31, 2010 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		Gain	Gain	Gain	Gain	Gain	Gain
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)

Current Assets subject to Exchange Rate Risk
Cash and cash equivalents	$38,791	$(3,126)	(8.1)%	$(4,485)	(11.6)%	$(6,878)	(17.7)%
Restricted cash	746	(68)	(9.1)%	(97)	(13.0)%	(149)	(20.0)%
Accounts receivable, net	9,352	(393)	(4.2)%	(564)	(6.0)%	(865)	(9.2)%

Current Liabilities subject to Exchange Rate Risk
Accounts payable	5,428	(151)	(2.8)%	(216)	(4.0)%	(332)	(6.1)%

Net Current Assets subject to Exchange Rate Risk		(3,436)		(4,930)		(7,560)

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of March 31, 2010 and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of March 31, 2010
Cash and Cash Equivalents
Canada (Dollar)	$3,917	1.2
Colombia (Peso)	1,647	1,951.8
Indonesia (Rupiah)	1,485	9,099.2
Japan (Yen)	5,967	92.7
Mexico (Peso)	3,619	12.4
European Markets (Euro)	1,497	0.7
South Korea (Won)	1,981	1,392.4
Other	1,647	Varies
Total	$21,760

Accounts Receivable
Japan (Yen)	$1,252	92.7
Other	3,075	Varies
Total	$4,327

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

Three months ended March 31,	2010	2009
Canada (Dollar)	1.1	1.2
Japan (Yen)	90.7	93.4
Mexico (Peso)	12.8	14.4
Venezuela (Bolivar)	4.3	2.1

The local currency of the foreign subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies or where our operations are served by a U.S. based subsidiary (for example:  Russia and Ukraine). The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the end of the applicable period for assets and liabilities and average exchange rates during each period for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in interest and other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors.  There were no countries considered to have a highly inflationary economy during the three months ended March 31, 2009.

As of January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S GAAP. Accordingly, the U.S. dollar became the functional currency for our subsidiary in Venezuela. All gains and losses resulting from the re-measurement of its financial statements are determined using official exchange rates.  On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. The official exchange rate for imported goods classified as essential, such as food and medicine changed from 2.15 to 2.60, while other payments for non-essential goods is at an exchange rate of 4.30. The Company’s products are currently classified as essential and qualify for the 2.60 exchange rate.   However, its overall results in Venezuela are re-measured to the U.S. dollar at approximately 4.30, the exchange rate applicable to dividend repatriations.

As a result, we recorded a gain of $3.7 million for the three months ended March 31, 2010 in connection with the re-measurement of its balance sheet to reflect the highly inflationary designation and the devaluation due to the negative position of the Company’s Venezuelan subsidiary’s net monetary assets, which is recorded in other income. The increase in the exchange rate from 2.15 to 4.30 reduced our total reported sales by approximately 1.6 percent for the three months ended March 31, 2010. On an ongoing basis, we expect future total net sales to be reduced by less than two percent. The effect of the highly inflationary designation and the devaluation reduced reported operating income for the quarter by approximately $0.4 million. The success of future operations will be impacted by several factors, including our ability to take actions to mitigate the effect of the devaluation, further actions of the Venezuelan government, and economic conditions in Venezuela such as inflation and consumer spending.

As of March 31, 2010, we had approximately $1.0 million in cash, of which $0.7 million was restricted, denominated in Venezuelan bolivar fuertes. Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. The market rate, which is substantially lower than the official rate, may be used to obtain U.S. dollars or other currencies without approval of the government’s currency control organization. Going forward, the devaluation of the official rate has reduced the differential between the official and parallel exchange rate and is therefore expected to reduce the incremental cost of exchanging currencies through securities transactions in the market. However, at this time, we are not able to reasonably estimate the future state of exchange controls in Venezuela and the availability of U.S. dollars at the official foreign exchange rate. The application and approval process has been delayed in recent periods, and the timing and ability to obtain U.S. dollars in the future at the official exchange rate remains uncertain. Unless the official exchange rate is made more readily available, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at the less favorable market rate.

The restriction of $0.7 million in cash as of March 31, 2010 in Venezuela is the result of the local government seizing control of the bank in which this operating cash was deposited and temporarily freezing its deposits.  As a result, the Company has reclassified these deposits from cash and cash equivalents to restricted cash.  While we expect these funds to become unrestricted in the near future, at this time we cannot estimate when they will be released or if there will be any potential loss related to the release of these funds.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On March 31, 2010, we had investments of $3.2 million of which $2.1 million were municipal obligations, which carry an average fixed interest rate of 5.1percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations.

Item 4.    CONTROLS AND PROCEDURES

Overview

Management identified a material weakness related to accounting for taxes which is described in our Annual Report on Form 10-K for the year ended December 31, 2009. During 2010 through the date of this filing, management has been focused on remediating this material weakness. This overview discusses management’s evaluation of our disclosure controls and procedures as of March 31, 2010. In addition, this item provides a summary of the status of our material weakness for accounting for income taxes, followed by a discussion of management’s evaluation of our disclosure controls and procedures, and management’s efforts to remediate the material weaknesses.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report as of March 31, 2010, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, as a result of the existence of a material weakness in our internal control over financial reporting related to the accounting for taxes.

Since December 31, 2009, we continue our progress in improving our disclosure controls and procedures. We have taken, and are taking action to remediate our material weakness in our internal control over financial reporting that existed at that date. We continue to strive to improve our processes to enable us to provide complete and accurate public disclosure. Management believes that we will not be able to conclude that our disclosure controls and procedures are effective until the material weakness has been fully remediated.

Description of Material Weakness Related to Accounting for Taxes

Our processes, procedures and controls related to the preparation and review of the annual tax provision and the accrual of other non-income tax contingencies were not effective to ensure that amounts related to the tax provision, related current or deferred income tax asset and liability accounts, and non-income tax contingencies were accurate, recorded in the proper period, and determined in accordance with U.S. GAAP. Specifically, we did not (i) analyze and reconcile certain deferred income and tax payable accounts, (ii) appropriately consider the need to record or disclose contingencies for certain income tax positions in accordance with U.S. GAAP, and (iii) file tax returns in certain foreign jurisdictions. Additionally, we had insufficient personnel with appropriate qualifications and training in accounting for taxes.

Description of Remediation Actions

In October 2009, we engaged tax consultants with specific expertise related to the remediation of accounting for taxes to assist us in completing the remediation of its material weakness in this area. We continue to evaluate our tax processes. We are completing the few remaining delinquent foreign statutory filings identified during the prior years as result of management’s analysis, as well as refining our process to help ensure timely completion of future filings.   During 2010, we continue to monitor and assess the uncertain tax positions and non-income tax contingencies and have implementing plans to reduce these contingencies. In late 2009 and during 2010, we have implemented procedures to analyze and reconcile certain deferred income and tax payable accounts.  In November 2009, we added an additional tax professional, which will provide continued strengthening of tax processes.  We continue to evaluate the adequacy of our tax resources. We are in the process of remediating this material weakness and our goal is to conclude our remediation efforts by the end of fiscal year 2010.

Conclusion

We believe that the process is in place to facilitate the remediation of the remaining material weakness. We believe the measures described above will facilitate remediation of the material weakness related to accounting for taxes and will continue to strengthen our internal control over financial reporting. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures are necessary to address control deficiencies. Moreover, we may decide to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

PART II OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

Please refer to Note 9 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as our recent SEC filings, including our Annual Report on Form 10-K for the 2009 fiscal for information regarding the status of certain legal proceedings that have been previously reported.

Item 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business or our consolidated financial statements, results of operations, and cash flows. Additional risks not currently known to us, or risks that we currently believe are not material, may also impair our business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and Reserved.

Item 5.        OTHER INFORMATION

None.

Item 6.        EXHIBITS

a)     Index to Exhibits

Item No.		Exhibit
31.1	(1)	Certification of Chief Executive Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

31.2	(1)	Certificate of Chief Financial Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)           Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: May 10, 2010	/s/ Douglas Faggioli
Douglas Faggioli, President and Chief Executive Officer

Date: May 10, 2010	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer