Form 10-Q
period 2010-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2010-08-05
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock, no par value, outstanding on July 31, 2010 was 15,513,409 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2010

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$40,010	$35,538
Restricted cash	249	1,495
Accounts receivable, net of allowance for doubtful accounts of $1,742 and $1,840 respectively	8,166	8,294
Investments available for sale	3,122	3,167
Inventories, net	38,590	40,623
Deferred income tax assets	5,894	6,646
Prepaid expenses and other current assets	5,770	5,629
Total current assets	101,801	101,392

Property, plant and equipment, net	27,965	28,757
Investment securities	1,786	1,752
Intangible assets	1,362	1,421
Deferred income tax assets	12,281	12,228
Other assets	18,778	19,306
	$163,973	$164,856

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,770	$4,176
Accrued volume incentives	18,643	17,495
Accrued liabilities	34,269	34,143
Deferred revenue	3,679	4,513
Income taxes payable	5,005	7,542
Total current liabilities	66,366	67,869
Liability related to unrecognized tax benefits	29,128	35,028
Deferred compensation payable	1,786	1,752
Other liabilities	2,606	3,112
Total long-term liabilities	33,520	39,892
Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Common stock, no par value; 50,000 shares authorized, 15,513 and 15,510 shares issued and outstanding as of June 30, 2010 and December 31, 2009	67,428	67,183
Retained earnings	14,718	9,511
Accumulated other comprehensive loss	(18,059)	(19,599)
Total shareholders’ equity	64,087	57,095
	$163,973	$164,856

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,
	2010	2009

Net Sales Revenue (net of the rebate portion of volume incentives of $11,104 and $12,183, respectively)	$87,358	$84,149
Cost and Expenses:
Cost of goods sold	16,845	15,787
Volume incentives	32,559	31,217
Selling, general and administrative	34,995	35,089
	84,399	82,093
Operating Income	2,959	2,056
Other (Expense) Income, Net	(937)	544

Income Before Income Tax Provision	2,022	2,600
Income Tax Provision	968	1,066
Net Income	$1,054	$1,534

Basic Net Income Per Common Share	$0.07	$0.10
Diluted Net Income Per Common Share	$0.07	$0.10
Weighted Average Basic Common Shares Outstanding	15,512	15,510
Weighted Average Diluted Common Shares Outstanding	15,602	15,510

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Six Months Ended June 30,
	2010	2009

Net Sales Revenue (net of the rebate portion of volume incentives of $22,357 and $23,454, respectively)	$174,404	$167,325
Cost and Expenses:
Cost of goods sold	34,846	33,334
Volume incentives	65,123	62,213
Selling, general and administrative	71,458	72,566
	171,427	168,113
Operating Income (Loss)	2,977	(788)
Other Income, Net	1,898	1,748

Income Before Income Tax (Benefit) Provision	4,875	960
Income Tax (Benefit) Provision	(332)	888
Net Income	$5,207	$72

Basic Net Income Per Common Share	$0.34	$0.00
Diluted Net Income Per Common Share	$0.33	$0.00
Weighted Average Basic Common Shares Outstanding	15,511	15,510
Weighted Average Diluted Common Shares Outstanding	15,597	15,510

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,207	$72
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(54)	5
Depreciation and amortization	2,152	2,303
Share-based compensation expense	218	—
Loss on sale of property and equipment	2	141
Deferred income taxes	(62)	46
Loss on restricted cash	497	—
Amortization of bond discount	11	15
Purchase of trading investment securities	(116)	(131)
Proceeds from sale of trading investment securities	60	39
Realized and unrealized losses (gains) on investments	59	(68)
Amortization of prepaid taxes related to gain on intercompany sales	542	608
Foreign exchange gains	(2,280)	(2,029)
Changes in assets and liabilities:
Accounts receivable	(4)	1,510
Inventories	2,010	(1,339)
Prepaid expenses and other current assets	(345)	(2,209)
Other assets	(76)	(336)
Accounts payable	710	(1,869)
Accrued volume incentives	1,369	2,806
Accrued liabilities	647	682
Deferred revenue	(834)	(1,176)
Income taxes payable	(2,429)	(1,865)
Liability related to unrecognized tax positions	(1,986)	(348)
Deferred compensation payable	83	141
Net cash provided by (used in) operating activities	5,381	(3,002)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,286)	(1,812)
Proceeds from sale of investments available for sale	—	600
Proceeds from sale of restricted investments	—	2,050
Proceeds from sale of property, plant and equipment	—	25
Net cash (used in) provided by investing activities	(1,286)	863
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	27	—
Payment of cash dividends	—	(776)
Proceeds from short-term borrowings	—	3,677
Payments on short-term borrowings	—	(2,711)
Net cash provided by financing activities	27	190
Effect of exchange rates on cash and cash equivalents	350	(65)
Net increase (decrease) in cash and cash equivalents	4,472	(2,014)
Cash and cash equivalents at the beginning of the period	35,538	34,853
Cash and cash equivalents at end of the period	$40,010	$32,839
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,506	$4,395
Cash paid for interest	$—	$—

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

The Company markets its products in the United States, Mexico, Central America, Canada, Venezuela, the Dominican Republic, Japan, Ecuador, the United Kingdom, Colombia, Peru, Israel, Russia, Ukraine, Latvia, Lithuania, Kazakhstan, Mongolia, Belarus, China, Poland, Brazil, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, the Philippines, Indonesia, Germany, Austria , the Netherlands, Norway, Sweden, the Czech Republic, and Vietnam. The Company also exports its products to several other countries, including Argentina, Australia, Chile, New Zealand, and Norway.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of  June 30, 2010, and for the three and six-month periods ended June 30, 2010 and 2009.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Classification of Venezuela as a Highly Inflationary Economy and Devaluation of Its Currency

As of January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, the U.S. dollar became the functional currency for the Company’s subsidiary in Venezuela. All gains and losses resulting from the re-measurement of its financial statements are determined using official exchange rates.  On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while payments for non-essential goods are at an exchange rate of 4.30. The majority of the Company’s products are currently classified as essential and qualify for the 2.60 exchange rate.   However, its overall results in Venezuela are re-measured to the U.S. dollar at approximately 4.30, the exchange rate applicable to dividend repatriations.

As a result, the Company recorded a gain of $3,668 in January 2010 in connection with the re-measurement of its balance sheet to reflect the highly inflationary designation and the devaluation due to the negative position of the Company’s Venezuelan subsidiary’s net monetary assets, which is recorded in other income. The increase in the exchange rate from 2.15 to 4.30 reduced the Company’s total reported sales by approximately 1.8 percent and 1.7 percent for the three and six months ended June 30, 2010, respectively. On an ongoing basis, the Company expects future total net sales to be reduced by approximately two percent. The effect of the highly inflationary designation and the devaluation reduced reported operating income for the three and six months ended June 30, 2010 by approximately $132 and $491, respectively. The success of future operations will be affected by several factors, including the Company’s ability to take actions to mitigate the effect of the devaluation, further actions of the Venezuelan government, and economic conditions in Venezuela such as inflation and consumer spending.

As of June 30, 2010, and December 31, 2009, the Company had approximately $887 and $2,005, respectively, in cash denominated in Venezuelan bolivar fuertes, of which $249 and $1,495, respectively, was restricted. The restriction of $249 and $1,495 in cash as of June 30, 2010 and December 31, 2009 in Venezuela is the result of the local government seizing control of the bank in which this operating cash was deposited and temporarily freezing its deposits.  As a result, the Company has classified these deposits as restricted cash.  While the Company expects these funds to become unrestricted in the near future, at this time it cannot estimate when they will be released. However, even if these funds are released, the Company anticipates some loss and has recorded a write-down of $497 during the second quarter of 2010 to cover the estimated loss related to such release, which is included in other income and expense.

Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for the Company’s subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. In prior periods the market rate, which is substantially lower than the official rate, was available to obtain U.S. dollars or other currencies without approval of the government’s currency control organization. In June 2010, the government of Venezuela enacted additional currency restrictions, which effectively replaced the market rate with the System for Foreign Currency Denominated Securities (“SITME”), which is administered by the Venezuela Central Bank. Under SITME, entities domiciled in Venezuela can obtain U.S. denominated securities in limited quantities each month through banking institutions approved by the government.

At this time, the Company is not able to reasonably estimate the future state of exchange controls in Venezuela and the availability of U.S. dollars at the official foreign exchange rate or at the SITME rate. The application and approval process has been delayed in recent periods, and the timing and ability to obtain U.S. dollars in the future at the official exchange rate remains uncertain. Currently the Company has $30 of funds pending approval at the official exchange rate. Unless the official exchange rate is made more readily available, the Company’s Venezuelan subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at the less favorable SITME rate.

During the three months ended June 30, 2010 and 2009, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.8 percent and 3.4 percent of consolidated net sales revenue, respectively. During the six months ended June 30, 2010 and 2009, its net sales revenue represented approximately 1.7 percent and 3.6 percent of consolidated net sales revenue, respectively.  Its Venezuelan subsidiary held total assets of $8,584 and $11,233 (which includes an intercompany receivable denominated in U.S. dollars of $1,915 and $1,850 and net assets of $3,964 and $524 at June 30, 2010 and December 31, 2009, respectively.

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

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance, and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which will be effective for the Company on January 1, 2011. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company does not expect this guidance for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements to have a material impact on its financial condition, results of operations, or cash flows.

(2)                     Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Raw Materials	$9,119	$9,205
Work in Progress	1,454	675
Finished Goods	28,017	30,743
	$38,590	$40,623

(3)                     Intangible Assets

At June 30, 2010 and December 31, 2009, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $401 and $342, and a net amount of $1,362 and $1,421, respectively. The estimated useful life of the product formulations is estimated to be 15 years.

Amortization expense for intangible assets for the three months ended June 30, 2010 and 2009 was $29 and $29, respectively. Amortization expense for intangible assets for the six months ended June 30, 2010 and 2009 was $59 and $59, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $118.

(4) Investment Securities

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,019	$100	$—	$2,119
U.S. government securities funds	702	—	—	702
Equity securities	228	73	—	301
Total short-term investment securities	$2,949	$173	$—	$3,122

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,030	$107	$—	$2,137
U.S. government securities funds	698	13	—	711
Equity securities	233	90	(4)	319
Total short-term investment securities	$2,961	$210	$(4)	$3,167

The municipal obligations held at a fair value of $2,119 at June 30, 2010 all mature in less than five years.

During the six month periods ended June 30, 2010 and 2009, the proceeds from the sales of available-for-sale securities were $0 and $600, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the three and six month periods ended June 30, 2010 and 2009, respectively.

The Company’s trading securities portfolio totaled $1,786 at June 30, 2010 and $1,752 at December 31, 2009, and generated losses of $70 and gains of $92 for the three months ended June 30, 2010 and 2009, respectively, and generated losses of $26 and gains of $46 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and December 31, 2009, the Company had unrealized losses of $0 and $4, respectively, in its municipal obligations and equity securities investments. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

(5)                     Net Income Per Share

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic net income per common share:
Net income available to common stockholders	$1,054	1,534	$5,207	$72
Basic weighted average shares outstanding	15,512	15,510	15,511	15,510
Basic net income per common share	$0.07	$0.10	$0.34	$0.00
Diluted net income per common share:
Net income available to common stockholders	$1,054	$1,534	$5,207	$72
Diluted Shares Outstanding
Basic weighted average shares outstanding	15,512	15,510	15,511	15,510
Stock options	90	—	86	—
Diluted weighted average shares outstanding	15,602	15,510	15,597	15,510
Diluted net income per common share	$0.07	$0.10	$0.33	$0.00
Potentially dilutive shares excluded from diluted per share amounts:
Stock options	416	209	430	209

(6)                     Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, for the three and six months ended June 30, 2010 and 2009, respectively, are as follows:

	Three Months Ended June 30,
	2010	2009
Net income	$1,054	$1,534
Foreign currency translation gain	296	358
Net unrealized losses on investment securities	(31)	(56)
Total comprehensive income	$1,319	$1,836

	Six Months Ended June 30,
	2010	2009
Net income	$5,207	$72
Foreign currency translation gain (loss)	1,573	(2,485)
Net unrealized (losses) gains on investment securities	(33)	12
Total comprehensive income (loss)	$6,747	$(2,401)

(7)                     Share-based Compensation

Stock option activity for the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2009	455	$8.25
Granted	450	10.10
Expired	(3)	7.63
Exercised	(3)	8.18
Options outstanding at June 30, 2010	899	9.17

Exercisable at June 30, 2010	344	$9.14

During the six month period ended June 30, 2010, the Company issued options to purchase 450 shares of common stock under the 2009 Incentive Plan, of which 300 were subject to achieving certain earnings metrics.  These options were issued with a weighted-

average exercise price of $10.10. The weighted-average grant date fair value of the these options was $4.29 per share, and these options are exercisable from 12 months to 36 months.  All of the 450 options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six-month period ended June 30, 2010:

2010
Weighted average grant date fair value of grants	$4.29
Expected life (in years)	4.0
Risk-free interest rate	1.4 to 1.5
Expected volatility	51.3 to 55.0
Dividend yield	0.0

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury obligation rate that corresponds with the option life.

Share-based compensation expense from stock options for the three-month periods ended June 30, 2010 and 2009, was approximately $149 and $0, respectively; the related tax benefit was approximately $58 and $0, respectively. Share-based compensation expense from stock options for the six-month periods ended June 30, 2010 and 2009, was approximately $218 and $0, respectively; the related tax benefit was approximately $85 and $0, respectively. As of June 30, 2010 and 2009, the unrecognized share-based compensation cost related to outstanding options to purchase shares of common stock described above was $665 and $0, respectively.

For the six months ended June 30, 2010, the Company issued 3 shares of common stock upon the exercise of stock options at an average exercise price of $8.18 per share. The aggregate intrinsic values on the dates of exercise of options during the six month period ended June 30, 2010 was $13.  No options were issued or exercised during the six months ended June 30, 2009.

At June 30, 2010, the aggregate intrinsic value of options outstanding to purchase 899 shares of common stock, the exercisable options to purchase 344 shares of common stock and approximately 280 options to purchase shares of common stock expected to vest was $756, $437 and $344, respectively. At December 31, 2009, the aggregate intrinsic value of options outstanding to purchase 455 shares of common stock was $804.

(8)                     Segment Information

The Company has three business segments. These reportable segments are components of the Company for which separate information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has two reportable business segments based on geographic operations that include a United States segment and an international segment that operate under the Nature’s Sunshine Products name. The Company’s third reportable business segment is Synergy Worldwide, which offers products with formulations different from those of the Nature’s Sunshine Products’ offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products to warrant accounting for these operations as a separate business segment. Net sales revenues for each segment have been reduced by any intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief operating decision maker. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$37,467	$39,507	$75,296	$75,975
International	33,285	31,603	68,554	65,165
	70,752	71,110	143,850	141,140
Synergy Worldwide	16,606	13,039	30,554	26,185
	87,358	84,149	174,404	167,325

Operating Expenses:
Nature’s Sunshine Products:
United States	35,382	35,987	72,874	73,391
International	32,433	32,078	67,306	64,060
	67,815	68,065	140,180	137,451
Synergy Worldwide	16,584	14,028	31,247	30,662
	84,399	82,093	171,427	168,113

Operating Income (Loss):
Nature’s Sunshine Products:
United States	2,085	3,520	2,422	2,584
International	852	(475)	1,248	1,105
	2,937	3,045	3,670	3,689
Synergy Worldwide	22	(989)	(693)	(4,477)
	2,959	2,056	2,977	(788)

Other (Expense) Income, Net	(937)	544	1,898	1,748
Income Before Provision for Income Taxes	$2,022	$2,600	$4,875	$960

From an individual country perspective, only the United States comprises approximately 10 percent or more of consolidated net sales revenue for any of the three and six-month periods ended June 30, 2010 and 2009 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales Revenue:
United States	$40,092	$39,748	$79,323	$76,755
Other	47,266	44,401	95,081	90,570
Total Sales Revenue	$87,358	$84,149	$174,404	$167,325

Net sales revenue by product group has not been disclosed as management has determined that it is impracticable to accumulate such information.

Segment long-lived assets as of June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010	December 31, 2009
Long-Lived Assets:
United States	$22,041	$22,629
Venezuela	4,466	4,620
Other	2,820	2,929
Total Long-Lived Assets	$29,327	$30,178

(9)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended June 30, 2010 and 2009, the Company’s provision for income taxes, as a percentage of income before income taxes, was approximately 47.9 percent and 41.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2010 and 2009, the Company’s income tax (benefit) provision was approximately (6.8) percent and 92.5 percent as a percentage of pre-tax income, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective rate and the U.S. federal statutory rate for the three months ended June 30, 2010 were primarily attributed to increases due to foreign subsidiary net losses for which no tax benefit is currently being recognized, offset by decreases in tax liabilities associated with uncertain tax positions and the utilization of foreign tax credits. The differences between the effective rate and the U.S. federal statutory rate for the six months ended June 30, 2010 were primarily attributed to decreases in tax liabilities associated with uncertain tax positions and the utilization of foreign tax credits, offset by foreign subsidiary net losses for which no tax benefit is currently being recognized, and a large foreign exchange gain recognized for financial reporting purposes but not for income tax purposes recognized in the first quarter of 2010.  The differences between the effective rate and the federal statutory rate for the three and six months ended June 30, 2009 were primarily attributed to increases in tax liabilities associated with uncertain tax positions, the U.S. impact of foreign operations, and increases in foreign valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit was recognized. With the Company’s relatively low pretax income amounts, tax amounts recorded related to the uncertain tax positions, foreign operations and other permanent tax items have a significant impact on the effective tax rate.

As of June 30, 2010 , the Company had accrued $13,743 (net of $15,385 of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $19,643 (net of $15,385 of other assets related to competent authority and royalty benefits) as of December 31, 2009.  This net decrease was primarily attributed to the devaluation of the bolivar in Venezuela and to the expiration of the statue of limitations on certain liabilities in various foreign jurisdictions.

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

The IRS is also examining the Company’s tax returns for the taxable years 2006 through 2008.  The Company’s U.S. federal income tax returns are open from 2003 to 2008, and the Company has several foreign jurisdictions that have open years between 2003 and 2008.

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

Class-Action Litigation

As referenced in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company and certain present and former officer and directors were defendants in a shareholder class action filed in 2006 in the United States District Court for the District of Utah (the “Court”).  The parties to this litigation and the Company’s directors’ and officers’ liability insurer signed a Stipulation of Settlement, which the Court preliminarily approved on October 8, 2009.  Following the notification and claim periods stipulated by the Court, the Court, on February 10, 2010, the day after it held the final approval hearing, formally entered an Order and Final Judgment dated February 9, 2010 (“Final Judgment”), which gave final approval to the Stipulation and approved the proposed plan of allocation of the settlement proceeds, the application for an award of attorneys’ fees and reimbursement of costs and expenses by the settlement class counsel, and the application for incentive awards to the settlement class representatives.  Among other things, the Final Judgment also included findings by the Court that notice of the action and of the proposed settlement had been properly given to the class members and that no one had opted out of the class or objected to any of the terms of the Stipulation.  Furthermore, the Final Judgment provided that the Company and the individual defendants were released from all of the Released Claims, as defined by the Stipulation, and that the Consolidated Complaint was dismissed with prejudice.

There was no appeal of the Final Judgment within 30 days following the entry of the Final Judgment.  As a result, the case is now formally concluded and the Claims Administrator is proceeding with distribution of the settlement proceeds in accordance with the Stipulation.

Derivative Lawsuits

By letter dated October 4, 2007, a shareholder of the Company alleged that a number of the current and former officers and directors of the Company breached their fiduciary duties to the Company by supposedly engaging in the same alleged wrongdoing that was the subject of the class-action lawsuit. The shareholder demanded that the Company take action to recover from the specified officers and directors all damages sustained by the Company as a result of the alleged misconduct, and threatened to commence a derivative action if the Company failed to act on the shareholder’s demand within a reasonable period of time.

On December 26, 2007, before the expiration of the Company’s allotted 90-day period for responding to the demand, the shareholder presented a second but substantially identical demand on the Company, thereby triggering a new 90-day response period. The Company’s Board of Directors responded to this demand on March 20, 2008, rejecting the shareholder’s demands.

On May 21, 2008, the same shareholder filed a summons and complaint in the Fourth Judicial District Court for the State of Utah seeking an order compelling the Company to produce certain books and records to the shareholder. The Company filed its answer to the complaint on June 12, 2008, and the shareholder has taken no action since then to prosecute the case or otherwise pursue any derivative claim. On April 22, 2010, the Court issued an order requiring the parties to appear and show cause why the case should not be dismissed for failure to prosecute. On June 11, 2010, the Court held a hearing based on its order requiring the parties to show cause, and at the conclusion of this hearing, the Court dismissed the case with prejudice, formally concluding this litigation.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value added taxes and sales tax. The Company provides provisions for state sales taxes in each of the states where the Company has potential nexus. As of June 30, 2010 and December 31, 2009, accrued liabilities include $12,822 and $13,174, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations, or cash flows of the Company.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$1,003	$2,119	$—	$3,122
Investment securities	1,786	—	—	1,786
Total assets measured at fair value on a recurring basis	$2,789	$2,119	$—	$4,908

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$1,030	$2,137	$—	$3,167
Investment securities	1,752	—	—	1,752
Total assets measured at fair value on a recurring basis	$2,782	$2,137	$—	$4,919

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

For the three months ended June 30, 2010 and 2009, there were no fair value measurements using significant unobservable inputs (Level 3).

The following table shows a reconciliation of the beginning and ending fair value measurements using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009:

	2010	2009
Balance at January 1,	$—	$2,050
Net unrealized gains included in earnings	—	—
Sales of restricted investments	—	(2,050)
Purchases	—	—
Balance at June 30,	$—	$—

Restricted investments — The Company’s restricted investments included auction rate preferred investments that failed at auction during 2008. Despite the underlying long-term contractual maturity of auction-rate securities (“ARS”), there was historically a readily liquid market for these securities based on the interest reset mechanism. However, as a result of negative liquidity and uncertainty in financial credit markets, the Company experienced “failed” auctions associated with its ARS. In the case of a failed auction, the ARS become illiquid investments (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.

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

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, and short-term borrowings approximate fair value due to their short-term nature. During the three months ended June 30, 2010, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

We also sell our products through a separate division and operating business segment, Synergy Worldwide, which was acquired by us in 2000. Synergy Worldwide offers products with formulations different from those of the Nature’s Sunshine Products offerings. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products to warrant accounting for these operations as a separate business segment. Synergy Worldwide sells products in Japan, the United States, South Korea, Singapore, Thailand, Taiwan, Malaysia, Hong Kong, the Philippines, Indonesia, the United Kingdom, Germany, Austria, the Netherlands, Norway, Sweden, Australia, the Czech Republic, and Vietnam.

During the second quarter of 2010, we experienced an increase in our consolidated net sales of 3.8 percent. Our Nature’s Sunshine Products International business segment (“NSP International”) experienced an increase in net sales of approximately 5.3 percent compared to the same period in 2009 (or 7.9 percent excluding the negative impact of foreign currency fluctuations), while our domestic business segment (“NSP United States”) net sales decreased approximately 5.2 percent. Our Synergy Worldwide business segment (“Synergy Worldwide”) experienced an increase in net sales revenue of approximately 27.4 percent (or 22.6 percent excluding the positive impact of foreign currency fluctuations). Within our foreign markets, we saw improvements due to the weakening of the U.S. dollar against many of the foreign currencies in which our subsidiaries operate and its positive impact on consumer demand in these markets, as well as strengthening demand in certain foreign markets as a result of current economic conditions, and growth from expansion into new or existing markets. The most significant positive impact on sales revenue was from our United States (Synergy), European, Russian, Canadian, and Mexican markets during the second quarter of 2010. Gains in these markets were offset by decreases in Venezuela due to the devaluation of its currency of 2.0 percent of consolidated sales, as well as continued weakness in our Japanese markets.

Over the same period, our cost of goods sold increased as a percentage of net sales revenue primarily as a result of inventory write-offs in some of our foreign markets and increased importation costs related to higher product transfer prices.  Our selling, general and administrative expenses decreased slightly for the quarter.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. A person who joins our independent sales force begins as a “Distributor.” A Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities. Active Managers worldwide totaled approximately 30,600 and 29,900 at June 30, 2010 and March 31, 2010, respectively. Active Distributors worldwide totaled approximately 687,500 and 693,200 at June 30, 2010 and March 31, 2010, respectively.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales for the three months ended June 30, 2010 and 2009 (dollar amounts in thousands).

					Change from
	2010		2009		2010 to 2009
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$87,358	100.0%	$84,149	100.0%	$3,209	3.8%

Cost of goods sold	16,845	19.3	15,787	18.8	1,058	6.7
Volume incentives	32,559	37.3	31,217	37.1	1,342	4.3
SG&A expenses	34,995	40.0	35,089	41.7	(94)	(0.3)
Total operating expenses	84,399	96.6	82,093	97.6	2,306	2.8
Operating income	2,959	3.4	2,056	2.4	903	43.9
Other (expense) income, net	(937)	(1.1)	544	0.7	(1,481)	(272.2)
Income before income tax provision	2,022	2.3	2,600	3.1	(578)	(22.2)
Income tax provision	968	1.1	1,066	1.3	(98)	(9.2)
Net income	$1,054	1.2%	$1,534	1.8%	$(480)	(31.3)%

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales for the six months ended June 30, 2010 and 2009 (dollar amounts in thousands).

					Change from
	2010		2009		2010 to 2009
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$174,404	100.0%	$167,325	100.0%	$7,079	4.2%

Cost of goods sold	34,846	20.0	33,334	19.9	1,512	4.5
Volume incentives	65,123	37.3	62,213	37.2	2,910	4.7
SG&A expenses	71,458	41.0	72,566	43.4	(1,108)	(1.5)
Total operating expenses	171,427	98.3	168,113	100.5	3,314	2.0
Operating income (loss)	2,977	1.7	(788)	(0.5)	3,765	477.8
Other income, net	1,898	1.1	1,748	1.1	150	8.6
Income before income tax (benefit) provision	4,875	2.8	960	0.6	3,915	407.8
Income tax (benefit) provision	(332)	(0.2)	888	0.5	(1,220)	(137.4)
Net income	$5,207	3.0%	$72	0.1%	$5,135	7,131.9%

Net Sales Revenue

Consolidated net sales revenue for the three and six months ended June 30, 2010 was $87.4 million and $174.4 million compared to $84.1 million and $167.3 million for the same periods in 2009, increases of approximately 3.8 percent and 4.2 percent, respectively. The increase in net sales revenue for the three and six months ended June 30, 2010 compared to the same periods in 2009 was due to improvements within our NSP International and Synergy Worldwide segments, offset by a decline in NSP United States.

NSP United States

Net sales revenue related to NSP United States for the three and six months ended June 30, 2010 was $37.5 million and $75.3 million compared to $39.5 million and $76.0 million for the same periods in 2009, or decreases of 5.2 percent and 0.9 percent, respectively, in 2010 compared to 2009. We saw decreases in net sales revenue compared to the same time in the prior year due to changes in our promotional programs, which resulted in lower than expected Manager and Distributor recruiting and retention, and changes in the timing of event qualification periods, which reduced average Manager and Distributor purchases during the second quarter of 2010, as well as some continuing weakness in the U.S. economy.

Active Managers within NSP United States totaled approximately 7,300 and 7,200 at June 30, 2010 and March 31, 2010, respectively. Active Distributors within NSP United States totaled approximately 247,400 and 251,000 at June 30, 2010 and March 31, 2010, respectively.

NSP International

NSP International reported net sales revenue for the three and six months ended June 30, 2010 of $33.3 million and $68.5 million compared to $31.6 million and $65.2 million for the same periods in 2009, or increases of approximately 5.3 percent and 5.2 percent, respectively. The increase in net sales revenue for the three and six months ended June 30, 2010 compared to the same periods in 2009 is primarily due to the weakening of the U.S. dollar against many of the foreign currencies in which our subsidiaries operate and its positive impact on consumer demand in these markets, as well as strengthening demand in certain foreign markets as a result of current economic conditions. The most significant positive impact on sales revenue was from our Russian, Canadian, and Mexican markets, during the 2010 second quarter and the year-to-date. The improvements in many of our markets were offset by a decrease in Venezuela due to the devaluation of its currency.

We had the following significant changes within the markets in which NSP International operates:

In our Russian markets, our net sales revenues increased approximately $1.2 million, or 10.6 percent, to $12.5 million for the three months ended June 30, 2010, from $11.3 million for the same period in 2009.  For the six months ended June 30, 2010, net sales revenue increased $1.9 million, or 7.4 percent, to $27.5 million in 2010 from $25.6 million for the same period in 2009. In our Russian markets, our products are priced using the U.S. dollar. The strengthening of the U.S. dollar in relation to the various local currencies in the region (primarily the Russian ruble and the Ukrainian hryvnia) during the prior year significantly increased the price of our products in the prior year and therefore reduced demand. Since that time, the relative price of our products has slightly decreased as the U.S. dollar has weakened and the economies of some of the countries in this market have began to recover during 2010, contributing to increasing demand. In addition, improved Manager and Distributor recruiting efforts and the launch of several new products contributed to revenue growth in this market.

In Canada, our net sales revenues increased approximately $0.6 million, or 17.6 percent, to $4.0 million for the three months ended June 30, 2010, from $3.4 million for the same period in 2009.  For the six months ended June 30, 2010, net sales revenue increased $1.4 million, or 21.5 percent, to $7.9 million in 2010 from $6.5 million for the same period in 2009. Our net sales in Canada for the three and six months ended in 2010 were positively affected by approximately $0.5 million, or 14.7 percent, and by $1.1 million, or 16.9 percent, by foreign currency fluctuations due to the U.S. dollar weakening in 2010 in relation to the Canadian dollar from the same periods in 2009. Excluding the effect of foreign currency fluctuations, net sales in Canada increased approximately $0.1 million, or 2.9 percent, and $0.3 million, or 4.6 percent, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

In Mexico, our net sales revenues increased approximately $0.5 million, or 14.3 percent, to $4.0 million for the three months ended June 30, 2010, from $3.5 million for the same period in 2009.  For the six months ended June 30, 2010, net sales revenue increased $0.9 million, or 13.6 percent, to $7.5 million in 2010 from $6.6 million for the same period in 2009. Our net sales in Mexico for the three and six months ended in 2010 were positively affected by approximately $0.2 million, or 5.7 percent, and $0.6 million, or 9.1 percent, by foreign currency fluctuations due to the U.S. dollar weakening in 2010 in relation to the Mexican peso from the same periods in 2009. Excluding the effect of foreign currency fluctuations, net sales in Mexico increased approximately $0.3 million, or 8.6 percent and 4.5 percent, for both the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

In Venezuela, our net sales revenues decreased approximately $1.3 million, or 44.8 percent, to $1.6 million for the three months ended June 30, 2010, from $2.9 million for the same period in 2009. For the six months ended June 30, 2010, net sales revenue decreased $3.0 million, or 50.0 percent, to $3.0 million in 2010 from $6.0 million for the same period in 2009. The decrease in our sales for the quarter and year-to-date in Venezuela was primarily the result of Venezuela’s currency, the bolivar fuerte (“bolivar”), being devalued from an official rate of 2.15 bolivars to the U.S. dollar to 4.30 bolivars in January of this year. As a result, net sales revenues in Venezuela have been significantly reduced since that time. Excluding the effect of foreign currency fluctuations, net sales revenues in Venezuela increased approximately $0.3 million and decreased approximately $0.1 million, or 10.3 percent and 1.7 percent, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

In the remaining markets in which NSP International operates, our net sales revenues increased approximately $0.7 million and $2.1 million, or 6.7 percent and 10.2 percent, to $11.2 million and $22.6 million for the three and six months ended June 30, 2010, respectively, from $10.5 million and $20.5 million for the same periods in 2009.  Our net sales for the three and six months ended were positively affected in 2010 by approximately $0.4 million, or 3.8 percent, and $1.0 million, or 4.9 percent, due to foreign currency fluctuations resulting from the U.S. dollar weakening in relation to the various currencies in the markets in which we operate from the same periods in 2009. Excluding the effect of foreign currency fluctuations, net sales revenues in NSP International’s remaining markets increased approximately $0.3 million and $1.1 million, or 2.9 percent and 5.4 percent, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

Active Managers within NSP International totaled approximately 21,300 and 21,000 at June 30, 2010 and March 31, 2010, respectively. Active Distributors within NSP International totaled approximately 361,000 and 367,500 at June 30, 2010 and March 31, 2010, respectively.

Synergy Worldwide

Synergy Worldwide net sales revenue increased to $16.6 million and $30.6 million for the three and six months ended June 30, 2010, compared to $13.0 million and $26.2 million for the same periods in 2009, increases of approximately 27.4 percent and 16.7 percent, respectively. The increase in sales for the three and six months was primarily due to improvements in sales in our European markets and the United States, the opening of our Vietnam market, as well as positive currency fluctuations due to the weakening of the U.S. dollar in relation to many of the local currencies in the markets in which we operate, offset by sales declines in our Japanese and Indonesian markets.

We had the following significant changes within the markets in which Synergy Worldwide operates:

In the United States, our net sales revenues increased approximately $2.1 million, or 116.7 percent, to $3.9 million for the three months ended June 30, 2010, from $1.8 million for the same period in 2009.  For the six months ended June 30, 2010, net sales revenue increased $3.3 million, or 106.5 percent, to $6.4 million from $3.1 million for the same period in 2009. Our growth within the Unites States is primarily due to growth of our U.S. Distributor base.

In Europe, our net sales revenues increased approximately $1.2 million, or 75.0 percent, to $2.8 million for the three months ended June 30, 2010 from $1.6 million for the same period in 2009.  For the six months ended June 30, 2010, net sales revenue increased $2.7 million, or 103.8 percent, to $5.3 million from $2.6 million for the same period in 2009. Our net sales in Europe were negatively affected by approximately $0.2 million, or 12.5 percent, for the three months ended June 30, 2010 by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the euro from 2009 to 2010, and were flat for the year-to-date. Excluding the effect of foreign currency fluctuations, net sales in Europe increased approximately $1.4 million, or 87.5 percent, and $2.7 million, or 103.8 percent, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 due to the continued growth of our operations.

In Korea, our net sales revenues increased approximately $0.6 million, or 33.3 percent, to $2.4 million for the three months ended June 30, 2010 from $1.8 million for the same period in 2009.  For the six months ended June 30, 2010, net sales revenue increased $1.6 million, or 55.2 percent, to $4.5 million from $2.9 million for the same period in 2009. Our net sales in Korea for the three and six months ended in 2010 were positively affected by approximately $0.3 million, or 16.7 percent, and $0.6 million, or 20.7 percent, by foreign currency fluctuations due to the U.S. dollar weakening in 2010 in relation to the Korean won from the same periods in 2009. Excluding the effect of foreign currency fluctuations, net sales in Korea increased approximately $0.3 million, or 16.7 percent, and $1.0 million, or 34.5 percent, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

We launched our operations in the Vietnam market during the second quarter, which achieved net sales of $0.7 million.

In Japan, our net sales revenues decreased approximately $1.2 million, or 24.5 percent, to $3.7 million for the three months ended June 30, 2010, from $4.9 million for the same period in 2009.  For the six months ended June 30, 2010, net sales revenue decreased $2.4 million, or 23.5 percent, to $7.8 million in 2010 from $10.2 million for the same period in 2009. Our net sales in Japan for the three and six months ended in 2010 were positively affected by approximately $0.2 million, or 4.1 percent, and by $0.3 million, or 2.9 percent, by foreign currency fluctuations due to the U.S. dollar weakening in relation to the Japanese yen from the same periods in 2009 to 2010. Excluding the effect of foreign currency fluctuations, net sales in Japan decreased approximately $1.4 million, or 28.6 percent, and $2.7 million or 26.5 percent, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.  The decrease in net sales was primarily due to import restrictions on several of our key products, strong competition, and continuing economic weakness in Japan, which resulted in a decrease in the number of active Managers and Distributors.

In Indonesia, our net sales revenues decreased approximately $0.3 million, or 16.7 percent, to $1.5 million for the three months ended June 30, 2010, from $1.8 million for the same period in 2009.  For the six months ended June 30, 2010, net sales revenue decreased $2.0 million, or 40.0 percent, to $3.0 million in 2010 from $5.0 million for the same period in 2009. Our net sales in Indonesia for the three and six months ended 2010 were positively affected by approximately $0.2 million, or 11.1 percent, and by $0.5 million, or 10.0 percent, by foreign currency fluctuations due to the U.S. dollar weakening in 2010 in relation to the Indonesian rupiah from the same periods in 2009. Excluding the effect of foreign currency fluctuations, net sales in Indonesia decreased approximately $0.5 million, or 27.8 percent, and $2.5 million, or 50.0 percent, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  The decrease in net sales compared to the same periods in the prior year was primarily due to significant price increases in the prior year, which resulted in large purchases mainly in the first quarter of 2009 before the price increases took effect.

In the remaining markets in which Synergy Worldwide operates, our net sales revenues increased approximately $0.5 million and $0.5 million, or 45.5 percent and 20.8 percent, to $1.6 million and $2.9 million for the three and six months ended June 30, 2010, respectively, from $1.1 million and $2.4 million for the same periods in 2009.  Our net sales for the three and six months ended June 30, 2010 were positively affected by approximately $0.2 million, or 18.2 percent, and $0.4 million, or 16.7 percent, due to foreign currency fluctuations resulting from the U.S. dollar weakening in relation to the various currencies our markets operate in from the same periods in 2009. Excluding the effect of foreign currency fluctuations, net sales revenue in Synergy Worldwide’s remaining markets increased approximately $0.3 million, or 27.3 percent, and $0.1 million, or 4.2 percent, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

Active Managers within Synergy Worldwide totaled approximately 2,000 and 1,700 at June 30, 2010 and March 31, 2010, respectively. Active Distributors within Synergy Worldwide totaled approximately 79,100 and 74,700 at March 31, 2010 and December 31, 2009, respectively.

Further information related to NSP United States, NSP International and Synergy Worldwide is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue increased to 19.3 percent and 20.0 percent of net sales for the three and six months ended June 30, 2010, compared to 18.8 percent and 19.9 percent for the same periods in 2009. This increase is primarily due to write-offs of finished products in some of our foreign markets, increased importation fees related to higher transfer prices within some of our foreign markets during the current quarter, and changes in product mix between markets.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  Volume incentives as a percent of net sales revenue increased to 37.3 percent for each of the three and six months ended June 30, 2010, compared to 37.1 percent and 37.2 percent for the same periods in 2009.

Selling, General and Administrative

Selling, general and administrative expenses decreased to 40.0 percent and 41.0 percent of net sales for the three and six months ended June 30, 2010, compared to 41.7 percent and 43.4 percent for the same periods in 2009. For the three months ended June 30, 2010, expenses decreased by approximately $0.1 million, from $35.1 million in 2009 to $35.0 million in 2010, and for the six months ended June 30, 2010 expenses decreased by approximately $1.1 million, from $72.6 million in 2009 to $71.5 million in 2010. The decrease in year-to-date selling, general and administrative expenses is the result of decreased costs in Synergy Worldwide’s Japanese and Indonesian markets of $1.3 million due to efforts to reduce costs, decreases in NSP United States related to the prior year settlement with the SEC of $0.6 million, and decreases in administrative costs within Venezuela of approximately $1.4 million, which are primarily the result of the significant devaluation of the bolivar. These decreases were offset by increased costs of $0.9 million as a result of our further expansion of our markets in Synergy Worldwide Europe and Vietnam, and $1.9 million of negative foreign currency fluctuations (excluding Venezuela) due to the weakening of the U.S. dollar in relation to many of the markets in which we operate, as well as additional declines throughout the U.S. and our remaining markets as we continue to reduce our professional and other operating costs.  We continue to implement cost reduction measures within all of our operating segments.

Operating Income (Loss)

Operating income increased $0.9 million during the three months ended June 30, 2010, compared to the same period in 2009, from $2.1 million to $3.0 million. For the six months ended June 30, 2010, operating income increased $3.7 million compared to the same period in 2009, from an operating loss of $0.7 million to operating income of $3.0 million.

The operating income for NSP United States decreased $1.4 million and $0.2 million for the three and six month periods ended June 30, 2010 from $3.5 million and $2.6 million for the same periods in 2009 to $2.1 million and $2.4 million in 2010, respectively. The decrease for the quarter and year-to-date sales is primarily the result of the reduced sales described above.

Operating income for NSP International increased $1.4 million and $0.1 million for the three and six months ended June 30, 2010 from an operating loss of $0.5 million and operating income of $1.1 million for the same periods in 2009 to operating income of $0.9 million and $1.2 million, respectively, in 2010. These increases were the result of increased sales for the quarter and year-to-date as described above.

The operating loss in Synergy Worldwide decreased $1.0 million and $3.8 million for the three and six months ended June 30, 2010, from operating losses of $1.0 million and $4.5 million in 2009 to above breakeven and an operating loss of $0.7 million, for the same periods in 2010, respectively.  This was primarily due to improvements in sales within its European and U.S subsidiaries, the opening of a new market in Vietnam, and adjustments to the costs of some of its products in certain markets due to changes in transfer prices from NSP United States, as well as significant cost reductions made throughout the course of 2009, and the impact of favorable currency fluctuations.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2010 decreased $1.5 million, or 272.2 percent, and increased $0.2 million, or 8.6 percent, compared to the same periods in 2009. The decrease in other income during the second quarter is primarily related to the write-down of our restricted cash balance of $0.5 million, while the increase in year-to-date other income is primarily due to foreign exchange gains of $3.7 million in Venezuela as a result of the devaluation of the bolivar and the change to a highly inflationary economy. These gains were offset by net foreign exchange gains and losses in certain of our other markets based on changes in exchange rates.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended June 30, 2010 and 2009, the Company’s provision for income taxes, as a percentage of income before income taxes, was approximately 47.9 percent and 41.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2010 and 2009, the Company’s income tax (benefit) provision was approximately (6.8) percent and 92.5 percent as a percentage of pre-tax income, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective rate and the U.S. federal statutory rate for the three months ended June 30, 2010 were primarily attributed to increases due to foreign subsidiary net losses for which no tax benefit is currently being recognized, offset by decreases in tax liabilities associated with uncertain tax positions and the utilization of foreign tax credits. The differences between the effective rate and the U.S. federal statutory rate for the six months ended June 30, 2010 were primarily attributed to decreases in tax liabilities associated with uncertain tax positions and the utilization of foreign tax credits, offset by foreign subsidiary net losses for which no tax benefit is currently being recognized, and a large foreign exchange gain recognized for financial reporting purposes but not for income tax purposes recognized in the first quarter of 2010.  The differences between the effective rate and the federal statutory rate for the three and six months ended June 30, 2009 were primarily attributed to increases in tax liabilities associated with uncertain tax positions, the U.S. impact of foreign operations, and increases in foreign valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit was recognized. With the Company’s relatively low pretax income amounts, tax amounts recorded related to the uncertain tax positions, foreign operations and other permanent tax items have a significant impact on the effective tax rate.

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

The IRS is also examining the Company’s tax returns for the taxable years 2006 through 2008.  The Company’s U.S. federal income tax returns are open from 2003 to 2008, and the Company has several foreign jurisdictions that have open years between 2003 and 2008.

Although the Company believes its estimates for unrecognized tax positions are reasonable, the Company can make no assurance that the final outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Such difference could have a material impact on the Company’s income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including Volume Incentives, inventory purchases, capital assets, and funding of international expansion. As of June 30, 2010, working capital was $35.4 million, compared to $33.5 million as of December 31, 2009.  At June 30, 2010, we had $40.0 million in cash and cash equivalents, of which $35.5 is held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $3.1 million is held in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Operating activities	$5,381	$(3,002)
Investing activities	(1,286)	863
Financing activities	27	190

For the six months ended June 30, 2010, we generated cash from operating activities of $5.4 million compared to using $3.0 million during the same period in 2009. The increase in cash generated from operating activities was primarily due to improvements in operating income for the six months ended June 30, 2010 compared to the same period in the prior year, which excludes non-cash foreign exchange gains and losses included in other income. In addition, operating cash flow improved as a result of the timing of payments for accounts payable and volume incentives.

Capital expenditures related to the purchase of equipment, computer systems and software for the six months ended June 30, 2010 and 2009, were $1.3 million and $1.8 million, respectively.

During the six months ended June 30, 2009, we also had cash proceeds of $2.1 million from the sale of restricted investments and $0.6 million of available-for-sale investments. During the six months ended June 30, 2010, we did not buy or sell any available-for-sale investments.

During the six months ended June 30, 2009, we used cash to pay dividends of $0.8 million.  We suspended the payment of our quarterly cash dividends, effective the second quarter of 2009, in an effort to conserve cash in the United States.

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

During the six months ended June 30, 2009, we had short-term borrowings of $3.7 million and repayments of $2.7 million from our investment brokerage secured by our available-for-sale investments in order to generate additional liquidity from month-to-month based upon our working capital needs. We have the ability to borrow up to approximately 80 percent of the fair value of our municipal obligations within our available-for-sale investments. These borrowings began in 2009 and were typically paid in the month following the initial borrowing.

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

Investments

The Company’s available-for-sale investment portfolio is recorded at fair value and consists of various fixed income securities such as U.S. government and state and municipal bonds, mutual funds, and equity securities. These investments are valued using (a) quoted prices for identical assets in active markets or (b) significant inputs that are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. The Company’s trading portfolio is recorded at fair value and consists of various mutual funds that are valued using quoted prices in active markets.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of June 30, 2010 and December 31, 2009, the Company did not consider any of its long-lived assets to be impaired.

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

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their grant-dated fair values in accordance with authoritative U.S. GAAP. The Company records compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. The Company’s estimated forfeiture rate is based upon historical experience.

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

•                  product concentration;

•                  system failures;

•                  changes in key management personnel; and

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

Foreign Currency Risk

During the six months ended June 30, 2010, approximately 54.5 percent of our net sales revenue and approximately 54.3 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar.  All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading, or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part 1, Item 2 of this report.

The following table sets forth a composite sensitivity analysis of our net sales revenue, costs and expenses, and operating income in connection with strengthening of the U.S. dollar (our reporting currency) by 10%, 15% and 25% against every other fluctuating functional currency in which we conduct business.  We note that while our individual net sales revenue and cost and expenses components were sensitive to increases in the strength of the U.S. dollar, our operating income was less sensitive to such increases assuming a strengthening of the U.S. dollar by 10%, 15% and 25% against every other fluctuating currency in which we conduct business.

Exchange rate sensitivity for the three months ended June 30, 2010 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$87,358	$(2,840)	(3.3)%	$(4,073)	(4.7)%	$(6,246)	(7.1)%

Cost and expenses
Cost of goods sold	16,845	(560)	(3.3)	(802)	(4.8)	(1,230)	(7.3)
Volume incentives	32,559	(1,109)	(3.4)	(1,591)	(4.9)	(2,441)	(7.5)
Selling, general and administrative	34,995	(1,189)	(3.4)	(1,705)	(4.9)	(2,614)	(7.5)

Operating income	$2,959	$18	0.6%	$25	0.8%	39	1.3%

Exchange rate sensitivity for the six months ended June 30, 2010 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$174,404	$(5,531)	(3.2)%	$(7,935)	(4.5)%	$(12,167)	(7.0)%

Cost and Expenses
Cost of goods sold	34,846	(1,050)	(3.0)	(1,506)	(4.3)	(2,309)	(6.6)
Volume incentives	65,123	(2,150)	(3.3)	(3,085)	(4.7)	(4,731)	(7.3)
Selling, general and administrative	71,458	(2,347)	(3.3)	(3,367)	(4.7)	(5,163)	(7.2)

Operating income	$2,977	$16	0.5%	$23	0.8%	36	1.2%

As noted above, certain of our operations including Russia and the Ukraine are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within our financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of our products and the purchasing power of our independent Managers and Distributors within these markets.

The following table sets forth a composite sensitivity analysis of financial instruments included in our assets and liabilities by those balance sheet line items that are subject to exchange rate risk, together with the total gain or loss from the strengthening of the U.S. dollar in relation to our various fluctuating functional currencies.  The sensitivity of our assets and liabilities, taken by balance sheet line items, was somewhat less than the sensitivity of our operating income to increases in the strength of the U.S. dollar in relation to other fluctuating currencies in which we conduct business.

Exchange rate sensitivity of as of June 30, 2010 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Current Assets subject to Exchange Rate Risk
Cash and cash equivalents	$40,010	$(3,205)	(8.0)%	$(4,598)	(11.5)%	$(7,051)	(17.6)%
Restricted cash	249	(23)	(9.2)%	(32)	(12.9)%	(50)	(20.1)%
Accounts receivable, net	8,166	(409)	(5.0)%	(587)	(7.2)%	(900)	(11.0)%

Current Liabilities subject to Exchange Rate Risk
Accounts payable	4,770	(127)	(2.7)%	(183)	(3.8)%	(280)	(5.9)%

Net Current Assets subject to Exchange Rate Risk	43,655	(3,510)	(8.0)%	(5,034)	(11.5)%	(7,721)	(17.7)%

The following table sets forth the local currencies other than the U.S. dollar, in which our assets that are subject to exchange rate risk were denominated as of June 30, 2010 and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of June 30, 2010
Cash and Cash Equivalents
Canada (Dollar)	$3,524	1.0
Colombia (Peso)	1,734	1,918.4
Indonesia (Rupiah)	1,491	9,165.9
Japan (Yen)	7,244	88.7
Mexico (Peso)	2,433	12.4
European Markets (Euro)	1,583	0.8
South Korea (Won)	2,507	1,217.3
Other	1,636	Varies
Total	$22,152

Accounts Receivable
Japan (Yen)	$1,229	88.7
Other	3,272	Varies
Total	$4,501

Finally, the following table sets forth the annual weighted average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which sales revenue exceeded $10.0 million during any of the two years presented.  We use the annual average exchange rate for translating items from the statement of operations from local currencies into our reporting currency.

Six months ended June 30,	2010	2009
Canada (Dollar)	1.0	1.2
Japan (Yen)	91.4	95.6
Mexico (Peso)	12.7	13.8
Venezuela (Bolivar)	4.3	2.1

The local currency of the foreign subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies or where our operations are served by a U.S. based subsidiary (for example, Russia and Ukraine). The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the end of the applicable period for assets and liabilities and average exchange rates during each period for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in interest and other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors.  There were no countries considered to have a highly inflationary economy during the six months ended June 30, 2009.

As of January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP. Accordingly, the U.S. dollar became the functional currency for our subsidiary in Venezuela. All gains and losses resulting from the re-measurement of its financial statements are determined using official exchange rates.  On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.60, while other payments for non-essential goods are at an exchange rate of 4.30. The majority of the Company’s products are currently classified as essential and qualify for the 2.60 exchange rate.   However, its overall results in Venezuela are re-measured to the U.S. dollar at approximately 4.30, the exchange rate applicable to dividend repatriations.

As a result, we recorded a gain of $3.7 million in January 2010 in connection with the re-measurement of its balance sheet to reflect the highly inflationary designation and the devaluation due to the negative position of the Company’s Venezuelan subsidiary’s net monetary assets, which is recorded in other income. The increase in the exchange rate from 2.15 to 4.30 reduced our total reported sales by approximately 1.8 percent and 1.7 percent for the three and six months ended June 30, 2010, respectively. On an ongoing basis, we expect future total net sales to be reduced by approximately two percent. The effect of the highly inflationary designation and the devaluation reduced reported operating income for the three and six months ended June 30, 2010 by approximately $0.1 million and $0.5 million, respectively. The success of future operations will be impacted by several factors, including our ability to take actions to mitigate the effect of the devaluation, further actions of the Venezuelan government, and economic conditions in Venezuela such as inflation and consumer spending.

As of June 30, 2010, we had approximately $0.9 million in cash, of which $0.2 million was restricted, denominated in Venezuelan bolivar fuertes. The restriction of $0.2 million in cash as of June 30, 2010 in Venezuela is the result of the local government seizing control of the bank in which this operating cash was deposited and temporarily freezing its deposits.  As a result, the Company has classified these deposits as restricted cash.  While we expect these funds to become unrestricted in the near future, at this time we cannot estimate when they will be released. However, even if these funds are released, the Company anticipates some loss and has recorded a write-down of $0.5 million during the second quarter of 2010 to cover the estimated loss related to such release, which is included in other income and expense.

Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company.  In prior periods, the market rate, which is substantially lower than the official rate, was available to obtain U.S. dollars or other currencies without approval of the government’s currency control organization. In June 2010, the government of Venezuela enacted additional currency restrictions, which effectively replace the market rates with the System for Foreign Currency Denominated Securities (“SITME”), which is administered by the Venezuela Central Bank. Under SITME, entities domiciled in Venezuela can obtain U.S. denominated securities in limited quantities each month through banking institutions approved by the government.

At this time, we are not able to reasonably estimate the future state of exchange controls in Venezuela and the availability of U.S. dollars at the official foreign exchange rate or at the SITME rate. The application and approval process has been delayed in recent periods, and the timing and ability to obtain U.S. dollars in the future at the official exchange rate remains uncertain. Currently we have $0.1 million of funds pending approval at the official exchange rate. Unless the official exchange rate is made more readily available, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at the less favorable SITME rate.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On June 30, 2010, we had investments of $3.1 million, of which $2.1 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations.

Item 4.    CONTROLS AND PROCEDURES

Overview

Management identified a material weakness related to accounting for taxes, which is described in our Annual Report on Form 10-K for the year ended December 31, 2009. During 2010 through the date of this filing, management has been focused on remediating this material weakness. This overview discusses management’s evaluation of our disclosure controls and procedures as of June 30, 2010. In addition, this item provides a summary of the status of our material weakness for accounting for income taxes, followed by a discussion of management’s evaluation of our disclosure controls and procedures, and management’s efforts to remediate the material weaknesses.

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

In connection with the preparation of this report as of June 30, 2010, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, as a result of the existence of a material weakness in our internal control over financial reporting related to accounting for taxes.

Since December 31, 2009, we continue our progress in improving our disclosure controls and procedures. We have taken and are taking action to remediate our material weakness in our internal control over financial reporting related to accounting for income taxes that existed at that date. We continue to strive to improve our processes to enable us to provide complete and accurate public disclosure. Management believes that we will not be able to conclude that our disclosure controls and procedures are effective until the material weakness has been fully remediated.

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

Description of Remediation Actions

In October 2009, we engaged tax consultants with specific expertise related to the remediation of accounting for taxes to assist us in completing the remediation of its material weakness in this area. We continue to evaluate our tax processes. We are completing the few remaining delinquent foreign statutory filings identified during the prior years as result of management’s analysis, as well as refining our process to help ensure timely completion of future filings.   During 2010, we continue to monitor and assess the uncertain tax positions and non-income tax contingencies and have implemented plans to reduce these contingencies. In late 2009 and during 2010, we have implemented procedures to analyze and reconcile certain deferred income and tax payable accounts.  In November 2009, we added an additional tax professional, which will provide continued strengthening of tax processes.  In the second quarter of 2010, we updated our tax process documentation, including detail tax checklists and our tax risk control matrix.  In July 2010, we began internal testing of the processes related to accounting for taxes. We continue to evaluate the adequacy of our tax resources. We are in the process of remediating this material weakness and our goal is to conclude our remediation efforts by the end of fiscal year 2010.

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

PART II OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

Please refer to Note 10 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as our recent SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2009, for information regarding the status of certain legal proceedings that have been previously reported.

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

Item 4.                       REMOVED AND RESERVED

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

NATURE’S SUNSHINE PRODUCTS, INC.

Date: August 4, 2010	/s/ Michael D. Dean
Michael D. Dean, President and Chief Executive Officer

Date: August 4, 2010	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer