Form 10-K/A
period 2009-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2010-11-09
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of Common Stock, no par value, outstanding on March 5, 2009 is 15,510,159 shares.

EXPLANATORY NOTES

The Company is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”) in response to comments received from the staff of the Securities and Exchange Commission (the “Commission”) regarding Item 9A, “Controls and Procedures” (“Item 9A”), of the Annual Report.  Item 9A of the Annual Report should be amended and replaced with the revised Item 9A contained herein.

For purposes of this Form 10-K/A and, in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, we are including certain currently dated certifications. The remainder of the Annual Report on Form 10-K filed with the Commission on March 16, 2010 remains unchanged and this Form 10-K/A should be read in conjunction with the Form 10-K as originally filed.

No other changes have been made to the Annual Report filed March 16, 2010. This amendment does not reflect subsequent events occurring after the filing date of the original Annual Report or, unless otherwise noted herein, modify or update any disclosures made in the originally-filed Annual Report.

PART II

Item 9A. Controls and Procedures

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Overview

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

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

In connection with the preparation of its annual report as of December 31, 2009, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009, as a result of the existence of a material weakness in our internal control over financial reporting related to accounting for taxes.

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

Evaluation of Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009, as a result of the existence of a material weakness in our internal control over financial reporting related to accounting for taxes.  The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Change Management — During 2008, management continued implementation of enhanced procedures to control changes to the production environment, the retention of adequate documentation, as well as redesigning job descriptions, assigned roles, and segregation of duties within the change control process of certain of the Company’s application systems. During 2009, the Company is continuing to refine the processes and procedures put in place. In addition, the Company has implemented additional measures to ensure that adequate documentation is retained. During 2009, the Company also purchased and implemented a software package to assist in the monitoring of change management of the Company’s critical application systems, which has greatly enhanced the Company’s ability to prevent unauthorized changes, as well as identify where additional documentation is required. The Company is currently implementing this software package at its subsidiary Synergy Worldwide. Additionally, limiting developer access to production systems has been addressed. We believe that these remediation efforts have improved our change management controls and that the material weakness was effectively remediated at December 31, 2009.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 16, 2010

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Item No.	Exhibit
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date: November 9, 2010	By:	/s/ Michael D. Dean
Michael D. Dean
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Kristine F. Hughes	Chair of the Board and Director	November 9, 2010
Kristine F. Hughes

/s/	Michael D. Dean	President, Chief Executive Officer and Director	November 9, 2010
Michael D. Dean

/s/	Stephen M. Bunker	Executive Vice President,	November 9, 2010
	Stephen M. Bunker	Chief Financial Officer and Treasurer, Chief Accounting Officer

/s/	Willem Mesdag	Director	November 9, 2010
Willem Mesdag

/s/	Jeffrey D. Watkins	Director	November 9, 2010
Jeffrey D. Watkins

/s/	Albert R. Dowden	Director	November 9, 2010
Albert R. Dowden

/s/	Robert B. Mercer	Director	November 9, 2010
Robert B. Mercer