Form 10-Q
period 2010-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2010-11-09
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock, no par value, outstanding on October 29, 2010 was 15,513,909 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2010

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$45,657	$35,538
Restricted cash	249	1,495
Accounts receivable, net of allowance for doubtful accounts of $1,049 and $1,840 respectively	7,961	8,294
Investments available for sale	3,056	3,167
Inventories, net	37,682	40,623
Deferred income tax assets	5,942	6,646
Prepaid expenses and other current assets	6,070	5,629
Total current assets	106,617	101,392

Property, plant and equipment, net	27,841	28,757
Investment securities	1,864	1,752
Intangible assets	1,332	1,421
Deferred income tax assets	12,402	12,228
Other assets	19,036	19,306
	$169,092	$164,856

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,593	$4,176
Accrued volume incentives	18,710	17,495
Accrued liabilities	36,736	34,143
Deferred revenue	3,227	4,513
Income taxes payable	691	7,542
Total current liabilities	63,957	67,869
Liability related to unrecognized tax benefits	33,921	35,028
Deferred compensation payable	1,864	1,752
Other liabilities	2,733	3,112
Total long-term liabilities	38,518	39,892
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Common stock, no par value; 50,000 shares authorized, 15,514 and 15,510 shares issued and outstanding as of September 30, 2010 and December 31, 2009	67,538	67,183
Retained earnings	8,978	9,511
Accumulated other comprehensive loss	(9,899)	(19,599)
Total shareholders’ equity	66,617	57,095
	$169,092	$164,856

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,
	2010	2009

Net sales revenue (net of the rebate portion of volume incentives of $10,726 and $11,402, respectively)	$86,096	$85,529
Cost and expenses:
Cost of goods sold	16,632	17,222
Volume incentives	32,065	31,050
Selling, general and administrative	33,523	30,714
	82,220	78,986
Operating income	3,876	6,543
Other income, net	375	1,288

Income from continuing operations before provision for income taxes	4,251	7,831
Provision for income taxes	1,573	5,436
Net income from continuing operations	2,678	2,395
Loss from discontinued operations, net of tax	(8,418)	(315)
Net (loss) income	$(5,740)	$2,080

Basic and diluted net (loss) income per common share

Basic:
Net income from continuing operations	$0.17	$0.15
Loss from discontinued operations, net of tax	$(0.54)	$(0.02)
Net (loss) income	$(0.37)	$0.13

Diluted:
Net income from continuing operations	$0.17	$0.15
Loss from discontinued operations, net of tax	$(0.54)	$(0.02)
Net (loss) income	$(0.37)	$0.13

Weighted average basic common shares outstanding	15,514	15,510
Weighted average diluted common shares outstanding	15,612	15,510

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Net sales revenue (net of the rebate portion of volume incentives of $32,942 and $34,779, respectively)	$260,029	$252,465
Cost and expenses:
Cost of goods sold	51,308	50,439
Volume incentives	97,162	93,233
Selling, general and administrative	103,840	102,291
	252,310	245,963
Operating income	7,719	6,502
Other income, net	2,374	1,926

Income from continuing operations before provision for income taxes	10,093	8,428
Provision for income taxes	1,238	6,472
Net income from continuing operations	8,855	1,956
(Loss) income from discontinued operations, net of tax	(9,388)	196
Net (loss) income	$(533)	$2,152

Basic and diluted net (loss) income per common share

Basic:
Net income from continuing operations	$0.57	$0.13
(Loss) income from discontinued operations, net of tax	$(0.60)	$0.01
Net (loss) income	$(0.03)	$0.14

Diluted:
Net income from continuing operations	$0.57	$0.13
(Loss) income from discontinued operations, net of tax	$(0.60)	$0.01
Net (loss) income	$(0.03)	$0.14

Weighted average basic common shares outstanding	15,512	15,510
Weighted average diluted common shares outstanding	15,606	15,510

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(533)	$2,152
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of cumulative translation adjustments	7,364	—
Provision for doubtful accounts	182	129
Depreciation and amortization	3,243	3,425
Share-based compensation expense	325	—
Loss on sale of property and equipment	50	140
Deferred income taxes	146	(361)
Loss on restricted cash	497	—
Amortization of bond discount	17	21
Purchase of trading investment securities	(141)	(169)
Proceeds from sale of trading investment securities	109	65
Realized and unrealized gains on investments	(93)	(194)
Amortization of prepaid taxes related to gain on intercompany sales	813	911
Foreign exchange gains	(3,231)	(2,268)
Changes in assets and liabilities:
Accounts receivable	198	(1,043)
Inventories	3,224	(696)
Prepaid expenses and other current assets	(595)	(196)
Other assets	(420)	(283)
Accounts payable	425	(946)
Accrued volume incentives	1,216	2,226
Accrued liabilities	2,552	(3,239)
Deferred revenue	(1,286)	(918)
Income taxes payable	(6,704)	1,235
Liability related to unrecognized tax positions	2,750	724
Deferred compensation payable	112	252
Net cash provided by operating activities	10,220	967
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,118)	(2,452)
Proceeds from sale of investments available for sale	109	600
Purchase of investments available for sale	—	(5)
Proceeds from sale of restricted investments	—	2,050
Proceeds from sale of property, plant and equipment	—	53
Net cash (used in) provided by investing activities	(2,009)	246
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	31	—
Payment of cash dividends	—	(776)
Proceeds from short-term borrowings	—	7,900
Payments on short-term borrowings	—	(7,900)
Net cash provided by (used in) financing activities	31	(776)
Effect of exchange rates on cash and cash equivalents	1,877	973
Net increase in cash and cash equivalents	10,119	1,410
Cash and cash equivalents at the beginning of the period	35,538	34,853
Cash and cash equivalents at end of the period	$45,657	$36,263
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,797	$6,632
Cash paid for interest	$—	$69

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

The Company markets its products in Australia, Austria, Belarus, Canada, the Czech Republic, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Israel, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela, and Vietnam. The Company also exports its products to several other countries, including Argentina, Australia, Chile, New Zealand, and Norway.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of  September 30, 2010, and for the three and nine-month periods ended September 30, 2010 and 2009.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Discontinued Operations

As more fully described in Note 2, “Discontinued Operations,” the Company ceased the operations of its Brazilian subsidiary in the third quarter of 2010, and the results of its operations are classified as discontinued operations in the Company’s statements of operations and accompanying notes for all periods presented.

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

As a result of the events in the preceding paragraph, the Company recorded a gain of $3,668 in January 2010 in connection with the re-measurement of its balance sheet to reflect the highly inflationary designation and the devaluation due to the negative position of the Company’s Venezuelan subsidiary’s net monetary assets, which is recorded in other income. The increase in the exchange rate from 2.15 to 4.30 reduced the Company’s total reported sales by approximately 2.0 percent and 1.8 percent for the three and nine months ended September 30, 2010, respectively. On an ongoing basis, the Company expects future total net sales to be reduced by approximately two percent. The effect of the highly inflationary designation and the devaluation reduced reported operating income for the three and nine months ended September 30, 2010 by approximately $538 and $1,029, respectively. The success of future operations will be affected by several factors, including the Company’s ability to take actions to mitigate the effect of the devaluation, further actions of the Venezuelan government, and economic conditions in Venezuela such as inflation and consumer spending.

As of September 30, 2010, and December 31, 2009, the Company had approximately $1,199 and $2,005, respectively, in cash denominated in Venezuelan bolivar fuertes, of which $249 and $1,495, respectively, was restricted due to the local government seizing control of the bank in which this operating cash was deposited and temporarily freezing its deposits.  As a result, the Company has classified these deposits as restricted cash.  While these funds may become unrestricted in the future, at this time the Company cannot estimate when they may be released. However, even if these funds are released, the Company anticipates some loss and has recorded a write-down of $0 and $497 during the three and nine months ended September 30, 2010, respectively, to cover the estimated loss related to such release, which is included in other income and expense.

Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization in order for the Company’s subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. In prior periods the market rate, which is substantially lower than the official rate, was available to obtain U.S. dollars or other currencies without approval of the government’s currency control organization. In June 2010, the government of Venezuela enacted additional currency restrictions, which effectively replaced the market rate with the System for Foreign Currency Denominated Securities (“SITME”), which is administered by the Venezuela Central Bank. Under SITME, entities domiciled in Venezuela can obtain U.S. denominated securities in limited quantities each month through banking institutions approved by the government.

At this time, the Company is not able to reasonably estimate the future state of exchange controls in Venezuela and the availability of U.S. dollars at the official foreign exchange rate or at the SITME rate. The application and approval process has been delayed in recent periods, and the timing and the Company’s ability to obtain U.S. dollars in the future at the official exchange rate remains uncertain. Unless the official exchange rate is made more readily available, the Company’s Venezuelan subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at the less favorable SITME rate.

During the three months ended September 30, 2010 and 2009, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.0 percent and 3.9 percent of consolidated net sales revenue, respectively. During the nine months ended September 30, 2010 and 2009, its net sales revenue represented approximately 1.8 percent and 3.7 percent of consolidated net sales revenue, respectively.  Its Venezuelan subsidiary held total assets of $8,674 and $11,233 (which includes an intercompany receivable denominated in U.S. dollars of $1,946 and $1,850) and net assets of $3,929 and $524 at September 30, 2010 and December 31, 2009, respectively.

Recent Accounting Pronouncements

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify both the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company does not expect the adoption of these amendments to have a material impact on its financial condition, results of operations, or cash flows.

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

(2)                     Discontinued Operations

During the third quarter of 2010, the Company ceased its operations in Brazil as a result of increased import regulations. This market was part of the Company’s international segment.

The following table summarizes the operating results of the Company’s discontinued operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales Revenue	$211	$248	$682	$637

(Loss) income before income tax provision	$(8,418)	$(315)	$(9,388)	$196
Income tax provision	—	—	—	—
(Loss) income from discontinued operations, net of tax	$(8,418)	$(315)	$(9,388)	$196

The loss before income taxes for the three and nine months ended September 30, 2010, includes a charge of $8,236 related to exiting Brazil, of which $7,364 is a non-cash write-off of accumulated translation adjustments that were previously included in shareholder’s equity. The cash flows from our discontinued operations are included in the Company’s operating cash flows, but were insignificant.

(3)                     Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw Materials	$8,743	$9,205
Work in Progress	972	675
Finished Goods	27,967	30,743
	$37,682	$40,623

(4)                     Intangible Assets

At September 30, 2010 and December 31, 2009, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $431 and $342, and a net amount of $1,332 and $1,421, respectively. The estimated useful life of the product formulations is estimated to be 15 years.

Amortization expense for intangible assets for the three months ended September 30, 2010 and 2009 was $30 and $29, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2010 and 2009 was $89 and $88, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $118.

(5) Investment Securities

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,888	$103	$—	$1,991
U.S. government securities mutual funds	714	5	—	719
Equity securities	228	118	—	346
Total short-term investment securities	$2,830	$226	$—	$3,056

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,030	$107	$—	$2,137
U.S. government securities mutual funds	698	13	—	711
Equity securities	233	90	(4)	319
Total short-term investment securities	$2,961	$210	$(4)	$3,167

The municipal obligations held at a fair value of $1,991 at September 30, 2010 all mature in less than five years.

During the nine month periods ended September 30, 2010 and 2009, the proceeds from the sales of available-for-sale securities were $109 and $600, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the three and nine month periods ended September 30, 2010 and 2009, respectively.

The Company’s trading securities portfolio totaled $1,864 at September 30, 2010 and $1,752 at December 31, 2009, and generated gains of $102 and $96 for the three months ended September 30, 2010 and 2009, respectively, and generated gains of $76 and $142 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and December 31, 2009, the Company had unrealized losses of $0 and $4, respectively, in its municipal obligations and equity securities investments. These losses are due to the performance of the overall stock market for the equity securities.

(6)                     Net (Loss) Income Per Share

Basic net (loss) income per common share (“Basic EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period.  Diluted net (loss) income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income available to common stockholders
Net income from continuing operations	$2,678	$2,395	$8,855	$1,956
Loss from discontinued operations, net of tax	(8,418)	(315)	(9,388)	196
Net (loss) income	$(5,740)	$2,080	$(533)	$2,152

Basic weighted average shares outstanding	15,514	15,510	15,512	15,510

Basic net (loss) income per common share:
Net income from continuing operations	$0.17	$0.15	$0.57	$0.13
(Loss) income from discontinued operations, net of tax	$(0.54)	$(0.02)	$(0.60)	$0.01
Net (loss) income	$(0.37)	$0.13	$(0.03)	$0.14

Diluted Shares Outstanding
Basic weighted average shares outstanding	15,514	15,510	15,512	15,510
Stock options	98	—	94	—
Diluted weighted average shares outstanding	15,612	15,510	15,606	15,510

Diluted net (loss) income per common share:
Net income from continuing operations	$0.17	$0.15	$0.57	$0.13
Loss from discontinued operations, net of tax	$(0.54)	$(0.02)	$(0.60)	$0.01
Net (loss) income	$(0.37)	$0.13	$(0.03)	$0.14

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	50	—	50	—

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	418	205	415	205

Potentially dilutive shares excluded from diluted per share amounts include performance based options to purchase shares of common stock for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted per share amounts include both non-qualified stock options and unearned performance based options to purchase shares of common stock  with exercise prices greater than the weighted-average share price during the period.

(7)                     Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2010 and 2009, respectively, are as follows:

	Three Months Ended September 30,
	2010	2009
Net (loss) income	$(5,740)	$2,080
Foreign currency translation gain	8,126	118
Net unrealized gains on investment securities	34	50
Total comprehensive income	$2,420	$2,248

	Nine Months Ended September 30,
	2010	2009
Net (loss) income	$(533)	$2,152
Foreign currency translation gain (loss)	9,699	(2,367)
Net unrealized gains on investment securities	1	62
Total comprehensive income (loss)	$9,167	$(153)

(8)                     Share-based Compensation

Stock option activity for the nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2009	455	$8.25
Granted	450	10.10
Expired	(18)	13.71
Exercised	(4)	8.14
Options outstanding at September 30, 2010	883	9.08

Exercisable at September 30, 2010	327	$8.88

During the nine month period ended September 30, 2010, the Company issued options to purchase 450 shares of common stock under the 2009 Incentive Plan, of which 300 were subject to achieving certain earnings metrics.  These options were issued with a weighted-average exercise price of $10.10. The weighted-average grant date fair value of these options was $4.29 per share, and these options become exercisable 12 months to 36 months following the date of grant.  All of the 450 options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine-month period ended September 30, 2010:

2010
Weighted average grant date fair value of grants	$4.29
Expected life (in years)	4.0
Risk-free interest rate	1.4 to 1.5
Expected volatility	51.3 to 55.0
Dividend yield	0.0

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury obligation rate that corresponds with the option life.

Share-based compensation expense from stock options for the three-month periods ended September 30, 2010 and 2009, was approximately $107 and $0, respectively; the related tax benefit was approximately $42 and $0, respectively. Share-based compensation expense from stock options for the nine-month periods ended September 30, 2010 and 2009, was approximately $325 and $0, respectively; the related tax benefit was approximately $127 and $0, respectively. As of September 30, 2010 and 2009, the unrecognized share-based compensation cost related to outstanding options to purchase shares of common stock described above was $558 and $0, respectively.

For the nine months ended September 30, 2010, the Company issued 4 shares of common stock upon the exercise of stock options at an average exercise price of $8.14 per share. The aggregate intrinsic values on the dates of exercise of options during the nine month period ended September 30, 2010 was $14.  No options were issued or exercised during the nine months ended September 30, 2009.

At September 30, 2010, the aggregate intrinsic value of options outstanding to purchase 883 shares of common stock, the exercisable options to purchase 327 shares of common stock and options to purchase 218 shares of common stock expected to vest was $991, $526 and $350, respectively. At December 31, 2009, the aggregate intrinsic value of options outstanding to purchase 455 shares of common stock was $804.

(9)                     Segment Information

The Company has three business segments. These reportable segments are components of the Company for which separate information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s two reportable business segments based on geographic operations are the United States segment and the international segment which operate under the Nature’s Sunshine Products brand. The Company’s third reportable business segment is Synergy Worldwide, which offers products with formulations different from those of the Nature’s Sunshine Products’ offerings and operates under the Synergy brand. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products to warrant accounting for these operations as a separate business segment. Net sales revenues for each segment have been reduced by any intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief operating decision maker. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales revenue:
Nature’s Sunshine Products:
United States	$35,211	$37,596	$110,507	$113,571
International	32,626	32,978	100,709	97,754
	67,837	70,574	211,216	211,325
Synergy Worldwide	18,259	14,955	48,813	41,140
	86,096	85,529	260,029	252,465

Operating expenses:
Nature’s Sunshine Products:
United States	32,939	35,181	105,813	108,572
International	31,847	28,892	97,816	91,816
	64,786	64,073	203,629	200,388
Synergy Worldwide	17,434	14,913	48,681	45,575
	82,220	78,986	252,310	245,963

Operating income (loss):
Nature’s Sunshine Products:
United States	2,272	2,415	4,694	4,999
International	779	4,086	2,893	5,938
	3,051	6,501	7,587	10,937
Synergy Worldwide	825	42	132	(4,435)
	3,876	6,543	7,719	6,502

Other income, net	375	1,288	2,374	1,926
Income before provision for income taxes from continuing operations	$4,251	$7,831	$10,093	$8,428

From an individual country perspective, only the United States comprises approximately 10 percent or more of consolidated net sales revenue for any of the three and nine-month periods ended September 30, 2010 and 2009 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales revenue:
United States	$38,674	$38,392	$117,997	$115,147
Other	47,422	47,137	142,032	137,318
	$86,096	$85,529	$260,029	$252,465

Net sales revenue by product group has not been disclosed as management has determined that it is impracticable to accumulate such information.

Segment long-lived assets as of September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010	December 31, 2009
Long-Lived Assets:
United States	$22,130	$22,629
Venezuela	4,437	4,620
Other	2,606	2,929
Total Long-Lived Assets	$29,173	$30,178

(10)              Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended September 30, 2010 and 2009, the Company’s provision for income taxes, as a percentage of income before income taxes from continuing operations, was approximately 37.0 percent and 69.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2010 and 2009, the Company’s income tax provision rate was approximately 12.3 percent and 76.8 percent as a percentage of pre-tax income from continuing operations, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2010 were primarily attributed to net increases in tax liabilities associated with uncertain tax positions offset by deductions for certain foreign worthless stock, and also offset by the utilization of foreign tax credits.  The differences between the effective rate and the federal statutory rate for the three and nine months ended September 30, 2009 were primarily attributed to increases in tax liabilities associated with uncertain tax positions, the U.S. impact of foreign operations, and increases in foreign valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit was recognized. With the Company’s relatively low pretax income amounts, tax amounts recorded related to the uncertain tax positions, foreign operations and other permanent tax items have a significant impact on the effective tax rate.

As of September 30, 2010 , the Company had accrued $18,536 (net of $15,385 of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $19,643 (net of $15,385 of other assets related to competent authority and royalty benefits) as of December 31, 2009.  This net decrease was primarily attributed to the devaluation of the bolivar in Venezuela and to the expiration of the statue of limitations on certain liabilities in various foreign jurisdictions.

In October 2009, the Internal Revenue Service (“IRS”) issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company has commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments. Management believes that the Company has appropriately reserved for these matters at an amount which it believes will ultimately be due upon resolution of the administrative proceedings, and such amounts reflect management’s estimates based upon available evidence resulting from discussions with the IRS Office of Appeals. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

The IRS is also examining the Company’s tax returns for the taxable years 2006 through 2008.  The Company’s U.S. federal income tax returns are open from 2003 to 2009, and the Company has several foreign jurisdictions that have open years between 2003 and 2009.

Although the Company believes its estimates for liabilities related to unrecognized tax positions are reasonable, the Company can make no assurance that the final outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Such difference could have a material impact on the Company’s income tax provision.

(11)              Commitments and Contingencies

Legal Proceedings

The Company is party to various legal proceedings, including those noted below. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations, or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations, or cash flows for the period in which the ruling occurs and/or future periods. The Company maintains directors’ and officers’ liability, product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

The Company is party to various legal proceedings in several foreign jurisdictions related to VAT assessments and other civil litigation.  Although there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $1,500.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of September 30, 2010, and December 31, 2009, accrued liabilities include $11,222 and $13,174, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations, or cash flows of the Company.

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

(12)              Fair Value Measurements

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$1,065	$1,991	$—	$3,056
Investment securities	1,864	—	—	1,864
Total assets measured at fair value on a recurring basis	$2,929	$1,991	$—	$4,920

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale	$1,030	$2,137	$—	$3,167
Investment securities	1,752	—	—	1,752
Total assets measured at fair value on a recurring basis	$2,782	$2,137	$—	$4,919

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

For the three months ended September 30, 2010 and 2009, there were no fair value measurements using significant unobservable inputs (Level 3).

The following table shows a reconciliation of the beginning and ending fair value measurements using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009:

	2010	2009
Balance at January 1,	$—	$2,050
Net unrealized gains included in earnings	—	—
Sales of restricted investments	—	(2,050)
Purchases	—	—
Balance at September 30,	$—	$—

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

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, and short-term borrowings approximate fair value due to their short-term nature. During the three months ended September 30, 2010, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

We also sell our products through a separate operating business segment, Synergy Worldwide, which was acquired by us in 2000. Synergy Worldwide offers products with formulations different from those of the Nature’s Sunshine Products offerings and under the Synergy brand. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products to warrant accounting for these operations as a separate business segment.

The Company markets its products in Australia, Austria, Belarus, Canada, the Czech Republic, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Israel, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela, and Vietnam. The Company also exports its products to several other countries, including Argentina, Australia, Chile, New Zealand, and Norway.

During the third quarter of 2010, we experienced a modest increase in our consolidated net sales of 0.7 percent. Our Synergy Worldwide business segment (“Synergy Worldwide”) experienced an increase in net sales revenue of approximately 22.1 percent (or 19.1 percent in local currencies excluding the positive impact of foreign currency fluctuations). Our Nature’s Sunshine Products International business segment (“NSP International”) experienced a decrease in net sales of approximately 1.1 percent compared to the same period in 2009, however it showed an increase in local currency net sales of 2.1 percent (excluding the negative impact of foreign currency fluctuations), while our domestic business segment (“NSP United States”) net sales decreased approximately 6.3 percent. Within our foreign markets, we saw improvements due to the weakening of the U.S. dollar against many of the foreign currencies in which our subsidiaries operate and its positive impact on consumer demand in these markets, as well as strengthening demand in certain foreign markets as a result of current economic conditions, and growth from expansion into new or existing markets. The most significant positive impact on sales revenue was from our United States (Synergy), European, Russian, and Korean markets during the third quarter of 2010. Gains in these markets were offset by decreases in Venezuela due to the devaluation of its currency, as well as continued weakness in our Japanese and Indonesian markets.

Over the same period, our cost of goods sold decreased as a percentage of net sales revenue primarily as a result of prior year inventory write-offs in some of our foreign markets, offset by increased importation costs related to higher product transfer prices and changes in product sales mixes between markets.

During the quarter, we also ceased our operations in Brazil as a result of increased import regulations. As a result, we have reclassified the Brazil subsidiary’s operations to discontinued operations and recorded a charge of $8.2 million, of which $7.4 million is related to a non-cash write-off of accumulated currency translation adjustments. This market represented less than 0.3 percent of our consolidated sales for the year-to-date 2010.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. A person who joins our independent sales force begins as a “Distributor.” A Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities. Active Managers worldwide totaled approximately 30,000 and 30,600 at September 30, 2010 and June 30, 2010, respectively. Active Distributors worldwide totaled approximately 681,100 and 687,500 at September 30, 2010 and June 30, 2010, respectively.

RESULTS OF OPERATIONS AND DISCONTINUED OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended September 30, 2010 and 2009 (dollar amounts in thousands).

					Change from
	2010		2009		2010 to 2009
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$86,096	100.0%	$85,529	100.0%	$567	0.7%

Cost of goods sold	16,632	19.3	17,222	20.1	(590)	(3.4)
Volume incentives	32,065	37.2	31,050	36.3	1,015	3.3
SG&A expenses	33,523	39.0	30,714	35.9	2,809	9.1
Total operating expenses	82,220	95.5	78,986	92.3	3,234	4.1
Operating income	3,876	4.5	6,543	7.7	(2,667)	(40.8)
Other income, net	375	0.4	1,288	1.5	(913)	(70.9)
Income from continuing operations before income tax provision	4,251	4.9	7,831	9.2	(3,580)	(45.7)
Income tax provision	1,573	1.8	5,436	6.4	(3,863)	(71.1)
Net income from continuing operations	2,678	3.1	2,395	2.8	283	11.8
Loss from discontinued operations, net of tax	(8,418)	(9.8)	(315)	(0.4)	(8,103)	(2,572.4)
Net (loss) income	$(5,740)	(6.7)%	$2,080	2.4%	$(7,820)	(376.0)%

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the nine months ended September 30, 2010 and 2009 (dollar amounts in thousands).

					Change from
	2010		2009		2010 to 2009
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$260,029	100.0%	$252,465	100.0%	$7,564	3.0%

Cost of goods sold	51,308	19.7	50,439	20.0	869	1.7
Volume incentives	97,162	37.4	93,233	36.9	3,929	4.2
SG&A expenses	103,840	39.9	102,291	40.5	1,549	1.5
Total operating expenses	252,310	97.0	245,963	97.4	6,347	2.6
Operating income	7,719	3.0	6,502	2.6	1,217	18.7
Other income, net	2,374	0.9	1,926	0.7	448	23.3
Income from continuing operations before income tax provision	10,093	3.9	8,428	3.3	1,665	19.8
Income tax provision	1,238	0.5	6,472	2.5	(5,234)	(80.9)
Net income from continuing operations	8,855	3.4	1,956	0.8	6,899	352.7
(Loss) Income from discontinued operations, net of tax	(9,388)	(3.6)	196	0.1	(9,584)	(4,889.8)
Net (loss) income	$(533)	(0.2)%	$2,152	0.9%	$(2,685)	(124.8)%

Net Sales Revenue

Consolidated net sales revenue for the three and nine months ended September 30, 2010 was $86.1 million and $260.0 million compared to $85.5 million and $252.5 million for the same periods in 2009, increases of approximately 0.7 percent and 3.0 percent, respectively. The increase in net sales revenue for the three months ended September 30, 2010 compared to the same period in 2009 was due to improvements within our Synergy Worldwide segment, offset by a decline in NSP United States, while the increase in net sales revenue for the nine months ended September 30, 2010 was primarily related to improvements in our NSP International and Synergy Worldwide segments, offset by a decline in NSP United States.

NSP United States

Net sales revenue related to NSP United States for the three and nine months ended September 30, 2010 was $35.2 million and $110.5 million compared to $37.6 million and $113.6 million for the same periods in 2009, or decreases of 6.3 percent and 2.7 percent, respectively, in 2010 compared to 2009. Shifting the timing of our national convention out of the current fiscal year negatively impacted net sales, Manager retention, and Distributor recruiting efforts during the current year.  We have also seen decreases in net sales revenue compared to the same periods in the prior year due to changes to some of our promotional programs and continuing weakness in the U.S. economy which has a greater affect on some of our Manager’s that have a retail component of their business.

Active Managers within NSP United States totaled approximately 6,200 and 7,300 at September 30, 2010 and June 30, 2010, respectively. Active Distributors within NSP United States totaled approximately 241,900 and 247,400 at September 30, 2010 and June 30, 2010, respectively.

NSP International

NSP International reported net sales revenue for the three and nine months ended September 30, 2010 of $32.6 million and $100.7 million compared to $33.0 million and $97.8 million for the same periods in 2009, or a decrease of 1.1 percent and an increase of 3.0 percent, respectively. In local currencies, net sales increased 2.1 percent and 4.4 percent for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The fluctuation of foreign currency rates had a $1.1 million and $1.4 million unfavorable impact on net sales for the three and nine months ended September 30, 2010, respectively. The decrease in net sales for the three months ended September 30, 2010 was driven by lower sales in Venezuela as a result of the devaluation of its currency, partially offset by higher sales in our Russian markets.  The increase in net sales for the nine months ended September 30, 2010 was driven by higher sales in our Russian markets, as well as strong positive foreign currency fluctuations in our Canadian and Mexican markets, partially offset by the decline in Venezuela.

In our Russian markets, net sales revenues increased $1.0 million, or 8.3 percent, and $2.9 million, or 7.7 percent, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In our Russian markets, our products are priced using the U.S. dollar. The strengthening of the U.S. dollar in relation to the various local currencies in the region (primarily the Russian ruble and the Ukrainian hryvnia) during the prior year significantly increased the price of our products in the prior year and therefore reduced demand. Since that time, the relative price of our products has slightly decreased as the U.S. dollar has weakened and the economies of some of the countries in this market have begun to recover during 2010, contributing to increasing demand. In addition, improved Manager and Distributor recruiting efforts have also contributed to revenue growth in this market.

In Canada, our net sales revenues increased approximately $0.1 million, or 1.0 percent, and $1.5 million, or 14.8 percent, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales decreased 4.6 percent and increased 2.0 percent for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The fluctuation of foreign currency rates had a $0.2 million and $1.3 million favorable impact on net sales for the three and nine months ended September 30, 2010, respectively.

In Mexico, our net sales revenues increased approximately $0.1 million, or 2.2 percent, and $1.0 million, or 10.1 percent, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales were decreased 1.4 percent three months ended September 30, 2010 and increased 2.7 percent for the nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The fluctuation of foreign currency rates had a $0.1 million and $0.8 million favorable impact on net sales for the three and nine months ended September 30, 2010, respectively.

In Venezuela, our net sales revenues decreased approximately $1.7 million, or 50.0 percent, and $4.7 million, or 50.0 percent for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The decrease in our sales for the quarter and year-to-date in Venezuela was primarily the result of Venezuela’s currency, the bolivar fuerte (“bolivar”), being devalued from an official rate of 2.15 bolivars to the U.S. dollar to 4.30 bolivars in January of this year. As a result, net sales revenues in

Venezuela have been significantly reduced since that time. In local currency, net sales were flat for the three months ended and decreased 0.8 percent for the nine months ended September 30, 2010 as compared to the same periods in 2009.

Active Managers within NSP International totaled approximately 21,800 and 21,300 at September 30, 2010 and June 30, 2010, respectively. Active Distributors within NSP International totaled approximately 354,800 and 361,000 at September 30, 2010 and June 30, 2010, respectively.

Synergy Worldwide

Synergy Worldwide reported net sales revenue for the three and nine months ended September 30, 2010 of $18.3 million and $48.8 million, respectively, compared to $15.0 million and $41.1 million for the same periods in 2009, or an increase of 22.1 percent and 18.7 percent, respectively. In local currencies, net sales increased 19.1 percent and 13.3 percent for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The fluctuation of foreign currency rates had a $0.4 million and $2.2 million favorable impact on net sales for the three and nine months ended September 30, 2010, respectively. The increase in net sales for the three and nine months was primarily due to improvements in sales in our European markets, the United States, and Korea, the opening of our Vietnam market, and positive currency fluctuations due to the weakening of the U.S. dollar in relation to many of the local currencies in the markets in which we operate, offset by sales declines in our Japanese and Indonesian markets.

In the United States, our net sales revenues increased $2.0 million, or 92.5 percent, and $5.1 million, or 92.7 percent for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  Our growth within the Unites States is primarily due to growth of our U.S. Distributor base due to increased product education, business opportunity development training, and an attractive product offering that is becoming well accepted in this market.

In Europe, our net sales revenues increased $1.0 million, or 52.3 percent, and $3.8 million, or 81.2 percent for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 65.8 percent and 87.9 percent for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The fluctuation of foreign currency rates had a $0.3 million unfavorable impact on net sales for both the three and nine months ended September 30, 2010, respectively.  Our growth in Europe is due to the continued expansion of our relatively new operations primarily within Norway and Sweden.

In Korea, our net sales revenues increased approximately $0.9 million, or 40.9 percent, and $2.5 million, or 50.0 percent, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. In local currency, net sales increased 31.9 percent and 33.2 percent for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The fluctuation of foreign currency rates had a $0.2 million and $0.8 million favorable impact on net sales for the three and nine months ended September 30, 2010, respectively.  Our growth within Korea is due to strong Manager development of Distributor down-lines and a broader product line that is well accepted in that market.

We launched our operations in the Vietnam market during the second quarter of 2010 and reported net sales of $0.7 million and $1.4 million for the three and nine months ended September 30, 2010.

In Japan, the segment’s largest market, our net sales revenues decreased $0.5 million, or 9.9 percent, and $2.9 million, or 19.3 percent, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales decreased 17.0 percent and 23.7 percent for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The fluctuation of foreign currency rates had a $0.3 million and $0.7 million favorable impact on net sales for the three and nine months ended September 30, 2010, respectively.  The decrease in net sales was primarily due to import restrictions on several of our key products, strong competition, and continuing economic weakness in Japan, which has resulted in a decrease in the number of active Managers and Distributors.

In Indonesia, our net sales revenues decreased approximately $1.2 million, or 48.1 percent, and $3.2 million, or 43.0 percent, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales decreased 52.6 percent and 51.2 percent for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The fluctuation of foreign currency rates had a $0.1 million and $0.6 million favorable impact on net sales for the three and nine months ended September 30, 2010, respectively. The decrease in net sales compared to the same periods in the prior year was primarily due to significant price increases in the prior year, which resulted in advance purchases of inventory in 2009.

Active Managers within Synergy Worldwide totaled approximately 2,000 at September 30, 2010 and June 30, 2010. Active Distributors within Synergy Worldwide totaled approximately 84,300 and 79,100 at September 30, 2010 and June 30, 2010, respectively.

Further information related to NSP United States, NSP International and Synergy Worldwide is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased to 19.3 percent and 19.7 percent of net sales for the three and nine months ended September 30, 2010, compared to 20.1 percent and 20.0 percent for the same periods in 2009. This decrease is primarily due to the write-off of finished products in some of our foreign markets during the prior year, offset by increased importation fees related to higher transfer prices within some of our foreign markets during the current quarter, and changes in product mix between markets.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  Volume incentives as a percent of net sales revenue increased to 37.2 percent and 37.4 percent for the three and nine months ended September 30, 2010, compared to 36.3 percent and 36.9 percent, respectively, for the same periods in 2009.

Selling, General and Administrative

Selling, general and administrative expenses increased to 39.0 percent and decreased to 39.9 percent of net sales for the three and nine months ended September 30, 2010, compared to 35.9 percent and 40.5 percent for the same periods in 2009. For the three and nine months ended September 30, 2010, expenses increased by $2.8 million to $33.5 million, and $1.5 million to $103.8 million, respectively, compared the same periods in 2009. The increases for the three months ended September 30, 2010, included a $1.0 million increase in healthcare costs within the U.S., a $0.9 million increase in foreign value added tax (“VAT”) reserves between periods, increased costs of $0.8 million as a result of the expansion of Synergy Worldwide in Europe and Vietnam, and our NSP International Russian markets, and unfavorable currency fluctuations of $0.4 million (excluding Venezuela), offset by cost reductions in our Synergy Worldwide Japanese market of $0.3 million, and decreases in administrative costs within Venezuela of $0.3 million, which are primarily the result of the significant devaluation of the bolivar.  The increase for the nine months ended September 30, 2010, included increased costs of $2.6 million as a result of the expansion of Synergy Worldwide in Europe and Vietnam, and our NSP International Russian markets, and unfavorable currency fluctuations of $2.0 million (excluding Venezuela), offset by cost reductions in our Synergy Worldwide Japanese market of $1.4 million, decreases in NSP United States related to the prior year settlement with the SEC of $0.6 million, and decreases in administrative costs within Venezuela of $1.7 million, which are primarily the result of the significant devaluation of the bolivar, as well as additional declines throughout the U.S. and our remaining markets as we continue to reduce our professional and other operating costs.  We continue to implement cost reduction measures within all of our operating segments.

Operating Income

Operating income decreased $2.6 million during the three months ended September 30, 2010, compared to the same period in 2009, from $6.5 million to $3.9 million. For the nine months ended September 30, 2010, operating income increased $1.2 million compared to the same period in 2009, from $6.5 million, to $7.7 million.

Operating income for NSP United States decreased $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, from $2.4 million and $5.0 million for the same periods in 2009 to $2.3 million and $4.7 million, respectively, in 2010. The decrease in year-to-date operating income is primarily the result of reduced year-to-date sales described above, offset by an increase in transfer prices for product sales to our international subsidiaries, primarily to NSP International.

Operating income for NSP International decreased $3.3 million and $3.0 million for the three and nine months ended September 30, 2010, respectively, from $4.1 million and $5.9 million for the same periods in 2009 to $0.8 million and $2.9 million, respectively, in 2010. These decreases were the result of increases importation costs on imported products as a result of higher transfer prices from the U.S., changes in foreign VAT reserves and other increased costs related to growth in our Russian markets.

Operating results in Synergy Worldwide increased $0.8 million and $4.5 million for the three and nine months ended September 30, 2010, respectively, from above breakeven and an operating loss of $4.4 million for the same periods in 2009 to operating income of $0.8 million and $0.1 million in 2010, respectively.  This was primarily due to improvements in sales within its European, U.S, and Korean subsidiaries, the profitable opening of a new market in Vietnam, and adjustments to the costs of some of its products in certain markets due to changes in transfer prices from NSP United States, as well as significant cost reductions made throughout the course of 2010, and the impact of favorable currency fluctuations.

Other Income, Net

Other income, net for the three and nine months ended September 30, 2010 decreased $0.9 million, or 70.9 percent, and increased $0.4 million, or 23.3 percent, respectively, compared to the same periods in 2009. The decrease in other income during the three months ended September 30, 2010 is primarily related to the net foreign exchange losses in certain of our foreign subsidiaries based upon changes in exchange rates, while the increase in  other income for the nine months ended September 30 , 2010 is primarily due to foreign exchange gains of $3.7 million in Venezuela as a result of the devaluation of the bolivar and the change to a highly inflationary economy, and offset by net foreign exchange gains and losses in certain of our other markets based on changes in exchange rates.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended September 30, 2010 and 2009, the Company’s provision for income taxes, as a percentage of income before income taxes from continuing operations, was approximately 37.0 percent and 69.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2010 and 2009, the Company’s income tax provision rate was approximately 12.3 percent and 76.8 percent as a percentage of pre-tax income from continuing operations, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2010 were primarily attributed to net increases in tax liabilities associated with uncertain tax positions offset by deductions for certain foreign worthless stock, and also offset by the utilization of foreign tax. The differences between the effective rate and the federal statutory rate for the three and nine months ended September 30, 2009 were primarily attributed to increases in tax liabilities associated with uncertain tax positions, the U.S. impact of foreign operations, and increases in foreign valuation allowances primarily related to foreign subsidiary net losses for which no tax benefit was recognized. With the Company’s relatively low pretax income amounts, tax amounts recorded related to the uncertain tax positions, foreign operations and other permanent tax items have a significant impact on the effective tax rate.

In October 2009, the Internal Revenue Service (“IRS”) issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company has commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments. Management believes that the Company has appropriately reserved for these matters at an amount which it believes will ultimately be due upon resolution of the administrative proceedings, and such amounts reflect management’s estimates based upon available evidence resulting from discussions with the IRS Office of Appeals. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

The IRS is also examining the Company’s tax returns for the taxable years 2006 through 2008.  The Company’s U.S. federal income tax returns are open from 2003 to 2009, and the Company has several foreign jurisdictions that have open years between 2003 and 2009.

Although the Company believes its estimates for liabilities related to unrecognized tax positions are reasonable, the Company can make no assurance that the final outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Such difference could have a material impact on the Company’s income tax provision.

Discontinued Operations, Net of Tax

During the quarter, we also ceased our operations in Brazil as a result of increased import regulations As a result, we recorded a charge of $8.2 million relating to exiting the market during the current quarter, of which $7.4 million is related to a non-cash write-off of accumulated currency translation adjustments.  This market represented less than 0.3 percent of our consolidated sales. We do not expect the loss of operations from Brazil to have a significant effect on future cash flows or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including Volume Incentives, inventory and raw material purchases, capital assets, and funding of international expansion. As of September 30, 2010, our working capital was $42.7 million, compared to $33.5 million as of December 31, 2009.  At September 30, 2010, we had $45.7 million in cash and cash equivalents, of which $41.8 is held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $3.1 million is held in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Operating activities	$10,220	$967
Investing activities	(2,009)	246
Financing activities	31	(776)

For the nine months ended September 30, 2010, we generated cash from operating activities of $10.2 million compared to $1.0 million during the same period in 2009. The increase in cash generated from operating activities was primarily due to improvements in operating income for the nine months ended September 30, 2010 compared to the same period in the prior year, which excludes non-cash foreign exchange gains and losses included in other income, and the write-off of cumulative translation adjustments related to our discontinued operations in Brazil. In addition, operating cash flow improved as a result of the timing of payments for inventory, accrued liabilities, and liabilities related to unrecognized tax benefits, offset by the timing of payments for accrued volume incentives, deferred revenue, and income taxes payable.

Capital expenditures related to the purchase of equipment, computer systems and software for the nine months ended September 30, 2010 and 2009, were $2.1 million and $2.5 million, respectively.

During the nine months ended September 30, 2009, we also had cash proceeds of $2.1 million from the sale of restricted investments and $0.6 million of available-for-sale investments. During the nine months ended September 30, 2010, we had cash proceeds of $0.1 million from the sale of available-for-sale investments.

During the nine months ended September 30, 2009, we used cash to pay dividends of $0.8 million.  We suspended the payment of our quarterly cash dividends, in the second quarter of 2009, in an effort to conserve cash in the United States.

We currently do not maintain a long-term credit facility or any other external sources of long-term funding; however, we are actively exploring the possibility of establishing a long-term credit facility and believe that such funding can be established with competitive terms. Although we believe that with cash generated from our operating activities and our available cash and cash equivalents, our working capital requirements can be met for the foreseeable future, we believe it is prudent to explore the possibility of establishing a long-term credit facility in light of unforeseeable risks. However, a prolonged economic downturn, a decrease in the demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

During the nine months ended September 30, 2009, we had short-term borrowings and repayments of $7.9 million from our investment brokerage secured by our available-for-sale investments in order to generate additional liquidity from month-to-month based upon our working capital needs. We have the ability to borrow up to approximately 80 percent of the fair value of our municipal obligations within our available-for-sale investments. These borrowings began in 2009 and were typically paid in the month following the initial borrowing.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of September 30, 2010 and December 31, 2009, the Company did not consider any of its long-lived assets to be impaired.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when a loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially impact our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 11, “Commitments and Contingencies”, to the Notes of our Condensed Consolidated Financial Statements, of Item 1, Part 1 of this report.

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

Foreign Currency Risk

During the nine months ended September 30, 2010, approximately 54.6 percent of our net sales revenue and approximately 53.6 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar.  All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading, or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part 1, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended September 30, 2010 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$86,096	$(3,213)	(3.7)%	$(4,406)	(5.1)%	$(6,505)	(7.6)%

Cost and expenses
Cost of goods sold	16,632	(698)	(4.2)	(928)	(5.6)	(1,332)	(8.0)
Volume incentives	32,065	(1,078)	(3.4)	(1,535)	(4.8)	(2,340)	(7.3)
Selling, general and administrative	33,523	(2,029)	(6.1)	(2,416)	(7.2)	(3,096)	(9.2)

Operating income	$3,876	$592	15.3%	$473	12.2%	263	6.8%

Exchange rate sensitivity for the nine months ended September 30, 2010 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$260,029	$(8,316)	(3.2)%	$(11,932)	(4.6)%	$(18,295)	(7.0)%

Cost and Expenses
Cost of goods sold	51,308	(1,593)	(3.1)	(2,286)	(4.5)	(3,505)	(6.8)
Volume incentives	97,162	(3,204)	(3.3)	(4,598)	(4.7)	(7,050)	(7.3)
Selling, general and administrative	103,840	(3,339)	(3.2)	(4,791)	(4.6)	(7,346)	(7.1)

Operating income	$7,719	$(180)	(2.3)%	$(257)	(3.3)%	(394)	(5.1)%

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

Exchange rate sensitivity of as of September 30, 2010 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments included in Current Assets subject to Exchange Rate Risk
Cash and cash equivalents	$45,657	$(3,668)	(8.0)%	$(5,263)	(11.5)%	$(8,070)	(17.7)%
Restricted cash	249	(23)	(9.2)%	(32)	(12.9)%	(50)	(20.1)%
Accounts receivable, net	7,961	(327)	(4.1)%	(469)	(5.9)%	(720)	(9.0)%

Financial Instruments included in Current Liabilities subject to Exchange Rate Risk
Accounts payable	4,593	(95)	(2.1)%	(137)	(3.0)%	(210)	(4.6)%

Net Financial Instruments subject to Exchange Rate Risk	49,274	(3,923)	(8.0)%	(5,627)	(11.4)%	(8,630)	(17.5)%

The following table sets forth the local currencies other than the U.S. dollar, in which our assets that are subject to exchange rate risk were denominated as of September 30, 2010 and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of September 30, 2010
Cash and Cash Equivalents
Canada (Dollar)	$4,364	1.0
Colombia (Peso)	1,862	1,814.8
Indonesia (Rupiah)	1,351	9,090.9
Japan (Yen)	5,403	83.7
Mexico (Peso)	2,727	12.5
European Markets (Euro)	3,173	0.7
South Korea (Won)	3,131	1,142.6
Other	7,701	Varies
Total	$29,712

Accounts Receivable
Japan (Yen)	$1,312	83.7
Other	2,286	Varies
Total	$3,598

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

Nine months ended September 30,	2010	2009
Canada (Dollar)	1.0	1.2
Japan (Yen)	89.5	94.8
Mexico (Peso)	12.7	13.6
Venezuela (Bolivar)	4.3	2.1

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors.  There were no countries considered to have a highly inflationary economy during the nine months ended September 30, 2009.

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

As a result of the events outlined in the preceding paragraph, we recorded a gain of $3.7 million in January 2010 in connection with the re-measurement of its balance sheet to reflect the highly inflationary designation and the devaluation due to the negative position of the Company’s Venezuelan subsidiary’s net monetary assets, which is recorded in other income. The increase in the exchange rate from 2.15 to 4.30 reduced our total reported sales by approximately 2.0 percent and 1.8 percent for the three and nine months ended September 30, 2010, respectively. On an ongoing basis, we expect future total net sales to be reduced by approximately two percent. The effect of the highly inflationary designation and the devaluation reduced reported operating income for the three and nine months ended September 30, 2010 by approximately $0.5 million and $1.0 million, respectively. The success of future operations will be impacted by several factors, including our ability to take actions to mitigate the effect of the devaluation, further actions of the Venezuelan government, and economic conditions in Venezuela such as inflation and consumer spending.

As of September 30, 2010, we had approximately $1.2 million in cash, of which $0.2 million was restricted, denominated in Venezuelan bolivar fuertes due to the local government seizing control of the bank in which this operating cash was deposited and temporarily freezing its deposits.  As a result, the Company has classified these deposits as restricted cash.  While these funds may become unrestricted in the future, at this time we cannot estimate when they may be released. However, even if these funds are released, we anticipate some loss and have recorded a write-down of $0.5 million during the second quarter of 2010 to cover the estimated loss related to such release, which is included in other income and expense.

Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization in order for our subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company.  In prior periods, the market rate, which is substantially lower than the official rate, was available to obtain U.S. dollars or other currencies without approval of the government’s currency control organization. In June 2010, the government of Venezuela enacted additional currency restrictions, which effectively replace the market rates with the System for Foreign Currency Denominated Securities (“SITME”), which is administered by the Venezuela Central Bank. Under

SITME, entities domiciled in Venezuela can obtain U.S. denominated securities in limited quantities each month through banking institutions approved by the government.

At this time, we are not able to reasonably estimate the future state of exchange controls in Venezuela and the availability of U.S. dollars at the official foreign exchange rate or at the SITME rate. The application and approval process has been delayed in recent periods, and the timing and the Company’s ability to obtain U.S. dollars in the future at the official exchange rate remains uncertain. Unless the official exchange rate is made more readily available, our subsidiary’s operations could be adversely affected as it may need to obtain U.S. dollars at the less favorable SITME rate.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On September 30, 2010, we had investments of $3.1 million, of which $2.0 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position, or results of operations.

Item 4.           CONTROLS AND PROCEDURES

Overview

Management previously identified a material weakness in internal control over financial reporting related to accounting for taxes, which is described in our Annual Report on Form 10-K for the year ended December 31, 2009. This is the only material weakness in internal control over financial reporting currently identified. During 2010 through the date of this filing, management has been focused on remediating this material weakness. The remediation process is ongoing but it is not yet complete.  In July 2010, we began internal testing of revised processes related to accounting for taxes.  There was no change in internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of September 30, 2010. In addition, this item provides a summary of the status of our material weakness for accounting for income taxes in our internal control over financial reporting, followed by a discussion of the procedures, and management’s efforts to date to remediate the material weaknesses.

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

In connection with the preparation of this report as of September 30, 2010, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010, as a result of the existence of a material weakness in our internal control over financial reporting related to accounting for taxes.

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

Description of Material Weakness Related to Accounting for Taxes in Internal Control over Financial Reporting

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

Description of Remediation Actions

In October 2009, we engaged tax consultants with specific expertise related to the remediation of accounting for taxes to assist us in completing the remediation of its material weakness in this area. We continue to evaluate our tax processes. We are completing the few remaining delinquent foreign statutory filings identified during the prior years as result of management’s analysis, as well as refining our process to help ensure timely completion of future filings.  During 2010, we continue to monitor and assess the uncertain tax positions and non-income tax contingencies and have implemented plans to reduce these contingencies. In late 2009 and during 2010, we have implemented procedures to analyze and reconcile certain deferred income and tax payable accounts.  In November 2009, we added an additional tax professional, which has provided continued strengthening of tax processes.  In the second quarter of 2010, we updated our tax process documentation, including detail tax checklists and our tax risk control matrix.  In July 2010, we began internal testing of the processes related to accounting for taxes. We continue to evaluate the adequacy of our tax resources. We are in the process of remediating this material weakness and our goal is to conclude our remediation efforts by the end of fiscal year 2010.

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

PART II OTHER INFORMATION

Item 1.                       LEGAL PROCEEDINGS

Please refer to Note 11 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as our recent SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2009, for information regarding the status of certain legal proceedings that have been previously reported.

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

NATURE’S SUNSHINE PRODUCTS, INC.

Date: November 9, 2010	/s/ Michael D. Dean
Michael D. Dean, President and Chief Executive Officer

Date: November 9, 2010	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer