Form 10-K
period 2010-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2011-03-11
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2010 was approximately $58,916,000 based on the closing price of $8.37 as quoted by Nasdaq Capital Market on June 30, 2010.

The number of shares of Common Stock, no par value, outstanding on March 4, 2011 is 15,532,909 shares.

EXPLANATORY NOTES

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2010, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

Our Company markets its products in Australia, Austria, Belarus, Canada, the Czech Republic, Colombia, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Israel, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to several other countries, including Argentina, Australia, Chile, New Zealand and Norway.

Business Segments

We are principally engaged in one line of business: the manufacturing and marketing of nutritional and personal care products. We conduct our business through three reportable business segments. Two of the business segments operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations: a United States segment (“NSP United States”) and an international segment (“NSP International”). Our third business segment operates under the Synergy Worldwide brand, a division that was acquired by us in 2000. Synergy Worldwide offers products with formulations that are sufficiently different from those of the Nature’s Sunshine Products offerings to warrant its treatment as a separately reportable business segment. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products to warrant accounting for these operations as a separate business segment. Information by business segment regarding net sales revenue and operating income for each of our last three fiscal years and identifiable assets as of the end of our last two fiscal years is set forth in Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Products and Manufacturing

Our line of over 700 products includes herbal products, vitamins and mineral supplements, personal care products, nutritional drinks and miscellaneous other products. We purchase herbs and other raw materials in bulk and, after quality control testing, we formulate, encapsulate, tablate or concentrate them, and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our personal care and other miscellaneous products for us in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that our contract manufacturers have complied with our specifications and standards. Our product lines are described below.

Herbal Products

We manufacture a wide selection of herbal products, which are sold in the form of capsules or tablets. These capsules or tablets contain herb powder or a combination of two or more herb powders. We also produce both single herbs and herb combinations in the form of liquid herbs and extracts. Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base. Extracts are created by dissolving powdered herbs into liquid solvents that separate the key elements of the herbs from the fibrous plant material. For the years ended December 31, 2010, 2009 and 2008, herbal products accounted for approximately 47.9, 48.5 and 49.6 percent of net sales revenue for NSP United States, respectively.  We believe these percentages reasonably reflect the proportions experienced by the Company on a consolidated basis.

Vitamins and Mineral Supplements

We manufacture a wide variety of single vitamins, which are sold in the form of chewable or non-chewable tablets. We also manufacture several multiple vitamins and mineral supplements, including a line containing natural antioxidants. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form. For the years ended December 31, 2010, 2009 and 2008, vitamins and mineral supplements accounted for approximately 45.5, 44.1 and 44.4 percent of net sales revenue for NSP United States, respectively. We believe these percentages reasonably reflect the proportions experienced by the Company on a consolidated basis.

Personal Care Products

We manufacture or contract with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste, and skin cleanser. For the years ended December 31, 2010, 2009 and 2008, personal care products accounted for approximately 3.1, 3.1 and 2.8 percent of net sales revenue for NSP United States, respectively. We believe these percentages reasonably reflect the proportions experienced by the Company on a consolidated basis.

Other Products

We manufacture or contract with independent manufacturers to supply a variety of other products, including a variety of nutritional drinks, homeopathic products, and powders. For the years ended December 31, 2010, 2009 and 2008, other products accounted for approximately 3.5, 4.3 and 3.2 percent of net sales revenue for NSP United States, respectively. We believe these percentages reasonably reflect the proportions experienced by the Company on a consolidated basis.

Distribution and Marketing

Our independent Distributors market our products to consumers through direct-selling techniques, as well as sponsoring other Distributors. We seek to motivate and provide incentives to our independent Distributors by offering high quality products and providing our Distributors with product support, training seminars, sales conventions, travel programs and financial benefits.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Georgia, Ohio and Texas. Most of our international operations maintain warehouse facilities with inventory to supply their customers.

Demand for our products is created primarily from our independent Distributors. As of December 31, 2010, we had approximately 685,100 active Distributors worldwide, which included approximately 240,600 Distributors in the United States. A person who joins our independent sales force begins as a Distributor. An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor or by signing up through the Company, where they will then be assigned a sponsor. Each Distributor is required to renew his or her distributorship on a yearly basis; however, our experience indicates that, on average, approximately 45 percent of our Distributors renew annually. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent Distributor interested in earning additional income by committing more time and effort to selling our products may earn Manager status, which is contingent upon attaining certain purchase volume levels, recruiting additional Distributors and demonstrating leadership abilities. As of December 31, 2010, we had approximately 28,300 independent Managers worldwide, including approximately 5,700 independent Managers in the United States. Managers resell our products to Distributors within their sales group or directly to consumers, or use the products themselves. Historically, on average, approximately 63 percent of Distributors appointed as Managers have continued to maintain that status annually.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon the amount of sales group product purchases. Generally, a portion of these volume incentives are paid to the applicable Manager as a rebate for product purchases made by the Manager and the Distributors on their personal purchases. Volume incentives are recorded as an expense in the year earned. The remaining portion of these volume incentives is paid in the form of commissions for purchases made by Distributors in a Manager’s sales group. The amounts of volume incentives that we paid during the years ended December 31, 2010, 2009 and 2008 are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Source and Availability of Raw Materials

Raw materials used in the manufacture of our products are generally available from a number of suppliers. To date, we have not experienced any major difficulty in obtaining and maintaining adequate sources of raw materials supply. We attempt to ensure the availability of many of our raw materials by contracting, in advance, for our annual requirements. In the past, we have been able to find alternative sources of raw materials when needed. Although there can be no assurance that we will be successful in locating such sources of supply in the future, we believe that we will be able to do so.

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

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and sell brands that are, through advertising and promotions, better known to consumers. We compete in the nutritional and personal care industry against companies that sell through retail stores, as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores and discount stores. The principal competitors in the retail encapsulated and tableted herbal products market include Nature’s Way, NOW, Nutraceuticals and Rexall Sundown.  In addition to competition with manufacturers and retailers, we compete for product sales and independent distributors with many other direct marketing companies, including Amway,

Herbalife, Mannatech, Pharmanex (NuSkin), Shaklee and USANA, among others. We believe that the principal components of competition in the direct marketing of nutritional and personal care products are quality, price and brand recognition. In addition, the recruitment, training, travel and financial incentives for the independent distributors are important factors.

Research and Development

We conduct research and development activities at our manufacturing facility located in Spanish Fork, Utah. Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $2.0 million in 2010, $2.0 million in 2009 and $2.0 million in 2008. During the three years in the period ended December 31, 2010, we did not contract for any third-party research and development.

Compliance with Environmental Laws and Regulations

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions have not had any material effect upon our results of operations or competitive position.

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

International Operations

A significant portion of our net sales are concentrated within the United States, which represented 44.8 percent of net sales in 2010. Outside of the United States, Russia is our largest market, representing 8.9 percent of net sales during 2010, while Japan is our second largest non-U.S. market, representing 6.9 percent of net sales during 2010. As we continue to grow our international business, our operating results will likely become more sensitive to economic and political conditions in foreign markets, as well as to foreign currency fluctuations.  A breakdown of net sales revenue by region in 2010, 2009 and 2008 is set forth below.

(Dollar amounts in thousands)

Year Ended December 31,	2010		2009		2008
Net Sales Revenue:
United States	$156,767	44.8%	$154,217	45.1%	$151,332	40.7%
Foreign
Russia	31,245	8.9	30,097	8.8	40,419	10.9
Japan	23,996	6.9	28,125	8.2	38,972	10.5
Other	137,910	39.4	129,672	37.9	141,342	37.9
Total Foreign	193,151	55.2	187,894	54.9	220,733	59.3
	$349,918	100.0%	$342,111	100.0%	$372,065	100.0%

Our sales of nutritional and personal care products are established internationally in Australia, Austria, Belarus, Canada, the Czech Republic, Colombia, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Israel, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We also export our products to several other countries, including Argentina, Australia, Chile, New Zealand and Norway.

Our international operations are conducted in a manner that we believe is comparable with our U.S. operations; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences often exist in the products that we sell and in our distribution and marketing programs.

Our international operations are subject to many of the same risks faced by our U.S. operations, including competition and the strength of the local economy. In addition, our international operations are subject to certain risks inherent in doing business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. The significance of these risks will increase as we grow our international operations.

A significant portion of our long-lived assets is located in Venezuela.  Information regarding our long-lived assets by region for each of our last two fiscal years is set forth in Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Executive Officers

The Company’s executive officers, as of the date of this report, are as follows:

Name	Age	Position	Served in Position Since
Michael D. Dean	47	President and Chief Executive Officer	2010
Stephen M. Bunker	52	Executive Vice President, Chief Financial Officer and Treasurer	2006
Jamon Jarvis	44	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	2007
Efrain Villalobos	45	Executive Vice President—U.S. Sales, Nature’s Sunshine Products	2010
Bryant J. Yates	37	President—International, Nature’s Sunshine Products	2007
John R. DeWyze	54	Executive Vice President—Operations, Nature’s Sunshine Products	2002

Michael D. Dean.  Mr. Dean is the President and Chief Executive Officer of our Company and serves as a member of the Company’s Board of Directors. Prior to his appointment as President and Chief Executive Officer in July 2010, Mr. Dean served as the Chief Executive Officer of Mediaur Technologies, a position he held since 2003.  Previously, he was Executive Vice President of ABC Cable Networks, Senior Vice President of Corporate Strategic Planning and Development of the Walt Disney Company and a strategy consultant with Bain & Company. Mr. Dean received his M.B.A. from Harvard Business School in 1992.

Stephen M. Bunker.  Mr. Bunker has served as Executive Vice President, Chief Financial Officer and Treasurer since March 27, 2006. Mr. Bunker served as Vice President of Finance and Treasurer of Geneva Steel Holdings Corporation from July 2001 until March 2006. Prior to July 2001 Mr. Bunker served as Corporate Controller for Geneva Steel Corporation. Mr. Bunker is a Certified Public Accountant, and worked for Arthur Andersen for six years. Mr. Bunker received his B.A. in Accounting in 1983 and a Masters of Accountancy in 1984 from Brigham Young University.

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

Efrain Villalobos.  Mr. Villalobos is the Executive Vice President—U.S. Sales for Nature’s Sunshine Products. He has served in this position since October 2010 and previously served as Divisional Vice President—U.S Sales, and has served as Executive Director — Spanish Sales. Mr. Villalobos has been employed by the Company since 1991. Mr. Villalobos received his B.A. in International Relations in 1991 from Brigham Young University.

Bryant J. Yates.  Mr. Yates is the President—International of our Company. Mr. Yates, has served as Executive Director—International of the Company, Director—International—Europe/Middle East and General Manager of Nature’s Sunshine Products of Russia, an affiliate of the Company. Mr. Yates has been employed by the Company since 1999. Mr. Yates received his education in International Business from Utah Valley University.

John R. DeWyze.  Mr. DeWyze is the Executive Vice President—Operations for Nature’s Sunshine Products and has served in this position since 2002. Mr. DeWyze received his B.S. in Chemistry in 1981 from Grand Valley State University and his M.B.A. in 1994 from the University of Southern Indiana.

Employees

We employed 1,073 individuals as of December 31, 2010. We believe that our relations with our employees are satisfactory.

Available Information

Our principal executive office is located at 75 East 1700 South, Provo, Utah 84606. Our telephone number is (801) 342-4300 and our Internet website address is www.naturessunshine.com. We make available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as practicable after we electronically file these documents with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Code of Conduct Policy and the charters of our Audit Committee, Nominations Committee and Compensation Committee.

Item 1A. Risk Factors

You should carefully consider the following risks in evaluating our Company and our business. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this report, including the information set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the market price of our common stock could decline.

Changes in laws and regulations regarding network marketing may prohibit or restrict our ability to sell our products in some markets.

Network marketing systems are frequently subject to laws and regulations by various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive practices and to ensure that sales are made to consumers of the products and that compensation, recognition and advancement within the marketing organization are based upon sales of the products. Failure to comply with these laws and regulations could result in significant penalties. Violations could result from misconduct by an associate, ambiguity in statutes, changes or new laws and regulations affecting our business and court-related decisions. Furthermore, we may be restricted or prohibited from using network marketing plans in some foreign countries.

Our products and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of our major product groups are subject to regulation by numerous domestic and foreign governmental agencies and authorities. These include the FDA, the FTC, the CPSC, the USDA and state regulatory agencies as well as regulatory agencies in the foreign markets in which we operate. The markets in which we operate have varied regulations which often require us to reformulate products for specific markets, conform product labeling to market regulations and register or qualify products or obtain necessary approvals with the applicable governmental authorities in order to market our products in these markets. Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, limits on advertising, consumer redress, divestitures of assets, rescission of contracts or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us could materially affect our ability to successfully market our products.

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations. We can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation. Any or all such requirements could have a material negative impact on our financial position, results of operations or cash flows.

If we are unable to attract and retain independent Distributors, our business could suffer.

We rely on our independent Distributors to market and sell our products through direct marketing techniques, as well as sponsoring other Distributors. Many Distributors sell our products on a part-time basis to friends or associates or use the products for themselves. Our Distributors may terminate their service at any time, and, like most direct marketing companies, we experience high turnover among Distributors from year to year. While each Distributor is required to renew his or her distributorship on a yearly basis, our experience indicates that, on average, approximately 45 percent of our Distributors renew annually. As a result, we need to continue to retain existing Distributors and recruit additional Distributors in order to maintain and/or increase sales in the future.

Several factors affect our ability to attract and retain independent Distributors, including:

•                  any adverse publicity regarding us, our products, our distribution channels or our competitors;

•                  on-going motivation of our independent Distributors;

•                  the public’s perceptions about the value and efficacy of our products;

•                  the public’s perceptions and acceptance of network marketing;

•                  general and economic business conditions;

•                  changes to our compensation arrangements with our independent Distributors; and

•                  competition in recruiting and retaining independent Distributors and/or market saturation.

We cannot provide any assurance that our independent Distributors will continue to maintain their current levels of productivity or that we will be able to continue to attract and retain Distributors in sufficient numbers to sustain future growth or to maintain present sales levels.

Changes in the economies of the markets in which we do business may affect consumer demand for our products.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. For instance, in the last fiscal quarter of 2008 and throughout 2009, we experienced changes in our consumer spending habits in the United States, Russian, Asian and Latin American markets due to the general economic slowdown at that time, which resulted in lower net sales of our products during that period. Economic slowdowns in the markets in which we do business and an uncertain economic outlook may adversely affect consumer spending habits and customer traffic, which may result in lower net sales of our products in future periods.  A prolonged global economic downturn could have a material negative impact on our financial position, results of operation or cash flows.

Currency exchange rate fluctuations affect our net revenue and net income.

In 2010, we recognized approximately 55.2 percent of our revenue in markets outside the United States, the majority of which was recognized in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. Because a significant portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings have in the past and are likely to continue to be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. These fluctuations had a generally positive effect on our revenue in 2010 compared to 2009, when we experienced a decline in our global net sales as a result of the U.S. dollar strengthening against most major currencies.  As our operations grow in countries where foreign currency transactions are made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact of these changes on our future results of operations or financial condition.

Some of the markets in which we operate may become highly inflationary.

Inflation is another risk associated with our international operations. For example, as of January 1, 2010, Venezuela has been designated as a highly inflationary economy under generally accepted accounting principles in the United States (“U.S. GAAP”). Accordingly, the U.S. dollar became the functional currency for our subsidiaries in Venezuela. All gains and losses resulting from the re-measurement of its financial statements and other transactional foreign exchange gains and losses are reflected in its earnings, which could result in volatility within the Company’s earnings, rather than as a component of comprehensive income within shareholders’ equity.

Some of the markets in which we operate have currency controls in place which may restrict the repatriation of cash.

The possibility that foreign governments may impose currency remittance restrictions is another risk faced by our international operations. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to repatriate cash at exchange rates beneficial to the Company, which could have a material adverse effect on our financial position, results of operations or cash flows.

For example, as of December 31, 2010, we had approximately $1.0 million in cash denominated in Venezuelan bolivar fuertes (“bolivar”). Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends back to the Company. Although to date we have been able to receive approval from the government of Venezuela to obtain U.S. dollars at the official exchange rate, no assurances can be given that we will continue to receive such approval, or that other markets in which we operate will enact similar restrictions.

Availability and integrity of raw materials could become compromised.

We depend on outside suppliers for raw materials. We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We have many agreements for the supply of materials used in the manufacture of our products in order to hedge against shortages or potential spikes in material costs. We also contract with third-party manufacturers and suppliers for the production of some of our products. In the event we were to lose any significant suppliers and experience any difficulties in finding or transitioning to alternative suppliers, it could result in product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide us with the raw materials in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to the delays caused by any interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events.

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

Because a substantial portion of our business is conducted outside of the United States, our business is subject to global political issues and conflicts. If these conflicts or issues escalate, it could harm our foreign operations. In addition, changes in and actions by governments in foreign markets could harm our business.

Our business is subject to the effects of adverse publicity and negative public perception.

Our ability to attract and retain Distributors, as well as their ability to maintain or grow sales in the future, can be affected by either adverse publicity or negative public perception with regard to our industry, our competition, our direct marketing model, the quality or efficacy of nutritional product supplements and ingredients and our business generally. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that it would not have an adverse or material negative impact on our financial position, results of operations or cash flows.

Taxation and transfer pricing affect our operations.

As a U.S. company doing business in many international markets, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between our parent Company and our subsidiaries. These pricing laws are designed to ensure that appropriate levels of income and expense are reported by our U.S. and foreign entities and that they are taxed appropriately. Regulators in the United States and in foreign markets closely monitor our corporate structures, intercompany transactions and how we effectuate intercompany fund transfers. If regulators challenge our corporate structures, transfer pricing methodologies or intercompany transfers, our operations may be harmed, and our effective tax rate may increase. We are eligible to receive foreign tax credits in the United States for certain foreign taxes actually paid abroad. In the event any audits or assessments are concluded adversely to us, we may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. The various customs, exchange control and transfer pricing laws are continually changing and are subject to the interpretation of governmental agencies.

In early 2006, the Internal Revenue Service began an audit of the Company’s income tax returns. This audit is ongoing and covers income tax returns for the years 2003 through 2008. See Item 3, “Legal Proceedings — Audit of U.S. Federal Tax Return 2003-2008”. We cannot predict what impact, if any, and the materiality of such impact the conclusion of these matters may have on our financial statements.

We collect and remit sales tax in states in which we have determined that nexus exists.  Other states may, from time to time, claim we have state-related activities constituting a sufficient nexus to require such collection.

Despite our best efforts to be aware of and comply with such laws and changes to the interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to these changes, and such changes could have a material negative impact on our financial position, results of operation or cash flows.

Our business is subject to intellectual property risks.

Most of our products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products make patent protection impractical. As a result, we enter into confidentiality agreements with certain of our employees in our research and development activities, our independent associates, suppliers, directors, officers and consultants to help protect our intellectual property, investment in research and development activities and trade secrets. We have also obtained trademarks for the Nature’s Sunshine Products name and logo as well as the Synergy Worldwide name. There can be no assurance that our efforts to protect our intellectual property and trademarks will be successful. Nor can there be any assurance that third parties will not assert claims against us for infringement of intellectual property rights, which could result in our business being required to obtain licenses for such rights, payment of royalties or the termination of our manufacturing of infringing products, all of which could have a material negative impact on our financial position, results of operations or cash flows.

Product liability claims could harm our business.

As a manufacturer and distributor of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in alleged injury to consumers due to tampering by unauthorized third parties or product contamination and/or other causes. We have historically had a very limited number of product claims or reports from individuals who have asserted that they have suffered adverse consequences as a result of using our products. We have established a wholly-owned captive insurance company to provide us with product liability insurance coverage and have accrued a reserve that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based upon our history. There can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations or cash flows.

Inventory obsolescence due to finite shelf lives could adversely affect our business.

In order to provide a high level of product availability to our independent Distributors and Managers, we maintain a considerable inventory of raw materials in the United States and of finished goods in most countries in which we sell our products. Our inventories of both raw materials and finished goods have finite shelf lives. If we overestimate the demand for our products, we could experience significant write-downs of our inventory due to obsolescence. Such write-downs could have a material negative impact on our financial position, results of operations or cash flows.

System failures could harm our business.

Like many companies, our business is highly dependent upon our information technology infrastructure to manage effectively and efficiently our operations, including order entry, customer billing, accurately tracking purchases and volume incentives and managing accounting, finance and manufacturing operations. The occurrences of natural disasters or other unanticipated problems could result in interruptions in our day-to-day business that could adversely affect our business. We have a disaster recovery plan in place to mitigate the risk. Nevertheless, there can be no assurance that a long-term failure or impairment of any of our information systems would not adversely affect our ability to conduct our day-to-day business.

The Company could incur obligations relating to the activities of our Distributors.

We sell our products worldwide to a sales force of independent Distributors who use the products themselves or resell them to other independent Distributors or consumers. In the event that local laws and regulations or the interpretation of locals laws and regulations change and require us to treat our independent Distributors as employees, or if our Distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment related taxes and penalties. Our Distributors also operate in jurisdictions where local legislation and governmental agencies require us to collect and remit taxes such as sales tax or value-added taxes. In addition, there is the possibility that some jurisdictions could seek to hold the Company responsible for false product claims or the negligent actions of an independent Distributor. To date, the Company has had no such occurrences.  In addition, we believe we have strong legal defenses if such a claim were to arise. If the Company were found to be responsible for any of these issues related to our Distributors, it could have a material negative impact on our financial position, results of operations or cash flows.

Changes in key management could materially adversely affect the Company.

We believe our success depends in part on our ability to retain our executive officers, and to continue to attract additional qualified individuals to our management team. We have entered into employment agreements with each of our named executive officers, which we believe achieves two important goals crucial to our long-term financial success: the long-term retention of our senior executives and their commitment to attain our strategic objectives. However, we cannot guarantee the continued service of our key officers. The loss or limitation of any of our executive officers or the inability to attract additional qualified management personnel could have a material negative impact on our financial position, results of operations or cash flows. We do not carry key man insurance on the lives of any of our executive officers.

Our business is involved in an industry with intense competition.

Our business operates in an industry with numerous manufacturers, distributors and retailers of nutritional products. The market for our products is intensely competitive. Many of our competitors are significantly larger, have greater financial resources and have better name recognition than we do. We also rely on our independent Distributors to market and sell our products through direct marketing techniques, as well as sponsoring other Distributors. Our ability to compete with other direct marketing companies depends greatly on our ability to attract and retain our Distributors. In addition, we currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. As a result, we may have difficulty differentiating our products from our competitors’ product and other competing products that enter the nutritional market. There can be no assurance that our future operations would not be harmed as a result of changing market conditions and future competition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are located in two adjacent office buildings in Provo, Utah, which consist of approximately 63,000 square feet. These facilities are leased from an unaffiliated third party through lease agreements which expire in the next 12 to 18 months and are renewable upon expiration at our option.

Our principal warehousing and manufacturing facilities are housed in a building consisting of approximately 270,000 square feet and located on approximately ten acres in Spanish Fork, Utah. These facilities are owned by us and support all of our business segments.

We own approximately 60,000 square feet of office and warehouse space in Mexico and approximately 13,000 square feet of office and warehouse space in Venezuela. These facilities support NSP International.

We also own approximately 53 acres of undeveloped land in Springville, Utah, and approximately 8 acres of undeveloped land in Provo, Utah.

We lease properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and distribution warehouses in Utah, Australia, Canada, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Hong Kong, Indonesia, Israel, Japan, Malaysia, Mexico, Nicaragua, Panama, Peru, the Philippines, Poland, Singapore, South Korea, Taiwan, Thailand, the United Kingdom, and Venezuela. We believe these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs. During our fiscal years 2010, 2009 and 2008, we spent approximately $6.2 million, $5.9 million and $6.1 million, respectively, for all of our leased facilities.

Item 3. Legal Proceedings

The Company is party to various legal proceedings, including those noted below. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations or cash flows for the period in which the ruling occurs and/or future periods. The Company maintains directors’ and officers’ liability, product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Audit of U.S. Federal Tax Returns, 2003 — 2008

The IRS is currently conducting a civil examination with respect to the 2006 through 2008 taxable years.  The examination is in process.

In October 2009, the Internal Revenue Service (“IRS”) issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company has challenged the IRS proposals, and the matter is currently before the Office of Appeals of the Internal Revenue Service.  Management believes that the Company has appropriately reserved for these matters at an amount which it believes will ultimately be due upon resolution of the administrative proceedings. These estimates are based upon a more-likely-than-not recognition threshold. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations or cash flows.

NutriPlus LLC Arbitration

On July 12, 2010, the Company submitted a demand for arbitration to the American Arbitration Association (the “AAA”) naming NutriPlus LLC (“NutriPlus”) as respondent.  The Company seeks a declaration of its rights and obligations, including with respect to royalty payments, and the calculation thereof, arising out of an Asset Purchase Agreement and subsequent Settlement Agreement entered into by the Company and NutriPlus in 1999 and 2000, respectively (together the “Purchase Agreement”).

On July 20, 2010, NutriPlus submitted its own demand for arbitration to the AAA naming the Company as respondent.

NutriPlus alleges that the Company underpaid NutriPlus for royalties arising out of the Purchase Agreement.  In arbitration, NutriPlus seeks damages related to the alleged underpayment and a declaratory judgment with respect to the method the Company must use in determining the amount of royalties to pay NutriPlus in the future.

The arbitration demands have been consolidated into a single proceeding, the hearing for which is currently scheduled for July 2011.  The Company cannot predict the outcome at this time.  The Company has been accruing a liability for unpaid royalties to NutriPlus in an amount equal to the royalties that would have been paid under the calculation method previously applied by the Company, which method the Company now contends was in error.  This accrual may be in excess of the actual liability or insufficient, depending on the outcome of the arbitration, which the Company cannot predict at this time.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to value-added tax  assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any, and therefore no provision for losses has been provided.  The Company believes that future payments related to these matters could range from $0 to approximately $1.5 million.

One of the Company’s foreign subsidiaries is a defendant in litigation regarding primarily employee-related matters. The Company has recorded accruals of approximately $0.2 million related to this litigation at December 31, 2010 and 2009, respectively, which is included in accrued liabilities.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock was traded on the NASDAQ Stock Market (symbol “NATR”) until April 5, 2006, the date that the NASDAQ Listing Qualifications Panel determined to delist our common stock from The NASDAQ Stock Market. Following the delisting of our stock from NASDAQ Stock Market, our stock was traded on the Pink Sheets (symbol NATR.PK) until the revocation of the Exchange Act registration of our common stock on January 21, 2009. On February 12, 2009, the Company filed with the SEC a registration statement on Form 10 to re-register its common stock under the Exchange Act. The Company’s registration statement became effective as a result of the passage of time on April 13, 2009. Our stock began trading on the OTC Market (symbol NATR.OTC) on June 25, 2009. On October 12, 2009, trading of the Company’s common stock recommenced on the NASDAQ Stock Market under the symbol “NATR.”

The following table summarizes the high and low market prices of our common stock from the time it resumed trading on the NASDAQ Stock Market on October 12, 2009 through the year ended December 31, 2010:

	Market Prices
2010	High		Low
First Quarter		$9.18	$7.55
Second Quarter	S	14.74	$8.05
Third Quarter		$10.20	$8.05
Fourth Quarter		$9.40	$8.30

	Market Prices
2009	High	Low
Fourth Quarter	$9.60	$5.40

The following table summarizes the best ask and bid market prices of our common stock while it traded on the Pink Sheets and OTC Markets:

	Market Prices
2009	Best Ask(1)	Best Bid(2)
First Quarter (3)	$5.50	$4.75
Second Quarter (4)	5.50	3.25
Third Quarter	5.90	4.75
Fourth Quarter (5)	5.98	4.90

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

The Pink Sheets and OTC Market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

The closing price of our common shares on March 4, 2011, was $8.36.  The approximate number of holders of record of our common shares as of March 4, 2011 was 1,022. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None.

Dividends

There were 1,024 shareholders of record as of December 31, 2010. During the fiscal years 2009 and 2008, the Company paid cash dividends of $0.05 and $0.20 per common share, respectively. The Company suspended payment of its quarterly cash dividends, effective the second quarter of 2009, in an effort to conserve cash in the United States.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding the Company’s equity compensation plans as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	725,333	$8.71	800,350
Equity compensation plans not approved by security holders (2)	133,800	11.85	—
Total	859,133	$9.20	800,350

(1)          Consists of two plans:  The Nature’s Sunshine Products, Inc. 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the Nature’s Sunshine Products, Inc. 1995 Stock Option Plan (the “1995 Option Plan”). The 2009 Incentive Plan was approved by shareholders on November 6, 2009. The terms of these plans are summarized in Note 10, “Capital Transactions”, to the Notes of our Consolidated Financial Statements in Item 8, Part 2 of this report.

(2)          During the year ended December 31, 2007, the Company issued nonqualified options to purchase shares of common stock outside of any shareholder approved stock incentive plan. The terms of these nonqualified options to purchase shares of common stock are summarized in Note 10, “Capital Transactions”, to the Notes of our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2005 along with the composite prices of companies listed on the NASDAQ Stock Market and our peer group. Standard & Poor’s Investment Services has provided us with this information. The comparisons in the graph are required by regulations of the SEC, and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies in our peer group are Herbalife International, Inc., Mannatech Incorporated, Nu Skin Enterprises, Inc. and USANA Health Sciences, Inc.

	12/31/2005	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Nature’s Sunshine Products, Inc.	$100.00	$65.03	$54.42	$35.89	$50.25	$55.84
NASDAQ Index	100.00	117.74	124.67	73.77	107.12	125.93
Peer Group	100.00	119.35	107.90	66.79	127.00	184.91

Item 6. Selected Financial Data

The selected financial data presented below is summarized from our results of consolidated operations for each of the five years in the period ended December 31, 2010, as well as selected consolidated balance sheet data as of December 31, 2009, 2008, 2007 and 2006.

(Dollar and Share Amounts in Thousands, Except for Per Share Information and Other Information)

Consolidated Income Statement Data

	Year Ended December 31,
	2010	2009	2008	2007	2006

Net sales revenue	$349,918	$342,111	$372,065	$360,263	$356,588
Costs and expenses
Cost of goods sold	69,040	68,512	71,611	70,711	68,053
Volume incentives	130,367	126,105	139,689	138,002	141,095
Selling, general and administrative	139,248	135,061	153,942	146,337	136,034
	338,655	329,678	365,242	355,050	345,182
Operating income	11,263	12,433	6,823	5,213	11,406
Other income, net	2,727	2,331	2,692	1,276	961
Income before income taxes	13,990	14,764	9,515	6,489	12,367
Provision (benefit) for income taxes	5,521	8,210	8,306	12,625	(11,370)
Net income (loss) from continuing operations	8,469	6,554	1,209	(6,136)	997
Loss from discontinued operations	(9,702)	(439)	(3,047)	(2,074)	(4,562)
Net income (loss)	$(1,233)	$6,115	$(1,838)	$(8,210)	$(3,565)

Consolidated Balance Sheet Data

	December 31,
	2010	2009	2008	2007	2006

Working capital	$41,370	$33,523	$30,200	$32,017	$23,968
Current ratio	1.63	1.49	1.39	1.42	1.31
Inventories	36,235	40,623	39,558	35,249	38,639
Property, plant and equipment, net	27,391	28,757	30,224	28,282	30,581
Total assets	159,415	156,139	164,276	165,338	148,347
Long-term liabilities	25,865	31,175	32,679	27,968	2,190
Total shareholders’ equity	68,382	57,095	53,677	60,392	68,186

Common Share Summary

	December 31,
	2010	2009	2008	2007	2006

Cash dividend per share	$—	$0.05	$0.20	$0.20	$0.20
Basic and diluted earnings per share
Basic weighted average number of shares	15,515	15,510	15,510	15,495	15,344
Diluted weighted average number of shares	15,605	15,512	15,510	15,495	15,344
Basic
Net income (loss) from continuing operations	$0.55	$0.42	$0.08	$(0.40)	$0.07
Loss from discontinued operations	$(0.63)	$(0.03)	$(0.20)	$(0.13)	$(0.30)
Net income (loss)	$(0.08)	$0.39	$(0.12)	$(0.53)	$(0.23)
Diluted
Net income (loss) from continuing operations	$0.54	$0.42	$0.08	$(0.40)	$0.07
Loss from discontinued operations	$(0.62)	$(0.03)	$(0.20)	$(0.13)	$(0.30)
Net income (loss)	$(0.08)	$0.39	$(0.12)	$(0.53)	$(0.23)

Other Information

	December 31,
	2010	2009	2008	2007	2006

Number of independent Managers	28,327	28,726	26,002	24,115	24,292
Number of independent Distributors	685,065	697,150	729,627	698,685	668,565
Square footage of property in use	750,390	750,610	731,277	706,519	852,235
Number of employees	1,073	1,191	1,183	1,170	1,181

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

OVERVIEW

Our Business, Industry and Target Market

Nature’s Sunshine Products, Inc. and its subsidiaries are primarily engaged in the manufacturing and marketing of herbal products, vitamin and mineral supplements, personal care and miscellaneous related products. Nature’s Sunshine Products, Inc. is a Utah corporation with its principal place of business in Provo, Utah. We sell our products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies. We also sell our products through a separate division and operating business segment, Synergy Worldwide, which was acquired by us in 2000. Synergy Worldwide offers products with formulations sufficiently different from those of the Nature’s Sunshine Products offerings to warrant its treatment as a separately reportable business segment. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products to warrant accounting for these operations as a separate business segment.

We market our products in Australia, Austria, Belarus, Canada, the Czech Republic, Colombia, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Israel, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to several other countries, including Argentina, Australia, Chile, New Zealand and Norway.

In 2010, we experienced an increase in net sales revenue of approximately 2.3 percent. This increase was primarily related to increased sales in our Synergy Worldwide segment of 22.7 percent and, to a lesser extent, our NSP International segment of 1.1 percent, and was offset by a 4.2 percent decrease in sales in our NSP United States segment. Within our foreign markets, we saw improvements due to the weakening of the U.S. dollar against many of the foreign currencies in which our subsidiaries operate and the resulting positive impact on consumer demand in these markets, as well as a general strengthening of the economies in many of these markets. The most positive impact on net sales revenue during 2010 was from our U.S. (Synergy Worldwide), European, Russian and Korean markets. Gains in these markets were offset in part by decreases in Venezuela due to the devaluation of its currency, as well as continued weakness in our Japanese, Indonesian and U.S. (NSP United States) markets.

During 2010, we also ceased our operations in Brazil as a result of increased import regulations and declining sales. As a result, we have reclassified the Brazil subsidiary’s operations to discontinued operations and recorded a charge of $8.2 million, of which $7.4 million is related to a non-cash write-off of accumulated currency translation adjustments. This market represented less than 0.2 percent of our consolidated net sales for 2010.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. Typically a person who joins our independent sales force begins as a Distributor. A Distributor interested in earning additional income by committing more time and effort to selling our products may earn Manager status, which is contingent upon attaining certain purchase levels, recruiting additional Distributors and demonstrating leadership abilities. On a worldwide basis, active Managers totaled approximately 28,300 and 28,700 and active Distributors totaled approximately 685,100 and 697,200 at December 31, 2010 and 2009, respectively. We anticipate that the number of active Distributors will increase as we grow our existing operations and enter new international markets, and as current Distributors grow their businesses.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

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

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed, generally when the merchandise has been delivered. The amount of the volume incentive is determined based upon the amount of qualifying purchases in a given month. It is necessary for us to make estimates about the timing of when merchandise has been delivered. These estimates are based upon our historical experience related to time in transit, and timing of when shipments occurred and shipping volumes. Amounts received for undelivered merchandise are recorded as deferred revenue. From time to time, our U.S. operations extend short-term credit associated with product promotions. In addition for certain of our international operations, we offer credit terms consistent with industry standards within the country of operation. Payments to Distributors and Managers for sales incentives or rebates are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales. Membership fees are deferred and amortized as revenue over the life of the membership, primarily one year. Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

A reserve for product returns is recorded based upon historical experience.  We allow Distributors or Managers to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more restrictive.  Sales returns for the years 2010, 2009 and 2008, were approximately $0.6 million, $0.1 million and $0.1 million, respectively.

Accounts Receivable Allowances

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

Investments

Our available-for-sale investment portfolio is recorded at fair value and consists of various fixed income securities such as U.S. government and state and municipal bonds, mutual funds, depository certificates and equity securities. These investments are valued using (a) quoted prices for identical assets in active markets or (b) from significant inputs that are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Our trading portfolio is recorded at fair value and consists of various marketable securities that are valued using quoted prices in active markets.

For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether it intends to sell or whether it would be more likely than not required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

For all other debt securities that experience a decline in fair value that is determined to be other-than-temporary and not related to credit loss, we record a loss, net of any tax, in accumulated other comprehensive income (loss). The credit loss is recorded within earnings as an impairment loss when sold. Management judgment is involved in evaluating whether a decline in an investment’s fair value is other-than-temporary.

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

Inventories

Inventories are stated at the lower-of-cost-or-market, using the first-in, first-out method. The components of inventory cost include raw materials, labor and overhead. To estimate any necessary lower-of-cost-or-market adjustments, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning and market conditions.

Self-insurance Liabilities

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury to consumers due to tampering by unauthorized third parties or product contamination. We have historically had a very limited number of product claims or reports from individuals who have asserted that they have suffered adverse consequences as a result of using our products. These matters have historically been settled to our satisfaction and have not resulted in material payments. We have established a wholly owned captive insurance company to provide us with product liability insurance coverage and have accrued a reserve that we believe is sufficient to cover probable and reasonable estimable liabilities related to product liability claims based upon our history. However, there can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations or cash flows.

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

Impairment of Long-lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. We did not consider any of our long-lived assets to be impaired during the years ended December 31, 2010, 2009 or 2008.

Incentive Trip Accrual

We accrue for expenses for incentive trips associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued convention and meeting costs of approximately $4.0 million and $2.9 million at December 31, 2010 and 2009, respectively, which are included in accrued liabilities in the consolidated balance sheets. The difference in the accrued liabilities at the year-ends is due to the change in the timing of NSP United States national convention.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment. Our accounting for Venezuela’s classification as a highly inflationary economy is discussed in further detail in Note 1, “Nature of Operations and Significant Accounting Policies”, to the Notes of our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the Company’s consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by the Company when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2010 and 2009, we had recorded valuation allowances of $12.3 million and $18.7 million, respectively, as offsets to our net deferred tax assets.

As of December 31, 2010, we had foreign income tax net operating loss carryforwards of $4.9 million, which will expire at various dates from 2011 through 2021. The Company had approximately $8.9 million of foreign tax credits, which begin to expire at various dates starting in 2012.

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

Share-based Compensation

We recognize all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their granted-date fair values. We record compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. We estimated forfeiture rate is based upon historical experience.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Net sales revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of goods sold	19.7	20.0	19.3
Volume incentives	37.3	36.9	37.5
Selling, general and administrative	39.8	39.5	41.4
	96.8	96.4	98.2

Operating income	3.2	3.6	1.8

Other income (expense):
Interest and other income, net	0.1	0.4	0.5
Interest expense	—	—	—
Foreign exchange gains, net	0.7	0.3	0.3
	0.8	0.7	0.8

Income before provision for income taxes	4.0	4.3	2.6
Provision for income taxes	1.6	2.4	2.3

Net income from continuing operations	2.4	1.9	0.3
Loss from discontinued operations, net of tax	(2.8)	(0.1)	(0.8)

Net income (loss)	(0.4)%	1.8%	(0.5)%

Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2010 was $349.9 million compared to $342.1 million in 2009, an increase of approximately 2.3 percent. The increase in net sales revenue for the year ended December 31, 2010 compared to the same period in 2009, is primarily due to improvements in our Synergy Worldwide segment, and was offset by a decline in our NSP United States segment.

NSP United States

Net sales revenue related to NSP United States for the year ended December 31, 2010 was $145.4 million compared to $151.8 million for the same period in 2009, or a decrease of 4.2 percent in 2010 compared to 2009. Shifting the timing of our national convention from 2010 to 2011 negatively affected net sales, Manager retention and Distributor recruiting efforts during the current year. Net sales revenue also decreased compared to the same period in the prior year due to changes to some of our promotional programs and continued weakness in the U.S. economy which had a greater effect on our Managers that have a retail component of their business.

The NSP United States segment includes both English and Spanish language sales divisions, of which the English language division is approximately 80 percent of segment net sales revenue. English language division net sales revenue decreased $3.1 million for the year ended December 31, 2010, or 2.6 percent, compared to the same period in 2009. Our Spanish language division net sales revenue decreased $3.3 million, or 10.2 percent, for the year ended December 31, 2010, compared to the same period in 2009. While both the English and Spanish language divisions were significantly impacted by shifting the timing of the national convention from 2010 to 2011 and the continuing effect of weakness in the U.S. economy, the change to some of our promotional programs had a more significant impact on our Spanish language division.

Active Managers within NSP United States totaled approximately 5,700 and 6,900 at December 31, 2010 and 2009, respectively. The decrease in the number of active managers is primarily the result of a discontinued program that allowed Distributors to attain Manager status with significantly reduced performance criteria. Active Distributors within NSP United States totaled approximately 229,900 and 248,100 at December 31, 2010 and 2009, respectively.

NSP International

NSP International reported net sales revenue for the year ended December 31, 2010 of $135.9 million, compared to $134.4 million for the same period in 2009, an increase of approximately 1.1 percent.  In local currencies, net sales increased 2.9 percent, compared to the same period in 2009. Fluctuation in foreign exchange rates had a $2.4 million unfavorable impact on net sales for the year ended December 31, 2010. The increase in sales is due to higher sales in our Russian markets, and strong positive currency fluctuations in our Canadian and Mexican markets, and was offset by lower sales in Venezuela as a result of the devaluation of its currency.

We had the following significant changes within the markets in which NSP International operates:

In our Russian markets (Russia, Ukraine and several other Eastern European nations), net sales revenues increased approximately $3.9 million, or 7.5 percent, for the year ended December 31, 2010, compared to the same period in 2009. The strengthening of the U.S. dollar in relation to the various local currencies in the region (primarily the Russian ruble and the Ukrainian hryvnia) during the prior year significantly increased the price of our products in the prior year and therefore reduced demand. Since that time, the relative price of our products has decreased slightly as the U.S. dollar has weakened and the economies of some of the countries in this market have begun to recover, contributing to increased demand. In addition, improved Manager and Distributor recruiting efforts have contributed to growth in this market.

In Canada, our net sales revenues increased approximately $1.0 million, or 6.9 percent, for the year ended December 31, 2010, compared to the same period in 2009. In local currency, net sales decreased 3.4 percent compared to the same period in 2009. Fluctuations in foreign exchange rates had a $1.5 million favorable impact on net sales for the year ended December 31, 2010.  The decrease in local currency net sales is due primarily to significant sales and value-added tax increases in several Canadian provinces that apply to our products in these regions, which negatively affected demand for our products.

In Mexico, our net sales revenues increased approximately $0.3 million, or 2.2 percent, for the year ended December 31, 2010, compared to the same periods in 2010. In local currency, net sales decreased 4.3 percent, compared to the same period in 2009. Fluctuations in foreign exchange rates had a $0.9 million favorable impact on net sales for the year ended December 31, 2010. The decrease in local currency net sales is due to a tax law interpretation by the Mexican taxing authority requiring the collection of value-added tax on all of our products sold in Mexico.

In Venezuela, our net sales revenues decreased approximately $6.3 million, or 50.8 percent, for the year ended December 31, 2010, compared to the same period in 2009.  The decrease of our net sales in Venezuela was primarily a result of the devaluation of the Venezuelan bolivar from the official rate of 2.15 bolivars per U.S. dollar to 4.30 in January 2010. As a direct result, net sales revenue in Venezuela decreased significantly. In local currency, net sales decreased 0.8 percent for the year ended December 31, 2010, compared to the same period in 2009.

Active Managers within NSP International were essentially unchanged, totaling approximately 20,300 and 20,300 at December 31, 2010 and 2009, respectively. Active Distributors within NSP International totaled approximately 376,800 and 353,300 at December 31, 2010 and 2009, respectively.

Synergy Worldwide

Synergy Worldwide reported net sales revenue for the year ended December 31, 2010 of $68.6 million, compared to $55.9 million in 2009, an increase of approximately 22.7 percent. In local currencies, net sales increased 21.5 percent for the year ended December 31, 2010, compared to the same period in 2009. Fluctuations in foreign exchange rates had a $2.6 million favorable impact on net sales for the year ended December 31, 2010. The increase in net sales was primarily due to growth in our United States, Korean and European markets, the opening of our Vietnam market and the positive impact of a weakening U.S. dollar in relation to many of the local currencies in the markets in which we operate, and was offset by sales declines in our Japanese and Indonesian markets.

In the United States, our net sales revenues increased approximately $7.7 million, or 102.7 percent, for the year ended December 31, 2010, compared to the same period in 2009.  Our growth within the Unites States is due to effective Company and Manager sales and marketing efforts of a well accepted product offering, which has resulted in the growth of our U.S. Distributor base.

In Europe, our net sales revenues increased approximately $5.3 million, or 76.8 percent, for the year ended December 31, 2010, compared to the same period in 2009. In local currency, our net sales increased 85.5 percent for the year ended December 31, 2010, compared to the same period in 2009.  Fluctuations in foreign exchange rates had a $0.6 million unfavorable impact on net sales for the year ended December 31, 2010. Our growth in Europe is due to the continued expansion of our relatively new operations primarily within Norway and Sweden.

In Korea, our net sales revenues increased approximately $4.2 million, or 59.2 percent, for the year ended December 31, 2010, compared to the same period in 2009. In local currency, our net sales increased 45.1 percent for the year ended December 31, 2010, compared to the same period in 2009.  Fluctuations in foreign exchange rates had a $1.0 million favorable impact on net sales for the year ended December 31, 2010. Our growth in Korea is due to strong and productive Company and Manager development of sales groups and a broader product line that is well accepted in the market.

We launched our operations in the Vietnam market during the second quarter of 2010 and reported net sales of $2.1 million for the year ended December 31, 2010.

In Japan, the segment’s largest market, our net sales revenues decreased approximately $4.3 million, or 21.1 percent, for the year ended December 31, 2010, compared to the same period in 2009.  In local currency, net sales decreased 26.0 percent for the year ended December 31, 2010, compared to the same period in 2009. Fluctuations in foreign exchange rates had a $1.0 favorable impact on net sales for the year ended December 31, 2010. The decrease in net sales was primarily due to import restrictions on several of our key products, strong competition and continuing economic weakness in Japan, which has resulted in a decrease in the number of active Managers and Distributors.

In Indonesia, our net sales revenues decreased approximately $3.7 million, or 41.1 percent, for the year ended December 31, 2010, compared to the same period in 2009. In local currency, net sales decreased 47.8 percent for the year ended December 31, 2010, compared to the same period in 2009. Fluctuations in foreign exchange rates had a $0.6 favorable impact on net sales for the year ended December 31, 2010. The decrease in net sales compared to the same period in the prior year was primarily due to significant price increases in the prior year, which resulted in advance purchases of inventory in 2009.

Active Managers within Synergy Worldwide totaled approximately 2,300 and 1,500 at December 31, 2010 and 2009, respectively. Active Distributors within Synergy Worldwide totaled approximately 78,400 and 95,800 at December 31, 2010 and 2009, respectively.

Further information related to the NSP United States, NSP International and Synergy Worldwide business segments is set forth in Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased to 19.7 percent in 2010, compared to 20.0 percent in 2009.   This decrease is primarily a result of fewer promotions offered in our domestic and foreign markets compared to the prior year, as well as changes in our product mix.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  Volume incentives as a percent of net sales revenue increased to 37.3 percent in 2010, compared to 36.9 percent in 2009.  The increase is partially due to additional Distributors qualifying for payouts at higher rates due to increased sales volumes in our Russian markets and several of our Latin American markets, and was offset by reductions in the volume incentive programs for some products sold within the United States.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to 39.8 percent of net sales revenue in 2010, compared to 39.5 percent in 2009, or by approximately $4.2 million to $139.2 million in 2010.

Significant increases to selling, general and administrative expenses during the year ended December 31, 2010 compared to the same period in 2009 included:

•                  increased costs of $3.8 million to support the expansion of Synergy Worldwide in Europe and Vietnam and NSP International in the Russian markets;

•                  approximately $2.4 million of unfavorable currency fluctuations (excluding Venezuela), which may be recurring dependent upon changes in future exchange rates relative to the U.S. dollar;

•                  a $2.0 million increase in foreign value-added tax reserves between periods;

•                  approximately $1.9  million of non-recurring severance costs related to changes in management and overall personnel reductions worldwide; and

•                  an increase of $1.6 million related to our U.S. healthcare costs related to several significant claims during 2010.

Significant decreases to selling, general and administrative expenses during the year ended December 31, 2010, compared to the same period in 2009 included:

•                  decreased administrative costs of $2.8 million in Venezuela primarily as a result of the devaluation of the bolivar;

•                  decreased costs of $2.1 million in our NSP United State market due to the lack of a national convention during 2010;

•                  cost reductions in our Synergy Worldwide Japanese market of $1.7 million; and

•                  a $0.6 million decrease in the NSP United States market due to the prior year settlement with the SEC.

We continue to implement cost reduction measures within all of our operating segments. Our prior year selling, general and administrative expense was reduced by a $5.2 favorable settlement of several VAT liabilities. Excluding such settlements, selling, general and administrative expense would have been 41.0 percent of net sales revenue compared to 39.5 percent.

Operating Income

Operating income decreased approximately $1.2 million during the year ended December 31, 2010, compared to the same period in 2009, from $12.4 million to $11.3 million.

Operating income for NSP United States decreased approximately $0.7 million for the year ended December 31, 2010, from $6.6 million for the same period in 2009 to $5.9 million in 2010. The decrease in operating income is primarily the result of reduced sales described above and one-time charges for severance costs, and was offset by an increase in transfer prices for product sales to our international subsidiaries, primarily NSP International.

Operating income for NSP International decreased approximately $0.5 million for the year ended December 31, 2010, compared to the same period in 2009, from $4.3 million to $3.7 million in 2010, primarily as a result of increased importation costs on imported products as a result of higher transfer prices from the U.S.

Operating income for Synergy Worldwide increased approximately $0.1 million for the year ended December 31, 2010, compared to the same period in 2009, from $1.6 million to $1.7 million in 2010. Excluding prior year reversals of $5.2 million related to the settlement of several value-added tax liabilities, operating income improved by approximately $5.4 million. The improvement was related to growth in sales within the United States, European and Korean markets and the profitable opening of a new market in Vietnam. This improvement was also the result of adjustments to the costs of some Synergy Worldwide products in certain markets due to a change in transfer prices from NSP United States, as well as other significant cost reductions made throughout the course of 2010.

Other Income, net

Other income, net for the year ended December 31, 2010, increased $0.4 million, compared to the same period in 2009.  The increase in the foreign exchange portion of other income of $1.5 million is primarily due to foreign exchange gains in Venezuela as a result of the devaluation of the bolivar and the change to highly inflationary accounting, and was offset by net foreign exchange gains and losses in certain of our other markets based upon changes in exchange rates, while the decrease of $1.1 million in the remaining portion of other income is primarily related to the write-down of restricted cash within Venezuela.

Income Taxes

Our effective income tax rate was 39.5 percent for 2010, compared to 55.6 percent for 2009. The effective rate for 2010 differed from the federal statutory rate of 35.0 percent primarily due to the following:

(i)                                     One-time bad debt and worthless stock deductions related to the Company’s exit from Brazil decreased the effective tax rate by approximately 33.0 percent in 2010.

(ii)                                  The amortization of a prepaid tax resulting from a taxable gain on the sale of intercompany assets eliminated for reporting purposes, but recognized for the calculation of the consolidated income tax provision, increased the effective tax rate by approximately 10.6 percent in 2010. The prepaid tax was amortized over the respective life of the asset, and will no longer have an impact going forward.

(iii)                               Adjustments relating to the U.S. tax impact of foreign operations increased the effective tax rate by 13.5 percentage points in 2010.  Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits and adjustments relating to outside basis calculations under applicable U.S. GAAP. Changes to the effective rate due to dividends received from foreign subsidiaries, adjustments for foreign tax credits and outside basis are expected to be recurring.

(iv)                              Foreign tax rate differentials that incrementally affect the federal statutory rate decreased the effective tax rate by approximately 5.2 percent. This is primarily due to the Company not recording a benefit for losses in most jurisdictions where tax losses exist, particularly with respect to the Company’s markets in Asia. Some of these losses may be recurring or may result in benefits in future periods if these markets return to profitability.

(v)                                 Changes in the deferred tax asset valuations allowance increased the effective tax rate by approximately 20.9 percent in 2010.  The change in the deferred tax asset valuation allowance was primarily the result of reserves being established for certain foreign affiliate deferred tax assets that were not likely to be realized due to recurring losses within the respective tax jurisdictions.

(vi)                              Foreign exchange gains and losses primarily due to the Company’s accounting for Venezuela becoming a highly inflationary economy and the impact of the devaluation of the bolivar reduced the effective tax rate by 10.1 percent in 2010. These net gains and losses were recorded for financial reporting purposes, but were excluded from the calculation of taxable income.

As a net result of these and other differences, the effective tax rate for 2010 was greater than the statutory rate of 35.0 percent for the year ended December 31, 2010.

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2009 was $342.1 million, compared to $372.1 million in 2008, a decrease of approximately 8.1 percent. The decrease in net sales revenue for the year ended December 31, 2009, compared to the same period in 2008 is primarily due to the strengthening of the U.S. dollar against most foreign currencies in which our subsidiaries operate and its impact on consumer demand in these markets, as well as weakening demand in certain foreign markets as a result of current economic conditions. The most significant impact was in our Russian, Ukrainian and Mexican markets during the first half of 2009. The Japanese market was also adversely affected by weak economic conditions during the first half of 2009.

NSP United States

Net sales revenue related to NSP United States for the year ended December 31, 2009 was $151.8 million, compared to $150.1 million for the same period in 2008, or an increase of 1.1 percent in 2009 compared to 2008. During the first half of 2009, sales were down 2.7 percent, compared to the same period in 2008, as a result of decreases in consumer demand and as a result of difficult economic conditions in the United States at that time.  However, during the last six months of 2009, net sales increased revenue compared to the same time in the prior year due to the launch of several new products during the Company’s August 2009 convention, as well as the launch of a new Manager development program which encouraged Managers to recruit new Distributors.

Active Managers within NSP United States totaled approximately 6,900 and 6,200 at December 31, 2009 and 2008, respectively. Active Distributors within NSP United States totaled approximately 248,100 and 225,000 at December 31, 2009 and 2008, respectively.

NSP International

NSP International reported net sales revenue for the year ended December 31, 2009 of $134.4, million compared to $164.9 million for the same period in 2008, a decrease of approximately 18.5 percent.  The decrease in sales was primarily due to weakness in the economies of many of the markets in which we operate due to global economic conditions during 2009 (primarily Russia, Ukraine, Mexico and Japan) as well as negative foreign currency fluctuations of approximately $5.5 million, or 3.3 percent of the decrease in sales, as a result of the strengthening of the U.S. dollar against the currencies in substantially all markets in which NSP International operates, and the effect of the strengthening U.S. dollar on customer purchasing power for our products in these markets.

We had the following significant changes within the markets in which NSP International operates:

In the Russian markets (Russia, Ukraine and several other Eastern European nations), our net sales revenues decreased approximately $23.2 million, or 30.9 percent, for the year ended December 31, 2009, compared to the same period in 2008. In the Russian markets, our products are priced using the U.S. dollar. The strengthening of the U.S. dollar in relation to the various local currencies in the region (primarily the Russian ruble and the Ukrainian hryvnia) increased the price of our products significantly during 2009 compared to the same period in 2008.  During 2008, the average exchange rate was approximately 24.9 rubles per U.S. dollar, compared to 31.8 in 2009, a decline of 27.7 percent, and the average exchange rate was approximately 5.4 hryvnia per U.S. dollar compared to 8.1 in 2009, a decline of 55.6 percent. As a result of these conditions, there was a corresponding decrease in Distributors in the region.

In Canada, our net sales revenues increased approximately $0.5 million, or 3.6 percent, for the year ended December 31, 2009, compared to the same period in 2008.  Our net sales in Canada were reduced approximately $1.1 million or 7.9 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the Canadian dollar from 2008 to 2009. Excluding the effect of foreign currency fluctuations, net sales in Canada increased approximately $1.6 million or 11.4 percent for the year ended December 31, 2009, compared to the same period in 2008.  The increase in net sales was primarily due to the launch of several new products during the second half of the year, as well as an increase in the number of active Distributors.

In Mexico, our net sales revenues decreased approximately $4.0 million, or 22.3 percent, for the year ended December 31, 2009, compared to the same period in 2008.  Our net sales in Mexico were reduced by approximately $3.1 million or 17.3 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the Mexican peso from 2008 to 2009. Excluding the effect of foreign currency fluctuations, net sales in Mexico decreased approximately $0.9 million or 5.0 percent for the year ended December 31, 2009, compared to the same period in 2008.  The decrease in net sales was primarily due to weak economic conditions within Mexico during 2009, as well as a decrease in the number of active Distributors.

Active Managers within NSP International totaled approximately 20,300 and 19,000 at December 31, 2009 and 2008, respectively. Active Distributors within NSP International totaled approximately 353,300 and 428,600 at December 31, 2009 and 2008, respectively.  The decrease in Distributors was primarily related to the changes in the Russian markets (primarily Russia and Ukraine) and Mexico as noted above.

Synergy Worldwide

Synergy Worldwide reported net sales revenue for the year ended December 31, 2009 of $55.9 million, compared to $57.1 million in 2008, a decrease of approximately 2.1 percent. The decrease in net sales was primarily due to current economic conditions in Japan and the effect of foreign currency fluctuations in the markets in which Synergy Worldwide operates, which was offset by growth in several of our markets as noted below.

In Japan, our net sales revenues decreased approximately $8.9 million, or 30.4 percent, for the year ended December 31, 2009, compared to the same period in 2008.  Our net sales in Japan increased approximately $1.9 million or 6.5 percent by foreign currency fluctuations due to the U.S. dollar weakening in relation to the Japanese yen from 2008 to 2009. Excluding the effect of foreign currency fluctuations, net sales in Japan decreased approximately $10.8 million or 36.9 percent for the year ended December 31, 2009, compared to the same period in 2008.  The decrease in net sales was primarily due to continuing economic weakness in Japan, which resulted in a decrease in the number of active Distributors.

In Indonesia, our net sales revenues increased approximately $2.1 million, or 30.4 percent, for the year ended December 31, 2009, compared to the same period in 2008.  Our net sales in Indonesia were reduced approximately $0.7 million or 10.1 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the Indonesian rupiah from 2008 to 2009. Excluding the effect of foreign currency fluctuations, net sales in Indonesia increased approximately $2.8 million or 40.6 percent for the year ended December 31, 2009, compared to the same period in 2008.  The increase in net sales was primarily due to the implementation of a new Distributor recruiting program and anticipation of upcoming price increases.

In Europe, our net sales revenues increased approximately $3.0 million, or 76.9 percent, for the year ended December 31, 2009, compared to the same period in 2008.  Our net sales in Europe were reduced by approximately $0.4 million or 10.3 percent by foreign currency fluctuations due to the U.S. dollar strengthening in relation to the euro from 2008 to 2009. Excluding the effect of foreign currency fluctuations, net sales in Europe increased approximately $3.4 million or 87.2 percent for the year ended December 31, 2009, compared to the same period in 2008 as a result of continued growth of our operations in Synergy Worldwide’s original European markets, as well as expansion into several additional countries during 2009.

In the United States, our net sales revenues increased approximately $1.6 million, or 27.1 percent, for the year ended

December 31, 2009, compared to the same period in 2008.  Our growth within the Unites States was primarily due to growth of our U.S. Distributor base, as well as expansion of our personal import market program.

Active Managers within Synergy Worldwide totaled approximately 1,500 and 800 at December 31, 2009 and 2008, respectively. Active Distributors within Synergy Worldwide totaled approximately 95,800 and 76,000 at December 31, 2009 and 2008, respectively.

Further information related to the NSP United States, NSP International and Synergy Worldwide is set forth in Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue increased to 20.0 percent in 2009 compared to 19.3 percent in 2008.   This increase was primarily a result of additional promotions offered in our foreign markets during the earlier part of the year, as well as increases in raw material costs for some of our products, reduced production volumes and product mix.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our international operations.  Volume incentives as a percent of net sales revenue decreased to 36.9 percent in 2009, compared to 37.5 percent in 2008.  The decrease was partially due to fewer Distributors qualifying for payouts at higher rates due to lower sales volumes in Russia, Ukraine, Mexico and Japan, as well as reductions in the volume incentive programs for some products sold within the United States.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 39.5 percent of net sales revenue in 2009, compared to 41.4 percent in 2008, or by approximately $18.9 million in 2009 compared to 2008, from $153.9 million to $135.1 million. The decrease in selling, general and administrative expenses was the result of decreased spending of approximately $6.8 million in our Russian, Ukrainian and other Eastern European markets due to the significant declines in our net sales revenues in these markets, decreases in non-income tax related contingencies of $3.8 million related to favorable settlements for NSP United States, $3.4 million of favorable settlements related to value-added tax contingencies within some of the markets in which Synergy operates, as well as decreased professional fees within the United States of $2.9 million related to our efforts to become current in our financial reporting.  In addition, foreign currency fluctuations reduced selling, general and administrative expenses by approximately $2.8 million, of which $1.7 million was related to exchange rate changes in Mexico.  These decreases were offset by increases of approximately $2.6 million of value-added tax related contingencies within some of the foreign markets in which NSP International operates, as well as an increase of $0.6 million related to the settlement of the SEC investigation of the Company. Excluding the items noted above, selling, general and administrative expenses in our NSP International and Synergy Worldwide segments increased as a percentage of sales in 2009 as a result of reduced sales in some the key markets in which we operate as noted in the net sales revenue discussion above.

Operating Income

Operating income increased approximately $5.6 million during the year ended December 31, 2009, compared to the same period in 2008, from $6.8 million to $12.4 million.

The operating income for NSP United States increased approximately $12.5 million for the year ended December 31, 2009, from an operating loss of $5.9 million for the same period in 2008, to operating income of $6.6 million in 2009. This increase was the result of declines in volume incentives as a percentage of net sales revenues, the reduction of selling, general and administrative expenses primarily due to decreases in the reduction in non-income tax related accruals and professional fees, as noted above.

Operating income for NSP International decreased approximately $13.9 million for the year ended December 31, 2009, from $18.1 million for the same period in 2008 to $4.3 million during 2009. This decrease was the result of declining net sales in many of the markets in which NSP International operates due to general economic conditions within these markets, as well as the impact of foreign currency fluctuations, as noted above in the discussion of net sales revenue. The conditions had a more significant impact earlier in 2009.

The operating loss in Synergy Worldwide decreased $7.0 million to operating income of $1.6 million in 2009, compared to an operating loss of $5.4 million for the same period in 2008.  This improvement was due to a favorable settlement of value-added tax related contingencies in some of its foreign markets as noted above. Excluding this factor, Synergy Worldwide’s operating loss decreased to $1.8 million, an improvement of $3.6 million primarily due to the increases in net sales revenue for its European, Indonesian and United States markets, as well as continued cost cutting efforts in each of its markets.  The net impact of foreign currency fluctuations on operating income included in the operating results of NSP International and Synergy Worldwide was $0.4 million.

Other Income, net

Other income, net for the year ended December 31, 2009, decreased $0.4 million compared to the same period in 2008 primarily due to foreign exchange gains in certain markets based upon changes in exchange rates on intercompany related balances and U.S. dollar denominated cash accounts.

Income Taxes

Our effective income tax rate was 55.6 percent for 2009, compared to 87.3 percent for 2008. The effective rate for 2009 differed from the federal statutory rate of 35.0 percent primarily due to the following:

(i)                                     The amortization of a prepaid tax resulting from a taxable gain on the sale of intercompany assets eliminated for reporting purposes, but recognized for the calculation of the consolidated income tax provision, increased the effective tax rate by approximately 9.8 percent in 2009. The prepaid tax is being amortized over the respective life of the asset.

(ii)                                  Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 13.7 percentage points in 2009.  Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits and adjustments relating to outside basis calculations under applicable U.S. GAAP. Changes to the effective rate due to dividends received from foreign subsidiaries, adjustments for foreign tax credits and outside basis are expected to be recurring.

(iii)                               Foreign tax rate differentials that incrementally affect the federal statutory rate increased the effective tax rate by approximately 14.0 percent. This is primarily due to the Company not recording a benefit for losses in most jurisdictions where tax losses exist, particularly with respect to the Company’s markets in Asia. Some of these losses may be recurring or may result in benefits in future periods if these markets return to profitability.

(iv)                              Nondeductible foreign expenses that incrementally affect the federal statutory rate increased the effective tax rate by approximately 6.4 percent. In 2009, the increase related primarily to income tax adjustments in foreign markets that were non-deductible for tax purposes. Some of these items may be recurring.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of December 31, 2010, working capital was $41.4 million, compared to $33.5 million as of December 31, 2009.  At December 31, 2010, we had $47.6 million in cash and cash equivalents, of which $39.5 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $6.5 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Operating activities	$16,150	$927	$772
Investing activities	(5,909)	(297)	(6,759)
Financing activities	132	(776)	(3,102)

For the year ended December 31, 2010, we generated cash from operating activities of $16.2 million compared to $0.9 million in 2009. Operating cash flow improved due to the timing of payments for inventory, accounts payable and accrued liabilities, and was offset by the timing of payments for deferred revenue and income taxes payable. In addition, our net loss included approximately $9.7 million of expense (net of tax), of which $7.4 million was a non-cash write-off of cumulative translation adjustments related to our discontinued operations in Brazil.

For the year ended December 31, 2009, we generated cash from operating activities of $0.9 million, compared to $0.8 million in 2008. The increase in cash generated from operating activities was primarily related to improvements in income from a net loss of $1.8 million in the prior year to net income of $6.1 million, as well as the decrease in our accrued liabilities related to a reduction of certain non-income tax related contingencies, payments of professional fees, as well as the timing of receipts from accounts receivable and other fluctuations in other operating assets and liabilities.

Capital expenditures related to the purchase of equipment, computer systems, and software for the years ended December 31, 2010, 2009 and 2008 were $2.6 million, $3.2 million and $7.5 million, respectively. Approximately $4.0 million of cash was used during 2008 to purchase a warehouse in Venezuela.

During the year ended December 31, 2010, we used cash to purchase available-for-sale investments of $3.4 million and had cash proceeds of $0.1 million, $0.8 million and $0.6 million for 2010, 2009 and 2008, respectively, from the sale of such investments. We also had cash proceeds of $2.1 million from the sale of restricted investments during the year ended December 31, 2009.

During 2009 and 2008, we used cash to pay dividends of $0.8 million and $3.1 million, respectively.  We suspended the payment of our quarterly cash dividends in the second quarter of 2009 in an effort to conserve cash in the United States.

We do not currently maintain a long-term credit facility or any other external sources of long-term funding; however, we are exploring the possibility of establishing a long-term credit facility. We believe that our working capital requirements can be met for the foreseeable future with the cash generated from our operating activities and our available cash and cash equivalents. However, among other things, a prolonged economic downturn, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity. Therefore, we believe it is prudent to explore the possibility of establishing a long-term credit facility and that such funding can be established with competitive terms.

During 2009, we had short-term borrowings and repayments of $7.9 million from our investment brokerage account secured by our available-for-sale investments in order to generate additional liquidity from month-to-month based upon our working capital needs. We have the ability to borrow up to approximately 80 percent of the fair value of our municipal obligations within our available-for-sale investments. These borrowings began in 2009 and were typically repaid in the month following the initial borrowing.

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2010 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$8,323	$4,535	$2,959	$828	$1
Purchase obligations(1)	14,409	14,409	—	—	—
Self-insurance reserves(2)	3,621	1,011	—	—	2,610
Other long-term liabilities reflected on the balance sheet(3)	1,778	—	—	—	1,778
Unrecognized tax benefits(4)	—	—	—	—	—
Total	$28,131	$19,955	$2,959	$828	$4,389

(1)

Purchase obligations include non-cancelable purchase agreements for both botanical and non-botanical raw materials related to our forecasted 2011 production estimates, as well as related packaging materials.

(2)

The Company retains a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the Company’s consolidated balance sheet.

(3)

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

(4)

At December 31, 2010, there were $21.4 million of liabilities, offset by $5.7 million of other assets related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2010, 2009 and 2008, the aggregate amounts of these payments were $3.0 million, $4.0 million and $7.7 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, cash flows, capital expenditures or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. Although applicable to the Company, the Company does not expect the adoption of these amendments to have a material impact on its financial condition, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which became effective for the Company on January 1, 2011. The adoption of the applicable sections of this guidance effective on January 1, 2010, did not have a material impact on the Company’s financial condition, results of operations, or cash flows. The Company does not expect sections of this guidance effective on January 1, 2011 to have a material impact on its financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We conduct business in several countries and intend to continue to grow our international operations. Net sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in United States laws and regulations relating to international trade and investment.

Foreign Currency Risk

During the year ended December 31, 2010, approximately 55.2 percent of our net sales revenue and approximately 53.9 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part II, Item 7 of this report.

The following table sets forth a composite sensitivity analysis of our net sales revenue, costs and expenses and operating income in connection with strengthening of the U.S. dollar (our reporting currency) by 10%, 15% and 25% against every other fluctuating functional currency in which we conduct business.  We note that our individual net sales revenue, cost and expense components and our operating income were equally sensitive to increases in the strength of the U.S. dollar against every other fluctuating currency in which we conduct business.

Exchange Rate Sensitivity of Operating Income for the year ended December 31, 2010 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$349,918	$(11,204)	(3.2)%	$(16,075)	(4.6)%	$(24,648)	(7.0)%

Cost and expenses
Cost of goods sold	69,040	(2,144)	(3.1)%	(3,076)	(4.5)%	(4,716)	(6.8)%
Volume incentives	130,367	(4,310)	(3.3)%	(6,184)	(4.7)%	(9,482)	(7.3)%
Selling, general and administrative	139,248	(4,376)	(3.1)%	(6,278)	(4.5)%	$(9,626)	(6.9)%

Operating income	$11,263	$(374)	(3.3)%	$(537)	(4.8)%	$(824)	(7.3)%

As noted above, certain of our operations, including Russia and the Ukraine, are served by a U.S. subsidiary through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within our financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of our products and the purchasing power of our independent Managers and Distributors within these markets.

The following table sets forth a composite sensitivity analysis of our assets and liabilities by those balance sheet line items that are subject to exchange rate risk, together with the total gain or loss from the strengthening of the U.S. dollar in relation to our various fluctuating functional currencies.  The sensitivity of our assets and liabilities, taken by balance sheet line items, is somewhat less than the sensitivity of our operating income to increases in the strength of the U.S. dollar in relation to other fluctuating currencies in which we conduct business.

Exchange Rate Sensitivity of Balance Sheet as of December 31, 2010 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$47,064	$(3,463)	(7.4)%	$(4,969)	(10.6)%	$(7,618)	(16.2)%
Available-for-sale investments	6,470	(286)	(4.4)%	(411)	(6.4)%	(630)	(9.7)%
Accounts receivable, net	5,947	(279)	(4.7)%	(400)	(6.7)%	(614)	(10.3)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	4,855	(89)	(1.8)%	(128)	(2.6)%	(197)	(4.1)%

Net Financial Instruments Subject to Exchange Rate Risk		(3,939)		(5,652)		(8,665)

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2010, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency (dollar amounts in thousands)

		At Spot Exchange Rate per
	Translated into	One U.S. Dollar as of
	U.S. Dollars	December 31, 2010
Cash and Cash Equivalents
Japan (Yen)	$6,823	81.6
Canada (Dollar)	3,494	1.0
European Markets (Euro)	2,978	0.8
Mexico (Peso)	2,111	12.4
Colombia (Peso)	1,902	2,004.1
Indonesia (Rupiah)	1,185	9,107.5
Vietnam (Dong)	1,069	19,596.0
Other	8,181	Varies
Total	$27,743

Investments-Available-For Sale
South Korea (Won)	$3,146	1,133.8

Accounts Receivable
Japan (Yen)	$1,214	81.6
Other	1,856	Varies
Total	$3,070

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

Year ended December 31,	2010	2009	2008
Canada (Dollar)	1.0	1.1	1.1
Japan (Yen)	87.7	93.5	102.8
Korea (Won)	1,159.1	1,273.3	1,080.2
Mexico (Peso)	12.6	13.5	11.1
Venezuela (Bolivar)	4.3	2.1	2.1

The local currency of the foreign subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies or where the Company’s operations are served by a U.S. based subsidiary (for example Russia and Ukraine). The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During 2010, Venezuela was considered to be highly inflationary, as noted above. With the exception of Venezuela, there were no other countries considered to have a highly inflationary economy during 2010, 2009 or 2008.

As of January 1, 2010, Venezuela was designated as a highly inflationary economy. Accordingly, the U.S. dollar became the functional currency for the Company’s subsidiary in Venezuela. All gains and losses resulting from the re-measurement of its financial statements are determined using official rates. On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar against the U.S. dollar.

Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control agency organization in order for the Company’s subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. Prior to January 1, 2010, the market rate, which is substantially lower than the official rate, was available to obtain U.S. dollars or other currencies without approval of the government’s currency control organization. In 2010, the government of Venezuela enacted additional currency restrictions, which effectively replaced the market rate with the System for Foreign Currency Denominated Securities (“SITME”), which is administered by the Venezuela Central Bank. Under SITME, entities domiciled in Venezuela can obtain U.S. dollar denominated securities in limited quantities each month through banking institutions approved by the government.

At this time, the Company is not able to estimate reasonably the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SITME rate. However, the Company has been successful to some degree in repatriating funds from Venezuela for imported products using the SITME rate. In December 2010, the Company began to apply for funds at the SITME rate and consequently began re-measuring its results in Venezuela at that rate, which was 5.30 bolivars per U.S. dollar as of December 31, 2010.

As a result of the events described in the preceding paragraphs, the Company recorded a gain of approximately $3.7 million in connection with the re-measurement of its balance sheet to reflect the highly inflationary designation and the devaluation due to the negative position of the Company’s Venezuelan subsidiary’s net monetary assets, which is recorded in foreign exchange gains or losses, a part of other income.  Since the initial gain referred to above, the Company’s Venezuelan subsidiary has recorded additional net gains of $0.4 million primarily due to re-measurement to the SITME rate of 5.30 bolivars per U.S. dollar from the official rate of 4.30. The increase in the exchange rate from 2.15 bolivars per U.S. dollar to 5.30 reduced the Company’s total reported sales by approximately 1.8 percent for the year ended December 31, 2010. On an ongoing basis, the Company does not expect future total net sales to be reduced significantly below 2010 levels. The effect of the highly inflationary designation and the devaluation reduced reported operating income for the year-ended December 31, 2010 by approximately $1.2 million.  The success of future operations will be affected by several factors, including the Company’s ability to take actions to mitigate the effect of devaluation, further actions of the Venezuelan government and economic conditions in Venezuela, such as inflation and consumer spending.

During 2010 and 2009, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.7 percent and 3.6 percent of consolidated net sales revenue, respectively.  The Company’s Venezuelan subsidiary held total assets of approximately $8.0 million and $11.2 million (which includes an intercompany receivable denominated in U.S. dollars of $2.0 million and $1.9 million) and net assets of $4.2 million and $0.5 million at December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the Company had approximately $1.0 million and $2.0 million, respectively, in cash denominated in Venezuelan bolivars, of which $0 and $1.5 million, respectively, was restricted due to the local government seizing control of the bank in which this operating cash was deposited and freezing its deposits, and was classified by the Company as restricted cash at December 31, 2009.  Due to the rising uncertainty in the Company’s ability to recover this cash, the Company recorded a charge of $0.7 million during the year ended December 31, 2010, to write-off the remaining restricted cash balance, which is included in other income and expense. The remainder of the change in restricted cash is due to the devaluation of the bolivar in 2010.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On December 31, 2010, we had investments of $6.5 million of which $2.0 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 11, 2011

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

As of December 31,	2010	2009
Assets
Current assets:
Cash and cash equivalents	$47,604	$35,538
Restricted cash	—	1,495
Accounts receivable, net of allowance for doubtful accounts of $918 and $1,840, respectively	5,947	8,294
Investments available for sale	6,470	3,167
Inventories	36,235	40,623
Deferred income tax assets	4,582	6,646
Prepaid expenses and other	5,700	5,629
Total current assets	106,538	101,392

Property, plant and equipment, net	27,391	28,757
Investment securities	1,778	1,752
Intangible assets, net	1,303	1,421
Deferred income tax assets	12,916	12,228
Other assets	9,489	10,589
	$159,415	$156,139

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,855	$4,176
Accrued volume incentives	18,619	17,495
Accrued liabilities	34,601	34,143
Deferred revenue	3,385	4,513
Income taxes payable	3,708	7,542
Total current liabilities	65,168	67,869

Liability related to unrecognized tax benefits	21,366	26,311
Deferred compensation payable	1,778	1,752
Other liabilities	2,721	3,112
Total long-term liabilities	25,865	31,175

Commitments and Contingencies (Notes 9 and 12)

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 15,533 and 15,510 shares issued and outstanding as of December 31, 2010 and 2009, respectively	67,752	67,183
Retained earnings	8,278	9,511
Accumulated other comprehensive loss	(7,648)	(19,599)
Total shareholders’ equity	68,382	57,095
	$159,415	$156,139

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

Year Ended December 31,	2010	2009	2008
Net sales revenue (net of the rebate portion of volume incentives of $44,099, $47,231, and $50,816, respectively)	$349,918	$342,111	$372,065
Costs and expenses:
Cost of goods sold	69,040	68,512	71,611
Volume incentives	130,367	126,105	139,689
Selling, general and administrative	139,248	135,061	153,942
	338,655	329,678	365,242
Operating income	11,263	12,433	6,823
Other income:
Interest and other income, net	270	1,353	1,782
Interest expense	—	(30)	(52)
Foreign exchange gains, net	2,457	1,008	962
	2,727	2,331	2,692
Income before provision for income taxes	13,990	14,764	9,515
Provision for income taxes	5,521	8,210	8,306
Net income from continuing operations	8,469	6,554	1,209
Loss from discontinued operations	(9,702)	(439)	(3,047)
Net income (loss)	$(1,233)	$6,115	$(1,838)

Basic and diluted net income (loss) per common share

Basic:
Net income from continuing operations	$0.55	$0.42	$0.08
Loss from discontinued operations	$(0.63)	$(0.03)	$(0.20)
Net income (loss)	$(0.08)	$0.39	$(0.12)

Diluted:
Net income from continuing operations	$0.54	$0.42	$0.08
Loss from discontinued operations	$(0.62)	$(0.03)	$(0.20)
Net income (loss)	$(0.08)	$0.39	$(0.12)

Weighted average basic common shares outstanding	15,515	15,510	15,510
Weighted average diluted common shares outstanding	15,605	15,512	15,510

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Value	Earnings	Income (Loss)	Total
Balance at January 1, 2008	15,510	$66,619	$9,112	$(15,339)	$60,392
Share-based compensation expense	—	86	—	—	86
Cash dividends ($0.20 per share)	—	—	(3,102)	—	(3,102)
Components of comprehensive loss:
Foreign currency translation	—	—	—	(1,757)
Net unrealized losses on investment securities (net of tax of $66)	—	—	—	(104)
Net loss	—	—	(1,838)	—
Total comprehensive loss	—	—	—	—	(3,699)
Balance at December 31, 2008	15,510	66,705	4,172	(17,200)	53,677
Share-based compensation expense	—	478	—	—	478
Cash dividends ($0.05 per share)	—	—	(776)	—	(776)
Components of comprehensive income:
Foreign currency translation	—	—	—	(2,463)
Net unrealized gains on investment securities (net of tax of $42)	—	—	—	64
Net income	—	—	6,115	—
Total comprehensive income					3,716
Balance at December 31, 2009	15,510	67,183	9,511	(19,599)	57,095
Share-based compensation expense	—	437	—	—	437
Proceeds from the exercise of stock options	23	132	—	—	132
Components of comprehensive income:
Write-off of Brazil cumulative translation adjustments	—	—	—	7,364
Foreign currency translation	—	—	—	4,591
Net unrealized loss on investment securities (net of tax of $2)	—	—	—	(4)
Net loss	—	—	(1,233)
Total comprehensive income					10,718
Balance at December 31, 2010	15,533	$67,752	$8,278	$(7,648)	$68,382

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts In Thousands)

Year Ended December 31,	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,233)	$6,115	$(1,838)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of cumulative translation adjustments	7,364	—	—
Provision for doubtful accounts	213	219	990
Depreciation and amortization	4,254	4,501	5,437
Share-based compensation expense	437	478	86
Loss on sale of property and equipment	138	142	102
Deferred income taxes	2,128	(3,968)	(3,091)
Loss on restricted cash	747	—	—
Amortization of bond discount	22	28	38
Purchase of trading investment securities	(177)	(267)	(1,769)
Proceeds from sale of trading investment securities	313	91	1,714
Realized and unrealized (gains) losses on investments	(165)	(182)	428
Amortization of prepaid taxes related to gain on intercompany sales	1,353	1,127	1,215
Foreign exchange (gains) losses	(3,005)	(2,273)	908
Changes in assets and liabilities:
Restricted cash	—	(1,495)	—
Accounts receivable	2,181	2,424	(4,168)
Inventories	4,732	(617)	(4,825)
Prepaid expenses and other	(238)	2,407	(225)
Other assets	(80)	62	(1,132)
Accounts payable	588	(4,339)	1,840
Accrued volume incentives	1,163	1,429	114
Accrued current and other long-term liabilities	619	(10,110)	2,268
Deferred revenue	(1,128)	(654)	(40)
Income taxes payable	(3,679)	5,193	(1,564)
Liability related to unrecognized tax positions	(423)	258	4,564
Deferred compensation payable	26	358	(280)
Net cash provided by operating activities	16,150	927	772
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,595)	(3,211)	(7,504)
Purchases of investments available for sale	(3,439)	—	—
Proceeds from sale/maturities of investments available for sale	125	794	640
Proceeds from sale of restricted investments	—	2,050	25
Proceeds from sale of property, plant and equipment	—	70	80
Net cash used in investing activities	(5,909)	(297)	(6,759)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	—	(776)	(3,102)
Proceeds from short-term borrowings	—	7,900	—
Payments on short-term borrowings	—	(7,900)	—
Proceeds from exercise of stock options	132	—	—
Net cash provided by (used in) financing activities	132	(776)	(3,102)
Effect of exchange rates on cash and cash equivalents	1,693	831	(1,357)
Net increase (decrease) in cash and cash equivalents	12,066	685	(10,446)
Cash and cash equivalents at beginning of the year	35,538	34,853	45,299
Cash and cash equivalents at end of the year	$47,604	$35,538	$34,853

Year Ended December 31,	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,627	$8,370	$5,807
Cash paid for interest	—	124	60
Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$196	$114	$487

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

The Company markets its products in Australia, Austria, Belarus, Canada, the Czech Republic, Colombia, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Israel, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. The Company also exports its products to several other countries, including Argentina, Australia, Chile, New Zealand and Norway.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of Nature’s Sunshine Products, Inc. and its subsidiaries. At December 31, 2010 and 2009, the majority of the Company’s subsidiaries were wholly owned. The Company operates a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

During 2008, the Company determined that it had a variable interest and was the primary beneficiary in a development stage entity. As a result, the Company consolidated the entity in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to the consolidation of variable interest entities. This variable interest is the result of loans provided by the Company to the entity during 2008 and early 2009, which were secured by the entity’s assets. The Company provided loans to the entity in order to provide them with some of the capital necessary to market its products, and to provide the Company with access to new product formulations. The Company provided no guarantees on behalf of the entity and had no future obligations to the entity. Its creditors did not have any recourse against the Company. The Company provided additional loans of $439 during the twelve months ended December 31, 2009. During December 2009, the entity ceased operations and filed for bankruptcy protection and, as a result, the Company deconsolidated the entity in 2009. The impact of the deconsolidation was immaterial to the results of the Company. The related loans of $772 were fully reserved as of December 31, 2009, and written-off in 2010.

Intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

As more fully described in Note 2, “Discontinued Operations,” the Company ceased the operations of its Brazilian subsidiary in the third quarter of 2010, and the results of its operations are classified as discontinued operations in the Company’s statements of operations and accompanying notes for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, in these financial statements and accompanying notes. Actual results could differ from these estimates and those differences could have a material effect on the Company’s financial position and results of operations.

The significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its evaluation of impairment of long-lived assets, the determination of liabilities related to Distributor and Manager incentives, the determination of income tax assets and liabilities, certain other non-income tax and value-added tax contingencies, legal contingencies, share-based compensation and the valuation of investments. In addition, significant estimates form the basis for allowances with respect to the collection of accounts receivable, inventory valuations and self-insurance liabilities associated with product liability and medical claims. Various assumptions and other factors enter into the determination of these significant estimates. The process of determining significant estimates takes into account historical experience and current and expected economic conditions.

Classification of Venezuela as a Highly Inflationary Economy and Devaluation of Its Currency

As of January 1, 2010, Venezuela was designated as a highly inflationary economy. Accordingly, the U.S. dollar became the functional currency for the Company’s subsidiary in Venezuela. All gains and losses resulting from the re-measurement of its financial statements are determined using official rates. On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar against the U.S. dollar.

Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control agency organization in order for the Company’s subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. Prior to January 1, 2010 the market rate, which is substantially lower than the official rate, was available to obtain U.S. dollars or other currencies without approval of the government’s currency control organization. In 2010, the government of Venezuela enacted additional currency restrictions, which effectively replaced the market rate with the System for Foreign Currency Denominated Securities (“SITME”), which is administered by the Venezuela Central Bank. Under SITME, entities domiciled in Venezuela can obtain U.S. dollar denominated securities in limited quantities each month through banking institutions approved by the government.

At this time, the Company is not able to estimate reasonably the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SITME rate. However, the Company has been successful repatriating funds from Venezuela for imported products using the SITME rate. In December 2010, the Company began to apply for funds at the SITME rate and consequently began re-measuring its results in Venezuela at that rate, which was 5.30 bolivars per U.S. dollar as of December 31, 2010.

As a result of the events described in the preceding paragraphs, the Company recorded a gain of $3,668 in the first quarter of 2010 in connection with the re-measurement of its balance sheet to reflect the highly inflationary designation and the devaluation due to the negative position of the Company’s Venezuelan subsidiary’s net monetary assets, which is recorded in foreign exchange gains or losses, a part of other income.  Since the initial gain recorded in the first quarter of 2010, the Company’s Venezuelan subsidiary has recorded additional net gains of $381 primarily due to re-measurement to the SITME rate of 5.30 bolivars per U.S. dollar from the official rate of 4.30. The increase in the exchange rate from 2.15 bolivars per U.S. dollar at the end of 2009 to 5.30 reduced the Company’s total reported sales by approximately 1.8 percent for the year ended December 31, 2010. On an ongoing basis, the Company does not expect future total net sales to be reduced significantly below 2010 levels. The effect of the highly inflationary designation and the devaluation reduced reported operating income for the year-ended December 31, 2010 by approximately $1,195.  The success of future operations will be affected by several factors, including the Company’s ability to take actions to mitigate the effect of devaluation, further actions of the Venezuelan government and economic conditions in Venezuela, such as inflation and consumer spending.

During 2010 and 2009, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.7 percent and 3.6 percent of consolidated net sales revenue, respectively.  The Company’s Venezuelan subsidiary held total assets of $8,024 and $11,223 (which includes an intercompany receivables denominated in U.S. dollars of $1,978 and $1,850) and net assets of $4,185 and $524 at December 31, 2010 and 2009, respectively.

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

As of December 31, 2010 and 2009, the Company had approximately $970 and $2,005, respectively, in cash denominated in Venezuelan bolivars, of which $0 and $1,495, respectively, was restricted due to the local government seizing control of the bank in which this operating cash was deposited and freezing its deposits, and was classified by the Company as restricted cash at December 31, 2009.  Due to the rising uncertainty in the Company’s ability to recover this cash, the Company recorded a charge of $747 during the year ended December 31, 2010, to write-off the remaining restricted cash balance, which is included in other income and expense. The remainder of the change in restricted cash is due to the devaluation of the bolivar in 2010.

Accounts Receivable Allowances

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

Investment Securities

The Company’s available-for-sale investment portfolio is recorded at fair value and consists of various fixed income securities such as U.S. government and state and municipal bonds, mutual funds, short-term deposits, and equity securities. These investments are valued using (a) quoted prices for identical assets in active market or (b) from significant inputs that are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. The Company’s trading portfolio is recorded at fair value and consists of various marketable securities that are valued using quoted prices in active markets.

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

For all other debt securities that experience a decline in fair value that is determined to be other-than-temporary and not related to credit loss, the Company records a loss, net of any tax, in accumulated other comprehensive income (loss). The credit loss is recorded within earnings as an impairment loss when sold. Management judgment is involved in evaluating whether a decline in an investment’s fair value is other-than-temporary.

Regardless of the Company’s intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

For equity securities, when assessing whether a decline in fair value below our cost basis is other-than-temporary, the Company considers the fair market value of the security, the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer, as well as specific events or circumstances that may influence the operations of the issuer and our intent and ability to hold the investment for a sufficient time in order to enable recovery of our cost. New information and the passage of time can change these judgments. Where the Company has determined that the Company lacks the intent and ability to hold an equity security to its expected recovery, the security’s decline in fair value is deemed to be other-than-temporary and is recorded within earnings as an impairment loss.

The Company also has certain investment securities classified as trading securities. The Company maintains its trading securities portfolio to generate returns that are offset by corresponding changes in certain liabilities related to the Company’s deferred compensation plans (see Note 11). The trading securities portfolio consists of marketable securities, which are recorded at fair value and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. These investment securities are not available to the Company to fund its operations as they are restricted for the payment of the deferred compensation payable.  The Company has established a rabbi trust to finance obligations under the plan. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, investments and accounts payable. Other than investments, which are carried at fair value, the carrying values of these financial instruments approximate their fair values.

Inventories

Inventories are stated at the lower-of-cost-or-market, using the first-in, first-out method. The components of inventory cost include raw materials, labor and overhead. To estimate any necessary lower-of-cost-or-market adjustments, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning and market conditions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for buildings range from 20 to 50 years; building improvements range from 7 to 10 years; machinery and equipment range from 2 to 10 years; and furniture and fixtures range from 2 to 5 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred and major improvements are capitalized.

Intangible Assets

Intangible assets consist of purchased product formulations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 9 to 15 years. Intangible assets, net of accumulated amortization, totaled $1,303 and $1,421 at December 31, 2010 and 2009, respectively.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. The Company did not consider any of its long-lived assets to be impaired during the years ended December 31, 2010, 2009 or 2008.

Incentive Trip Accrual

The Company accrues expenses for incentive trips associated with its direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at its conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded. The Company has accrued convention and meeting costs of $4,027 and $2,903 at December 31, 2010 and 2009, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Short-term Borrowings

During 2009, the Company had short-term borrowings and repayments of $7,900 from its investment broker secured by its available-for-sale investments in order to generate additional liquidity from month-to-month based upon its working capital needs. The Company has the ability to borrow up to approximately 80 percent of the fair value of its municipal obligations within its available—for-sale investments. These borrowings began in 2009 and were typically repaid in the month following the initial borrowing. The Company had no such borrowings during 2010.

Foreign Currency Translation

The local currency of the foreign subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies or where the Company’s operations are served by a U.S. based subsidiary (for example Russia and Ukraine). The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors.  During 2010, Venezuela was considered to be highly inflationary as noted above. With the exception of Venezuela, there were no countries considered to have a highly inflationary economy during 2010, 2009 or 2008.

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed, generally when the merchandise has been delivered. The amount of the volume incentive is determined based upon the amount of qualifying purchases in a given month. It is necessary for the Company to make estimates about the timing of when merchandise has been delivered. These estimates are based upon the Company’s historical experience related to time in transit, timing of when shipments occurred and shipping volumes. Amounts received for undelivered merchandise are recorded as deferred revenue. From time to time, the Company’s U.S. operations extend short-term credit associated with product promotions. In addition for certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within the country of operation. Payments to Distributors and Managers for sales incentives or rebates are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales. Membership fees are deferred and amortized as revenue over the life of the membership, primarily one year. Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

A reserve for product returns is recorded based upon historical experience.  The Company allows Distributors or Managers to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more restrictive.  Sales returns for the years 2010, 2009 and 2008, were $605, $145 and $113, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales revenue. Shipping and handling revenues of approximately $12,165, $11,167 and $9,924 were reported as net sales revenue for the years ended December 31, 2010, 2009, and 2008, respectively. The corresponding shipping and handling expenses are reported in selling, general and administrative expenses and approximated the amounts reported as net sales revenue.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales).

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2010, 2009 and 2008 totaled approximately $1,318, $2,397 and $1,728, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $2,020, $2,041 and $2,034 in 2010, 2009 and 2008, respectively.

Contingencies

The Company is involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, the Company records its best estimate within the range related to the contingency. If there is no best estimate, the Company records the minimum of the range. As additional information becomes available, it assesses the potential liability related to the contingency and revises the estimates. Revision in estimates of the potential liabilities could materially impact its results of operations in the period of adjustment. The Company’s contingencies are discussed in further detail in Note 12.

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, it considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	2010	2009	2008
Net income (loss) available to common stockholders
Net income from continuing operations	$8,469	$6,554	$1,209
Loss from discontinued operations	(9,702)	(439)	(3,047)
Net income (loss)	$(1,233)	$6,115	$(1,838)

Basic weighted average shares outstanding	15,515	15,510	15,510

Basic net income (loss) per common share:
Net income from continuing operations	$0.55	$0.42	$0.08
Loss from discontinued operations	$(0.63)	$(0.03)	$(0.20)
Net income (loss)	$(0.08)	$0.39	$(0.12)

Diluted Shares Outstanding
Basic weighted average shares outstanding	15,515	15,510	15,510
Stock options	90	2	—
Diluted weighted average shares outstanding	15,605	15,512	15,510

Diluted net income (loss) per common share:
Net income from continuing operations	$0.54	$0.42	$0.08
Loss from discontinued operations	$(0.62)	$(0.03)	$(0.20)
Net income (loss)	$(0.08)	$0.39	$(0.12)

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	50	—	—

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	419	205	263

Potentially dilutive shares excluded from diluted per share amount include performance based options to purchase shares of common stock for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted per share amount include both non-qualified stock options and unearned performance based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period.

Share-based Compensation

The Company recognizes all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their granted-date fair values. The Company records compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. The Company estimated forfeiture rate is based upon historical experience.

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

In January 2010, the FASB issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which became effective for the Company on January 1, 2011. The adoption of the applicable sections of this guidance effective on January 1, 2010, did not have a material impact on the Company’s financial condition, results of operations, or cash flows. The Company does not expect sections of this guidance effective on January 1, 2011 to have a material impact on its financial condition, results of operations, or cash flows.

Correction of Balance Sheet and Cash Flows

Subsequent to the issuance of the 2009 consolidated financial statements, the Company determined that certain unrecognized tax benefits and other assets previously presented on a gross basis should be presented on a net basis, as the related tax positions are within the same taxing jurisdiction and have right of legal offset. The Company has historically presented these liabilities for unrecognized tax benefits gross and the related royalty benefit position gross within other assets. The 2009 amounts have been corrected in the accompanying consolidated financial statements to reflect the net position of the liability for unrecognized tax benefits. This correction had no effect on the consolidated statements of operations or the total net cash provided by operating activities.

The following tables summarize the effects of this correction:

Consolidated Balance Sheet as of December 31, 2009	As Reported	As Corrected
Other assets	$19,306	$10,589
Total assets	164,856	156,139
Liability related to unrecognized tax benefits	35,028	26,311
Total long-term liabilities	39,892	31,175
Total liabilities and shareholders’ equity	164,856	156,139

	Year Ended December 31, 2009		Year Ended December 31, 2008
Consolidated Statements of Cash Flows	As Reported	As Corrected	As Reported	As Corrected
Changes in assets and liabilities:
Other assets	$(3,756)	$62	$(1,632)	$(1,132)
Liability related to unrecognized tax positions	4,076	258	5,064	4,564

NOTE 2: DISCONTINUED OPERATIONS

During 2010, the Company ceased its operations in Brazil as a result of increasing regulatory restrictions and declining sales, which made it difficult for the Company to register and sell key products in that market. This market was part of the Company’s NSP International segment.

The following table summarizes the operating results of the Company’s discontinued operations for the years:

	2010	2009	2008
Net sales revenue	$682	$912	$1,169

Loss before income tax provision	$(9,702)	$(439)	$(3,047)
Income tax provision	—	—	—
Loss from discontinued operations	$(9,702)	$(439)	$(3,047)

The loss before income taxes for the year ended December 31, 2010, includes a charge of $8,236 related to exiting Brazil, of which $7,364 is a non-cash write-off of accumulated translation adjustments that were previously included in shareholders’ equity. The cash flows from our discontinued operations are included in the Company’s operating cash flow, but were insignificant.

NOTE 3: INVENTORIES

The composition of inventories is as follows:

As of December 31,	2010	2009
Raw materials	$9,177	$9,205
Work in process	956	675
Finished goods	26,102	30,743
Total inventory	$36,235	$40,623

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows:

As of December 31,	2010	2009
Land and improvements	$3,800	$3,784
Buildings and improvements	32,697	32,168
Machinery and equipment	17,480	17,238
Furniture and fixtures	23,378	24,103
	77,355	77,293
Accumulated depreciation and amortization	(49,964)	(48,536)
Total property, plant and equipment	$27,391	$28,757

Depreciation and amortization expense was $4,136, $4,384 and $5,319 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 5: INTANGIBLE ASSETS

At December 31, 2010 and 2009, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $460 and $342, and a net amount of $1,303 and $1,421, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the years ended December 31, 2010, 2009 and 2008 was $118, $117 and $118, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

Year Ending December 31,	Estimated Amortization Expense
2011	$149
2012	149
2013	149
2014	149
2015	149
Thereafter	558
Total	$1,303

NOTE 6: INVESTMENT SECURITIES

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,883	$77	$—	$1,960
U.S. government securities funds	989	—	(15)	974
Short-term deposits	3,148	—	—	3,148
Equity securities	228	160	—	388
Total short-term investment securities	$6,248	$237	$(15)	$6,470

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$2,030	$107	$—	$2,137
U.S. government securities funds	698	13	—	711
Equity securities	233	90	(4)	319
Total short-term investment securities	$2,961	$210	$(4)	$3,167

The municipal obligations held at fair value of $1,960 at December 31, 2010, all mature in less than five years.

During 2010, 2009 and 2008, the proceeds from the sales of available-for-sale securities were $125, $794 and $640, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s trading securities portfolio totaled $1,778 and $1,752 at December 31, 2010 and 2009, respectively, and generated gains of $158 and $182 and losses of $345 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, the Company had unrealized losses of $15 and $4, respectively, in its municipal obligations, short-term deposits and equity securities investments. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

NOTE 7: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows:

As of December 31,	2010	2009
Foreign non-income tax contingencies (See Note 12)	$8,899	$6,949
Sales, use and property tax (See Note 12)	4,397	8,902
Salaries and employee benefits	6,341	8,807
Convention and meeting costs	4,027	2,903
Royalties payable	4,059	505
Other	6,878	6,077
Total	$34,601	$34,143

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2008	$(15,529)	$190	$(15,339)
Activity, net of tax	(1,757)	(104)	(1,861)
Balance as of December 31, 2008	(17,286)	86	(17,200)
Activity, net of tax	(2,463)	64	(2,399)
Balance as of December 31, 2009	(19,749)	150	(19,599)
Activity, net of tax	11,955	(4)	11,951
Balance as of December 31, 2010	$(7,794)	$146	$(7,648)

NOTE 9: INCOME TAXES

Income from continuing operations before provision (benefit) for income taxes are taxed under the following jurisdictions:

Year Ended December 31,	2010	2009	2008
Domestic	$4,453	$7,476	$1,067
Foreign	9,537	7,288	8,448
Total	$13,990	$14,764	$9,515

Components of the provision (benefit) for income taxes from continuing operations for each of the three years in the period ended December 31, 2010 are as follows:

Year Ended December 31,	2010	2009	2008
Current:
Federal	$3,330	$6,812	$3,437
State	(306)	599	454
Foreign	369	4,767	7,506
Subtotal	3,393	12,178	11,397
Deferred:
Federal	2,149	(4,593)	(1,904)
State	1,186	277	(463)
Foreign	(1,207)	348	(724)
Subtotal	2,128	(3,968)	(3,091)
Total provision for income taxes	$5,521	$8,210	$8,306

The provision for income taxes from continuing operations, as a percentage of income before provision for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	4.1	4.0	(0.1)
U.S. tax impact of foreign operations	13.5	(13.7)	(18.8)
Valuation allowance change	20.9	8.8	38.3
Tax contingencies	1.8	(4.5)	(0.6)
Foreign exchange gains (losses)	(10.1)	2.0	(9.5)
Gain on sale of intercompany assets	10.6	9.8	9.8
Charitable contributions	(0.2)	(0.1)	(0.3)
Foreign tax rate differential	(5.2)	14.0	1.0
Unrecognized tax benefits	4.1	(1.4)	33.4
Meals and entertainment	0.4	0.5	0.7
Tax adjustment for inflation	(0.3)	(0.1)	(0.6)
Domestic manufacturing deduction	—	(1.2)	(1.3)
One-time bad debt and worthless stock deduction	(33.0)	—	—
Nondeductible foreign expenses	(0.1)	6.4	1.5
Other	(2.0)	(3.9)	(1.2)
Effective income tax rate	39.5%	55.6%	87.3%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company does not intend to reinvest undistributed earnings indefinitely in the Company’s foreign subsidiaries.

The significant components of the deferred tax assets (liabilities) are as follows:

As of December 31,	2010	2009
Inventory	$1,482	$1,862
Accrued liabilities	3,655	3,928
Impaired investments	740	783
Deferred compensation	1,199	1,071
Amortization of intangibles	6,382	7,078
Bad debts	124	480
Net operating losses	4,866	9,765
Capital losses	6	708
Foreign tax and withholding credits	8,857	4,447
Non-income tax accruals	522	2,493
Health insurance accruals	359	339
APB 23— outside basis	665	2,695
Other deferred tax assets	1,264	1,887
Valuation allowance	(12,282)	(18,662)
Total deferred tax assets	17,839	18,874
Other deferred tax liabilities	(385)	(578)
Total deferred tax liabilities	(385)	(578)
Total deferred taxes, net	$17,454	$18,296

The components of deferred tax assets (liabilities), net are as follows:

Year Ended December 31,	2010	2009
Net current deferred tax assets	$4,582	$6,646
Net non-current deferred tax assets	12,916	12,228
Total net deferred tax assets	17,498	18,874

Net current deferred tax liabilities	(5)	(62)
Net non-current deferred tax liabilities	(39)	(516)
Total net deferred tax liabilities	(44)	(578)

Total deferred tax assets, net	$17,454	$18,296

Net current deferred tax liabilities are included in accrued liabilities and net non-current deferred tax liabilities are included in other liabilities in the consolidated balance sheets.

Management has provided a valuation allowance of $12,282 and $18,662 as of December 31, 2010 and 2009, respectively, for certain deferred tax assets, including foreign net operating losses and foreign tax credits, for which management cannot conclude it is more likely than not that they will be realized. The Company reviewed its tax positions and decreased its valuation allowance by approximately $6,380 primarily due to a $6,706 write-off of its net operating loss carryfowards related to Brazil for 2010 and increased its valuation allowance by $4,676 and $2,696 for 2009 and 2008, respectively.

At December 31, 2010, foreign subsidiaries had unused operating loss carryovers of approximately $4,866. The net operating losses will expire at various dates from 2011 through 2021. For financial reporting purposes, the release of these valuation allowances would reduce income tax expenses. At December 31, 2010, the Company had approximately $8,857 of foreign tax credits which begin to expire at various times starting in 2012.

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

The Company’s U.S. federal income tax returns for 2003 through 2009 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2009. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2003 through 2008 tax years.

In October 2009, the IRS issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company has commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments. Management believes that the Company has appropriately reserved for these matters at an amount which it believes will ultimately be due upon resolution of the administrative proceedings, and such amounts reflect management’s estimates based upon available evidence resulting from discussions with the IRS Office of Appeals. These estimates are based upon a more-likely-than-not recognition threshold. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2010 and 2009 was $15,679 and $19,643, respectively, all of which would favorably impact the effective tax rate if recognized.  Included in these amounts is approximately $6,308 and $6,624, respectively, of interest and penalties.  The Company decreased interest and penalties approximately $316 and increased them approximately $1,066 for the years ended December 31, 2010 and 2009, respectively.  The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.

During the years ended December 31, 2010, 2009 and 2008, the Company added approximately $3,682, $4,052 and $6,892, respectively, to its liability for unrecognized tax benefits. Included in these amounts are approximately $1,250, $2,047 and $2,690 for the years ended December 31, 2010, 2009 and 2008, respectively, related to interest expense and penalties. In addition, the Company recorded a benefit related to the lapse of applicable statute of limitations of approximately $3,132, $2,261 and $3,030 for the years ended December 31, 2010, 2009 and 2008, respectively, all of which favorably impacted the Company’s effective tax rate, as well as settlements with taxing authorities of $0, $5,817 and $0, for the years ended December 31, 2010, 2009 and 2008, respectively.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years:

Year Ended December 31,	2010	2009	2008

Unrecognized tax benefits, opening balance	$19,687	$20,495	$17,215
Tax positions taken in a prior period
Gross increases	2,432	5,649	937
Gross decreases	(980)	(775)	(238)
Tax positions taken in the current period
Gross increases	—	1,255	4,212
Gross decreases	—	—	—
Settlements with taxing authorities	—	(5,817)	—
Lapse of applicable statute of limitations	(1,566)	(1,273)	(1,631)
Currency translation adjustments	(4,515)	153	—
Unrecognized tax benefits, ending balance	$15,058	$19,687	$20,495

The tabular roll forward ending balances do not include interest expense and penalties related to unrecognized tax benefits . At December 31, 2010 and 2009, other assets included $5,687 and $6,668, respectively, of amounts related to competent authority where the unrecognized tax liability and other assets are presented on a gross basis in the consolidated balance sheets as there is no right of offset between the Company and other tax jurisdictions.

The Company anticipates that unrecognized tax benefits will increase approximately $1,500 to $2,500 within the next twelve months due to additional transactions related to commissions and transfer pricing.

The Company believes that it is reasonably possible that unrecognized tax benefits will decrease approximately $1,500 to $2,500 within the next twelve months due to the close of audits or the expiration of statutes of limitations in various foreign jurisdictions.

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

NOTE 10:  CAPITAL TRANSACTIONS

Dividends

The Company paid cash dividends totaling $776, and $3,102, for the years ended December 31, 2009 and 2008, respectively.  During the second quarter of 2009, the Company suspended payment of its quarterly cash dividend.

Share-based Compensation

During the year ended December 31, 2009, the Company’s shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2009 Stock Incentive Plan (the “2009 Incentive Plan”).  The 2009 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards (collectively “Awards”).  The Company’s Compensation Committee of the Board of Directors has authority and discretion to determine the type of Award as well as the amount, terms and conditions of each Award under the 2009 Incentive Plan, subject to the limitations of the 2009 Incentive Plan. A total of 1,500 shares of the Company’s common stock were authorized for the granting of awards under the 2009 Incentive Plan, after its amendment by shareholders in 2010. The numbers of shares available for Awards, as well as the terms of outstanding Awards, are subject to adjustment as provided in the 2009 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for 2010, 2009 and 2008 consisted of the following:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2008	307	$12.01
Granted	—	—
Forfeited or canceled	(44)	13.44
Exercised	—	—
Options outstanding at December 31, 2008	263	11.77
Granted	250	5.35
Forfeited or canceled	(58)	11.77
Exercised	—	—
Options outstanding at December 31, 2009	455	8.25
Granted	475	10.03
Forfeited or canceled	(48)	9.98
Exercised	(23)	5.81
Options outstanding at December 31, 2010	859	$9.20

During the year ended December 31, 2010, the Company issued options to purchase 475 shares of common stock under the 2009 Incentive Plan, of which 25 were awarded to a new director, while the remaining 450 options were issued to the Company’s executive officers and other employees, of which 300 were subject to achieving certain earnings metrics.  These options were issued with a weighted average exercise price of $10.03 per share, and a weighted-average grant date fair value of $4.27 per share.  The options issued to a member of the Board of Directors vested upon issuance. The non-metric based options issued to executive officers and other employees become exercisable 12 months to 36 months following the date of grant. All of the 475 options issued have an option termination date of ten years from the option grant date.

During the year ended December 31, 2009, the Company issued options to purchase 250 shares of common stock under the 2009 Incentive Plan, of which 125 were awarded to the new directors on the Board of Directors, while the remaining options were issued to the Company’s executive officers and other employees.  These options were issued with a weighted-average exercise price of $5.35 per share, and a weighted average grant date fair value of $3.68 per share.  The options issued to the new members of the Board of Directors vested upon issuance and have an option termination date of ten years from the option grant date, while the remaining options granted have a vesting period of three years from the option grant date, and an option termination date of ten years from the option grant date.

For the year ended December 31, 2010, the Company issued 23 shares of common stock upon the exercise of stock options at an average exercise price of $5.81 per share. The aggregate intrinsic values on the dates of exercise of options exercised during the year ended December 31, 2010 was $82.  No options were exercised during the years ended December 31, 2009 or 2008.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2010 and 2009:

	2010	2009
Weighted average grant date fair value of grants	$4.27	$3.68
Expected life (in years)	4.0	3.5
Risk-free interest rate	0.6 to 1.5	1.4
Expected volatility	51.3 to 65.8	40.50
Dividend yield	0.0	0.0

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.

Share-based compensation expense from qualified stock options for the years ended December 31, 2010 and 2009 was $437 and $478, respectively; the related tax benefit was approximately $173 and 191, respectively. Share-based compensation expense from nonqualified stock options for the year ended December 31, 2008 was $86; the related tax benefit was approximately $33. As of December 31, 2010 and 2009, the unrecognized share-based compensation cost related to grants described above was $451 and $441, respectively. Should the Company attain all of the earnings metrics related to the metric based stock option grants, the Company could recognize up to approximately $1,400 of potential stock compensation expense.

The following table summarizes information about options outstanding and exercisable at December 31, 2010.

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Options Exercisable	Weighted- Avg. Exercise Price Per Share
$5.35 to $9.99	450	8.7	$7.08	144	$6.37
$10.00 to $11.99	405	6.6	11.51	155	11.74
$12.00 to $13.81	4	0.8	13.01	4	13.01
	859	7.7	$9.20	303	$9.21

At December 31, 2010, the aggregate intrinsic value of outstanding options to purchase 859 shares of common stock, the exercisable options to purchase 303 shares of common stock, and options to purchase 218 shares of common stock expected to vest was $855, $377 and $359, respectively. At December 31, 2009, the aggregate intrinsic value of outstanding options to purchase 455 shares of common stock was $804. At December 31, 2008, the aggregate intrinsic value of the outstanding options and exercisable options at December 31, 2008 was $0 as all options outstanding and exercisable had an exercise price greater than the fair value of the underlying common stock.  As of December 31, 2010 and 2009, there were 800 and 500 shares, respectively, available for the issuance of Awards under the 2009 Incentive Plan. As of December 31, 2008, there were no unvested options outstanding.

NOTE 11:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions of 50 percent of employee contributions up to a maximum of five percent of the employee’s compensation (the match was changed from 100 percent to 50 percent of employee contributions up to a maximum of five percent during fiscal year 2010). The Company’s contributions to the plan vest after a period of three years. During 2010, 2009 and 2008, the Company contributed to the plan approximately $1,065, $1,318 and $1,142, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). The Company had deferred compensation plan assets of approximately $1,778 and $1,752 as of December 31, 2010 and 2009, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalating payments using the straight-line method. The Company incurred expenses of approximately $6,174, $5,948 and $6,103 in connection with operating leases during 2010, 2009 and 2008, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2010 were as follows:

Year Ending December 31,
2011	$4,535
2012	2,043
2013	916
2014	582
2015	246
Thereafter	1
Total	$8,323

The Company enters into contracts with suppliers to ensure the availability of both botanical and non-botanical raw materials, as well as packing materials, in advance of its annual requirements. As of December 31, 2010, the Company has entered into non-cancelable purchase agreements for $14,409 related to fiscal year 2011 production needs.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2010, 2009 and 2008, the aggregate amounts of these payments were $2,987, $3,963 and $7,748, respectively.

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

NutriPlus LLC Arbitration

On July 12, 2010, the Company submitted a demand for arbitration to the American Arbitration Association (the “AAA”) naming NutriPlus LLC (“NutriPlus”) as respondent.  The Company seeks a declaration of its rights and obligations, including with respect to royalty payments, and the calculation thereof, arising out of an Asset Purchase Agreement and subsequent Settlement Agreement entered into by the Company and NutriPlus in 1999 and 2000, respectively (together the “Purchase Agreement”).

On July 20, 2010, NutriPlus submitted its own demand for arbitration to the AAA naming the Company as respondent.  NutriPlus alleges that the Company underpaid NutriPlus for royalties arising out of the Purchase Agreement.  In arbitration, NutriPlus seeks damages related to the alleged underpayment and a declaratory judgment with respect to the method the Company must use in determining the amount of royalties to pay NutriPlus in the future.

The arbitration demands have been consolidated into a single proceeding, the hearing for which is currently scheduled for July 2011.  The Company cannot predict the outcome at this time.  The Company has been accruing a liability for unpaid royalties to NutriPlus in an amount equal to the royalties that would have been paid under the calculation method previously applied by the Company, which method the Company now contends was in error.  This accrual may be in excess of the actual liability or insufficient, depending on the outcome of the arbitration, which the Company cannot predict at this time.

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

One of the Company’s foreign subsidiaries is a defendant in litigation regarding primarily employee-related matters. The Company has recorded accruals of approximately $200 related to this litigation at December 31, 2010 and 2009, respectively, which is included in accrued liabilities.

Non-income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of December 31, 2010 and 2009, accrued liabilities include $10,235 and $13,174, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

Self-insurance Liabilities

Similar to other manufacturers and distributors of products that are ingested, the Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company carries insurance in the types and amounts it considers reasonably adequate to cover the risks associated with its business. The Company has a wholly owned captive insurance company to provide it with product liability insurance coverage. The Company has accrued an amount that it believes is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on the Company’s history of such claims. However, there can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on the Company’s business prospects, financial position, results of operations or cash flows.

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

The Company reviews its self-insurance accruals on a quarterly basis and determines, based upon a review of its recent claims history and other factors, that portions of its self-insurance accruals be considered short-term and long-term. The Company has accrued $3,621 and $2,942 for product liability and employee medical claims at December 31, 2010 and 2009, respectively, of which $1,011 and $457 was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

Government Regulations

The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and to the Company’s direct selling system. The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determinations that either the Company or the Company’s Distributors are not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company’s operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations, or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 13:  OPERATING BUSINESS SEGMENT AND INTERNATIONAL OPERATION INFORMATION

The Company has three reportable business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company has two reportable business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States and in countries outside the United States. The Company’s third reportable business segment operates under the Synergy Worldwide brand, which offers products with formulations that are sufficiently different from those of the Nature’s Sunshine Products and has marketing and Distributor compensation plans are that sufficiently different from those of Nature’s Sunshine Products to warrant accounting for these operations as a separate business segment. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information for the years ended December 31, 2010, 2009 and 2008 is as follows:

Year Ended December 31,	2010	2009	2008
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$145,422	$151,789	$150,101
International	135,932	134,438	164,863
	281,354	286,227	314,964
Synergy Worldwide	68,564	55,884	57,101
Total net sales revenue	349,918	342,111	372,065
Operating Expenses:
Nature’s Sunshine Products:
United States	139,562	145,191	155,988
International	132,189	130,181	146,753
	271,751	275,372	302,741
Synergy Worldwide	66,904	54,306	62,501
Total operating expenses	338,655	329,678	365,242
Operating Income (Loss):
Nature’s Sunshine Products:
United States	5,860	6,598	(5,887)
International	3,743	4,257	18,110
	9,603	10,855	12,223
Synergy Worldwide	1,660	1,578	(5,400)
Total operating income	11,263	12,433	6,823

Other Income, net	2,727	2,331	2,692
Income Before Provision for Income Taxes	$13,990	$14,764	$9,515

Year Ended December 31,	2010	2009	2008
Capital Expenditures:
Nature’s Sunshine Products:
United States	$1,726	$2,074	$2,467
International	172	468	4,872
	1,898	2,542	7,339
Synergy Worldwide	779	296	574
Total capital expenditures	$2,677	$2,838	$7,913

Depreciation and Amortization:
Nature’s Sunshine Products:
United States	$2,947	$2,934	$3,419
International	797	666	756
	3,744	3,600	4,175
Synergy Worldwide	510	901	1,262
Total depreciation and amortization	$4,254	$4,501	$5,437

As of December 31,	2010	2009
Assets:
Nature’s Sunshine Products
United States	$82,322	$85,026
International	41,169	45,728
	123,491	130,754
Synergy Worldwide	35,924	25,385
Total Assets	$159,415	$156,139

From an individual country perspective, only the United States, Japan, and Russia comprise approximately 10 percent or more of consolidated net sales revenue for any of the years ended December 31, 2010, 2009 and 2008 as follows:

Year Ended December 31,	2010	2009	2008
Net Sales Revenue:
United States	$156,767	$154,217	$151,332
Russia	31,245	30,097	40,419
Japan	23,996	28,125	38,972
Other	137,910	129,672	141,342
Total Net Sales Revenue	$349,918	$342,111	$372,065

Net sales revenue by product group has not been disclosed as management has determined that it is impracticable to accumulate such information.

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

As of December 31	2010	2009
Property, plant and equipment
United States	$20,350	$21,208
Venezuela	4,353	4,620
Other	2,688	2,929
Total property, plant and equipment	$27,391	$28,757

NOTE 14:  RELATED PARTY TRANSACTIONS

The Company maintains split-dollar life insurance policies on certain executives. The cash surrender value of $56 and $63 related to such policies is recorded in other assets as of December 31, 2010 and 2009, respectively.

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

NOTE 15:  FAIR VALUE

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$1,960	$—	$1,960
U.S. government security funds	974	—	—	974
Short-term deposits	—	3,148	—	3,148
Equity securities	388	—	—	388
Investment securities	1,778	—	—	1,778
Total assets measured at fair value on a recurring basis	$3,140	$5,108	$—	$8,248

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$2,137	$—	$2,137
U.S. government security funds	711	—	—	711
Equity securities	319	—	—	319
Investment securities	1,752	—	—	1,752
Total assets measured at fair value on a recurring basis	$2,782	$2,137	$—	$4,919

Investments available for sale — The majority of the Company’s investment portfolio consist of various fixed income securities such as U.S government funds, state and municipal bonds, mutual funds, short-term deposits and equity securities.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities, U.S. government treasuries, and various mutual funds.  The Level 2 securities include investments in state and municipal bonds whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Investment securities — The majority of the Company’s trading portfolio consists of various marketable securities that are using quoted prices in active markets.

For the years ended December 31, 2010 and 2009, there were no fair value measurements using the significant unobservable inputs (Level 3).

The following table shows a reconciliation of the beginning and ending fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

	2010	2009
Balance at January 1,	$—	$2,050
Net unrealized gains included in earnings	—	—
Sales of restricted investments	—	(2,050)
Purchases	—	—
Balance at December 31,	$—	$—

Restricted investments — The Company’s restricted investments included auction rate preferred investments that failed at auction during 2008. Despite the underlying long-term contractual maturity of auction rate securities (“ARS”), there was historically a ready liquid market for these securities based on the interest reset mechanism. However, as a result of negative liquidity and uncertainty in financial credit markets, the Company experienced “failed” auctions associated with its ARS. In the case of a failed auction, the ARS become illiquid investments (until a future auction is successful or the security is called prior to the contractual maturity date by the issuer) and the rates are reset in accordance with terms in the prospectus/offering circular.

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

NOTE 16:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables presents the Company’s unaudited summary of quarterly operations during 2010and 2009 for each of three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales revenue	$86,790	$87,143	$86,096	$89,889
Cost of goods sold	17,917	16,759	16,632	17,732
Gross profit	68,873	70,384	69,464	72,157
Volume incentives	32,551	32,546	32,065	33,205
Selling, general and administrative	35,752	34,565	33,523	35,408
Operating income	570	3,273	3,876	3,544
Other income (expense)	2,901	(902)	375	353
Income before income taxes	3,471	2,371	4,251	3,897
Tax provision (benefit)	(1,300)	965	1,573	4,283
Net income (loss) from continuing operations	4,771	1,406	2,678	(386)
Loss from discontinued operations	(618)	(352)	(8,418)	(314)
Net income (loss)	$4,153	$1,054	$(5,740)	$(700)

Basic and diluted net income (loss) per common share

Basic:
Net income (loss) from continuing operations	0.31	0.09	0.17	(0.02)
Loss from discontinued operations	(0.04)	(0.02)	(0.54)	(0.02)
Net income (loss)	0.27	0.07	(0.37)	(0.04)

Diluted:
Net income (loss) from continuing operations	0.31	0.09	0.17	(0.02)
Loss from discontinued operations	(0.04)	(0.02)	(0.54)	(0.02)
Net income (loss)	0.27	0.07	(0.37)	(0.04)

	For the Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net sales revenue	$83,000	$83,936	$85,529	$89,646
Cost of goods sold	17,501	15,716	17,222	18,073
Gross profit	65,499	68,220	68,307	71,573
Volume incentives	30,983	31,200	31,050	32,872
Selling, general and administrative	37,129	34,448	30,714	32,770
Operating income (loss)	(2,613)	2,572	6,543	5,931
Other income (expense)	1,232	(594)	1,288	405
Income (loss) before income taxes	(1,381)	1,978	7,831	6,336
Tax provision (benefit)	(46)	1,082	5,436	1,738
Net income (loss) from continuing operations	(1,335)	896	2,395	4,598
Income (loss) from discontinued operations	(127)	638	(315)	(635)
Net income (loss)	$(1,462)	$1,534	$2,080	$3,963

Basic and diluted net income (loss) per common share

Basic:
Net income (loss) from continuing operations	(0.08)	0.06	0.15	0.30
Net income (loss) from discontinued operations	(0.01)	0.04	(0.02)	(0.04)
Net income (loss)	(0.09)	0.10	0.13	0.26

Diluted:
Net income (loss) from continuing operations	(0.08)	0.06	0.15	0.30
Net income (loss) from discontinued operations	(0.01)	0.04	(0.02)	(0.04)
Net income (loss)	(0.09)	0.10	0.13	0.26

Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the total computed for the year.

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

Overview

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.

Management previously identified a material weakness in internal control over financial reporting related to accounting for taxes, which is described in our Annual Report on Form 10-K for the year ended December 31, 2009. During 2010, management focused on remediating this material weakness, and during the fourth quarter of this year its remediation of this material weakness was completed.

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2010. In addition, this item provides a discussion of management’s evaluation of disclosure controls and procedures, followed by a summary of management’s remediation of the material weakness for accounting for taxes.

Our independent registered public accountants have also issued an audit report on our internal control over financial reporting.  This report appears below.

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

In connection with the preparation of our Annual Report as of December 31, 2010, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Since December 31, 2009, we have continued our progress in improving our disclosure controls and procedures. We have taken action and have remediated our material weakness in our internal control over financial reporting related to accounting for taxes that existed at that date.

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

Description of Remediation Actions

In October 2009, we engaged tax consultants with specific expertise related to the remediation of accounting for taxes to assist us in completing the remediation of our material weakness in this area. We evaluated our tax process and completed the few remaining delinquent foreign statutory filings identified during the prior years as result of management’s analysis, as well as refined our process to help ensure timely completion of future filings. During 2010 we continued to monitor and assess uncertain tax positions, and non-income tax contingencies. In late 2009 and during 2010 we implemented procedures to analyze and reconcile certain deferred income tax and tax payable accounts. In November 2009 we added an additional tax professional, which provided continued strengthening of the tax process. In the second quarter of 2010 we updated our tax process documentation, including detail tax checklists and our tax risk control matrix. As a result of our internal testing of the processes related to accounting for taxes, we have determined that related material weakness has been remediated as of December 31, 2010.

Conclusion

We believe our material weakness related to accounting for taxes has been remediated and that our internal control processes over financial reporting are effective as of the end of fiscal year 2010. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nature’s Sunshine Products, Inc.:

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Salt Lake City, Utah

March 11, 2011

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010, except that the information required with respect to our executive officers is set forth under Item 1. “Business”, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2010 and 2009

Consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008

Consolidated statements of changes in shareholders’ equity and comprehensive loss for the years ended December 31, 2010, 2009, and 2008

Consolidated statements of cash flows for the years ended December 31, 2010, 2009, and 2008

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

Nature’s Sunshine Products, Inc.

Date: March 11, 2011	By:	/s/ Michael D. Dean

Michael D. Dean,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristine F. Hughes	Chair of the Board and Director	March 11, 2011
Kristine F. Hughes

/s/ Michael D. Dean	President and Chief Executive Officer	March 11, 2011
Michael D. Dean

/s/ Stephen M. Bunker	Executive Vice President,	March 11, 2011
Stephen M. Bunker	Chief Financial Officer and Treasurer, Chief Accounting Officer

/s/ Willem Mesdag	Director	March 11, 2011
Willem Mesdag

/s/ Jeffrey D. Watkins	Director	March 11, 2011
Jeffrey D. Watkins

/s/ Albert R. Dowden	Director	March 11, 2011
Albert R. Dowden

/s/ Robert B. Mercer	Director	March 11, 2011
Robert B. Mercer

NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year

Year ended December 31, 2010

Allowance for doubtful accounts receivable	$1,840	$213	$(1,148)	$—	$13	$918

Allowance for sales returns	55	640	(605)	—	—	90

Allowance for obsolete inventory	2,833	1,196	(1,605)	—	(27)	2,397

Tax valuation allowance	18,662	302	(6,706)	—	24	12,282

Year ended December 31, 2009

Allowance for doubtful accounts receivable	$1,472	$219	$(69)	$—	$218	$1,840

Allowance for sales returns	55	145	(145)	—	—	55

Allowance for obsolete inventory	3,286	1,062	(1,524)	—	9	2,833

Tax valuation allowance	13,986	5,870	(1,234)	—	—	18,662

Year ended December 31, 2008

Allowance for doubtful accounts receivable	$739	$990	$(90)	$18	$(185)	$1,472

Allowance for sales returns	55	113	(113)	—	—	55

Allowance for obsolete inventory	2,815	1,945	(1,499)	—	25	3,286

Tax valuation allowance	11,290	3,002	(306)	—	—	13,986

LIST OF EXHIBITS

Item No.	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation.
3.2(1)	Amended and Restated By-laws.
10.1(1)*	Nature’s Sunshine Products, Inc. Tax Deferred Retirement Plan, as restated as of March 1, 2008.
10.2(1)*	Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan, as restated effective as of January 1, 2008.
10.3(1)*	1995 Stock Option Plan, as amended.
10.4(1)*	Form of Stock Option Agreement (1995 Stock Option Plan).
10.5(1)*	Employment Agreement, dated as of April 16, 2001, by and between Nature’s Sunshine Products, Inc. and William J. Keller.
10.6(3)*	Employment Agreement, dated as of December 21, 2007, between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.7(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.8(3)*	Employment Agreement, dated as of December 21, 2007, by and between Nature’s Sunshine Products, Inc. and Bryant J. Yates.
10.9(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Bryant J. Yates.
10.10(2)*	Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and John DeWyze.
10.11(4)*	Retirement and Consulting Agreement, dated as of December 9, 2008, by and between Nature’s Sunshine Products, Inc. and Eugene Hughes.
10.12(5)*	Employment Agreement, dated as of December 21, 2007, by and between Nature’s Sunshine Products, Inc. and Jamon Jarvis.
10.13(5)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Jamon Jarvis.
10.14(6)	2009 Stock Incentive Plan
10.15(8)	Form of Award Agreement (2009 Stock Incentive Plan)
10.16(7)	First Amendment to Employment Agreement and Form of Consulting Agreement, dated March 12, 2010, by and between the Company and Douglas Faggioli
10.17(7)	Employment Agreement, dated March 12, 2010, by and between the Company and Michael Dean
10.18(7)	Stock Option Agreement, dated March 12, 2010, by and between the Company and Michael Dean
14(1)	Nature’s Sunshine Products, Inc. Code of Conduct.
21(8)	List of Subsidiaries of Registrant.
23.1(8)	Consent of Independent Registered Public Accounting Firm.
31.1(8)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2(8)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1(9)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(9)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

(1)	Previously filed with the SEC on November 9, 2009 as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and is incorporated herein by reference.
(2)	Previously filed with the SEC on January 12, 2009 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(3)	Previously filed with the SEC on December 31, 2007 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(4)	Previously filed with the SEC on February 12, 2009 as an exhibit to the registration statement on Form 10 and is incorporated herein by reference.
(5)	Previously filed with the SEC on March 20, 2009 as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.
(6)	Previously filed with the SEC on October 19, 2009 as Appendix C, an exhibit to the Registrant’s Proxy Statement and is incorporated herein by reference.
(7)	Filed with the SEC on March 16, 2010 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(8)	Filed herewith.
(9)	Furnished herewith.

*	Management contract or compensatory plan.