Form 10-Q
period 2011-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2011-05-06
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock, no par value, outstanding on April 29, 2011 was 15,532,909 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2011

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$55,418	$47,604
Accounts receivable, net of allowance for doubtful accounts of $714 and $918 respectively	10,671	5,947
Investments available for sale	5,788	6,470
Inventories	35,665	36,235
Deferred income tax assets	4,564	4,582
Prepaid expenses and other	6,467	5,700
Total current assets	118,573	106,538

Property, plant and equipment, net	26,636	27,391
Investment securities	1,770	1,778
Intangible assets, net	1,266	1,303
Deferred income tax assets	12,945	12,916
Other assets	9,710	9,489
	$170,900	$159,415

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,485	$4,855
Accrued volume incentives	22,065	18,619
Accrued liabilities	35,240	34,601
Deferred revenue	3,140	3,385
Income taxes payable	4,902	3,708
Total current liabilities	69,832	65,168

Liability related to unrecognized tax benefits	20,573	21,366
Deferred compensation payable	1,770	1,778
Other liabilities	3,124	2,721
Total long-term liabilities	25,467	25,865

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common stock, no par value; 50,000 shares authorized, 15,533 shares issued and outstanding as of March 31, 2011 and December 31, 2010	67,840	67,752
Retained earnings	14,900	8,278
Accumulated other comprehensive loss	(7,139)	(7,648)
Total shareholders’ equity	75,601	68,382
	$170,900	$159,415

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales revenue (net of the rebate portion of volume incentives of $11,582 and $11,176, respectively)	$92,844	$86,790
Cost and expenses:
Cost of goods sold	18,552	17,917
Volume incentives	34,298	32,551
Selling, general and administrative	32,373	35,752
	85,223	86,220
Operating income	7,621	570
Other income, net	265	2,901

Income before provision (benefit) for income taxes	7,886	3,471
Provision (benefit) for income taxes	1,264	(1,300)
Net income from continuing operations	6,622	4,771
Loss from discontinued operations	—	(618)
Net income	$6,622	$4,153

Basic and diluted net income per common share

Basic:
Net income from continuing operations	$0.43	$0.31
Loss from discontinued operations	$—	$(0.04)
Net income	$0.43	$0.27

Diluted:
Net income from continuing operations	$0.43	$0.31
Loss from discontinued operations	$—	$(0.04)
Net income	$0.43	$0.27

Weighted average basic common shares outstanding	15,533	15,510
Weighted average diluted common shares outstanding	15,561	15,534

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,622	$4,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(61)	6
Depreciation and amortization	1,054	1,118
Share-based compensation expense	88	69
Loss on sale of property and equipment	—	31
Deferred income taxes	22	223
Amortization of bond discount	5	6
Purchase of trading investment securities	(20)	(70)
Proceeds from sale of trading investment securities	107	32
Realized and unrealized gains on investments	(72)	(61)
Amortization of prepaid taxes related to gain on intercompany sales	—	271
Foreign exchange (gains) losses	589	(2,869)
Changes in assets and liabilities:
Accounts receivable	(4,660)	(1,195)
Inventories	713	2,052
Prepaid expenses and other current assets	(733)	(78)
Other assets	(152)	118
Accounts payable	(298)	1,330
Accrued volume incentives	3,340	2,670
Accrued liabilities	530	3,069
Deferred revenue	(245)	(898)
Income taxes payable	1,231	(1,280)
Liability related to unrecognized tax benefits	(799)	(5,268)
Deferred compensation payable	(8)	83
Net cash provided by operating activities	7,253	3,512
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(209)	(704)
Proceeds from sale of investments available for sale	686	—
Net cash provided by (used in) by investing activities	477	(704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
Effect of exchange rates on cash and cash equivalents	84	445
Net increase in cash and cash equivalents	7,814	3,253
Cash and cash equivalents at the beginning of the period	47,604	35,538
Cash and cash equivalents at end of the period	$55,418	$38,791
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$650	$1,021

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per-share information)

(Unaudited)

(1)                     Basis of Presentation

Nature’s Sunshine Products, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) are primarily engaged in the manufacturing and marketing of nutritional, herbal, weight management, energy and other complementary products. Nature’s Sunshine Products, Inc. is a Utah corporation with its principal place of business in Provo, Utah. The Company sells its products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

The Company markets its products in Australia, Austria, Belarus, Canada, the Czech Republic, Colombia, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Israel, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. The Company also exports its products to several other countries, including Argentina, Australia, Chile, New Zealand and Norway.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of  March 31, 2011, and for the three-month periods ended March 31, 2011 and 2010.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

At this time, the Company is not able to estimate reasonably the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SITME rate. However, the Company has been successful repatriating funds from Venezuela for imported products using the SITME rate. The Company re-measures its results in Venezuela at the SITME rate, which was approximately 5.30 bolivars per U.S. dollar as of March 31, 2011.

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

During the three months ended March 31, 2011 and 2010, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.4 percent and 1.7 percent of consolidated net sales revenue, respectively. The Company’s Venezuelan subsidiary held total assets of $8,104 and $8,024 (which includes an intercompany receivable denominated in U.S. dollars of $2,010 and $1,978) and net assets of $5,205 and $4,185 at March 31, 2011 and December 31, 2010, respectively.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques. Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance clarifies that a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities. This guidance was effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements, which became effective for the Company on January 1, 2011. The adoption of the applicable sections of this guidance effective on January 1, 2010 and 2011 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

(2)                 Discontinued Operations

During 2010, the Company ceased its operations in Brazil as a result of increased regulatory restrictions and declining sales, which made it difficult for the Company to register and sell key products in that market. This market was part of the Company’s NSP International segment.

The following table summarizes the operating results of the Company’s discontinued operations for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Net Sales Revenue	$—	$256

Loss before income tax provision	$—	$(618)
Income tax provision	—	—
Loss from discontinued operations, net of tax	$—	$(618)

The cash flows from our discontinued operations are included in the Company’s operating cash flows, but were insignificant.

(3)                     Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw Materials	$9,965	$9,177
Work in Progress	787	956
Finished Goods	24,913	26,102
	$35,665	$36,235

(4)                     Intangible Assets

At March 31, 2011 and December 31, 2010, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $497 and $460, and a net amount of $1,266 and $1,303, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended March 31, 2011 and 2010 was $37 and $30, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $149.

(5)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,673	$65	$—	$1,738
U.S. government securities funds	987	—	(17)	970
Short-term deposits	2,663	—	—	2,663
Equity securities	228	189	—	417
Total short-term investment securities	$5,551	$254	$(17)	$5,788

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,883	$77	$—	$1,960
U.S. government securities funds	989	—	(15)	974
Short-term deposits	3,148	—	—	3,148
Equity securities	228	160	—	388
Total short-term investment securities	$6,248	$237	$(15)	$6,470

The municipal obligations held at a fair value of $1,738 at March 31, 2011 all mature in less than five years.

During the three-month periods ended March 31, 2011 and 2010, the proceeds from the sales of available-for-sale securities were $686 and $0, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the three-month periods ended March 31, 2011 and 2010, respectively.

The Company’s trading securities portfolio totaled $1,770 at March 31, 2011 and $1,778 at December 31, 2010, and generated gains of $81 and $44 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and December 31, 2010, the Company had unrealized losses of $17 and $15, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the U.S. government securities funds.

(6)                     Net Income Per Share

Basic net income per common share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net income available to common stockholders
Net income from continuing operations	$6,622	$4,771
Loss from discontinued operations	—	(618)
Net income	$6,662	$4,153

Basic weighted average shares outstanding	15,533	15,510

Basic net income per common share:
Net income from continuing operations	$0.43	$0.31
Loss income from discontinued operations	$—	$(0.04)
Net income	$0.43	$0.27

Diluted shares outstanding
Basic weighted average shares outstanding	15,533	15,510
Stock options	28	24
Diluted weighted average shares outstanding	15,561	15,534

Diluted net income per common share:
Net income from continuing operations	$0.43	$0.31
Loss from discontinued operations, net of tax	$—	$(0.04)
Net income	$0.43	$0.27

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	—	—

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	995	394

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

(7)                     Comprehensive Income

The components of comprehensive income, net of tax, for the three months ended March 31, 2011 and 2010, respectively, are as follows:

	Three Months Ended March 31,
	2011	2010
Net income	$6,622	$4,153
Foreign currency translation gain	499	1,277
Net unrealized gains (losses) on investment securities	10	(2)
Total comprehensive income	$7,131	$5,428

(8)                     Share-based Compensation

Stock option activity for the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2010	859	$9.20
Granted	405	8.88
Expired	(74)	9.70
Exercised	—	—
Options outstanding at March 31, 2011	1,190	9.06

During the three-month period ended March 31, 2011, the Company issued options to purchase 405 shares of common stock under the 2009 Incentive Plan to the Company’s executive officers and other employees, all of which were subject to achieving certain earnings metrics. These options were issued with an exercise price of $8.88 per share, and a grant date fair value of $4.02 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three-month period ended March 31, 2011:

2011
Expected life (in years)	4.0
Risk-free interest rate	1.0
Expected volatility	58.4
Dividend yield	0.0

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury obligation rate that corresponds with the option life.

Share-based compensation expense from qualified stock options for the three-month periods ended March 31, 2011 and 2010, was approximately $88 and $69, respectively; the related tax benefit was approximately $34 and $25, respectively. As of March 31, 2011 and December 31, 2010, the unrecognized share-based compensation cost related to the grants described above was $325 and $451, respectively. Should the Company attain all of the earnings metrics related to the metric based stock option grants, the Company could recognize up to $2,800 of potential stock compensation expense.

At March 31, 2011, the aggregate intrinsic value of outstanding options to purchase 1,190 shares of common stock, the exercisable options to purchase 344 shares of common stock and options to purchase 185 shares of common stock expected to vest was $802, $396 and $346, respectively. At December 31, 2010, the aggregate intrinsic value of options outstanding to purchase 859 shares of common stock was $855.

(9)                     Segment Information

The Company has three business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company has two reportable business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States and in countries outside the United States. The Company’s third reportable business segment operates under the Synergy Worldwide brand, which offers products with formulations that are sufficiently different from those of Nature’s Sunshine Products and has marketing and Distributor compensation plans that are sufficiently different from those of Nature’s Sunshine Products to warrant accounting for these operations as a separate business segment. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information is as follows:

	Three Months Ended March 31,
	2011	2010
Net sales revenue:
Nature’s Sunshine Products:
United States	$35,645	$36,662
International	36,547	36,180
	72,192	72,842
Synergy Worldwide	20,652	13,948
Total net sales revenue	92,844	86,790

Operating expenses:
Nature’s Sunshine Products:
United States	31,887	36,202
International	34,493	35,355
	66,380	71,557
Synergy Worldwide	18,843	14,663
Total operating expenses	85,223	86,220

Operating income (loss):
Nature’s Sunshine Products:
United States	3,758	460
International	2,054	825
	5,812	1,285
Synergy Worldwide	1,809	(715)
Total operating income (loss)	7,621	570

Other income, net	265	2,901
Income before provision for income taxes	$7,886	$3,471

The Company moved its Dominican Republic market from the NSP United States segment to the NSP International segment during the quarter ended March 31, 2011, and has made conforming changes to the results presented above as of March 31, 2010. The net sales revenue and operating loss of this market were $1,168 and ($89) as of March 31, 2010, respectively.

From an individual country perspective, only the United States comprises approximately 10 percent or more of consolidated net sales revenue for either of the three-month periods ended March 31, 2011 and 2010 as follows:

	Three Months Ended March 31,
	2011	2010
Net sales revenue:
United States	$40,787	$39,231
Other	52,057	47,559
	$92,844	$86,790

Net sales revenue by product group has not been disclosed as management has determined that it is impracticable to accumulate such information.

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

	March 31, 2011	December 31, 2010
Property, plant and equipment:
United States	$19,805	$20,350
Venezuela	4,248	4,353
Other	2,583	2,688
Total property, plant and equipment	$26,636	$27,391

(10)              Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended March 31, 2011 and 2010, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes (benefit) was a provision of 16.0 percent and a benefit of 37.5 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2011 was primarily attributed to net decreases in tax liabilities associated with uncertain tax positions due to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions, which resulted in a tax benefit of approximately $1,200.

The differences between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2010 were primarily attributed to:

•                  decreases in tax liabilities associated with uncertain tax positions due to the expiration of the statue of limitations on certain liabilities in various foreign jurisdictions, which resulted in a tax benefit of $1,361,

•                  foreign subsidiary net losses for which no tax benefit was being recognized, and

•                  the foreign exchange gain related to the implementation of highly-inflationary accounting for Venezuela recognized for financial reporting purposes, but not for income tax purposes.

As of March 31, 2011, the Company had accrued $14,886 (net of $5,687 of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $15,679 (net of $5,687 of other assets related to competent authority and royalty benefits) as of December 31, 2010. This net decrease was primarily attributed to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions.

The Company’s U.S. federal income tax returns for 2003 through 2009 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2009. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2006 through 2008 tax years.

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

The arbitration demands have been consolidated into a single proceeding, the hearing for which is currently scheduled for July 2011. The Company cannot predict the outcome at this time. The Company has been accruing a liability for unpaid royalties to NutriPlus in an amount equal to the royalties that would have been paid under the calculation method previously applied by the Company, which method the Company now contends was in error, for which it is seeking relief. This accrual may be in excess of the actual liability or insufficient, depending on the outcome of the arbitration, which the Company cannot predict at this time.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to VAT assessments and other civil litigation. Although there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any. Therefore, no provision for losses has been provided. The Company believes future payments related to these matters could range from $0 to approximately $1,500.

Non-income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of March 31, 2011 and December 31, 2010, accrued liabilities include $9,461 and $10,235, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$1,738	$—	$1,738
U.S. government security funds	970	—	—	970
Short-term deposits	—	2,663	—	2,663
Equity securities	417	—	—	417
Investment securities	1,770	—	—	1,770
Total assets measured at fair value on a recurring basis	$3,157	$4,401	$—	$7,558

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$1,960	$—	$1,960
U.S. government security funds	974	—	—	974
Short-term deposits	—	3,148	—	3,148
Equity securities	388	—	—	388
Investment securities	1,778	—	—	1,778
Total assets measured at fair value on a recurring basis	$3,140	$5,108	$—	$8,248

Investments available for sale — The majority of the Company’s investment portfolio consists of various fixed income securities such as U.S government funds, state and municipal bonds, mutual funds, short-term deposits and equity securities.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities, U.S. government treasuries, and various mutual funds.  The Level 2 securities include investments in state and municipal bonds whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Investment securities — The majority of the Company’s trading portfolio consists of various marketable securities that are using quoted prices in active markets.

For the three months ended March 31, 2011 and December 31, 2010, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value due to their short-term nature. During the three months ended March 31, 2011, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.                                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2010, and our Reports on Form 8-K, that have been filed with the SEC since then through the date of this report.

Throughout this report, we refer to Nature’s Sunshine Products, Inc., together with its subsidiaries, as “we,” “us,” “our” “Company” or “the Company.”

OVERVIEW

Nature’s Sunshine Products, Inc. and its subsidiaries are primarily engaged in the manufacturing and marketing of nutritional, herbal, weight management, energy and other complementary products. Nature’s Sunshine Products, Inc. is a Utah corporation with its principal place of business in Provo, Utah. We sell our products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies. We also sell our products through a separate division and operating business segment, Synergy Worldwide. Synergy Worldwide offers products with formulations sufficiently different from those of the Nature’s Sunshine Products offerings to warrant its treatment as a separately reportable business segment. In addition, Synergy Worldwide’s marketing and Distributor compensation plans are sufficiently different from those of Nature’s Sunshine Products to warrant accounting for these operations as a separate business segment.

We market our products in Australia, Austria, Belarus, Canada, the Czech Republic, Colombia, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Israel, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to several other countries, including Argentina, Australia, Chile, New Zealand and Norway.

During the first quarter of 2011, we experienced an increase in our consolidated net sales of 7.0 percent. Our Synergy Worldwide business segment (“Synergy Worldwide”) experienced an increase in net sales revenue of approximately 48.1 percent (or 42.8 percent in local currencies excluding the positive impact of foreign currency fluctuations). Our Nature’s Sunshine Products International business segment (“NSP International”) experienced an increase in net sales of approximately 1.0 percent compared to the same period in 2010, and a decrease in local currency net sales of 0.3 percent (excluding the positive impact of foreign currency fluctuations), while our domestic business segment (“NSP United States”) net sales decreased approximately 2.8 percent. We saw improvements in certain foreign markets due to strengthening demand as a result of current economic conditions, and growth from expansion into new or existing markets. The most significant positive impact on sales revenue was from our European, Russian, Korean and United States (Synergy) markets during the first quarter of 2011. Gains in these markets were offset by decreases in our Dominican Republic, Japan and Mexico markets.

Over the same period, our selling, general and administrative costs as a percentage of net sales revenue have decreased from 41.2 percent in the prior year to 34.9 percent as a result of our revenue growth (primarily in Synergy), and concerted efforts to reduce our operating costs in all of our operating segments. We continue to implement cost reduction measures within all of our operating segments.

As a result of our overall growth in net sales revenue and reductions in operating expenses, our operating income increased from 0.7 percent in the prior year to 8.2 percent of net sales revenue.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. A person who joins our independent sales force begins as a “Distributor.” A Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities. Active Managers worldwide slightly increased and totaled approximately 30,300 and 29,900 at March 31, 2011 and 2010, respectively. Active Distributors worldwide slightly increased and totaled approximately 696,400 and 693,200 at March 31, 2011 and 2010, respectively.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended March 31, 2011 and 2010 (dollar amounts in thousands).

	2011		2010		Change from
	Total	Percent of	Total	Percent of	2011 to 2010
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$92,844	100.0%	$86,790	100.0%	$6,054	7.0%

Costs and expenses:
Cost of goods sold	18,552	20.0	17,917	20.6	635	3.5
Volume incentives	34,298	36.9	32,551	37.5	1,747	5.4
SG&A expenses	32,373	34.9	35,752	41.2	(3,379)	(9.5)
Total operating expenses	85,223	91.8	86,220	99.3	(997)	(1.2)
Operating income	7,621	8.2	570	0.7	7,051	1,237.0
Other income, net	265	0.3	2,901	3.3	(2,636)	(90.9)
Income before provision (benefit) for income taxes	7,886	8.5	3,471	4.0	4,415	127.2
Provision (benefit) for income taxes	1,264	1.4	(1,300)	(1.5)	2,564	197.2
Net income from continuing operations	6,622	7.1	4,771	5.5	1,851	38.8
Loss from discontinued operations	—	—	(618)	(0.7)	618	100.0
Net income	$6,622	7.1%	$4,153	4.8%	$2,469	59.5%

Net Sales Revenue

Consolidated net sales revenue for the three months ended March 31, 2011 was $92.8 million compared to $86.8 million in 2010, an increase of approximately 7.0 percent. The increase in net sales revenue for the three months ended March 31, 2011 compared to the same period in 2010, is primarily due to improvements in our Synergy Worldwide segment, and was partially offset by a decline in our NSP United States segment.

NSP United States Segment

Net sales revenue for our NSP United States segment for the three months ended March 31, 2011 was $35.6 million compared to $36.7 million for the same period in 2010, or a decrease of 2.8 percent in 2011 compared to 2010. Shifting the timing of our national convention from the fall of 2010 to the spring of 2011 negatively affected Manager retention and Distributor recruiting efforts during the prior year, which has continued to adversely affect our sales during the current year. The prior year quarter also included heavy Manager and Distributor purchases in advance of price increases the following quarter. Net sales revenue also decreased compared to the same period in the prior year due to changes to some of our promotional programs.

The NSP United States segment includes both English and Spanish language sales divisions, of which the English language division is approximately 80 percent of segment net sales revenue. English language division net sales revenue decreased $0.6 million for the three months ended March 31, 2011, or 2.2 percent, compared to the same period in 2010. Our Spanish language division net sales revenue decreased $0.5 million, or 5.1 percent, for the three months ended March 31, 2011, compared to the same period in 2010. While both the English and Spanish language divisions were significantly affected by shifting the timing of the national convention from 2010 to 2011 and the corresponding effect on Manager and Distributor retention, the change to some of our promotional programs had a more significant impact on our Spanish language division.

During our National Convention held in March 2011, we launched the Brilliant Body, Brilliant Business program and the response from the field was positive. This significant initiative aims to expand our Manager and Distributor base by emphasizing daily consumption of our products and providing an easier and more standardized approach for recruiting and retaining new members. This program is in its early development stage and it is our intention to build the program over the next few years.

Active Managers within NSP United States totaled approximately 6,500 and 7,200 at March 31, 2011 and 2010, respectively. The decrease in the number of active managers was caused by the discontinuance of a program that allowed Distributors to attain

Manager status by meeting low performance criteria and the lingering effect of shifting the timing of our national convention. Active Distributors within NSP United States totaled approximately 205,000 and 231,000 at March 31, 2011 and 2010, respectively.

NSP International Segment

Our NSP International segment reported net sales revenue for the three months ended March 31, 2011 of $36.5 million, compared to $36.2 million for the same period in 2010, an increase of approximately 1.0 percent.  In local currencies, net sales decreased 0.3 percent, compared to the same period in 2010. Fluctuation in foreign exchange rates had a $0.5 million favorable impact on net sales for the three months ended March 31, 2011. The decrease in sales is due to lower local currency sales in our Dominican Republic, Japan and Mexico markets, offset by higher sales in our Russian markets and positive currency fluctuations.

We had the following significant results within the markets of our NSP International segment:

In our Russian markets (Russia, Ukraine and several other Eastern European nations), net sales revenues increased approximately $1.0 million, or 6.7 percent, for the three months ended March 31, 2011, compared to the same period in 2010. Our Russian markets continue to build on the momentum gained in the prior year as a result of improved Manager and Distributor recruiting efforts and strengthening economies in the region.

In the Dominican Republic, our net sales revenues decreased approximately $0.5 million, or 41.7 percent, for the three months ended March 31, 2011, compared to the same period in 2010. The decrease in sales is due the elimination of promotional programs and events which historically had promoted sales growth, but did not produce profitable results.

In Japan, our net sales revenues decreased approximately $0.2 million, or 10.0 percent, for the three months ended March 31, 2011, compared to the same period in 2010. In local currency, net sales decreased 20.0 percent, compared to the same period in 2010. Fluctuations in foreign exchange rates had a $0.2 million favorable impact on net sales for the three months ended March 31, 2011. The decrease in local currency sales is partially due to the recent earthquake, tsunami and subsequent nuclear disasters, which has suppressed consumer confidence and spending and has made it difficult to ship ordered products, as well as retain active Distributors.  Our future sales may be negatively affected while Japan begins to rebuild and recover from these recent disasters.

In Mexico, our net sales revenues decreased approximately $0.3 million, or 8.3 percent, for the three months ended March 31, 2011, compared to the same period in 2010. In local currency, net sales decreased 14.3 percent, compared to the same period in 2010. Fluctuations in foreign exchange rates had a $0.2 million favorable impact on net sales for the three months ended March 31, 2011. The decrease in local currency net sales is due to a tax law interpretation by the Mexican taxing authority requiring the collection of value-added tax on all of our products sold in Mexico.

Active Managers within NSP International totaled approximately 21,200 and 21,000 at March 31, 2011 and 2010, respectively. Active Distributors within NSP International totaled approximately 409,800 and 387,500 at March 31, 2011 and 2010 respectively.

Synergy Worldwide Segment

Synergy Worldwide reported net sales revenue for the three months ended March 31, 2011 of $20.7 million, compared to $13.9 million in 2010, an increase of approximately 48.1 percent. In local currencies, net sales increased 42.8 percent for the three months ended March 31, 2011, compared to the same period in 2010. Fluctuations in foreign exchange rates had a $0.7 million favorable impact on net sales for the three months ended March 31, 2011 compared to the same period in 2010. The increase in net sales was primarily due to growth in our United States, Korean and European markets, and the opening of our Vietnam market, offset by sales declines in our Japan market.

We had the following significant results within the markets of our Synergy Worldwide segment:

In the United States, our net sales revenues increased approximately $2.5 million, or 96.2 percent, for the three months ended March 31, 2011, compared to the same period in 2010.  Our growth within the Unites States is due to effective Company and Manager sales and marketing efforts of a well-accepted product offering, which has resulted in the growth of our U.S. Distributor base.

In Europe, our net sales revenues increased approximately $2.2 million, or 88.0 percent, for the three months ended March 31, 2011, compared to the same period in 2010. In local currency, our net sales increased 83.1 percent, compared to the same period in 2010.  Fluctuations in foreign exchange rates had a $0.1 million favorable impact on net sales for the three months ended March 31, 2011 compared to the same period in 2010. Our growth in Europe is due to increased market penetration primarily within Austria, Norway and Sweden.

In Korea, our net sales revenues increased approximately $1.4 million, or 70.0 percent, for the three months ended March 31, 2011, compared to the same period in 2010. In local currency, our net sales increased 60.3 percent, compared to the same period in 2010.  Fluctuations in foreign exchange rates had a $0.1 million favorable impact on net sales for the three months ended March 31, 2011, compared to the same period in 2010. Our growth in Korea is due to strong and productive Company and Manager development of sales groups and a broader product line that is well accepted in the market.

In Japan, our net sales revenues decreased approximately $0.1 million, or 2.5 percent, for the three months ended March 31, 2011, compared to the same period in 2010.  In local currency, net sales decreased 13.6 percent compared to the same period in 2010. Fluctuations in foreign exchange rates had a $0.4 million favorable impact on net sales for the three months ended March 31, 2011, compared to the same period in 2010. Recent signs of strengthening of the business in Japan were stalled by the recent earthquake, tsunami and subsequent nuclear disaster.  Our future sales may be negatively affected while Japan begins to rebuild and recover from these recent disasters.

Active Managers within Synergy Worldwide totaled approximately 2,600 and 1,700 at March 31, 2011 and 2010, respectively. Active Distributors within Synergy Worldwide totaled approximately 81,600 and 74,700 at March 31, 2011 and 2010, respectively.

Further information related to NSP United States, NSP International and Synergy Worldwide business segments is set forth in Note 9 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased to 20.0 percent in 2011 compared to 20.6 percent in 2010. This decrease is primarily due to the write-off of finished products in some of our foreign markets during the prior year, offset by increased importation fees related to higher transfer prices within some of our foreign markets during the current quarter and changes in product mix between markets.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our various operations.  Volume incentives as a percent of net sales revenue decreased to 36.9 percent in 2011, compared to 37.5 percent in 2010. The decrease is primarily due to reductions in volume incentive payment rates due to our lower Manager and Distributor base within the NSP United States segment and an increase in product purchases with a lower volume incentive in Synergy Worldwide.

Selling, General and Administrative

Selling, general and administrative expenses decreased to 34.9 percent of net sales revenue for the three months ended March 31, 2011, compared to 41.2 percent in 2010, or by approximately $3.4 million to $32.4 million in the first quarter of 2011.

Significant increases to selling, general and administrative expenses during the three months ended March 31, 2011, compared to the same period in 2010 included:

•                  increased variable costs of $0.7 million related to the sales growth of Synergy Worldwide in Europe, Korea, the United States and Vietnam as well as NSP International in the Russian markets;

•                  approximately $0.5 million of unfavorable currency fluctuations, which may be recurring depending upon changes in future exchange rates relative to the U.S. dollar; and

•                  approximately $0.4 million in professional fees related to litigation costs.

Significant decreases to selling, general and administrative expenses during the three months ended March 31, 2011, compared to the same period in 2010 included:

•                  decreased administrative costs of $1.5 million in U.S. convention related costs due to the differences in event qualification periods between years;

•                  decreased U.S. compensation and other benefit related costs of $1.0 million;

•                  cost reductions in many of our foreign markets totaling approximately $1.0 million;

•                  a $0.4 million decrease in foreign value-added tax reserves between periods;

•                  a $0.4 million decrease in U.S. sales tax reserves between periods; and

•                  a decrease of $0.4 million related to our U.S. healthcare costs during 2011.

We continue to implement cost reduction measures within all of our operating segments.

Operating Income

Consolidated operating income increased approximately $7.1 million during the three months ended March 31, 2011, compared to the same period in 2010, from $0.6 million to $7.6 million.

Operating income for NSP United States increased $3.3 million for the three months ended March 31, 2011, compared to the same period in 2010, from $0.5 million to $3.8 million. The increase in operating income is primarily the result of significant cost reductions in our selling, general and administrative expenses described above.

Operating income for NSP International increased approximately $1.2 million for the three months ended March 31, 2011, compared to the same period in 2010, from $0.8 million to $2.1 million, primarily as the result cost reductions within our foreign markets and positive change in foreign VAT reserves, offset in part by increased costs related to growth in our Russian markets.

Operating income for Synergy Worldwide increased $2.5 million for the three months ended March 31, 2011, compared to the same period in 2010, from an operating loss of $0.7 million to operating income of $1.8 million. This was primarily due to improvements in sales within its European, U.S, and Korean subsidiaries.

Other Income, Net

Other income, net for the three months ended March 31, 2011 decreased $2.6 million, compared to the same period in 2010. The decrease is primarily due to prior year foreign exchange gains of $3.7 million in Venezuela as a result of the devaluation of the bolivar and the change to a highly inflationary economy that were non-recurring, offset by net foreign exchange gains and losses in certain of our other markets based on changes in exchange rates.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended March 31, 2011 and 2010, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes (benefit), was a tax provision of 16.0 percent and a benefit of 37.5 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2011 was primarily attributed to net decreases in tax liabilities associated with uncertain tax positions due to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions, which resulted in a tax benefit of approximately $1.2 million.

The differences between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2010 were primarily attributed to:

•                  decreases in tax liabilities associated with uncertain tax positions due to the expiration of the statue of limitations on certain liabilities in various foreign jurisdictions, which resulted in a tax benefit of $1.4 million,

•                  foreign subsidiary net losses for which no tax benefit was being recognized, and

•                  the foreign exchange gain related to the implementation of highly-inflationary accounting for Venezuela recognized for financial reporting purposes, but not for income tax purposes.

The Company’s U.S. federal income tax returns for 2003 through 2009 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2009. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2006 through 2008 tax years.

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

Discontinued Operations

During 2010, we ceased our operations in Brazil as a result of increased import regulations and declining sales. As a result, we reclassified the Brazil subsidiary’s operations to discontinued operations. During 2011, there were no significant costs related to this market. This market represented less than 0.3 percent of our consolidated net sales for 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2011, working capital was $48.7 million, compared to $41.4 million as of December 31, 2010.  At March 31, 2011, we had $55.4 million in cash and cash equivalents, of which $43.9 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $5.8 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Operating activities	7,253	$3,512
Investing activities	477	(704)
Financing activities	—	—

For the three months ended March 31, 2011, we generated cash from operating activities of $7.3 million compared to $3.5 million for the same period in 2010. Operating cash flow improved due to growth in our operating income, the timing of payments for accrued volume incentives and income taxes payable, and was offset by the timing of payments and receipts for accounts receivable and accrued liabilities.

Capital expenditures related to the purchase of equipment, computer systems and software for the three months ended March 31, 2011 and 2010 were $0.2 million and $0.7 million, respectively.

During the three months ended March 31, 2011, we had cash proceeds of $0.7 million from the sale of available-for-sale investments.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Incentive Trip Accrual

We accrue expenses for incentive trips associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded.

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of March 31, 2011 and December 31, 2010, we did not consider any of our long-lived assets to be impaired.

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

Share-Based Compensation

We recognize all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their grant-date fair values. We record compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. We estimate the forfeiture rate based upon historical experience.

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

•                  significant legal disputes and adverse settlements;

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the heading “Risk Factors.”

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

Foreign Currency Risk

During the three months ended March 31, 2011, approximately 56.1 percent of our net sales revenue and approximately 55.6 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended March 31, 2011 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$92,844	$(2,939)	(3.2)%	$(4,216)	(4.5)%	$(6,465)	(7.0)%

Cost and expenses
Cost of goods sold	18,552	(545)	(2.9)%	(782)	(4.2)%	(1,198)	(6.5)%
Volume incentives	34,298	(1,107)	(3.2)%	(1,588)	(4.6)%	(2,435)	(7.1)%
Selling, general and administrative	32,373	(1,039)	(3.2)%	(1,490)	(4.6)%	$(2,285)	(7.1)%

Operating income	$7,621	$(248)	(3.3)%	$(356)	(4.7)%	$(547)	(7.2)%

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

The following table sets forth a composite sensitivity analysis of our financial instruments by those balance sheet line items that are subject to exchange rate risk, together with the total gain or loss from the strengthening of the U.S. dollar in relation to our various fluctuating functional currencies.  The sensitivity of our assets and liabilities, taken by balance sheet line items, is somewhat less than the sensitivity of our operating income to increases in the strength of the U.S. dollar in relation to other fluctuating currencies in which we conduct business.

Exchange rate sensitivity of Balance Sheet as of March 31, 2011 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$55,418	$(3,848)	(6.9)%	$(5,521)	(10.0)%	$(8,465)	(15.3)%
Available-for-sale investments	5,788	(242)	(4.2)%	(347)	(6.0)%	(532)	(9.2)%
Accounts receivable, net	10,671	(392)	(3.7)%	(563)	(5.3)%	(863)	(8.1)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	4,485	(80)	(1.8)%	(115)	(2.6)%	(176)	(3.9)%

Net Financial Instruments Subject to Exchange Rate Risk		(4,402)		(6,316)		(9,684)

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of March 31, 2011, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of March 31, 2011 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of March 31, 2011
Cash and Cash Equivalents
Japan (Yen)	$7,691	82.9
European Markets (Euro)	4,033	0.7
Canada (Dollar)	4,005	1.0
Mexico (Peso)	2,388	11.9
Colombia (Peso)	1,963	1,894.6
South Korea (Won)	1,540	1,105.8
Honduras (Lempira)	1,423	7.8
Indonesia (Rupiah)	1,179	8,748.9
Venezuela (Bolivar)	1,215	5.3
Other	7,073	Varies
Total foreign denominated cash and cash equivalents	32,510
U.S. dollars held by foreign subsidiaries	11,346
Total cash and cash equivalents held by foreign subsidiaries	$43,856

Accounts Receivable
Japan (Yen)	$1,172	82.9
Other	3,145	Varies
Total	$4,317

Finally, the following table sets forth the annual weighted average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which sales revenue exceeded $10.0 million during any of the two periods presented.  We use the annual average exchange rate for translating items from the statement of operations from local currencies into our reporting currency.

Three months ended March 31,	2011	2010
Canada (Dollar)	1.0	1.1
Japan (Yen)	81.6	90.7
Korea (Won)	1,122.3	1,149.6
Mexico (Peso)	12.0	12.8
Venezuela (Bolivar)	5.3	4.3

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the three months ended March 31, 2011 and 2010, Venezuela was considered to be highly inflationary. With the exception of Venezuela, there were no other countries considered to have a highly inflationary economy during the three months ended March 31, 2011 and 2010.

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

At this time, the Company is not able to estimate reasonably the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SITME rate. However, the Company has been successful repatriating funds from Venezuela for imported products using the SITME rate. The Company re-measures its results in Venezuela at the SITME rate, which was approximately 5.30 bolivars per U.S. dollar as of March 31, 2011.

As a result of the events described in the preceding paragraphs, the Company recorded a gain of $3.7 million in the first quarter of 2010 in connection with the re-measurement of its balance sheet to reflect the highly inflationary designation and the devaluation due to the negative position of the Company’s Venezuelan subsidiary’s net monetary assets, which is recorded in foreign exchange gains or losses, a part of other income. The success of future operations will be affected by several factors, including the Company’s ability to take actions to mitigate the effect of devaluation, further actions of the Venezuelan government and economic conditions in Venezuela, such as inflation and consumer spending.

During the three months ended March 31, 2011 and 2010, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.4 percent and 1.7 percent of consolidated net sales revenue, respectively. The Company’s Venezuelan subsidiary held total assets of 8.1 million and $8.0 million (which includes an intercompany receivables denominated in U.S. dollars of $2.0 million and $2.0 million) and net assets of $5.2 million and $4.2 million at March 31, 2011 and December 31, 2010, respectively.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On March 31, 2011, we had investments of $5.8 million of which $1.7 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

Please refer to Note 11 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as our recent SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2010, for information regarding the status of certain legal proceedings that have been previously reported.

Item 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business or our consolidated financial statements, results of operations, and cash flows. Additional risks not currently known to us, or risks that we currently believe are not material, may also impair our business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

NATURE’S SUNSHINE PRODUCTS, INC.

Date: May 6, 2011	/s/ Michael D. Dean
Michael D. Dean, President and Chief Executive Officer

Date: May 6, 2011	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer