Form 10-Q
period 2011-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2011-08-05
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of Common Stock, no par value, outstanding on July 29, 2011 was 15,559,402 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2011

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$62,998	$47,604
Accounts receivable, net of allowance for doubtful accounts of $730 and $918, respectively	8,955	5,947
Investments available for sale	6,969	6,470
Inventories	38,047	36,235
Deferred income tax assets	4,697	4,582
Prepaid expenses and other	5,704	5,700
Total current assets	127,370	106,538

Property, plant and equipment, net	26,072	27,391
Investment securities	1,636	1,778
Intangible assets, net	1,229	1,303
Deferred income tax assets	13,229	12,916
Other assets	10,338	9,489
	$179,874	$159,415

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,082	$4,855
Accrued volume incentives	19,913	18,619
Accrued liabilities	38,127	34,601
Deferred revenue	2,817	3,385
Income taxes payable	5,095	3,708
Total current liabilities	71,034	65,168

Liability related to unrecognized tax benefits	20,862	21,366
Deferred compensation payable	1,636	1,778
Other liabilities	2,778	2,721
Total long-term liabilities	25,276	25,865

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common stock, no par value; 50,000 shares authorized, 15,559 and 15,533 shares issued and outstanding as of June 30, 2011 and December 31, 2010	69,191	67,752
Retained earnings	20,514	8,278
Accumulated other comprehensive loss	(6,141)	(7,648)
Total shareholders’ equity	83,564	68,382
	$179,874	$159,415

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,
	2011	2010

Net sales revenue (net of the rebate portion of volume incentives of $11,356 and $10,976, respectively)	$91,811	$87,143
Cost and expenses:
Cost of goods sold	17,129	16,759
Volume incentives	33,390	32,546
Selling, general and administrative	33,240	34,565
	83,759	83,870
Operating income	8,052	3,273
Other expense, net	(420)	(902)

Income before provision for income taxes	7,632	2,371
Provision for income taxes	2,018	965
Net income from continuing operations	5,614	1,406
Loss from discontinued operations	—	(352)
Net income	$5,614	$1,054

Basic and diluted net income per common share

Basic:
Net income from continuing operations	$0.36	$0.09
Loss from discontinued operations	$—	$(0.02)
Net income	$0.36	$0.07

Diluted:
Net income from continuing operations	$0.36	$0.09
Loss from discontinued operations	$—	$(0.02)
Net income	$0.36	$0.07

Weighted average basic common shares outstanding	15,536	15,512
Weighted average diluted common shares outstanding	15,659	15,602

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Six Months Ended June 30,
	2011	2010

Net sales revenue (net of the rebate portion of volume incentives of $22,938 and $22,216, respectively)	$184,655	$173,933
Cost and expenses:
Cost of goods sold	35,681	34,676
Volume incentives	67,688	65,097
Selling, general and administrative	65,613	70,317
	168,982	170,090
Operating income	15,673	3,843
Other income (expense), net	(155)	1,999

Income before provision (benefit) for income taxes	15,518	5,842
Provision (benefit) for income taxes	3,282	(335)
Net income from continuing operations	12,236	6,177
Loss from discontinued operations	—	(970)
Net income	$12,236	$5,207

Basic and diluted net income per common share

Basic:
Net income from continuing operations	$0.79	$0.40
Loss from discontinued operations	$—	$(0.06)
Net income	$0.79	$0.34

Diluted:
Net income from continuing operations	$0.78	$0.40
Loss from discontinued operations	$—	$(0.06)
Net income	$0.78	$0.33

Weighted average basic common shares outstanding	15,535	15,511
Weighted average diluted common shares outstanding	15,591	15,597

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,236	$5,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(69)	(54)
Depreciation and amortization	2,117	2,152
Share-based compensation expense	1,144	218
Loss on sale of property and equipment	13	2
Deferred income taxes	(419)	(62)
Loss on restricted cash	—	497
Amortization of bond discount	10	11
Purchase of trading investment securities	(38)	(116)
Proceeds from sale of trading investment securities	226	60
Realized and unrealized (gains) losses on investments	(56)	59
Amortization of prepaid taxes related to gain on intercompany sales	—	542
Foreign exchange losses (gains)	1,237	(2,280)
Changes in assets and liabilities:
Accounts receivable	(2,860)	(4)
Inventories	(1,577)	2,010
Prepaid expenses and other current assets	49	(345)
Other assets	(691)	(76)
Accounts payable	326	710
Accrued volume incentives	1,101	1,369
Accrued liabilities	2,907	647
Deferred revenue	(568)	(834)
Income taxes payable	1,405	(2,429)
Liability related to unrecognized tax benefits	(510)	(1,986)
Deferred compensation payable	(142)	83
Net cash provided by operating activities	15,841	5,381
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(694)	(1,286)
Proceeds from sale of investments available for sale	2,382	—
Purchase of investments available for sale	(2,849)	—
Net cash used in investing activities	(1,161)	(1,286)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	295	27
Net cash provided by financing activities	295	27
Effect of exchange rates on cash and cash equivalents	419	350
Net increase in cash and cash equivalents	15,394	4,472
Cash and cash equivalents at the beginning of the period	47,604	35,538
Cash and cash equivalents at end of the period	$62,998	$40,010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,688	$3,506

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

The Company markets its products in Australia, Austria, Belarus, Canada, the Czech Republic, Colombia, Costa Rica, Denmark, the Dominican Republic, Ecuador, El Salvador, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. The Company also exports its products to several other countries, including Argentina, Australia, Chile, Israel, New Zealand and Norway.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of June 30, 2011, and for the three and six-month periods ended June 30, 2011 and 2010.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2011.

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

At this time, the Company is not able to estimate reasonably the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SITME rate. However, the Company has been successful repatriating funds from Venezuela for imported products using the SITME rate. The Company re-measures its results in Venezuela at the SITME rate, which was approximately 5.30 bolivars per U.S. dollar as of June 30, 2011.

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

During the three months ended June 30, 2011 and 2010, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.4 percent and 1.8 percent of consolidated net sales revenue, respectively. During the six months ended June 30, 2011 and 2010, its net sales revenue represented approximately 1.4 percent and 1.7 percent of consolidated net sales revenue, respectively. The Company’s Venezuelan subsidiary held total assets of $8,402 and $8,024 (which includes an intercompany receivable denominated in U.S. dollars of $2,043 and $1,978) and net assets of $5,220 and $4,185 at June 30, 2011 and December 31, 2010, respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 Fair Value Measurement (Topic 820): “Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This Update addresses how to measure fair value and requires new disclosures about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This Update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This update is effective for interim and annual periods beginning after December 15, 2011.

 (2)                  Discontinued Operations

During 2010, the Company ceased its operations in Brazil as a result of declining sales and increased regulatory restrictions, which made it difficult for the Company to register and sell key products in that market. This market was part of the Company’s NSP International segment.

The following table summarizes the operating results of the Company’s discontinued operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales Revenue	$—	$215	$—	$471

Loss before income tax provision	$—	$(352)	$—	$(970)
Income tax provision	—	—	—	—
Loss from discontinued operations, net of tax	$—	$(352)	$—	$(970)

The cash flows from our discontinued operations are included in the Company’s operating cash flows, but were insignificant.

(3)                     Inventories

Inventories consist of the following:

	June 30,	December 31,
	2011	2010
Raw Materials	$10,695	$9,177
Work in Progress	827	956
Finished Goods	26,525	26,102
	$38,047	$36,235

(4)                     Intangible Assets

At June 30, 2011 and December 31, 2010, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $534 and $460, and a net amount of $1,229 and $1,303, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended June 30, 2011 and 2010 was $37 and $29, respectively. Amortization expense for intangible assets for the six months ended June 30, 2011 and 2010 was $74 and $59, respectively.  Estimated amortization expense for each of the five succeeding fiscal years is $149.

(5)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,569	$68	$—	$1,637
U.S. government securities funds	984	—	(7)	977
Short-term deposits	3,931	—	—	3,931
Equity securities	228	196	—	424
Total short-term investment securities	$6,712	$264	$(7)	$6,969

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,883	$77	$—	$1,960
U.S. government securities funds	989	—	(15)	974
Short-term deposits	3,148	—	—	3,148
Equity securities	228	160	—	388
Total short-term investment securities	$6,248	$237	$(15)	$6,470

The municipal obligations held at a fair value of $1,637 at June 30, 2011 all mature in less than five years.

During the six-month periods ended June 30, 2011 and 2010, the proceeds from the sales of available-for-sale securities were $1,582 and $0, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the six-month periods ended June 30, 2011 and 2010, respectively.

The Company’s trading securities portfolio totaled $1,636 at June 30, 2011 and $1,778 at December 31, 2010, and generated losses of $6 and $70 for the three months ended June 30, 2011 and 2010, respectively and generated gains of $75 and losses of $26 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 and December 31, 2010, the Company had unrealized losses of $7 and $15, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the U.S. government securities funds.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income available to common stockholders
Net income from continuing operations	$5,614	$1,406	$12,236	$6,177
Loss from discontinued operations	—	(352)	—	(970)
Net income	$5,614	$1,054	$12,236	$5,207

Basic weighted average shares outstanding	15,536	15,512	15,535	15,511

Basic net income per common share:
Net income from continuing operations	$0.36	$0.09	$0.79	$0.40
Loss from discontinued operations	$—	$(0.02)	$—	$(0.06)
Net income	$0.36	$0.07	$0.79	$0.34

Diluted Shares Outstanding
Basic weighted average shares outstanding	15,536	15,512	15,535	15,511
Stock options	123	90	56	86
Diluted weighted average shares outstanding	15,659	15,602	15,591	15,597

Diluted net income per common share:
Net income from continuing operations	$0.36	$0.09	$0.78	$0.40
Loss from discontinued operations	$—	$(0.02)	$—	$(0.06)
Net income	$0.36	$0.07	$0.78	$0.33

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	661	50	455	50

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	202	416	534	430

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

(7)                     Comprehensive Income

The components of comprehensive income, net of tax, for the three and six months ended June 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended June 30,
	2011	2010
Net income	$5,614	$1,054
Foreign currency translation gain	986	296
Net unrealized gains (losses) on investment securities	12	(31)
Total comprehensive income	$6,612	$1,319

	Six Months Ended June 30,
	2011	2010
Net income	$12,236	$5,207
Foreign currency translation gain	1,485	1,573
Net unrealized gains (losses) on investment securities	22	(33)
Total comprehensive income	$13,743	$6,747

(8)                     Share-based Compensation

Stock option activity for the six months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2010	859	$9.20
Granted	630	10.84
Expired	(76)	9.67
Exercised	(26)	11.14
Options outstanding at June 30, 2011	1,387	9.88

During the six-month period ended June 30, 2011, the Company issued options to purchase 630 shares of common stock under the 2009 Incentive Plan to the Company’s executive officers, other employees and to new members of its Board of Directors, of which 505 were subject to achieving certain earnings metrics. These options were issued with a weighted-average exercise price of $10.84 per share, and a weighted-average grant date fair value of $5.13 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six-month period ended June 30, 2011:

2011
Expected life (in years)	3.0 to 4.0
Risk-free interest rate	0.7 to 1.2
Expected volatility	49.0 to 67.7
Dividend yield	0.0

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury obligation rate that corresponds with the option life.

The Company’s outstanding stock options include both non-qualified stock options, which vest over the expected life of the option grant, and performance-based stock options, which vest upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options.

Share-based compensation expense from non-qualified stock options for the three-month periods ended June 30, 2011 and 2010, was approximately $136 and $149, respectively; the related tax benefit was approximately $54 and $58, respectively. Share-based compensation expense from non-qualified stock options for the six-month periods ended June 30, 2011 and 2010, was approximately $224 and $218, respectively; the related tax benefit was approximately $88 and $85, respectively. As of June 30, 2011 and December 31, 2010, the unrecognized share-based compensation cost related to the grants described above was $1,045 and $451, respectively.

The Company recorded shared-based compensation expense of $920 and a related tax benefit of approximately $370 for the three and six months ended June 30, 2011 for the six and eight percent operating margin performance-based stock options. No share-based compensation costs for performance-based stock options were recorded for the same periods in 2010. Unrecognized share-based compensation related to these options was approximately $1,468. Should the Company attain a 10 percent margin, the Company could recognize up to $1,200 of additional stock compensation expense.

At June 30, 2011, the aggregate intrinsic value of outstanding options to purchase 1,387 shares of common stock, the exercisable options to purchase 316 shares of common stock and options to purchase 288 shares of common stock expected to vest was $13,307, $3,358 and $2,473, respectively. At December 31, 2010, the aggregate intrinsic value of options outstanding to purchase 859 shares of common stock was $855.

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

Reportable business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales revenue:
Nature’s Sunshine Products:
United States	$35,897	$36,219	$71,542	$72,881
International	33,055	34,318	69,602	70,498
	68,952	70,537	141,144	143,379
Synergy Worldwide	22,859	16,606	43,511	30,554
Total net sales revenue	91,811	87,143	184,655	173,933

Operating expenses:
Nature’s Sunshine Products:
United States	32,194	34,020	64,081	70,222
International	31,208	33,266	65,701	68,621
	63,402	67,286	129,782	138,843
Synergy Worldwide	20,357	16,584	39,200	31,247
Total operating expenses	83,759	83,870	168,982	170,090

Operating income (loss):
Nature’s Sunshine Products:
United States	3,703	2,199	7,461	2,659
International	1,847	1,052	3,901	1,877
	5,550	3,251	11,362	4,536
Synergy Worldwide	2,502	22	4,311	(693)
Total operating income (loss)	8,052	3,273	15,673	3,843

Other income (expense), net	(420)	(902)	(155)	1,999
Income before provision for income taxes	$7,632	$2,371	$15,518	$5,842

The Company moved its Dominican Republic market from the NSP United States segment to the NSP International segment during the quarter ended March 31, 2011, and has made conforming changes to the results presented above for the prior year periods. The net sales revenue and operating loss of this market for the three months ended June 30, 2010 were $1,247 and ($148), respectively. The net sales revenue and operating loss of this market for the six months ended June 30, 2010 were $2, 415 and ($237), respectively.

From an individual country perspective, only the United States comprises approximately 10 percent or more of consolidated net sales revenue for either of the three and six-month periods ended June 30, 2011 and 2010 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales revenue:
United States	$41,196	$40,092	$81,983	$79,323
Other	50,615	47,051	102,672	94,610
	$91,811	$87,143	$184,655	$173,933

Net sales revenue by product group has not been reported as management has determined that it is impracticable to accumulate such information.

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

	June 30, 2011	December 31, 2010
Property, plant and equipment:
United States	$19,283	$20,350
Venezuela	4,146	4,353
Other	2,643	2,688
Total property, plant and equipment	$26,072	$27,391

(10)              Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended June 30, 2011 and 2010, the Company’s provision for income taxes, as a percentage of income before income taxes was 26.4 percent and 40.7 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2011 and 2010, the Company’s provision for income taxes, as a percentage of income before income taxes was 21.1 percent and a benefit of 5.7 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective tax rates and the U.S. federal statutory tax rate for the three months ended June 30, 2011 was primarily attributed to a decrease in deferred tax liabilities related to taxes on foreign earnings.

The differences between the effective rate and the U.S. federal statutory rate for the three months ended June 30, 2010 were primarily attributed to increases due to foreign subsidiary net losses for which no tax benefit is currently being recognized, offset by decreases in tax liabilities associated with uncertain tax positions and the utilization of foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2011 was primarily attributed to net decreases in tax liabilities associated with uncertain tax positions due to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions, which resulted in a tax benefit of approximately $1,000.

The differences between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2010 were primarily attributed to:

•     decreases in tax liabilities associated with uncertain tax positions due to the expiration of the statue of limitations on certain liabilities in various foreign jurisdictions, which resulted in a tax benefit of $1,361;

•     foreign subsidiary net losses for which no tax benefit was being recognized; and

•     the foreign exchange gain related to the implementation of highly-inflationary accounting for Venezuela recognized for financial reporting purposes, but not for income tax purposes.

As of June 30, 2011, the Company had accrued $15,175 (net of $5,687 of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $15,679 (net of $5,687 of other assets related to competent authority and royalty benefits) as of December 31, 2010. This net decrease was primarily attributed to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions.

The Company’s U.S. federal income tax returns for 2003 through 2009 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2009. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 through 2008 tax years.

In October 2009, the IRS issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company has commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments.   Management believes that the Company has appropriately reserved for these matters, relating to all open periods, at an amount which it believes will ultimately be due upon resolution of the administrative proceedings, and such amounts reflect management’s estimates based upon available evidence resulting from discussions with the IRS Office of Appeals. These estimates are based upon a more-likely-than-not recognition threshold. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

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

NutriPlus Arbitration

In 1999 and 2000, the Company and Nutriplus LLC (“NutriPlus”) entered into an Asset Purchase Agreement and subsequent Settlement Agreement (together the “Purchase Agreement”) under which the Company acquired certain assets in order to establish its Russian business, and Nutriplus acquired rights to receive certain royalty payments from the Company expressed as a percentage of the Company’s net sales in its Russian business.

On July 12, 2010, the Company submitted a demand for arbitration to the American Arbitration Association (the “AAA”) naming NutriPlus as respondent. The Company sought a declaration of its rights and obligations, including with respect to royalty payments, and the calculation thereof, arising out of the Purchase Agreement.

On July 20, 2010, NutriPlus submitted its own demand for arbitration to the AAA naming the Company as respondent. NutriPlus alleged that the Company underpaid NutriPlus for royalties arising out of the Purchase Agreement. In arbitration, NutriPlus sought damages related to the alleged underpayment and a declaratory judgment with respect to the method the Company must use in determining the amount of royalties to pay NutriPlus in the future.

The arbitration demands were consolidated into a single proceeding, and the hearing was scheduled for July 2011.

On July 8, 2011, the Company and NutriPlus entered into a Settlement Agreement, wherein both parties settled all claims in the arbitration and bore their own costs associated with the arbitration. As a result of the settlement, the Company will pay NutriPlus $21,700 and all of the Company’s ongoing obligations under the Purchase Agreement were extinguished, including all obligations with respect to accrued unpaid royalties and all obligations to pay future royalties to NutriPlus in perpetuity. In 2010, the Company recorded total royalty costs for the year of approximately $5,553. The Company recorded royalty costs of approximately $1,290 and $1,259 for the three months ended June 30, 2011 and 2010, respectively, and $2,894 and $2,762for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, the Company had accrued $6,950 related to the liability for unpaid royalties to NutriPlus for the period from April 1, 2010 through June 30, 2011. The Company will apply such accrual to the settlement payment.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to VAT assessments and other civil litigation. Although there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any. Therefore, no provision for losses has been provided. The Company believes future payments related to these matters could range from $0 to approximately $1,700.

Non-income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of June 30, 2011 and December 31, 2010, accrued liabilities include $9,262 and $10,235, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$1,637	$—	$1,637
U.S. government security funds	977	—	—	977
Short-term deposits	—	3,931	—	3,931
Equity securities	424	—	—	424
Investment securities	1,636	—	—	1,636
Total assets measured at fair value on a recurring basis	$3,037	$5,568	$—	$8,605

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$1,960	$—	$1,960
U.S. government security funds	974	—	—	974
Short-term deposits	—	3,148	—	3,148
Equity securities	388	—	—	388
Investment securities	1,778	—	—	1,778
Total assets measured at fair value on a recurring basis	$3,140	$5,108	$—	$8,248

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

For the six months ended June 30, 2011 and for the year ended December 31, 2010, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value due to their short-term nature. During the six months ended June 30, 2011 and 2010, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Throughout this report, we refer to Nature’s Sunshine Products, Inc., together with its subsidiaries, as “we,” “us,” “our,” “Company” or “the Company.”

OVERVIEW

Nature’s Sunshine Products, Inc. and its subsidiaries are primarily engaged in the manufacturing and marketing of nutritional, herbal, weight management, energy and other complementary products. Nature’s Sunshine Products, Inc. is a Utah corporation with its principal place of business in Provo, Utah. We sell our products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies. We also sell our products through a separate division and operating business segment, Synergy Worldwide. Synergy Worldwide offers different marketing plans, Distributor compensation plans and products with formulations sufficiently different from those of the Nature’s Sunshine Products offerings to warrant its treatment as a separately reportable business segment.

We market our products in Australia, Austria, Belarus, Canada, the Czech Republic, Colombia, Costa Rica, Denmark, the Dominican Republic, Ecuador, El Salvador, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to several other countries, including Argentina, Australia, Chile, Israel, New Zealand and Norway.

During the second quarter of 2011, we experienced an increase in our consolidated net sales of 5.4 percent. Our Synergy Worldwide business segment (“Synergy Worldwide”) experienced an increase in net sales revenue of approximately 37.7 percent (or 29.5 percent in local currencies excluding the positive impact of foreign currency fluctuations). Our Nature’s Sunshine Products International business segment (“NSP International”) experienced a decrease in net sales of approximately 3.7 percent compared to the same period in 2010, and a decrease in local currency net sales of 5.2 percent (excluding the positive impact of foreign currency fluctuations), while our domestic business segment (“NSP United States”) net sales decreased approximately 0.9 percent. The significant sales revenue growth was from our Synergy European, Korean, United States markets and our NSP Russian market during the second quarter of 2011. Gains in these markets were partially offset by decreases in our NSP Dominican Republic, NSP and Synergy Japan and NSP Mexico markets.

Over the same period, selling, general and administrative costs as a percentage of net sales revenue for the quarter decreased from 39.7 percent in the prior year to 36.2 percent in the current year as a result of revenue growth (primarily in Synergy), and successful efforts to reduce operating costs in all of our operating segments. We continue to implement cost reduction measures within all of our operating segments.

As a result of our overall growth in net sales revenue and reductions in operating expenses, our operating income for the quarter increased from 3.8 percent in the prior year to 8.8 percent of net sales revenue in the current year.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. A person who joins our independent sales force begins as a “Distributor.” A Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities. Active Managers worldwide totaled approximately 29,600 and 30,600 at June 30, 2011 and 2010, respectively. Active Distributors and customers worldwide totaled approximately 675,100 and 687,500 at June 30, 2011 and 2010, respectively.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended June 30, 2011 and 2010 (dollar amounts in thousands).

					Change from
	2011		2010		2011 to 2010
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$91,811	100.0%	$87,143	100.0%	$4,668	5.4%

Costs and expenses:
Cost of goods sold	17,129	18.6	16,759	19.2	370	2.2
Volume incentives	33,390	36.4	32,546	37.3	844	2.6
SG&A expenses	33,240	36.2	34,565	39.7	(1,325)	(3.8)
Total operating expenses	83,759	91.2	83,870	96.2	(111)	(0.1)
Operating income	8,052	8.8	3,273	3.8	4,779	146.0
Other income, net	(420)	(0.5)	(902)	(1.1)	482	53.4
Income before provision for income taxes	7,632	8.3	2,371	2.7	5,261	221.9
Provision for income taxes	2,018	2.2	965	1.1	1,053	109.1
Net income from continuing operations	5,614	6.1	1,406	1.6	4,208	299.3
Loss from discontinued operations	—	—	(352)	(0.4)	352	100.0
Net income	$5,614	6.1%	$1,054	1.2%	$4,560	432.6%

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the six months ended June 30, 2011 and 2010 (dollar amounts in thousands).

					Change from
	2011		2010		2011 to 2010
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$184,655	100.0%	$173,933	100.0%	$10,722	6.2%

Costs and expenses:
Cost of goods sold	35,681	19.3	34,676	20.0	1,005	2.9
Volume incentives	67,688	36.7	65,097	37.4	2,591	4.0
SG&A expenses	65,613	35.5	70,317	40.4	(4,704)	(6.7)
Total operating expenses	168,982	91.5	170,090	97.8	(1,108)	(0.7)
Operating income	15,673	8.5	3,843	2.2	11,830	307.8
Other income, net	(155)	(0.1)	1,999	1.1	(2,154)	(107.8)
Income before provision (benefit) for income taxes	15,518	8.4	5,842	3.3	9,676	165.6
Provision (benefit) for income taxes	3,282	1.8	(335)	(0.2)	3,617	1,079.7
Net income from continuing operations	12,236	6.6	6,177	3.5	6,059	98.1
Loss from discontinued operations	—	—	(970)	(0.5)	970	100.0
Net income	$12,236	6.6%	$5,207	3.0%	$7,029	135.0%

Net Sales Revenue

Consolidated net sales revenue for the three and six months ended June 30, 2011 was $91.8 million and $184.7 million compared to $87.1 million and $173.9 million for the same periods in 2010, increases of approximately 5.4 percent and 6.2 percent, respectively. The increases in net sales revenue for the three and six months ended June 30, 2011 compared to the same periods in 2010, are primarily due to improvements in our Synergy Worldwide segment, partially offset by a declines in our NSP United States and NSP International segments.

NSP United States Segment

Net sales revenue for our NSP United States segment for the three and six months ended June 30, 2011 was $35.9 million and $71.5 million compared to $36.2 million and $72.9 million for the same periods in 2010, or decreases of 0.9 percent and 1.8 percent, respectively, in 2011 compared to 2010. Shifting the timing of our national convention from the fall of 2010 to the spring of 2011 negatively affected Manager retention and Distributor and customer recruiting efforts during the prior year, and has continued to adversely affect our sales during the current year. Net sales revenue also decreased compared to the same period in the prior year due to changes to some of our less profitable promotional programs.

The NSP United States segment includes both English and Spanish language sales divisions, of which the English language division is approximately 80 percent of segment net sales revenue. English language division net sales revenue decreased $0.1 million and $0.7 million for the three and six months ended June 30, 2011, or 0.2 percent and 1.2 percent, respectively, compared to the same periods in 2010. Our Spanish language division net sales revenue decreased $0.3 million and $0.7 million, or 3.3 percent and 4.2 percent, respectively, for the three and six months ended June 30, 2011, compared to the same periods in 2010. While both the English and Spanish language divisions were significantly affected by shifting the timing of the national convention from 2010 to 2011 and the corresponding effect on Manager, Distributor and customer retention, the change to some of our promotional programs had a more significant impact on our Spanish language division.

During our National Convention held in March 2011, we launched the Brilliant Body, Brilliant Business. This significant initiative aims to expand our Manager and Distributor base by emphasizing daily consumption of our products and providing an easier and more standardized approach for recruiting and retaining new members. This program is in its early development stage and it is our intention to build the program over the next few years.

Active Managers within NSP United States totaled approximately 6,200 and 7,300 at June 30, 2011 and 2010, respectively. The decrease in the number of active Managers was caused by the discontinuance of a program that allowed Distributors to attain Manager status by meeting low performance criteria and the lingering effect of shifting the timing of our national convention. Active Distributors and customers within NSP United States totaled approximately 194,200 and 231,400 at June 30, 2011 and 2010, respectively. The number of active Distributors and customers decreased due to changes to some of our less profitable recruiting and retention programs and the negative effects of shifting the timing of our national convention from the fall of 2010 to the spring of 2011.

NSP International Segment

Our NSP International segment reported net sales revenue for the three and six months ended June 30, 2011 of $33.1 million and $69.6, compared to $34.3 million and $70.5 million for the same periods in 2010, decreases of approximately 3.7 percent and 1.3 percent, respectively. In local currencies, net sales decreased 5.2 percent and 2.7 percent, respectively, compared to the same periods in 2010. Fluctuation in foreign exchange rates had a $0.5 million and $1.0 million favorable impact on net sales for the three and six months ended June 30, 2011, respectively. The decrease in sales is due to lower local currency sales in our Dominican Republic, Japan and Mexico markets, offset by higher sales in our Russian markets and positive currency fluctuations.

Notable activity in the following markets contributed to the results of our NSP International segment:

In our Russian markets (Russia, Ukraine and several other Eastern European nations), net sales revenues increased approximately $0.3 million and $1.3 million, or 2.4 percent and 4.7 percent, for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Our Russian markets continue to build on the momentum gained in the prior year as a result of improved Manager and Distributor recruiting efforts and strengthening economies in the region. However, this growth has been slowed by a growing debt crisis in Belarus, which has affected our Belarusian Distributors’ ability to obtain foreign currency to purchase our products and may impact our growth in this country going forward. Our sales in Belarus were $0.8 million lower for the three and six months ended June 30, 2011, compared to the same periods in 2010.

In Japan, our net sales revenues decreased approximately $0.1 million and $0.3 million, or 5.8 percent and 7.7 percent, for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. In local currency, net sales decreased 15.8 percent and 17.9 percent, respectively, compared to the same periods in 2010. Fluctuations in foreign exchange rates had a $0.2 million and $0.4 million favorable impact on net sales for the three and six months ended June 30, 2011. The decrease in local currency sales is partially due to the recent earthquake, tsunami and subsequent nuclear disasters, which has suppressed consumer confidence and spending and has made it difficult to ship ordered products, as well as retain active Distributors.  Our future sales may be negatively affected while Japan rebuilds and recovers from these recent disasters.

In Mexico, our net sales revenues decreased approximately $0.8 million and $1.1 million, or 20.0 percent and 14.7 percent, for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. In local currency, net sales decreased 25.0 percent and 20.0 percent, respectively, compared to the same periods in 2010. Fluctuations in foreign exchange rates had a $0.2 million and $0.4 million favorable impact on net sales for the three and six months ended June 30, 2011. We believe the decrease in local currency net sales is principally due the continuing effects of a tax law interpretation by the Mexican taxing authority requiring the collection of value-added tax on all of our products sold in Mexico and our compliance with this interpretation.

In the Dominican Republic, our net sales revenues decreased approximately $0.6 million and $1.0 million, or 50.0 percent and 41.7 percent, for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease in sales is due to the elimination of promotional programs and events which historically had promoted sales growth, but did not produce profitable results.

Active Managers within NSP International totaled approximately 20,900 and 21,300 at June 30, 2011 and 2010, respectively. Active Distributors and customers within NSP International totaled approximately 398,000 and 377,000 at June 30, 2011 and 2010 respectively.

Synergy Worldwide Segment

Synergy Worldwide reported net sales revenue for the three and six months ended June 30, 2011 of $22.9 million and $43.5 million, compared to $16.6 million and $30.6 million in 2010, increases of approximately 37.7 percent and 42.4 percent, respectively. In local currencies, net sales increased 29.5 percent and 35.5 percent for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Fluctuations in foreign exchange rates had a $1.4 million and $2.1 million favorable impact on net sales for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase in net sales was primarily due to growth in our United States, Korean and European markets, and the opening of our Vietnam market, offset by sales declines in our Japan market.

Notable activity in the following markets contributed to the results of our Synergy Worldwide segment:

In the United States, our net sales revenues increased approximately $1.4 million and $4.0 million, or 35.9 percent and 62.5 percent, for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  Our growth within the Unites States is due to effective Company and Manager sales and marketing efforts of a well-accepted product offering, which has resulted in the growth of our U.S. Distributor base.

In Europe, our net sales revenues increased approximately $2.6 million and $4.8 million, or 92.9 percent and 90.6 percent, for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. In local currency, our net sales increased 75.0 percent and 81.1 percent, respectively, compared to the same periods in 2010.  Fluctuations in foreign exchange rates had a $0.4 million and $0.5 million favorable impact on net sales for the three and six months ended June 30, 2011 compared to the same periods in 2010. Our growth in Europe is due to strong Distributor marketing and development, causing increased market penetration primarily within Austria, Norway and Sweden.

In Korea, our net sales revenues increased approximately $2.5 million and $3.8 million, or 104.2 percent and 84.4 percent, for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. In local currency, our net sales increased 91.7 percent and 75.6 percent, compared to the same periods in 2010.  Fluctuations in foreign exchange rates had a $0.3 million and $0.4 million favorable impact on net sales for the three and six months ended June 30, 2011, compared to the same periods in 2010. Our growth in Korea is due to strong and productive Company and Manager development of sales groups and a broader product line that is well accepted in the market.

In Japan, our net sales revenues decreased approximately $0.4 million and $0.8 million, or 10.8 percent and 7.7 percent, for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  In local currency, net sales decreased 21.6 percent and 16.7 percent compared to the same periods in 2010. Fluctuations in foreign exchange rates had a $0.4 million and $0.7 million favorable impact on net sales for the three and six months ended June 30, 2011, compared to the same periods in 2010. The strengthening of the business in Japan was stalled by the recent earthquake, tsunami and subsequent nuclear disaster.  Our future sales may be negatively affected while Japan rebuilds and recovers from these recent disasters.

Active Managers within Synergy Worldwide totaled approximately 2,500 and 2,000 at June 30, 2011 and 2010, respectively. Active Distributors and customers within Synergy Worldwide totaled approximately 82,900 and 79,100 at June 30, 2011 and 2010, respectively.

Further information related to NSP United States, NSP International and Synergy Worldwide business segments is set forth in Note 9 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased to 18.6 percent and 19.3 percent for the three and six months ended June 30, 2011, compared to 19.2 percent and 20.0 percent for the same periods in 2010. These decreases are primarily due to the reductions in product and material write-offs, changes in product mix between markets and lower raw material costs, primarily offset by increased importation fees related to higher transfer prices within some of our foreign markets.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our various operations.  Volume incentives as a percent of net sales revenue decreased to 36.4 percent and 36.7 percent for the three and six months in 2011, compared to 37.3 percent and 37.4 percent for the same periods in 2010. The decreases are primarily due to reductions in volume incentive payment rates due to our lower Manager and Distributor base within the NSP United States segment and an increase in product purchases with a lower volume incentive in Synergy Worldwide.

Selling, General and Administrative

Selling, general and administrative expenses decreased to 36.2 percent and 35.5 percent of net sales revenue for the three and six months ended June 30, 2011, compared to 39.7 percent and 40.4 percent in 2010, or by approximately $1.3 million and $4.7 million to $33.2 million and $65.6 million for the three and six months ended June 30, 2011, respectively.

Significant increases to selling, general and administrative expenses during the three and six months ended June 30, 2011, compared to the same period in 2010 included:

•                  increased variable costs of $1.1 million and $2.0 million, respectively, related to the sales growth of Synergy Worldwide in Europe, Korea, the United States and Vietnam as well as NSP International in the Russian markets;

•                  approximately $0.5 million and $1.0 million, respectively, of unfavorable currency fluctuations;

•                  approximately $0.9 million and $0.9 million, respectively, due to the recognition of performance-based stock compensation costs based upon the Company’s determination that it is probable the related performance metrics will be achieved; and

•                  approximately $1.1 million and $1.5 million, respectively, in professional fees related to litigation costs.

Significant decreases to selling, general and administrative expenses during the three and six months ended June 30, 2011, compared to the same period in 2010 included:

•                  decreased administrative costs of $0.9 million and $2.4 million, respectively, in U.S. convention and promotion related costs due to the differences in event qualification periods between years;

•                  decreased U.S. compensation and other benefit related costs of $0.6 million and $1.6 million, respectively;

•                  cost reductions in many of our foreign markets totaling approximately $1.7 million and $2.6 million, respectively;

•                  a $0.7 million and $1.1 million decrease in foreign value-added tax reserves between periods; and

•                  a decrease of $0.4 million and $0.8 million, respectively, related to our U.S. healthcare costs during 2011.

We continue to implement cost reduction measures within all of our operating segments.

Operating Income

Consolidated operating income increased approximately $4.8 million during the three months ended June 30, 2011, compared to the same period in 2010, from $3.3 million to $8.1 million. For the six months ended June 30, 2011, operating income increased approximately $11.8 million, compared to the same period in 2010, from $3.8 million to $15.7 million. Operating income increased to 8.8 percent and 8.5 percent of net sales from the three and six months ended June 30, 2011, compared to 3.8 percent and 2.2 percent for the same periods in 2010, respectively.

Operating income for NSP United States increased $1.5 and $4.8 million for the three and six months ended June 30, 2011, compared to the same period in 2010, from $2.2 million and $2.7 million to $3.7 million and $7.5 million, respectively. The increase in operating income is primarily the result of significant cost reductions in our selling, general and administrative expenses described above.

Operating income for NSP International increased approximately $0.8 million and $2.0 for the three and six months ended June 30, 2011, compared to the same periods in 2010, from $1.1 million and $1.9 million to $1.8 million and $3.9 million, respectively, primarily as the result of revenue growth in our Russian markets, and cost reductions within our foreign markets and positive changes in foreign VAT reserves.

Operating income for Synergy Worldwide increased $2.5 million and $5.0 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, from break-even and an operating loss of $0.7 million to operating income of $2.5 million and $4.3 million, respectively. This was primarily due to improvements in sales within its European, U.S, and Korean subsidiaries.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2011 increased $0.5 million and decreased $2.2 million, respectively, compared to the same periods in 2010. The year-to-date decrease is primarily due to prior year foreign exchange gains of $3.7 million in Venezuela as a result of the devaluation of the bolivar and the change to a highly inflationary economy that were non-recurring, offset by net foreign exchange gains and losses in certain of our other markets based on changes in exchange rates.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended June 30, 2011 and 2010, the Company’s provision for income taxes, as a percentage of income before income taxes was 26.4 percent and 40.7 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2011 and 2010, the Company’s provision for income taxes, as a percentage of income before income taxes was 21.1 percent and a benefit of 5.7 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective tax rates and the U.S. federal statutory tax rate for the three months ended June 30, 2011 was primarily attributed to a decrease in deferred tax liabilities related to taxes on foreign earnings.

The differences between the effective rate and the U.S. federal statutory rate for the three months ended June 30, 2010 were primarily attributed to increases due to foreign subsidiary net losses for which no tax benefit is currently being recognized, offset by decreases in tax liabilities associated with uncertain tax positions and the utilization of foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2011 was primarily attributed to net decreases in tax liabilities associated with uncertain tax positions due to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions, which resulted in a tax benefit of approximately $1.0 million.

The differences between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2010 were primarily attributed to:

•     decreases in tax liabilities associated with uncertain tax positions due to the expiration of the statue of limitations on certain liabilities in various foreign jurisdictions, which resulted in a tax benefit of $1.4 million;

•     foreign subsidiary net losses for which no tax benefit was being recognized; and

•     the foreign exchange gain related to the implementation of highly-inflationary accounting for Venezuela recognized for financial reporting purposes, but not for income tax purposes.

The Company’s U.S. federal income tax returns for 2003 through 2009 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2009. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2006 through 2009 tax years.

In October 2009, the IRS issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company has commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments.  Management believes that the Company has appropriately reserved for these matters, relating to all open periods, at an amount which it believes will ultimately be due upon resolution of the administrative proceedings, and such amounts reflect management’s estimates based upon available evidence resulting from discussions with the IRS Office of Appeals. These estimates are based upon a more-likely-than-not recognition threshold. The Company is currently unable to determine the outcome of these discussions and their related impact, if any, on the Company’s financial condition, results of operations, or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2011, working capital was $56.3 million, compared to $41.4 million as of December 31, 2010.  At June 30, 2011, we had $63.0 million in cash and cash equivalents, of which $40.3 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $7.0 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Operating activities	$15,841	$5,381
Investing activities	(1,161)	(1,286)
Financing activities	295	27

For the six months ended June 30, 2011, we generated cash from operating activities of $15.8 million compared to $5.4 million for the same period in 2010. Operating cash flow improved due to growth in our operating income and the timing of payments for accrued liabilities and income taxes payable, and was offset by the timing of payments and receipts for accounts receivable and inventory.

Capital expenditures related to the purchase of equipment, computer systems and software for the six months ended June 30, 2011 and 2010 were $0.7 million and $1.3 million, respectively.

During the six months ended June 30, 2011, we had cash proceeds of $2.4 million from the sale of available-for-sale investments. During the same period we used cash of $2.8 million to purchase available-for-sale investments.

The Company is in the process of completing the negotiation of a long-term revolving credit facility that will allow us to borrow up to $15.0 million. We believe that, with this credit facility in place, our working capital requirements can be met for the foreseeable future with cash generated from our operating activities, our available cash and cash equivalents, and draws on the credit facility. However, among other things, a prolonged economic downturn, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

In addition, the Company is also in the process of completing the negotiation of a $10.0 million term credit facility repayable over three years  and secured by the Company’s manufacturing facility in Spanish Fork, Utah.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of June 30, 2011 and December 31, 2010, we did not consider any of our long-lived assets to be impaired.

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

Share-Based Compensation

Our outstanding stock options include both non-qualified stock options, which vest over the expected life of the option grant and performance based stock options that vest upon achieving  operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options.

We recognize all share-based payments to employees, including grants of employee stock options, in the statement of operations based on their grant-date fair values. We record compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. We estimate the forfeiture rate based upon historical experience.

For performance-based stock options, we perform a review each reporting period to determine if the associated earnings metrics for each option have been achieved and consider other pertinent information available to the Company.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in several countries and intend to continue to grow our international operations. Net sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment.

Foreign Currency Risk

During the six months ended June 30, 2011, approximately 55.6 percent of our net sales revenue and approximately 55.3 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended June 30, 2011 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$91,811	$(3,077)	(3.4)%	$(4,416)	(4.8.)%	$(6,770)	(7.4)%

Cost and expenses
Cost of goods sold	17,129	(534)	(3.1)%	(766)	(4.5)%	(1,175)	(6.9)%
Volume incentives	33,390	(1,164)	(3.5)%	(1,671)	(5.0)%	(2,562)	(7.7)%
Selling, general and administrative	33,240	(1,013)	(3.0)%	(1,454)	(4.4)%	$(2,229)	(6.7)%

Operating income	$8,052	$(366)	(4.5)%	$(525)	(6.5)%	$(804)	(10.0)%

Exchange rate sensitivity for the six months ended June 30, 2011 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$184,655	$(6,016)	(3.3)%	$(8,632)	(4.7)%	$(13,235)	(7.2)%

Cost and expenses
Cost of goods sold	35,681	(1,079)	(3.0)%	(1,548)	(4.3)%	(2,373)	(6.7)%
Volume incentives	67,668	(2,271)	(3.4)%	(3,259)	(4.8)%	(4,997)	(7.4)%
Selling, general and administrative	65,613	(2,052)	(3.1)%	(2,944)	(4.5)%	$(4,514)	(6.9)%

Operating income	$15,673	$(614)	(3.9)%	$(881)	(5.6)%	$(1,351)	(8.6)%

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

Exchange rate sensitivity of Balance Sheet as of June 30, 2011 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$62,998	$(3,500)	(5.6)%	$(5,020)	(8.0)%	$(7,698)	(12.2)%
Accounts receivable, net	8,955	(396)	(4.4)%	(568)	(6.3)%	(871)	(9.7)%
Available-for-sale investments	6,969	(357)	(5.1)%	(513)	(7.4)%	(786)	(11.3)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,082	(76)	(1.5)%	(109)	(2.1)%	(168)	(3.3)%

Net Financial Instruments Subject to Exchange Rate Risk		(4,177)		(5,992)		(9,187)

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of June 30, 2011, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of June 30, 2011 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of June 30, 2011
Cash and Cash Equivalents
Canada (Dollar)	$4,734	1.0
European Markets (Euro)	4,577	0.7
Japan (Yen)	3,962	81.0
Mexico (Peso)	2,773	11.8
Colombia (Peso)	1,998	1,783.0
Honduras (Lempira)	1,494	7.8
Indonesia (Rupiah)	1,056	8,620.0
Venezuela (Bolivar)	1,408	5.3
Other	8,821	Varies
Total foreign denominated cash and cash equivalents	30,823
U.S. dollars held by foreign subsidiaries	9,437
Total cash and cash equivalents held by foreign subsidiaries	$40,260

Accounts Receivable
Japan (Yen)	$1,163	81.0
Other	3,191	Varies
Total	$4,354

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

Six months ended June 30,	2011	2010
Canada (Dollar)	1.0	1.0
Japan (Yen)	81.9	91.4
Korea (Won)	1,103.2	1,158
Mexico (Peso)	11.9	12.7
Venezuela (Bolivar)	5.3	4.2

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the six months ended June 30, 2011 and 2010, Venezuela was considered to be highly inflationary. With the exception of Venezuela, there were no other countries considered to have a highly inflationary economy during the six months ended June 30, 2011 and 2010.

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

At this time, the Company is not able to estimate reasonably the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SITME rate. However, the Company has been successful repatriating funds from Venezuela for imported products using the SITME rate. The Company re-measures its results in Venezuela at the SITME rate, which was approximately 5.30 bolivars per U.S. dollar as of June 30, 2011.

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

During the three months ended June 30, 2011 and 2010, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.4 percent and 1.8 percent of consolidated net sales revenue, respectively. During the six months ended June 30, 2011 and 2010, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.4 percent and 1.7 percent of consolidated net sales revenue, respectively. The Company’s Venezuelan subsidiary held total assets of $8.4 million and $8.0 million (which includes an intercompany receivables denominated in U.S. dollars of $2.0 million and $2.0 million) and net assets of $5.2 million and $4.2 million at June 30, 2011 and December 31, 2010, respectively.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On June 30, 2011, we had investments of $7.0 million of which $1.6 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*

The following financial information from the quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)           Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: August 5, 2011	/s/ Michael D. Dean
Michael D. Dean, President and Chief Executive Officer

Date: August 5, 2011	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer