Form 10-Q
period 2011-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2011-11-08
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Common Stock, no par value, outstanding on October 31, 2011 was 15,566,802 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2011

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$54,103	$47,604
Accounts receivable, net of allowance for doubtful accounts of $686 and $918, respectively	11,765	5,947
Investments available for sale	4,551	6,470
Inventories	38,454	36,235
Deferred income tax assets	4,976	4,582
Prepaid expenses and other	5,052	5,700
Total current assets	118,901	106,538

Property, plant and equipment, net	25,208	27,391
Investment securities	1,423	1,778
Intangible assets, net	1,191	1,303
Deferred income tax assets	16,866	12,916
Other assets	11,594	9,489
	$175,183	$159,415

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,130	$4,855
Accrued volume incentives	19,789	18,619
Accrued liabilities	29,777	34,601
Deferred revenue	3,042	3,385
Current installments of long-term debt	3,283	—
Income taxes payable	4,503	3,708
Total current liabilities	65,524	65,168

Liability related to unrecognized tax benefits	18,559	21,366
Long-term debt	6,717	—
Deferred compensation payable	1,423	1,778
Other liabilities	2,574	2,721
Total long-term liabilities	29,273	25,865

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock, no par value, 50,000 shares authorized, 15,567 and 15,533 shares issued and outstanding as of September 30, 2011 and December 31, 2010	70,043	67,752
Retained earnings	18,258	8,278
Accumulated other comprehensive loss	(7,915)	(7,648)
Total shareholders’ equity	80,386	68,382
	$175,183	$159,415

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,
	2011	2010

Net sales revenue (net of the rebate portion of volume incentives of $10,877 and $10,726, respectively)	$91,102	$86,096
Cost and expenses:
Cost of goods sold	16,879	16,632
Volume incentives	32,733	32,065
Selling, general and administrative	31,845	33,523
Contract termination costs	14,750	—
	96,207	82,220
Operating income (loss)	(5,105)	3,876
Other income, net	1,204	375

Income (loss) before provision for income taxes	(3,901)	4,251
(Benefit) provision for income taxes	(1,645)	1,573
Net income (loss) from continuing operations	(2,256)	2,678
Loss from discontinued operations	—	(8,418)
Net loss	$(2,256)	$(5,740)

Basic and diluted net income (loss) per common share

Basic:
Net income (loss) from continuing operations	$(0.14)	$0.17
Loss from discontinued operations	$—	$(0.54)
Net loss	$(0.14)	$(0.37)

Diluted:
Net income (loss) from continuing operations	$(0.14)	$0.17
Loss from discontinued operations	$—	$(0.54)
Net loss	$(0.14)	$(0.37)

Weighted average basic common shares outstanding	15,562	15,514
Weighted average diluted common shares outstanding	15,562	15,612

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Amounts in thousands, except per share information)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Net sales revenue (net of the rebate portion of volume incentives of $33,815 and $32,942, respectively)	$275,757	$260,029
Cost and expenses:
Cost of goods sold	52,560	51,308
Volume incentives	100,421	97,162
Selling, general and administrative	97,458	103,840
Contract termination costs	14,750	—
	265,189	252,310
Operating income	10,568	7,719
Other income, net	1,049	2,374

Income before provision for income taxes	11,617	10,093
Provision for income taxes	1,637	1,238
Net income from continuing operations	9,980	8,855
Loss from discontinued operations	—	(9,388)
Net income (loss)	$9,980	$(533)

Basic and diluted net income per common share

Basic:
Net income from continuing operations	$0.64	$0.57
Loss from discontinued operations	$—	$(0.60)
Net income (loss)	$0.64	$(0.03)

Diluted:
Net income from continuing operations	$0.64	$0.57
Loss from discontinued operations	$—	$(0.60)
Net income (loss)	$0.64	$(0.03)

Weighted average basic common shares outstanding	15,544	15,512
Weighted average diluted common shares outstanding	15,674	15,606

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,980	$(533)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Write-off of cumulative translation adjustments	—	7,364
Provision for doubtful accounts	(101)	182
Depreciation and amortization	3,204	3,243
Share-based compensation expense	1,917	325
Loss on sale of property and equipment	14	50
Deferred income taxes	(4,419)	146
Loss on restricted cash	—	497
Amortization of bond discount	13	17
Purchase of trading investment securities	(59)	(141)
Proceeds from sale of trading investment securities	338	109
Realized and unrealized losses (gains) on investments	25	(93)
Amortization of prepaid taxes related to gain on intercompany sales	—	813
Foreign exchange losses (gains)	106	(3,231)
Changes in assets and liabilities:
Accounts receivable	(5,691)	198
Inventories	(2,313)	3,224
Prepaid expenses and other current assets	607	(595)
Other assets	(2,155)	(420)
Accounts payable	428	425
Accrued volume incentives	1,224	1,216
Accrued liabilities	(4,554)	2,552
Deferred revenue	(343)	(1,286)
Income taxes payable	848	(6,704)
Liability related to unrecognized tax benefits	(2,834)	2,750
Deferred compensation payable	(355)	112
Net cash (used in) provided by operating activities	(4,120)	10,220
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,117)	(2,118)
Proceeds from sale of investments available for sale	5,650	109
Purchase of investments available for sale	(3,867)	—
Net cash provided by (used in) investing activities	666	(2,009)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	10,000	—
Proceeds from the exercise of stock options	372	31
Net cash provided by financing activities	10,372	31
Effect of exchange rates on cash and cash equivalents	(419)	1,877
Net increase in cash and cash equivalents	6,499	10,119
Cash and cash equivalents at the beginning of the period	47,604	35,538
Cash and cash equivalents at end of the period	$54,103	$45,657
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$7,851	$4,797

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of September 30, 2011, and for the three and nine-month periods ended September 30, 2011 and 2010.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2011.

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

At this time, the Company is not able to reasonably estimate the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SITME rate. However, the Company has been successful repatriating funds from Venezuela for imported products using the SITME rate. The Company re-measures its results in Venezuela at the SITME rate, which was approximately 5.3 bolivars per U.S. dollar as of September 30, 2011.

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

During the three months ended September 30, 2011 and 2010, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.4 percent and 2.0 percent of consolidated net sales revenue, respectively. During the nine months ended September 30, 2011 and 2010, its net sales revenue represented approximately 1.4 percent and 1.8 percent of consolidated net sales revenue, respectively. The Company’s Venezuelan subsidiary held total assets of $8,471 and $8,024 (which includes an intercompany receivable denominated in U.S. dollars of $2,076 and $1,978) and net assets of $5,444 and $4,185 at September 30, 2011 and December 31, 2010, respectively.

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

The following table summarizes the operating results of the Company’s discontinued operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales revenue	$—	$211	$—	$682

Loss before income tax provision	$—	$(8,418)	$—	$(9,388)
Income tax provision	—	—	—	—
Loss from discontinued operations, net of tax	$—	$(8,418)	$—	$(9,388)

The cash flows from our discontinued operations are included in the Company’s operating cash flows, but were insignificant.

(3)       Inventories

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Raw Materials	$10,727	$9,177
Work in Progress	1,059	956
Finished Goods	26,668	26,102
	$38,454	$36,235

(4)       Intangible Assets

At September 30, 2011 and December 31, 2010, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $571 and $460, and a net amount of $1,191 and $1,303, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended September 30, 2011 and 2010 was $37 and $30, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2011 and 2010 was $111 and $89, respectively.  Estimated amortization expense for each of the five succeeding fiscal years thereafter is $149.

(5)       Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,365	$66	$—	$1,431
U.S. government securities funds	982	—	(1)	981
Short-term deposits	1,783	—	—	1,783
Equity securities	228	133	(5)	356
Total short-term investment securities	$4,358	$199	$(6)	$4,551

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,883	$77	$—	$1,960
U.S. government securities funds	989	—	(15)	974
Short-term deposits	3,148	—	—	3,148
Equity securities	228	160	—	388
Total short-term investment securities	$6,248	$237	$(15)	$6,470

The municipal obligations held at a fair value of $1,431 at September 30, 2011 all mature in less than five years.

During the nine-month periods ended September 30, 2011 and 2010, the proceeds from the sales of available-for-sale securities were $5,650 and $109, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the nine-month periods ended September 30, 2011 and 2010, respectively.

The Company’s trading securities portfolio totaled $1,423 at September 30, 2011 and $1,778 at December 31, 2010, and generated losses of $121 and gains of $102 for the three months ended September 30, 2011 and 2010, respectively and generated losses of $46 and gains of $76 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company had unrealized losses of $1 and $15, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the U.S. government securities funds.

(6)       Long-Term Debt

On August 9, 2011, the Company entered into a Revolving Credit agreement with Wells Fargo Bank, National Association that permits the Company to borrow up to $15,000 through August 9, 2013, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At September 30, 2011, the Company had $15,000 available under this facility.

A term loan of $10,000 was obtained in conjunction with the Revolving Credit agreement with Wells Fargo Bank, National Association and has a maturity date of August 9, 2014 and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of September 30, 2011). The term loan has been collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

Long-term debt at September 30, 2011 and December 31, 2010 consists of the following:

	September 30,	December 31,
	2011	2010
Term loan in monthly installments of approximately $284, including interest, secured by real estate	$10,000	$—
Total long-term debt	10,000	—
Less current installments	(3,283)	—
Long-term debt less current installments	$6,717	$—

The various debt agreements contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  The Company is currently in compliance with these debt covenants.

The aggregate maturities of long-term debt for each of the next five years are: $816 in 2011, $3,296 in 2012, $3,346 in 2013 and $2,542 in 2014.

(7)       Net Income (Loss) Per Share

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) available to common stockholders
Net income (loss) from continuing operations	$(2,256)	$2,678	$9,980	$8,855
Loss from discontinued operations	—	(8,418)	—	(9,388)
Net income (loss)	$(2,256)	$(5,740)	$9,980	$(533)

Basic weighted average shares outstanding	15,562	15,514	15,544	15,512

Basic net income (loss) per common share:
Net income (loss) from continuing operations	$(0.14)	$0.17	$0.64	$0.57
Loss from discontinued operations	$—	$(0.54)	$—	$(0.60)
Net income (loss)	$(0.14)	$(0.37)	$0.64	$(0.03)

Diluted shares outstanding
Basic weighted-average shares outstanding	15,562	15,514	15,544	15,512
Stock options	—	98	130	94
Diluted weighted-average shares outstanding	15,562	15,612	15,674	15,606

Diluted net income (loss) per common share:
Net income (loss) from continuing operations	$(0.14)	$0.17	$0.64	$0.57
Loss from discontinued operations	$—	$(0.54)	$—	$(0.60)
Net income (loss)	$(0.14)	$(0.37)	$0.64	$(0.03)

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	—	50	661	50

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	1,379	418	202	415

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based options to purchase shares of common stock which will not vest until certain earnings metrics have been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of dilutive net loss per share for the three months ended September 30, 2011.

(8)       Comprehensive Income

The components of comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended September 30,
	2011	2010
Net loss	$(2,256)	$(5,740)
Foreign currency translation (loss) gain	(1,735)	8,126
Net unrealized (losses) gains on investment securities	(40)	34
Total comprehensive income (loss)	$(4,031)	$2,420

	Nine Months Ended September 30,
	2011	2010
Net income (loss)	$9,980	$(533)
Foreign currency translation (loss) gain	(249)	9,699
Net unrealized (losses) gains on investment securities	(18)	1
Total comprehensive income	$9,713	$9,167

(9)       Share-Based Compensation

Stock option activity for the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2010	859	$9.20
Granted	630	10.84
Expired	(76)	9.67
Exercised	(34)	10.99
Options outstanding at September 30, 2011	1,379	9.88

During the nine-month period ended September 30, 2011, the Company issued options to purchase 630 shares of common stock under the 2009 Incentive Plan to the Company’s executive officers, other employees and to new members of its Board of Directors, of which 505 will not vest until certain earnings metrics have been achieved. These options were issued with a weighted-average exercise price of $10.84 per share, and a weighted-average grant date fair value of $5.13 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine-month period ended September 30, 2011:

2011
Expected life (in years)	3.0 to 4.0
Risk-free interest rate	0.7 to 1.2
Expected volatility	49.0 to 67.7
Dividend yield	0.0

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is calculated as the average U.S. Treasury obligation rate that corresponds with the option life.

The Company’s outstanding stock options include both non-qualified stock options, which vest over differing periods ranging from the date of issuance up to 36 months from the option grant date, and performance-based stock options, which vest upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options.

Share-based compensation expense from non-qualified stock options for the three-month periods ended September 30, 2011 and 2010 was approximately $166 and $107, respectively; the related tax benefit was approximately $66 and $42, respectively. Share-based compensation expense from non-qualified stock options for the nine-month periods ended September 30, 2011 and 2010 was approximately $390 and $325, respectively; the related tax benefit was approximately $156 and $127, respectively. As of September 30, 2011 and December 31, 2010, the unrecognized share-based compensation expense related to the grants described above was $879 and $451, respectively.

The Company recorded shared-based compensation expense of $607 and a related tax benefit of approximately $240 for the three months ended September 30, 2011 for the six and eight percent operating margin performance-based stock options. The Company recorded shared-based compensation expense of $1,527 and a related tax benefit of approximately $603 for the nine months ended September 30, 2011 for the performance-based stock options that will vest upon achieving six and eight percent operating income margins as reported in four of five consecutive quarters. No share-based compensation costs for performance-based stock options were recorded for the same periods in 2010. As of September 30, 2011, the unrecognized share-based compensation expense related to these options was approximately $862. In the event that the Company achieves a ten percent operating income margin as reported in four of five consecutive quarters, the Company will recognize up to $1,200 of additional share-based compensation expense.

At September 30, 2011, the aggregate intrinsic value of outstanding non-qualified and performance-based stock options to purchase 1,379 shares of common stock, exercisable non-qualified and performance-based stock options to purchase 334 shares of common stock and non-qualified and performance-based stock options to purchase 772 shares of common stock that are expected to vest was $5,987, $1,753 and $3,545, respectively. At December 31, 2010, the aggregate intrinsic value of outstanding options to purchase 859 shares of common stock was $855.

(10)     Segment Information

The Company has three business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company has two reportable business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States (NSP United States) and in countries outside the United States (NSP International). The Company’s third reportable business segment operates under the Synergy Worldwide brand, which offers marketing plans, Distributor compensation plans and product formulations that are sufficiently different from those of NSP United States and NSP International to warrant accounting for these operations as a separate business segment. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales revenue:
Nature’s Sunshine Products:
United States	$33,519	$34,521	$105,061	$107,402
International	33,059	33,316	102,661	103,814
	66,578	67,837	207,722	211,216
Synergy Worldwide	24,524	18,259	68,035	48,813
Total net sales revenue	91,102	86,096	275,757	260,029

Operating expenses:
Nature’s Sunshine Products:
United States	31,176	32,128	95,257	102,350
International	43,151	32,658	108,852	101,279
	74,327	64,786	204,109	203,629
Synergy Worldwide	21,880	17,434	61,080	48,681
Total operating expenses	96,207	82,220	265,189	252,310

Operating income (loss):
Nature’s Sunshine Products:
United States	2,343	2,393	9,804	5,052
International	(10,092)	658	(6,191)	2,535
	(7,749)	3,051	3,613	7,587
Synergy Worldwide	2,644	825	6,955	132
Total operating income (loss)	(5,105)	3,876	10,568	7,719

Other income, net	1,204	375	1,049	2,374
Income (loss) before provision for income taxes	$(3,901)	$4,251	$11,617	$10,093

NSP International’s operating loss of $10,092 and $6,191 for the three and nine months ended September 30, 2011, includes $14,750 of contract termination costs related to the Company’s arbitration settlement with NutriPlus LLC (described further in Note 12, Commitments and Contingencies).

The Company moved the reporting of its Dominican Republic market from NSP United States to NSP International during the quarter ended March 31, 2011, and has made conforming changes to the results presented above for the prior year periods. The net sales revenue and operating loss of this market for the three months ended September 30, 2010 were $690 and ($121), respectively. The net sales revenue and operating loss of this market for the nine months ended September 30, 2010 were $3,105 and ($358), respectively.

From an individual country perspective, only the United States comprises 10 percent or more of consolidated net sales revenue for either of the three and nine-month periods ended September 30, 2011 and 2010 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales revenue:
United States	$38,885	$38,674	$120,868	$117,997
Other	52,217	47,422	154,889	142,032
	$91,102	$86,096	$275,757	$260,029

Net sales revenue by product group has not been reported as management has determined that it is impracticable to accumulate such information.

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

	September 30, 2011	December 31, 2010
Property, plant and equipment:
United States	$18,815	$20,350
Venezuela	4,042	4,353
Other	2,351	2,688
Total property, plant and equipment	$25,208	$27,391

(11)     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, pro forma for discrete tax items in the period in which they occur. For the three months ended September 30, 2011 and 2010, the Company’s (benefit) provision for income taxes, as a percentage of income (loss) before income taxes was (42.2) percent and 37.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2011 and 2010, the Company’s provision for income taxes, as a percentage of income before income taxes was 14.1 percent and 12.3 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective tax rates and the U.S. federal statutory tax rate for the three months and nine months ended September 30, 2011 was primarily attributed to foreign deductible items, including a favorable inflation adjustment, and lower rates in foreign jurisdictions than the rates in the U.S., in addition to a decrease in recognition of previous expense related to unremitted earnings.

The differences between the effective rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2010 were primarily attributed to net increases in tax liabilities associated with uncertain tax positions offset by deductions of certain worthless foreign stock, and also offset by utilization of foreign tax credits.

The Company’s U.S. federal income tax returns for 2003 through 2010 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2010. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for 2006 through 2010.

As of September 30, 2011, the Company had accrued $12,872 (net of $5,687 of other assets related to competent authority and royalty benefits) related to unrecognized tax positions compared with $15,679 (net of $5,687 of other assets related to competent authority and royalty benefits) as of December 31, 2010. This net decrease was primarily attributed to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions and payments made during the quarter of $2,593 related to the IRS’s audits of the Company’s U.S. federal income tax returns for 2003 through 2005, which were expensed in prior periods.

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

(12)     Commitments and Contingencies

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

NutriPlus Settlement

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

On July 8, 2011, the Company and NutriPlus entered into a settlement agreement, wherein both parties settled all claims in the arbitration and bore their own costs associated with the arbitration. As a result of the settlement, the Company agreed to pay NutriPlus $21,700 for the release of all past and future royalty obligations.  Of the $21,700, the Company applied $6,950 toward previously accrued and expensed but unpaid royalties, and $14,750 in exchange for the contract termination and extinguishment of future royalty obligations.

For the year ended December 31, 2010, the Company recorded and expensed royalty payments to NutriPlus of approximately $5,553 (included in selling, general and administrative expenses), which was approximately 4.0 percent of NSP International’s revenue and 1.6 percent of the Company’s consolidated revenue. For the six months ended June 30, 2011, the Company recorded and expensed royalty payments to NutriPlus of approximately $2,894, which was approximately 4.2 percent of NSP International’s revenue and 1.6 percent of the Company’s consolidated revenue. As a result of the settlement, the Company’s royalty costs related to NutriPlus will be eliminated in all future periods.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has a nexus. As of September 30, 2011 and December 31, 2010, accrued liabilities include $7,460 and $10,235, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect that the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

Government Regulations

The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and to the Company’s direct selling system. The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determinations that either the Company or the Company’s independent Distributors are not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on the Company’s operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations, or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(13)     Fair Value Measurements

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$1,431	$—	$1,431
U.S. government security funds	981	—	—	981
Short-term deposits	—	1,783	—	1,783
Equity securities	356	—	—	356
Investment securities	1,423	—	—	1,423
Total assets measured at fair value on a recurring basis	$2,760	$3,214	$—	$5,974

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$1,960	$—	$1,960
U.S. government security funds	974	—	—	974
Short-term deposits	—	3,148	—	3,148
Equity securities	388	—	—	388
Investment securities	1,778	—	—	1,778
Total assets measured at fair value on a recurring basis	$3,140	$5,108	$—	$8,248

Investments available-for-sale — The majority of the Company’s investment portfolio consists of various fixed income securities such as U.S government security funds, state and municipal bonds, mutual funds, short-term deposits and equity securities.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities,

U.S. government securities, and various mutual funds.  The Level 2 securities include investments in state and municipal bonds whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Investment securities — The majority of the Company’s trading portfolio consists of various marketable securities that are using quoted prices in active markets.

For the nine months ended September 30, 2011 and for the year ended December 31, 2010, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the nine months ended September 30, 2011 and 2010, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

OVERVIEW

Nature’s Sunshine Products, Inc. and its subsidiaries are primarily engaged in the manufacturing and marketing of nutritional, herbal, weight management, energy and other complementary products. Nature’s Sunshine Products, Inc. is a Utah corporation with its principal place of business in Provo, Utah. We sell our products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies. The Company has two reportable business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States (NSP United States) and in countries outside the United States (NSP International). We also sell our products through a separate division and operating business segment, Synergy Worldwide. Synergy Worldwide offers marketing plans, Distributor compensation plans and product formulations that are sufficiently different from those of NSP United States and NSP International to warrant its treatment as a separately reportable business segment.

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

During the third quarter of 2011, we experienced an increase in our consolidated net sales of 5.8 percent. Synergy Worldwide experienced an increase in net sales revenue of approximately 34.3 percent (or 26.9 percent in local currencies excluding the positive impact of foreign currency fluctuations). NSP International experienced a decrease in net sales of approximately 0.8 percent compared to the same period in 2010, and a decrease in local currency net sales of 2.4 percent (excluding the positive impact of foreign currency fluctuations), while NSP United States net sales decreased approximately 2.9 percent. The significant sales revenue growth was from our Synergy European, Korean, United States markets and our NSP Russian market during the third quarter of 2011. Gains in these markets were partially offset by decreases in our NSP Dominican Republic, NSP and Synergy Japan and NSP Mexico markets.

On July 8, 2011, we entered into a settlement agreement with NutriPlus LLC (“NutriPlus”), from which we acquired certain assets in 1999 in order to establish our Russian business and to which we agreed to make royalty payments as a percentage of sales from our Russian business. As a result of the settlement, wherein both parties settled all claims in the arbitration and bore their own costs associated with the arbitration, the Company agreed to pay NutriPlus $21.7 million for the release of all past and future royalty obligations. Of the $21.7 million, the Company applied $7.0 million toward previously accrued and expensed but unpaid royalties, and $14.7 million in exchange for the contract termination and extinguishment of future royalty obligations.

For the year ended December 31, 2010, the Company recorded and expensed royalty payments to NutriPlus of approximately $5.6 million (included in selling, general and administrative expenses), which was approximately 4.0 percent of NSP International’s revenue and 1.6 percent of the Company’s consolidated revenue. For the six months ended June 30, 2011, the Company recorded and expensed royalty payments to NutriPlus of approximately $2.9 million, which was approximately 4.2 percent of NSP International’s revenue and 1.6 percent of the Company’s consolidated revenue.

As a result of the settlement, our operating costs for the quarter ended September 30, 2011, were reduced by $1.3 million, which resulted in a corresponding increase to operating income of $1.3 million. Similarly, based on current sales from our Russian business, we expect the settlement will result in an annual reduction of $5.6 to $6.0 million in operating costs and a corresponding increase in operating income above the level the Company would otherwise achieve if the NutriPlus royalty obligation remained in effect. This impact on operating costs and operating income will fluctuate with sales volumes in our Russian business.

Over the same period, selling, general and administrative costs as a percentage of net sales revenue for the quarter decreased from 39.0 percent in the prior year to 35.0 percent in the current year as a result of revenue growth (primarily in Synergy Worldwide), the reduction of our royalty costs related to our Russian business as noted above, and our successful efforts to reduce operating costs in all of our operating segments.

As a result of our overall growth in net sales revenue and reductions in operating expenses, our consolidated pro forma operating income for the quarter increased from 4.5 percent of net sales revenue in the prior year to 10.6 percent of net sales revenue in the current year, after excluding contract termination costs of $14.7 million due to the NutriPlus settlement.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. A person who joins our independent sales force begins as a “Distributor.” A Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities. Active Managers worldwide totaled approximately 28,200 and 30,000 at September 30, 2011 and 2010, respectively. Active Distributors and customers worldwide totaled approximately 682,300 and 681,000 at September 30, 2011 and 2010, respectively.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended September 30, 2011 and 2010 (dollar amounts in thousands).

					Change from
	2011		2010		2011 to 2010
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$91,102	100.0%	$86,096	100.0%	$5,006	5.8%

Costs and expenses:
Cost of goods sold	16,879	18.5	16,632	19.3	247	1.5
Volume incentives	32,733	35.9	32,065	37.2	668	2.1
SG&A expenses	31,845	35.0	33,523	39.0	(1,678)	(5.0)
Contract termination costs	14,750	16.2	—	0.0	14,750	100.0
Total operating expenses	96,207	105.6	82,220	95.5	13,987	17.0
Operating income (loss)	(5,105)	(5.6)	3,876	4.5	(8,981)	(231.7)
Other income, net	1,204	1.3	375	0.4	829	222.1
Income (loss) before provision for income taxes	(3,901)	(4.3)	4,251	4.9	(8,152)	(191.8)
(Benefit) provision for income taxes	(1,645)	(1.8)	1,573	1.8	(3,218)	(204.6)
Net income (loss) from continuing operations	(2,256)	(2.5)	2,678	3.1	(4,934)	(184.2)
Loss from discontinued operations	—	—	(8,418)	(9.8)	8,418	100.0
Net loss	$(2,256)	(2.5)%	$(5,740)	(6.7)%	$3,484	60.7%

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the nine months ended September 30, 2011 and 2010 (dollar amounts in thousands).

					Change from
	2011		2010		2011 to 2010
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$275,757	100.0%	$260,029	100.0%	$15,728	6.0%
Costs and expenses:
Cost of goods sold	52,560	19.1	51,308	19.7	1,252	2.4
Volume incentives	100,421	36.4	97,162	37.4	3,259	3.4
SG&A expenses	97,458	35.3	103,840	39.9	(6,382)	(6.1)
Contract termination costs	14,750	5.4	—	0.0	14,750	100.0
Total operating expenses	265,189	96.2	252,310	97.0	12,879	5.1
Operating income	10,568	3.8	7,719	3.0	2,849	36.9
Other income, net	1,049	0.4	2,374	0.9	(1,325)	(55.8)
Income before provision for income taxes	11,617	4.2	10,093	3.9	1,524	15.1
Provision for income taxes	1,637	0.6	1,238	0.5	399	32.2
Net income from continuing operations	9,980	3.6	8,855	3.4	1,125	12.7
Loss from discontinued operations	—	—	(9,388)	(3.6)	9,388	100.0
Net income (loss)	$9,980	3.6%	$(533)	(0.2)%	$10,513	1,972.4%

Net Sales Revenue

Consolidated net sales revenue for the three and nine months ended September 30, 2011 was $91.1 million and $275.8 million compared to $86.1 million and $260.0 million for the same periods in 2010, increases of approximately 5.8 percent and 6.0 percent, respectively. The increases in net sales revenue for the three and nine months ended September 30, 2011 compared to the same periods in 2010, are due to growth in Synergy Worldwide, partially offset by declines in NSP United States and NSP International.

NSP United States

Net sales revenue for NSP United States for the three and nine months ended September 30, 2011 was $33.5 million and $105.1 million compared to $34.5 million and $107.4 million for the same periods in 2010, or decreases of 2.9 percent and 2.2 percent, respectively, compared to the same periods in 2010. NSP United States Managers and Distributors are predominantly practitioners of nutritional supplement therapies and retailers and consumers of our products, a segment that continues to be adversely affected by the economic downturn. Net sales revenue also decreased compared to the same period in the prior year due to changes to some of our less profitable promotional programs.

NSP United States includes both English and Spanish language sales divisions, of which the English language division is approximately 80 percent of segment net sales revenue. The English language division net sales revenue decreased $0.9 million and $1.6 million for the three and nine months ended September 30, 2011, or decreases of 3.2 percent and 1.8 percent, respectively, compared to the same periods in 2010. The Spanish language division net sales revenue decreased $0.1 million and $0.8 million, or decreases of 1.9 percent and 3.5 percent, respectively, for the three and nine months ended September 30, 2011, compared to the same periods in 2010. While both the English and Spanish Divisions have been adversely affected by the poor economic environment, the cancellation of some less profitable promotional programs had a more significant impact on our Spanish Division.

Active Managers within NSP United States totaled approximately 5,600 and 6,200 at September 30, 2011 and 2010, respectively. A significant contributor to the decrease in the number of active Managers was the discontinuance of a program that allowed Distributors to attain Manager status by meeting lower performance criteria. Active Distributors and customers within NSP United States totaled approximately 210,300 and 241,900 at September 30, 2011 and 2010, respectively. The number of active Distributors and customers decreased due to a poor economic environment. In addition, the number of active Distributors also decreased due to changes to some of our less profitable recruiting and retention programs.

NSP International

NSP International reported net sales revenue for the three and nine months ended September 30, 2011 of $33.1 million and $102.7, compared to $33.3 million and $103.8 million for the same periods in 2010, or decreases of approximately 0.8 percent and

1.1 percent, respectively, compared to the same periods in 2010. In local currencies, net sales decreased 2.4 percent and 2.4 percent, respectively, compared to the same periods in 2010. Fluctuation in foreign exchange rates had a $0.5 million and $1.4 million favorable impact on net sales for the three and nine months ended September 30, 2011, respectively. The decrease in sales is due to lower local currency sales in our Dominican Republic, Japan and Mexico markets, offset by higher sales in our Russian markets and positive currency fluctuations.

Notable activity in the following markets contributed to the results of NSP International:

In NSP International’s Russian markets (Russia, Ukraine, Belarus and several other Eastern European nations), net sales revenues increased approximately $0.7 million and $2.0 million, or 5.6 percent and 5.0 percent, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The Russian markets continue to build on the momentum gained in the prior year as a result of improved Manager and Distributor recruiting efforts and strengthening economies in the region. However, this growth has been slowed by a growing debt crisis in Belarus, which has adversely affected NSP International’s local Distributors’ ability to obtain foreign currency to purchase our products and may continue to adversely affect sales going forward. NSP International’s sales in Belarus were $0.9 million and $1.2 million lower for the three and nine months ended September 30, 2011, compared to the same periods in 2010.

In Japan, net sales revenues decreased approximately $0.2 million and $0.5 million, or 10.0 percent and 8.5 percent, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. In local currency, net sales decreased 20.0 percent and 16.9 percent, respectively, compared to the same periods in 2010. Fluctuations in foreign exchange rates had a $0.2 million and $0.5 million favorable impact on net sales for the three and nine months ended September 30, 2011. The decrease in local currency sales is partially due to the recent earthquake, tsunami and subsequent nuclear disasters, which suppressed consumer confidence and spending and made it difficult to ship ordered products, as well as to retain active Distributors.  NSP International’s future sales in Japan may be adversely affected while the country rebuilds and recovers from these recent disasters.

In Mexico, net sales revenues decreased approximately $0.7 million and $1.8 million, or 19.4 percent and 16.2 percent, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. In local currency, net sales decreased 25.0 percent and 20.7 percent, respectively, compared to the same periods in 2010. Fluctuations in foreign exchange rates had a $0.2 million and $0.5 million favorable impact on net sales for the three and nine months ended September 30, 2011. We believe the decrease in local currency net sales is principally due the continuing effects of a tax law interpretation by the Mexican taxing authority requiring the collection of value-added tax on all of our products sold in Mexico and our compliance with this interpretation.

In the Dominican Republic, net sales revenues decreased approximately $0.1 million and $1.1 million, or 14.3 percent and 35.5 percent, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease in sales is due to the elimination of promotional programs and events which historically had promoted sales growth, but did not produce profitable results.

Active Managers within NSP International totaled approximately 20,000 and 21,800 at September 30, 2011 and 2010, respectively. Active Distributors and customers within NSP International totaled approximately 387,000 and 354,800 at September 30, 2011 and 2010 respectively.

Synergy Worldwide

Synergy Worldwide reported net sales revenue for the three and nine months ended September 30, 2011 of $24.5 million and $68.0 million, compared to $18.3 million and $48.8 million in 2010, increases of approximately 34.3 percent and 39.4 percent, respectively. In local currencies, net sales increased 26.9 percent and 35.1 percent for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Fluctuations in foreign exchange rates had a $1.4 million and $2.1 million favorable impact on net sales for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in net sales was primarily due to growth in Synergy Worldwide’s United States, Korean and European markets, offset by sales declines in its Japan market.

Notable activity in the following markets contributed to the results of Synergy Worldwide:

In the United States, net sales revenues increased approximately $1.2 million and $5.2 million, or 28.6 percent and 49.1 percent, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  Synergy Worldwide’s growth within the Unites States is due to effective Company and Manager sales and marketing efforts of a well-accepted product offering, which has resulted in the growth of its U.S. Distributor base through recruiting and retention.

In Europe, net sales revenues increased approximately $3.0 million and $7.7 million, or 100.0 percent and 91.7 percent, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. In local currency, net sales increased 83.3 percent and 79.8 percent, respectively, compared to the same periods in 2010.  Fluctuations in foreign exchange rates had a $0.5 million and $1.0 million favorable impact on net sales for the three and nine months ended September

30, 2011 compared to the same periods in 2010. Strong Distributor marketing and development continues to drive increased market penetration primarily within the relatively new markets of Austria, Norway and Sweden.

In Korea, net sales revenues increased approximately $2.5 million and $6.4 million, or 80.6 percent and 85.3 percent, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. In local currency, net sales increased 64.5 percent and 74.7 percent, compared to the same periods in 2010.  Fluctuations in foreign exchange rates had a $0.5 million and $0.8 million favorable impact on net sales for the three and nine months ended September 30, 2011, compared to the same periods in 2010. Synergy Worldwide’s growth in Korea is due to productive joint Company and Manager efforts to develop sales groups as well as a broader product line that is well accepted in the market.

In Japan, net sales revenues decreased approximately $0.4 million and $0.9 million, or 9.3 percent and 7.5 percent, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  In local currency, net sales decreased 18.6 percent and 16.7 percent compared to the same periods in 2010. Fluctuations in foreign exchange rates had a $0.4 million and $1.1 million favorable impact on net sales for the three and nine months ended September 30, 2011, compared to the same periods in 2010. The decrease in local currency sales is partially due to the recent earthquake, tsunami and subsequent nuclear disasters, which suppressed consumer confidence and spending and made it difficult to ship ordered products, as well as to recruit and retain active Distributors.  Synergy Worldwide’s future sales in Japan may be adversely affected while the country rebuilds and recovers from these recent disasters.

Active Managers within Synergy Worldwide totaled approximately 2,600 and 2,000 at September 30, 2011 and 2010, respectively. Active Distributors and customers within Synergy Worldwide totaled approximately 85,000 and 84,300 at September 30, 2011 and 2010, respectively.

Further information related to NSP United States, NSP International and Synergy Worldwide business segments is set forth in Note 10 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased to 18.5 percent and 19.1 percent for the three and nine months ended September 30, 2011, compared to 19.3 percent and 19.7 percent for the same periods in 2010. These decreases are primarily due to reductions in product and material write-offs, changes in product mix between markets and lower raw material costs, partially offset by increased importation fees related to higher transfer prices within some of our foreign markets.  While the Company intends to seek continued cost reductions where possible, pricing pressure on raw materials, fuel costs and other factors could affect our ability to reduce cost of goods sold further in the future.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors. Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our various operations.  Volume incentives as a percent of net sales revenue decreased to 35.9 percent and 36.4 percent for the three and nine months in 2011, compared to 37.2 percent and 37.4 percent for the same periods in 2010. The decreases are primarily due to reductions in volume incentive rates due to our lower Manager and Distributor base within NSP United States and an increase in product purchases that pay a lower sales commission rate in Synergy Worldwide.

Selling, General and Administrative

Selling, general and administrative expenses decreased to 35.0 percent and 35.3 percent of net sales revenue for the three and nine months ended September 30, 2011, compared to 39.0 percent and 39.9 percent in 2010, or by approximately $1.7 million and $6.4 million to $31.9 million and $97.5 million for the three and nine months ended September 30, 2011, respectively.

Significant increases to selling, general and administrative expenses during the three and nine months ended September 30, 2011, compared to the same period in 2010 included:

•                  increased variable costs of approximately $1.4 million and $3.3 million, respectively, related to the sales growth of Synergy Worldwide in Europe, Korea and the United States as well as NSP International in the Russian markets;

•                  approximately $0.5 million and $1.6 million, respectively, of unfavorable currency fluctuations;

•                  approximately $0.6 million and $1.5 million, respectively, due to the recognition of performance-based stock compensation costs based upon the Company’s determination that it is probable the related performance metrics will be achieved;

•                  approximately $0.1 million and $1.5 million, respectively, in professional fees related to litigation costs; and

•                  approximately $0.8 million and $0.5 million, respectively, net decrease in the reduction of U.S. sales tax related reserves.

Significant decreases to selling, general and administrative expenses during the three and nine months ended September 30, 2011, compared to the same period in 2010 included:

•                  cost reductions in many of our foreign markets totaling approximately $1.9 million and $5.1 million, respectively, related to changes in leases and compensation costs;

•                  decreased royalty costs related to our Russian business as a result of the NutriPlus settlement of $1.2 million and $1.2 million, respectively;

•                  decreased U.S. compensation and other benefit related costs of $1.0 million and $2.6 million, respectively;

•                  a decrease of $1.1 million and $1.9 million, respectively, related to our U.S. healthcare costs;

•                  decreased administrative costs of $0.2 million and $2.6 million, respectively, in U.S. convention and promotion related costs due to the differences in event qualification periods between years; and

•                  a $0.3 million and $1.4 million decrease in foreign value-added tax reserves between periods during 2011.

We continue to implement cost reduction measures within all of our operating segments wherever possible.

Contract Termination Costs

On July 8, 2011, we entered into a settlement agreement with NutriPlus, from which we acquired certain assets in 1999 in order to establish our Russian business and to which we agreed to make royalty payments as a percentage of sales from our Russian business. As a result of the settlement, wherein both parties settled all claims in the arbitration and bore their own costs associated with the arbitration, the Company agreed to pay NutriPlus $21.7 million for the release of all past and future royalty obligations. Of the $21.7 million, the Company applied $7.0 million toward previously accrued and expensed but unpaid royalties, and $14.7 million in exchange for the contract termination and extinguishment of future royalty obligations.

For the year ended December 31, 2010, the Company recorded and expensed royalty payments to NutriPlus of approximately $5.6 million (included in selling, general and administrative expenses), which was approximately 4.0 percent of NSP International’s revenue and 1.6 percent of the Company’s consolidated revenue. For the six months ended June 30, 2011, the Company recorded and expensed royalty payments to NutriPlus of approximately $2.9 million, which was approximately 4.2 percent of NSP International’s revenue and 1.6 percent of the Company’s consolidated revenue.

As a result of the settlement, our operating costs for the quarter ended September 30, 2011, were reduced by $1.3 million, which resulted in a corresponding increase to operating income of $1.3 million. Similarly, based on current sales from our Russian business, we expect the settlement will result in an annual reduction of $5.6 to $6.0 million in operating costs and a corresponding increase in operating income above the level the Company would otherwise achieve if the NutriPlus royalty obligation remained in effect. This impact on operating costs and operating income will fluctuate with sales volumes in our Russian business.

See Note 12, Commitments and Contingencies in the Condensed Notes to the Consolidated Financial Statements for further discussion.

Operating Income (Loss)

Operating income decreased $9.0 million during the three months ended September 30, 2011, compared to the same period in 2010, from $3.9 million to an operating loss of $5.1 million. For the nine months ended September 30, 2011, operating income increased $2.9 million, compared to the same period in 2010, from $7.7 million to $10.6 million. Excluding the NutriPlus related contract termination costs of $14.7 million, consolidated pro forma operating income increased approximately $5.7 million during the three months ended September 30, 2011, compared to the same period in 2010, from $3.9 million to $9.6 million. For the nine months ended September 30, 2011, pro forma operating income increased approximately $17.6 million, compared to the same period in 2010, from $7.7 million to $25.3 million. Pro forma operating income increased to 10.6 percent and 9.2 percent of net sales for the three and nine months ended September 30, 2011, compared to 4.5 percent and 3.0 percent for the same periods in 2010, respectively.

Operating income for NSP United States decreased $0.1 million for the three months ended September 30, 2011, compared to the same period in 2010, from $2.4 million to $2.3 million. For the nine months ended September 30, 2011, operating income increased approximately $4.7 million, compared to the same period in 2010, from $5.1 million to $9.8 million. The increase in operating income is primarily the result of significant cost reductions in our selling, general and administrative expenses described above for the nine months ended September 30, 2011.

Operating income for NSP International decreased $10.8 million during the three months ended September 30, 2011, compared to the same period in 2010, from $0.7 million to an operating loss of $10.1 million. For the nine months ended September 30, 2011, operating income decreased $8.7 million, compared to the same period in 2010, from $2.5 million to an operating loss of $6.2 million. Excluding the NutriPlus related contract termination costs of $14.7 million, pro forma operating income for NSP International increased approximately $3.9 million and $6.0 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, from $0.7 million and $2.5 million to $4.6 million and $8.5 million, respectively.  The increase in pro forma operating income has primarily been the result of revenue growth in our Russian markets, and cost reductions within our foreign markets and positive changes in foreign value-added tax reserves.

Operating income for Synergy Worldwide increased $1.8 million and $6.9 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, from $0.8 million and $0.1 million to $2.6 million and $7.0 million, respectively. This was primarily due to growth in sales within its European, U.S and Korean subsidiaries.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2011 increased $0.8 million and decreased $1.3 million, respectively, compared to the same periods in 2010. The year-to-date decrease is primarily due to prior year foreign exchange gains of $3.7 million in Venezuela as a result of the devaluation of the bolivar and the change to a highly inflationary economy that were non-recurring and recognized in 2010, offset by net foreign exchange gains and losses in certain of our other markets based on changes in exchange rates.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, pro forma for discrete tax items in the period in which they occur. For the three months ended September 30, 2011 and 2010, the Company’s (benefit) provision for income taxes, as a percentage of income (loss) before income taxes was (42.2) percent and 37.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2011 and 2010, the Company’s provision for income taxes, as a percentage of income before income taxes was 14.1 percent and 12.3 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective tax rates and the U.S. federal statutory tax rate for the three months and nine months ended September 30, 2011 was primarily attributed to foreign deductible items, including a favorable inflation adjustment, and lower rates in foreign jurisdictions than the rates in the U.S., in addition to a decrease in recognition of previous expense related to unremitted earnings.

The differences between the effective rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2010 were primarily attributed to net increases in tax liabilities associated with uncertain tax positions offset by deductions of certain worthless foreign stock, and also offset by utilization of foreign tax credits.

The Company’s U.S. federal income tax returns for 2003 through 2010 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2010. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for 2006 through 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2011, working capital was $53.4 million, compared to $41.4 million as of December 31, 2010.  At September 30, 2011, we had $54.1 million in cash and cash equivalents, of which $41.3 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $4.6 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations.

Our net consolidated cash (outflows) inflows are as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Operating activities	$(4,120)	$10,220
Investing activities	666	(2,009)
Financing activities	10,372	31

For the nine months ended September 30, 2011, operating activities used cash in the amount of $4.1 million compared to providing cash in the amount of $10.2 million for the same period in 2010. Operating cash flows decreased due to the NutriPlus settlement payment of $21.7 million as well as the timing of payments and receipts for accounts receivable and inventory, and was partially offset by the growth in our operating income. Excluding the payment of $21.7 million to NutriPlus, our pro forma cash flow from operations was $17.6 million.

Capital expenditures related to the purchase of equipment, computer systems and software for the nine months ended September 30, 2011 and 2010 were $1.1 million and $2.1 million, respectively.

During the nine months ended September 30, 2011, we had cash proceeds of $5.7 million from the sale of available-for-sale investments. During the same period we used cash of $3.9 million to purchase available-for-sale investments.

During the nine months ended September 30, 2011, we borrowed $10.0 million on a term credit facility repayable over three years, which is secured by the Company’s manufacturing facility in Spanish Fork, Utah.

The Company has an additional long-term revolving credit facility that allows us to borrow up to $15.0 million. As of September 30, 2011, no amounts were drawn under the credit facility.  We believe that, with this credit facility in place, our working capital requirements can be met for the foreseeable future with cash generated from operating activities, available cash and cash equivalents and draws on the credit facility. However, among other things, a prolonged economic downturn, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of September 30, 2011 and December 31, 2010, we did not consider any of our long-lived assets to be impaired.

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

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, pro forma for discrete tax items in the period in which they occur. For the three months ended September 30, 2011 and 2010, the Company’s (benefit) provision for income taxes, as a percentage of income (loss) before income taxes was (42.2) percent and 37.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2011 and 2010, the Company’s provision for income taxes, as a percentage of income before income taxes was 14.1 percent and 12.3 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective tax rates and the U.S. federal statutory tax rate for the three months and nine months ended September 30, 2011 was primarily attributed to foreign deductible items, including a favorable inflation adjustment, and lower rates in foreign jurisdictions than the rates in the U.S., in addition to a decrease in recognition of previous expense related to unremitted earnings.

The differences between the effective rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2010 were primarily attributed to net increases in tax liabilities associated with uncertain tax positions offset by deductions of certain worthless foreign stock, and also offset by utilization of foreign tax credits.

The Company’s U.S. federal income tax returns for 2003 through 2010 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2010. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2006 through 2010 tax years.

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

Share-Based Compensation

Our outstanding stock options include both non-qualified stock options, which vest over differing periods ranging from the date of issuance up to 36 months from the option grant date and performance based stock options that vest upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options.

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

For performance-based stock options, we perform a review of each reporting period to determine if the associated earnings metrics for each option have been achieved and consider other pertinent information available to the Company.

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

•                  our ability to recruit and retain a sufficient number of independent Distributors and Managers;

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

Foreign Currency Risk

During the nine months ended September 30, 2011, approximately 56.2 percent of our net sales revenue and approximately 56.9 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

The following table sets forth a composite sensitivity analysis of our net sales revenue, costs and expenses and operating income in connection with strengthening of the U.S. dollar (our reporting currency) by 10%, 15% and 25% against every other fluctuating functional currency in which we conduct business.  We note that our individual net sales revenue, cost and expense components and our operating income were equally sensitive to increases in the strength of the U.S. dollar against every other fluctuating currency in which we conduct business.  We have excluded the contract termination costs of $14.7 million in connection with the NutriPlus arbitration settlement as it is not subject to fluctuations of foreign currency exchange rates.

Exchange rate sensitivity for the three months ended September 30, 2011 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$91,102	$(3,174)	(3.5)%	$(4,553)	(5.0)%	$(6,982)	(7.7)%

Cost and expenses
Cost of goods sold	16,879	(571)	(3.4)%	(820)	(4.9)%	(1,258)	(7.5)%
Volume incentives	32,733	(1,202)	(3.7)%	(1,724)	(5.3)%	(2,643)	(8.1)%
Selling, general and administrative	31,845	(984)	(3.1)%	(1,412)	(4.4)%	$(2,165)	(6.8)%

Operating income	$9,645	$(417)	(4.3)%	$(597)	(6.2)%	$(916)	(9.5)%

Exchange rate sensitivity for the nine months ended September 30, 2011 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$275,757	$(9,190)	(3.3)%	$(13,185)	(4.8)%	$(20,217)	(7.3)%

Cost and expenses
Cost of goods sold	52,560	(1,650)	(3.1)%	(2,368)	(4.5)%	(3,631)	(6.9)%
Volume incentives	100,421	(3,473)	(3.5)%	(4,983)	(5.0)%	(7,640)	(7.6)%
Selling, general and administrative	97,458	(3,036)	(3.1)%	(4,356)	(4.5)%	$(6,679)	(6.9)%

Operating income	$25,318	$(1,031)	(4.1)%	$(1,478)	(5.8)%	$(2,267)	(9.0)%

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

Exchange rate sensitivity of Balance Sheet as of September 30, 2011 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$54,103	$(3,589)	(6.6)%	$(5,149)	(9.5)%	$(7,895)	(14.6)%
Accounts receivable, net	11,765	(376)	(3.2)%	(539)	(4.6)%	(827)	(7.0)%
Available-for-sale investments	4,551	(327)	(7.2)%	(470)	(10.3)%	(720)	(15.8)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,130	(74)	(1.4)%	(106)	(2.1)%	(162)	(3.2)%

Net Financial Instruments Subject to Exchange Rate Risk	65,289	(4,218)		(6,052)		(9,280)

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of September 30, 2011, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of September 30, 2011 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of September 30, 2011
Cash and Cash Equivalents
Japan (Yen)	$8,810	76.6
Korea (Won)	3,958	1,177.7
European Markets (Euro)	3,818	0.7
Canada (Dollar)	3,688	1.0
Mexico (Peso)	2,753	13.5
Colombia (Peso)	1,641	1,938.5
Honduras (Lempira)	1,193	19.3
Venezuela (Bolivar)	1,219	5.3
Indonesia (Rupiah)	1,065	8,936.6
Other	6,691	Varies
Total foreign denominated cash and cash equivalents	34,836
U.S. dollars held by foreign subsidiaries	6,421
Total cash and cash equivalents held by foreign subsidiaries	$41,257

Accounts Receivable
Japan (Yen)	$1,217	76.6
Other	2,916	Varies
Total	$4,133

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

Nine months ended September 30,	2011	2010
Canada (Dollar)	1.0	1.0
Japan (Yen)	80.5	89.5
Korea (Won)	1,096.2	1,161.0
Mexico (Peso)	12.0	12.7
Venezuela (Bolivar)	5.3	4.3

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

dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the nine months ended September 30, 2011 and 2010, Venezuela was considered to be highly inflationary. With the exception of Venezuela, there were no other countries considered to have a highly inflationary economy during the nine months ended September 30, 2011 and 2010.

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

At this time, the Company is not able to estimate reasonably the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SITME rate. However, the Company has been successful repatriating funds from Venezuela for imported products using the SITME rate. The Company re-measures its results in Venezuela at the SITME rate, which was approximately 5.30 bolivars per U.S. dollar as of September 30, 2011.

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

During the three months ended September 30, 2011 and 2010, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.4 percent and 2.0 percent of consolidated net sales revenue, respectively. During the nine months ended September 30, 2011 and 2010, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.4 percent and 1.8 percent of consolidated net sales revenue, respectively. The Company’s Venezuelan subsidiary held total assets of $8.5 million and $8.0 million (which includes an intercompany receivables denominated in U.S. dollars of $2.1 million and $2.0 million) and net assets of $5.4 million and $4.2 million at September 30, 2011 and December 31, 2010, respectively.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On September 30, 2011, we had investments of $4.6 million of which $1.4 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature within a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

Please refer to Note 12 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as our recent SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2010, for information regarding the status of certain legal proceedings that have been previously reported.

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

101*

The following financial information from the quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)           Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: November 7, 2011	/s/ Michael D. Dean
Michael D. Dean, President and Chief Executive Officer

Date: November 7, 2011	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer