Form 10-K
period 2011-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2012-03-05
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2011 was approximately $303,089,000 based on the closing price of $19.48 as quoted by Nasdaq Capital Market on June 30, 2011.

The number of shares of Common Stock, no par value, outstanding on February 29, 2012 is 15,576,802 shares.

EXPLANATORY NOTES

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2011, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

PART 1

Item 1. Business

The Company

Nature’s Sunshine Products, Inc., founded in 1972 and incorporated in Utah in 1976, together with our subsidiaries, is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. We sell our products worldwide to a sales force of independent Distributors (as defined below) and customers who use the products themselves or resell them to other Distributors or customers.

Our Company markets its products in Australia, Austria, Belarus, Canada, the Czech Republic, Colombia, Costa Rica, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Israel, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to several other countries, including Argentina, Australia, Chile, Israel, New Zealand and Norway.

Business Segments

The Company has two reportable business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States (NSP United States) and in countries outside the United States (NSP International). The Company’s third reportable business segment operates under the Synergy Worldwide brand, which offers marketing plans, Distributor compensation plans and product formulations that are sufficiently different from those of NSP United States and NSP International to warrant accounting for these operations as a separate business segment. Information by business segment regarding net sales revenue and operating income for each of our last three fiscal years and identifiable assets as of the end of our last two fiscal years is set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Product Categories

Our line of over 700 products includes herbal products, vitamins, mineral and other nutritional supplements, personal care products and other complementary products such as homeopathic products and sales aids. We purchase herbs and other raw materials in bulk and, after quality control testing, we formulate, encapsulate, tablet or concentrate them, and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our vitamins, mineral and other nutritional supplements, personal care products and certain other miscellaneous products in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that our contract manufacturers have complied with our specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of herbal products, vitamins, mineral and other nutritional supplements, personal care products, and other complementary products for the years ended December 31, 2011, 2010, and 2009, by business segment. The Company has two business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States (NSP United States) and in countries outside the United States (NSP International). The Company’s third business segment operates under the Synergy Worldwide brand, which distributes its products through different marketing and distributor compensation plans and products with formulations that are sufficiently different from those of the NSP United States and NSP International to warrant accounting for these operations as a separate business segment.. This table should be read in conjunction with the information presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented (in thousands).

Year Ended December 31,	2011		2010		2009
NSP United States:
Herbal Products	$73,467	53.1%	$67,792	47.9%	$71,130	48.5%
Vitamins and Mineral and Other Nutritional Supplements	56,442	40.8	64,441	45.5	64,767	44.1
Personal Care Products	4,361	3.2	4,324	3.1	4,598	3.1
Other Products	3,967	2.9	4,986	3.5	6,286	4.3
Total NSP United States	138,237	100.0%	141,543	100.0%	146,781	100.0%

NSP International:
Herbal Products	$73,560	54.2%	$77,606	55.5%	$79,951	52.8%
Vitamins and Mineral and Other Nutritional Supplements	49,734	36.7	51,827	37.1	47,405	39.2
Personal Care Products	10,621	7.8	8,238	5.9	9,689	5.0
Other Products	1,746	1.3	2,140	1.5	2,401	3.0
Total NSP International	135,661	100.0%	139,811	100.0%	139,446	100.0%

Nature’s Sunshine Products:
Herbal Products	$147,027	53.7%	$145,398	51.7%	$151,081	52.8%
Vitamins and Mineral and Other Nutritional Supplements	106,176	38.8	116,268	41.3	112,172	39.2
Personal Care Products	14,982	5.4	12,562	4.5	14,287	5.0
Other Products	5,713	2.1	7,126	2.5	8,687	3.0
Total Nature’s Sunshine Products	273,898	100.0%	281,354	100.0%	286,227	100.0%

Synergy WorldWide:
Herbal Products	$33,563	35.7%	$28,045	40.9%	$26,395	47.2%
Vitamins and Mineral and Other Nutritional Supplements	50,936	54.3	32,296	47.1	19,256	34.5
Personal Care Products	7,526	8.0	6,542	9.5	7,838	14.0
Other Products	1,890	2.0	1,681	2.5	2,395	4.3
Total Synergy Worldwide	93,915	100.0%	68,564	100.0%	55,884	100.0%

Consolidated:
Herbal Products	$180,590	49.1%	$173,443	49.6%	$177,476	51.9%
Vitamins and Mineral and Other Nutritional Supplements	157,112	42.7	148,564	42.5	131,482	38.4
Personal Care Products	22,508	6.1	19,104	5.4	22,125	6.5
Other Products	7,603	2.1	8,807	2.5	11,082	3.2
Total Consolidated	$367,813	100.0%	$349,918	100.0%	$342,111	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
Herbal Products

We manufacture a wide selection of herbal products, some of which are sold in the form of capsules or tablets. These capsules or tablets contain herb powder or a combination of two or more herb powders. We also produce both single herbs and herb combinations in the form of liquid herbs and extracts. Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base. Extracts are created by dissolving powdered herbs into liquid solvents that separate the key elements of the herbs from the fibrous plant material.

Nature’s Sunshine Products (NSP U.S. and NSP International): ALJ®, Cardio Assurance®, Blood Pressurex, LBS II®, CleanStart® Synergy Worldwide: Mistica®, Liquid Chlorophyll, Noni Plus, Core Greens®

Vitamins and Mineral and Other Nutritional Supplements

We manufacture a wide variety of single vitamins, some of which are sold in the form of chewable or non-chewable tablets. We manufacture several multiple vitamins and mineral supplements, including a line containing natural antioxidants. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form. We also manufacture several other products containing enzymes and pro-biotics which are sold in the form of capsules and amino-acid based products that are sold in the form of capsules or powders.

Nature’s Sunshine Products (NSP U.S. and NSP International): EverFlex®, Super Supplemental, Vitamin B Complex, Probiotic Eleven®, Food Enzymes Synergy Worldwide: ProArgi-9 Plus®, SyneMax®, Vitazone®

Personal Care Products

We manufacture or contract with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste, and skin cleanser.

Nature’s Sunshine Products (NSP U.S. and NSP International):
Tei-Fu® Lotion, Pau-D Arco Lotion, EverFlex® Cream, Pro-G Yam® Cream

Synergy Worldwide:
Hydrating Toner, 5 in 1 Shampoo, Repair Complex, Bright Renewal Serum

Other Products	We manufacture or contract with independent manufacturers to supply a variety of other products, including a variety of homeopathic products, powders, sales aids, and other miscellaneous products.	Nature’s Sunshine Products (NSP U.S. and NSP International): Lavender Oil, Tei-Fu® Oil, Peppermint Oil, Flower Essences Synergy Worldwide: Lavender Oil, Massage Oil

Distribution and Marketing

Our independent Distributors market our products to customers through direct-selling techniques, as well as sponsoring other Distributors. We seek to motivate and provide incentives to our independent Distributors by offering high quality products and providing our Distributors with product support, training seminars, sales conventions, travel programs and financial benefits.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Georgia, Ohio and Texas. Most of our international operations maintain warehouse facilities with inventory to supply their customers.

Demand for our products is created primarily from our independent Distributors. As of December 31, 2011, we had approximately 668,400 active Distributors and customers worldwide, which included approximately 210,300 Distributors and customers in the United States. A person who joins our independent sales force begins as a Distributor. An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor or by signing up through the Company, where they will then be assigned a sponsor. Our experience indicates that, on average, approximately 45 percent of our Distributors and customers renew annually. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent Distributor interested in earning additional income by committing more time and effort to selling our products may earn Manager status, which is contingent upon attaining certain purchase volume levels, recruiting additional Distributors or customers, and demonstrating leadership abilities. As of December 31, 2011, we had approximately 27,800 independent Managers worldwide, including approximately 5,200 independent Managers in the United States. Managers resell our products to Distributors within their sales group or directly to consumers, or use the products themselves. Historically, on average, approximately 63 percent of Distributors appointed as Managers have continued to maintain that status annually.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon the amount of sales group product purchases. Generally, a portion of these volume incentives are paid to the applicable Manager as a rebate for product purchases made by the Manager and the Distributors and customers on their personal purchases. Volume incentives are recorded as an expense in the year earned. The remaining portion of these volume incentives is paid in the form of commissions for purchases made by Distributors in a Manager’s sales group. The amounts of volume incentives that we paid during the years ended December 31, 2011, 2010 and 2009 are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

Seasonality

We operate in many regions around the world and, as a result, are affected by seasonal factor and trends such as holidays and cultural traditions and vacation patterns throughout the world.  For instance, in North America and Europe we typically see a decrease in the activity during the third quarter due to the summer vacation season, while we see a decrease in activity in many of our Asia Pacific markets during the first quarter due to cultural events such as the Chinese New Year. As a result, there is some seasonality to our revenues and expense reflect in our reported quarterly results. Generally, reductions in one region of the world due to seasonality are offset by increases in another, minimizing the impact on our reported consolidated revenues. Changes in the relative size of our revenues in one region of the world compared to another could cause seasonality to more significantly affect our reported quarterly results.

Inventories

In order to provide a high level of product availability to our independent Distributors and customers, we maintain a considerable inventory of raw materials in the United States and of finished goods in most countries in which we sell our products. Due to different regulatory requirements across the countries in which we sell our products, our finished goods inventories have product labels and sometimes product formulations specific for each country. Our inventories are subject to obsolescence due to finite shelf lives.

Dependence upon Customers

As a result of our business model, we are not dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our business.

Backlog

We typically ship orders for our products within 24 hours after receipt. As a result, we have not historically experienced significant backlogs.

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and sell brands that are, through advertising and promotions, better known to consumers. We compete in the nutritional and personal care industry against companies that sell through retail stores, as well as against other direct network marketing companies. For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores and discount stores. We compete for product sales and independent distributors with many other direct marketing companies, including Amway, Herbalife, Pharmanex (NuSkin), Shaklee and USANA, among others. Our products also compete with those sold through retail channels such as GNC, Whole Foods Market, mass market retailers and vitamin outlets, among others. We believe that the principal components of competition in the direct marketing of nutritional and personal care products are quality, price and brand recognition. In addition, the recruitment, training, travel and financial incentives for the independent distributors are important factors.

Research and Development

We conduct research and development activities at our manufacturing facility located in Spanish Fork, Utah. Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $1.6 million in 2011, $2.0 million in 2010 and $2.0 million in 2009. During the three years in the period ended December 31, 2011, we did not contract for any third-party research and development.

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

International Operations

A significant portion of our net sales are concentrated within the United States, which represented 43.4 percent of net sales in 2011. Outside of the United States, no one country accounted for 10.0 percent or more of sales revenue in any year in the last three years. As we continue to grow our international business, our operating results will likely become more sensitive to economic and political conditions in foreign markets, as well as to foreign currency fluctuations.  A breakdown of net sales revenue by region in 2011, 2010 and 2009 is set forth below.

(Dollar amounts in thousands)

Year Ended December 31,	2011		2010		2009
Net Sales Revenue:
North America	$203,945	55.4%	$204,609	58.5%	$201,692	59.0%
Europe	83,312	22.7	72,176	20.6	62,954	18.4
Asia Pacific	57,857	15.7	50,544	14.4	50,858	14.8
South America	22,699	6.2	22,589	6.5	26,607	7.8
	$367,813	100.0%	$349,918	100.0%	$342,111	100.0%

Our sales of nutritional and personal care products are established internationally in Australia, Austria, Belarus, Canada, the Czech Republic, Colombia, Costa Rica, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We also export our products to several other countries, including Argentina, Australia, Chile, Israel, New Zealand and Norway.

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

A significant portion of our long-lived assets are located in Venezuela.  Information regarding our long-lived assets by region for each of our last two fiscal years is set forth in Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Executive Officers

In 2011 and 2012, Gregory L. Probert and D. Wynne Roberts joined the Company in senior executive positions and, in connection with their employment, the Company has reorganized its executive officer structure.  Accordingly, the Company’s current executive officers, as of the date of this report, are as follows:

Name	Age	Position	Served in Position Since
Michael D. Dean	48	Chief Executive Officer	2010
Gregory L. Probert	55	Executive Vice Chairman	2011
D. Wynne Roberts	57	President and Chief Operating Officer	2012
Stephen M. Bunker	53	Executive Vice President, Chief Financial Officer and Treasurer	2006
Jamon Jarvis	45	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	2007

Michael D. Dean.  Mr. Dean is the Chief Executive Officer of our Company and serves as a member of the Company’s Board of Directors. Prior to his appointment as President and Chief Executive Officer in July 2010, he served as the Chief Executive Officer of Mediaur Technologies from 2003.  Previously, he was Executive Vice President of ABC Cable Networks, Senior Vice President of Corporate Strategic Planning and Development at the Walt Disney Company and a strategy consultant with Bain & Company. Mr. Dean received his B.A. in Business Administration from the University of California, Berkeley in 1986 and his M.B.A. from Harvard Business School in 1992.

Gregory L. Probert.  Mr. Probert is a member of the Company’s Board of Directors and is employed as the Executive Vice Chairman. Prior to his appointment in June 2011, he served as an independent consultant to the Company from 2010. Previously, he was Chairman of the Board and Chief Executive Officer of Penta Water Company, President and Chief Operating Officer of Herbalife International of America, Chief Executive Officer of DMX Music and Executive Vice President of Worldwide Home Entertainment at the Walt Disney Company. Mr. Probert received his B.A. from the University of Southern California in 1979.

D. Wynne Roberts.  Mr. Roberts is the President and Chief Operating Officer of our Company. Prior to his appointment in February 2012, he served as Chairman of the Board for LifeCare Corporation, a Romanian direct selling company from May 2010. Previously, he was Senior Vice President, EMEA (Europe, Middle East and Africa) at Herbalife International Inc., President, International of DMX Music Corporation, and held senior international executive positions at XE Systems Incorporated (a subsidiary of Xerox Corp.) and NCR Corporation. He is a citizen of the U.K., and received his L.L.B., with honors, from the University of Manchester in 1975.

Stephen M. Bunker.  Mr. Bunker is the Executive Vice President, Chief Financial Officer and Treasurer of our Company. Prior to his appointment in March 2006, he served as Vice President of Finance and Treasurer of Geneva Steel Holdings Corporation from 2001. Previously, he was Corporate Controller of Geneva Steel Corporation. Mr. Bunker is a Certified Public Accountant, and worked for Arthur Andersen for six years. Mr. Bunker received his B.A. in Accounting from Brigham Young University in 1983 and his Masters of Accountancy from Brigham Young University in 1984.

Jamon Jarvis.  Mr. Jarvis is the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of our Company. Prior to his appointment in March 2007, he served as General Counsel and Chief Financial Officer of InterNetwork, Inc. 2004. Previously, he was Executive Vice President Finance, General Counsel and Corporate Secretary of Spontaneous Technology, Inc. Mr. Jarvis received his B.A. in History from Brigham Young University in 1990 and his J.D. from Cornell Law School in 1993.

Employees

We employed 1,003 individuals as of December 31, 2011. We believe that our relations with our employees are satisfactory.

Available Information

Our principal executive office is located at 75 East 1700 South, Provo, Utah 84606. Our telephone number is (801) 342-4300 and our Internet website address is www.natr.com. We make available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as practicable after we electronically file these documents with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Code of Conduct Policy and the charters of our Audit Committee, Nominations Committee and Compensation Committee.

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

Network marketing systems are frequently subject to laws and regulations by various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive practices and to ensure that sales are made to consumers of the products, and that compensation, recognition and advancement within the marketing organization are based upon sales of the products. Failure to comply with these laws and regulations could result in significant penalties. Violations could result from misconduct by an associate, ambiguity in statutes, changes or new laws and regulations affecting our business and court-related decisions. Furthermore, we may be restricted or prohibited from using network marketing plans in some foreign countries. In addition, changes in existing laws or additional regulations could make it difficult to register or sell our products in the countries in which we operate.

Our products and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of our major product groups are subject to regulation by numerous domestic and foreign governmental agencies and authorities. These include the FDA, the FTC, the CPSC, the USDA and state regulatory agencies as well as regulatory agencies in the foreign markets in which we operate. These markets have varied regulations which often require us to reformulate products for specific markets, conform product labeling to market regulations and register or qualify products or obtain necessary approvals with the applicable governmental authorities in order to market our products in these markets. Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, limits on advertising, consumer redress, divestitures of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us could materially affect our ability to successfully market our products.

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

•                  government regulations;

•                  changes to our compensation arrangements with our independent Distributors; and

•                  competition in recruiting and retaining independent Distributors and/or market saturation.

We cannot provide any assurance that our independent Distributors will continue to maintain their current levels of productivity, or that we will be able to continue to attract and retain Distributors in sufficient numbers to sustain future growth or to maintain present sales levels.

Changes in the economies of the markets in which we do business may affect consumer demand for our products.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. For instance, in the last fiscal quarter of 2008 and throughout 2009, we experienced changes in our consumers’ spending habits in the United States, Russian, Asian and Latin American markets due to the general economic slowdown at that time, which resulted in lower net sales of our products during that period. Economic slowdowns in the markets in which we do business and an uncertain economic outlook may adversely affect consumer spending habits and customer traffic, which may result in lower net sales of our products in future periods.  A prolonged global economic downturn could have a material negative impact on our financial position, results of operation or cash flows.

Currency exchange rate fluctuations affect our net revenue and net income.

In 2011, we recognized approximately 56.6 percent of our revenue in markets outside the United States, the majority of which was recognized in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. Because a majority of our sales are in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings have in the past been and are likely to continue to be significantly affected by fluctuations in currency exchange rates, with net sales revenue and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. These fluctuations had a generally positive effect on our revenue in 2011 and 2010 compared to 2009, when we experienced a decline in our global net sales as a result of the U.S. dollar strengthening against most major currencies.  As our operations grow in countries where foreign currency transactions are made, our operating results will increasingly be subject to the risks of exchange rate fluctuations, and we may not be able to accurately estimate the impact of these changes on our future results of operations or financial condition.

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

For example, as of December 31, 2011, we had approximately $0.8 million in cash denominated in Venezuelan bolivar fuertes (“bolivar”). Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends back to the Company. Although to date we have been able to receive approval from the government of Venezuela to obtain U.S. dollars at the official exchange rate of 5.3, no assurances can be given that we will continue to receive such approval, or that other markets in which we operate will not enact similar restrictions.

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

As a U.S. company doing business in many international markets, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between our parent Company and our subsidiaries. These pricing laws are designed to ensure that appropriate levels of income and expense are reported by our U.S. and foreign entities, and that they are taxed appropriately. Regulators in the United States and in foreign markets closely monitor our corporate structures, intercompany transactions, and how we effectuate intercompany fund transfers. If regulators challenge our corporate structures, transfer pricing methodologies or intercompany transfers, our operations may be harmed, and our effective tax rate may increase. We are eligible to receive foreign tax credits in the United States for certain foreign taxes actually paid abroad. In the event any audits or assessments are concluded adversely to us, we may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. The various customs, exchange control and transfer pricing laws are continually changing, and are subject to the interpretation of governmental agencies.

We collect and remit sales tax in states in which we have determined that nexus exists.  Other states may, from time to time, claim we have state-related activities constituting a sufficient nexus to require such collection.

Despite our efforts to be aware of and to comply with such laws and changes to the interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to these interpretational changes, and such changes could have a material negative impact on our financial position, results of operation or cash flows.

Our business is subject to intellectual property risks.

Most of our products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products make patent protection impractical. As a result, we enter into confidentiality agreements with certain of our employees in our research and development activities, our independent associates, suppliers, directors, officers and consultants to help protect our intellectual property, investment in research and development activities and trade secrets. We have also obtained trademarks for the Nature’s Sunshine Products name and logo as well as the Synergy Worldwide name. There can be no assurance that our efforts to protect our intellectual property and trademarks will be successful, nor can there be any assurance that third parties will not assert claims against us for infringement of intellectual property rights, which could result in our business being required to obtain licenses for such rights, to pay royalties or to terminate our manufacturing of infringing products, all of which could have a material negative impact on our financial position, results of operations or cash flows.

Product liability claims could harm our business.

As a manufacturer and distributor of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in alleged injury to consumers due to tampering by unauthorized third parties or product contamination and/or other causes. We have historically had a very limited number of product claims or reports from individuals who have asserted that they have suffered adverse consequences as a result of using our products. We have established a wholly-owned captive insurance company to provide us with product liability insurance coverage, and have accrued a reserve that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based upon our history. There can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations or cash flows.

Inventory obsolescence due to finite shelf lives could adversely affect our business.

In order to provide a high level of product availability to our independent Managers, Distributors and customers, we maintain a considerable inventory of raw materials in the United States and of finished goods in most countries in which we sell our products. Our inventories of both raw materials and finished goods have finite shelf lives. If we overestimate the demand for our products, we could experience significant write-downs of our inventory due to obsolescence. Such write-downs could have a material negative impact on our financial position, results of operations or cash flows.

System failures could harm our business.

Like many companies, our business is highly dependent upon our information technology infrastructure (websites, accounting and manufacturing applications, and product and customer information databases) to manage effectively and efficiently our operations, including order entry, customer billing, accurately tracking purchases and volume incentives and managing accounting, finance and manufacturing operations. The occurrences of natural disasters, security breaches or other unanticipated problems could result in interruptions in our day-to-day business that could adversely affect our business. We have a disaster recovery plan in place to mitigate such risk. Nevertheless, there can be no assurance that a long-term failure or impairment of any of our information systems would not adversely affect our ability to conduct our day-to-day business.

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

Our business operates in an industry with numerous manufacturers, distributors and retailers of nutritional products. The market for our products is intensely competitive. Many of our competitors are significantly larger, have greater financial resources, and have better name recognition than we do. We also rely on our independent Distributors to market and sell our products through direct marketing techniques, as well as sponsoring other Distributors. Our ability to compete with other direct marketing companies depends greatly on our ability to attract and retain our Distributors. In addition, we currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. As a result, we may have difficulty differentiating our products from our competitors’ product and other competing products that enter the nutritional market. There can be no assurance that our future operations would not be harmed as a result of changing market conditions and future competition.

Our share price has been and may continue to be volatile.

Our share price has been volatile due, in part, to generally volatile securities markets and our history over the last few years. Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, the activities of our Managers, Distributors and customers, and the level of perceived growth in the industry in which we participate.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are located in two adjacent office buildings in Provo, Utah, which consist of approximately 63,000 square feet. These facilities are leased from an unaffiliated third party through lease agreements which expire in 2012. At the end of our lease agreement, our corporate offices will be moved to a 56,000 square foot facility in Lehi, Utah, under a seventy-month lease agreement.

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

We lease properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and distribution warehouses in Utah, Australia, Canada, China, Colombia, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Hong Kong, Indonesia, Israel, Japan, Malaysia, Mexico, Nicaragua, Panama, Peru, the Philippines, Poland, Singapore, South Korea, Taiwan, Thailand, the United Kingdom, Venezuela, and Vietnam. We believe these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs. During our fiscal years 2011, 2010 and 2009, we spent approximately $6.2 million, $6.2 million and $5.9 million, respectively, for all of our leased facilities.

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

Audit of U.S. Federal Tax Returns, 2003-2010

The Company’s U.S. federal income tax returns for 2003 through 2010 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions which have open tax years from 2000 through 2010. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for 2009 and 2010.  Furthermore, previous IRS exams for the periods 2003 through 2005 and 2006 through 2008 are nearing completion.

In October 2009, the IRS issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company challenged the IRS proposals, and took the matter before the Office of Appeals of the Internal Revenue Service.  A verbal settlement was reached with IRS Appeals during 2011, and a proposed settlement agreement was signed by NSP in early January 2012.  IRS Appeals sent a letter on January 30, 2012, indicating that the agreement with NSP had been approved and that they would complete the processing of these open years.

Also during 2011, the IRS issued an examination report formally proposing adjustments with respect to the 2006 through 2008 taxable years.  As with the previous exam cycle discussed above, the adjustments relate primarily to the prices that were charged in intra-group transfers of property and the disallowance of related deductions.  The Company was able to reach a verbal settlement of the issues with the IRS exam team during 2011, and an agreement was executed in January 2012.

Management believes that the Company has appropriately reserved for these matters at an amount which it believes will ultimately be due upon resolution of the administrative proceedings. These estimates are based upon a more-likely-than-not recognition threshold.  The Company is currently unable to determine the precise outcome of these matters and their related impact if any, on the Company’s financial condition, results of operations or cash flows.

Although the Company believes its estimates are reasonable, the Company can provide no assurance that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Such difference could have a material impact on the Company’s income tax provision and operating results in the period in which the Company makes such determination.

NutriPlus LLC Settlement

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

On July 8, 2011, the Company and NutriPlus entered into a settlement agreement, wherein both parties settled all claims in the arbitration and bore their own costs associated with the arbitration. As a result of the settlement, the Company agreed to pay NutriPlus $21.7 million for the release of all past and future obligations.  Of the $21.7 million, the Company applied $7.0 million toward previously accrued and expensed but unpaid royalties, and $14.7 million in exchange for the contract termination and extinguishment of future royalty obligations.

For the year ended December 31, 2010, the Company recorded and expensed royalty payments to NutriPlus of approximately $5.6 million (included in selling, general and administrative expenses), which was approximately 4.0 percent of NSP International’s revenue and 1.6 percent of the Company’s consolidated revenue. For the year ended December 31, 2011, the Company recorded and expensed royalty payments to NutriPlus of approximately $2.9 million, which was approximately 2.1 percent of NSP International’s revenue and 0.8 percent of the Company’s consolidated revenue.

As a result of the settlement, our operating costs for the year ended December 31, 2011, were reduced by $2.7 million compared to what they would have been, which resulted in a corresponding increase to operating income of $2.7 million. Similarly, based on current sales from our Russian business, we expect the settlement will result in an annual reduction of $5.6 to $6.0 million in operating costs and a corresponding increase in operating income above the level the Company would otherwise achieve if the NutriPlus royalty obligation remained in effect. This positive impact on operating costs and operating income will fluctuate with sales volumes in our Russian business.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to value-added tax assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any, and therefore no provision for losses has been provided.  The Company believes that future payments related to these matters could range from $0 to approximately $0.7 million.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock is traded on the NASDAQ Stock Market (symbol “NATR”).

The following table summarizes the quarterly high and low market prices of our common stock for the years ended December 31, 2011 and 2010:

	Market Prices
2011	High		Low
First Quarter		$9.25	$7.72
Second Quarter	S	19.88	$8.17
Third Quarter		$21.16	$13.80
Fourth Quarter		$18.51	$12.40

	Market Prices
2010	High		Low
First Quarter		$9.18	$7.55
Second Quarter	S	14.74	$8.05
Third Quarter		$10.20	$8.05
Fourth Quarter		$9.40	$8.30

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

The closing price of our common shares on February 29, 2012, was $14.75.  The approximate number of shareholders of record of our common shares as of February 29, 2012, was 927. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None.

Dividends

There were 928 shareholders of record as of December 31, 2011. During the first quarter of fiscal year 2009, the Company paid cash dividends of $0.05 per common share. The Company suspended payment of its quarterly cash dividends, effective the second quarter of 2009, in an effort to conserve cash in the United States.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding the Company’s equity compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,263,090	$9.70	238,350
Equity compensation plans not approved by security holders (2)	111,400	11.85	—
Total	1,374,490	$9.88	238,350

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

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2006, along with the composite prices of companies listed on the NASDAQ Stock Market and our peer group. Standard & Poor’s Investment Services has provided us with this information. The comparisons in the graph are required by regulations of the SEC, and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies in our peer group are Herbalife International, Inc., NuSkin Enterprises, Inc. and USANA Health Sciences, Inc.

Comparison of Cumulative Five Year Total Return

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Nature’s Sunshine Products, Inc.	$100.00	$83.69	$55.20	$77.27	$81.26	$140.43
NASDAQ Index	100.00	110.26	65.65	95.19	112.10	110.81
Peer Group	100.00	93.96	58.93	112.96	166.23	244.78

Item 6. Selected Financial Data

The selected financial data presented below is summarized from our results of consolidated operations for each of the five years in the period ended December 31, 2011, as well as selected consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007.

(Dollar and Share Amounts in Thousands, Except for Per Share Information and Other Information)

Consolidated Income Statement Data

	Year Ended December 31,
	2011	2010	2009	2008	2007

Net sales revenue	$367,813	$349,918	$342,111	$372,065	$360,263
Costs and expenses
Cost of goods sold	69,410	69,040	68,512	71,611	70,711
Volume incentives	133,883	130,367	126,105	139,689	138,002
Selling, general and administrative	129,605	139,248	135,061	153,942	146,337
Contract termination costs	14,750	—	—	—	—
	347,648	338,655	329,678	365,242	355,050
Operating income	20,165	11,263	12,433	6,823	5,213
Other income, net	1,847	2,727	2,331	2,692	1,276
Income before income taxes	22,012	13,990	14,764	9,515	6,489
Provision for income taxes	4,411	5,521	8,210	8,306	12,625
Net income (loss) from continuing operations	17,601	8,469	6,554	1,209	(6,136)
Loss from discontinued operations	—	(9,702)	(439)	(3,047)	(2,074)
Net income (loss)	$17,601	$(1,233)	$6,115	$(1,838)	$(8,210)

Consolidated Balance Sheet Data

	December 31,
	2011	2010	2009	2008	2007

Working capital	$57,305	$41,370	$33,523	$30,200	$32,017
Current ratio	1.85	1.63	1.49	1.39	1.42
Inventories	41,611	36,235	40,623	39,558	35,249
Property, plant and equipment, net	25,137	27,391	28,757	30,224	28,282
Total assets	175,811	159,415	156,139	164,276	165,338
Long-term liabilities	20,575	25,865	31,175	32,679	27,968
Total shareholders’ equity	87,438	68,382	57,095	53,677	60,392

Common Share Summary

	December 31,
	2011	2010	2009	2008	2007

Cash dividend per share	$—	$—	$0.05	$0.20	$0.20
Basic and diluted earnings per share
Basic weighted average number of shares	15,550	15,515	15,510	15,510	15,495
Diluted weighted average number of shares	15,695	15,605	15,512	15,510	15,495
Basic
Net income (loss) from continuing operations	$1.13	$0.55	$0.42	$0.08	$(0.40)
Loss from discontinued operations	$—	$(0.63)	$(0.03)	$(0.20)	$(0.13)
Net income (loss)	$1.13	$(0.08)	$0.39	$(0.12)	$(0.53)
Diluted
Net income (loss) from continuing operations	$1.12	$0.54	$0.42	$0.08	$(0.40)
Loss from discontinued operations	$—	$(0.62)	$(0.03)	$(0.20)	$(0.13)
Net income (loss)	$1.12	$(0.08)	$0.39	$(0.12)	$(0.53)

Other Information

	December 31,
	2011	2010	2009	2008	2007

Number of independent Managers	27,763	28,327	28,726	26,002	24,115
Number of independent Distributors and customers	668,361	685,065	697,150	729,627	698,685
Square footage of property in use	763,389	750,390	750,610	731,277	706,519
Number of employees	1,003	1,073	1,191	1,183	1,170

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

OVERVIEW

Our Business, Industry and Target Market

Nature’s Sunshine Products, Inc. together with its subsidiaries, is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. Nature’s Sunshine Products, Inc. is a Utah corporation with its principal place of business in Provo, Utah. We sell our products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or customers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies. The Company has two reportable business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States (NSP United States) and in countries outside the United States (NSP International). We also sell our products through a separate division and operating business segment, Synergy Worldwide. Synergy Worldwide offers marketing plans, Distributor compensation plans and product formulations that are sufficiently different from those of NSP United States and NSP International to warrant its treatment as a separately reportable business segment.

We market our products in Australia, Austria, Belarus, Canada, the Czech Republic, Colombia, Costa Rica, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to several other countries, including Argentina, Australia, Chile, Israel, New Zealand and Norway.

In 2011, we experienced an increase in our consolidated net sales of 5.1 percent. Synergy Worldwide experienced an increase in net sales revenue of approximately 37.0 percent (or 31.5 percent in local currencies excluding the positive impact of foreign currency fluctuations). NSP International experienced a decrease in net sales of approximately 3.0 percent compared to the same period in 2010, and a decrease in local currency net sales of 3.6 percent (excluding the positive impact of foreign currency fluctuations), while NSP United States net sales decreased approximately 2.3 percent. The significant sales revenue growth was from our Synergy businesses in Europe, Korea, and the United States and our NSP Russian markets (excluding Belarus) during 2011. Gains in these markets were partially offset by decreases in our NSP Belarus, NSP Dominican Republic, NSP and Synergy Japan, and NSP Mexico markets.

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

For the year ended December 31, 2010, the Company recorded and expensed royalty payments to NutriPlus of approximately $5.6 million (included in selling, general and administrative expenses), which was approximately 4.0 percent of NSP International’s revenue and 1.6 percent of the Company’s consolidated revenue. For the year ended December 31, 2011, the Company recorded and expensed royalty payments to NutriPlus of approximately $2.9 million, which was approximately 2.1 percent of NSP International’s revenue and 0.8 percent of the Company’s consolidated revenue.

As a result of the settlement, our operating costs for the year ended December 31, 2011, were reduced by $2.7 million compared to what they would have been, which resulted in a corresponding increase to operating income of $2.7 million. Similarly, based on current sales from our Russian business, we expect the settlement will result in an annual reduction of $5.6 to $6.0 million in operating costs and a corresponding increase in operating income above the level the Company would otherwise achieve if the NutriPlus royalty obligation remained in effect. This positive impact on operating costs and operating income will fluctuate with sales volumes in our Russian business.

Selling, general and administrative costs as a percentage of net sales revenue for the year decreased from 39.8 percent in the prior year to 35.2 percent in the current year as a result of revenue growth (primarily in Synergy Worldwide), the reduction of our royalty costs related to our Russian business as noted above, and our successful efforts to reduce operating costs in all of our operating segments.

As a result of our overall growth in net sales revenue and reductions in operating expenses, our consolidated operating income for the year increased from 3.2 percent of net sales revenue in the prior year to 5.5 percent of net sales revenue in the current year. Excluding the onetime contract termination costs of $14.7 million due to the NutriPlus settlement, operating income would have been 9.5 percent of net sales revenue in 2011.

We distribute our products to consumers through an independent sales force comprised of Managers and independent Distributors. Typically a person who joins our independent sales force begins as a Distributor. A Distributor interested in earning additional income by committing more time and effort to selling our products may earn Manager status, which is contingent upon attaining certain purchase levels, recruiting additional Distributors and demonstrating leadership abilities. On a worldwide basis, active Managers totaled approximately 27,800 and 28,300 and active Distributors and customers totaled approximately 668,400 and 685,100 at December 31, 2011 and 2010, respectively. We anticipate that the number of active Distributors and customers will increase if our existing business grows and we enter new international markets, and if current Managers and Distributors grow their businesses.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

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

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed (generally, when the merchandise has been delivered). The amount of the volume incentive is determined based upon the amount of qualifying purchases in a given month. It is necessary for us to make estimates about the timing of when merchandise has been delivered. These estimates are based upon our historical experience related to time in transit, timing of when shipments occurred and shipping volumes. Amounts received for undelivered merchandise are recorded as deferred revenue. From time to time, our U.S. operations extend short-term credit associated with product promotions. In addition for certain of our international operations, we offer credit terms consistent with industry standards within the country of operation. Payments to Distributors and Managers for sales incentives or rebates are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales. Membership fees are deferred and amortized as revenue over the life of the membership (primarily one year). Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

A reserve for product returns is recorded based upon historical experience.  We allow Distributors or Managers to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more restrictive.  Sales returns for the years 2011, 2010 and 2009, were approximately $0.6 million, $0.6 million and $0.1 million, respectively.

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

For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether it intends to sell or whether it would be more likely than not required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary, and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

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

Self-Insurance Liabilities

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury to consumers due to tampering by unauthorized third parties or product contamination. We have historically had a very limited number of product claims or reports from individuals who have asserted that they have suffered adverse consequences as a result of using our products. These matters have historically been settled to our satisfaction and have not resulted in material payments. We have established a wholly owned captive insurance company to provide us with product liability insurance coverage, and have accrued a reserve that we believe is sufficient to cover probable and reasonable estimable liabilities related to product liability claims based upon our history. However, there can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations or cash flows.

We self-insure for certain employee medical benefits. The recorded liabilities for self-insured risks are calculated using actuarial methods, and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded.

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. We did not consider any of our long-lived assets to be impaired during the years ended December 31, 2011, 2010 or 2009.

Incentive Trip Accrual

We accrue for expenses for incentive trips associated with our direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued convention and meeting costs of approximately $5.0 million and $4.0 million at December 31, 2011 and 2010, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 13, “Commitment and Contingencies”, to the Notes of our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the Company’s consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by the Company when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2011 and 2010, we had recorded valuation allowances of $9.8 million and $12.3 million, respectively, as offsets to our net deferred tax assets.

As of December 31, 2011, we had foreign income tax net operating loss carryforwards of $4.5 million, which will expire at various dates from 2012 through 2021. The Company had approximately $5.7 million of foreign tax credits, which begin to expire at various dates starting in 2019.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Net sales revenue	100.0%	100.0%	100.0%

Costs and expenses:
Cost of goods sold	18.9	19.7	20.0
Volume incentives	36.4	37.3	36.9
Selling, general and administrative	35.2	39.8	39.5
Contract termination costs	4.0	—	—
	94.5	96.8	96.4

Operating income	5.5	3.2	3.6

Other income:
Interest and other income, net	0.4	0.1	0.4
Interest expense	—	—	—
Foreign exchange gains, net	0.1	0.7	0.3
	0.5	0.8	0.7

Income before provision for income taxes	6.0	4.0	4.3
Provision for income taxes	1.2	1.6	2.4

Net income from continuing operations	4.8	2.4	1.9
Loss from discontinued operations, net of tax	—	(2.8)	(0.1)

Net income (loss)	4.8%	(0.4)%	1.8%

Year Ended December 31, 2011, as Compared to the Year Ended December 31, 2010

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2011 was $367.8 million compared to $349.9 million in 2010, an increase of approximately 5.1 percent. The increase in net sales revenue for the year ended December 31, 2011 compared to the same period in 2010, is primarily due to improvements in our Synergy Worldwide segment, and was partially offset by a decline in our NSP United States and NSP International segments.

NSP United States

Net sales revenue related to NSP United States for the year ended December 31, 2011 was $138.2 million compared to $141.5 million for the same period in 2010, or a decrease of 2.3 percent in 2011 compared to 2010. NSP United States Managers and Distributors are predominantly practitioners of nutritional supplement therapies, as well as retailers and consumers of our products, a segment that continued to be adversely affected by the economic downturn in the United States. Net sales revenue also decreased compared to the same period in the prior year due to the cancellation of some less profitable promotional programs.

The NSP United States segment includes both English and Spanish language sales divisions, of which the English language division is approximately 80 percent of segment net sales revenue. Our English language division net sales revenue decreased $2.7 million for the year ended December 31, 2011, or 2.4 percent, compared to the same period in 2010. Our Spanish language division net sales revenue decreased $0.7 million, or 2.2 percent, for the year ended December 31, 2011, compared to the same period in 2010. While both the English and Spanish Divisions have been adversely affected by the poor economic environment, the cancellation of some less profitable promotional programs had a more significant impact on our Spanish Division.

Active Managers within NSP United States totaled approximately 5,200 and 5,700 at December 31, 2011 and 2010, respectively. A significant contributor to the decrease in the number of active Managers was the discontinuance of a program that allowed Distributors to attain Manager status by meeting lower performance criteria. Active Distributors and customers within NSP United States totaled approximately 195,000 and 229,900 at December 31, 2011 and 2010, respectively. The number of active Distributors and customers decreased due to the poor economic environment. In addition, the number of active Distributors also decreased due to the cancellation of some less profitable recruiting and retention programs.

NSP International

NSP International reported net sales revenue for the year ended December 31, 2011 of $135.7 million, compared to $139.8 million for the same period in 2010, a decrease of approximately 3.0 percent.  In local currencies, net sales decreased 3.6 percent, compared to the same period in 2010. Fluctuation in foreign exchange rates had a $0.8 million favorable impact on net sales for the year ended December 31, 2011. The decrease in sales is due to lower local currency sales in our Dominican Republic, Japan and Mexico markets, which are predominately practitioners of nutritional supplement therapies and retailers or consumers of our products, offset by higher sales in our Russian markets, which are traditionally more network marketing oriented, and positive currency fluctuations.

Notable activity in the following markets contributed to the results of NSP International:

In NSP International’s Russian markets (Russia, Ukraine, Belarus and several other Eastern European nations), net sales revenues increased approximately $0.7 million, or 1.3 percent, for the year ended December 31, 2011, compared to the same period in 2010. Excluding Belarus, net sales revenues increased approximately $3.1 million or 6.4 percent, for the year ended December 31, 2011. The Russian markets (excluding Belarus) continue to build on the momentum gained in the prior year as a result of improved Manager and Distributor recruiting efforts and strengthening economies in the region. However, this growth has been slowed by a growing debt crisis in Belarus, which has adversely affected NSP International’s Belarusian Distributors’ ability to obtain foreign currency to purchase our products and may continue to adversely affect sales going forward. NSP International’s sales in Belarus were $2.3 million lower for the year ended December 31, 2011, compared to the same period in 2010.

In Japan, net sales revenues decreased approximately $0.7 million, or 8.9 percent, for the year ended December 31, 2011, respectively, compared to the same period in 2010. In local currency, net sales decreased 17.7 percent, respectively, compared to the same period in 2010. Fluctuations in foreign exchange rates had a $0.7 million favorable impact on net sales for the year ended December 31, 2011. The decrease in local currency sales is partially due to the earthquake, tsunami and subsequent nuclear disasters in the spring of 2011, which suppressed consumer confidence and spending and made it difficult to ship ordered products, as well as to retain active Distributors.  NSP International’s future sales in Japan may be adversely affected while the country rebuilds and recovers from these disasters.

In Mexico, our net sales revenues decreased approximately $2.4 million, or 16.9 percent, for the year ended December 31, 2011, compared to the same periods in 2010. In local currency, net sales decreased 18.3 percent, compared to the same period in 2010. Fluctuations in foreign exchange rates had a $0.2 million favorable impact on net sales for the year ended December 31, 2011. The decrease in local currency net sales is principally due to the continuing effects of a tax law interpretation by the Mexican taxing authority requiring the collection of value-added tax on all of our products sold in Mexico and our compliance with this interpretation.

In the Dominican Republic, net sales revenues decreased approximately $1.4 million, or 35.9 percent, for the year ended December 31, 2011, respectively, compared to the same period in 2010. The decrease in sales is in part due to the elimination of promotional programs and events which historically had promoted sales growth, but did not produce profitable results.

Active Managers within NSP International totaled approximately 19,900 and 20,300 at December 31, 2011 and 2010, respectively. Active Distributors and customers within NSP International totaled approximately 386,000 and 376,800 at December 31, 2011 and 2010, respectively.

Synergy Worldwide

Synergy Worldwide, which as a segment is traditionally more network marketing oriented, reported net sales revenue for the year ended December 31, 2011 of $93.9 million, compared to $68.6 million in 2010, an increase of approximately 37.0 percent. In local currencies, net sales increased 31.5 percent for the year ended December 31, 2011, compared to the same period in 2010. Fluctuations in foreign exchange rates had a $3.8 million favorable impact on net sales for the year ended December 31, 2011. The increase in net sales was primarily due to growth in Synergy Worldwide’s United States, Korean and European markets, offset by sales declines in its Japan and Indonesia markets.

Notable activity in the following markets contributed to the results of Synergy Worldwide:

In the United States, net sales revenues increased approximately $6.0 million, or 39.5 percent, for the year ended December 31, 2011, compared to the same period in 2010. Synergy Worldwide’s growth within the United States is due to effective Company and Manager sales and marketing efforts of a well-accepted product offering, which has resulted in the growth of its U.S. Distributor base through recruiting and retention.

In Europe, net sales revenues increased approximately $10.1 million, or 82.8 percent, for the year ended December 31, 2011, compared to the same period in 2010. In local currency, net sales increased 74.6 percent for the year ended December 31, 2011, compared to the same period in 2010.  Fluctuations in foreign exchange rates had a $1.0 million favorable impact on net sales for the year ended December 31, 2011. Strong Distributor leadership and Distributor-driven marketing and development continues to drive increased market penetration. primarily within the relatively new markets of Austria, Finland, Norway and Sweden.

In Korea, net sales revenues increased approximately $9.0 million, or 79.6 percent, for the year ended December 31, 2011, compared to the same period in 2010. In local currency, net sales increased 71.7 percent for the year ended December 31, 2011, compared to the same period in 2010.  Fluctuations in foreign exchange rates had a $0.9 million favorable impact on net sales for the year ended December 31, 2011. Synergy Worldwide’s growth in Korea is due to productive joint Company and Manager efforts to develop sales groups as well as a broader product line that is well accepted in the market.

In Japan, net sales revenues decreased approximately $0.6 million, or 3.7 percent, for the year ended December 31, 2011, compared to the same period in 2010.  In local currency, net sales decreased 12.4 percent for the year ended December 31, 2011, compared to the same period in 2010. Fluctuations in foreign exchange rates had a $1.4 favorable impact on net sales for the year ended December 31, 2011. The decrease in local currency sales is partially due to the recent earthquake, tsunami and subsequent nuclear disasters in the spring of 2011, which suppressed consumer confidence and spending and made it difficult to ship ordered products, as well as to recruit and retain active Distributors.  Synergy Worldwide’s future sales in Japan may be adversely affected while the country rebuilds and recovers from these disasters.

Active Managers within Synergy Worldwide totaled approximately 2,700 and 2,300 at December 31, 2011 and 2010, respectively. Active Distributors and customers within Synergy Worldwide totaled approximately 87,400 and 78,400 at December 31, 2011 and 2010, respectively.

Further information related to the NSP United States, NSP International and Synergy Worldwide business segments is set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased to 18.9 percent in 2011, compared to 19.7 percent in 2010.   These decreases are primarily due to reductions in product and material write-offs, changes in product mix between markets and lower raw material costs, partially offset by increased importation fees related to higher transfer prices within some of our foreign markets. While the Company intends to seek continued cost reductions where possible, pricing pressure on raw materials, fuel costs and other factors could adversely affect our ability to reduce or maintain our current cost of goods sold rate in the future.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program, and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our various operations.  Volume incentives as a percent of net sales revenue decreased to 36.4 percent in 2011, compared to 37.3 percent in 2010.  The decreases are primarily due to reductions in volume incentive rates due to our lower Manager and Distributor base within NSP United States and an increase in product purchases that pay a lower sales commission rate in Synergy Worldwide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 35.2 percent of net sales revenue in 2011, compared to 39.8 percent in 2010, or by approximately $9.6 million to $129.6 million in 2011.

Significant increases to selling, general and administrative expenses during the year ended December 31, 2011 compared to the same period in 2010 included:

•                  $3.7 million of increased variable costs related to the sales growth of Synergy Worldwide in Europe, Korea and the United States as well as NSP International in the Russian markets;

•                  $2.9 million of performance-based stock compensation costs based upon the Company’s determination that it is probable that the related performance metrics will be achieved;

•                  $1.5 million of unfavorable currency fluctuations; and

•                  $0.7 million of increased U.S. sales tax related reserve expense due to prior year favorable adjustments of the reserve.

Significant decreases to selling, general and administrative expenses during the year ended December 31, 2011, compared to the same period in 2010 included:

•                  $6.7 million of cost reductions in many of our foreign markets related to changes in leases and compensation costs;

•                  $2.6 million of decreased royalty costs related to our Russian business as a result of the NutriPlus settlement;

•                  $2.4 million related to our U.S. healthcare costs;

•                  $1.7 million of decreased U.S. compensation and other benefit related costs;

•                  $1.9 million of non-recurring severance costs related to changes in management and overall personnel reductions worldwide in the prior year;

•                  $1.5 million of decreased foreign value-added tax reserves between years; and

•                  $1.1 million of decreased administrative costs in U.S. convention and promotion related costs due to the differences in event qualification periods between years.

We continue to implement cost reduction measures within all of our operating segments wherever possible.

Contract Termination Costs

On July 8, 2011, we entered into a settlement agreement with NutriPlus, from whom we acquired certain assets in 1999 in order to establish our Russian business, and to whom we agreed to pay a percentage of net sales in our Russian business in the form of a royalty payment, wherein both parties settled all claims in the arbitration, and bore their own costs associated with the arbitration. As a result of the settlement, the Company agreed to pay NutriPlus $21.7 million for the release of all past and future obligations. Of the $21.7 million, the Company applied $7.0 million toward previously accrued but unpaid royalties (which had been previously expensed), and $14.7 million in exchange for the contract termination and extinguishment of future royalty obligations.

For the year ended December 31, 2010, the Company recorded and expensed royalty payments to NutriPlus of approximately $5.6 million (included in selling, general and administrative expenses), which was approximately 4.0 percent of NSP International’s revenue and 1.6 percent of the Company’s consolidated revenue. For the year ended December 31, 2011, the Company recorded and expensed royalty payments to NutriPlus of approximately $2.9 million, which was approximately 2.1 percent of NSP International’s revenue and 0.8 percent of the Company’s consolidated revenue.

As a result of the settlement, our operating costs are expected to be reduced and our consolidated operating income is expected to be increased by $5.6 to $6.0 million annually based on current sales volumes from our Russian business. This expected reduction in operating costs and corresponding increase in consolidated operating income will fluctuate based on future increases or decreases in sales from our Russian business.

See Note 13, Commitments and Contingencies in the Condensed Notes to the Consolidated Financial Statements for further discussion.

Operating Income

Operating income increased approximately $8.9 million during the year ended December 31, 2011, compared to the same period in 2010, from $11.3 million to $20.2 million, or 3.2 percent and 5.5 percent, respectively, of net sales revenue. Excluding the onetime NutriPlus related contract termination costs of $14.7 million; consolidated operating income for 2011 would have been $34.9 million, or 9.5 percent of net sales revenue.

Operating income for NSP United States increased approximately $6.0 million for the year ended December 31, 2011, from $6.3 million for the same period in 2010 to $12.3 million in 2011. The increase in operating income is primarily due to significant cost reductions in our selling, general and administrative expenses described above for year ended December 31, 2011.

Operating income for NSP International decreased approximately $5.0 million for the year ended December 31, 2011, compared to the same period in 2010, from operating income of $3.3 million to an operating loss $1.7 million in 2011. Excluding the NutriPlus related contract termination costs of $14.7 million operating income for NSP International would have been $13.1 million for the year ended December 31, 2011.  The increase in operating income is primarily due to revenue growth in our Russian markets (excluding Belarus), cost reductions within our other foreign markets and positive changes in foreign value-added tax reserves.

Operating income for Synergy Worldwide increased approximately $7.8 million for the year ended December 31, 2011, compared to the same period in 2010, from $1.7 million to $9.5 million in 2011. The increase in operating income is primarily due to growth in sales within its European, Korean and U.S. markets.

Other Income, net

Other income, net for the year ended December 31, 2011, decreased $0.9 million, compared to the same period in 2010.  The decrease is primarily due to prior year foreign exchange gains of $3.7 million in Venezuela as a result of the devaluation of the bolivar and the change to a highly inflationary economy that were non-recurring and recognized in 2010, offset by net foreign exchange gains and losses in certain of our other markets based on changes in exchange rates.  The decrease in other net income in 2011 has been offset by an increase in interest and other income, net of $1.2 million due to the receipt of $0.7 in restricted cash in Venezuela that had been previously written-down.

Income Taxes

Our effective income tax rate was 20.0 percent for 2011, compared to 39.5 percent for 2010. The effective rate for 2011 differed from the federal statutory rate of 35.0 percent primarily due to the following:

(i)

Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 15.1 percentage points in 2011. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits and adjustments relating to outside basis calculations under applicable U.S. GAAP. Changes to the effective rate due to dividends received from foreign subsidiaries, adjustments for foreign tax credits and outside basis are expected to be recurring.

(ii)

Changes in the unrecognized tax benefits increased the effective tax rate by 8.2 percent in 2011. These net gains and losses were recorded for financial reporting purposes, but were excluded from the calculation of taxable income.

(iii)

Foreign tax rate differentials that incrementally affect the federal statutory rate decreased the effective tax rate by approximately 5.2 percent in 2011. This is primarily due to differences between the lower statutory rates in foreign entities compared to the U.S. statutory rate of 35%.

As a net result of these and other differences, the effective tax rate for 2011 was less than the statutory rate of 35.0 percent for the year ended December 31, 2011.

Year Ended December 31, 2010, as Compared to the Year Ended December 31, 2009

Net Sales Revenue

Consolidated net sales revenue for the year ended December 31, 2010 was $349.9 million compared to $342.1 million in 2009, an increase of approximately 2.3 percent. The increase in net sales revenue for the year ended December 31, 2010, compared to the same period in 2009, is primarily due to improvements in our Synergy Worldwide segment, and was offset by a decline in our NSP United States segment.

NSP United States

Net sales revenue related to NSP United States for the year ended December 31, 2010 was $141.5 million, compared to $146.8 million for the same period in 2009, or a decrease of 3.6 percent in 2010 compared to 2009. Shifting the timing of our national convention from 2010 to 2011 negatively affected net sales, Manager retention and Distributor recruiting efforts during the current year. Net sales revenue also decreased compared to the same period in the prior year due to changes to some of our promotional programs and continued weakness in the U.S. economy which had a greater effect on our Managers that have a retail component in their business.

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

NSP International

NSP International reported net sales revenue for the year ended December 31, 2010 of $139.8 million, compared to $139.4 million for the same period in 2009, an increase of approximately 0.3 percent.  In local currencies, net sales increased 2.1 percent, compared to the same period in 2009.

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

In Canada, net sales revenues increased approximately $1.0 million, or 6.9 percent, for the year ended December 31, 2010, compared to the same period in 2009. In local currency, net sales decreased 3.4 percent compared to the same period in 2009. Fluctuations in foreign exchange rates had a $1.5 million favorable impact on net sales for the year ended December 31, 2010.  The decrease in local currency net sales is due primarily to significant sales and value-added tax increases in several Canadian provinces that apply to our products in these regions, which negatively affected demand for our products.

In Mexico, net sales revenues increased approximately $0.3 million, or 2.2 percent, for the year ended December 31, 2010, compared to the same periods in 2010. In local currency, net sales decreased 4.3 percent, compared to the same period in 2009. Fluctuations in foreign exchange rates had a $0.9 million favorable impact on net sales for the year ended December 31, 2010. The decrease in local currency net sales is due to a tax law interpretation by the Mexican taxing authority requiring the collection of value-added tax on all of our products sold in Mexico.

In Venezuela, net sales revenues decreased approximately $6.3 million, or 50.8 percent, for the year ended December 31, 2010, compared to the same period in 2009.  The decrease of net sales in Venezuela was primarily a result of the devaluation of the Venezuelan bolivar from the official rate of 2.15 bolivars per U.S. dollar to 4.30 in January 2010. As a direct result, net sales revenue in Venezuela decreased significantly. In local currency, net sales decreased 0.8 percent for the year ended December 31, 2010, compared to the same period in 2009.

Active Managers within NSP International were essentially unchanged, totaling approximately 20,300 and 20,300 at December 31, 2010 and 2009, respectively. Active Distributors within NSP International totaled approximately 376,800 and 353,300 at December 31, 2010 and 2009, respectively.

Fluctuations in foreign exchange rates had a $2.4 million unfavorable impact on net sales for the year ended December 31, 2010. The increase in net sales is due to higher sales in our Russian markets, and strong positive currency fluctuations in our Canadian and Mexican markets, and was offset by lower sales in Venezuela as a result of the devaluation of its currency.

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

In the United States, net sales revenues increased approximately $7.7 million, or 102.7 percent, for the year ended December 31, 2010, compared to the same period in 2009.  Synergy Worldwide’s growth within the Unites States is due to effective Company and Manager sales and marketing efforts of a well accepted product offering, which has resulted in the growth of our U.S. Distributor base.

In Europe, net sales revenues increased approximately $5.3 million, or 76.8 percent, for the year ended December 31, 2010, compared to the same period in 2009. In local currency, net sales increased 85.5 percent for the year ended December 31, 2010, compared to the same period in 2009.  Fluctuations in foreign exchange rates had a $0.6 million unfavorable impact on net sales for the year ended December 31, 2010. Synergy Worldwide’s growth in Europe is due to the continued expansion of our relatively new operations primarily within Norway and Sweden.

In Korea, net sales revenues increased approximately $4.2 million, or 59.2 percent, for the year ended December 31, 2010, compared to the same period in 2009. In local currency, net sales increased 45.1 percent for the year ended December 31, 2010, compared to the same period in 2009.  Fluctuations in foreign exchange rates had a $1.0 million favorable impact on net sales for the year ended December 31, 2010. Synergy Worldwide’s growth in Korea is due to strong and productive Company and Manager development of sales groups and a broader product line that is well accepted in the market.

Synergy Worldwide launched operations in the Vietnam market during the second quarter of 2010 and reported net sales of $2.1 million for the year ended December 31, 2010.

In Japan, Synergy Worldwide’s’s largest market, net sales revenues decreased approximately $4.3 million, or 21.1 percent, for the year ended December 31, 2010, compared to the same period in 2009.  In local currency, net sales decreased 26.0 percent for the year ended December 31, 2010, compared to the same period in 2009. Fluctuations in foreign exchange rates had a $1.0 favorable impact on net sales for the year ended December 31, 2010. The decrease in net sales was primarily due to import restrictions on several of our key products, strong competition and continuing economic weakness in Japan, which has resulted in a decrease in the number of active Managers and Distributors.

In Indonesia, net sales revenues decreased approximately $3.7 million, or 41.1 percent, for the year ended December 31, 2010, compared to the same period in 2009. In local currency, net sales decreased 47.8 percent for the year ended December 31, 2010, compared to the same period in 2009. Fluctuations in foreign exchange rates had a $0.6 favorable impact on net sales for the year ended December 31, 2010. The decrease in net sales compared to the same period in the prior year was primarily due to significant price increases in the prior year, which resulted in advance purchases of inventory in 2009.

Active Managers within Synergy Worldwide totaled approximately 2,300 and 1,500 at December 31, 2010 and 2009, respectively. Active Distributors within Synergy Worldwide totaled approximately 78,400 and 95,800 at December 31, 2010 and 2009, respectively.

Further information related to the NSP United States, NSP International and Synergy Worldwide business segments is set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

Significant increases to selling, general and administrative expenses during the year ended December 31, 2010 compared to the same period in 2009 included:

•      $3.8 million of increased costs to support the expansion of Synergy Worldwide in Europe and Vietnam and NSP International in the Russian markets;

•      $2.4 million of unfavorable currency fluctuations (excluding Venezuela), which may be recurring dependent upon changes in future exchange rates relative to the U.S. dollar;

•      $2.0 million of increased foreign value-added tax reserves between periods;

•      $1.9  million of non-recurring severance costs related to changes in management and overall personnel reductions worldwide; and

•      $1.6 million of increased U.S. healthcare costs related to several significant claims during 2010.

Significant decreases to selling, general and administrative expenses during the year ended December 31, 2010, compared to the same period in 2009 included:

•      $2.8 million of decreased administrative costs in Venezuela primarily as a result of the devaluation of the bolivar;

•      $2.1 million of decreased costs in our NSP United States market due to the lack of a national convention during 2010;

•      $1.7 million of cost reductions in our Synergy Worldwide Japanese market; and

•      $0.6 million in the NSP United States market due to the prior year settlement with the SEC.

Operating Income

Operating income decreased approximately $1.2 million during the year ended December 31, 2010, compared to the same period in 2009, from $12.4 million to $11.3 million.

Operating income for NSP United States decreased approximately $1.4 million for the year ended December 31, 2010, from $7.7 million for the same period in 2009 to $6.3 million in 2010. The decrease in operating income was primarily the result of reduced sales described above and one-time charges for severance costs, and was offset by an increase in transfer prices for product sales to our international subsidiaries, primarily NSP International.

Operating income for NSP International increased approximately $0.1 million for the year ended December 31, 2010, compared to the same period in 2009, from $3.2 million to $3.3 million in 2010, primarily as a result of increased importation costs on imported products as a result of higher transfer prices from the United States.

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

Other Income, net

Other net income for the year ended December 31, 2010, increased $0.4 million, compared to the same period in 2009.  The increase in the foreign exchange portion of other net income of $1.5 million was primarily due to foreign exchange gains in Venezuela as a result of the devaluation of the bolivar and the change to highly inflationary accounting, and was offset by net foreign exchange gains and losses in certain of our other markets based upon changes in exchange rates, while the decrease of $1.1 million in the remaining portion of other income was primarily related to the write-down of restricted cash within Venezuela.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of December 31, 2011, working capital was $56.9 million, compared to $41.4 million as of December 31, 2010.  At December 31, 2011, we had $59.0 million in cash and cash equivalents, of which $43.8 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $5.7 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Operating activities	$3,908	$16,150	$927
Investing activities	(1,679)	(5,909)	(297)
Financing activities	9,588	132	(776)

For the year ended December 31, 2011, we generated cash from operating activities of $3.9 million compared to $16.2 million in 2010. Operating cash flow decreased primarily due to payments of $21.7 million related to the NutriPlus settlement in 2011 as noted above.  Excluding this payment, operating cash flow improved by $9.5 million due to the increase in operating income.

For the year ended December 31, 2010, we generated cash from operating activities of $16.2 million compared to $0.9 million in 2009. Our net loss included approximately $9.7 million of expense (net of tax), of which $7.4 million was a non-cash write-off of cumulative translation adjustments related to our discontinued operations in Brazil.

Capital expenditures related to the purchase of equipment, computer systems and software for the years ended December 31, 2011, 2010 and 2009 were $2.4 million, $2.6 million and $3.2 million, respectively.

During the years ended December 31, 2011 and 2010, we used cash to purchase available-for-sale investments of $7.0 million and $3.4 million, respectively, and had cash proceeds of $7.7 million, $0.1 million and $0.8 million for 2011, 2010 and 2009, respectively, from the sale of such investments. We also had cash proceeds of $2.1 million from the sale of restricted investments during the year ended December 31, 2009.

During the year ended December 31, 2009, we used cash to pay dividends of $0.8 million.  We suspended the payment of quarterly cash dividends in the second quarter of 2009 in an effort to conserve cash in the United States.

During the year ended December 31, 2011, we borrowed $10.0 million on a term credit facility repayable over three years, which is secured by the Company’s manufacturing facility in Spanish Fork, Utah.

The Company has a long-term revolving credit facility that allows us to borrow up to $15.0 million. As of December 31, 2011, no amounts were drawn under the credit facility.  We believe that, with this credit facility in place, our working capital requirements can be met for the foreseeable future with cash generated from operating activities, available cash and cash equivalents and draws on the credit facility. However, among other things, a prolonged economic downturn, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2011 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$15,408	$3,868	$6,125	$3,263	$2,152
Purchase obligations(1)	11,626	11,626	—	—	—
Self-insurance reserves(2)	2,892	489	—	—	2,403
Other long-term liabilities reflected on the balance sheet(3)	1,429	—	—	—	1,429
Unrecognized tax benefits(4)	—	—	—	—	—
Total	$31,355	$15,983	$6,125	$3,263	$5,984

(1)           Purchase obligations include non-cancelable purchase agreements for both botanical and non-botanical raw materials related to our forecasted 2012 production estimates, as well as related packaging materials.

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

(4)           At December 31, 2011, there were $10.4 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2011, 2010 and 2009, the aggregate amounts of these payments were $8.4 million, $3.0 million and $4.0 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, cash flows, capital expenditures or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 Fair Value Measurement (Topic 820): “Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This update addresses how to measure fair value and requires new disclosures about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This update supersedes certain pending paragraphs in Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220) to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The deferral will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We conduct business in several countries and intend to continue to grow our international operations. Net sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U. S. laws and regulations relating to international trade and investment.

Foreign Currency Risk

During the year ended December 31, 2011, approximately 56.6 percent of our net sales revenue and approximately 56.6 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part II, Item 7 of this report.

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

Exchange rate sensitivity for the year ended December 31, 2011 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$367,813	$(12,413)	(3.4)%	$(17,810)	(4.8)%	$(27,309)	(7.4)%

Cost and expenses
Cost of goods sold	69,410	(2,246)	(3.2)%	(3,223)	(4.6)%	(4,941)	(7.1)%
Volume incentives	133,883	(4,666)	(3.5)%	(6,695)	(5.0)%	(10,266)	(7.7)%
Selling, general and administrative	129,605	(4,047)	(3.1)%	(5,806)	(4.5)%	(8,903)	(6.9)%

Operating income (excluding contract termination costs)	$34,915	$(1,454)	(4.2)%	$(2,086)	(6.0)%	$(3,199)	(9.2)%

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

Exchange Rate Sensitivity of Balance Sheet as of December 31, 2011 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$58,969	$(3,830)	(6.5)%	$(5,497)	(9.3)%	$(8,429)	(14.3)%
Accounts receivable, net	9,868	(327)	(3.3)%	(469)	(4.8)%	(720)	(7.3)%
Available-for-sale investments	5,677	(282)	(5.0)%	(405)	(7.1)%	(621)	(10.9)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,980	(88)	(1.5)%	(126)	(2.1)%	(194)	(3.2)%

Net Financial Instruments Subject to Exchange Rate Risk	$68,534	(4,351)	(6.3)%	(6,245)	(9.1)%	(9,576)	(14.0)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2011, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency (dollar amounts in thousands)

		At Spot Exchange Rate per
	Translated into	One U.S. Dollar as of
	U.S. Dollars	December 31, 2011
Cash and Cash Equivalents
Japan (Yen)	$9,751	77.4
European Markets (Euro)	7,002	0.8
Canada (Dollar)	4,709	1.0
Mexico (Peso)	3,187	14.0
South Korea (Won)	1,582	1,160.0
Colombia (Peso)	1,506	1,950.0
Indonesia (Rupiah)	1,235	9,165.9
Thailand (Baht)	1,007	31.7
Other	8,785	Varies
Total foreign dominated cash and cash equivalents	$38,764
U.S. dollars held by foreign subsidiaries	$5,055
Total foreign cash and cash equivalents	$43,819

Investments-Available-For Sale
South Korea (Won)	$3,104	1,160.0

Accounts Receivable
Japan (Yen)	$1,333	77.4
Other	2,266	Varies
Total	$3,599

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

Year ended December 31,	2011	2010	2009
Canada (Dollar)	1.0	1.0	1.1
Japan (Yen)	79.7	87.7	93.5
Korea (Won)	1,108.6	1,159.1	1,273.3
Mexico (Peso)	12.4	12.6	13.5
Venezuela (Bolivar)	5.3	4.3	2.1

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During 2010, Venezuela was considered to be highly inflationary, as noted above. With the exception of Venezuela, there were no other countries considered to have a highly inflationary economy during 2011, 2010 or 2009.

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

At this time, the Company is not able to reasonably estimate the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SITME rate. However, the Company has been successful so far repatriating funds from Venezuela for imported products using the SITME rate. The Company re-measures its results in Venezuela at the SITME rate, which was approximately 5.3 bolivars per U.S. dollar as of December 31, 2011.

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

During 2011 and 2010, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.4 percent and 1.7 percent of consolidated net sales revenue, respectively.  The Company’s Venezuelan subsidiary held total assets of approximately $8.1 million and $8.0 million (which includes an intercompany receivable denominated in U.S. dollars of $2.1 million and $2.0 million) and net assets of $5.0 million and $4.2 million at December 31, 2011 and 2010, respectively.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On December 31, 2011, we had investments of $5.7 million of which $1.2 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 5, 2012

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

As of December 31,	2011	2010
Assets
Current assets:
Cash and cash equivalents	$58,969	$47,604
Accounts receivable, net of allowance for doubtful accounts of $647 and $918, respectively	9,868	5,947
Investments available for sale	5,677	6,470
Inventories	41,611	36,235
Deferred income tax assets	4,395	4,582
Prepaid expenses and other	4,583	5,700
Total current assets	125,103	106,538

Property, plant and equipment, net	25,137	27,391
Investment securities	1,429	1,778
Intangible assets, net	1,151	1,303
Deferred income tax assets	16,576	12,916
Other assets	6,415	9,489
	$175,811	$159,415

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,980	$4,855
Accrued volume incentives	19,326	18,619
Accrued liabilities	27,938	34,601
Deferred revenue	2,603	3,385
Current installments of long-term debt	3,296	—
Income taxes payable	8,655	3,708
Total current liabilities	67,798	65,168

Liability related to unrecognized tax benefits	10,426	21,366
Long-term debt	5,894	—
Deferred compensation payable	1,429	1,778
Other liabilities	2,826	2,721
Total long-term liabilities	20,575	25,865

Commitments and Contingencies (Notes 7, 10 and 13)

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 15,569 and 15,533 shares issued and outstanding as of December 31, 2011 and 2010, respectively	71,628	67,752
Retained earnings	25,879	8,278
Accumulated other comprehensive loss	(10,069)	(7,648)
Total shareholders’ equity	87,438	68,382
	$175,811	$159,415

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

Year Ended December 31,	2011	2010	2009
Net sales revenue (net of the rebate portion of volume incentives of $44,628, $44,099, and $47,231, respectively)	$367,813	$349,918	$342,111
Costs and expenses:
Cost of goods sold	69,410	69,040	68,512
Volume incentives	133,883	130,367	126,105
Selling, general and administrative	129,605	139,248	135,061
Contract termination costs	14,750	—	—
	347,648	338,655	329,678
Operating income	20,165	11,263	12,433
Other income:
Interest and other income, net	1,470	270	1,353
Interest expense	(89)	—	(30)
Foreign exchange gains, net	466	2,457	1,008
	1,847	2,727	2,331
Income before provision for income taxes	22,012	13,990	14,764
Provision for income taxes	4,411	5,521	8,210
Net income from continuing operations	17,601	8,469	6,554
Loss from discontinued operations	—	(9,702)	(439)
Net income (loss)	$17,601	$(1,233)	$6,115

Basic and diluted net income (loss) per common share

Basic:
Net income from continuing operations	$1.13	$0.55	$0.42
Loss from discontinued operations	$—	$(0.63)	$(0.03)
Net income (loss)	$1.13	$(0.08)	$0.39

Diluted:
Net income from continuing operations	$1.12	$0.54	$0.42
Loss from discontinued operations	$—	$(0.62)	$(0.03)
Net income (loss)	$1.12	$(0.08)	$0.39

Weighted average basic common shares outstanding	15,550	15,515	15,510
Weighted average diluted common shares outstanding	15,695	15,605	15,512

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share data)

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Value	Earnings	Income (Loss)	Total
Balance at January 1, 2009	15,510	$66,705	$4,172	$(17,200)	$53,677
Share-based compensation expense	—	478	—	—	478
Cash dividends ($0.05 per share)	—	—	(776)	—	(776)
Components of comprehensive loss:
Foreign currency translation	—	—	—	(2,463)
Net unrealized losses on investment securities (net of tax of $42)	—	—	—	64
Net income	—	—	6,115	—
Total comprehensive income					3,716
Balance at December 31, 2009	15,510	67,183	9,511	(19,599)	57,095
Share-based compensation expense	—	437	—	—	437
Proceeds from the exercise of stock options	23	132	—	—	132
Components of comprehensive income:
Write-off of Brazil cumulative translation adjustments	—	—	—	7,364
Foreign currency translation	—	—	—	4,591
Net unrealized loss on investment securities (net of tax of $2)	—	—	—	(4)
Net loss	—	—	(1,233)	—
Total comprehensive income					10,718
Balance at December 31, 2010	15,533	67,752	8,278	(7,648)	68,382
Share-based compensation expense	—	3,478	—	—	3,478
Proceeds from the exercise of stock options	36	398	—	—	398
Components of comprehensive income:
Foreign currency translation	—	—	—	(2,397)
Net unrealized loss on investment securities (net of tax of $9)	—	—	—	(24)
Net income	—	—	17,601	—
Total comprehensive income					15,180
Balance at December 31, 2011	15,569	$71,628	$25,879	$(10,069)	$87,438

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts In Thousands)

Year Ended December 31,	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,601	$(1,233)	$6,115
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of cumulative translation adjustments	—	7,364	—
Provision for doubtful accounts	(133)	213	219
Depreciation and amortization	4,362	4,254	4,501
Share-based compensation expense	3,478	437	478
Loss on sale of property and equipment	224	138	142
Deferred income taxes	(5,073)	2,128	(3,968)
Loss on restricted cash	—	747	—
Amortization of bond discount	9	22	28
Purchase of trading investment securities	(102)	(177)	(267)
Proceeds from sale of trading investment securities	438	313	91
Realized and unrealized gains	(44)	(165)	(182)
Amortization of prepaid taxes related to gain on intercompany sales	—	1,353	1,127
Foreign exchange gains	(466)	(3,005)	(2,273)
Changes in assets and liabilities:
Restricted cash	—	—	(1,495)
Accounts receivable	(3,742)	2,181	2,424
Inventories	(5,566)	4,732	(617)
Prepaid expenses and other	1,032	(238)	2,407
Other assets	2,986	(80)	62
Accounts payable	1,316	588	(4,339)
Accrued volume incentives	805	1,163	1,429
Accrued current and other long-term liabilities	(6,152)	619	(10,110)
Deferred revenue	(782)	(1,128)	(654)
Income taxes payable	5,009	(3,679)	5,193
Liability related to unrecognized tax positions	(10,943)	(423)	258
Deferred compensation payable	(349)	26	358
Net cash provided by operating activities	3,908	16,150	927
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,419)	(2,595)	(3,211)
Purchases of investments available for sale	(6,968)	(3,439)	—
Proceeds from sale/maturities of investments available for sale	7,697	125	794
Proceeds from sale of restricted investments	—	—	2,050
Proceeds from sale of property, plant and equipment	11	—	70
Net cash used in investing activities	(1,679)	(5,909)	(297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	—	—	(776)
Proceeds from short-term borrowings	—	—	7,900
Payments on short-term borrowings	—	—	(7,900)
Proceeds from issuance of long-term debt	10,000	—	—
Principal payments of long-term debt	(810)	—	—
Proceeds from exercise of stock options	398	132	—
Net cash provided by (used in) financing activities	9,588	132	(776)
Effect of exchange rates on cash and cash equivalents	(452)	1,693	831
Net increase in cash and cash equivalents	11,365	12,066	685
Cash and cash equivalents at beginning of the year	47,604	35,538	34,853
Cash and cash equivalents at end of the year	$58,969	$47,604	$35,538

Year Ended December 31,	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,570	$5,627	$8,370
Cash paid for interest	36	—	124
Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$19	$196	$114

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share information)

NOTE 1: NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Nature’s Sunshine Products, Inc. together with its subsidiaries (hereinafter referred to collectively as the “Company”) is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. Nature’s Sunshine Products, Inc. is a Utah corporation with its principal place of business in Provo, Utah. The Company sells its products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

The Company markets its products in Australia, Austria, Belarus, Canada, the Czech Republic, Colombia, Costa Rica, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Spain, South Korea, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. The Company also exports its products to several other countries, including Argentina, Australia, Chile, Israel, New Zealand and Norway.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of Nature’s Sunshine Products, Inc. and its subsidiaries. At December 31, 2011 and 2010, the majority of the Company’s subsidiaries were wholly owned. The Company operates a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

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

At this time, the Company is not able to reasonably estimate the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SITME rate. However, the Company has been successful so far repatriating funds from Venezuela for imported products using the SITME rate. The Company re-measures its results in Venezuela at the SITME rate, which was approximately 5.3 bolivars per U.S. dollar as of December 31, 2011.

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

During 2011 and 2010, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.4 percent and 1.7 percent of consolidated net sales revenue, respectively.  The Company’s Venezuelan subsidiary held total assets of $8,101 and $8,024 (which includes an intercompany receivables denominated in U.S. dollars of $2,110 and $1,978) and net assets of $5,020 and $4,185 at December 31, 2011 and 2010, respectively.

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

During 2009, cash balances denominated in Venezuelan bolivars were restricted due to the local government seizing control of the bank in which this operating cash was deposited and freezing its deposits, and was classified by the Company as restricted cash at December 31, 2009.  Due to the rising uncertainty in the Company’s ability to recover this cash, the Company recorded a charge of $747 during the year ended December 31, 2010, to write-off the remaining cash balance, which is included in other income and expense.  However, this restricted cash balance of $747 was recovered during the year ended December 31, 2011 and a gain was recorded in other income and expense.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s distributors, and receivables from distributors in foreign markets.  Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future.   However, due to the geographic dispersion of credit card and distributor receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2011 and 2010. Although receivables from distributors can be significant, the

Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, investments and accounts payable. Other than investments, which are carried at fair value, the carrying values of these financial instruments approximate their fair values due to their short-term nature.

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

Intangible Assets

Intangible assets consist of purchased product formulations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 9 to 15 years. Intangible assets, net of accumulated amortization, totaled $1,151 and $1,303 at December 31, 2011 and 2010, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. The Company did not consider any of its long-lived assets to be impaired during the years ended December 31, 2011, 2010 or 2009.

Incentive Trip Accrual

The Company accrues expenses for incentive trips associated with its direct sales marketing program, which rewards independent Distributors and Managers with paid attendance at its conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded. The Company has accrued convention and meeting costs of $5,047 and $4,027 at December 31, 2011 and 2010, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Short-Term Borrowings

During 2009, the Company had short-term borrowings and repayments of $7,900 from its investment broker secured by its available-for-sale investments in order to generate additional liquidity from month-to-month based upon its working capital needs. The Company has the ability to borrow up to approximately 80 percent of the fair value of its municipal obligations within its available-for-sale investments. These borrowings began in 2009 and were typically repaid in the month following the initial borrowing. The Company had no such borrowings during 2010 and 2011.

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors.  During 2011 and 2010, Venezuela was considered to be highly inflationary as noted above. With the exception of Venezuela, there were no countries considered to have a highly inflationary economy during 2011, 2010 or 2009.

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

A reserve for product returns is recorded based upon historical experience.  The Company allows Distributors or Managers to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more restrictive.  Sales returns for the years 2011, 2010 and 2009, were $606, $605 and $145, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales revenue. Shipping and handling revenues of approximately $11,615, $12,165 and $11,167 were reported as net sales revenue for the years ended December 31, 2011, 2010, and 2009, respectively. The corresponding shipping and handling expenses are reported in selling, general and administrative expenses and approximated the amounts reported as net sales revenue.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales).

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2011, 2010 and 2009 totaled approximately $1,191, $1,318 and $2,397, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $1,552, $2,020 and $2,041 in 2011, 2010 and 2009, respectively.

Contingencies

The Company is involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, the Company records its best estimate within the range related to the contingency. If there is no best estimate, the Company records the minimum of the range. As additional information becomes available, it assesses the potential liability related to the contingency and revises the estimates. The Company’s contingencies are discussed in further detail in Note 13.

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	2011	2010	2009
Net income (loss) available to common stockholders
Net income from continuing operations	$17,601	$8,469	$6,554
Loss from discontinued operations	—	(9,702)	(439)
Net income (loss)	$17,601	$(1,233)	$6,115

Basic weighted-average shares outstanding	15,550	15,515	15,510

Basic net income (loss) per common share:
Net income from continuing operations	$1.13	$0.55	$0.42
Loss from discontinued operations	$—	$(0.63)	$(0.03)
Net income (loss)	$1.13	$(0.08)	$0.39

Diluted Shares Outstanding
Basic weighted-average shares outstanding	15,550	15,515	15,510
Stock options	145	90	2
Diluted weighted-average shares outstanding	15,695	15,605	15,512

Diluted net income (loss) per common share:
Net income from continuing operations	$1.12	$0.54	$0.42
Loss from discontinued operations	$—	$(0.62)	$(0.03)
Net income (loss)	$1.12	$(0.08)	$0.39

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	219	50	—

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	200	419	205

Potentially dilutive shares excluded from diluted-per-share amounts include performance based options to purchase shares of common stock for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income (loss) per share for each of the years presented.

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

The Company recognizes all share-based payments to employees, including grants of employee stock options based on their grant-date fair values. The Company records compensation expense, net of estimated forfeitures, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. Management considers several factors when estimating forfeitures, including types of awards, employee class, and historical experience.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 Fair Value Measurement (Topic 820): “Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This update addresses how to measure fair value and requires new disclosures about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This update supersedes certain pending paragraphs in Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220) to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The deferral will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2: DISCONTINUED OPERATIONS

During 2010, the Company ceased its operations in Brazil as a result of declining sales and increased regulatory restrictions, which made it difficult for the Company to register and sell key products in that market. This market was part of the Company’s NSP International segment.

The following table summarizes the operating results of the Company’s discontinued operations for the years:

	2011	2010	2009
Net sales revenue	$—	$682	$912

Loss before income tax provision	$—	$(9,702)	$(439)
Income tax provision	—	—	—
Loss from discontinued operations	$—	$(9,702)	$(439)

The loss before income taxes for the year ended December 31, 2010, includes a charge of $8,236 related to exiting Brazil, of which $7,364 was a non-cash write-off of accumulated translation adjustments that were previously included in shareholders’ equity.

The cash flows from our discontinued operations are included in the Company’s operating cash flow, but were insignificant.

NOTE 3: INVENTORIES

The composition of inventories is as follows:

As of December 31,	2011	2010
Raw materials	$12,992	$9,177
Work in process	1,230	956
Finished goods	27,389	26,102
Total inventory	$41,611	$36,235

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows:

As of December 31,	2011	2010
Land and improvements	$3,800	$3,800
Buildings and improvements	31,233	32,697
Machinery and equipment	17,395	17,480
Furniture and fixtures	22,197	23,378
	74,625	77,355
Accumulated depreciation and amortization	(49,488)	(49,964)
Total property, plant and equipment	$25,137	$27,391

Depreciation expense was $4,210, $4,136 and $4,384 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 5: INTANGIBLE ASSETS

At December 31, 2011 and 2010, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $612 and $460, and a net amount of $1,151 and $1,303, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the years ended December 31, 2011, 2010 and 2009 was $152, $118 and $117, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

Year Ending December 31,	Estimated Amortization Expense
2012	$149
2013	149
2014	149
2015	149
2016	91
Thereafter	464
Total	$1,151

NOTE 6: INVESTMENT SECURITIES

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,158	$51	$—	$1,209
U.S. government securities funds	988	—	(5)	983
Short-term deposits	3,104	—	—	3,104
Equity securities	227	159	(5)	381
Total short-term investment securities	$5,477	$210	$(10)	$5,677

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,883	$77	$—	$1,960
U.S. government securities funds	989	—	(15)	974
Short-term deposits	3,148	—	—	3,148
Equity securities	228	160	—	388
Total short-term investment securities	$6,248	$237	$(15)	$6,470

The municipal obligations held at fair value of $1,209 at December 31, 2011, all mature in less than five years.

During 2011, 2010 and 2009, the proceeds from the sales of available-for-sale securities were $7,697, $125 and $794, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s trading securities portfolio totaled $1,429 and $1,778 at December 31, 2011 and 2010, respectively, and generated gains of $16, $158 and $182, for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, the Company had unrealized losses of $10 and $15, respectively, in its municipal obligations, short-term deposits and equity securities investments. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

NOTE 7: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows:

As of December 31,	2011	2010
Foreign non-income tax contingencies (See Note 13)	$6,801	$8,899
Sales, use and property tax (See Note 13)	3,426	4,397
Salaries and employee benefits	6,611	6,341
Convention and meeting costs	5,047	4,027
Royalties payable	—	4,059
Other	6,053	6,878
Total	$27,938	$34,601

NOTE 8: LONG-TERM DEBT

On August 9, 2011, the Company entered into a Revolving Credit agreement with Wells Fargo Bank, National Association that permits the Company to borrow up to $15,000 through August 9, 2013, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2011, the Company had $15,000 available under this facility.

A term loan of $10,000 was obtained in conjunction with the Revolving Credit agreement with Wells Fargo Bank, National Association and has a maturity date of August 9, 2014 and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of December 31, 2011). The term loan is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

Long-term debt consists of the following:

As of December 31,	2011	2010
Term loan due in monthly installments of approximately $284, including interest, secured by real estate	$9,190	$—
Total long-term debt	9,190	—
Less current installments	(3,296)	—
Long-term debt less current installments	$5,894	$—

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

The aggregate maturities of long-term debt are as follows: $3,296 in 2012, $3,346 in 2013 and $2,548 in 2014.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2009	$(17,286)	$86	$(17,200)
Activity, net of tax	(2,463)	64	(2,399)
Balance as of December 31, 2009	(19,749)	150	(19,599)
Activity, net of tax	11,955	(4)	11,951
Balance as of December 31, 2010	(7,794)	146	(7,648)
Activity, net of tax	(2,397)	(24)	(2,421)
Balance as of December 31, 2011	$(10,191)	$122	$(10,069)

NOTE 10: INCOME TAXES

Income from continuing operations before provision (benefit) for income taxes are taxed under the following jurisdictions:

Year Ended December 31,	2011	2010	2009
Domestic	$2,338	$4,453	$7,476
Foreign	19,674	9,537	7,288
Total	$22,012	$13,990	$14,764

Components of the provision (benefit) for income taxes from continuing operations for each of the three years in the period ended December 31, 2011 are as follows:

Year Ended December 31,	2011	2010	2009
Current:
Federal	$4,094	$3,330	$6,812
State	961	(306)	599
Foreign	4,429	369	4,767
Subtotal	9,484	3,393	12,178
Deferred:
Federal	(4,408)	2,149	(4,593)
State	(719)	1,186	277
Foreign	54	(1,207)	348
Subtotal	(5,073)	2,128	(3,968)
Total provision for income taxes	$4,411	$5,521	$8,210

The provision for income taxes from continuing operations, as a percentage of income before provision for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	0.7	4.1	4.0
U.S. tax impact of foreign operations	(15.1)	13.5	(13.7)
Valuation allowance change	(0.3)	20.9	8.8
Tax contingencies	(1.4)	1.8	(4.5)
Foreign exchange gains (losses)	—	(10.1)	2.0
Gain on sale of intercompany assets	—	10.6	9.8
Charitable contributions	(0.3)	(0.2)	(0.1)
Foreign tax rate differential	(5.2)	(5.2)	14.0
Unrecognized tax benefits	8.2	4.1	(1.4)
Meals and entertainment	0.3	0.4	0.5
Tax adjustment for inflation	—	(0.3)	(0.1)
Domestic manufacturing deduction	(1.1)	—	(1.2)
One-time bad debt and worthless stock deduction	—	(33.0)	—
Nondeductible foreign expenses	(1.3)	(0.1)	6.4
Other	0.5	(2.0)	(3.9)
Effective income tax rate	20.0%	39.5%	55.6%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company does not intend to reinvest undistributed earnings indefinitely in the Company’s foreign subsidiaries.

The significant components of the deferred tax assets (liabilities) are as follows:

As of December 31,	2011	2010
Inventory	$1,635	$1,482
Accrued liabilities	3,269	3,655
Impaired investments	765	740
Deferred compensation	2,514	1,199
Intangibles assets	8,084	6,382
Bad debts	59	124
Net operating losses	4,547	4,866
Capital losses	—	6
Foreign tax and withholding credits	5,675	8,857
Non-income tax accruals	170	522
Health insurance accruals	171	359
Undistributed foreign earnings	2,425	665
Other deferred tax assets	2,265	1,264
Valuation allowance	(9,836)	(12,282)
Total deferred tax assets	21,743	17,839
Other deferred tax liabilities	(868)	(385)
Total deferred tax liabilities	(868)	(385)
Total deferred taxes, net	$20,875	$17,454

The components of deferred tax assets (liabilities), net are as follows:

As of December 31,	2011	2010
Net current deferred tax assets	$3,945	$4,582
Net non-current deferred tax assets	17,026	12,916
Total net deferred tax assets	20,971	17,498

Net current deferred tax liabilities	(1)	(5)
Net non-current deferred tax liabilities	(95)	(39)
Total net deferred tax liabilities	(96)	(44)

Total deferred taxes, net	$20,875	$17,454

Net current deferred tax liabilities are included in accrued liabilities and net non-current deferred tax liabilities are included in other liabilities in the consolidated balance sheets.

Management has provided a valuation allowance of $9,836 and $12,282 as of December 31, 2011 and 2010, respectively, for certain deferred tax assets, including foreign net operating losses and foreign tax credits, for which management cannot conclude it is more likely than not that they will be realized. The Company reviewed its tax positions and decreased its valuation allowance by approximately $2,446 in 2011 primarily due to additional domestic provisions of $2,390 and by foreign write-offs of $56.

At December 31, 2011, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $4,547. The net operating losses will expire at various dates from 2012 through 2021. For financial reporting purposes, the release of these valuation allowances would reduce income tax expenses. At December 31, 2011, the Company had approximately $5,675 of foreign tax credits which begin to expire at various times starting in 2019.

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

The Company’s U.S. federal income tax returns for 2003 through 2010 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2000 through 2010. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 through 2010 tax years.

In October 2009, the Internal Revenue Service (“IRS”) issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company challenged the IRS proposals, and took the matter before the Office of Appeals of the Internal Revenue Service.  A verbal settlement was reached with IRS Appeals during 2011 and a proposed settlement agreement was signed by NSP in early January 2012.  IRS Appeals sent a letter on January 30, 2012 indicating that the agreement with NSP had been approved and that they would complete the processing of these years.

Also during 2011, the IRS issued an examination report formally proposing adjustments with respect to the 2006 through 2008 taxable years.  As with the previous exam cycle discussed above, the adjustments relate primarily to the prices that were charged in intra-group transfers of property and the disallowance of related deductions.  The Company was able to reach a verbal settlement of the issues with the IRS exam team during 2011 and an agreement was signed by the Company in January 2012.

Management believes that the Company has appropriately reserved for these matters at an amount which it believes will ultimately be due upon resolution of the administrative proceedings. These estimates are based upon a more-likely-than-not recognition threshold.  The Company is currently unable to determine the precise outcome of these matters and their related impact, if any, on the Company’s financial condition, results of operations or cash flows.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2011 and 2010 was $10,426 and $15,679, respectively, all of which would favorably impact the effective tax rate if recognized.  Included in these amounts is approximately $1,460 and $6,308, respectively, of interest and penalties.  The Company decreased interest and penalties approximately $321 and $316 for the years ended December 31, 2011 and 2010, respectively.  The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.

During the years ended December 31, 2011, 2010 and 2009, the Company added approximately $2,379, $3,682 and $4,052, respectively, to its liability for unrecognized tax benefits. Included in these amounts are approximately $491, $1,250 and $2,047 for the years ended December 31, 2011, 2010 and 2009, respectively, related to interest expense and penalties. In addition, the Company recorded a benefit related to the lapse of applicable statute of limitations of approximately $1,728, $3,132 and $2,261 for the years ended December 31, 2011, 2010 and 2009, respectively, all of which favorably impacted the Company’s effective tax rate, as well as settlements with taxing authorities of $0, $0 and $5,817, for the years ended December 31, 2011, 2010 and 2009, respectively.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years:

Year Ended December 31,	2011	2010	2009

Unrecognized tax benefits, opening balance	$15,058	$19,687	$20,495
Tax positions taken in a prior period
Settlement of liability reclassified as income tax payable	(4,479)	—	—
Payments on Liability	(2,590)	—	—
Gross increases	541	2,432	5,649
Gross decreases	—	(980)	(775)
Tax positions taken in the current period
Gross increases	1,347	—	1,255
Gross decreases	—	—	—
Settlements with taxing authorities	—	—	(5,817)
Lapse of applicable statute of limitations	(914)	(1,566)	(1,273)
Currency translation adjustments	3	(4,515)	153
Unrecognized tax benefits, ending balance	$8,966	$15,058	$19,687

The tabular roll forward ending balances do not include interest expense and penalties related to unrecognized tax benefits. At December 31, 2011 and 2010, other assets included $0 and $5,687, respectively, of amounts related to competent authority where the unrecognized tax liability and other assets are presented on a gross basis in the consolidated balance sheets as there is no right of offset between the Company and other tax jurisdictions. Based upon the Company’s recent negotiations with the IRS, it is not likely the Company would seek competent authority related to its current unrecognized tax reserves.

The Company anticipates that unrecognized tax benefits will increase approximately $1,500 to $2,000 within the next twelve months due to additional transactions related to commissions and transfer pricing.

The Company believes that it is reasonably possible that unrecognized tax benefits will decrease approximately $1,500 to $2,000 within the next twelve months due to the close of audits or the expiration of statutes of limitations in various foreign jurisdictions.

Although the Company believes its estimates are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals.  Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which the Company makes such determination.

NOTE 11:  CAPITAL TRANSACTIONS

Dividends

The Company paid cash dividends totaling $776, for the year ended December 31, 2009.  During the second quarter of 2009, the Company suspended payment of its quarterly cash dividend.

Share-Based Compensation

During the year ended December 31, 2009, the Company’s shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2009 Stock Incentive Plan (the “2009 Incentive Plan”).  The 2009 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards (collectively “Awards”).  The Compensation Committee of the Board of Directors has authority and discretion to determine the type of Award as well as the amount, terms and conditions of each Award under the 2009 Incentive Plan, subject to the limitations of the 2009 Incentive Plan. A total of 1,500 shares of the Company’s common stock were authorized for the granting of awards under the 2009 Incentive Plan, after its amendment by shareholders in 2010. The numbers of shares available for Awards, as well as the terms of outstanding Awards, are subject to adjustment as provided in the 2009 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for 2011, 2010 and 2009 consisted of the following:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2009	263	$11.77
Granted	250	5.35
Forfeited or canceled	(58)	11.77
Exercised	—	—
Options outstanding at December 31, 2009	455	8.25
Granted	475	10.03
Forfeited or canceled	(48)	9.98
Exercised	(23)	5.81
Options outstanding at December 31, 2010	859	9.20
Granted	630	10.84
Forfeited or canceled	(79)	9.64
Exercised	(36)	11.08
Options outstanding at December 31, 2011	1,374	$9.88

During the year ended December 31, 2011, the Company issued options to purchase 630 shares of common stock under the 2009 Incentive Plan to the Company’s executive officers, other employees and to new members of its Board of Directors, of which 505 will not vest until certain earnings metrics have been achieved. These options were issued with a weighted-average exercise price of $10.84 per share, and a weighted-average grant date fair value of $5.13 per share. All of the options issued have an option termination date of ten years from the option grant date.

During the year ended December 31, 2010, the Company issued options to purchase 475 shares of common stock under the 2009 Incentive Plan, issued to the Company’s executive officers and other employees and to a new member of the Board of Directors, of which 300 were subject to achieving certain earnings metrics.  These options were issued with a weighted average exercise price of $10.03 per share, and a weighted-average grant date fair value of $4.27 per share.  All of the 475 options issued have an option termination date of ten years from the option grant date.

During the year ended December 31, 2009, the Company issued options to purchase 250 shares of common stock under the 2009 Incentive Plan, issued to the Company’s executive officers and other employees and to new members of the Board of Directors.  These options were issued with a weighted-average exercise price of $5.35 per share, and a weighted average grant date fair value of $3.68 per share.  All of the 250 options issued have an option termination date of ten years from the option grant date.

For the years ended December 31, 2011 and 2010, the Company issued 36 and 23 shares of common stock upon the exercise of stock options at an average exercise price of $11.08 and $5.81 per share, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2011 and 2010 was $211 and $82, respectively. No options were exercised during the year ended December 31, 2009.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Weighted average grant date fair value of grants	$5.13	$4.27	$3.68
Expected life (in years)	3.0 to 4.0	4.0	3.5
Risk-free interest rate	0.7 to 1.2	0.6 to 1.5	1.4
Expected volatility	49.0 to 67.7	51.3 to 65.8	40.50
Dividend yield	0.0	0.0	0.0

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.

Share-based compensation expense from non-qualified stock options for the years ended December 31, 2011, 2010 and 2009 was $557, $437 and $478, respectively; the related tax benefit was approximately $222, $173 and $191, respectively. As of December 31, 2011, 2010 and 2009, the unrecognized share-based compensation cost related to grants described above was $607, $451 and $441, respectively.  As of December 31, 2011, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.5 years.

The Company recorded shared-based compensation expense of $2,921 and a related tax benefit of approximately $1,168 for the year ended December 31, 2011 for the performance-based stock options that will vest upon achieving six, eight and ten percent operating income margins as reported in four of five consecutive quarters. As of December 31, 2011, the unrecognized share-based compensation expense related to these options was approximately $652, which is expected to be recognized over a weighted-average period of approximately 0.5 years.

The following table summarizes information about options outstanding and exercisable at December 31, 2011.

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Options Exercisable	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share
$5.35 to $9.99	845	8.5	$8.02	511	8.5	$8.12
$10.00 to $11.99	329	5.7	11.51	260	4.9	11.54
$12.00 to $13.81	200	9.5	15.05	1	0.1	13.10
	1,374	7.9	$9.88	772	7.3	$9.28

At December 31, 2011, the aggregate intrinsic value of outstanding options to purchase 1,374 shares of common stock, the exercisable options to purchase 772 shares of common stock, and options to purchase 602 shares of common stock expected to vest was $7,757, $4,819 and $2,732, respectively. At December 31, 2010, the aggregate intrinsic value of outstanding options to purchase 859 shares of common stock, the exercisable options to purchase 303 shares of common stock, and options to purchase 218 shares of common stock expected to vest was $855, $377 and $359, respectively.

NOTE 12:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions of 50 percent of employee contributions up to a maximum of five percent of the employee’s compensation (the match was changed from 100 percent to 50 percent of employee contributions up to a maximum of five percent during fiscal year 2010). The Company’s contributions to the plan vest after a period of three years. During 2011, 2010 and 2009, the Company contributed to the plan approximately $438, $1,065 and $1,318, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). The Company had deferred compensation plan assets of approximately $1,429 and $1,778 as of December 31, 2011 and 2010, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalating payments using the straight-line method. The Company incurred expenses of approximately $6,177, $6,174 and $5,948 in connection with operating leases during 2011, 2010 and 2009, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2011 were as follows:

Year Ending December 31,
2012	$3,868
2013	3,366
2014	2,759
2015	1,788
2016	1,475
Thereafter	2,152
Total	$15,408

The Company enters into contracts with suppliers to ensure the availability of both botanical and non-botanical raw materials, as well as packing materials, in advance of its annual requirements. As of December 31, 2011, the Company has entered into non-cancelable purchase agreements for $11,626 related to fiscal year 2012 production needs.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2011, 2010 and 2009, the aggregate amounts of these payments were $8,360, $2,987 and $3,963, respectively.

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

For the year ended December 31, 2010, the Company recorded and expensed royalty payments to NutriPlus of approximately $5.6 million (included in selling, general and administrative expenses), which was approximately 4.0 percent of NSP International’s revenue and 1.6 percent of the Company’s consolidated revenue. For the year ended December 31, 2011, the Company recorded and expensed royalty payments to NutriPlus of approximately $2.9 million, which was approximately 2.1 percent of NSP International’s revenue and 0.8 percent of the Company’s consolidated revenue.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to VAT assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $700.

One of the Company’s foreign subsidiaries was a defendant in litigation regarding primarily employee-related matters. The Company recorded accruals of approximately $200 related to this litigation at December 31, 2010, which was included in accrued liabilities. The litigation was subsequently settled in 2011 for approximately $150.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of December 31, 2011 and 2010, accrued liabilities include $6,921 and $10,235, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

The Company reviews its self-insurance accruals on a quarterly basis and determines, based upon a review of its recent claims history and other factors, which portions of its self-insurance accruals should be considered short-term and long-term. The Company has accrued $2,892 and $3,621 for product liability and employee medical claims at December 31, 2011 and 2010, respectively, of which $489 and $1,011 was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

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

The Company has two business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States (NSP United States) and in countries outside the United States (NSP International). The Company’s third business segment operates under the Synergy Worldwide brand, which distributes its products through different marketing and distributor compensation plans and products with formulations that are sufficiently different from those of the NSP United States and NSP International to warrant accounting for these operations as a separate business segment. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on operating income (loss) by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information for the years ended December 31, 2011, 2010 and 2009 is as follows:

Year Ended December 31,	2011	2010	2009
Net Sales Revenue:
Nature’s Sunshine Products:
United States	$138,237	$141,543	$146,781
International	135,661	139,811	139,446
	273,898	281,354	286,227
Synergy Worldwide	93,915	68,564	55,884
Total net sales revenue	367,813	349,918	342,111
Operating Expenses:
Nature’s Sunshine Products:
United States	125,920	135,216	139,100
International	137,333	136,535	136,272
	263,253	271,751	275,372
Synergy Worldwide	84,395	66,904	54,306
Total operating expenses	347,648	338,655	329,678
Operating Income (Loss):
Nature’s Sunshine Products:
United States	12,317	6,327	7,681
International	(1,672)	3,276	3,174
	10,645	9,603	10,855
Synergy Worldwide	9,520	1,660	1,578
Total operating income	20,165	11,263	12,433

Other Income, net	1,847	2,727	2,331
Income Before Provision for Income Taxes	$22,012	$13,990	$14,764

NSP International’s operating loss of $1,672 for the year ended December 31, 2011, includes $14,750 of contract termination costs related to the Company’s arbitration settlement with NutriPlus LLC (described further in Note 13, Commitments and Contingencies).

The Company moved the reporting of its Dominican Republic market from NSP United States to NSP International during the year ended December 31, 2011, and has made conforming changes to the results presented above for the prior year periods. The net sales revenue and operating loss of this market for the year ended December 31, 2010 were $3,879 and ($467), respectively. The net sales revenue and operating loss of this market for the year ended December 31, 2009 were $5,008 and ($1,083), respectively.

Year Ended December 31,	2011	2010	2009
Capital Expenditures:
Nature’s Sunshine Products:
United States	$744	$1,717	$2,007
International	315	181	535
	1,059	1,898	2,542
Synergy Worldwide	1,183	779	296
Total capital expenditures	$2,242	$2,677	$2,838

Depreciation and Amortization:
Nature’s Sunshine Products:
United States	$2,968	$2,920	$2,908
International	902	824	692
	3,870	3,744	3,600
Synergy Worldwide	492	510	901
Total depreciation and amortization	$4,362	$4,254	$4,501

As of December 31,	2011	2010
Assets:
Nature’s Sunshine Products
United States	$88,575	$81,235
International	44,938	42,256
	133,513	123,491
Synergy Worldwide	42,298	35,924
Total Assets	$175,811	$159,415

From an individual country perspective, only the United States comprises approximately 10 percent or more of consolidated net sales revenue for any of the years ended December 31, 2011, 2010 and 2009 as follows:

Year Ended December 31,	2011	2010	2009
Net Sales Revenue:
United States	$159,471	$156,767	$154,217
Other	208,342	193,151	187,894
Total Net Sales Revenue	$367,813	$349,918	$342,111

Revenue generated by each of the Company’s product lines is set forth below (U.S. dollars in thousands):

Year Ended December 31,	2011	2010	2009
NSP United States:
Herbal Products	$73,467	$67,792	$71,130
Vitamins and Mineral and Other Nutritional Supplements	56,442	64,441	64,767
Personal Care Products	4,361	4,324	4,598
Other Products	3,967	4,986	6,286
	138,237	141,543	146,781
NSP International:
Herbal Products	$73,560	$77,606	$79,951
Vitamins and Mineral and Other Nutritional Supplements	49,734	51,827	47,405
Personal Care Products	10,621	8,238	9,689
Other Products	1,746	2,140	2,401
	135,661	139,811	139,446
Synergy WorldWide:
Herbal Products	$33,563	$28,045	$26,395
Vitamins and Mineral and Other Nutritional Supsplements	50,936	32,296	19,256
Personal Care Products	7,526	6,542	7,838
Other Products	1,890	1,681	2,395
	93,915	68,564	55,884
Total Net Sales Revenue	$367,813	$349,918	$342,111

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

As of December 31	2011	2010
Property, plant and equipment
United States	$18,119	$20,350
Venezuela	3,939	4,353
Other	3,079	2,688
Total property, plant and equipment	$25,137	$27,391

NOTE 15:  RELATED PARTY TRANSACTIONS

The Company maintains split-dollar life insurance policies on certain executives. The cash surrender value of $51 and $56 related to such policies is recorded in other assets as of December 31, 2011 and 2010, respectively.

Mr. Eugene Hughes, a former member of the Company’s Board of Directors and a shareholder, retired as an employee of the Company effective as of December 22, 2008. Prior to his retirement, the Company and Mr. Hughes entered into a Retirement and Consulting Agreement, dated as of December 9, 2008, pursuant to which Mr. Hughes provides consulting services to the Company for an initial term of eight years following his retirement. In exchange for such consulting services, Mr. Hughes will receive (i) annual compensation of $215 for the first two years of service, (ii) annual compensation of $100 for the remainder of the initial term, (iii) annual compensation of $50 after the initial term, and (iv) certain medical and life insurance benefits.

NOTE 16:  FAIR VALUE

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$1,209	$—	$1,209
U.S. government security funds	983	—	—	983
Short-term deposits	—	3,104	—	3,104
Equity securities	381	—	—	381
Investment securities	1,429	—	—	1,429
Total assets measured at fair value on a recurring basis	$2,793	$4,313	$—	$7,106

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$1,960	$—	$1,960
U.S. government security funds	974	—	—	974
Short-term deposits	—	3,148	—	3,148
Equity securities	388	—	—	388
Investment securities	1,778	—	—	1,778
Total assets measured at fair value on a recurring basis	$3,140	$5,108	$—	$8,248

Investments available-for-sale — The majority of the Company’s investment portfolio consist of various fixed income securities such as U.S government funds, state and municipal bonds, mutual funds, short-term deposits and equity securities.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities, U.S. government securities, and various mutual funds.  The Level 2 securities include investments in state and municipal bonds whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Investment securities — The majority of the Company’s trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the years ended December 31, 2011 and 2010, there were no fair value measurements using significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the year ended December 31, 2011 and 2010, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE 17:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables presents the Company’s unaudited summary of quarterly operations during 2011 and 2010 for each of three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales revenue	$92,844	$91,811	$91,102	$92,056
Cost of goods sold	18,552	17,129	16,879	16,850
Gross profit	74,292	74,682	74,223	75,206
Volume incentives	34,298	33,390	32,733	33,462
Selling, general and administrative	32,373	33,240	31,845	32,147
Contract termination costs	—	—	14,750	—
Operating income (loss)	7,621	8,052	(5,105)	9,597
Other income (expense)	265	(420)	1,204	798
Income (loss) before income taxes	7,886	7,632	(3,901)	10,395
Tax provision (benefit)	1,264	2,018	(1,645)	2,774
Net income (loss)	$6,622	5,614	$(2,256)	$7,621

Basic and diluted net income (loss) per common share

Basic:
Net income (loss)	0.43	0.36	(0.14)	0.49

Diluted:
Net income (loss)	0.43	0.36	(0.14)	0.48

	For the Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales revenue	$86,790	$87,143	$86,096	$89,889
Cost of goods sold	17,917	16,759	16,632	17,732
Gross profit	68,873	70,384	69,464	72,157
Volume incentives	32,551	32,546	32,065	33,205
Selling, general and administrative	35,752	34,565	33,523	35,408
Operating income (loss)	570	3,273	3,876	3,544
Other income (expense)	2,901	(902)	375	353
Income (loss) before income taxes	3,471	2,371	4,251	3,897
Tax provision (benefit)	(1,300)	965	1,573	4,283
Net income (loss) from continuing operations	4,771	1,406	2,678	(386)
Income (loss) from discontinued operations	(618)	(352)	(8,418)	(314)
Net income (loss)	$4,153	$1,054	$(5,740)	$(700)

Basic and diluted net income (loss) per common share

Basic:
Net income (loss) from continuing operations	0.31	0.09	0.17	(0.02)
Loss from discontinued operations	(0.04)	(0.02)	(0.54)	(0.02)
Net income (loss)	0.27	0.07	(0.37)	(0.04)

Diluted:
Net income (loss) from continuing operations	0.31	0.09	0.17	(0.02)
Loss from discontinued operations	(0.04)	(0.02)	(0.54)	(0.02)
Net income (loss)	0.27	0.07	(0.37)	(0.04)

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

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2011. In addition, this item provides a discussion of management’s evaluation of disclosure controls and procedures.

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

In connection with the preparation of our Annual Report as of December 31, 2011, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Evaluation of Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.  The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nature’s Sunshine Products, Inc.:

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 5, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

Deloitte & Touche LLP

Salt Lake City, Utah
March 5, 2012

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011, except that the information required with respect to our executive officers is set forth under Item 1. “Business”, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2011 and 2010

Consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009

Consolidated statements of changes in shareholders’ equity and comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009

Consolidated statements of cash flows for the years ended December 31, 2011, 2010, and 2010

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

Nature’s Sunshine Products, Inc.

Date: March 5, 2012	By:	/s/ Michael D. Dean

Michael D. Dean,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kristine F. Hughes	Chair of the Board and Director	March 5, 2012
Kristine F. Hughes

/s/ Michael D. Dean	Chief Executive Officer and Director	March 5, 2012
Michael D. Dean

/s/ Gregory L. Probert	Executive Vice Chairman and Director	March 5, 2012
Gregory L. Probert

/s/ Stephen M. Bunker	Executive Vice President,	March 5, 2012
Stephen M. Bunker	Chief Financial Officer and Treasurer, Chief Accounting Officer

/s/ Albert R. Dowden	Director	March 5, 2012
Albert R. Dowden

/s/Mark R. Genender	Director	March 5, 2012
Mark R. Genender

/s/ Robert B. Mercer	Director	March5, 2012
Robert B. Mercer

/s/ Willem Mesdag	Director	March 5, 2012
Willem Mesdag

/s/ Jeffrey D. Watkins	Director	March 5, 2012
Jeffrey D. Watkins

NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year

Year ended December 31, 2011

Allowance for doubtful accounts receivable	$918	$(133)	$(174)	$12	$24	$647

Allowance for sales returns	90	625	(606)	—	—	109

Allowance for obsolete inventory	2,397	732	(1,057)	10	1	2,083

Tax valuation allowance	12,282	(2,390)	(56)	—	—	9,836

Year ended December 31, 2010

Allowance for doubtful accounts receivable	$1,840	$213	$(1,148)	$—	$13	$918

Allowance for sales returns	55	640	(605)	—	—	90

Allowance for obsolete inventory	2,833	1,196	(1,605)	—	(27)	2,397

Tax valuation allowance	18,662	302	(6,706)	—	24	12,282

Year ended December 31, 2009

Allowance for doubtful accounts receivable	$1,472	$219	$(69)	$—	$218	$1,840

Allowance for sales returns	55	145	(145)	—	—	55

Allowance for obsolete inventory	3,286	1,062	(1,524)	—	9	2,833

Tax valuation allowance	13,986	5,870	(1,234)	—	—	18,662

LIST OF EXHIBITS

Item No.	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation.
3.2(1)	Amended and Restated By-laws.
10.1(1)*	Nature’s Sunshine Products, Inc. Tax Deferred Retirement Plan, as restated as of March 1, 2008.
10.2(1)*	Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan, as restated effective as of January 1, 2008.
10.3(1)*	1995 Stock Option Plan, as amended.
10.4(1)*	Form of Stock Option Agreement (1995 Stock Option Plan).
10.5(1)*	Employment Agreement, dated as of April 16, 2001, by and between Nature’s Sunshine Products, Inc. and William J. Keller.
10.6(3)*	Employment Agreement, dated as of December 21, 2007, between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.7(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.8(3)*	Employment Agreement, dated as of December 21, 2007, by and between Nature’s Sunshine Products, Inc. and Bryant J. Yates.
10.9(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Bryant J. Yates.
10.10(2)*	Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and John DeWyze.
10.11(4)*	Retirement and Consulting Agreement, dated as of December 9, 2008, by and between Nature’s Sunshine Products, Inc. and Eugene Hughes.
10.12(5)*	Employment Agreement, dated as of December 21, 2007, by and between Nature’s Sunshine Products, Inc. and Jamon Jarvis.
10.13(5)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Jamon Jarvis.
10.14(6)	2009 Stock Incentive Plan
10.15(9)	Form of Award Agreement (2009 Stock Incentive Plan)
10.16(7)	First Amendment to Employment Agreement and Form of Consulting Agreement, dated March 12, 2010, by and between the Company and Douglas Faggioli
10.17(7)	Employment Agreement, dated March 12, 2010, by and between the Company and Michael D. Dean
10.18(7)	Stock Option Agreement, dated March 12, 2010, by and between the Company and Michael D. Dean
10.19(8)	Employment Agreement, dated June 17, 2011, by and between the Company and Gregory L. Probert
10.20(8)	Stock Option Agreement, dated June 17, 2011, by and between the Company and Gregory L. Probert
10.21(9)	Employment Agreement, dated January25, 2012, by and between the Company and D. Wynne Roberts
10.22(9)	Stock Option Agreement, dated February 6, 2012, by and between the Company and D.Wynne Roberts
14(1)	Nature’s Sunshine Products, Inc. Code of Conduct.
21(10)	List of Subsidiaries of Registrant.
23.1(10)	Consent of Independent Registered Public Accounting Firm.
31.1(10)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2(10)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1(11)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(11)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets as of December 31, 2011and 2010, the (iii)Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009 and (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Previously filed with the SEC on November 9, 2009 as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and is incorporated herein by reference.
(2)	Previously filed with the SEC on January 12, 2009 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(3)	Previously filed with the SEC on December 31, 2007 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(4)	Previously filed with the SEC on February 12, 2009 as an exhibit to the registration statement on Form 10 and is incorporated herein by reference.
(5)	Previously filed with the SEC on March 20, 2009 as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.
(6)	Previously filed with the SEC on October 19, 2009 as Appendix C, an exhibit to the Registrant’s Proxy Statement and is incorporated herein by reference.
(7)	Filed with the SEC on March 16, 2010 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(8)	Filed with the SEC on June 22, 2012 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.

(9)	Filed with the SEC on February 23, 2012 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(10)	Filed herewith.
(11)	Furnished herewith.

*	Management contract or compensatory plan.