Form 10-Q
period 2012-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2012-05-08
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock, no par value, outstanding on April 30, 2012 was 15,601,676 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2012

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$61,342	$58,969
Accounts receivable, net of allowance for doubtful accounts of $630 and $647, respectively	13,149	9,868
Investments available for sale	2,392	5,677
Inventories	41,468	41,611
Deferred income tax assets	4,263	4,395
Prepaid expenses and other	5,566	4,583
Total current assets	128,180	125,103

Property, plant and equipment, net	25,076	25,137
Investment securities	1,444	1,429
Intangible assets, net	1,114	1,151
Deferred income tax assets	16,259	16,576
Other assets	5,809	6,415
	$177,882	$175,811

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,745	$5,980
Accrued volume incentives	21,470	19,326
Accrued liabilities	25,222	27,938
Deferred revenue	3,535	2,603
Current installments of long-term debt	3,308	3,296
Income taxes payable	5,706	8,655
Total current liabilities	63,986	67,798

Liability related to unrecognized tax benefits	9,165	10,426
Long-term debt	5,066	5,894
Deferred compensation payable	1,444	1,429
Other liabilities	2,428	2,826
Total long-term liabilities	18,103	20,575

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Common stock, no par value, 50,000 shares authorized, 15,602 and 15,569 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	72,602	71,628
Retained earnings	33,107	25,879
Accumulated other comprehensive loss	(9,916)	(10,069)
Total shareholders’ equity	95,793	87,438
	$177,882	$175,811

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales revenue (net of the rebate portion of volume incentives of $11,591 and $11,582, respectively)	$92,868	$92,844
Cost and expenses:
Cost of goods sold	18,360	18,552
Volume incentives	33,581	34,298
Selling, general and administrative	31,753	32,373
	83,694	85,223
Operating income	9,174	7,621
Other income (loss), net	(110)	265
Income before provision for income taxes	9,064	7,886
Provision for income taxes	1,836	1,264
Net income	$7,228	$6,622

Basic and diluted net income per common share

Basic:
Net income per common share	$0.46	$0.43

Diluted:
Net income per common share	$0.46	$0.43

Weighted average basic common shares outstanding	15,578	15,533
Weighted average diluted common shares outstanding	15,846	15,561

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$7,228	$6,622
Foreign currency translation gain (net of tax)	109	499
Net unrealized gains on investment securities (net of tax)	44	10
Total comprehensive income	$7,381	$7,131

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,228	$6,622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	5	(61)
Depreciation and amortization	1,084	1,054
Share-based compensation expense	636	88
Loss on sale of property and equipment	13	—
Deferred income taxes	449	22
Amortization of bond discount	3	5
Purchase of trading investment securities	(19)	(20)
Proceeds from sale of trading investment securities	92	107
Realized and unrealized gains on investments	(42)	(72)
Foreign exchange losses	553	589
Changes in assets and liabilities:
Accounts receivable	(3,279)	(4,660)
Inventories	281	713
Prepaid expenses and other current assets	(884)	(733)
Other assets	578	(152)
Accounts payable	(1,250)	(298)
Accrued volume incentives	2,038	3,340
Accrued liabilities	(3,597)	530
Deferred revenue	933	(245)
Income taxes payable	(2,988)	1,231
Liability related to unrecognized tax benefits	(1,261)	(799)
Deferred compensation payable	15	(8)
Net cash provided by operating activities	588	7,253
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(917)	(209)
Proceeds from sale of property, plant and equipment	15	—
Proceeds from sale of investments available for sale	3,499	686
Purchase of investments available for sale	(217)	—
Net cash provided by investing activities	2,380	477
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(816)	—
Proceeds from the exercise of stock options	337	—
Net cash used in financing activities	(479)	—
Effect of exchange rates on cash and cash equivalents	(116)	84
Net increase in cash and cash equivalents	2,373	7,814
Cash and cash equivalents at the beginning of the period	58,969	47,604
Cash and cash equivalents at end of the period	$61,342	$55,418
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,327	$650
Cash paid for interest	33	—

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share information)

(Unaudited)

(1)                     Basis of Presentation

Nature’s Sunshine Products, Inc. together with its subsidiaries (hereinafter referred to collectively as the “Company”) is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Provo, Utah, and sells its products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Spain, South Korea, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. The Company also exports its products to several other countries, including Argentina, Australia, Chile, Israel, New Zealand and Norway.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of March 31, 2012 and 2011, and for the three-month periods ended March 31, 2012 and 2011.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2012.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This update is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-05 effective January 1, 2012 and it did not have a material impact on the Company’s consolidated statements of operations and financial condition.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This update supersedes certain pending paragraphs in Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220) to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The deferral will be temporary to allow the Board time to redeliberate the presentation requirements for reclassification adjustments out of accumulated comprehensive income for annual and interim financial statements for public, private and non-profit entities. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

(2)                     Inventories

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
Raw Materials	$12,529	$12,992
Work in Progress	1,392	1,230
Finished Goods	27,547	27,389
	$41,468	$41,611

(3)                     Intangible Assets

At March 31, 2012 and December 31, 2011, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $649 and $612, and a net amount of $1,114 and $1,151, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended March 31, 2012 and 2011 was $37 and $37, respectively. Estimated amortization expense for each of the five succeeding fiscal years thereafter is $149.

(4)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$904	$45	$—	$949
U.S. government securities funds	990	—	(8)	982
Equity securities	227	238	(4)	461
Total short-term investment securities	$2,121	$283	$(12)	$2,392

As of December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,158	$51	$—	$1,209
U.S. government securities funds	988	—	(5)	983
Short-term deposits	3,104	—	—	3,104
Equity securities	227	159	(5)	381
Total short-term investment securities	$5,477	$210	$(10)	$5,677

The municipal obligations held at a fair value of $949 at March 31, 2012 all mature in less than five years.

During the three-month period ended March 31, 2012 and 2011, the proceeds from the sales of available-for-sale securities were $3,499 and $686, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the three-month period ended March 31, 2012 and 2011, respectively.

The Company’s trading securities portfolio totaled $1,444 at March 31, 2012 and $1,429 at December 31, 2011, and generated gains of $86 and $81 for the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, the Company had unrealized losses of $8 and $5, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the U.S. government securities funds.

(5)                     Long-Term Debt

On August 9, 2011, the Company entered into a Revolving Credit Agreement with Wells Fargo Bank, N. A., that permits the Company to borrow up to $15,000 through August 9, 2013, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At March 31, 2012 and December 31, 2011, the Company had $15,000 available under this facility.

A term loan of $10,000 was obtained in conjunction with the Revolving Credit Agreement with Wells Fargo Bank, N. A., and has a maturity date of August 9, 2014, a variable interest rate of LIBOR plus 1.25 percent (1.625 percent as of March 31, 2012) and monthly amortization of principal. The term loan is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

Long-term debt at March 31, 2012 and December 31, 2011 consists of the following:

	March 31,	December 31,
	2012	2011
Term loan in monthly installments of approximately $285, including interest, secured by real estate	$8,374	$9,190
Less current installments	(3,308)	(3,296)
Long-term debt less current installments	$5,066	$5,894

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

The aggregate maturities of long-term debt for each of the next three years are: $2,476 in 2012, $3,346 in 2013 and $2,552 in 2014.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net income available to common stockholders
Net income	$7,228	$6,622

Basic weighted average shares outstanding	15,578	15,533

Basic net income per common share:
Net income	$0.46	$0.43

Diluted shares outstanding
Basic weighted average shares outstanding	15,578	15,533
Stock options	268	28
Diluted weighted average shares outstanding	15,846	15,561

Diluted net income per common share:
Net income	$0.46	$0.43

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	251	—

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	135	995

Potentially dilutive shares excluded from diluted per share amounts include performance-based options to purchase shares of common stock which will not vest until certain earnings metrics have been achieved. Potentially anti-dilutive shares excluded from diluted per share amounts include both time-based stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of dilutive net income per share for the three months ended March 31, 2012 and 2011.

(7)                     Share-Based Compensation

Stock option activity for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2011	1,374	$9.88
Granted	217	15.65
Expired	(4)	9.16
Exercised	(33)	10.26
Options outstanding at March 31, 2012	1,554	10.68

During the three-month period ended March 31, 2012, the Company issued options to purchase 217 shares of common stock under the 2009 Incentive Plan to the Company’s new executive officers. These options were issued with a weighted-average exercise price of $15.65 per share and a weighted-average grant date fair value of $7.66 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three-month period ended March 31, 2012:

2012
Expected life (in years)	4.0
Risk-free interest rate	0.3 to 0.4
Expected volatility	63.2 to 66.0
Dividend yield	0.0

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is calculated as the average U.S. Treasury obligation rate that corresponds with the option life.

The Company’s outstanding stock options include both time-based stock options, which vest over differing periods ranging from the date of issuance up to 36 months from the option grant date, and performance-based stock options, which vest upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options.

Share-based compensation expense from time-based stock options for the three-month period ended March 31, 2012 and 2011 was approximately $313 and $88, respectively; the related tax benefit was approximately $125 and $34, respectively. As of March 31, 2012 and December 31, 2011, the unrecognized share-based compensation expense related to the grants described above was $1,856 and $607, respectively. As of March 31, 2012, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 2.27 years.

The Company recorded shared-based compensation expense of $323 and a related tax benefit of approximately $128 for the three months ended March 31, 2012 for the performance-based stock options. No share-based compensation costs for performance-based stock options were recorded for the same period in 2011. As of March 31, 2012 and December 31, 2011, the unrecognized share-based compensation expense related to these options was approximately $329 and $652, respectively. As of March 31, 2012, the remaining compensation cost is expected to be recognized over a weighted-average period of approximately 0.25 years.

At March 31, 2012, the aggregate intrinsic value of outstanding time-based and performance-based stock options to purchase 1,554 shares of common stock, exercisable time-based and performance-based stock options to purchase 786 shares of common stock and time-based and performance-based stock options to purchase 723 shares of common stock that are expected to vest was $8,803, $5,616 and $2,985, respectively. At December 31, 2011, the aggregate intrinsic value of outstanding options to purchase 1,374 shares of common stock, the exercisable options to purchase 772 shares of common stock, and options to purchase 602 shares of common stock expected to vest was $7,757, $4,819 and $2,732, respectively.

(8)                     Segment Information

The Company has three business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company has two business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States (NSP United States) and in countries outside the United States (NSP

International). The Company’s third business segment operates under the Synergy Worldwide brand, which distributes its products through different marketing and distributor compensation plans and products with formulations that are sufficiently different from those of NSP United States and NSP International to warrant accounting for these operations as a separate business segment. Net sales revenues and operating income for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer.

Reportable business segment information is as follows:

	Three Months Ended March 31,
	2012	2011
Net sales revenue:
Nature’s Sunshine Products:
United States	$34,836	$35,645
International	34,689	36,547
	69,525	72,192
Synergy Worldwide	23,343	20,652
Total net sales revenue	92,868	92,844

Operating expenses:
Nature’s Sunshine Products:
United States	31,908	31,887
International	30,093	34,493
	62,001	66,380
Synergy Worldwide	21,693	18,843
Total operating expenses	83,694	85,223

Operating income:
Nature’s Sunshine Products:
United States	2,928	3,758
International	4,596	2,054
	7,524	5,812
Synergy Worldwide	1,650	1,809
Total operating income	9,174	7,621

Other income (loss), net	(110)	265
Income before provision for income taxes	$9,064	$7,886

From an individual country perspective, only the United States comprises 10 percent or more of consolidated net sales revenue for the three-month periods ended March 31, 2012 and 2011 as follows:

	Three Months Ended March 31,
	2012	2011
Net sales revenue:
United States	$39,737	$40,787
Other	53,131	52,057
	$92,868	$92,844

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended March 31,
	2012	2011
NSP United States:
Herbal Products	$18,747	$18,593
Vitamin, Mineral and Other Nutritional Supplements	14,363	14,608
Personal Care Products	1,001	1,171
Other Products	725	1,273
	34,836	35,645
NSP International:
Herbal Products	$18,677	$20,181
Vitamin, Mineral and Other Nutritional Supplements	13,067	13,603
Personal Care Products	2,514	2,306
Other Products	431	457
	34,689	36,547
Synergy WorldWide:
Herbal Products	$8,447	$7,687
Vitamin, Mineral and Other Nutritional Supplements	13,037	10,867
Personal Care Products	1,438	1,644
Other Products	421	454
	23,343	20,652
	$92,868	$92,844

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

	March 31, 2012	December 31, 2011
Property, plant and equipment:
United States	$18,110	$18,119
Venezuela	3,839	3,939
Other	3,127	3,079
Total property, plant and equipment	$25,076	$25,137

(9)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, pro forma for discrete tax items in the period in which they occur. For the three months ended March 31, 2012 and 2011, the Company’s provision for income taxes, as a percentage of income before income taxes was 20.3 percent and 16.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective tax rates and the U.S. federal statutory tax rate for the three months ended March 31, 2012 was primarily attributed to foreign deductible items, including a favorable inflation adjustment, and a decrease in tax liabilities associated with uncertain tax positions due to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions, in addition to a valuation allowance release related to the utilization of foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2011 was primarily attributed to net decreases in tax liabilities associated with uncertain tax positions due to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions, which resulted in a tax benefit of approximately $1,200.

The Company’s U.S. federal income tax returns for 2003 through 2010 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2004 through 2010. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 through 2010 tax years.

In October 2009, the IRS issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company challenged the IRS proposals, and took the matter before the Office of Appeals of the Internal Revenue Service.  A settlement was reached with IRS Appeals and a proposed settlement agreement was signed by NSP in early January 2012. The Company has made all required payments and, as of March 31, 2012, the outstanding accrual was $500 related to this matter.

Also during 2011, the IRS issued an examination report formally proposing adjustments with respect to the 2006 through 2008 taxable years.  As with the previous examination cycle discussed above, the adjustments relate primarily to the prices that were charged in intra-group transfers of property and the disallowance of related deductions.  The Company reached a settlement of the issues with the IRS examination team and an agreement was signed by the Company in January 2012.  On March 7, 2012, the Company received a letter from the IRS examination team stating that they accepted the examination report and do not plan to make additional changes. The Company has made all required payments and, as of March 31, 2012, the outstanding accrual was $1,200 related to this matter.

As of March 31, 2012, the Company had accrued $9,165 related to unrecognized tax positions compared with $10,426 as of December 31, 2011. This net decrease was primarily attributed to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions.

Although the Company believes its estimates related to its unrecognized tax benefits are reasonable, the Company can provide no assurances that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Any difference in the final tax outcome of these matters could have a material impact on the Company’s income tax provision and operating results in the period in which the Company makes such determination.

(10)              Commitments and Contingencies

Legal Proceedings

The Company is party to various legal proceedings related to value-added tax assessments and other civil litigation. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Therefore, no provision for losses has been provided. The Company believes future payments related to these matters could range from $0 to approximately $1,000. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations, or cash flows for the period in which the ruling occurs and/or future periods. The Company maintains directors’ and officers’ liability, product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Non-Income Tax Contingencies

The Company has reserved for certain foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes. As of March 31, 2012 and December 31, 2011, accrued liabilities include $7,117 and $6,921, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$949	$—	$949
U.S. government security funds	982	—	—	982
Equity securities	461	—	—	461
Investment securities	1,444	—	—	1,444
Total assets measured at fair value on a recurring basis	$2,887	$949	$—	$3,836

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$1,209	$—	$1,209
U.S. government security funds	983	—	—	983
Short-term deposits	—	3,104	—	3,104
Equity securities	381	—	—	381
Investment securities	1,429	—	—	1,429
Total assets measured at fair value on a recurring basis	$2,793	$4,313	$—	$7,106

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

For the three months ended March 31, 2012 and for the year ended December 31, 2011, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the three months ended March 31, 2012 and 2011, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2011, and our Reports on Form 8-K, that have been filed with the SEC since then through the date of this report.

Throughout this report, we refer to Nature’s Sunshine Products, Inc., together with its subsidiaries, as “we,” “us,” “our,” “Company” or “the Company.”

OVERVIEW

Nature’s Sunshine Products, Inc., together with its subsidiaries, is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Provo, Utah, and sells its products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or customers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies.

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

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to several other countries, including Argentina, Australia, Chile, Israel, New Zealand and Norway.

During the first quarter of 2012, our consolidated net sales were substantially the same as the prior year. Synergy Worldwide’s net sales revenue increased approximately 13.0 percent (or 15.5 percent in local currencies excluding the negative impact of foreign currency fluctuations). NSP International’s net sales revenues decreased approximately 5.1 percent compared to the same period in 2011 (or 4.2 percent excluding the negative impact of foreign currency fluctuations), while NSP United States net sales decreased approximately 2.3 percent compared to the same period in 2011. The significant sales revenue growth was from our Synergy businesses in Europe and Korea during 2012. Gains in these markets were partially offset by decreases in our NSP Belarus (part of our NSP Russian markets), NSP Mexico, Synergy Japan, and NSP Peru markets.

As a result of our prior year settlement with NutriPlus LLC, our operating costs for the quarter ended March 31, 2012 were lower by $2.0  million, of which $1.6 million was related to lower royalties and $0.4 million was related to lower professional fees.

Over the same period, selling, general and administrative costs as a percentage of net sales revenue for the quarter decreased from 34.9 percent in the prior year to 34.2 percent in the current year as a result of revenue growth (primarily in Synergy Worldwide), lower royalty costs related to our Russian business as noted above, reductions in variable costs for NSP Mexico and Synergy Japan, as well as favorable currency rate fluctuations, offset by increases in variable costs for Synergy Europe and Korea, and NSP Russia, stock compensation costs, net changes in sales tax reserves and U.S. healthcare costs.

We distribute our products to consumers through an independent sales force comprised of Managers and independent Distributors. Typically a person who joins our independent sales force begins as a Distributor. A Distributor interested in earning additional income by committing more time and effort to selling our products may earn Manager status, which is contingent upon attaining certain purchase levels, recruiting additional Distributors and demonstrating leadership abilities. Active Managers worldwide totaled approximately 29,800 and 30,300 at March 31, 2012 and 2011, respectively. Active Distributors and customers worldwide totaled approximately 675,400 and 696,400 at March 31, 2012 and 2011, respectively.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended March 31, 2012 and 2011 (dollar amounts in thousands).

					Change from
	2012		2011		2012 to 2011
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$92,868	100.0%	$92,844	100.0%	$24	0.0%

Costs and expenses:
Cost of goods sold	18,360	19.8	18,552	20.0	(192)	(1.0)
Volume incentives	33,581	36.1	34,298	36.9	(717)	(2.1)
SG&A expenses	31,753	34.2	32,373	34.9	(620)	(1.9)
Total operating expenses	83,694	90.1	85,223	91.8	(1,529)	(1.8)
Operating income	9,174	9.9	7,621	8.2	1,553	20.4
Other income (loss), net	(110)	(0.1)	265	0.3	(375)	(141.5)
Income before provision for income taxes	9,064	9.8	7,886	8.5	1,178	14.9
Provision for income taxes	1,836	2.0	1,264	1.4	572	45.3
Net income	$7,228	7.8%	$6,622	7.1%	$606	9.2%

Net Sales Revenue

Consolidated net sales revenue for the three months ended March 31, 2012 was $92.9 million compared to $92.8 million for the same period in 2011. Flat net sales revenue for the three months ended March 31, 2012 compared to the same period in 2011 is due to growth in Synergy Worldwide, offset by declines in NSP United States and NSP International.

NSP United States

Net sales revenue for NSP United States for the three months ended March 31, 2012 was $34.8 million compared to $35.6 million for the same period in 2011, a decrease of 2.3 percent. Active Managers within NSP United States totaled approximately 6,300 and 6,500 at March 31, 2012 and 2011, respectively. Active Distributors and customers within NSP United States totaled approximately 195,300 and 205,000 at March 31, 2012 and 2011, respectively. Managers and Distributors within NSP United States are predominantly practitioners of nutritional supplement therapies and retailers and consumers of our products. The number of active Managers, Distributors and customers decreased due to lower retention, partially offset by a modest improvement in recruiting, in a business environment that continues to be challenging.

NSP United States includes both English and Spanish language sales divisions, of which the English language division is approximately 80 percent of segment net sales revenue. The English language division net sales revenue decreased $1.0 million, or 3.5 percent, for the three months ended March 31, 2012, compared to the same period in 2011. The Spanish language division net sales revenue increased $0.2 million, or 2.7 percent, for the three months ended March 31, 2012, compared to the same period in 2011.

NSP International

NSP International reported net sales revenue for the three months ended March 31, 2012 of $34.7 million compared to $36.5 million for the same period in 2011, a decrease of approximately 5.1 percent. In local currencies, net sales decreased 4.2 percent. Fluctuation in foreign exchange rates had a $0.3 million unfavorable impact on net sales for the period. Active Managers within NSP International totaled approximately 20,500 and 21,200 at March 31, 2012 and 2011, respectively. Active Distributors and customers within NSP International totaled approximately 382,900 and 409,800 at March 31, 2012 and 2011, respectively. Managers and Distributors within NSP International are predominantly practitioners of nutritional supplement therapies and retailers or consumers of our products, with the exception of our Russian markets which are more network marketing oriented. The number of active Managers, Distributors and customers decreased in NSP International (excluding our Russian markets) due to lower retention, partially offset by a modest improvement in recruiting, in a business environment that continues to be challenging. The number of active Managers, Distributors and customers in our Russian markets increased by 2.3%.

Notable activity in the following markets contributed to the results of NSP International:

In our Russian markets (Russia, Ukraine, Belarus and several other Eastern European nations), net sales revenues decreased approximately $0.6 million, or 3.8 percent for the three months ended March 31, 2012, compared to the same period in 2011. This decrease was related to the current debt crisis in Belarus, which has adversely affected our Belarusian Distributors’ ability to obtain foreign currency to purchase our products, and may continue to adversely affect sales going forward. Sales in Belarus were $0.6 million lower for the three months ended March 31, 2012, compared to the same period in 2011.  Excluding Belarus, net sales were flat for our Russian markets.

In Mexico, net sales revenues decreased approximately $0.4 million, or 12.6 percent for the three months ended March 31, 2012, compared to the same period in 2011. In local currency, net sales decreased 5.4 percent. Fluctuations in foreign exchange rates had a $0.2 million unfavorable impact on net sales for the period. In 2010, we applied value-added tax to all our products in compliance with the Mexican taxing authority interpretation, which resulted in a significant reduction of our Distributor and customer base.  We continue to work with our Managers to rebuild our Distributor and customer base in Mexico.

In Peru, net sales revenues decreased approximately $0.7 million, or 66.3 percent, for the three months ended March 31, 2012, compared to the same period in 2011. In local currency, net sales decreased 67.4 percent . Fluctuations in foreign exchange rates had a nominally favorable impact on net sales for the period. The decrease in net sales is principally due to a change in local regulations that has restricted our ability to sell several of our key products in this market through a direct selling business model. We continue to evaluate our product mix and selling model for Peru.

Synergy Worldwide

Synergy Worldwide, which is more network marketing oriented, reported net sales revenue for the three months ended March 31, 2012 of $23.3 million, compared to $20.7 million in 2011, an increase of 13.0 percent. In local currencies, net sales increased 15.5 percent. Fluctuations in foreign exchange rates had a $0.5 million unfavorable impact on net sales for the period. Active Managers within Synergy Worldwide totaled approximately 3,000 and 2,600 at March 31, 2012 and 2011, respectively. Active Distributors and customers within Synergy Worldwide totaled approximately 97,200 and 81,600 at March 31, 2012 and 2011, respectively.

Notable activity in the following markets contributed to the results of Synergy Worldwide:

In Europe, net sales revenues increased approximately $2.3 million, or 49.8 percent, for the three months ended March 31, 2012, compared to the same period in 2011. In local currency, net sales increased 59.9 percent.  Fluctuations in foreign exchange rates had a $0.5 million unfavorable impact on net sales for the period. Strong Distributor marketing and development continues to drive increased market penetration.

In Korea, net sales revenues increased approximately $2.2 million, or 67.0 percent, for the three months ended March 31, 2012, compared to the same period in 2011. In local currency, net sales increased 68.5 percent. Fluctuations in foreign exchange rates had a $0.1 million unfavorable impact on net sales for the period. Net sales growth is due to productive joint Company and Manager efforts to develop sales groups as well as a broad product line that is well accepted in Korea.

In Japan, net sales revenues decreased approximately $1.6 million, or 40.6 percent, for the three months ended March 31, 2012, compared to the same period in 2011.  In local currency, net sales decreased 42.4 percent. Fluctuations in foreign exchange rates had a $0.1 million favorable impact on net sales for the period. The decrease in local currency sales is partially due to a decrease in our Distributor base after the earthquake, tsunami and subsequent nuclear disasters in the spring of 2011, which suppressed consumer confidence and spending and made it difficult to recruit and retain active Distributors. In addition, unusually high product returns during the quarter related to a specific promotion contributed significantly to reduced net sales revenue. The product returns were not related to product quality.

Further information related to NSP United States, NSP International and Synergy Worldwide business segments is set forth in Note 9 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased to 19.8 percent for the three months ended March 31, 2012, compared to 20.0 percent for the same period in 2011. These decreases are primarily due to reductions in product and material write-offs, changes in product mix between markets and lower raw material costs, partially offset by increased importation fees related to higher transfer prices within some of our foreign markets. While the Company intends to seek continued cost reductions where possible, pricing pressure on raw materials, fuel costs and other factors could adversely affect our ability to reduce or maintain our current cost of goods sold rate in the future.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program, and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our various operations.  Volume incentives as a percent of net sales revenue decreased to 36.1 percent for the three months in 2012, compared to 36.9 percent for the same period in 2011.

Selling, General and Administrative

Selling, general and administrative expenses decreased to 34.2 percent of net sales revenue for the three months ended March 31, 2012, compared to 34.9 percent for the same period in 2011, or by approximately $0.6 million to $31.8 million for the three months ended March 31, 2012.

Significant increases to selling, general and administrative expenses during the three months ended March 31, 2012, compared to the same period in 2011 included:

•                  $1.4 million of increased variable costs related to the sales growth of Synergy Worldwide in Europe, Korea and the United States as well as NSP International in the Russian markets;

•                  $0.6 million of increased costs for U.S. incentive related trips;

•                  $0.5 million of stock compensation costs based upon the issuance of stock option grants to executives hired in 2012 and the vesting of performance-based option grants;

•                  $0.5 million of increased U.S. related sales tax expense related to prior year favorable adjustments of the reserve; and

•                  $0.3 million of increased healthcare costs for U.S. employees.

Significant decreases to selling, general and administrative expenses during the three months ended March 31, 2012, compared to the same period in 2011 included:

•                  $1.6 million of decreased royalty costs related to our Russian business as a result of the NutriPlus settlement;

•                  $1.2 million of favorable currency fluctuations;

•                  $0.8 million decrease in variable costs related lower sales of NSP Mexico and Synergy Japan; and

•                  $0.4 million of decreased professional fees related to our Russian business as a result of the NutriPlus settlement.

We continue to exercise stringent management of all costs within all of our operating segments.

Operating Income

Operating income increased $1.6 million during the three months ended March 31, 2012, compared to the same period in 2011, from $7.6 million to $9.2 million, an increase of 20.4 percent.

Operating income for NSP United States decreased $0.8 million for the three months ended March 31, 2012, compared to the same period in 2011, from $3.8 million to $2.9 million. The decrease in operating income is primarily the result of the decrease in net sales revenue and increases in our selling, general and administrative expenses related to promotional incentive trips and stock-based compensation expense described above for the three months ended March 31, 2012.

Operating income for NSP International increased $2.5 million during the three months ended March 31, 2012, compared to the same period in 2011, from $2.1 million to $4.6 million. The increase in operating income was primarily the result of the elimination of royalty fees in our Russian markets related to the termination of the Company’s contract with NutriPlus LLC, lower professional fees related to our Russian business as a result of the NutriPlus LLC litigation in the prior year, and the impact of current year value-added tax reserve reductions.

Operating income for Synergy Worldwide decreased approximately $0.2 million for the three months ended March 31, 2012, respectively, compared to the same period in 2011, from $1.8 million to $1.7 million. The decrease in operating income is primarily due to the decreased sales in Japan aided by unusually high product returns discussed above, an increase in inventory reserves in Korea and the negative effect of foreign currency fluctuations.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2012 decreased $0.4 million compared to the same period in 2011. The decrease in other net income in 2012 has been due to the receipt of $0.7 million in restricted cash in Venezuela that had been previously written-down that was recovered in 2011.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, pro forma for discrete tax items in the period in which they occur. For the three months ended March 31, 2012 and 2011, the

Company’s provision for income taxes, as a percentage of income before income taxes was 20.3 percent and 16.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective tax rates and the U.S. federal statutory tax rate for the three months ended March 31, 2012 was primarily attributed to foreign deductible items, including a favorable inflation adjustment, and a decrease in tax liabilities associated with uncertain tax positions due to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions, in addition to a valuation allowance release related to the utilization of foreign tax credits.

The Company’s U.S. federal income tax returns for 2003 through 2010 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2004 through 2010. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 through 2010 tax years.

In October 2009, the Internal Revenue Service (“IRS”) issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company challenged the IRS proposals, and took the matter before the Office of Appeals of the Internal Revenue Service.  A settlement was reached with IRS Appeals and a proposed settlement agreement was signed by the Company in early January 2012.  IRS Appeals sent a letter on January 30, 2012 indicating that the agreement with the Company had been approved and that they would complete the processing of these years. As a result, the Company has made all required payments and, as of March 31, 2012, has accrued a final amount of approximately $0.5 million.

Also during 2011, the IRS issued an examination report formally proposing adjustments with respect to the 2006 through 2008 taxable years.  As with the previous examination cycle discussed above, the adjustments relate primarily to the prices that were charged in intra-group transfers of property and the disallowance of related deductions.  The Company reached a settlement of the issues with the IRS examination team and signed an agreement in January 2012.  On March 7, 2012 the Company received a letter from the IRS examination team stating that they accepted the examination report and do not plan to make additional changes. As a result, the Company has made all required payments and, as of March 31, 2012, has accrued a final amount of approximately $1.2 million.

As of March 31, 2012, the Company had accrued $9.2 million related to unrecognized tax positions compared with $10.4 million as of December 31, 2011. This net decrease was primarily attributed to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions.

Although the Company believes its estimates related to its unrecognized tax benefits are reasonable, the Company can provide no assurances that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Any difference in the final tax outcome of these matters could have a material impact on the Company’s income tax provision and operating results in the period in which the Company makes such determination.

Product Categories

Our line of over 700 products includes herbal products, vitamin, mineral and other nutritional supplements, personal care products and other complementary products such as sales aids. We purchase herbs and other raw materials in bulk and, after quality control testing, we formulate, encapsulate, tablet or concentrate them, and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our vitamin, mineral and other nutritional supplements, personal care products and certain other miscellaneous products in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that our contract manufacturers have complied with our specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of herbal products, vitamin, mineral and other nutritional supplements, personal care products, and other complementary products for the three months ended March 31, 2012 and 2011, by business segment. The Company has two business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States (NSP United States) and in countries outside the United States (NSP International). The Company’s third business segment operates under the Synergy Worldwide brand, which distributes its products through different marketing and distributor compensation plans and products with formulations that are sufficiently different from those of the NSP United States and NSP International to warrant accounting for these operations as a separate business segment.

	Three Months Ended March 31,
	2012		2011
NSP United States:
Herbal Products	$18,747	53.8%	$18,593	52.1%
Vitamin, Mineral and Other Nutritional Supplements	14,363	41.2	14,608	41.0
Personal Care Products	1,001	2.9	1,171	3.3
Other Products	725	2.1	1,273	3.6
Total NSP United States	34,836	100.0%	35,645	100.0%

NSP International:
Herbal Products	$18,677	53.8%	$20,181	55.2%
Vitamin, Mineral and Other Nutritional Supplements	13,067	37.7	13,603	37.2
Personal Care Products	2,514	7.3	2,306	6.3
Other Products	431	1.2	457	1.3
Total NSP United States	34,689	100.0%	36,547	100.0%

Synergy WorldWide:
Herbal Products	$8,447	36.2%	$7,687	37.2%
Vitamin, Mineral and Other Nutritional Supplements	13,037	55.8	10,867	52.6
Personal Care Products	1,438	6.2	1,644	8.0
Other Products	421	1.8	454	2.2
Total Synergy WorldWide	23,343	100.0%	20,652	100.0%

Consolidated:
Herbal Products	$45,871	49.4%	$46,461	50.0%
Vitamin, Mineral and Other Nutritional Supplements	40,467	43.6	39,078	42.1
Personal Care Products	4,953	5.3	5,121	5.5
Other Products	1,577	1.7	2,184	2.4
Total Consolidated	$92,868	100.0%	$92,844	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
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

Nature’s Sunshine Products (NSP U.S. and NSP International): ALJ®, Blood Pressurex, Cardio Assurance®, LBS II®, CleanStart® Synergy Worldwide: Core Greens®, Liquid Chlorophyll, Mistica®, Noni Plus,

Vitamin, Mineral and Other Nutritional Supplements

We manufacture a wide variety of single vitamins, some of which are sold in the form of chewable or non-chewable tablets. We manufacture several multiple vitamins and mineral supplements, including a line containing natural antioxidants, as well as energy and weight management products. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form. We also manufacture several other products containing enzymes and pro-biotics which are sold in the form of capsules and amino-acid based products that are sold in the form of capsules or powders.

Nature’s Sunshine Products (NSP U.S. and NSP International):

EverFlex®, Food Enzymes, Probiotic Eleven®, SmartMeal®, Solstic Energy®, Super Supplemental, Vitamin B Complex

Synergy Worldwide:

ProArgi-9 Plus®, SyneMax®, Vitazone®

Personal Care Products

We manufacture or contract with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste, and skin cleanser.

Nature’s Sunshine Products (NSP U.S. and NSP International):

EverFlex® Cream , Pau-D Arco Lotion, , Pro-G Yam® Cream, Tei-Fu® Lotion

Synergy Worldwide:

Bright Renewal Serum, Hydrating Toner, 5 in 1 Shampoo, Repair Complex

Other Products	We manufacture or contract with independent manufacturers to supply a variety of other products, including a variety of sales aids and other miscellaneous products.	Nature’s Sunshine Products (NSP U.S. and NSP International): Flower Essences, Lavender Oil, Peppermint Oil, Tei-Fu® Oil Synergy Worldwide: Lavender Oil, Massage Oil

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, employee compensation and benefits, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2012, working capital was $64.2 million, compared to $57.3 million as of December 31, 2011.  At March 31, 2012, we had $61.3 million in cash and cash equivalents, of which $49.8 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $2.4 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations.

Our net consolidated cash (outflows) inflows are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Operating activities	$588	$7,253
Investing activities	2,380	477
Financing activities	(479)	—

For the three months ended March 31, 2012, operating activities provided cash in the amount of $0.6 million compared to providing cash in the amount of $7.3 million for the same period in 2011. Operating cash flows decreased due to the timing of payments and receipts for accounts receivable, accounts payable, and accrued liabilities, and was partially offset by the growth in our operating income.  The Company also made income tax payments for the three months ended March 31, 2012 of $6.3 million.

Capital expenditures related to the purchase of equipment, computer systems and software for the three months ended March 31, 2012 and 2011 were $0.9 million and $0.2 million, respectively.

During the three months ended March 31, 2012, we had cash proceeds of $3.5 million from the sale of available-for-sale investments. During the same period, we used cash of $0.2 million to purchase available-for-sale investments.

During the three months ended March 31, 2012, we used cash to make principal payments of $0.8 million on our term credit facility. The term credit facility is secured by the Company’s manufacturing facility in Spanish Fork, Utah.

The Company has a long-term revolving credit facility that allows us to borrow up to $15.0 million. As of March 31, 2012, no amounts were drawn under the credit facility.  We believe that, with this credit facility in place, our working capital requirements can be met for the foreseeable future with cash generated from operating activities, available cash and cash equivalents and draws on the credit facility. However, among other things, a prolonged economic downturn, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

A reserve for product returns is recorded based upon historical experience.  We allow Distributors or Managers to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more or less restrictive based upon local statutes.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of March 31, 2012 and December 31, 2011, we did not consider any of our long-lived assets to be impaired.

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

Share-Based Compensation

Our outstanding stock options include both time-based stock options, which vest over differing periods ranging from the date of issuance up to 36 months from the option grant date and performance-based stock options that vest upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options.

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the heading “Risk Factors.”

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

Foreign Currency Risk

During the three months ended March 31, 2012, approximately 57.2 percent of our net sales revenue and approximately 54.5 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended March 31, 2012 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$92,868	$(3,093)	(3.3)%	$(4,438)	(4.8)%	$(6,804)	(7.3)%

Cost and expenses
Cost of goods sold	18,360	(584)	(3.2)%	(839)	(4.6)%	(1,286)	(7.0)%
Volume incentives	33,581	(1,137)	(3.4)%	(1,632)	(4.9)%	(2,502)	(7.5)%
Selling, general and administrative	31,753	(1,027)	(3.2)%	(1,473)	(4.6)%	(2,259)	(7.1)%

Operating income	$9,174	$(345)	(3.8)%	$(494)	(5.4)%	$(757)	(8.3)%

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

The following table sets forth a composite sensitivity analysis of our assets and liabilities by those balance sheet line items that are subject to exchange rate risk, together with the total gain or loss from the strengthening of the U.S. dollar in relation to our various fluctuating functional currencies.  The sensitivity of our assets and liabilities, taken by balance sheet line items, is currently somewhat greater than the sensitivity of our operating income to increases in the strength of the U.S. dollar in relation to other fluctuating currencies in which we conduct business.

Exchange rate sensitivity of the Balance Sheet as of March 31, 2012 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$61,342	$(4,324)	(7.0)%	$(6,204)	(10.1)%	$(9,513)	(15.5)%
Accounts receivable, net	13,149	(424)	(3.2)%	(608)	(4.6)%	(932)	(7.1)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	4,745	(79)	(1.7)%	(114)	(2.4)%	(175)	(3.7)%

Net Financial Instruments Subject to Exchange Rate Risk	69,746	(4,669)	(6.7)%	(6,698)	(9.6)%	(10,270)	(14.7)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of March 31, 2012, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of March 31, 2012 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of March 31, 2012
Cash and Cash Equivalents
Japan (Yen)	$7,751	82.3
European Markets (Euro)	6,966	0.7
Canada (Dollar)	6,335	1.0
Korea (Won)	4,288	1,135.1
Mexico (Peso)	4,133	12.8
Colombia (Peso)	1,858	1,781.6
Indonesia (Rupiah)	1,408	9,182.7
Thailand (Baht)	1,391	30.9
Venezuela (Bolivar)	1,244	5.3
Malaysia (Ringgit)	1,018	3.1
Other	7,215	Varies
Total foreign denominated cash and cash equivalents	43,607
U.S. dollars held by foreign subsidiaries	6,239
Total cash and cash equivalents held by foreign subsidiaries	$49,846

Accounts Receivable
Japan (Yen)	$964	82.3
Other	3,695	Varies
Total	$4,659

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

Three months ended March 31,	2012	2011
Canada (Dollar)	1.0	1.0
Japan (Yen)	82.3	81.6
Korea (Won)	1,135.1	1,122.3
Mexico (Peso)	12.8	12.0

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the three months ended March 31, 2012 and 2011, Venezuela was considered to be highly inflationary. During the three months ended March 31, 2012 and 2011, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.7 percent and 1.4 percent of consolidated net sales revenue, respectively. With the exception of Venezuela, there were no other countries considered to have a highly inflationary economy during the three months ended March 31, 2012 and 2011.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On March 31, 2012, we had investments of $2.4 million, of which $0.9 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature within a 5-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                       LEGAL PROCEEDINGS

Please refer to Note 10 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as our recent SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2011, for information regarding the status of certain legal proceedings that have been previously reported.

Item 1A.              RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business or our consolidated financial statements, results of operations, and cash flows. Additional risks not currently known to us, or risks that we currently believe are not material, may also impair our business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

101*

The following financial information from the quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)                                  Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: May 8, 2012	/s/ Michael D. Dean
Michael D. Dean, Chief Executive Officer

Date: May 8, 2012	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer