Form 10-Q
period 2012-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2012-08-03
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

2500 West Executive Parkway, Suite 100

Lehi, Utah 84043

(Address of principal executive offices and zip code)

(801) 341-7900

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

The number of shares of Common Stock, no par value, outstanding on July 27, 2012 was 15,609,676 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2012

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$66,353	$58,969
Accounts receivable, net of allowance for doubtful accounts of $692 and $647, respectively	10,509	9,868
Investments available for sale	2,280	5,677
Inventories	42,752	41,611
Deferred income tax assets	4,355	4,395
Prepaid expenses and other	5,361	4,583
Total current assets	131,610	125,103

Property, plant and equipment, net	25,818	25,137
Investment securities	1,346	1,429
Intangible assets, net	1,077	1,151
Deferred income tax assets	16,623	16,576
Other assets	6,285	6,415
	$182,759	$175,811

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,499	$5,980
Accrued volume incentives	19,517	19,326
Accrued liabilities	26,919	27,938
Deferred revenue	3,008	2,603
Current installments of long-term debt	3,320	3,296
Income taxes payable	3,820	8,655
Total current liabilities	62,083	67,798

Liability related to unrecognized tax benefits	9,784	10,426
Long-term debt	4,232	5,894
Deferred compensation payable	1,346	1,429
Other liabilities	2,753	2,826
Total long-term liabilities	18,115	20,575

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Common stock, no par value; 50,000 shares authorized, 15,609 and 15,569 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	73,351	71,628
Retained earnings	39,613	25,879
Accumulated other comprehensive loss	(10,403)	(10,069)
Total shareholders’ equity	102,561	87,438
	$182,759	$175,811

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,
	2012	2011

Net sales revenue (net of the rebate portion of volume incentives of $10,695 and $11,356, respectively)	$92,991	$91,811
Cost and expenses:
Cost of goods sold	17,086	17,129
Volume incentives	33,540	33,390
Selling, general and administrative	32,054	33,240
	82,680	83,759
Operating income	10,311	8,052
Other income (expense), net	165	(420)
Income before provision for income taxes	10,476	7,632
Provision for income taxes	3,190	2,018
Net income	$7,286	$5,614

Basic and diluted net income per common share

Basic:
Net income per common share	$0.47	$0.36

Diluted:
Net income per common share	$0.46	$0.36

Weighted average basic common shares outstanding	15,605	15,536
Weighted average diluted common shares outstanding	15,864	15,659

Dividends declared per common share	$0.05	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,
	2012	2011

Net income	$7,286	$5,614
Foreign currency translation (loss) gain (net of tax)	(464)	986
Net unrealized (losses) gains on investment securities (net of tax)	(23)	12
Total comprehensive income	$6,799	$6,612

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Net sales revenue (net of the rebate portion of volume incentives of $22,286 and $22,938, respectively)	$185,859	$184,655
Cost and expenses:
Cost of goods sold	35,446	35,681
Volume incentives	67,121	67,688
Selling, general and administrative	63,807	65,613
	166,374	168,982
Operating income	19,485	15,673
Other income (expense), net	55	(155)
Income before provision for income taxes	19,540	15,518
Provision for income taxes	5,026	3,282
Net income	14,514	12,236

Basic and diluted net income per common share

Basic:
Net income per common share	$0.93	$0.79

Diluted:
Net income per common share	$0.91	$0.78

Weighted average basic common shares outstanding	15,591	15,535
Weighted average diluted common shares outstanding	15,953	15,591

Dividends declared per common share	$0.05	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Net income	$14,514	$12,236
Foreign currency translation (loss) gain (net of tax)	(355)	1,485
Net unrealized gains on investment securities (net of tax)	21	22
Total comprehensive income	$14,180	$13,743

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,514	$12,236
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	19	(69)
Depreciation and amortization	2,015	2,117
Share-based compensation expense	1,321	1,144
Loss on sale of property and equipment	18	13
Deferred income taxes	(7)	(419)
Amortization of bond discount	3	10
Purchase of trading investment securities	(37)	(38)
Proceeds from sale of trading investment securities	180	226
Realized and unrealized gains on investments	(38)	(56)
Foreign exchange losses	505	1,237
Changes in assets and liabilities:
Accounts receivable	(713)	(2,860)
Inventories	(1,158)	(1,577)
Prepaid expenses and other current assets	(733)	49
Other assets	60	(691)
Accounts payable	(581)	326
Accrued volume incentives	220	1,101
Accrued liabilities	(1,196)	2,907
Deferred revenue	406	(568)
Income taxes payable	(4,846)	1,405
Liability related to unrecognized tax benefits	(642)	(510)
Deferred compensation payable	(83)	(142)
Net cash provided by operating activities	9,227	15,841
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,562)	(694)
Proceeds from sale of property, plant and equipment	22	—
Proceeds from maturity and sale of investments available for sale	3,574	2,382
Purchase of investments available for sale	(178)	(2,849)
Net cash provided by (used in) investing activities	856	(1,161)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(1,640)	—
Dividends paid	(780)	—
Proceeds from the exercise of stock options	401	295
Net cash (used in) provided by financing activities	(2,019)	295
Effect of exchange rates on cash and cash equivalents	(680)	419
Net increase in cash and cash equivalents	7,384	15,394
Cash and cash equivalents at the beginning of the period	58,969	47,604
Cash and cash equivalents at the end of the period	$66,353	$62,998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$11,132	$2,688
Cash paid for interest	68	—

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per-share information)

(Unaudited)

(1)                     Basis of Presentation

Nature’s Sunshine Products, Inc., together with its subsidiaries (hereinafter referred to collectively as the “Company”), is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent Distributors and Managers who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of June 30, 2012, and for the three month and six month periods ended June 30, 2012 and 2011.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2012.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

As of June 30, 2012, Belarus was designated as a highly inflationary economy. Historically, the U.S. dollar has been our functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of our Distributors in this market has become diminished. During the three and six months ended June 30, 2012, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.6 percent and 1.7 percent of consolidated net sales revenue, respectively. The Company’s total and net assets related to Belarus as of June 30, 2012 and December 31, 2011 were insignificant.

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

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This update supersedes certain pending paragraphs in Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220) to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The deferral will be temporary to allow the Board time to redeliberate the presentation requirements for reclassification adjustments out of accumulated comprehensive income for annual and interim financial statements for public, private and non-profit entities. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated statements of operations and financial condition.

(2)                     Inventories

Inventories consist of the following:

	June 30,	December 31,
	2012	2011
Raw Materials	$13,170	$12,992
Work in Progress	1,527	1,230
Finished Goods	28,055	27,389
	$42,752	$41,611

(3)                     Intangible Assets

At June 30, 2012 and December 31, 2011, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $686 and $612, and a net amount of $1,077 and $1,151, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended June 30, 2012 and 2011 was $37 and $37, respectively. Amortization expense for intangible assets for the six months ended June 30, 2012 and 2011 was $74 and $74, respectively. Estimated amortization expense for each of the next five fiscal years is $149.

(4)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$827	$40	$—	$867
U.S. government securities funds	991	—	(7)	984
Equity securities	227	208	(6)	429
Total short-term investment securities	$2,045	$248	$(13)	$2,280

As of December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,158	$51	$—	$1,209
U.S. government securities funds	988	—	(5)	983
Short-term deposits	3,104	—	—	3,104
Equity securities	227	159	(5)	381
Total short-term investment securities	$5,477	$210	$(10)	$5,677

The municipal obligations held at a fair value of $867 at June 30, 2012 all mature in less than three years.

During the six month periods ended June 30, 2012 and 2011, the proceeds from the maturities and sales of available-for-sale securities were $3,574 and $2,382, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the six month periods ended June 30, 2012 and 2011, respectively.

The Company’s trading securities portfolio totaled $1,346 at June 30, 2012 and $1,429 at December 31, 2011, and generated losses of $26 and $6 for the three months ended June 30, 2012 and 2011, respectively and generated gains of $60 and $75 for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 and December 31, 2011, the Company had unrealized losses of $7 and $5, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the U.S. government securities funds.

(5)                     Long-Term Debt

On August 9, 2011, the Company entered into a Revolving Credit Agreement with Wells Fargo Bank, N. A., that permits the Company to borrow up to $15,000 through August 9, 2013, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At June 30, 2012 and December 31, 2011, the Company had $15,000 available under this facility.

A term loan of $10,000 was obtained in conjunction with the Revolving Credit Agreement with Wells Fargo Bank, N. A., and has a maturity date of August 9, 2014, a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of June 30, 2012)

and monthly amortization of principal. The term loan is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

Long-term debt at June 30, 2012 and December 31, 2011 consists of the following:

	June 30,	December 31,
	2012	2011
Term loan due in monthly installments of approximately $285, including interest, secured by real estate	$7,552	$9,190
Less current installments	(3,320)	(3,296)
Long-term debt	$4,232	$5,894

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$7,286	$5,614	$14,514	$12,236

Basic weighted average shares outstanding	15,605	15,536	15,591	15,535

Basic net income per common share:
Net income per common share	$0.47	$0.36	$0.93	$0.79

Diluted weighted average shares outstanding
Basic weighted average shares outstanding	15,605	15,536	15,591	15,535
Weighted average stock options outstanding	259	123	362	56
Diluted weighted average shares outstanding	15,864	15,659	15,953	15,591

Diluted net income per common share:
Net income per common share	$0.46	$0.36	$0.91	$0.78

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	—	661	—	455

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	217	202	417	534

Potentially dilutive shares excluded from diluted per share amounts include performance-based options to purchase shares of common stock which will not vest until certain earnings metrics have been achieved. Potentially anti-dilutive shares excluded from diluted per share amounts include both time-based stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of dilutive net income per share for the three and six months ended June 30, 2012 and 2011.

(7)                     Capital Transactions

Dividends

The declaration of future dividends is subject to the discretion of the Company’s Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its Board of Directors.

On May 7, 2012, the Company announced that its Board of Directors approved a cash dividend of $0.05 per common share in an aggregate amount of $780 that was paid on May 29, 2012 to shareholders of record on May 18, 2012.

Share-based Compensation

Stock option activity for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2011	1,374	$9.88
Granted	217	15.65
Expired	(6)	8.59
Exercised	(40)	10.07
Options outstanding at June 30, 2012	1,545	10.69

During the six month period ended June 30, 2012, the Company issued options to purchase 217 shares of common stock under the 2009 Incentive Plan to the Company’s new senior executives. These options were issued with a weighted-average exercise price of $15.65 per share and a weighted-average grant date fair value of $7.66 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six month period ended June 30, 2012:

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

Share-based compensation expense from time-based stock options for the three month periods ended June 30, 2012 and 2011 was approximately $356 and $136, respectively; the related tax benefit was approximately $142 and $54, respectively. Share-based compensation expense from time-based stock options for the six month periods ended June 30, 2012 and 2011 was approximately $669 and $224, respectively; the related tax benefit was approximately $267 and $88, respectively. As of June 30, 2012 and December 31, 2011, the unrecognized share-based compensation expense related to the grants described above was $1,500 and $607, respectively. As of June 30, 2012, the remaining compensation expense is expected to be recognized over the weighted-average period of approximately 2.0 years.

Shared-based compensation expense from performance-based stock options for the three month periods ended June 30, 2012 and 2011was approximately $329 and $920, respectively; the related tax benefit was approximately $127 and $370, respectively. Shared-based compensation expense from performance-based stock options for the six month periods ended June 30, 2012 and 2011was approximately $652 and $920, respectively; the related tax benefit was approximately $255 and $370, respectively. As of June 30, 2012 and December 31, 2011, the unrecognized share-based compensation expense related to these options was approximately $0 and $652, respectively. As of June 30, 2012, there is no remaining compensation expense to be recognized for the performance-based stock options.

At June 30, 2012, the aggregate intrinsic value of outstanding time-based and performance-based stock options to purchase 1,545 shares of common stock, exercisable time-based and performance-based stock options to purchase 1,129 shares of common stock and time-based and performance-based stock options to purchase 392 shares of common stock that are expected to vest (net of expected forfeitures) was $6,943, $5,797 and $1,077, respectively. At December 31, 2011, the aggregate intrinsic value of outstanding options to purchase 1,374 shares of common stock, the exercisable options to purchase 772 shares of common stock, and options to purchase 602 shares of common stock expected to vest (net of expected forfeitures) was $7,757, $4,819 and $2,732, respectively.

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

Reportable business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales revenue:
Nature’s Sunshine Products:
United States	$35,522	$35,897	$70,358	$71,542
International	31,223	33,055	65,912	69,602
	66,745	68,952	136,270	141,144
Synergy WorldWide	26,246	22,859	49,589	43,511
Total net sales revenue	92,991	91,811	185,859	184,655

Operating expenses:
Nature’s Sunshine Products:
United States	31,321	32,194	63,229	64,081
International	27,941	31,208	58,034	65,701
	59,262	63,402	121,263	129,782
Synergy WorldWide	23,418	20,357	45,111	39,200
Total operating expenses	82,680	83,759	166,374	168,982

Operating income:
Nature’s Sunshine Products:
United States	4,201	3,703	7,129	7,461
International	3,282	1,847	7,878	3,901
	7,483	5,550	15,007	11,362
Synergy WorldWide	2,828	2,502	4,478	4,311
Total operating income	10,311	8,052	19,485	15,673

Other income (expense), net	165	(420)	55	(155)
Income before provision for income taxes	$10,476	$7,632	$19,540	$15,518

From an individual country perspective, only the United States comprises 10 percent or more of consolidated net sales revenue for the three and six month periods ended June 30, 2012 and 2011 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales revenue:
United States	$40,410	$41,196	$80,147	$81,983
Other	52,581	50,615	105,712	102,672
	$92,991	$91,811	$185,859	$184,655

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NSP United States:
Herbal Products	$19,454	$19,310	$38,201	$37,903
Vitamin, Mineral and Other Nutritional Supplements	14,402	14,316	28,765	28,924
Personal Care Products	1,005	1,146	2,006	2,317
Other Products	661	1,125	1,386	2,398
	35,522	35,897	70,358	71,542
NSP International:
Herbal Products	$16,598	$17,561	$35,275	$37,742
Vitamin, Mineral and Other Nutritional Supplements	12,087	11,975	25,154	25,578
Personal Care Products	2,202	3,039	4,716	5,345
Other Products	336	480	767	937
	31,223	33,055	65,912	69,602
Synergy WorldWide:
Herbal Products	$11,530	$9,944	$19,977	$17,631
Vitamin, Mineral and Other Nutritional Supplements	13,028	11,102	26,065	21,969
Personal Care Products	1,188	1,208	2,626	2,852
Other Products	500	605	921	1,059
	26,246	22,859	49,589	43,511
	$92,991	$91,811	$185,859	$184,655

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

	June 30, 2012	December 31, 2011
Property, plant and equipment:
United States	$19,074	$18,119
Venezuela	3,737	3,939
Other	3,007	3,079
Total property, plant and equipment	$25,818	$25,137

(9)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the periods in which they occur. For the three months ended June 30, 2012 and 2011, the Company’s provision for income taxes, as a percentage of income before income taxes was 30.5 percent and 26.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.  For the six months ended June 30, 2012 and 2011, the Company’s provision for income taxes, as a percentage of income before income taxes was 25.7 percent and 21.1 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective tax rates and the U.S. federal statutory tax rate for the three months ended June 30, 2012 were primarily attributed to a domestic valuation allowance release related to the utilization of foreign tax credits (-3.4 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-2.2 percent).

The differences between the effective tax rates and the U.S. federal statutory rate for the three months ended June 30, 2011 were primarily attributed to a decrease in deferred tax liabilities related to taxes on unremitted foreign earnings (-3.5 percent).

The differences between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2012 were primarily attributed to a domestic valuation allowance release related to the utilization of foreign tax credits (-6.4 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-4.1 percent).

The differences between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2011 were primarily attributed to net decreases in tax liabilities associated with uncertain tax positions due to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions (-6.4%), in addition to a decrease in deferred tax liabilities related to taxes on unremitted foreign earnings (-5.7%).

The Company’s U.S. federal income tax returns for 2003 through 2007, and 2009 and 2010 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2004 through 2011. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 and 2010 tax years.

In October 2009, the IRS issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company challenged the IRS proposals, and took the matter before the Office of Appeals of the Internal Revenue Service.  A settlement was reached with IRS Appeals and a proposed settlement agreement was signed by NSP in January 2012. The Company has made all required payments as of June 30, 2012 related to this matter and, absent further comment from the IRS, the examination period for the 2003 through 2005 taxable years will close on December 31, 2012.

During 2011, the IRS issued an examination report formally proposing adjustments with respect to the 2006 through 2008 taxable years.  As with the previous examination cycle discussed above, the adjustments relate primarily to the prices that were charged in intra-group transfers of property and the disallowance of related deductions.  The Company reached a settlement of the issues with the IRS examination team and an agreement was signed by the Company in January 2012.  On March 7, 2012, the Company received a letter from the IRS examination team stating that they accepted the examination report and do not plan to make additional changes. The Company has made all required payments as of June 30, 2012 related to this matter and, absent further comment from the IRS, the examination period for the 2006 through 2007 taxable years will close on September 15, 2012. The examination period for the 2008 taxable year previously closed on March 15, 2012.

As of June 30, 2012, the Company had accrued $9,784 related to unrecognized tax positions compared with $10,426 as of December 31, 2011. This net decrease was primarily attributed to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions.

Changes to the effective rate due to dividends received from foreign subsidiaries, impact of foreign tax credits and the unremitted earnings calculation are expected to be recurring; however, depending on various factors, the changes may be favorable or unfavorable in a particular period. The Company’s aggregate consolidated effective tax rate will typically reflect differences between the lower statutory rates in foreign markets compared to the U.S. statutory rate of 35 percent. Given the large number of jurisdictions in which the Company does business and the number of factors that can impact effective tax rates in any given year, the consolidated effective rate is likely to reflect relatively significant fluctuations from year-to-year.

Although the Company believes its estimates related to its unrecognized tax benefits are reasonable, the Company can provide no assurances that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Any difference in the final tax outcome of these matters could have a material impact on the Company’s income tax provision and operating results in the periods in which the Company makes such determination.

(10)              Commitments and Contingencies

Legal Proceedings

The Company is party to various legal proceedings related to value-added tax assessments and other civil litigation. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Therefore, no provision for losses has been provided. The Company believes future payments related to these matters could range from $0 to approximately $1,000. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations, or cash flows for the periods in which the ruling occurs and/or future periods. The Company maintains directors’ and officers’ liability, product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Non-income Tax Contingencies

The Company has reserved for certain foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes. As of June 30, 2012 and December 31, 2011, accrued liabilities include $6,768 and $6,921, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$867	$—	$867
U.S. government security funds	984	—	—	984
Equity securities	429	—	—	429
Investment securities	1,346	—	—	1,346
Total assets measured at fair value on a recurring basis	$2,759	$867	$—	$3,626

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$1,209	$—	$1,209
U.S. government security funds	983	—	—	983
Short-term deposits	—	3,104	—	3,104
Equity securities	381	—	—	381
Investment securities	1,429	—	—	1,429
Total assets measured at fair value on a recurring basis	$2,793	$4,313	$—	$7,106

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

For the six months ended June 30, 2012 and for the year ended December 31, 2011, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the three months ended June 30, 2012 and 2011, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

OVERVIEW

Nature’s Sunshine Products, Inc., together with its subsidiaries, is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent Distributors, customers and Managers who use the products themselves or resell them to other Distributors or customers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies.

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

During the second quarter of 2012, our consolidated net sales increased approximately 1.3 percent compared to the second quarter of 2011. Synergy WorldWide’s net sales revenue increased approximately 14.8 percent (or 20.0 percent in local currencies excluding the negative impact of foreign currency fluctuations). NSP International’s net sales revenues decreased approximately 5.5 percent compared to the same period in 2011 (or 4.0 percent excluding the negative impact of foreign currency fluctuations), while NSP United States net sales decreased approximately 1.0 percent compared to the same period in 2011. The significant sales revenue growth was from our Synergy businesses in Europe and Korea during 2012. Gains in these markets were partially offset by decreases in our NSP Mexico, NSP and Synergy Japan, and NSP Peru markets.

As a result of our prior year settlement with NutriPlus LLC related to our Russian business, our operating costs for the quarter ended June 30, 2012 were lower than the comparable period of 2011 by $2.1 million, of which $1.3 million was related to lower royalties and $0.8 million was related to lower professional fees.

Over the same period, selling, general and administrative costs as a percentage of net sales revenue for the quarter decreased from 36.2 percent in the prior year period to 34.4 percent in the current year as a result of revenue growth (primarily in Synergy WorldWide), lower royalty and legal costs related to our Russian business as noted above, reductions in variable costs for NSP Mexico and Synergy Japan, as well as favorable currency rate fluctuations, offset by increases in variable costs for Synergy Europe and Korea, and NSP Russia, net changes in sales tax reserves and U.S. healthcare costs.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. A person who joins our independent sales force begins as a “Distributor.” A Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities. Active Managers WorldWide totaled approximately 29,100 and 29,600 at June 30, 2012 and 2011, respectively. Active Distributors and customers WorldWide totaled approximately 656,500 and 675,100 at June 30, 2012 and 2011, respectively.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended June 30, 2012 and 2011 (dollar amounts in thousands).

					Change from
	2012		2011		2012 to 2011
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$92,991	100.0%	$91,811	100.0%	$1,180	1.3%

Costs and expenses:
Cost of goods sold	17,086	18.4	17,129	18.6	(43)	(0.3)
Volume incentives	33,540	36.1	33,390	36.4	150	0.4
SG&A expenses	32,054	34.4	33,240	36.2	(1,186)	(3.6)
Total operating expenses	82,680	88.9	83,759	91.2	(1,079)	(1.3)
Operating income	10,311	11.1	8,052	8.8	2,259	28.1
Other income, net	165	0.2	(420)	(0.5)	585	139.3
Income before provision for income taxes	10,476	11.3	7,632	8.3	2,844	37.3
Provision for income taxes	3,190	3.4	2,018	2.2	1,172	58.1
Net income	$7,286	7.9%	$5,614	6.1%	$1,672	29.8%

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the six months ended June 30, 2012 and 2011 (dollar amounts in thousands).

					Change from
	2012		2011		2012 to 2011
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$185,859	100.0%	$184,655	100.0%	$1,204	0.7%

Costs and expenses:
Cost of goods sold	35,446	19.1	35,681	19.3	(235)	(0.7)
Volume incentives	67,121	36.1	67,688	36.7	(567)	(0.8)
SG&A expenses	63,807	34.3	65,613	35.5	(1,806)	(2.8)
Total operating expenses	166,374	89.5	168,982	91.5	(2,608)	(1.5)
Operating income	19,485	10.5	15,673	8.5	3,812	24.3
Other income, net	55	0.0	(155)	(0.1)	210	(135.5)
Income before provision for income taxes	19,540	10.5	15,518	8.4	4,022	25.9
Provision for income taxes	5,026	2.7	3,282	1.8	1,744	53.1
Net income	$14,514	7.8%	$12,236	6.6%	$2,278	18.6%

Net Sales Revenue

Consolidated net sales revenue for the three and six months ended June 30, 2012 was $93.0 million and $185.9 million compared to $91.8 million and $184.7 million for the same periods in 2011, increases of approximately 1.3 percent and 0.7 percent, respectively. The increases in net sales revenue for the three and six months ended June 30, 2012 compared to the same periods in 2011 are primarily due to growth in Synergy WorldWide, offset by declines in NSP United States and NSP International.

NSP United States

Net sales revenue for our NSP United States segment for the three and six months ended June 30, 2012 was $35.5 million and $70.4 million compared to $35.9 million and $71.5 million for the same periods in 2011, or decreases of 1.0 percent and 1.7 percent, respectively, in 2012 compared to 2011. Active Managers within NSP United States totaled approximately 5,800 and 6,200 at June 30, 2012 and 2011, respectively. Active Distributors and customers within NSP United States totaled approximately 193,700 and 194,200 at June 30, 2012 and 2011, respectively. Managers and Distributors within NSP United States are predominantly practitioners of nutritional supplement therapies and retailers and consumers of our products. The number of active Managers, Distributors and customers decreased due to lower retention, partially offset by a modest improvement in recruiting. Net sales for NSP United States core products (Herbal Products Vitamin, Mineral, and Other Nutritional Supplements, and Personal Care Products) increased by 0.3 percent, but were offset by the discontinuance of non-core products (other products including essential oils, sales aids and other miscellaneous products) for the quarter.

NSP United States includes both English and Spanish language sales divisions, of which the English language division is approximately 80 percent of segment net sales revenue. The English language division net sales revenue increased $0.2 million and decreased $0.8 million, or an increase of 0.8 percent and a decrease of 1.4 percent, respectively, for the three and six months ended June 30, 2012, compared to the same period in 2011. The Spanish language division net sales revenue decreased $0.6 million and $0.4 million, or 7.3 percent and 2.7 percent, respectively, for the three and six months ended June 30, 2012, compared to the same period in 2011.

NSP International

NSP International reported net sales revenue for the three and six months ended June 30, 2012 of $31.2 million and $65.9 million, compared to $33.1 million and $69.6 million for the same periods in 2011, decreases of approximately 5.5 percent and 5.3 percent, respectively. In local currencies, net sales decreased 4.0 percent and 4.1 percent, respectively. Fluctuation in foreign exchange rates had a $0.5 million and $0.8 million unfavorable impact on net sales for the three and six months ended June 30, 2012, respectively. Active Managers within NSP International totaled approximately 20,100 and 20,900 at June 30, 2012 and 2011, respectively. Active Distributors and customers within NSP International totaled approximately 373,600 and 398,000 at June 30, 2012 and 2011, respectively. Managers and Distributors within NSP International are predominantly practitioners of nutritional supplement therapies and retailers or consumers of our products, with the exception of our Russian markets which are more network marketing oriented. The number of active Managers, Distributors and customers decreased in NSP International (excluding our Russian markets) due to lower retention, partially offset by a modest improvement in recruiting, in a business environment that continues to be challenging.

Notable activity in the following markets contributed to the results of NSP International:

In our Russian markets (Russia, the Ukraine, Belarus and several other Eastern European nations), net sales revenues increased approximately $0.3 million and decreased approximately $0.3 million, or an increase of 2.3 percent and a decrease of 1.0 percent, for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Excluding Belarus, net sales increased by $0.3 million for the three and six months ended June 30, 2012. The decrease in year-to date sales was related to the current debt crisis in Belarus, which has adversely affected our Belarusian Distributors’ ability to obtain foreign currency to purchase our products, and may continue to adversely affect sales going forward. Sales in Belarus were flat and $0.6 lower for the three and six months ended June 30, 2012, respectively, compared to the same period in 2011.

In Mexico, our net sales revenues decreased approximately $0.6 million and $1.0 million, or 18.8 percent and 16.2 percent, for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. In local currency, net sales decreased 9.4 percent and 6.7 percent, respectively, compared to the same periods in 2011. Fluctuations in foreign exchange rates had a $0.3 million and $0.6 million unfavorable impact on net sales for the three and six months ended June 30, 2012. The decrease in sales is due to difficulties attracting and retaining key talent in managerial positions in the local market, which has a detrimental effect on our recruiting and retention.

In Peru, our net sales revenues decreased approximately $0.5 million and $1.3 million, or 50.0 percent and 60.3 percent, for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Fluctuations in foreign exchange rates had a nominally favorable impact on net sales for the periods. The decrease in net sales is principally due to a change in local regulations that has restricted our ability to sell several of our key products in this market through a direct selling business model. We continue to evaluate our product mix and selling model for Peru.

In Japan, our net sales revenues decreased approximately $0.4 million and $0.6 million, or 22.2 percent and 18.4 percent, for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  In local currency, net sales decreased 27.8 percent and 20.7 percent compared to the same periods in 2011. Fluctuations in foreign exchange rates had a $0.1 million and $0.1 million favorable impact on net sales for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease in local currency sales is partially due to the continued difficulty in rebounding from the effects of the 2011 natural disasters, specifically recruiting and retaining Distributors.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the three and six months ended June 30, 2012 of $26.2 million and $49.6 million, compared to $22.9 million and $43.5 million in 2011, increases of approximately 14.8 percent and 14.0 percent, respectively. In local currencies, net sales increased 20.0 percent and 17.9 percent for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Fluctuations in foreign exchange rates had a $1.2 million and $1.7 million unfavorable impact on net sales for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Active Managers within Synergy WorldWide totaled approximately 3,200 and 2,500 at June 30, 2012 and 2011, respectively. Active Distributors and customers within Synergy WorldWide totaled approximately 89,200 and 82,900 at June 30, 2012 and 2011, respectively.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In Europe, our net sales revenues increased approximately $1.7 million and $4.0 million, or 31.5 percent and 39.2 percent, for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. In local currency, our net sales increased 35.2 percent and 51.6 percent, respectively, compared to the same periods in 2011.  Fluctuations in foreign exchange rates had a $0.7 million and $1.1 million unfavorable impact on net sales for the three and six months ended June 30,

2012 compared to the same periods in 2011. Strong Distributor leadership continues to effectively build our Distributor base thereby driving increased market penetration.

In Korea, our net sales revenues increased approximately $2.9 million and $5.0 million, or 59.2 percent and 61.3 percent, for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. In local currency, our net sales increased 67.3 percent and 67.3 percent, compared to the same periods in 2011.  Fluctuations in foreign exchange rates had a $0.4 million and $0.5 million unfavorable impact on net sales for the three and six months ended June 30, 2012, compared to the same periods in 2011. Net sales growth is due to productive joint Company and Manager efforts to develop sales groups as well as a broad product line that is well accepted in Korea.

In Japan, our net sales revenues decreased approximately $0.7 million and $2.3 million, or 21.2 percent and 31.4 percent, for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  In local currency, net sales decreased 24.2 percent and 33.3 percent compared to the same periods in 2011. Fluctuations in foreign exchange rates had a $0.1 million and $0.1 million favorable impact on net sales for the three and six months ended June 30, 2012, compared to the same periods in 2011. The decrease in local currency sales is partially due to the continued difficulty in rebounding from the effects of the 2011 natural disasters, specifically recruiting and retaining Distributors. In addition, unusually high product returns during the first quarter related to a specific promotion contributed significantly to reduced net sales revenue for the six months (returns for the second quarter were insignificant). The product returns were not related to product quality.

Further information related to NSP United States, NSP International and Synergy WorldWide business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue decreased to 18.4 percent and 19.1 percent for the three and six months ended June 30, 2012, compared to 18.6 percent and 19.3 percent for the same periods in 2011. Changes in the cost of goods sold are primarily the result of changes in product mix between markets. The year-to-date costs of goods sold rates were greater than the second quarter rates during each period of 2011 and 2012 due to promotions during the first quarter of each year related to new product launches and national/regional conventions during those periods.  While the Company intends to seek continued cost reductions where possible, pricing pressure on raw materials, fuel costs and other factors could adversely affect our ability to reduce or maintain our current cost of goods sold rate in the future.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program, and represent commission payments made to our independent Distributors and Managers. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our various operations.  Volume incentives as a percent of net sales revenue decreased to 36.1 percent for the three and six months in 2012, compared to 36.4 percent and 36.7 percent for the same periods in 2011.

Selling, General and Administrative

Selling, general and administrative expenses decreased to 34.5 percent and 34.3 percent of net sales revenue for the three and six months ended June 30, 2012, compared to 36.2 percent and 35.5 percent in 2011, or by approximately $1.2 million and $1.8 million to $32.1 million and $63.8 million for the three and six months ended June 30, 2012, respectively.

Significant increases to selling, general and administrative expenses during the three and six months ended June 30, 2012, compared to the same period in 2011 included:

•                  $1.4 million and $2.6 million of increased variable costs related to the sales growth of Synergy WorldWide in Europe, Korea and the United States;

•                  $0.4 million and $0.7 million of increased healthcare costs for U.S. employees;

•                  $0.2 million and $0.7 million of increased U.S. related sales tax expense related to current year sales tax reserve increases; and

•                  $0.1 million and $0.6 million of increased compensation related costs for U.S. employees.

Significant decreases to selling, general and administrative expenses during the three and six months ended June 30, 2012, compared to the same period in 2011 included:

•                  $1.3 million and $2.9 million of decreased royalty costs related to our Russian business as a result of the NutriPlus LLC settlement;

•                  $0.8 million and $1.2 million of decreased professional fees related to our Russian business as a result of the NutriPlus LLC settlement;

•                  $0.5 million and $0.6 million of favorable currency fluctuations; and

•                  $0.2 million and $1.4 million decrease in variable costs related lower sales of NSP Mexico, Japan, and the United States and Synergy Japan.

We continue to implement cost reduction measures within all of our operating segments.

Operating Income

Consolidated operating income increased approximately $2.3 million during the three months ended June 30, 2012, compared to the same period in 2011, from $8.1 million to $10.3 million. For the six months ended June 30, 2012, operating income increased approximately $3.8 million, compared to the same period in 2011, from $15.7 million to $19.5 million. Operating income increased to 11.1 percent and 10.5 percent of net sales for the three and six months ended June 30, 2012, compared to 8.8 percent and 8.5 percent for the same periods in 2011, respectively.

Operating income for NSP United States increased $0.5 million and decreased $0.3 million for the three and six months ended June 30, 2012, compared to the same period in 2011, from $3.7 million and $7.5 million to $4.2 million and $7.1 million, respectively. The increase in operating income for the three months ended June 30, 2012 compared to the same period 2011 is primarily due to a reduction of the cost of goods sold. The decrease in operating income for the six months ended June 30, 2012 is primarily the result of the decrease in net sales revenue and increases in our selling, general and administrative expenses related to promotional incentive trips and stock-based compensation expense.

Operating income for NSP International increased approximately $1.4 million and $4.0 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, from $1.8 million and $3.9 million to $3.3 million and $7.9 million, respectively. The increase in operating income was primarily the result of the elimination of royalty fees and lower professional fees in our Russian markets related to the termination of the Company’s contract with NutriPlus LLC, offset by lower net sales in our Japan, Mexico and Peru markets.

Operating income for Synergy WorldWide increased $0.3 million and $0.2 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, from $2.5 million and $4.3 million to $2.8 million and $4.5 million, respectively. The increase in operating income is primarily due to net sales growth in our European and Korean markets offset by the decreased sales in Japan and the negative effect of foreign currency fluctuations.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2012 increased $0.6 million and $0.2 million, respectively, compared to the same periods in 2011. The increase in other income, net in 2012 is due to decreased foreign exchange losses in 2012 compared to 2011 offset by the receipt of $0.7 million in restricted cash in Venezuela that had been previously written-down that was recovered in 2011.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the periods in which they occur. For the three months ended June 30, 2012 and 2011, the Company’s provision for income taxes, as a percentage of income before income taxes was 30.5 percent and 26.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.  For the six months ended June 30, 2012 and 2011, the Company’s provision for income taxes, as a percentage of income before income taxes was 25.7 percent and 21.1 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The differences between the effective tax rates and the U.S. federal statutory tax rate for the three months ended June 30, 2012 were primarily attributed to a domestic valuation allowance release related to the utilization of foreign tax credits (-3.4 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-2.2 percent).

The differences between the effective tax rates and the U.S. federal statutory rate for the three months ended June 30, 2011 were primarily attributed to a decrease in deferred tax liabilities related to taxes on unremitted foreign earnings (-3.5 percent).

The differences between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2012 were primarily attributed to a domestic valuation allowance release related to the utilization of foreign tax credits (-6.4 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-4.1 percent).

The differences between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2011 were primarily attributed to net decreases in tax liabilities associated with uncertain tax positions due to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions (-6.4%), in addition to a decrease in deferred tax liabilities related to taxes on unremitted foreign earnings (-5.7%).

The Company’s U.S. federal income tax returns for 2003 through 2007, and 2009 and 2010 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2004 through 2011. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 and 2010 tax years.

In October 2009, the IRS issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company challenged the IRS proposals, and took the matter before the Office of Appeals of the Internal Revenue Service.  A settlement was reached with IRS Appeals and a proposed settlement agreement was signed by NSP in January 2012. The Company has made all required payments as of June 30, 2012 related to this matter and, absent further comment from the IRS, the examination period for the 2003 through 2005 taxable years will close on December 31, 2012.

During 2011, the IRS issued an examination report formally proposing adjustments with respect to the 2006 through 2008 taxable years.  As with the previous examination cycle discussed above, the adjustments relate primarily to the prices that were charged in intra-group transfers of property and the disallowance of related deductions.  The Company reached a settlement of the issues with the IRS examination team and an agreement was signed by the Company in January 2012.  On March 7, 2012, the Company received a letter from the IRS examination team stating that they accepted the examination report and do not plan to make additional changes. The Company has made all required payments as of June 30, 2012 related to this matter and, absent further comment from the IRS, the examination period for the 2006 through 2007 taxable years will close on September 15, 2012. The examination period for the 2008 taxable year previously closed on March 15, 2012.

As of June 30, 2012, the Company had accrued $9,784 related to unrecognized tax positions compared with $10,426 as of December 31, 2011. This net decrease was primarily attributed to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions.

Changes to the effective rate due to dividends received from foreign subsidiaries, impact of foreign tax credits and the unremitted earnings calculation are expected to be recurring; however, depending on various factors, the changes may be favorable or unfavorable in a particular period. The Company’s aggregate consolidated effective tax rate will typically reflect differences between the lower statutory rates in foreign markets compared to the U.S. statutory rate of 35 percent. Given the large number of jurisdictions in which the Company does business and the number of factors that can impact effective tax rates in any given year, the consolidated effective rate is likely to reflect relatively significant fluctuations from year-to-year.

Although the Company believes its estimates related to its unrecognized tax benefits are reasonable, the Company can provide no assurances that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals. Any difference in the final tax outcome of these matters could have a material impact on the Company’s income tax provision and operating results in the periods in which the Company makes such determination.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of herbal products, vitamin, mineral and other nutritional supplements, personal care products, and other complementary products for the three and six months ended June 30, 2012 and 2011, by business segment. The Company has two business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States (NSP United States) and in countries outside the United States (NSP International). The Company’s third business segment operates under the Synergy WorldWide brand, which distributes its products through different marketing and distributor compensation plans and products with formulations that are sufficiently different from those of the NSP United States and NSP International to warrant accounting for these operations as a separate business segment.

	Three Months Ended June 30,
	2012		2011
NSP United States:
Herbal Products	$19,454	54.8%	$19,310	53.8%
Vitamin, Mineral and Other Nutritional Supplements	14,402	40.5	14,316	39.9
Personal Care Products	1,005	2.8	1,146	3.2
Other Products	661	1.9	1,125	3.1
	35,522	100.0%	35,897	100.0%

NSP International:
Herbal Products	$16,598	53.2%	$17,561	53.1%
Vitamin, Mineral and Other Nutritional Supplements	12,087	38.7	11,975	36.2
Personal Care Products	2,202	7.0	3,039	9.2
Other Products	336	1.1	480	1.5
	31,223	100.0%	33,055	100.0%

Synergy WorldWide:
Herbal Products	$11,530	44.0%	$9,944	43.5%
Vitamin, Mineral and Other Nutritional Supplements	13,028	49.6	11,102	48.6
Personal Care Products	1,188	4.5	1,208	5.3
Other Products	500	1.9	605	2.6
	26,246	100.0%	22,859	100.0%

Consolidated:
Herbal Products	$47,582	51.2%	$46,815	51.0%
Vitamin, Mineral and Other Nutritional Supplements	39,517	42.5	37,393	40.7
Personal Care Products	4,395	4.7	5,393	5.9
Other Products	1,497	1.6	2,210	2.4
	$92,991	100.0%	$91,811	100.0%

	Six Months Ended June 30,
	2012		2011
NSP United States:
Herbal Products	$38,201	54.3%	$37,903	53.0%
Vitamin, Mineral and Other Nutritional Supplements	28,765	40.9	28,924	40.4
Personal Care Products	2,006	2.8	2,317	3.2
Other Products	1,386	2.0	2,398	3.4
	70,358	100.0%	71,542	100.0%

NSP International:
Herbal Products	$35,275	53.5%	$37,742	54.2%
Vitamin, Mineral and Other Nutritional Supplements	25,154	38.2	25,578	36.8
Personal Care Products	4,716	7.1	5,345	7.7
Other Products	767	1.2	937	1.3
	65,912	100.0%	69,602	100.0%

Synergy WorldWide:
Herbal Products	$19,977	40.3%	$17,631	40.5%
Vitamin, Mineral and Other Nutritional Supplements	26,065	52.5	21,969	50.5
Personal Care Products	2,626	5.3	2,852	6.6
Other Products	921	1.9	1,059	2.4
	49,589	100.0%	43,511	100.0%

Consolidated:
Herbal Products	$93,453	50.3%	$93,276	50.5%
Vitamin, Mineral and Other Nutritional Supplements	79,984	43.0	76,471	41.4
Personal Care Products	9,348	5.0	10,514	5.7
Other Products	3,074	1.7	4,394	2.4
	$185,859	100.0%	$184,655	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
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

Nature’s Sunshine Products (NSP U.S. and NSP International): ALJ®, Blood Pressurex, Cardio Assurance®, LBS II®, CleanStart® Synergy WorldWide: Core Greens®, Liquid Chlorophyll, Mistica®, Noni Plus

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, employee compensation and benefits, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2012, working capital was $69.5 million, compared to $57.3 million as of December 31, 2011.  At June 30, 2012, we had $66.4 million in cash and cash equivalents, of which $52.4 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $2.3 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Operating activities	$9,227	$15,841
Investing activities	856	(1,161)
Financing activities	(2,019)	295

For the six months ended June 30, 2012, we generated cash from operating activities of $9.2 million compared to $15.8 million for the same period in 2011. Operating cash flows decreased due to the timing of payments and receipts for accounts payable, and accrued liabilities, and was partially offset by the growth in our operating income.  The Company also made income tax payments for the six months ended June 30, 2012 of $11.1 million.

Capital expenditures for the six months ended June 30, 2012 and 2011 were $2.6 million and $0.7 million, respectively. The current year increase in capital expenditures is related to the upgrade of our Spanish Fork production facility and a new call center as well as the purchase of manufacturing and computer equipment.

During the six months ended June 30, 2012, we had cash proceeds of $3.6 million from the sale of available-for-sale investments. During the same period we used cash of $0.2 million to purchase available-for-sale investments.

During the six months ended June 30, 2012, we used cash to make principal payments of $1.6 million on our term credit facility. The term credit facility is secured by the Company’s manufacturing facility in Spanish Fork, Utah.

The Company has a long-term revolving credit facility that allows us to borrow up to $15.0 million. As of June 30, 2012, no amounts were drawn under the credit facility.  We believe that, with this credit facility in place, our working capital requirements can be met for the foreseeable future with cash generated from operating activities, available cash and cash equivalents and draws on the credit facility. However, among other things, a prolonged economic downturn, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of June 30, 2012 and December 31, 2011, we did not consider any of our long-lived assets to be impaired.

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

•                  a negative change in consumer perception of key ingredients or products;

•                  inventory obsolescence due to finite shelf lives and changing product demand;

•                  product concentration;

•                  system failures;

•                  unintended negative effects of distributor promotions or compensation plans;

•                  interruption or shutdown of our manufacturing facilities;

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

Foreign Currency Risk

During the six months ended June 30, 2012, approximately 56.9 percent of our net sales revenue and approximately 54.5 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended June 30, 2012 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$92,991	$(3,259)	(3.5)%	$(4,675)	(5.0)%	$(7,169)	(7.7)%

Cost and expenses
Cost of goods sold	17,086	(573)	(3.4)%	(821)	(4.8)%	(1,260)	(7.4)%
Volume incentives	33,540	(1,191)	(3.6)%	(1,708)	(5.1)%	(2,620)	(7.8)%
Selling, general and administrative	32,054	(1,081)	(3.4)%	(1,552)	(4.8)%	(2,379)	(7.4)%

Operating income	$10,311	$(414)	(4.0)%	$(594)	(5.8)%	$(910)	(8.8)%

Exchange rate sensitivity for the six months ended June 30, 2012 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$185,859	$(6,352)	(3.4)%	$(9,113)	(4.9)%	$(13,973)	(7.5)%

Cost and expenses
Cost of goods sold	35,446	(1,157)	(3.3)%	(1,660)	(4.7)%	(2,546)	(7.2)%
Volume incentives	67,121	(2,328)	(3.5)%	(3,340)	(5.0)%	(5,122)	(7.6)%
Selling, general and administrative	63,807	(2,108)	(3.3)%	(3,025)	(4.7)%	$(4,638)	(7.3)%

Operating income	$19,485	$(759)	(3.9)%	$(1,088)	(5.6)%	$(1,667)	(8.6)%

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

Exchange rate sensitivity of Balance Sheet as of June 30, 2012 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$66,353	$(4,576)	(6.9)%	$(6,565)	(9.9)%	$(10,066)	(15.2)%
Accounts receivable, net	10,509	(390)	(3.7)%	(560)	(5.3)%	(858)	(8.2)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,499	(79)	(1.4)%	(114)	(2.1)%	(174)	(3.2)%

Net Financial Instruments Subject to Exchange Rate Risk	71,363	(4,887)	(6.8)%	(7,011)	(9.8)%	(10,750)	(15.1)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of June 30, 2012, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of June 30, 2012 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of June 30, 2012
Cash and Cash Equivalents
Korea (Won)	$6,019	1,159.2
Canada (Dollar)	5,582	1.0
Japan (Yen)	3,805	79.5
Mexico (Peso)	3,682	13.5
European Markets (Euro)	2,020	0.8
Thailand (Baht)	1,727	31.8
Indonesia (Rupiah)	1,561	9,469.7
Venezuela (Bolivar)	1,394	5.3
Taiwan (Dollar)	1,011	30.0
Other	7,456	Varies
Total foreign denominated cash and cash equivalents	34,257
U.S. dollars held by foreign subsidiaries	16,634
Total cash and cash equivalents held by foreign subsidiaries	$50,891

Accounts Receivable
Japan (Yen)	$878	79.5
Other	3,413	Varies
Total	$4,291

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

Six months ended June 30,	2012	2011
Canada (Dollar)	1.0	1.0
Japan (Yen)	79.7	81.9
Korea (Won)	1,144.1	1,103.2
Mexico (Peso)	13.3	11.9
Venezuela (Bolivar)	5.3	5.3

The local currency of the foreign subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies or where the Company’s operations are served by a U.S. based subsidiary (for example, Russia and the Ukraine). The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the three and six months ended June 30, 2012, Belarus and Venezuela were considered to be highly inflationary. During the three and six months ended June 30, 2012, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.6 percent and 1.7 percent of consolidated net sales revenue, respectively. During the three and six months ended June 30, 2012, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.8 percent and 1.7 percent of consolidated net sales revenue, respectively. With the exceptions of Belarus and Venezuela, there were no other countries considered to have a highly inflationary economy during the three and six months ended June 30, 2012.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On June 30, 2012, we had investments of $2.3 million of which $0.9 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a 3-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

Please refer to Note 10 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as our recent SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2011, for information regarding the status of certain legal proceedings that have been previously reported.

Item 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business or our consolidated financial statements, results of operations, and cash flows. Additional risks not currently known to us, or risks that we currently believe are not material, may also impair our business operations. We have identified the following risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Unintended negative effects of distributor promotions or compensation plans.

The payment of volume incentives is our most significant expense. These incentives include commissions, bonuses, and certain awards and prizes based on promotions and incentives. From time to time, we adjust our compensation plan to better manage these incentives as a percentage of net sales. We closely monitor the amount of volume incentives that are paid as a percentage of net sales, and may periodically adjust our compensation plan to prevent volume incentives from having a significant adverse effect on our earnings. In addition to the compensation plan, we frequently design and implement economic and non-economic incentives and promotions to motivate and reward our Distributors. There can be no assurance that changes to the compensation plan, product pricing, or promotions and incentives will be successful in achieving target levels of volume incentives as a percentage of net sales. Furthermore, such programs, promotions or incentives could result in unintended or unforeseen negative economic and non-economic consequences to our business.

Our manufacturing activity is subject to certain risks.

We manufacture approximately 85% of the products sold to our customers at our Spanish Fork, Utah location. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Spanish Fork and our distribution facilities throughout the country. Our manufacturing facilities and distribution facilities are subject to catastrophic loss due to, among other things, fire, flood, terrorism or other natural or man-made disasters, as well as occurrence of significant equipment failures. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, result in personal injury or property damage, damage relationships with our customers and result in large expenses to repair or replace the facilities or systems, as well as result in other liabilities and adverse impacts.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

None.

Item 6.        EXHIBITS

a)        Index to Exhibits

Item No.	Exhibit
10.1(1)	Michael Dean Non-Incentive Stock Option Agreement Amendment

31.1(1)	Certification of Chief Executive Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

31.2(1)	Certificate of Chief Financial Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*

The following financial information from the quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)           Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: August 3, 2012	/s/ Michael D. Dean
Michael D. Dean, Chief Executive Officer

Date: August 3, 2012	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer