Form 10-Q
period 2012-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2012-11-06
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock, no par value, outstanding on October 31, 2012 was 15,763,560 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2012

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$72,543	$58,969
Accounts receivable, net of allowance for doubtful accounts of $607 and $647, respectively	10,003	9,868
Investments available for sale	2,192	5,677
Inventories	43,655	41,611
Deferred income tax assets	4,668	4,395
Prepaid expenses and other	5,946	4,583
Total current assets	139,007	125,103

Property, plant and equipment, net	27,975	25,137
Investment securities	1,317	1,429
Intangible assets, net	1,040	1,151
Deferred income tax assets	16,610	16,576
Other assets	6,619	6,415
	$192,568	$175,811

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,710	$5,980
Accrued volume incentives	19,802	19,326
Accrued liabilities	27,224	27,938
Deferred revenue	3,005	2,603
Current installments of long-term debt	3,334	3,296
Income taxes payable	4,468	8,655
Total current liabilities	63,543	67,798

Liability related to unrecognized tax benefits	9,772	10,426
Long-term debt	3,392	5,894
Deferred compensation payable	1,317	1,429
Other liabilities	2,696	2,826
Total long-term liabilities	17,177	20,575

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Common stock, no par value; 50,000 shares authorized, 15,761 and 15,569 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	75,612	71,628
Retained earnings	45,203	25,879
Accumulated other comprehensive loss	(8,967)	(10,069)
Total shareholders’ equity	111,848	87,438
	$192,568	$175,811

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,
	2012	2011

Net sales revenue (net of the rebate portion of volume incentives of $10,460 and $10,877, respectively)	$91,232	$91,102
Cost and expenses:
Cost of goods sold	17,713	16,879
Volume incentives	33,155	32,733
Selling, general and administrative	31,659	31,845
Contract termination costs	—	14,750
	82,527	96,207
Operating income (loss)	8,705	(5,105)
Other income (expense), net	(214)	1,204
Income (loss) before provision for income taxes	8,491	(3,901)
Provision (benefit) for income taxes	2,121	(1,645)
Net income (loss)	$6,370	$(2,256)

Basic and diluted net income per common share

Basic:
Net income (loss) per common share	$0.41	$(0.14)

Diluted:
Net income (loss) per common share	$0.40	$(0.14)

Weighted average basic common shares outstanding	15,628	15,562
Weighted average diluted common shares outstanding	15,971	15,562

Dividends declared per common share	$0.05	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,
	2012	2011

Net income (loss)	$6,370	$(2,256)
Foreign currency translation gain (loss) (net of tax)	1,416	(1,734)
Net unrealized gains (losses) on investment securities (net of tax)	20	(40)
Total comprehensive income (loss)	$7,806	$(4,030)

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Net sales revenue (net of the rebate portion of volume incentives of $32,746 and $33,815, respectively)	$277,091	$275,757
Cost and expenses:
Cost of goods sold	53,159	52,560
Volume incentives	100,276	100,421
Selling, general and administrative	95,466	97,458
Contract termination costs	—	14,750
	248,901	265,189
Operating income	28,190	10,568
Other income (expense), net	(159)	1,049
Income before provision for income taxes	28,031	11,617
Provision for income taxes	7,147	1,637
Net income	20,884	9,980

Basic and diluted net income per common share

Basic:
Net income per common share	$1.34	$0.64

Diluted:
Net income per common share	$1.31	$0.64

Weighted average basic common shares outstanding	15,603	15,544
Weighted average diluted common shares outstanding	15,917	15,674

Dividends declared per common share	$0.10	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Net income	$20,884	$9,980
Foreign currency translation gain (loss) (net of tax)	1,061	(249)
Net unrealized gains (loss) on investment securities (net of tax)	41	(18)
Total comprehensive income	$21,986	$9,713

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,884	$9,980
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Provision for doubtful accounts	39	(101)
Depreciation and amortization	3,028	3,204
Share-based compensation expense	2,001	1,917
Loss on sale of property and equipment	23	14
Deferred income taxes	(307)	(4,419)
Amortization of bond discount	3	13
Purchase of trading investment securities	(60)	(59)
Proceeds from sale of trading investment securities	268	338
Realized and unrealized (gains) losses on investments	(63)	25
Foreign exchange losses	856	106
Changes in assets and liabilities:
Accounts receivable	(429)	(5,691)
Inventories	(1,926)	(2,313)
Prepaid expenses and other current assets	(1,021)	607
Other assets	(148)	(2,155)
Accounts payable	(361)	428
Accrued volume incentives	386	1,224
Accrued liabilities	(1,264)	(4,554)
Deferred revenue	403	(343)
Income taxes payable	(4,222)	848
Liability related to unrecognized tax benefits	(654)	(2,834)
Deferred compensation payable	(112)	(355)
Net cash provided by (used in) operating activities	17,324	(4,120)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,617)	(1,117)
Proceeds from sale of property, plant and equipment	25	—
Proceeds from maturity and sale of investments available for sale	3,689	5,650
Purchase of investments available for sale	(197)	(3,867)
Net cash provided by (used in) investing activities	(2,100)	666
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	—	10,000
Principal payments of long-term debt	(2,465)	—
Dividends paid	(1,560)	—
Proceeds from the exercise of stock options	1,982	372
Net cash provided by (used in) financing activities	(2,043)	10,372
Effect of exchange rates on cash and cash equivalents	393	(419)
Net increase in cash and cash equivalents	13,574	6,499
Cash and cash equivalents at the beginning of the period	58,969	47,604
Cash and cash equivalents at the end of the period	$72,543	$54,103
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$12,694	$7,851
Cash paid for interest	97	—

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per-share information)

(Unaudited)

(1)                     Basis of Presentation

Nature’s Sunshine Products, Inc., together with its subsidiaries (hereinafter referred to collectively as the “Company”), is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent Managers, Distributors and customers who use the products themselves or resell them to other Distributors or customers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. The Company also exports its products to several other countries, including Argentina, Australia, Chile, Israel and New Zealand.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of September 30, 2012, and for the three month and nine month periods ended September 30, 2012 and 2011.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2012.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

As of June 30, 2012, Belarus was designated as a highly inflationary economy. Historically, the U.S. dollar has been our functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of our Distributors in this market has become diminished. During the three and nine months ended September 30, 2012, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.6 percent and 1.5 percent of consolidated net sales revenue, respectively. The Company’s total and net assets related to Belarus as of September 30, 2012 and December 31, 2011 were insignificant.

Contract Termination Costs

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

On July 8, 2011, the Company and NutriPlus entered into a settlement agreement, in which the Company agreed to pay NutriPlus $21,700 for the release of all past and future royalty obligations.  Of the $21,700, the Company applied $6,950 toward previously accrued and expensed but unpaid royalties, and $14,750 in exchange for the contract termination and extinguishment of future royalty obligations.

(2)                     Inventories

Inventories consist of the following:

	September 30,	December 31,
	2012	2011
Raw Materials	$13,814	$12,992
Work in Progress	931	1,230
Finished Goods	28,910	27,389
	$43,655	$41,611

(3)                     Intangible Assets

At September 30, 2012 and December 31, 2011, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $723 and $612, and a net amount of $1,040 and $1,151, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended September 30, 2012 and 2011 was $37 and $37, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2012 and 2011 was $111 and $111, respectively. Estimated amortization expense for each of the next five fiscal years is $149.

(4)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by investment category are as follows:

As of September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$709	$36	$—	$745
U.S. government securities funds	990	—	(4)	986
Equity securities	227	240	(6)	461
Total short-term investment securities	$1,926	$276	$(10)	$2,192

As of December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,158	$51	$—	$1,209
U.S. government securities funds	988	—	(5)	983
Short-term deposits	3,104	—	—	3,104
Equity securities	227	159	(5)	381
Total short-term investment securities	$5,477	$210	$(10)	$5,677

The municipal obligations held at a fair value of $745 at September 30, 2012 all mature in less than three years.

During the nine month periods ended September 30, 2012 and 2011, the proceeds from the maturities and sales of available-for-sale securities were $3,689 and $5,650, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the nine month periods ended September 30, 2012 and 2011, respectively.

The Company’s trading securities portfolio totaled $1,317 at September 30, 2012 and $1,429 at December 31, 2011, and generated gains of $44 and losses of $121 for the three months ended September 30, 2012 and 2011, respectively and generated gains of $104 and losses of $46 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 and December 31, 2011, the Company had unrealized losses of $4 and $5, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the U.S. government securities funds.

(5)                     Long-Term Debt

On August 9, 2011, the Company entered into a Revolving Credit Agreement with Wells Fargo Bank, N. A., that permits the Company to borrow up to $15,000 through August 9, 2013, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At September 30, 2012 and December 31, 2011, the Company had $15,000 available under this facility.

A term loan of $10,000 was obtained in conjunction with the Revolving Credit Agreement with Wells Fargo Bank, N. A., and has a maturity date of August 9, 2014, a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of September 30, 2012) and monthly amortization of principal. The term loan is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

Long-term debt at September 30, 2012 and December 31, 2011 consists of the following:

	September 30,	December 31,
	2012	2011
Term loan due in monthly installments of approximately $285, including interest, secured by real estate	$6,726	$9,190
Less current installments	(3,334)	(3,296)
Long-term debt	$3,392	$5,894

The Revolving Credit Agreement contains restrictions on liquidity, leverage levels, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and transfer of assets except in the ordinary course of business.  The Company is currently in compliance with these debt covenants.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$6,370	$(2,256)	$20,884	$9,980

Basic weighted average shares outstanding	15,628	15,562	15,603	15,544

Basic net income per common share:
Net income (loss) per common share	$0.41	$(0.14)	$1.34	$0.64

Diluted weighted average shares outstanding
Basic weighted average shares outstanding	15,628	15,562	15,603	15,544
Weighted average stock grants outstanding	343	—	314	130
Diluted weighted average shares outstanding	15,971	15,562	15,917	15,674

Diluted net income per common share:
Net income (loss) per common share	$0.40	$(0.14)	$1.31	$0.64

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	96	—	96	661

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	167	1,379	249	202

Potentially dilutive shares excluded from diluted per share amounts include performance-based options to purchase shares of common stock which will not vest until certain earnings metrics have been achieved. Potentially anti-dilutive shares excluded from diluted per share amounts include both time-based stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted average share price during the period and shares that would be anti-dilutive to the computation of dilutive net income per share for the three and nine months ended September 30, 2012 and 2011.

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

On May 7, 2012, the Company announced that its Board of Directors approved a cash dividend of $0.05 per common share in an aggregate amount of $780 that was paid on May 29, 2012 to shareholders of record on May 18, 2012. On August 1, 2012, the Company announced that its Board of Directors approved a cash dividend of $0.05 per common share in an aggregate amount of $780 that was paid on August 23, 2012 to shareholders of record on August 13, 2012.

Share-based Compensation

During the nine-month period ended September 30, 2012, the Company’s shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”).  The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500 shares of the Company’s common stock were authorized for the granting of awards under the 2012 Incentive Plan. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

The Company also maintains a stock incentive plan, which was approved by shareholders in 2009 (the “2009 Incentive Plan”). The 2009 Incentive Plan also provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  Under the 2012 Incentive Plan, any shares subject to award, or awards forfeited or reacquired by the Company issued under the 2009 Incentive Plan are available for award up to a maximum of 400 shares.

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

Stock option activity for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2011	1,374	$9.88
Granted	681	15.11
Expired	(6)	8.59
Exercised	(191)	10.34
Options outstanding at September 30, 2012	1,858	11.75

The Company’s outstanding stock options include time-based stock options which vest over differing periods ranging from the date of issuance up to 48 months from the option grant date, performance-based stock options which vest upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options, and performance-based stock options which vest upon achieving cumulative annual net sales revenue growth targets over a rolling two-year period subject to the Company maintaining at least an eight percent operating income margin during the applicable period.

During the nine-month period ended September 30, 2012, the Company issued time-based options to purchase 217 shares of common stock under the 2009 Incentive Plan to the Company’s new senior executives. These options were issued with a weighted average exercise price of $15.65 per share and a weighted average grant date fair value of $7.66 per share. All of the options issued have an option termination date of ten years from the option grant date.

Also, during the nine-month period ended September 30, 2012, the Company issued options to purchase 464 shares of common stock under the 2012 Incentive Plan to the Company’s executive officers and other employees, which are composed of both time-based stock options and net sales revenue performance-based stock options. These options were issued with a weighted average exercise price of $14.86 per share and a weighted average grant date fair value of $7.01 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine month period ended September 30, 2012:

2012
Expected life (in years)	4.0 to 6.0
Risk-free interest rate	0.3 to 0.9
Expected volatility	58.5 to 66.0
Dividend yield	0.0 to 1.3

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury obligation rate that corresponds with the option life.

Share-based compensation expense from time-based stock options for the three-month periods ended September 30, 2012 and 2011 was approximately $630 and $166, respectively; the related tax benefit was approximately $246 and $66, respectively. Share-based compensation expense from time-based stock options for the nine-month periods ended September 30, 2012 and 2011 was approximately $1,299 and $390, respectively; the related tax benefit was approximately $513 and $156, respectively. As of September 30, 2012 and December 31, 2011, the unrecognized share-based compensation expense related to the grants described above was $3,285 and $607, respectively. As of September 30, 2012, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.9 years.

Share-based compensation expense from operating income performance-based stock options for the three-month periods ended September 30, 2012 and 2011was approximately $0 and $607, respectively; the related tax benefit was approximately $0 and $240, respectively. Shared-based compensation expense from operating income performance-based stock options for the nine-month periods ended September 30, 2012 and 2011was approximately $652 and $1,527, respectively; the related tax benefit was approximately $255 and $603, respectively. As of September 30, 2012 and December 31, 2011, the unrecognized share-based compensation expense related to these options was approximately $0 and $652, respectively. As of September 30, 2012, there is no remaining compensation expense to be recognized for the operating income performance-based stock options.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the three and nine-month periods ended September 30, 2012.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company could recognize up to $700 of potential share-based compensation expense.

At September 30, 2012, the aggregate intrinsic value of all outstanding stock options to purchase 1,858 shares of common stock, exercisable stock options to purchase 1,061 shares of common stock and stock options to purchase 660 shares of common stock that are expected to vest (net of expected forfeitures) was $8,367, $7,213 and $1,085, respectively. At December 31, 2011, the aggregate intrinsic value of outstanding options to purchase 1,374 shares of common stock, the exercisable options to purchase 772 shares of common stock, and options to purchase 602 shares of common stock expected to vest (net of expected forfeitures) was $7,757, $4,819 and $2,732, respectively.

Restricted stock unit activity for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2011	—	$—
Granted	18	12.07
Vested	—	—
Forfeited	—	—
Units outstanding at September 30, 2012	18	12.07

During the nine-month period ended September 30, 2012, the Company issued 18 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Board of Directors. The RSUs were issued with a weighted average grant date fair value of $12.07 per share and vest over a one year period from the grant date.

RSUs are valued at the market value on the date of grant.  Due to post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. The Finnerty Model proposes to estimate a discount for lack of marketability such as transfer restrictions by using an option pricing theory. This model has gained recognition through its ability to address the magnitude of the discount by considering the volatility of a company’s stock price and the length of restriction. The concept underpinning the Finnerty Model is that restricted stock cannot be sold over a certain period of time.

Share-based compensation expense from RSUs for the three and nine-month periods ended September 30, 2012 was approximately $50 and the related tax benefit was approximately $20. As of September 30, 2012, the unrecognized share-based compensation expense related to the grants described above was $173. As of September 30, 2012, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.7 years.

(8)                     Segment Information

The Company has three business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company has two business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States (NSP United States) and in countries outside the United States (NSP International). The Company’s third business segment operates under the Synergy WorldWide brand, which distributes its products through different marketing and distributor compensation plans and products with formulations that are sufficiently different from those of NSP United States and NSP International to warrant accounting for these operations as a separate business segment. Net sales revenues and operating income (loss) for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer.

Reportable business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales revenue:
Nature’s Sunshine Products:
United States	$33,695	$33,519	$104,053	$105,061
International	31,275	33,059	97,187	102,661
	64,970	66,578	201,240	207,722
Synergy WorldWide	26,262	24,524	75,851	68,035
Total net sales revenue	91,232	91,102	277,091	275,757

Operating expenses:
Nature’s Sunshine Products:
United States	31,001	31,176	94,230	95,257
International	27,826	43,151	85,860	108,852
	58,827	74,327	180,090	204,109
Synergy WorldWide	23,700	21,880	68,811	61,080
Total operating expenses	82,527	96,207	248,901	265,189

Operating income (loss):
Nature’s Sunshine Products:
United States	2,694	2,343	9,823	9,804
International	3,449	(10,092)	11,327	(6,191)
	6,143	(7,749)	21,150	3,613
Synergy WorldWide	2,562	2,644	7,040	6,955
Total operating income (loss)	8,705	(5,105)	28,190	10,568

Other income (expense), net	(214)	1,204	(159)	1,049
Income (loss) before provision for income taxes	$8,491	$(3,901)	$28,031	$11,617

NSP International’s operating loss of $10,092 and $6,191 for the three and nine months ended September 30, 2011, includes $14,750 of contract termination costs related to the Company’s arbitration settlement with NutriPlus LLC (described further in Note 1, Basis of Presentation).

From an individual country perspective, only the United States comprises 10 percent or more of consolidated net sales revenue for the three and nine-month periods ended September 30, 2012 and 2011 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales revenue:
United States	$38,243	$38,885	$118,390	$120,868
Other	52,989	52,217	158,701	154,889
	$91,232	$91,102	$277,091	$275,757

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NSP United States:
Herbal products	$17,809	$17,441	$56,010	$55,344
Vitamin, mineral and other nutritional supplements	14,296	14,280	43,061	43,204
Personal care products	970	1,011	2,976	3,328
Other products	620	787	2,006	3,185
	33,695	33,519	104,053	105,061
NSP International:
Herbal products	$16,913	$18,502	$52,188	$56,244
Vitamin, mineral and other nutritional supplements	12,037	12,053	37,191	37,631
Personal care products	1,944	2,128	6,660	7,473
Other products	381	376	1,148	1,313
	31,275	33,059	97,187	102,661
Synergy WorldWide:
Herbal products	$10,005	$9,797	$29,982	$27,428
Vitamin, mineral and other nutritional supplements	14,510	12,699	40,575	34,668
Personal care products	1,394	1,378	4,020	4,230
Other products	353	650	1,274	1,709
	26,262	24,524	75,851	68,035
	$91,232	$91,102	$277,091	$275,757

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

	September 30, 2012	December 31, 2011
Property, plant and equipment:
United States	$20,951	$18,119
Venezuela	3,636	3,939
Other	3,388	3,079
Total property, plant and equipment	$27,975	$25,137

(9)       Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the periods in which they occur. For the three months ended September 30, 2012 and 2011, the Company’s provision (benefit) for income taxes, as a percentage of income (loss) before income taxes was 25.0 percent and (42.2) percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.  For the nine months ended September 30, 2012 and 2011, the Company’s provision for income taxes, as a percentage of income before income taxes was 25.5 percent and 14.1 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2012 was primarily attributed to a domestic valuation allowance release related to the utilization of foreign tax credits (-6.8 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-4.2 percent).

The difference between the effective tax rate and the U.S. federal statutory rate for the three months ended September 30, 2011 was primarily attributed to the pretax loss related to contract termination costs, in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and a favorable inflation adjustment related to Venezuela (-3.9 percent).

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2012 was primarily attributed to a domestic valuation allowance release related to the utilization of foreign tax credits (-6.5 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-4.0 percent).

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2011 was primarily attributed to contract termination costs (-9.5 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and a favorable inflation adjustment related to Venezuela (-11.5 percent).

The Company’s U.S. federal income tax returns for 2003 through 2005, and 2009 through 2011 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2004 through 2011. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 and 2010 tax years.

In October 2009, the IRS issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily related to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company challenged the IRS proposals, and took the matter before the Office of Appeals of the Internal Revenue Service.  A settlement was reached with IRS Appeals and a proposed settlement agreement was signed by NSP in January 2012. As of September 30, 2012, the Company has made all required payments related to this matter and, absent further comment from the IRS, the examination period for the 2003 through 2005 taxable years will close on December 31, 2012.

During 2011, the IRS issued an examination report formally proposing adjustments with respect to the 2006 through 2008 taxable years.  As with the previous examination cycle discussed above, the adjustments related primarily to the prices that were charged in intra-group transfers of property and the disallowance of related deductions.  The Company reached a settlement of the issues with the IRS examination team and an agreement was signed by the Company in January 2012.  On March 7, 2012, the Company received a letter from the IRS examination team stating that they accepted the examination report and do not plan to make additional changes. The Company has made all required payments related to this matter and the examination period for the 2006 through 2008 taxable years are now closed.

As of September 30, 2012, the Company had accrued $9,772 related to unrecognized tax positions compared with $10,426 as of December 31, 2011. This net decrease was primarily attributed to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions.

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

(10)              Commitments and Contingencies

Legal Proceedings

The Company is party to various legal proceedings related to value-added tax assessments and other civil litigation. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Therefore, no provision for losses has been provided. The Company believes future payments related to these matters could range from $0 to approximately $1,000. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations or cash flows for the periods in which the ruling occurs and/or future periods. The Company maintains directors’ and officers’ liability, product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Non-income Tax Contingencies

The Company has reserved for certain foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes. As of September 30, 2012 and December 31, 2011, accrued liabilities include $6,580 and $6,921, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect of the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$745	$—	$745
U.S. government security funds	986	—	—	986
Equity securities	461	—	—	461
Investment securities	1,317	—	—	1,317
Total assets measured at fair value on a recurring basis	$2,764	$745	$—	$3,509

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$1,209	$—	$1,209
U.S. government security funds	983	—	—	983
Short-term deposits	—	3,104	—	3,104
Equity securities	381	—	—	381
Investment securities	1,429	—	—	1,429
Total assets measured at fair value on a recurring basis	$2,793	$4,313	$—	$7,106

Investments available for sale — The majority of the Company’s investment portfolio consists of various securities, such as state and municipal obligations, U.S. government security funds, short-term deposits and various equity securities.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities and U.S. government treasuries.  The Level 2 securities include investments in state and municipal bonds whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Investment securities — The majority of the Company’s trading portfolio consists of various marketable securities that are using quoted prices in active markets.

For the nine months ended September 30, 2012 and for the year ended December 31, 2011, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the three months ended September 30, 2012 and 2011, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

OVERVIEW

Nature’s Sunshine Products, Inc., together with its subsidiaries, is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent Managers, Distributors and customers who use the products themselves or resell them to other Distributors or customers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies.

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

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to several other countries, including Argentina, Australia, Chile, Israel and New Zealand.

During the third quarter of 2012, our consolidated net sales revenue increased approximately 0.1 percent compared to the third quarter of 2011, however, net sales revenue increased by 2.1 percent in local currencies excluding the negative impact of foreign currency fluctuations. Synergy WorldWide’s net sales revenue increased approximately 7.1 percent, however, net sales revenue increased by 13.1 percent in local currencies excluding the negative impact of foreign currency fluctuations. NSP International’s net sales revenue decreased approximately 5.4 percent compared to the same period in 2011 (or 4.4 percent excluding the negative impact of foreign currency fluctuations), while NSP United States net sales revenue increased approximately 0.5 percent compared to the same period in 2011. The significant sales revenue growth of Synergy WorldWide was from Europe and Korea during 2012. Gains in these markets were partially offset by decreases in our NSP Mexico, Peru, and Japan markets and our Synergy Japan market.

Over the same period, selling, general and administrative costs as a percentage of net sales revenue for the quarter decreased from 35.0 percent in the prior year period to 34.7 percent in the current year as a result of revenue growth (primarily in Synergy WorldWide), reductions in variable costs for NSP Mexico and Synergy Japan, as well as favorable currency rate fluctuation, partially offset by increases in variable costs for Synergy Europe and Korea, and NSP Russia, net changes in sales tax reserves and U.S. healthcare costs.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors. A person who joins our independent sales force begins as a “Distributor.” A Distributor interested in earning additional income by committing more time and effort to selling our products may earn “Manager” status. Manager status is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities. Active Managers worldwide totaled approximately 28,700 and 28,200 at September 30, 2012 and 2011, respectively. Active Distributors and customers worldwide totaled approximately 656,800 and 682,300 at September 30, 2012 and 2011, respectively.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended September 30, 2012 and 2011 (dollar amounts in thousands).

	2012		2011		Change from
	Total	Percent of	Total	Percent of	2012 to 2011
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$91,232	100.0%	$91,102	100.0%	$130	0.1%

Costs and expenses:
Cost of goods sold	17,713	19.4	16,879	18.5	834	4.9
Volume incentives	33,155	36.3	32,733	35.9	422	1.3
SG&A expenses	31,659	34.7	31,845	35.0	(186)	(0.6)
Contract termination costs	—	0.0	14,750	16.2	(14,750)	(100.0)
Total operating expenses	82,527	90.4	96,207	105.6	(13,680)	(14.2)
Operating income (loss)	8,705	9.6	(5,105)	(5.6)	13,810	270.5
Other income (expense), net	(214)	(0.3)	1,204	1.3	(1,418)	(117.8)
Income (loss) before provision for income taxes	8,491	9.3	(3,901)	(4.3)	12,392	317.7
Provision (benefit) for income taxes	2,121	2.3	(1,645)	(1.8)	3,766	228.9
Net income (loss)	$6,370	7.0%	$(2,256)	(2.5)%	$8,626	382.4%

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the nine months ended September 30, 2012 and 2011 (dollar amounts in thousands).

	2012		2011		Change from
	Total	Percent of	Total	Percent of	2012 to 2011
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$277,091	100.0%	$275,757	100.0%	$1,334	0.5%

Costs and expenses:
Cost of goods sold	53,159	19.2	52,560	19.1	599	1.1
Volume incentives	100,276	36.2	100,421	36.4	(145)	(0.1)
SG&A expenses	95,466	34.4	97,458	35.3	(1,992)	(2.0)
Contract termination costs	—	0.0	14,750	5.4	(14,750)	(100.0)
Total operating expenses	248,901	89.8	265,189	96.2	(16,288)	(6.1)
Operating income	28,190	10.2	10,568	3.8	17,622	166.7
Other income (expense), net	(159)	(0.1)	1,049	0.4	(1,208)	(115.2)
Income before provision for income taxes	28,031	10.1	11,617	4.2	16,414	141.3
Provision for income taxes	7,147	2.6	1,637	0.6	5,510	336.6
Net income	$20,884	7.5%	$9,980	3.6%	$10,904	109.3%

Net Sales Revenue

Consolidated net sales revenue for the three and nine months ended September 30, 2012 was $91.2 million and $277.1 million compared to $91.1 million and $275.8 million for the same periods in 2011, increases of approximately 0.1 percent and 0.5 percent, respectively, however, in local currencies, net sales increased 2.1 percent and 2.0 percent for the three and nine months ended September 30, 2012, respectively. Fluctuation in foreign exchange rates had a $1.8 million and $4.3 million unfavorable impact on net sales for the three and nine months ended September 30, 2012, respectively. The increases in net sales revenue for the three and nine months ended September 30, 2012 compared to the same periods in 2011 are primarily due to growth in Synergy WorldWide, offset by declines in NSP International.

NSP United States

Net sales revenue for our NSP United States segment for the three and nine months ended September 30, 2012 was $33.7 million and $104.1 million compared to $33.5 million and $105.1 million for the same periods in 2011, or an increase of 0.5 percent and a decrease of 1.0 percent, respectively, in 2012 compared to 2011. Net sales for NSP United States core products (herbal products vitamin, mineral, and other nutritional supplements, and personal care products) increased by 1.0 percent, but were offset by the discontinuance of non-core products (other products including essential oils, sales aids and other miscellaneous products) for the quarter. Active Managers within NSP United States totaled approximately 5,300 and 5,600 at September 30, 2012 and 2011, respectively. Active Distributors and customers within NSP United States totaled approximately 191,500 and 210,300 at September 30, 2012 and 2011, respectively. Managers and Distributors within NSP United States are predominantly practitioners of nutritional supplement therapies and retailers and consumers of our products. The number of active Managers, Distributors and customers decreased due to lower retention, partially offset by a modest improvement in recruiting.

NSP United States includes both English and Spanish language sales divisions, of which the English language division is approximately 80 percent of segment net sales revenue. The English language division net sales revenue decreased $0.2 million and $1.0 million, or a decrease of 0.9 percent and 1.2 percent, respectively, for the three and nine months ended September 30, 2012, compared to the same period in 2011. The Spanish language division net sales revenue increased $0.4 million and was flat, or 5.8 percent and 0.0 percent, respectively, for the three and nine months ended September 30, 2012, compared to the same period in 2011.

NSP International

NSP International reported net sales revenue for the three and nine months ended September 30, 2012 of $31.3 million and $97.2 million, compared to $33.1 million and $102.7 million for the same periods in 2011, decreases of approximately 5.4 percent and 5.3 percent, respectively, however, in local currencies, net sales decreased 4.4 percent and 4.2 percent, respectively. Fluctuation in foreign exchange rates had a $0.3 million and $1.1 million unfavorable impact on net sales for the three and nine months ended September 30, 2012, respectively. Active Managers within NSP International totaled approximately 20,200 and 20,000 at September 30, 2012 and 2011, respectively. Active Distributors and customers within NSP International totaled approximately 376,200 and 387,000 at September 30, 2012 and 2011, respectively. Managers and Distributors within NSP International are predominantly practitioners of nutritional supplement therapies and retailers or consumers of our products, with the exception of our Russian markets which are more network marketing oriented. The number of active Distributors and customers decreased in NSP International due to lower retention in a small number of markets, partially offset by a modest improvement in recruiting.

Notable activity in the following markets contributed to the results of NSP International:

In our Russian markets (Russia, the Ukraine, Belarus and several other Eastern European nations), net sales revenues decreased approximately $0.1 million and $0.4 million, or a decrease of 0.9 percent and 1.0 percent, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease in year-to-date net sales revenue was related to the depreciation of the Russian ruble, which has adversely affected our Russian Distributors’ ability to purchase our products, and may continue to adversely affect sales going forward. Net sales revenue in Russia decreased by $0.5 million and $0.9 million for the three and nine months ended September 30, 2012, respectively, compared to the same period in 2011. The decrease in Russian sales was partially offset by sales increases in Belarus and the Ukraine for the three and nine months ended September 30, 2012, respectively.

In Mexico, our net sales revenues decreased approximately $0.3 million and $1.4 million, or 11.4 percent and 14.8 percent, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. In local currency, net sales decreased 5.2 percent and 6.2 percent, respectively, compared to the same periods in 2011. Fluctuations in foreign exchange rates had a $0.3 million and $0.8 million unfavorable impact on net sales for the three and nine months ended September 30, 2012. The decrease in sales is due to lower Manager and Distributor activity, which has been compounded by a local management team that is currently being restructured and augmented.

In Peru, our net sales revenues decreased approximately $0.7 million and $2.0 million, or 74.9 percent and 65.0 percent, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Fluctuations in foreign exchange rates had a nominally favorable impact on net sales for the periods. The decrease in net sales is principally due to a change in local regulations that has restricted our ability to sell several of our key products in this market through a direct selling business model. We continue to evaluate our product mix and selling model for Peru.

In Japan, our net sales revenues decreased approximately $0.1 million and $0.8 million, or 7.2 percent and 14.7 percent, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  Fluctuations in foreign exchange rates had a nominally favorable impact on net sales for the periods compared to the same periods in 2011. The decrease in local currency sales is primarily due to the continued lower activity in our existing Manager and Distributor base following the 2011 natural disasters.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the three and nine months ended September 30, 2012 of $26.3 million and $75.9 million, compared to $24.5 million and $68.0 million in 2011, increases of approximately 7.1 percent and 11.5 percent, respectively. In local currencies, net sales increased 13.1 percent and 16.2 percent for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Fluctuations in foreign exchange rates had a $1.5 million and $3.2 million unfavorable impact on net sales for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Active Managers within Synergy WorldWide totaled approximately 3,200 and 2,600 at September 30, 2012 and 2011, respectively. Active Distributors and customers within Synergy WorldWide totaled approximately 89,100 and 85,000 at September 30, 2012 and 2011, respectively.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In Europe, our net sales revenues increased approximately $0.6 million and $4.6 million, or 9.4 percent and 28.8 percent, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, however, in local currency, our net sales increased 23.6 percent and 41.2 percent, respectively, compared to the same periods in 2011.  Fluctuations in foreign exchange rates had a $0.9 million and $2.0 million unfavorable impact on net sales for the three and nine months ended September 30, 2012 compared to the same periods in 2011. Strong Distributor leadership in recruiting and training efforts continues to effectively build our Distributor base thereby driving increased market penetration.

In Korea, our net sales revenues increased approximately $2.1 million and $7.2 million, or 38.0 percent and 51.9 percent, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, however, in local currency, our net sales increased 44.6 percent and 58.2 percent, compared to the same periods in 2011.  Fluctuations in foreign exchange rates had a $0.4 million and $0.9 million unfavorable impact on net sales for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Net sales growth is due to continued collaboration between the Company and key Distributor leadership in developing sales groups with a strong selling system and a broad product line that is well accepted in Korea.

In Japan, our net sales revenues decreased approximately $1.0 million and $3.3 million, or 27.1 percent and 29.9 percent, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Fluctuations in foreign exchange rates had a nominally favorable impact on net sales for the periods. The decrease in local currency sales is partially due to the challenging Japanese direct selling market and the continued difficulty in rebounding since the 2011 natural disasters. In addition, unusually high product returns during the first quarter related to a specific promotion contributed significantly to reduced net sales revenue for the nine months. Product returns for the second and third quarters were insignificant and the product returns in the first quarter were not related to product quality.

Further information related to NSP United States, NSP International and Synergy WorldWide business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Goods Sold

Cost of goods sold as a percent of net sales revenue increased to 19.4 percent and 19.2 percent for the three and nine months ended September 30, 2012, compared to 18.5 percent and 19.1 percent for the same periods in 2011. Changes in the cost of goods sold are primarily the result of changes in product mix between markets. The cost of goods sold rates were greater in 2012 than in 2011 due to promotions related to new product launches and national/regional conventions in addition to rising production costs of certain raw materials.  While the Company intends to seek continued cost reductions where possible, pricing pressure on raw materials, fuel costs and other factors could adversely affect our ability to reduce or maintain our current cost of goods sold rate in the future.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program, and represent commission payments made to our independent Managers and Distributors. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our various operations.  Volume incentives as a percent of net sales revenue increased to 36.3 percent and decreased to 36.2 percent for the three and nine months in 2012, compared to 35.9 percent and 36.4 percent for the same periods in 2011.

Selling, General and Administrative

Selling, general and administrative expenses decreased to 34.7 percent and 34.4 percent of net sales revenue for the three and nine months ended September 30, 2012, compared to 35.0 percent and 35.3 percent in 2011, or by approximately $0.2 million and $2.0 million to $31.7 million and $95.5 million for the three and nine months ended September 30, 2012, respectively.

Significant increases to selling, general and administrative expenses during the three and nine months ended September 30, 2012, compared to the same period in 2011 included:

•                  $1.2 million and $3.5 million of increased variable costs related to the sales growth of Synergy WorldWide in Europe, and Korea; and

•                  $1.1 million and $2.3 million of increased compensation related costs for U.S. employees.

Significant decreases to selling, general and administrative expenses during the three and nine months ended September 30, 2012, compared to the same period in 2011 included:

•                  $0.7 million and $2.5 million decrease in variable costs related to lower sales of NSP Japan and the United States and Synergy Japan;

•                  $0.6 million and $0.6 million of decreased professional fees related to the United States;

•                  $0.5 million and $1.1 million of favorable currency fluctuations;

•                  $0.4 million and $0.2 million for U.S. incentive related trips;

•                  $0.2 million and $1.4 million of decreased professional fees related to our Russian business as a result of the NutriPlus LLC settlement; and

•                  $0.0 million and $2.9 million of decreased royalty costs related to our Russian business as a result of the NutriPlus LLC settlement.

Contract Termination Costs

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

On July 8, 2011, the Company and NutriPlus entered into a settlement agreement, in which the Company agreed to pay NutriPlus $21.7 million for the release of all past and future royalty obligations.  Of the $21.7 million, the Company applied $7.0 million toward previously accrued and expensed but unpaid royalties, and $14.7 million in exchange for the contract termination and extinguishment of future royalty obligations.

As a result of the settlement, our selling general and administrative expenses benefitted from the elimination of these related royalty expenses (as noted above).  If the Company had not entered into the settlement, our estimated royalty costs would have been $1.3 million and $4.2 million for the three and nine months ended September 30, 2012, and would have increased by $1.3 million for both the three and nine month periods ended September 30, 2011.  As a result of the settlement, the Company has been able to use a portion of the savings from the reduction of royalties to invest in programs and activities designed to develop future revenue growth.

See Note 1, Basis of Presentation in the Condensed Notes to the Consolidated Financial Statements for further discussion.

Operating Income (Loss)

Consolidated operating income increased approximately $13.8 million during the three months ended September 30, 2012, compared to the same period in 2011, from an operating loss of $5.1 million to $8.7 million. For the nine months ended September 30, 2012, operating income increased approximately $17.6 million, compared to the same period in 2011, from $10.6 million to $28.2 million. Excluding the NutriPlus related contract termination costs of $14.7 million, consolidated pro forma operating income decreased approximately $0.9 million during the three months ended September 30, 2012, compared to the same period in 2011, from $9.6 million to $8.7 million. For the nine months ended September 30, 2011, pro forma operating income increased approximately $2.9 million, compared to the same period in 2010, from $25.3 million to $28.2 million. Pro forma operating income decreased to 9.6 percent and increased to 10.2 percent of net sales for the three and nine months ended September 30, 2011, compared to 10.6 percent and 9.2 percent for the same periods in 2011, respectively.

Operating income for NSP United States increased $0.4 million and was flat for the three and nine months ended September 30, 2012, compared to the same period in 2011, from $2.3 million and $9.8 million to $2.7 million and $9.8 million, respectively. The increase in operating income for the three months ended September 30, 2012 compared to the same period 2011 is primarily the result of the increase in net sales revenue as well as a decrease of professional fees expense offset by increases in cost of goods sold and other selling, general and administrative expenses related to employee compensation costs.

Operating income for NSP International increased approximately $13.5 million and $17.5 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, from an operating loss of $10.1 million and operating income of

$6.2 million to operating income of $3.4 million and $11.3 million, respectively.  Excluding the NutriPlus related contract termination costs of $14.7 million, pro forma operating income for NSP International decreased approximately $1.2 million and increased $2.8 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, from $4.6 million and $8.5 million to $3.4 million and $11.3 million, respectively. The quarter-to-date decrease in pro forma operating income was primarily the result of lower net sales in our Japan, Mexico and Peru markets.  The increase in year-to-date operating income was primarily the result of the elimination of royalty fees and lower professional fees in our Russian markets related to the termination of the Company’s contract with NutriPlus, offset by lower net sales in our Japan, Mexico and Peru markets.

Operating income for Synergy WorldWide decreased $0.1 million and increased $0.1 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, from $2.6 million and $7.0 million to $2.6 million and $7.0 million, respectively.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2012 decreased $1.4 million and $1.2 million, respectively, compared to the same periods in 2011. The decrease in other income (expense), net in 2012 is due to increased foreign exchange losses in 2012 compared to 2011 and by the receipt of $0.7 million in restricted cash in Venezuela that had been previously written-down that was recovered in 2011.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the periods in which they occur. For the three months ended September 30, 2012 and 2011, the Company’s provision (benefit) for income taxes, as a percentage of income (loss) before income taxes was 25.0 percent and (42.2) percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.  For the nine months ended September 30, 2012 and 2011, the Company’s provision for income taxes, as a percentage of income before income taxes was 25.5 percent and 14.1 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2012 was primarily attributed to a domestic valuation allowance release related to the utilization of foreign tax credits (-6.8 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-4.2 percent).

The difference between the effective tax rate and the U.S. federal statutory rate for the three months ended September 30, 2011 was primarily attributed to the pretax loss related to contract termination costs, in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and a favorable inflation adjustment related to Venezuela (-3.9 percent).

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2012 was primarily attributed to a domestic valuation allowance release related to the utilization of foreign tax credits (-6.5 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-4.0 percent).

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2011 was primarily attributed to contract termination costs (-9.5 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and a favorable inflation adjustment related to Venezuela (-11.5 percent).

The Company’s U.S. federal income tax returns for 2003 through 2005, and 2009 through 2011 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2004 through 2011. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 and 2010 tax years.

In October 2009, the IRS issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily related to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company challenged the IRS proposals, and took the matter before the Office of Appeals of the Internal Revenue Service.  A settlement was reached with IRS Appeals and a proposed settlement agreement was signed by NSP in January 2012. The Company has made all required payments as of September 30, 2012 related to this matter and, absent further comment from the IRS, the examination period for the 2003 through 2005 taxable years will close on December 31, 2012.

During 2011, the IRS issued an examination report formally proposing adjustments with respect to the 2006 through 2008 taxable years.  As with the previous examination cycle discussed above, the adjustments related primarily to the prices that were charged in intra-group transfers of property and the disallowance of related deductions.  The Company reached a settlement of the issues with the IRS examination team and an agreement was signed by the Company in January 2012.  On March 7, 2012, the Company received a letter from the IRS examination team stating that they accepted the examination report and do not plan to make additional changes. The Company has made all required payments related to this matter and the examination period for the 2006 through 2008 taxable years has now closed.

As of September 30, 2012, the Company had accrued $9,772 related to unrecognized tax positions compared with $10,426 as of December 31, 2011. This net decrease was primarily attributed to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions.

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

Product Categories

Our line of products includes herbal products, vitamin, mineral and other nutritional supplements, personal care products and other complementary products such as sales aids. We purchase herbs and other raw materials in bulk and, after quality control testing, we formulate, encapsulate, tablet or concentrate them, and package them for shipment. Most of our products are manufactured at the Company’s owned and operated facility in Spanish Fork, Utah. Contract manufacturers produce some of our vitamin, mineral and other nutritional supplements, personal care products and certain other miscellaneous products in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that our contract manufacturers have complied with our specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of herbal products, vitamin, mineral and other nutritional supplements, personal care products, and other complementary products for the three and nine months ended September 30, 2012 and 2011, by business segment. The Company has two business segments that operate under the Nature’s Sunshine Products brand and are divided based on their geographic operations in the United States (NSP United States) and in countries outside the United States (NSP International). The Company’s third business segment operates under the Synergy WorldWide brand, which distributes its products through different marketing and distributor compensation plans and products with formulations that are sufficiently different from those of the NSP United States and NSP International to warrant accounting for these operations as a separate business segment.

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended September 30,
	2012		2011
NSP United States:
Herbal products	$17,809	52.9%	$17,441	52.0%
Vitamin, mineral and other nutritional supplements	14,296	42.4	14,280	42.6
Personal care products	970	2.9	1,011	3.0
Other products	620	1.8	787	2.4
	33,695	100.0%	33,519	100.0%

NSP International:
Herbal products	$16,913	54.1%	$18,502	56.0%
Vitamin, mineral and other nutritional supplements	12,037	38.5	12,053	36.5
Personal care products	1,944	6.2	2,128	6.4
Other products	381	1.2	376	1.1
	31,275	100.0%	33,059	100.0%

Synergy WorldWide:
Herbal products	$10,005	38.1%	$9,797	40.0%
Vitamin, mineral and other nutritional supplements	14,510	55.3	12,699	51.8
Personal care products	1,394	5.3	1,378	5.6
Other products	353	1.3	650	2.6
	26,262	100.0%	24,524	100.0%

Consolidated:
Herbal products	$44,727	49.0%	$45,740	50.2%
Vitamin, mineral and other nutritional supplements	40,843	44.8	39,032	42.8
Personal care products	4,308	4.7	4,517	5.0
Other products	1,354	1.5	1,813	2.0
	91,232	100.0%	91,102	100.0%

	Nine Months Ended September 30,
	2012		2011
NSP United States:
Herbal products	$56,010	53.8%	$55,344	52.7%
Vitamin, mineral and other nutritional supplements	43,061	41.4	43,204	41.1
Personal care products	2,976	2.9	3,328	3.2
Other products	2,006	1.9	3,185	3.0
	104,053	100.0%	105,061	100.0%

NSP International:
Herbal products	$52,188	53.7%	$56,244	54.8%
Vitamin, mineral and other nutritional supplements	37,191	38.3	37,631	36.6
Personal care products	6,660	6.8	7,473	7.3
Other products	1,148	1.2	1,313	1.3
	97,187	100.0%	102,661	100.0%

Synergy WorldWide:
Herbal products	$29,982	39.5%	$27,428	40.3%
Vitamin, mineral and other nutritional supplements	40,575	53.5	34,668	51.0
Personal care products	4,020	5.3	4,230	6.2
Other products	1,274	1.7	1,709	2.5
	75,851	100.0%	68,035	100.0%

Consolidated:
Herbal products	$138,180	49.9%	$139,016	50.4%
Vitamin, mineral and other nutritional supplements	120,827	43.6	115,503	41.9
Personal care products	13,656	4.9	15,031	5.5
Other products	4,428	1.6	6,207	2.2
	277,091	100.0%	275,757	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
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

Nature’s Sunshine Products (NSP U.S. and NSP International):

EverFlex®, Food Enzymes, Probiotic Eleven®, SmartMeal®, Solstic Energy®, Super Supplemental, Vitamin B Complex

Synergy WorldWide:

ProArgi-9 Plus®, SyneMax®, Vitazone®

Personal Care Products

We contract with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, employee compensation and benefits, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2012, working capital was $73.5 million, compared to $57.3 million as of December 31, 2011.  At September 30, 2012, we had $72.5 million in cash and cash equivalents compared to $59.0 million as of December 31, 2011. Of our current cash and cash equivalents, $52.4 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $2.2 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Operating activities	$17,324	$(4,120)
Investing activities	(2,100)	666
Financing activities	(2,043)	10,372

For the nine months ended September 30, 2012, we generated cash from operating activities of $17.3 million compared to using cash of $4.1 million for the same period in 2011. Operating cash flows increased due to growth in our operating income compared to the nine months ended September 30, 2011, which included the one-time payment of $21.7 million related to the NutriPlus settlement, $14.7 million of which was recorded as contract termination costs and $7.0 million of previously accured royalties.

Capital expenditures for the nine months ended September 30, 2012 and 2011 were $5.6 million and $1.1 million, respectively. The current year increase in capital expenditures is related to the relocation of our corporate headquarters, upgrade of our Spanish Fork production facility and a new call center as well as the purchase of manufacturing and computer equipment.

During the nine months ended September 30, 2012, we had cash proceeds of $3.7 million primarily from the maturity of available-for-sale investments in Korea that were subsequently repatriated to the U.S. During the same period we used cash of $0.2 million to purchase available-for-sale investments.

During the nine months ended September 30, 2012, we used cash to make principal payments of $2.5 million on our term credit facility. The term credit facility is secured by the Company’s manufacturing facility in Spanish Fork, Utah.

The Company has a long-term revolving credit facility that allows us to borrow up to $15.0 million. As of September 30, 2012, no amounts were drawn under the credit facility.  We believe that, with this credit facility in place, our working capital requirements can be met for the foreseeable future with cash generated from operating activities, available cash and cash equivalents and draws on the credit facility. However, among other things, a prolonged economic downturn, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

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

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed, generally when the merchandise has been delivered. The amount of the volume incentive is determined based upon the amount of qualifying purchases in a given month. It is necessary for us to make estimates about the timing of when merchandise has been delivered. These estimates are based upon our historical experience related to time in transit, and timing of when shipments occurred and shipping volumes. Amounts received for undelivered merchandise are recorded as deferred revenue. From time to time, our U.S. operations extend short-term credit associated with product promotions. In addition, for certain of our international operations, we offer credit terms consistent with industry standards within the country of operation. Payments to Managers and Distributors for sales incentives or rebates are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales. Membership fees are deferred and amortized as revenue over the life of the membership, primarily one year. Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

A reserve for product returns is recorded based upon historical experience.  We allow Managers and Distributors to return the unused portion of products within 90 days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more or less restrictive based upon local statutes.

Accounts Receivable Allowances

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

Investments

Our available-for-sale investment portfolio is recorded at fair value and consists of various securities, such as state and municipal obligations, U.S. government security funds, short-term deposits and various equity securities. These investments are valued using (a) quoted prices for identical assets in active markets or (b) from significant inputs that are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Our trading portfolio is recorded at fair value and consists of various marketable securities that are valued using quoted prices in active markets.

For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether it would be more likely than not required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

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

Inventories

Inventories are stated at the lower-of-cost-or-market, using the first-in, first-out method. The components of inventory cost include raw materials, labor and overhead. To estimate any necessary obsolescence or lower-of-cost-or-market adjustments, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning and market conditions.

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

Incentive Trip Accrual

We accrue expenses for incentive trips associated with our direct sales marketing program, which rewards independent Managers and Distributors with paid attendance at our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded.

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of September 30, 2012 and December 31, 2011, we did not consider any of our long-lived assets to be impaired.

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

Share-Based Compensation

Our outstanding stock options include time-based stock options which vest over differing periods ranging from the date of issuance up to 48 months from the option grant date, performance-based stock options which vest upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options, and performance-based stock options which vest upon achieving cumulative annual net sales revenue growth targets over a rolling two-year period subject to the Company maintaining at least an eight percent operating income margin during the applicable period.

The Company recognizes all share-based payments to employees, including grants of employee stock options based on their grant-date fair values. The Company records compensation expense, net of estimated forfeitures, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. Management considers several factors when estimating forfeitures, including types of awards, employee class and historical experience.

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

Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements includes, among others, the following:

•                  our relationship with and our ability to influence the actions of our independent Managers and Distributors;

•                  our ability to attract and retain a sufficient number of independent Managers and Distributors;

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

Foreign Currency Risk

During the nine months ended September 30, 2012, approximately 57.3 percent of our net sales revenue and approximately 54.8 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency, while certain regions, including Russia and the Ukraine, are served by a U.S. subsidiary through third party entities, for which all business is conducted in U.S. dollars. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended September 30, 2012 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$91,232	$(3,292)	(3.6)%	$(4,724)	(5.2)%	$(7,244)	(7.9)%

Cost and expenses
Cost of goods sold	17,713	(604)	(3.4)%	(867)	(4.9)%	(1,329)	(7.5)%
Volume incentives	33,155	(1,230)	(3.7)%	(1,765)	(5.3)%	(2,706)	(8.2)%
Selling, general and administrative	31,659	(1,069)	(3.4)%	(1,533)	(4.8)%	(2,350)	(7.4)%

Operating income	$8,705	$(389)	(4.5)%	$(559)	(6.4)%	$(859)	(9.9)%

Exchange rate sensitivity for the nine months ended September 30, 2012 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$277,091	$(9,644)	(3.5)%	$(13,837)	(5.0)%	$(21,217)	(7.7)%

Cost and expenses
Cost of goods sold	53,159	(1,761)	(3.3)%	(2,527)	(4.8)%	(3,875)	(7.3)%
Volume incentives	100,276	(3,558)	(3.5)%	(5,105)	(5.1)%	(7,828)	(7.8)%
Selling, general and administrative	95,466	(3,177)	(3.3)%	(4,558)	(4.8)%	$(6,988)	(7.3)%

Operating income	$28,190	$(1,148)	(4.1)%	$(1,647)	(5.8)%	$(2,526)	(9.0)%

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

Exchange rate sensitivity of Balance Sheet as of September 30, 2012 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$72,543	$(4,556)	(6.3)%	$(6,536)	(9.0)%	$(10,022)	(13.8)%
Accounts receivable, net	10,003	(312)	(3.1)%	(448)	(4.5)%	(687)	(6.9)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,710	(82)	(1.4)%	(117)	(2.0)%	(180)	(3.2)%

Net Financial Instruments Subject to Exchange Rate Risk	76,836	(4,786)	(6.2)%	(6,867)	(8.9)%	(10,529)	(13.7)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of September 30, 2012, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of the Balance Sheet Amounts Denominated in Local Currency as of September 30, 2012 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of September 30, 2012
Cash and Cash Equivalents
Japan (Yen)	4,418	77.9
Korea (Won)	$3,765	1,125.5
Mexico (Peso)	3,214	12.9
Canada (Dollar)	2,921	1.0
European Markets (Euro)	2,588	0.8
Thailand (Baht)	2,406	31.1
Venezuela (Bolivar)	1,461	5.3
Colombia (Peso)	1,319	1,799.0
Indonesia (Rupiah)	1,192	9,596.9
Taiwan (Dollar)	1,114	29.5
Other	6,942	Varies
Total foreign denominated cash and cash equivalents	31,340
U.S. dollars held by foreign subsidiaries	21,065
Total cash and cash equivalents held by foreign subsidiaries	$52,405

Accounts Receivable
Japan (Yen)	$941	77.9
Other	2,494	Varies
Total	$3,435

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

Nine months ended September 30,	2012	2011
Canada (Dollar)	1.0	1.0
Japan (Yen)	79.3	80.5
Korea (Won)	1,141.8	1,096.2
Mexico (Peso)	13.2	12.0
Venezuela (Bolivar)	5.3	5.3

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the three and nine months ended September 30, 2012, Belarus and Venezuela were considered to be highly inflationary. During the three and nine months ended September 30, 2012, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.6 percent and 1.5 percent of consolidated net sales revenue, respectively. During the three and nine months ended September 30, 2012, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.8 percent and 1.9 percent of consolidated net sales revenue, respectively. With the exceptions of Belarus and Venezuela, there were no other countries considered to have a highly inflationary economy during the three and nine months ended September 30, 2012.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On September 30, 2012, we had investments of $2.2 million of which $0.7 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a three-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

Please refer to Note 10 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as our recent SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2011, for information regarding the status of certain legal proceedings that have been previously reported. There have been no material changes to the matters reported since those filings.

Item 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business or our consolidated financial statements, results of operations, and cash flows. Additional risks not currently known to us, or risks that we currently believe are not material, may also impair our business operations. We have identified the following additional risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011:

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

We manufacture approximately 85% of the products sold to our customers at our Spanish Fork, Utah location. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Spanish Fork and our distribution facilities throughout the country. Our manufacturing facilities and distribution facilities are subject to the risk of catastrophic loss due to, among other things, fire, flood, terrorism or other natural or man-made disasters, as well as occurrence of significant equipment failures. If any of these facilities were to experience a catastrophic loss, it would be expected to disrupt our operations and could result in personal injury or property damage, damage relationships with our customers or result in large expenses to repair or replace the facilities or systems, as well as result in other liabilities and adverse impacts.

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

101*

The following financial information from the quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)           Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: November 5, 2012	/s/ Michael D. Dean
Michael D. Dean, Chief Executive Officer

Date: November 5, 2012	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer