Form 10-K
period 2012-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2013-03-07
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value.

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2012 was approximately $235,696,000 based on the closing price of $15.10 as quoted by Nasdaq Capital Market on June 30, 2012.

The number of shares of Common Stock, no par value, outstanding on February 28, 2013 is 15,812,859 shares.

EXPLANATORY NOTES

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2012, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

PART 1

Item 1. Business

The Company

Nature’s Sunshine Products, Inc., founded in 1972 and incorporated in Utah in 1976, together with our subsidiaries, is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. We sell our products worldwide to a sales force of independent Managers and Distributors (as described below) who use the products themselves or resell them to other Managers, Distributors or customers.

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

Business Segments

The Company has three business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance. They are divided based on the different characteristics of their Distributor bases, marketing and Distributor compensation plans and product formulations, as well as the internal organization of our officers and their responsibilities and business operations. Two business segments operate under the Nature’s Sunshine Products (“NSP”) brand (NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe) and one business segment operates under the Synergy WorldWide brand.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of herbal products, vitamins, mineral and other nutritional supplements, personal care products, and other complementary products for the years ended December 31, 2012, 2011, and 2010, by business segment. This table should be read in conjunction with the information presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented (in thousands).

Year Ended December 31,	2012		2011		2010
NSP Americas, Asia Pacific and Europe:
Herbal Products	$118,211	56.6%	$121,907	56.2%	$118,531	52.6%
Vitamins and Mineral and Other Nutritional Supplements	80,567	38.6	81,974	37.8	91,852	40.8
Personal Care Products	6,150	2.9	7,503	3.5	7,924	3.5
Other Products	4,017	1.9	5,528	2.5	6,906	3.1
Total NSP Americas, Asia Pacific and Europe	208,945	100.0%	216,912	100.0%	225,213	100.0%

NSP Russia, Central and Eastern Europe:
Herbal Products	$25,311	43.9%	$25,120	44.3%	$26,867	47.9%
Vitamins and Mineral and Other Nutritional Supplements	26,147	45.3	24,202	42.5	24,416	43.7
Personal Care Products	6,203	10.8	7,479	13.2	4,638	8.4
Other Products	192	0.0	185	0.0	220	0.0
Total NSP Russia, Central and Eastern Europe	57,853	100.0%	56,986	100.0%	56,141	100.0%

Synergy WorldWide:
Herbal Products	$39,607	39.3%	$33,563	35.7%	$28,045	40.9%
Vitamins and Mineral and Other Nutritional Supplements	54,128	53.8	50,936	54.3	32,296	47.1
Personal Care Products	5,350	5.3	7,526	8.0	6,542	9.5
Other Products	1,585	1.6	1,890	2.0	1,681	2.5
Total Synergy WorldWide	100,670	100.0%	93,915	100.0%	68,564	100.0%

Consolidated:
Herbal Products	$183,129	49.8%	$180,590	49.1%	$173,443	49.6%
Vitamins and Mineral and Other Nutritional Supplements	160,842	43.8	157,112	42.7	148,564	42.4
Personal Care Products	17,703	4.8	22,508	6.1	19,104	5.5
Other Products	5,794	1.6	7,603	2.1	8,807	2.5
Total Consolidated	$367,468	100.0%	$367,813	100.0%	$349,918	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
Herbal Products

We manufacture or contract with independent manufacturers to supply a wide selection of herbal products, some of which are sold in the form of capsules or tablets. These capsules or tablets contain herb powder or a combination of two or more herb powders. We also produce both single herbs and herb combinations in the form of liquid herbs and extracts. Liquid herbs are manufactured by concentrating herb constituents in a vegetable glycerin base. Extracts are created by dissolving powdered herbs into liquid solvents that separate the key elements of the herbs from the fibrous plant material.

NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe: ALJ®, Blood Pressurex, Cardio Assurance®, LBS II®, CleanStart®

Synergy WorldWide:

Core Greens®, Liquid Chlorophyll, Mistica®, Noni Plus

Vitamins and Mineral and Other Nutritional Supplements

We manufacture or contract with independent manufacturers to supply a wide variety of single vitamins, some of which are sold in the form of chewable or non-chewable tablets. We manufacture several multiple vitamins and mineral supplements, including a line containing natural antioxidants, as well as energy and weight management products. Generally, mineral supplements are sold in the form of tablets; however, certain minerals are offered only in liquid form. We also manufacture several other products containing enzymes and pro-biotics which are sold in the form of capsules, as well as amino-acid based products that are sold in the form of capsules or powders.

NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe: EverFlex®, Food Enzymes, Probiotic Eleven®, SmartMeal®, Solstic Energy®, Super Supplemental, Vitamin B Complex

Synergy WorldWide:

ProArgi-9 Plus®, SyneMax®, Vitazone®

Personal Care Products

We manufacture or contract with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser.

NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe: EverFlex® Cream , Pau-D Arco Lotion, Pro G Yam® Cream, Tei-Fu® Lotion

Synergy WorldWide:

Bright Renewal Serum, Hydrating Toner, 5 in 1 Shampoo, Repair Complex

Other Products	We manufacture or contract with independent manufacturers to supply a variety of other products, including sales aids and other miscellaneous products.	NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe: Flower Essences, Lavender Oil, Peppermint Oil, Tei-Fu® Oil Synergy WorldWide: Lavender Oil, Massage Oil

Distribution and Marketing

Our independent Managers and Distributors market our products to customers through direct selling techniques, as well as sponsoring other Managers and Distributors. We seek to motivate and provide incentives to our independent Managers and Distributors by offering high quality products and providing our Managers and Distributors with product support, training seminars, sales conventions, travel programs and financial benefits.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Georgia, Ohio and Texas. Many of our international operations maintain warehouse facilities with inventory to supply their Managers, Distributors and customers.

As of December 31, 2012, we had approximately 333,400 active Distributors and customers worldwide who purchase our products directly from the Company. In addition, our products can be purchased directly from our Distributors. A person who joins our independent sales force begins as a Distributor. An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor or by signing up through the Company, where they will then be assigned a sponsor. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. A Distributor interested in earning additional income by committing more time and effort to selling our products may earn Manager status, which is contingent upon attaining certain purchase volume levels, recruiting additional Distributors, and demonstrating leadership abilities. Managers resell our products to Distributors within their sales group or directly to customers, or use the products themselves. As of December 31, 2012, we had approximately 16,600 active independent Managers worldwide. In many of our markets, our Managers and Distributors are primarily retailers of our products, including practitioner and nutritional supplement therapists, retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon the amount of their sales group product purchases. Generally, a portion of these volume incentives are paid to the applicable Manager as a rebate for product purchases made and Distributors and customers as a rebate on their personal purchases and are recorded as a reduction to net sales revenue. The remaining portion of these volume incentives is paid in the form of commissions for purchases made by Distributors in a Manager’s sales group. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we accrued during the years ended December 31, 2012, 2011 and 2010 are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product purchases are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

Our revenue is highly dependent upon the number and productivity of our Managers, Distributors and customers.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of Managers, Distributors and customers.

The following table provides information concerning the number of total Managers, Distributors and customers by segment, as of the dates indicated.

Total Managers, Distributors and Customers by Segment as of December 31,

	2012		2011		2010
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific & Europe	350,400	8,100	388,400	8,700	431,300	9,300
NSP Russia, Central and Eastern Europe	252,700	5,600	266,200	5,400	236,600	5,400
Synergy WorldWide	118,200	2,900	112,300	2,700	95,600	2,300
Total	721,300	16,600	766,900	16,800	763,500	17,000

“Total Managers” includes independent Managers under our various compensation plans that have achieved and maintained specified and personal groups sale volumes as of the date indicated. To maintain Manager status, an individual must continue to meet certain purchase volume levels. As such, all Managers are considered to be active Managers.

“Total Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous twelve months ended as of the date indicated. This includes Manager, Distributor and customer accounts that may have become inactive since such respective dates.

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated.

Active Distributors and Customers by Segment as of December 31,

	2012	2011	2010
	Distributors & Customers	Distributors & Customers	Distributors & Customers

NSP Americas, Asia Pacific & Europe	153,000	165,600	181,600
NSP Russia, Central and Eastern Europe	125,800	122,800	123,400
Synergy WorldWide	54,600	51,700	45,100
Total	333,400	340,100	350,100

“Active Customers and Distributors” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated. All of our Managers are active.

The following table provides information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated.

New Managers, Distributors and Customers by Segment for the year ended December 31,

	2012		2011		2010
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific & Europe	166,400	4,200	185,600	4,800	218,100	6,900
NSP Russia, Central and Eastern Europe	78,000	1,500	74,700	1,700	74,800	2,000
Synergy WorldWide	73,700	1,700	72,000	1,600	n/a	n/a
Total	318,100	7,400	332,300	8,100	292,900	8,900

“New Managers” includes independent Managers under our various compensation plans that first achieved the rank of Manager during the previous twelve months ended as of the date indicated.

“New Distributors and customers” include our independent Distributors and customers who have made their initial product purchase directly from us for resale and/or personal consumption during the previous twelve months ended as of the date indicated.

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

Trademarks and Trade Names

We have obtained trademark registrations for Nature’s Sunshine®, and the landscape logo for all of our Nature’s Sunshine Products product lines. We have also obtained trademark registrations for Synergy® for all of our Synergy WorldWide product lines. We hold trademark registrations in the United States and in many other countries. Our customers’ recognition and association of our brands and trademarks with quality is an important element of our operating strategy.

Seasonality

We operate in many regions around the world and, as a result, are affected by seasonal factors and trends such as holidays and cultural traditions and vacation patterns throughout the world.  For instance, in North America and Europe we typically see a decrease in the activity during the third quarter due to the summer vacation season, while we see a decrease in activity in many of our Asia Pacific markets during the first quarter due to cultural events such as the Chinese New Year. As a result, there is some seasonality to our revenues and expense reflected in our reported quarterly results. Generally, reductions in one region of the world due to seasonality are offset by increases in another, minimizing the impact on our reported consolidated revenues. Changes in the relative size of our revenues in one region of the world compared to another could cause seasonality to more significantly affect our reported quarterly results.

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

Dependence upon Customers

As a result of our business model, we are not dependent upon a single Manager, Distributor or customer, the loss of which would not have a material adverse effect on our business.

Backlog

We typically ship orders for our products within 24 hours after receipt of payment. As a result, we have not historically experienced significant backlogs due to our high level of product availability as discussed above.

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and sell brands that are, through advertising and promotions, better known to consumers. We compete in the nutritional and personal care industry against companies that sell through retail stores, as well as against other direct network marketing companies. For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, vitamin outlets and discount stores including GNC, Whole Foods Market, and mass market retailers, among others. We compete for product sales and independent Managers and Distributors with many other direct marketing companies, including Amway, Herbalife, Pharmanex (NuSkin), Shaklee and USANA, among others. We believe that the principal components of competition in the direct marketing of nutritional and personal care products are distributor expertise and service, product quality, price and brand recognition. In addition, we rely on our independent Managers and Distributors to compete effectively in the direct selling markets, and our ability to attract and retain independent Managers and Distributors depends on various factors, including the recruitment, training, travel and financial incentives for the independent Managers and Distributors.

Research and Development

We conduct research and development activities at our manufacturing facility located in Spanish Fork, Utah. Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $1.5 million in 2012, $1.6 million in 2011 and $2.0 million in 2010.

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

Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies. The most active of these is the Food and Drug Administration (“FDA”), which regulates our products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder. The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been adjusted several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the “NLEA”) and the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”).

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

Our business practices and products are also regulated by the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). Our activities, including our direct selling distribution activities, are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

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

International Operations

A significant portion of our net sales are generated within the United States, which represented 42.1percent, 43.4 percent and 44.8 percent of net sales in 2012, 2011 and 2010, respectively. Outside of the United States, no one country accounted for 10.0 percent or more of net sales revenue in any year in the last three years. As we continue to grow our international business, our operating results will likely become more sensitive to economic and political conditions in foreign markets, as well as to foreign currency fluctuations.  A breakdown of net sales revenue by region in 2012, 2011 and 2010 is set forth below.

(Dollar amounts in thousands)

Year Ended December 31,	2012		2011		2010
Net Sales Revenue:
North America	$182,138	49.5%	$188,922	51.4%	$188,643	53.9%
Europe	88,465	24.1	83,312	22.7	72,176	20.6
Asia Pacific	61,595	16.8	57,857	15.7	50,544	14.4
Central & South America	35,270	9.6	37,722	10.2	38,555	11.1
	$367,468	100.0%	$367,813	100.0%	$349,918	100.0%

Our sales of nutritional and personal care products are established in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to several other countries, including Argentina, Australia, Chile, Israel, New Zealand and Norway.

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

Approximately 2 percent of our total assets are located in Venezuela.  Information regarding our long-lived assets by region for each of our last two fiscal years is set forth in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Executive Officers

On March 6, 2013, we announced that Michael D. Dean has resigned his positions as the Chief Executive Officer and Director of the Company, effective March 31, 2013, and our Board of Directors has appointed Gregory L. Probert as the Interim Chief Executive Officer of the Company, effective April 1, 2013. In 2012, D. Wynne Roberts joined the Company as President and Chief Operating Officer. The Company’s executive officers, as of the date of this report, are as follows:

Name	Age	Position	Served in Position Since
Michael D. Dean	49	Chief Executive Officer	2010
Gregory L. Probert	56	Executive Chairman of the Board of Directors	2013
D. Wynne Roberts	58	President and Chief Operating Officer	2012
Stephen M. Bunker	54	Executive Vice President, Chief Financial Officer and Treasurer	2006
Jamon Jarvis	46	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	2007

As of April 1, 2013, Mr. Probert will be the Interim Chief Executive Officer of the Company in addition to the Executive Chairman of the Board of Directors.

Michael D. Dean.  Mr. Dean is the Chief Executive Officer of our Company and serves as a member of the Company’s Board of Directors.  He has served as a member of our Board since May 2009.  Prior to his appointment as President and Chief Executive Officer in July 2010, he served as the Chief Executive Officer of Mediaur Technologies from 2003.  Previously, he was Executive Vice President of ABC Cable Networks from 2001, Senior Vice President of Corporate Strategic Planning and Development at the Walt Disney Company from 1997 and a strategy consultant with Bain & Company from 1992. Mr. Dean received his B.A. in Business Administration from the University of California, Berkeley in 1986 and his M.B.A. from Harvard Business School in 1992.  As a result of these and other professional experiences, Mr. Dean brings to our Board of Directors significant leadership and operational management skills combined with significant experience in global, consumer-oriented businesses.

Gregory L. Probert.  Mr. Probert has served as the Executive Chairman of the Board of Directors since January 2013. On March 6, 2013, he was appointed to serve as our Interim Chief Executive Officer effective April 1, 2013. He served as the Executive Vice Chairman of the Board of Directors from June 2011 to December 2012 and as an independent consultant to the Company from September 2010 to June 2011. Previously, he was Chairman of the Board and Chief Executive Officer of Penta Water Company from 2008, President and Chief Operating Officer of Herbalife International of America from 2003 to 2008, Chief Executive Officer of DMX Music from 2001 to 2003. Prior to that, he held various senior positions at the Walt Disney Company from 1988. Mr. Probert received his B.A. from the University of Southern California in 1979.  Mr. Probert brings to our Board significant direct selling experience as well as extensive leadership and operational management skills in global consumer-oriented businesses, which strengthens the Board’s aptitude in these key areas.

D. Wynne Roberts.  Mr. Roberts is the President and Chief Operating Officer of our Company. Prior to his appointment in February 2012, he served as Chairman of the Board for LifeCare Corporation, a Romanian direct selling company from May 2010. Previously, he was Senior Vice President, EMEA (Europe, Middle East and Africa) at Herbalife International Inc. from 2005, President, International of DMX Music Corporation from 2002, and held senior international executive positions at XE Systems Incorporated (a subsidiary of Xerox Corp.) from 1998 and NCR Corporation from 1984. He is a citizen of the U.K., and received his L.L.B., with honors, from the University of Manchester in 1975.

Stephen M. Bunker.  Mr. Bunker is the Executive Vice President, Chief Financial Officer and Treasurer of our Company. Prior to his appointment in March 2006, he served as Vice President of Finance and Treasurer of Geneva Steel Holdings Corporation from 2001. Previously, he was Corporate Controller of Geneva Steel Corporation from 1990. Mr. Bunker is a Certified Public Accountant, and worked for Arthur Andersen for six years. Mr. Bunker received his B.A. in Accounting from Brigham Young University in 1983 and his Masters of Accountancy from Brigham Young University in 1984.

Jamon Jarvis.  Mr. Jarvis is the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of our Company. Prior to his appointment in March 2007, he served as General Counsel and Chief Financial Officer of InterNetwork, Inc. from 2004. Previously, he was Executive Vice President Finance, General Counsel and Corporate Secretary of Spontaneous Technology, Inc. from 2001. Mr. Jarvis received his B.A. in History from Brigham Young University in 1990 and his J.D. from Cornell Law School in 1993.

Employees

We employed 995 individuals as of December 31, 2012. We believe that our relations with our employees are satisfactory.

Available Information

Our principal executive office is located at 2500 West Executive Parkway, Suite 100, Lehi, Utah 84043. Our telephone number is (801) 341-7900 and our Internet website address is www.natr.com. We make available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as practicable after we electronically file these documents with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Code of Conduct Policy and the charters of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

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

Network marketing systems are frequently subject to laws and regulations by various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive practices and to ensure that sales are made to consumers of the products, and that compensation, recognition and advancement within the marketing organization are based upon sales of the products. Failure to comply with these laws and regulations could result in significant penalties. Violations could result from misconduct by an associate, ambiguity in statutes, changes or new laws and regulations affecting our business and court-related decisions. Furthermore, we may be restricted or prohibited from using network marketing plans in some foreign countries. In addition, changes in existing laws or additional regulations could make it difficult to register or sell our products in the countries in which we operate. For example, in Peru, changes in local regulations have restricted our ability to sell a majority of our key products in this market through our traditional direct selling business model. In response to this change in regulations, we are currently selling our products through a wholesale channel.

Our products, business practices and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of our major product groups are subject to regulation by numerous domestic and foreign governmental agencies and authorities. These include the FDA, the FTC, the CPSC, the EPA, the USDA and state regulatory agencies as well as regulatory agencies in the foreign markets in which we operate. These markets have varied regulations which often require us to reformulate products for specific markets, conform product labeling to market regulations and register or qualify products or obtain necessary approvals with the applicable governmental authorities in order to market our products in these markets. Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, limits on advertising, consumer redress, divestitures of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us could materially affect our ability to successfully market our products.

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations. We can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation. Any or all such requirements could increase our costs of operating the business and have a material negative impact on our financial position, results of operations or cash flows.

We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the anti-bribery laws of other jurisdictions. The Company expends significant resources to monitor FCPA compliance by its employees and representatives.  Nevertheless, a finding of FCPA noncompliance could subject the Company to, among other things, penalties and legal expenses, as well as reputational harm, which could have a material adverse effect on its business, financial condition and results of operations.

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

•                  government regulations;

•                  changes to our compensation arrangements, training and support for our independent Distributors; and

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

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. Economic slowdowns in the markets in which we do business and an uncertain economic outlook may adversely affect consumer spending habits and customer traffic, which may result in lower net sales of our products in future periods.  A prolonged global or regional economic downturn could have a material negative impact on our financial position, results of operation or cash flows.

Currency exchange rate fluctuations affect our net revenue and net income.

In 2012, we recognized approximately 57.9 percent of our revenue in markets outside the United States, the majority of which was recognized in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using weighted-average exchange rates. Because a majority of our sales are in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings have in the past been and are likely to continue to be significantly affected by fluctuations in currency exchange rates, with net sales revenue and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. These fluctuations had a generally negative effect on our revenue in 2012, compared to 2011 and 2010, when we experienced an increase in our global net sales as a result of the U.S. dollar weakening against most major currencies.  As our operations grow in countries where foreign currency transactions are made, our operating results will increasingly be subject to the risks of exchange rate fluctuations, and we may not be able to accurately estimate the impact of these changes on our future results of operations or financial condition.

Some of the markets in which we operate may become highly inflationary.

Inflation is another risk associated with our international operations. For example, in 2010 and 2012, Venezuela and Belarus were designated as highly inflationary economies under generally accepted accounting principles in the United States (“U.S. GAAP”). Accordingly, the U.S. dollar became the functional currency for our subsidiaries in Venezuela and Belarus. All gains and losses resulting from the re-measurement of its financial statements and other transactional foreign exchange gains and losses are reflected in its earnings, which could result in volatility within the Company’s earnings, rather than as a component of comprehensive income within shareholders’ equity.

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

For example, as of December 31, 2012, we had approximately $1.7 million in cash denominated in Venezuelan bolivar fuertes (“bolivar”). Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control organization for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends back to the Company. On February 12, 2013, the Venezuelan government announced the devaluation of the bolivar, which resulted in an official exchange rate of 6.3.  However, we had been able to receive approval from the government of Venezuela to obtain U.S. dollars at the previous official exchange rate of 5.3. No assurances can be given that we will continue to receive such approval, or that other markets in which we operate will not enact similar restrictions.

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

We sell our products worldwide to a sales force of independent Distributors who use the products themselves or resell them to other independent Distributors or consumers. Independent Distributors are not employees and operate their own business separate and apart from the Company, and we may not be able to control aspects of their activities that may impact our business. In addition, if local laws and regulations or the interpretation of locals laws and regulations change and require us to treat our independent Distributors as employees, or if our Distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment related taxes and penalties. Our Distributors also operate in jurisdictions where local legislation and governmental agencies require us to collect and remit taxes such as sales tax or value-added taxes. In addition, there is the possibility that some jurisdictions could seek to hold the Company responsible for false product claims or the negligent actions of an independent Distributor. To date, the Company has had no such occurrences.  If the Company were found to be responsible for any of these issues related to our Distributors, it could have a material negative impact on our financial position, results of operations or cash flows.

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

The market price of our common shares is subject to significant fluctuations in response to variations in our quarterly operating results.  Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, market perception or our industry, the activities of our Managers, Distributors and customers, and the level of perceived growth in the industry in which we participate, general trends in the markets for our products, general economic, business and political conditions in the countries and regions in which we conduct our business, currency exchange issues in our foreign markets, changes in government regulation affecting our business, many of which are not within our control.

Unintended negative effects of Distributor promotions or compensation plans.

The payment of volume incentives is our most significant expense. These incentives include commissions, bonuses, and certain awards and prizes based on promotions and incentives. From time to time, we adjust our compensation plan to better manage these incentives as a percentage of net sales. We closely monitor the amount of volume incentives that are paid as a percentage of net sales, and may periodically adjust our compensation plan to prevent volume incentives from having a significant adverse effect on our earnings. In addition to the compensation plan, we frequently design and implement economic and non-economic incentives and promotions to motivate and reward our Distributors. There can be no assurance that changes to the compensation plan, product pricing, or promotions and incentives will be successful in achieving target levels of volume incentives as a percentage of net sales. Furthermore, such programs, promotions or incentives could result in unintended or unforeseen negative economic and non-economic consequences to our business, such as higher than anticipated costs.

Our manufacturing activity is subject to certain risks.

We manufacture approximately 80% of the products sold to our customers at our Spanish Fork, Utah location. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Spanish Fork and our distribution facilities throughout the country. Our manufacturing facilities and distribution facilities are subject to the risk of catastrophic loss due to, among other things, fire, flood, terrorism or other natural or man-made disasters, as well as occurrence of significant equipment failures. If any of these facilities were to experience a catastrophic loss, it would be expected to disrupt our operations and could result in personal injury or property damage, damage relationships with our customers or result in large expenses to repair or replace the facilities or systems, as well as result in other liabilities and adverse impacts.

In addition, we contract with third-party manufacturers to produce some of our vitamins, mineral and other nutritional supplements, personal care products and certain other miscellaneous products in accordance with our specifications and standards. These contract manufacturers are subject to the same risks as our manufacturing facility as noted above. In addition, while we have implemented stringent quality control procedures to verify that our contract manufacturers comply with our specifications and standards, we do not have full control over their manufacturing activities.  Any difficulties, delays and defects in our products resulting from the activities of our contract manufacturers may have an adverse effect on our business and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are located in Lehi, Utah, and consist of approximately 56,000 square feet. These facilities are leased from an unaffiliated third party through a lease agreement which expires in 2017.

Our principal warehousing and manufacturing facilities are housed in a building consisting of approximately 270,000 square feet and located on approximately 10 acres in Spanish Fork, Utah. These facilities are owned by us and support all of our business segments.

We own approximately 60,000 square feet of office and warehouse space in Mexico and approximately 13,000 square feet of office and warehouse space in Venezuela.

We also own approximately 53 acres of undeveloped land in Springville, Utah, and approximately 8 acres of undeveloped land in Provo, Utah.

We lease properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and distribution warehouses in the majority of the countries in which we do business. We believe these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs. During 2012, 2011 and 2010, we incurred approximately $6.1 million, $6.2 million and $6.2 million, respectively, for all of our leased facilities in lease expense.

We believe that our current facilities are adequate for our business operation and that additional space, if required, will be available on commercially reasonable terms for the foreseeable future.

Item 3. Legal Proceedings

The Company is party to various legal proceedings, including those noted below. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations or cash flows for the period in which the ruling occurs and/or future periods. The Company maintains product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock is traded on the NASDAQ Global Market (symbol “NATR”).

The following table summarizes the quarterly high and low market prices of our common stock for the years ended December 31, 2012 and 2011:

	Market Prices
2012	High	Low
First Quarter	$18.00	$13.61
Second Quarter	$16.36	$12.66
Third Quarter	$17.19	$13.63
Fourth Quarter	$18.39	$12.91

	Market Prices
2011	High	Low
First Quarter	$9.25	$7.72
Second Quarter	$19.88	$8.17
Third Quarter	$21.16	$13.80
Fourth Quarter	$18.51	$12.40

The approximate number of shareholders of record of our common shares as of February 28, 2013, was 876. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None.

Dividends

There were 903 shareholders of record as of December 31, 2012. On May 7, 2012, the Company announced that its Board of Directors approved a cash dividend of $0.05 per common share in an aggregate amount of $0.8 million, which was paid on May 29, 2012 to shareholders of record on May 18, 2012.  On August 1, 2012, the Company announced that its Board of Directors approved a cash dividend of $0.05 per common share in an aggregate amount of $0.8 million, which was paid on August 23, 2012 to shareholders of record on August 13, 2012.  On November 2, 2012, the Company announced that its Board of Directors approved a cash dividend of $0.05 per common share in an aggregate amount of $0.8 million, which was paid on November 26, 2012 to shareholders of record on November 15, 2012.

The declaration of future dividends is subject to the discretion of the Company’s Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding the Company’s equity compensation plans as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,781,184	$11.81	1,069,144
Equity compensation plans not approved by security holders (2)	2,500	11.85	—
Total	1,783,684	$11.81	1,069,144

(1)         Consists of three plans:  The Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), the Nature’s Sunshine Products, Inc. 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the Nature’s Sunshine Products, Inc. 1995 Stock Option Plan (the “1995 Option Plan”). The 2012 Incentive Plan was approved by shareholders on August 1, 2012. The 2009 Incentive Plan was approved by shareholders on November 6, 2009. The terms of these plans are summarized in Note 12, “Capital Transactions”, of the Notes to Consolidated Financial Statements in Item 8, Part 2 of this report.

(2)         During the year ended December 31, 2007, the Company issued nonqualified options to purchase shares of common stock outside of any shareholder approved stock incentive plan. The terms of these nonqualified options to purchase shares of common stock are summarized in Note 12, “Capital Transactions”, of the Notes to Consolidated Financial Statements, in Item 8, Part 2 of this report.

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2007, along with the composite prices of companies listed on the NASDAQ Stock Market and our peer group. Standard & Poor’s Investment Services has provided us with this information. The comparisons in the graph are required by regulations of the SEC, and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies in our peer group are Herbalife International, Inc., NuSkin Enterprises, Inc. and USANA Health Sciences, Inc.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Nature’s Sunshine Products, Inc.	$100.00	$65.95	$92.33	$97.09	$167.80	$158.10
NASDAQ Index	100.00	59.03	82.25	97.32	98.63	110.78
Peer Group	100.00	62.72	120.22	176.92	260.52	185.68

Item 6. Selected Financial Data

The selected financial data presented below is summarized from our results of consolidated operations for each of the five years in the period ended December 31, 2012, as well as selected consolidated balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008.

During the year ended December 31, 2012, the Company changed its method of accounting to present shipping and handling costs related to the sale of the Company’s products together with the cost of sales in the consolidated statement of operations. These shipping and handling costs have previously been presented by the Company as part of selling, general and administrative expenses. This change has been made retrospectively to all periods presented in the Company’s financial statements. In connection with the change in presentation, the Company also changed its definition of shipping and handling costs to include expenses of the Company’s distribution facilities to prepare products for shipment. Previously, the Company defined shipping and handling costs as costs incurred for a third-party shipper to transport products to the customer. This presentation is preferable as it better matches all the costs directly associated with generating revenue and therefore better presents gross margin, and this financial statement presentation will be more comparable to the Company’s peer group.  The only impact on the Company’s financial statements was to increase cost of sales and decrease selling, general, and administrative in the consolidated statement of operations.  The impact of this change in accounting principle was to increase cost of sales and decrease selling, general and administrative expenses by $21.6 million for the year ended December 31, 2012. The impact of this change in accounting principle on cost of sales and selling, general and administrative expenses for the four years ended December 31, 2011 was $20.0 million, $20.2 million, $19.6 million and $20.3 million, respectively.

(Dollar and Share Amounts in Thousands, Except for Per Share Information and Other Information)

Consolidated Statement of Operations Data

	Year Ended December 31,
	2012	2011	2010	2009	2008

Net sales revenue	$367,468	$367,813	$349,918	$342,111	$372,065
Cost of sales	(93,324)	(89,409)	(89,264)	(88,093)	(91,915)
Gross profit	274,144	278,404	260,654	254,018	280,150

Operating expenses:
Volume incentives	133,267	133,883	130,367	126,105	139,689
Selling, general and administrative	106,861	109,606	119,024	115,480	133,638
Contract termination costs	—	14,750	—	—	—
	240,128	258,239	249,391	241,585	273,327
Operating income	34,016	20,165	11,263	12,433	6,823
Other income, net	1,480	1,847	2,727	2,331	2,692
Income before income taxes	35,496	22,012	13,990	14,764	9,515
Provision for income taxes	10,116	4,411	5,521	8,210	8,306
Net income from continuing operations	25,380	17,601	8,469	6,554	1,209
Loss from discontinued operations	—	—	(9,702)	(439)	(3,047)
Net income (loss)	$25,380	$17,601	$(1,233)	$6,115	$(1,838)

Consolidated Balance Sheet Data

	December 31,
	2012	2011	2010	2009	2008

Cash and cash equivalents	$79,241	$58,969	$47,604	$35,538	$34,853
Working capital	83,943	57,305	41,370	33,523	30,200
Current ratio	2.37	1.85	1.63	1.49	1.39
Inventories	43,280	41,611	36,235	40,623	39,558
Property, plant and equipment, net	27,950	25,137	27,391	28,757	30,224
Total assets	193,919	175,811	159,415	156,139	164,276
Long-term liabilities	16,893	20,575	25,865	31,175	32,679
Total shareholders’ equity	115,636	87,438	68,382	57,095	53,677

Summary Cash Flow Information

	December 31,
	2012	2011	2010	2009	2008

Operating activities	$26,651	$3,908	$16,150	$927	$772
Investing activities	(2,989)	(1,679)	(5,909)	(297)	(6,759)
Financing activities	(3,133)	9,588	132	(776)	(3,102)

Common Share Summary

	December 31,
	2012	2011	2010	2009	2008

Cash dividend per share	$0.15	$—	$—	$0.05	$0.20
Basic and diluted earnings per share
Basic weighted average number of shares	15,648	15,550	15,515	15,510	15,510
Diluted weighted average number of shares	15,987	15,695	15,605	15,512	15,510
Basic
Net income from continuing operations	$1.62	$1.13	$0.55	$0.42	$0.08
Loss from discontinued operations	$—	$—	$(0.63)	$(0.03)	$(0.20)
Net income (loss)	$1.62	$1.13	$(0.08)	$0.39	$(0.12)
Diluted
Net income from continuing operations	$1.59	$1.12	$0.54	$0.42	$0.08
Loss from discontinued operations	$—	$—	$(0.62)	$(0.03)	$(0.20)
Net income (loss)	$1.59	$1.12	$(0.08)	$0.39	$(0.12)

Other Information

	December 31,
	2012	2011	2010	2009	2008

Square footage of property in use	768,513	763,389	750,390	750,610	731,277
Number of employees	995	1,003	1,073	1,191	1,183

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

During the year ended December 31, 2012, the Company changed its method of accounting to present shipping and handling costs related to the sale of the Company’s products together with the cost of sales in the consolidated statement of operations. These shipping and handling costs have previously been presented by the Company as part of selling, general and administrative expenses. This change has been made retrospectively to all periods presented in the Company’s financial statements. In connection with the change in presentation, the Company also changed its definition of shipping and handling costs to include expenses of the Company’s distribution facilities to prepare products for shipment. Previously, the Company defined shipping and handling costs as costs incurred for a third-party shipper to transport products to the customer. This presentation is preferable as it better matches all the costs directly associated with generating revenue and therefore better presents gross margin, and this financial statement presentation will be more comparable to the Company’s peer group.  The only impact on the Company’s financial statements was to increase cost of sales and decrease selling, general, and administrative in the consolidated statement of operations.  The impact of this change in accounting principle was to increase cost of sales and decrease selling, general and administrative expenses by $21.6 million for the year ended December 31, 2012. The impact of this change in accounting principle on cost of sales and selling, general and administrative expenses for the four years ended December 31, 2011 was $20.0 million, $20.2 million, $19.6 million and $20.3 million, respectively. The following discussion, including statements relating to the results of operations in fiscal years 2011 and 2010, reflect the change in accounting principle of our consolidated financial statement for prior years as noted above.

OVERVIEW

Our Business, Industry and Target Market

Nature’s Sunshine Products, Inc., together with its subsidiaries, is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent Managers and Distributors who use the products themselves or resell them to other Distributors or customers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies.

The Company has three business segments that are divided based on the different characteristics of their Distributor bases, marketing and Distributor compensation plans and product formulations, as well as the internal organization of our officers and their responsibilities and business operations.  Two business segments operate under the Nature’s Sunshine Products brand (NSP Americas, Asia Pacific and Europe and NSP Russia, Central and Eastern Europe), and one operates under the Synergy WorldWide brand.

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

In 2012, we experienced a decrease in our consolidated net sales of 0.1 percent. Synergy WorldWide net sales increased approximately 7.2 percent compared to the same period in 2011 (or 10.6 percent in local currencies excluding the negative impact of foreign currency fluctuations). NSP Americas, Asia Pacific and Europe net sales decreased approximately 3.7 percent compared to the same period in 2011 (or a decrease in local currency net sales of 3.3 percent excluding the negative impact of foreign currency fluctuations). NSP Russia, Central and Eastern Europe net sales increased approximately 1.5 percent compared to the same period in 2011. Our most significant sales revenue growth was from our Synergy businesses in Europe and Korea during 2012. Gains in these markets were partially offset, principally by decreases in our NSP Mexico, NSP and Synergy Japan, NSP Peru and Synergy North American markets.

Selling, general and administrative costs as a percentage of net sales revenue for 2012 decreased to 29.1 percent from 29.8 percent in the prior year. primarily as a result of the reduction of our royalty costs related to our Russian business as described below, and our successful efforts to reduce operating costs in all of our operating segments.

Primarily as a result of reductions of our royalty costs related to our Russian business and onetime contract termination costs of $14.7 million related to the NutriPlus settlement in 2011, our consolidated operating income for 2012 increased to 9.3 percent of net sales revenue from 5.5 percent in the prior year.

We distribute our products to consumers through an independent sales force comprised of independent Managers and Distributors. Typically a person who joins our independent sales force begins as a Distributor. A Distributor interested in earning additional income by committing more time and effort to selling our products may earn Manager status, which is contingent upon attaining certain purchase levels, recruiting additional Distributors and demonstrating leadership abilities. On a worldwide basis, active Managers were approximately 16,600 and 16,800 and active Distributors and customers were approximately 333,400 and 340,100 at December 31, 2012 and 2011, respectively. We anticipate that the number of Distributors and customers will increase if our existing business grows and we enter new international markets, and if current Managers and Distributors expand their networks and grow their businesses.

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

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed, generally, when the merchandise has been delivered. The amount of the volume incentive is determined based upon the amount of qualifying purchases in a given month. It is necessary for us to make estimates about the timing of when merchandise has been delivered. These estimates are based upon our historical experience related to time in transit, timing of when shipments occurred and shipping volumes. Amounts received for undelivered merchandise are recorded as deferred revenue. From time to time, our U.S. operations extend short-term credit associated with product promotions. In addition, for certain of our international operations, we offer credit terms consistent with industry standards within the country of operation. Payments to Managers and Distributors for sales incentives or rebates related to individual purchases are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales. Membership fees are deferred and amortized as revenue over the life of the membership, primarily one year. Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

A reserve for product returns is recorded based upon historical experience.  We allow Managers or Distributors to return the unused portion of products within 90 days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more restrictive.  Sales returns for the years 2012, 2011 and 2010, were approximately $2.2 million, $0.6 million and $0.6 million, respectively.

Accounts Receivable Allowances

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

Investments

Our available-for-sale investment portfolio is recorded at fair value and consists of various securities such as state and municipal obligations, U.S. government security funds, short-term deposits and various equity securities. These investments are valued using (a) quoted prices for identical assets in active markets or (b) from significant inputs that are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Our trading portfolio is recorded at fair value and consists of various marketable securities that are valued using quoted prices in active markets.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. We did not consider any of our long-lived assets to be impaired during the years ended December 31, 2012, 2011 or 2010.

Incentive Trip Accrual

We accrue for expenses associated with our direct sales marketing program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including Company conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued incentive trip costs of approximately $4.6 million and $5.0 million at December 31, 2012 and 2011, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 14, “Commitment and Contingencies”, of the Notes to Consolidated Financial Statements, in Item 8, Part 2 of this report.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the Company’s consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by the Company when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2012 and 2011, we had recorded valuation allowances of $8.1 million and $9.8 million, respectively, as offsets to our net deferred tax assets.

As of December 31, 2012, we had foreign income tax net operating loss carryforwards of $4.2 million, which will expire at various dates from 2013 through 2022. The Company had approximately $4.4 million of foreign tax credits, most of which expire in 2020.

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

Share-Based Compensation

We recognize all share-based payments to Directors and employees, including grants of stock options and restricted stock units, to be recognized in the statement of operations based on their grant-date fair values. We record compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. We estimated forfeiture rate is based upon historical experience.

PRESENTATION

Net sales revenue represents net sales including shipping and handling revenues offset by volume rebates given to Managers, Distributors and customers. Volume rebates as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict rebates. We also offer reduced volume rebates with respect to certain products and promotions worldwide.

Our international operations have provided and will continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we also compare the percent change in net sales from one period to another period by excluding the effects of foreign currency exchange as shown below. Net sales excluding the impact of foreign exchange fluctuations is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting the impact of foreign currency fluctuations is useful to investors because it allows a more meaningful comparison of net sales of our foreign operations from period to period. However, net sales excluding the impact of foreign currency fluctuations should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP.

Our gross profit consists of net sales less cost of sales, which represents our manufacturing costs, the price we pay to our raw material suppliers and manufacturers of our products and duties and tariffs as well as shipping and handling costs related to product shipments.

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

Selling, general and administrative expenses represent our operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, Distributor marketing, occupancy costs, communication costs, bank fees, depreciation and amortization, and other miscellaneous operating expenses.

Most of our sales to Distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate transaction losses on intercompany transactions. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Net sales revenue	100.0%	100.0%	100.0%
Cost of sales	(25.4)	(24.3)	(25.5)
Gross profit	74.6	75.7	74.5

Operating expenses:
Volume incentives	36.2	36.4	37.3
Selling, general and administrative	29.1	29.8	34.0
Contract termination costs	—	4.0	—
	65.3	70.2	71.3

Operating income	9.3	5.5	3.2

Other income:
Interest and other income, net	0.4	0.4	0.1
Interest expense	(0.1)	—	—
Foreign exchange gains, net	0.1	0.1	0.7
	0.4	0.5	0.8

Income before provision for income taxes	9.7	6.0	4.0
Provision for income taxes	2.8	1.2	1.6

Net income from continuing operations	6.9	4.8	2.4
Loss from discontinued operations, net of tax	—	—	(2.8)

Net income (loss)	6.9%	4.8%	(0.4)%

Year Ended December 31, 2012, as Compared to the Year Ended December 31, 2011

Net Sales Revenue

The following table summarizes the changes in our net sales revenue by operating segment for the fiscal years ended December 31, 2012 and 2011.

	Net Sales Revenue by Operating Segment
	2012	2011	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$153,108	$155,847	(1.8)%	$(162)	(1.7)%
NSP Latin America	45,756	49,563	(7.7)	(586)	(6.5)
NSP Other	10,081	11,502	(12.4)	(55)	(11.9)
	208,945	216,912	(3.7)	(803)	(3.3)

NSP Russia, Central and Eastern Europe	$57,853	$56,986	1.5%	$(60)	1.6%

Synergy WorldWide:
Synergy North America	$18,544	$21,234	(12.7)%	$—	$(12.7)%
Synergy Asia Pacific	55,548	50,396	10.2	(1,000)	12.2
Synergy Europe	26,578	22,285	19.3	(2,197)	29.1
	100,670	93,915	7.2	(3,197)	10.6

	$367,468	$367,813	(0.1)%	$(4,060)	$1.0%

Consolidated net sales revenue for the year ended December 31, 2012 was $367.5 million compared to $367.8 million in 2011, a decrease of approximately 0.1 percent. We experienced a $4.1 million unfavorable impact in foreign currency exchange rate fluctuation in 2012, and our consolidated net sales revenue would have increased slightly from 2011 but for such negative impact. The decrease in net sales revenue for the year ended December 31, 2012 compared to the same period in 2011 is primarily due to a decline of net sales in our NSP Americas, Asia Pacific and Europe segment and was partially offset by improvements of net sales in our NSP Russia, Central and Eastern Europe and Synergy WorldWide segments.

NSP Americas, Asia Pacific and Europe

Net sales revenue related to NSP Americas, Asia Pacific and Europe for the year ended December 31, 2012 was $208.9 million compared to $216.9 million for the same period in 2011, a decrease of 3.7 percent. Fluctuation in foreign exchange rates had a $0.8 million unfavorable impact on net sales for the year ended December 31, 2012. Active Managers within NSP Americas, Asia Pacific and Europe totaled approximately 8,100 and 8,700 at December 31, 2012 and 2011, respectively. Active Distributors and customers within NSP Americas, Asia Pacific and Europe totaled approximately 153,000 and 165,600 at December 31, 2012 and 2011, respectively. Managers and Distributors within NSP Americas, Asia Pacific and Europe are predominantly practitioners of nutritional supplement therapies and retailers and consumers of our products. Segment net sales revenue and the number of Managers, Distributors and customers decreased primarily due to lower recruiting in the NSP United States and Mexico markets and a change in operating model in the NSP Peru market in response to changing local regulations.

Notable activity in the following markets contributed to the results of NSP Americas, Asia Pacific and Europe:

The United States market includes both English and Spanish language sales divisions, of which the English language division is approximately 80 percent of segment net sales revenue. Our English language division net sales revenue decreased $2.0 million for the year ended December 31, 2012, or 1.8 percent, compared to the same period in 2011. Our Spanish language division net sales revenue decreased $0.1 million, or 0.3 percent, for the year ended December 31, 2012, compared to the same period in 2011. We continue to be adversely affected by lower sales to Managers and lower recruiting in both divisions. We are continuing our efforts to return to growth through training, new products and incentive programs, while at the same time ensuring stability in sales to existing Distributors and customers.

In Mexico, net sales revenues decreased approximately $1.4 million, or 11.4 percent, for the year ended December 31, 2012, compared to the same period in 2011. In local currency, net sales decreased 6.0 percent, compared to the same period in 2011. Fluctuations in foreign exchange rates had a $0.6 million unfavorable impact on net sales for the year ended December 31, 2012. The decrease in sales is due to lower Manager and Distributor activity. As a result, the local management team is currently being strengthened and a new business model is being developed.

In Peru, net sales revenues decreased approximately $2.4 million, or 63.0 percent, for the year ended December 31, 2012, compared to the same period in 2011. In local currency, net sales decreased 64.5 percent, respectively, compared to the same period in 2011. Fluctuations in foreign exchange rates had a $0.1 million favorable impact on net sales for the periods. The decrease in net sales is due to a change in local regulations that has restricted our ability to sell a majority of our key products in this market through our traditional direct selling business model. In response to this change in regulations, we are currently selling our products through a wholesale channel and continue to evaluate our product mix and selling model for Peru.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (Russia, the Ukraine, Belarus and several other Eastern European nations) for the year ended December 31, 2012 was $57.9 million compared to $57.0 million for the same period in 2011, an increase of 1.5 percent. In local currency, net sales increased 1.6 percent, respectively, compared to the same period in 2011. Fluctuations in foreign exchange rates had a $0.1 million unfavorable impact on net sales for the periods. The Russian markets continue to build on the momentum as a result of improved Manager and Distributor recruiting efforts and Distributor engagement. Active Managers within NSP Russia, Central and Eastern Europe totaled approximately 5,600 and 5,400 at December 31, 2012 and 2011, respectively. Active Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 125,800 and 122,800 at December 31, 2012 and 2011, respectively. NSP Russia, Central and Eastern Europe’s business model is more oriented to a network marketing approach.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the year ended December 31, 2012 of $100.7 million, compared to $93.9 million for the same period in 2011, an increase of 7.2 percent. In local currencies, net sales increased 10.6 percent for the year ended December 31, 2012, compared to the same period in 2011. Fluctuations in foreign exchange rates had a $3.2 million unfavorable impact on net sales for the year ended December 31, 2012. Active Managers within Synergy WorldWide totaled approximately 2,900 and 2,700 at December 31, 2012 and 2011, respectively. Active Distributors and customers within Synergy WorldWide totaled approximately 54,600 and 51,700 at December 31, 2012 and 2011, respectively. Synergy WorldWide’s business model is operating under a traditional network marketing approach.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In Europe, net sales revenues increased approximately $4.3 million, or 19.3 percent, for the year ended December 31, 2012, compared to the same period in 2011. In local currency, net sales increased 29.1 percent for the year ended December 31, 2012, compared to the same period in 2011.  Fluctuations in foreign exchange rates had a $2.2 million unfavorable impact on net sales for the year ended December 31, 2012. Strong Distributor leadership in recruiting and training efforts continues to effectively build our Distributor base thereby driving increased market penetration. The sales increase was offset due to restrictions by the Norwegian food authority on the shipment of goods to Norwegian Distributors for a period beginning in late November 2012 and ending in late December 2012, when all issues were resolved with the Norwegian authorities. Shipments recommenced at the beginning of January 2013.

In Korea, net sales revenues increased approximately $7.7 million, or 38.2 percent, for the year ended December 31, 2012, compared to the same period in 2011. In local currency, net sales increased 40.8 percent for the year ended December 31, 2012, compared to the same period in 2011.  Fluctuations in foreign exchange rates had a $0.5 million unfavorable impact on net sales for the year ended December 31, 2012. Net sales growth is due to continued collaboration between the Company and key Distributor leadership in developing sales groups with a strong selling system and a broad product line that is well accepted in Korea.

In Japan, net sales revenues decreased approximately $4.9 million, or 31.6 percent, for the year ended December 31, 2012, compared to the same period in 2011.  Fluctuations in foreign exchange rates had a nominally unfavorable impact on net sales for the year ended December 31, 2012. The decrease in net sales is partially due to the challenging Japanese direct selling market. In addition, unusually high product returns during the first quarter of 2012 related to a specific promotion that contributed significantly to reduced net sales revenue for the year. Product returns were not related to product quality and have since returned to normal low return rates. Net sales have stabilized and maintained a consistent level since May 2012.

In North America, net sales revenues decreased approximately $2.7 million, or 12.7 percent, for the year ended December 31, 2012, compared to the same period in 2011. The lack of recruiting, retention and training efforts has been the primary driver for this decrease. Upcoming growth initiatives are being modeled to effectively spark further recruiting, retention and training activity.

Further information related to our business segments is set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue increased to 25.4 percent in 2012, compared to 24.3 percent in 2011.   These increases are primarily due to increased raw material costs, product and material write-offs, changes in product mix between markets and increased importation fees related to higher transfer prices within some of our markets. While the Company intends to seek continued cost reductions where possible, pricing pressure on raw materials, fuel costs and other factors could adversely affect our ability to reduce or maintain our current cost of sales rate in the future.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program, and represent commission payments made to our independent Managers and Distributors. These payments are designed to provide incentives for reaching higher product sales levels and for recruiting additional Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place and the sales mix in our various markets.  Volume incentives as a percent of net sales revenue decreased to 36.2 percent in 2012, compared to 36.4 percent in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 29.1 percent of net sales revenue in 2012, compared to 29.8 percent in 2011, or by approximately $2.7 million to $106.9 million in 2012.

Significant increases to selling, general and administrative expenses during 2012 compared to the same period in 2011 included:

•                  $3.0 million of increased compensation related costs to the United States;

•                  $1.9 million of increased variable costs related to the sales growth of Synergy WorldWide in Europe and Korea; and

•                  $0.5 million of increased non-income tax reserves.

Significant decreases to selling, general and administrative expenses during 2012 compared to the same period in 2011 included:

•                  $2.9 million of decreased royalty costs related to NSP Russia, Central and Eastern Europe as a result of the NutriPlus LLC settlement;

•                  $2.0 million decrease in variable costs related to lower sales in our NSP U.S. and Japan markets and Synergy Japan markets;

•                  $1.4 million of decreased professional fees related to our Russian business that were incurred in 2011 as a result of the NutriPlus LLC settlement;

•                  $0.9 million of decreased administrative costs due to U.S. convention, incentrive trips and promotion costs;

•                  $0.6 million of decreased professional fees related to the United States; and

•                  $0.6 million of favorable currency fluctuations.

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

On July 8, 2011, the Company and NutriPlus entered into a settlement agreement, in which the Company agreed to pay NutriPlus $21.7 million for the release of all past and future royalty obligations.  Of the $21.7 million, the Company applied $7.0 million toward previously accrued and expensed but unpaid royalties, and $14.7 million in exchange for the contract termination and extinguishment of future royalty obligations. Due to the NutriPlus settlement in 2011, we eliminated an estimated $5.7 million in annual royalty costs in 2012.

Income Taxes

Our effective income tax rate was 28.5 percent for 2012, compared to 20.0 percent for 2011. The effective rate for 2012 differed from the federal statutory rate of 35.0 percent primarily due to the following:

(i)

Adjustments to valuation allowances decreased the effective rate by 3.9 percent in 2012. Included were adjustments for the removal of domestic valuation allowances on foreign tax credits, as well as the effect of valuation allowances of foreign deferred tax assets.

(ii)

The impact of a decrease in the blended state rate between 2011 and 2012 led to a 2.7 percent increase to the effective rate in 2012. A decrease in the blended state rate causes a permanent difference relating to the state deferred tax assets.

(iii)

Foreign tax rate differentials that incrementally affect the federal statutory rate decreased the effective tax rate by approximately 2.3 percent in 2012. This is primarily due to differences between the lower statutory rates in foreign entities compared to the U.S. statutory rate of 35 percent.

As a net result of these and other differences, the effective tax rate for 2012 was less than the statutory rate of 35.0 percent for the year ended December 31, 2012.

Adjustments relating to the U.S. impact of foreign operations increased the effective tax rate by 0.2 percentage points in 2012 and decreased the effective tax rate by 15.1 percentage points in 2011. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits and adjustments relating to the unremitted earnings calculations under applicable U.S. GAAP. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2012	2011
Dividends received from foreign subsidiaries	4.5%	26.2%
Foreign tax credits	(4.0)	(33.1)
Unremitted earnings	(0.3)	(8.2)
Total	0.2%	(15.1)%

From 2011 to 2012, the changes in components of the U.S. tax impact of foreign operations were significant. The primary reason the dividends received from foreign subsidiaries, the foreign tax credits and the unremitted earnings decreased were due to a reduction in repatriation of foreign earnings to the U.S. from 2011 to 2012.

Changes to the effective rate due to dividends received from foreign subsidiaries, impact of foreign tax credits and unremitted earnings calculation are expected to be recurring; however, depending on various factors, the changes may be favorable or unfavorable for a particular period. Given the large number of jurisdictions in which the Company does business and the number of factors that can impact effective tax rates in any given year, this rate is likely to reflect significant fluctuations from year-to-year.

Year Ended December 31, 2011, as Compared to the Year Ended December 31, 2010

Net Sales Revenue

The following table summarizes the changes in our net sales revenue by operating segment for the fiscal years ended December 31, 2011 and 2010.

	Net Sales Revenue by Operating Segment
	2011	2010	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$155,847	$159,195	(2.1)%	$599	(2.5)%
NSP Latin America	49,563	52,716	(6.0)	(615)	(4.8)
NSP Other	11,502	13,302	(13.5)	814	(19.7)
	216,912	225,213	(3.7)	798	(4.0)

NSP Russia, Central and Eastern Europe	$56,986	$56,141	1.5%	$12	1.5%

Synergy WorldWide:
Synergy North America	$21,234	$15,225	39.5%	$—	39.5%
Synergy Asia Pacific	50,396	41,090	22.6	2,916	15.6
Synergy Europe	22,285	12,249	81.9	1,038	73.5
	93,915	68,564	37.0	3,954	31.2

	$367,813	$349,918	5.1%	$4,764	3.8%

Consolidated net sales revenue for the year ended December 31, 2011 was $367.8 million compared to $349.9 million in 2010, an increase of approximately 5.1 percent. Fluctuation in foreign exchange rates had a $4.8 million favorable impact on net sales for the year ended December 31, 2012. The increase in net sales revenue for the year ended December 31, 2011 compared to the same period in 2010, is primarily due to improvements in our NSP Russia, Central and Eastern Europe and Synergy WorldWide segments, and was partially offset by a decline in our NSP Americas, Asia Pacific and Europe segment.

NSP Americas, Asia Pacific and Europe

Net sales revenue related to NSP Americas, Asia Pacific and Europe for the year ended December 31, 2011 was $216.9 million compared to $225.2 million for the same period in 2010, or a decrease of 3.7 percent.  In local currencies, net sales decreased 4.0 percent, compared to the same period in 2010. Fluctuation in foreign exchange rates had a $0.8 million favorable impact on net sales for the year ended December 31, 2011. Active Managers within NSP Americas, Asia Pacific and Europe totaled approximately 8,700 and 9,300 at December 31, 2011 and 2010, respectively. Active Distributors and customers within NSP Americas, Asia Pacific and Europe totaled approximately 165,600 and 181,600 at December 31, 2011 and 2010, respectively. NSP Americas, Asia Pacific and Europe Managers and Distributors are predominantly practitioners of nutritional supplement therapies, as well as retailers and consumers of our products, a segment that continued to be adversely affected by the economic downturn. Net sales revenue also decreased compared to the same period in the prior year due to the cancellation of some less profitable promotional programs.

Notable activity in the following markets contributed to the results of NSP Americas, Asia Pacific and Europe:

The United States market includes both English and Spanish language sales divisions, of which the English language division is approximately 80 percent of segment net sales revenue. Our English language division net sales revenue decreased $1.6 million for the year ended December 31, 2011, or 1.5 percent, compared to the same period in 2010. Our Spanish language division net sales revenue decreased $0.5 million, or 1.7 percent, for the year ended December 31, 2011, compared to the same period in 2010. While both the English and Spanish Divisions have been adversely affected by the poor economic environment, the cancellation of some less profitable promotional programs had a more significant impact on our Spanish Division.

In Japan, net sales revenues decreased approximately $0.7 million, or 8.9 percent, for the year ended December 31, 2011, respectively, compared to the same period in 2010. In local currency, net sales decreased 17.7 percent, respectively, compared to the same period in 2010. Fluctuations in foreign exchange rates had a $0.7 million favorable impact on net sales for the year ended December 31, 2011. The decrease in local currency sales was partially due to the earthquake, tsunami and subsequent nuclear disasters in the spring of 2011, which suppressed consumer confidence and spending and made it difficult to ship ordered products, as well as to retain active Distributors.

In Mexico, net sales revenues decreased approximately $2.4 million, or 16.9 percent, for the year ended December 31, 2011, compared to the same periods in 2010. In local currency, net sales decreased 18.3 percent, compared to the same period in 2010. Fluctuations in foreign exchange rates had a $0.2 million favorable impact on net sales for the year ended December 31, 2011. The decrease in local currency net sales was principally due to the continuing effects of a tax law interpretation by the Mexican taxing authority requiring the collection of value-added tax on all of our products sold in Mexico and our compliance with this interpretation.

In the Dominican Republic, net sales revenues decreased approximately $1.4 million, or 35.9 percent, for the year ended December 31, 2011, respectively, compared to the same period in 2010. The decrease in sales was due in part to the elimination of promotional programs and events which historically had promoted sales growth, but did not produce profitable results.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (Russia, the Ukraine, Belarus and several other Eastern European nations), for the year ended December 31, 2011 was $57.0 million compared to $56.1 million for the same period in 2010, an increase of 1.5 percent. Excluding Belarus, net sales revenues increased approximately $3.1 million or 6.4 percent, for the year ended December 31, 2011. The Russian markets (excluding Belarus) continued to build on the momentum gained in the prior year as a result of improved Manager and Distributor recruiting efforts and strengthening economies in the region. However, this growth had been slowed by a growing debt crisis in Belarus, which had adversely affected NSP Russia, Central and Eastern Europe’s Belarusian Distributors’ ability to obtain foreign currency to purchase our products. Active Managers within NSP Russia, Central and Eastern Europe totaled approximately 5,400 and 5,400 at December 31, 2012 and 2011, respectively. Active Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 122,800 and 123,400 at December 31, 2012 and 2011, respectively.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the year ended December 31, 2011 of $93.9 million, compared to $68.6 million for the same period in 2010, an increase of 37.0 percent. In local currencies, net sales increased 31.2 percent for the year ended December 31, 2011, compared to the same period in 2010. Fluctuations in foreign exchange rates had a $3.9 million favorable impact on net sales for the year ended December 31, 2011. The increase in net sales was primarily due to growth in Synergy WorldWide’s United States, Korean and European markets, offset by sales declines in its Japan and Indonesia markets. Active Managers within Synergy WorldWide totaled approximately 2,700 and 2,300 at December 31, 2011 and 2010, respectively. Active Distributors and customers within Synergy WorldWide totaled approximately 51,700 and 45,100 at December 31, 2011 and 2010, respectively. Synergy WorldWide’s business model is a traditional network marketing approach.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In North America, net sales revenues increased approximately $6.0 million, or 39.5 percent, for the year ended December 31, 2011, compared to the same period in 2010. Synergy WorldWide’s growth within the United States was due to effective Company and Manager sales and marketing efforts of a well-accepted product offering, which has resulted in the growth of its U.S. Distributor base through recruiting and retention.

In Europe, net sales revenues increased approximately $10.0 million, or 81.9 percent, for the year ended December 31, 2011, compared to the same period in 2010. In local currency, net sales increased 73.5 percent for the year ended December 31, 2011, compared to the same period in 2010.  Fluctuations in foreign exchange rates had a $1.0 million favorable impact on net sales for the year ended December 31, 2011. Strong Distributor leadership and Distributor-driven marketing and development continued to drive increased market penetration primarily within the relatively new markets of Austria, Finland, Norway and Sweden.

In Korea, net sales revenues increased approximately $9.0 million, or 79.6 percent, for the year ended December 31, 2011, compared to the same period in 2010. In local currency, net sales increased 71.7 percent for the year ended December 31, 2011, compared to the same period in 2010.  Fluctuations in foreign exchange rates had a $0.9 million favorable impact on net sales for the year ended December 31, 2011. Synergy WorldWide’s growth in Korea was due to productive joint Company and Manager efforts to develop sales groups as well as a broader product line that is well accepted in the market.

In Japan, net sales revenues decreased approximately $0.6 million, or 3.7 percent, for the year ended December 31, 2011, compared to the same period in 2010.  In local currency, net sales decreased 12.4 percent for the year ended December 31, 2011, compared to the same period in 2010. Fluctuations in foreign exchange rates had a $1.4 million favorable impact on net sales for the year ended December 31, 2011. The decrease in local currency sales was partially due to the recent earthquake, tsunami and subsequent nuclear disasters in the spring of 2011, which suppressed consumer confidence and spending and made it difficult to ship ordered products, as well as to recruit and retain active Distributors.

Further information related to our business segments is set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue decreased to 24.3 percent in 2011, compared to 25.5 percent in 2010.   These decreases were primarily due to reductions in product and material write-offs, changes in product mix between markets and lower raw material costs, partially offset by increased importation fees related to higher transfer prices within some of our foreign markets.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program, and represent commission payments made to our independent Managers and Distributors. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place and the sales mix in our various operations.  Volume incentives as a percent of net sales revenue decreased to 36.4 percent in 2011, compared to 37.3 percent in 2010.  The decreases were primarily due to reductions in volume incentive rates due to our lower Manager and Distributor base within NSP Americas, Asia Pacific and Europe and an increase in product purchases that pay a lower sales commission rate in Synergy WorldWide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to 29.8 percent of net sales revenue in 2011, compared to 34.0 percent in 2010, or by approximately $9.4 million to $109.6 million in 2011.

Significant increases to selling, general and administrative expenses during the year ended December 31, 2011 compared to the same period in 2010 included:

•                  $3.7 million of increased variable costs related to the sales growth of Synergy WorldWide in Europe, Korea and the United States as well as the NSP Russia, Central and Eastern European markets;

•                  $2.9 million of performance-based stock compensation costs; and

•                  $1.5 million of unfavorable currency fluctuations.

Significant decreases to selling, general and administrative expenses during the year ended December 31, 2011, compared to the same period in 2010 included:

•                  $6.7 million of cost reductions in many of our foreign markets related to changes in leases and compensation costs;

•                  $2.6 million of decreased royalty costs related to our the NSP Russia, Central and Eastern Europe markets as a result of the NutriPlus settlement;

•                  $2.4 million related to our U.S. healthcare costs;

•                  $1.7 million of decreased U.S. compensation and other benefit related costs;

•                  $1.9 million of non-recurring severance costs related to changes in management and overall personnel reductions worldwide in the prior year;

•                  $1.1 million of decreased administrative costs in U.S. convention and promotion related costs due to the differences in event qualification periods between years; and

•                  $0.8 million of decreased non-income tax reserves between years.

Contract Termination Costs

On July 8, 2011, we entered into a settlement agreement with NutriPlus, from whom we acquired certain assets in 1999 in order to establish our Russian business, and to whom we agreed to pay a percentage of net sales in our Russian business in the form of a royalty payment, wherein both parties settled all claims in the arbitration, and bore their own costs associated with the arbitration. As a result of the settlement, the Company agreed to pay NutriPlus $21.7 million for the release of all past and future obligations. Of the $21.7 million, the Company applied $7.0 million toward previously accrued but unpaid royalties (which had been previously expensed), and $14.7 million in exchange for the contract termination and extinguishment of future royalty obligations in 2011.

For the year ended December 31, 2010, the Company recorded and expensed royalty payments to NutriPlus of approximately $5.6 million (included in selling, general and administrative expenses), which was approximately 10.0 percent of NSP Russia, Central and Eastern Europe’s revenue and 1.6 percent of the Company’s consolidated revenue. For the year ended December 31, 2011, the Company recorded and expensed royalty payments to NutriPlus of approximately $2.9 million, which was approximately 5.1 percent of NSP Russia, Central and Eastern Europe’s revenue and 0.8 percent of the Company’s consolidated revenue.

As a result of the settlement, our operating costs were reduced and our consolidated operating income was increased by $2.6 million based on current sales volumes from our Russian business. This reduction in operating costs and corresponding increase in consolidated operating income will fluctuate based on future increases or decreases in sales from our Russian business.

Other Income, net

Other income, net for the year ended December 31, 2011, decreased $0.9 million, compared to the same period in 2010.  The decrease was primarily due to prior year foreign exchange gains of $3.7 million in Venezuela as a result of the devaluation of the bolivar and the change to a highly inflationary economy that were non-recurring and recognized in 2010, offset by net foreign exchange gains and losses in certain of our other markets based on changes in exchange rates.  The decrease in other net income in 2011 had been offset by an increase in interest and other income, net of $1.2 million due to the receipt of $0.7 in restricted cash in Venezuela that had been previously written-down.

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

(iii)

Foreign tax rate differentials that incrementally affect the federal statutory rate decreased the effective tax rate by approximately 5.2 percent in 2011. This is primarily due to differences between the lower statutory rates in foreign entities compared to the U.S. statutory rate of 35 percent.

As a net result of these and other differences, the effective tax rate for 2011 was less than the statutory rate of 35.0 percent for the year ended December 31, 2011.

Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 15.1 percentage points in 2011 and increased the effective tax rate by 13.5 percentage points in 2010. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits and adjustments relating to the unremitted earnings calculations under applicable U.S. GAAP. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2011	2010
Dividends received from foreign subsidiaries	26.2%	25.5%
Foreign tax credits	(33.1)	(31.7)
Unremitted earnings	(8.2)	19.7
Total	(15.1)%	13.5%

Between the years ended December 31, 2011 and 2010, the changes in the components of the U.S. tax impact of foreign operations were insignificant, except for the Company’s calculation of unremitted foreign earnings, which changed from an increase in the effective tax rate for 2010 to a decrease for 2011. The primary reason that the unremitted earnings caused an increase to the effective rate in 2010 and then a decrease in 2011 is that the company recorded adjustments in 2011 related to the settlement of IRS audits of the Company’s open tax years 2003-2008. As a result of these settlements, the Company’s historic foreign earnings in past years decreased, causing additional benefit in the Company’s unremitted earnings calculation, which in turn increased the net deferred tax asset related to unremitted earnings in 2011.

Changes to the effective rate due to dividends received from foreign subsidiaries, impact of foreign tax credits and the unremitted earnings calculation are expected to be recurring; however, depending on various factors, the changes may be favorable or unfavorable in a particular period. Given the large number of jurisdictions in which the Company does business and the number of factors that can impact effective tax rates in any given year, this rate is likely to reflect relatively significant fluctuations from year-to-year.

SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

During the year ended December 31, 2012, the Company changed its method of accounting to present shipping and handling costs related to the sale of the Company’s products together with the cost of sales in the consolidated statement of operations. These shipping and handling costs have previously been presented by the Company as part of selling, general and administrative expenses. This change has been made retrospectively to all periods presented in the Company’s financial statements. The impact of the change in accounting principle in the three months ended December 31, 2012 was to increase cost of sales and decrease selling, general and administrative expenses by $5.3 million. The total amount of shipping and handling costs reclassified by the Company from selling, general and administrative expense to cost of sales in its consolidated statements of operations for the three months ended September 30, 2012, June 30, 2012, and March 31, 2012 is $5.4 million, $5.5 million, and $5.4 million, respectively. The total amount of shipping and handling costs reclassified by the Company from selling, general and administrative expense to cost of sales in its consolidated statements of operations for the three months ended December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011 is $5.1 million, $5.1 million, $4.9 million and $4.9 million, respectively.

The following tables presents the Company’s unaudited summary of quarterly operations during 2012 and 2011 for each of three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales revenue	$92,868	$92,991	$91,232	$90,377
Cost of sales	(23,729)	(22,610)	(23,144)	(23,841)
Gross profit	69,139	70,381	68,088	66,536

Volume incentives	33,581	33,540	33,155	32,991
Selling, general and administrative	26,384	26,530	26,228	27,719
Operating income	9,174	10,311	8,705	5,826
Other income (expense)	(110)	165	(214)	1,639
Income before income taxes	9,064	10,476	8,491	7,465
Tax provision	1,836	3,190	2,121	2,969
Net income	$7,228	$7,286	$6,370	$4,496

Basic and diluted net income per common share

Basic:
Net income per common share	$0.46	$0.47	$0.41	$0.28

Diluted:
Net income per common share	$0.46	$0.46	$0.40	$0.28

Dividends declared per common share	$—	$0.05	$0.05	$0.05

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales revenue	$92,844	$91,811	$91,102	$92,056
Cost of sales	(23,501)	(22,040)	(21,957)	(21,911)
Gross profit	69,343	69,771	69,145	70,145

Volume incentives	34,298	33,390	32,733	33,462
Selling, general and administrative	27,424	28,329	26,767	27,086
Contract termination costs	—	—	14,750	—
Operating income (loss)	7,621	8,052	(5,105)	9,597
Other income (expense)	265	(420)	1,204	798
Income (loss) before income taxes	7,886	7,632	(3,901)	10,395
Tax provision (benefit)	1,264	2,018	(1,645)	2,774
Net income (loss)	$6,622	$5,614	$(2,256)	$7,621

Basic and diluted net income (loss) per common share

Basic:
Net income per common share	$0.43	$0.36	$(0.14)	$0.49

Diluted:
Net income per common share	$0.43	$0.36	$(0.14)	$0.48

Dividends declared per common share	$—	$—	$—	$—

Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the total computed for the year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of December 31, 2012, working capital was $83.9 million, compared to $56.9 million as of December 31, 2011.  At December 31, 2012, we had $79.2 million in cash and cash equivalents, of which $49.8 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $2.1 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Operating activities	$26,651	$3,908	$16,150
Investing activities	(2,989)	(1,679)	(5,909)
Financing activities	(3,133)	9,588	132

For the year ended December 31, 2012, we generated cash from operating activities of $26.7 million compared to $3.9 million in 2011. Operating cash flow increased primarily due to the fact that we made payments of $21.7 million related to the NutriPlus settlement in 2011 that were not made in 2012.

For the year ended December 31, 2011, we generated cash from operating activities of $3.9 million compared to $16.2 million in 2010. Operating cash flow decreased primarily due to payments of $21.7 million related to the NutriPlus settlement in 2011 as noted above. Excluding the NutriPlus settlement payments made in 2011, operating cash flows increased $9.5 million primarily due to an increase in net income partially offset by the timing of payments of inventory and income tax liabilities.

Capital expenditures related to the purchase of equipment, computer systems and software for the years ended December 31, 2012, 2011 and 2010 were $6.6 million, $2.4 million and $2.6 million, respectively. The increase in capital expenditures from 2011 to 2012 was related to the relocation of our corporate headquarters, upgrade of our Spanish Fork production facility and the establishment of a new call center and the purchase of manufacturing and computer equipment.

During the years ended December 31, 2012, 2011 and 2010, we used cash to purchase available-for-sale investments of $0.2 million, $7.0 million and $3.4 million, respectively, and had cash proceeds of $3.8 million, $7.7 million and $0.1 million for 2012, 2011 and 2010, respectively, from the sale of such investments.

During the year ended December 31, 2012, we used cash to pay dividends in an aggregate amount of $2.3 million.

On August 9, 2011, the Company entered into a Revolving Credit agreement with Wells Fargo Bank, National Association that permits the Company to borrow up to $15 million through August 9, 2014, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2012, no amount was drawn under the facility.

In addition, a term loan of $10.0 million was obtained in conjunction with the Revolving Credit agreement and has a maturity date of August 9, 2014 and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of December 31, 2012). The term loan is collateralized by the Company’s assets at the manufacturing facility in Spanish Fork, Utah.  As of December 31, 2012, the outstanding balance under this term loan was $5.6 million.

These loans contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of December 31, 2012, the Company was in compliance with these debt covenants.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$15,047	$4,688	$6,503	$3,216	$640
Purchase obligations(1)	8,344	8,344	—	—	—
Self-insurance reserves(2)	2,990	532	—	—	2,458
Other long-term liabilities reflected on the balance sheet(3)	1,276	—	—	—	1,276
Unrecognized tax benefits(4)	—	—	—	—	—
Long-term debt(5)	5,620	3,350	2,270	—	—
Interest on long-term debt(6)	74	61	13	—	—
Revolving credit agreement(7)	—	—	—	—	—
Total	$33,351	$16,975	$8,786	$3,216	$4,374

(1)                                 Purchase obligations include non-cancelable purchase agreements for both botanical and non-botanical raw materials related to our forecasted 2013 production estimates, as well as related packaging materials.

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

(4)                                 At December 31, 2012, there were $10.6 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.

(5)                                 The long-term debt is due in monthly installments of approximately $0.3 million, including interest, and is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah and has a maturity date of August 9, 2014, and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of December 31, 2012).

(6)                                 The interest on the long-term debt is based upon LIBOR plus 1.25 percent (1.50 percent as of December 31, 2012).

(7)                                 The Company entered into a Revolving Credit agreement with Wells Fargo Bank, National Association that permits the Company to borrow up to $15 million through August 9, 2014, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2012, the Company had $15 million available under this facility.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2012, 2011 and 2010, the aggregate amounts of these payments were $1.3 million, $8.4 million and $3.0 million, respectively.

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

Foreign Currency Risk

During the year ended December 31, 2012, approximately 57.9 percent of our net sales revenue and approximately 55.5 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in twenty-three different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations, or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations.  Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part II, Item 7 of this report.

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

Exchange rate sensitivity for the year ended December 31, 2012 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$367,468	$(12,821)	(3.5)%	$(18,395)	(5.0)%	$(28,206)	(7.7)%

Cost and expenses
Cost of sales	93,324	(3,333)	(3.6)%	(4,782)	(5.1)%	(7,333)	(7.9)%
Volume incentives	133,267	(4,751)	(3.6)%	(6,817)	(5.1)%	(10,453)	(7.8)%
Selling, general and administrative	106,861	(3,315)	(3.1)%	(4,757)	(4.4)%	(7,293)	(6.8)%

Operating income	$34,016	$(1,422)	(4.2)%	$(2,039)	(6.0)%	$(3,127)	(9.2)%

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

Exchange Rate Sensitivity of Balance Sheet as of December 31, 2012 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$79,241	$(4,582)	(5.8)%	$(6,575)	(8.3)%	$(10,081)	(12.7)%
Accounts receivable, net	9,614	(407)	(4.2)%	(584)	(6.1)%	(896)	(9.3)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	6,226	(65)	(1.1)%	(94)	(1.5)%	(143)	(2.3)%

Net Financial Instruments Subject to Exchange Rate Risk	$82,629	(4,924)	(6.0)%	(7,065)	(8.6)%	(10,834)	(13.2)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2012, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of December 31, 2012 (dollar amounts in thousands)

		At Spot Exchange Rate per
	Translated into	One U.S. Dollar as of
	U.S. Dollars	December 31, 2012
Cash and Cash Equivalents
Japan (Yen)	$5,089	85.9
Canada (Dollar)	3,787	1.0
European Markets (Euro)	3,747	0.8
Venezuela (Bolivar)	1,748	5.3
Colombia (Peso)	1,729	1,770.0
Thailand (Baht)	1,547	30.8
Indonesia (Rupiah)	1,322	9,612.6
Mexico (Peso)	1,223	13.0
Taiwan (Dollar)	1,198	29.1
Other	7,604	Varies
Total foreign dominated cash and cash equivalents	$28,994
U.S. dollars held by foreign subsidiaries	$20,801
Total foreign cash and cash equivalents	$49,795

Accounts Receivable
European Markets (Euro)	$1,900	0.8
Other	2,578	Varies
Total	$4,478

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

Year ended December 31,	2012	2011	2010
Canada (Dollar)	1.0	1.0	1.0
European Markets (Euro)	0.8	0.7	0.8
Japan (Yen)	79.8	79.7	87.7
Korea (Won)	1,129.6	1,108.6	1,159.1
Mexico (Peso)	13.2	12.4	12.6

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During 2010, Venezuela was considered to be highly inflationary, as noted above. During 2012, Belarus was also considered to be highly inflationary. During the periods ended December 31, 2012, 2011 and 2010, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.8 percent, 1.4 percent and 1.7 percent of consolidated net sales revenue, respectively. During the periods ended December 31, 2012, 2011 and 2010, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.8 percent, 1.6 percent and 2.4 percent of consolidated net sales revenue, respectively. With the exceptions of Venezuela and Belarus, there were no other countries considered to have a highly inflationary economy during the periods ended December 31, 2012, 2011 and 2010.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On December 31, 2012, we had investments of $2.1 million of which $0.6 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a three-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its classification of shipping and handling costs from selling, general and administrative expenses to cost of sales in the consolidated statements of operations during the year ended December 31, 2012.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 6, 2013

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

As of December 31,	2012	2011
Assets
Current assets:
Cash and cash equivalents	$79,241	$58,969
Accounts receivable, net of allowance for doubtful accounts of $631 and $647, respectively	9,614	9,868
Investments available for sale	2,071	5,677
Inventories	43,280	41,611
Deferred income tax assets	5,307	4,395
Prepaid expenses and other	5,820	4,583
Total current assets	145,333	125,103

Property, plant and equipment, net	27,950	25,137
Investment securities	1,276	1,429
Intangible assets, net	1,002	1,151
Deferred income tax assets	11,516	16,576
Other assets	6,842	6,415
	$193,919	$175,811

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,226	$5,980
Accrued volume incentives	18,130	19,326
Accrued liabilities	27,302	27,938
Deferred revenue	4,311	2,603
Current installments of long-term debt	3,350	3,296
Income taxes payable	2,071	8,655
Total current liabilities	61,390	67,798

Liability related to unrecognized tax benefits	10,571	10,426
Long-term debt	2,270	5,894
Deferred compensation payable	1,276	1,429
Other liabilities	2,776	2,826
Total long-term liabilities	16,893	20,575

Commitments and Contingencies

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 15,810 and 15,569 shares issued and outstanding as of December 31, 2012 and 2011, respectively	77,292	71,628
Retained earnings	48,910	25,879
Accumulated other comprehensive loss	(10,566)	(10,069)
Total shareholders’ equity	115,636	87,438
	$193,919	$175,811

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

Year Ended December 31,	2012	2011	2010
Net sales revenue (net of the rebate portion of volume incentives of $43,121, $44,628, and $44,099, respectively)	$367,468	$367,813	$349,918
Cost of sales	(93,324)	(89,409)	(89,264)
Gross profit	274,144	278,404	260,654

Operating expenses:
Volume incentives	133,267	133,883	130,367
Selling, general and administrative	106,861	109,606	119,024
Contract termination costs	—	14,750	—
	240,128	258,239	249,391
Operating income	34,016	20,165	11,263
Other income:
Interest and other income, net	1,368	1,470	270
Interest expense	(178)	(89)	—
Foreign exchange gains, net	290	466	2,457
	1,480	1,847	2,727
Income before provision for income taxes	35,496	22,012	13,990
Provision for income taxes	10,116	4,411	5,521
Net income from continuing operations	25,380	17,601	8,469
Loss from discontinued operations	—	—	(9,702)
Net income (loss)	$25,380	$17,601	$(1,233)

Basic and diluted net income (loss) per common share

Basic:
Net income from continuing operations	$1.62	$1.13	$0.55
Loss from discontinued operations	$—	$—	$(0.63)
Net income (loss)	$1.62	$1.13	$(0.08)

Diluted:
Net income from continuing operations	$1.59	$1.12	$0.54
Loss from discontinued operations	$—	$—	$(0.62)
Net income (loss)	$1.59	$1.12	$(0.08)

Weighted average basic common shares outstanding	15,648	15,550	15,515
Weighted average diluted common shares outstanding	15,987	15,695	15,605

Dividends declared per common share	$0.15	$—	$—

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

Year Ended December 31,	2012	2011	2010

Net income (loss)	$25,380	$17,601	$(1,233)
Foreign currency translation gain (loss) (net of tax)	(522)	(2,397)	4,591
Net unrealized gains (losses) on investment securities (net of tax)	25	(24)	(4)
Write-off of Brazil cumulative translation adjustments	—	—	7,364
Total comprehensive income	$24,883	$15,180	$10,718

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Value	Earnings	Income (Loss)	Total
Balance at January 1, 2010	15,510	$67,183	$9,511	$(19,599)	$57,095
Share-based compensation expense	—	437	—	—	437
Proceeds from the exercise of stock options	23	132	—	—	132
Net loss	—	—	(1,233)	—	(1,233)
Other comprehensive income	—	—	—	11,951	11,951
Balance at December 31, 2010	15,533	67,752	8,278	(7,648)	68,382
Share-based compensation expense	—	3,478	—	—	3,478
Proceeds from the exercise of stock options	36	398	—	—	398
Net income	—	—	17,601	—	17,601
Other comprehensive loss	—	—	—	(2,421)	(2,421)
Balance at December 31, 2011	15,569	71,628	25,879	(10,069)	87,438
Share-based compensation expense	—	2,878	—	—	2,878
Tax benefit from exercise of stock options	—	378	—	—	378
Proceeds from the exercise of stock options	241	2,408	—	—	2,408
Cash dividends (0.15 per share)	—	—	(2,349)	—	(2,349)
Net income	—	—	25,380	—	25,380
Other comprehensive loss	—	—	—	(497)	(497)
Balance at December 31, 2012	15,810	$77,292	$48,910	$(10,566)	$115,636

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts In Thousands)

Year Ended December 31,	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,380	$17,601	$(1,233)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of cumulative translation adjustments	—	—	7,364
Provision for doubtful accounts	45	(133)	213
Depreciation and amortization	4,078	4,362	4,254
Tax benefit from stock option exercise	(378)	—	—
Share-based compensation expense	2,878	3,478	437
Loss on sale of property and equipment	85	224	138
Deferred income taxes	4,270	(5,073)	2,128
Loss on restricted cash	—	—	747
Amortization of bond discount	9	9	22
Purchase of trading investment securities	(92)	(102)	(177)
Proceeds from sale of trading investment securities	354	438	313
Realized and unrealized gains	(90)	(44)	(165)
Amortization of prepaid taxes related to gain on intercompany sales	—	—	1,353
Foreign exchange gains	(290)	(466)	(3,005)
Changes in assets and liabilities:
Accounts receivable	266	(3,742)	2,181
Inventories	(1,466)	(5,566)	4,732
Prepaid expenses and other	(1,155)	1,032	(238)
Other assets	(193)	2,986	(80)
Accounts payable	77	1,316	588
Accrued volume incentives	(1,279)	805	1,163
Accrued current and other long-term liabilities	(1,289)	(6,152)	619
Deferred revenue	1,708	(782)	(1,128)
Income taxes payable	(6,259)	5,009	(3,679)
Liability related to unrecognized tax positions	145	(10,943)	(423)
Deferred compensation payable	(153)	(349)	26
Net cash provided by operating activities	26,651	3,908	16,150
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,629)	(2,419)	(2,595)
Purchases of investments available for sale	(174)	(6,968)	(3,439)
Proceeds from sale/maturities of investments available for sale	3,789	7,697	125
Proceeds from sale of property, plant and equipment	25	11	—
Net cash used in investing activities	(2,989)	(1,679)	(5,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(2,349)	—	—
Proceeds from issuance of long-term debt	—	10,000	—
Principal payments of long-term debt	(3,570)	(810)	—
Tax benefit from stock option exercise	378	—	—
Proceeds from exercise of stock options	2,408	398	132
Net cash provided by (used in) financing activities	(3,133)	9,588	132
Effect of exchange rates on cash and cash equivalents	(257)	(452)	1,693
Net increase in cash and cash equivalents	20,272	11,365	12,066
Cash and cash equivalents at beginning of the year	58,969	47,604	35,538
Cash and cash equivalents at end of the year	$79,241	$58,969	$47,604

Year Ended December 31,	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,960	$6,570	$5,627
Cash paid for interest	128	36	—
Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$169	$19	$196

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share information)

NOTE 1: NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Nature’s Sunshine Products, Inc. together with its subsidiaries (hereinafter referred to collectively as the “Company”) is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. Nature’s Sunshine Products, Inc. is a Utah corporation with its principal place of business in Lehi, Utah. The Company sells its products to a sales force of independent Managers and Distributors who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. At December 31, 2012 and 2011, substantially all of the Company’s subsidiaries were wholly owned. The Company operates a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

Intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

As more fully described in Note 3, “Discontinued Operations,” the Company ceased the operations of its Brazilian subsidiary in the third quarter of 2010, and the results of its operations are classified as discontinued operations in the Company’s statements of operations and accompanying notes for all periods presented.

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

The significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its evaluation of impairment of long-lived assets, the determination of liabilities related to Manager and Distributor incentives, the determination of income tax assets and liabilities, certain other non-income tax and value-added tax contingencies, legal contingencies, share-based compensation and the valuation of investments. In addition, significant estimates form the basis for allowances with respect to the collection of accounts receivable, inventory valuations and self-insurance liabilities associated with product liability and medical claims. Various assumptions and other factors enter into the determination of these significant estimates. The process of determining significant estimates takes into account historical experience and current and expected economic conditions.

Classification of Venezuela as a Highly Inflationary Economy and Devaluation of Its Currency

Since January 1, 2010, Venezuela has been designated as a highly inflationary economy. Accordingly, the U.S. dollar became the functional currency for the Company’s subsidiary in Venezuela. All gains and losses resulting from the re-measurement of its financial statements are determined using official rates.

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

At this time, the Company is not able to reasonably estimate the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SITME rate. However, the Company has been successful so far repatriating funds from Venezuela for imported products using the SITME rate. The Company re-measures its results in Venezuela at the SITME rate, which was approximately 5.3 bolivars per U.S. dollar as of December 31, 2011.  On February 12, 2013, the Venezuelan government announced the devaluation of the bolivar official rate to 6.3.

During 2012, 2011 and 2010, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.8 percent, 1.4 percent and 1.7 percent of consolidated net sales revenue, respectively.  The Company’s Venezuelan subsidiary held total assets of $8,306 and $8,101 (which includes an intercompany receivables denominated in U.S. dollars of $2,251 and $2,110) and net assets of $5,633 and $5,020 at December 31, 2012 and 2011, respectively.

Due to the rising uncertainty in the Company’s ability to recover certain cash balances in Venezuela, the Company recorded a charge of $747 during the year ended December 31, 2010, to write-off the remaining cash balance, which is included in other expense.  However, this cash balance of $747 was recovered during the year ended December 31, 2011 and a gain was recorded in other income and expense.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

As of June 30, 2012, Belarus was designated as a highly inflationary economy. Historically, the U.S. dollar has been the Company’s functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of our Distributors in this market has become diminished. During the periods ended December 31, 2012, 2011 and 2010, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.8 percent, 1.6 percent and 2.4 percent of consolidated net sales revenue, respectively. The Company’s total and net assets related to Belarus as of December 31, 2012 and 2011 were insignificant.

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

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Distributors, and receivables from Distributors in foreign markets.  Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future.   However, due to the geographic dispersion of credit card and Distributor receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2012 and 2011. Although receivables from Distributors can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

Investment Securities

The Company’s available-for-sale investment portfolio is recorded at fair value and consists of various securities such as state and municipal obligations, U.S. government security funds, short-term deposits, and various equity securities. These investments are valued using (a) quoted prices for identical assets in active markets or (b) from significant inputs that are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. The Company’s trading portfolio is recorded at fair value and consists of various marketable securities that are valued using quoted prices in active markets.

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

The Company also has certain investment securities classified as trading securities. The Company maintains its trading securities portfolio to generate returns that are offset by corresponding changes in certain liabilities related to the Company’s deferred compensation plans (see Note 13). The trading securities portfolio consists of marketable securities, which are recorded at fair value and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. These investment securities are not available to the Company to fund its operations as they are restricted for the payment of the deferred compensation payable.  The Company has established a rabbi trust to finance obligations under the plan. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt. Other than investments, which are carried at fair value, and long-term debt, the carrying values of these financial instruments approximate their fair values due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the year ended December 31, 2012 and 2011, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Intangible Assets

Intangible assets consist of purchased product formulations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 9 to 15 years. Intangible assets, net of accumulated amortization, totaled $1,002 and $1,151 at December 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. The Company did not consider any of its long-lived assets to be impaired during the years ended December 31, 2012, 2011 or 2010.

Incentive Trip Accrual

The Company accrues expenses for incentive trips associated with its direct sales marketing program, which rewards independent Managers and Distributors with paid attendance at its conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could result in liabilities being more or less than the amounts recorded. The Company has accrued convention and meeting costs of $4,624 and $5,047 at December 31, 2012 and 2011, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Foreign Currency Translation

The local currency of the foreign subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies or where the Company’s operations are served by a U.S. based subsidiary (for example Russia and the Ukraine). The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors.  During 2012 and 2010, Belarus and Venezuela, respectively, were considered to be highly inflationary as noted above. With the exception of Belarus and Venezuela, there were no countries considered to have a highly inflationary economy during 2012, 2011 or 2010.

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

A reserve for product returns is recorded based upon historical experience.  The Company allows Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more restrictive.  Sales returns for the years 2012, 2011 and 2010, were $2,249, $606 and $605, respectively. The increase in sales returns for year ended December 31, 2012 was due to unusally high product returns during the first quarter of 2012 related to a specific promotion in the Synergy Japan market. Product returns were not related to product quality and have since returned to normal low return rates.

Amounts billed to customers for shipping and handling are reported as a component of net sales revenue. Shipping and handling revenues of approximately $11,264, $11,615 and $12,165 were reported as net sales revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales).

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2012, 2011 and 2010 totaled approximately $1,418, $1,191 and $1,318, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $1,464, $1,552 and $2,020 in 2012, 2011 and 2010, respectively.

Contingencies

The Company is involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, the Company records its best estimate within the range related to the contingency. If there is no best estimate, the Company records the minimum of the range. As additional information becomes available, it assesses the potential liability related to the contingency and revises the estimates. The Company’s contingencies are discussed in further detail in Note 14.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	2012	2011	2010
Net income (loss) available to common stockholders
Net income from continuing operations	$25,380	$17,601	$8,469
Loss from discontinued operations	—	—	(9,702)
Net income (loss)	$25,380	$17,601	$(1,233)

Basic weighted-average shares outstanding	15,648	15,550	15,515

Basic net income (loss) per common share:
Net income from continuing operations	$1.62	$1.13	$0.55
Loss from discontinued operations	$—	$—	$(0.63)
Net income (loss)	$1.62	$1.13	$(0.08)

Diluted Shares Outstanding
Basic weighted-average shares outstanding	15,648	15,550	15,515
Stock options	339	145	90
Diluted weighted-average shares outstanding	15,987	15,695	15,605

Diluted net income (loss) per common share:
Net income from continuing operations	$1.59	$1.12	$0.54
Loss from discontinued operations	$—	$—	$(0.62)
Net income (loss)	$1.59	$1.12	$(0.08)

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	88	219	50

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	254	200	419

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholders’ equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Effective January 1, 2012, the Company adopted the two separate but consecutive statements.  The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated statements of operations and financial condition.

NOTE 2: ACCOUNTING CHANGE FOR SHIPPING AND HANDLING COSTS

During the year ended December 31, 2012, the Company changed its method of accounting to present shipping and handling costs related to the sale of the Company’s products together with the cost of sales in the consolidated statement of operations. These shipping and handling costs have previously been presented by the Company as part of selling, general and administrative expenses. This change has been made retrospectively to all periods presented in the Company’s financial statements. In connection with the change in presentation, the Company also changed its definition of shipping and handling costs to include expenses of our distribution facilities to prepare products for shipment.  Previously, the Company defined shipping and handling costs as costs incurred for a third-party shipper to transport products to the customer.  The amount of shipping and handling costs under the previous definition were $12,231, $11,245, and $10,310 for the three years ended December 31, 2012. The amount of additional costs included in shipping and handling costs under the new definition increased the retrospective adjustment for shipping and handling costs by $9,374, $8,754, and $9,914 for the three years ended December 31, 2012.  This presentation is preferable as it better matches all the costs directly associated with generating revenue and therefore better presents gross margin, and this financial statement presentation will be more comparable to the Company’s peer group.  The only impact on the Company’s financial statements was to increase cost of sales and decrease selling, general, and administrative expenses in the consolidated statement of operations.  The impact of this change in accounting principle was to increase cost of sales and decrease selling, general and administrative expenses by $21,605 for the year ended December 31, 2012. The impact of this change in accounting principle on cost of sales and selling, general and administrative expenses for the years ended December 31, 2011 and 2010 was $19,999 and $20,224, respectively.

Year Ended December 31,	Under Previous Method	As Reported	Difference
2012
Cost of sales	71,719	93,324	21,605
Selling, general and administrative	128,466	106,861	(21,605)

Year Ended December 31,	As Previously Reported	As Adjusted	Difference
2011
Cost of sales	$69,410	$89,409	$19,999
Selling, general and administrative	129,605	109,606	(19,999)

2010
Cost of sales	$69,040	$89,264	$20,224
Selling, general and administrative	139,248	119,024	(20,224)

NOTE 3: DISCONTINUED OPERATIONS

During 2010, the Company ceased its operations in Brazil as a result of declining sales and increased regulatory restrictions, which made it difficult for the Company to register and sell key products in that market. This market was part of the Company’s NSP Americas, Asia Pacific and Europe segment.

The following table summarizes the operating results of the Company’s discontinued operations for the years:

Year Ended December 31,	2012	2011	2010
Net sales revenue	$—	$—	$682

Loss before income tax provision	$—	$—	$(9,702)
Income tax provision	—	—	—
Loss from discontinued operations	$—	$—	$(9,702)

The loss before income taxes related to the discontinued operations for the year ended December 31, 2010, includes a charge of $8,236 related to exiting Brazil, of which $7,364 was a non-cash write-off of accumulated translation adjustments that were previously included in shareholders’ equity.

The cash flows from our discontinued operations are included in the Company’s 2010 operating cash flow, but were insignificant.

NOTE 4: INVENTORIES

The composition of inventories is as follows:

As of December 31,	2012	2011
Raw materials	$13,287	$12,992
Work in process	742	1,230
Finished goods	29,251	27,389
Total inventory	$43,280	$41,611

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows:

As of December 31,	2012	2011
Land and improvements	$3,800	$3,800
Buildings and improvements	33,309	31,233
Machinery and equipment	17,919	17,395
Furniture and fixtures	21,182	22,197
	76,210	74,625
Accumulated depreciation and amortization	(48,260)	(49,488)
Total property, plant and equipment	$27,950	$25,137

Depreciation expense was $3,929, $4,210 and $4,136 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 6: INTANGIBLE ASSETS

At December 31, 2012 and 2011, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $761 and $612, and a net amount of $1,002 and $1,151, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the years ended December 31, 2012, 2011 and 2010 was $149, $152 and $118, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

Year Ending December 31,	Estimated Amortization Expense
2013	$149
2014	149
2015	149
2016	91
2017	91
Thereafter	373
Total	$1,002

NOTE 7: INVESTMENT SECURITIES

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$608	$30	$—	$638
U.S. government securities funds	995	—	(9)	986
Equity securities	227	228	(8)	447
Total short-term investment securities	$1,830	$258	$(17)	$2,071

As of December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$1,158	$51	$—	$1,209
U.S. government securities funds	988	—	(5)	983
Short-term deposits	3,104	—	—	3,104
Equity securities	227	159	(5)	381
Total short-term investment securities	$5,477	$210	$(10)	$5,677

The municipal obligations held at fair value of $638 at December 31, 2012, all mature in less than three years.

During 2012, 2011 and 2010, the proceeds from the sales of available-for-sale securities were $3,789, $7,697 and $125, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s trading securities portfolio totaled $1,276 and $1,429 at December 31, 2012 and 2011, respectively, and generated gains of $116, $16 and $158, for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, the Company had unrealized losses of $8 and $5, respectively, in its municipal obligations, short-term deposits and equity securities investments. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

NOTE 8: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows:

As of December 31,	2012	2011
Foreign non-income tax contingencies (See Note 14)	$5,358	$6,801
Sales, use and property tax (See Note 14)	3,690	3,426
Salaries and employee benefits	8,217	6,611
Convention and meeting costs	4,624	5,047
Other	5,413	6,053
Total	$27,302	$27,938

NOTE 9: LONG-TERM DEBT

On August 9, 2011, the Company entered into a Revolving Credit agreement with Wells Fargo Bank, N.A. that permits the Company to borrow up to $15,000 through August 9, 2014, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2012, the Company had $15,000 available under this facility.

A term loan of $10,000 was obtained in conjunction with the Revolving Credit agreement with Wells Fargo Bank, N.A. and has a maturity date of August 9, 2014 and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of December 31, 2012 and 2011). The term loan is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

Long-term debt consists of the following:

As of December 31,	2012	2011
Term loan due in monthly installments of approximately $284, including interest, secured by real estate	$5,620	$9,190
Less current installments	(3,350)	(3,296)
Long-term debt less current installments	$2,270	$5,894

The various debt agreements contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  The Company is in compliance with these debt covenants as of December 31, 2012.

The aggregate maturities of long-term debt are as follows: $3,350 in 2013 and $2,270 in 2014.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2010	$(19,749)	$150	$(19,599)
Activity, net of tax	11,955	(4)	11,951
Balance as of December 31, 2010	(7,794)	146	(7,648)
Activity, net of tax	(2,397)	(24)	(2,421)
Balance as of December 31, 2011	(10,191)	122	(10,069)
Activity, net of tax	(522)	25	(497)
Balance as of December 31, 2012	$(10,713)	$147	$(10,566)

NOTE 11: INCOME TAXES

Income from continuing operations before provision (benefit) for income taxes are taxed under the following jurisdictions:

Year Ended December 31,	2012	2011	2010
Domestic	$17,625	$2,338	$4,453
Foreign	17,871	19,674	9,537
Total	$35,496	$22,012	$13,990

Components of the provision (benefit) for income taxes from continuing operations for each of the three years in the period ended December 31, 2012 are as follows:

Year Ended December 31,	2012	2011	2010
Current:
Federal	$1,901	$4,094	$3,330
State	248	961	(306)
Foreign	3,835	4,429	369
Subtotal	5,984	9,484	3,393
Deferred:
Federal	2,303	(4,408)	2,149
State	1,207	(719)	1,186
Foreign	622	54	(1,207)
Subtotal	4,132	(5,073)	2,128
Total provision for income taxes	$10,116	$4,411	$5,521

The provision for income taxes from continuing operations, as a percentage of income before provision for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	2.7	0.7	4.1
U.S. tax impact of foreign operations	0.2	(15.1)	13.5
Valuation allowance change	(3.9)	(0.3)	20.9
Tax contingencies	(1.0)	(1.4)	1.8
Foreign exchange gains (losses)	—	—	(10.1)
Gain on sale of intercompany assets	—	—	10.6
Charitable contributions	—	(0.3)	(0.2)
Foreign tax rate differential	(2.3)	(5.2)	(5.2)
Unrecognized tax benefits	0.4	8.2	4.1
Meals and entertainment	0.2	0.3	0.4
Tax adjustment for inflation	—	—	(0.3)
Domestic manufacturing deduction	(0.4)	(1.1)	—
One-time bad debt and worthless stock deduction	—	—	(33.0)
Nondeductible foreign expenses	(0.9)	(1.3)	(0.1)
Other	(1.5)	0.5	(2.0)
Effective income tax rate	28.5%	20.0%	39.5%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company does not intend to reinvest undistributed earnings indefinitely in the Company’s foreign subsidiaries.

Adjustments relating to the U.S. impact of foreign operations increased the effective tax rate by 0.2 percentage points in 2012 and decreased the effective tax rate by 15.1 percentage points in 2011. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits and adjustments relating to the unremitted earnings calculations under applicable U.S. GAAP. Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 15.1 percentage points in 2011 and increased the effective tax rate by 13.5 percentage points in 2010. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits and adjustments relating to the unremitted earnings calculations under applicable U.S. GAAP. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2012	2011	2010
Dividends received from foreign subsidiaries	4.5%	26.2%	25.5%
Foreign tax credits	(4.0)	(33.1)	(31.7)
Unremitted earnings	(0.3)	(8.2)	19.7
Total	0.2%	(15.1)%	13.5%

The significant components of the deferred tax assets (liabilities) are as follows:

As of December 31,	2012	2011
Inventory	$1,718	$1,635
Accrued liabilities	3,464	3,269
Impaired investments	727	765
Deferred compensation	3,075	2,514
Intangibles assets	2,308	8,084
Bad debts	49	59
Net operating losses	4,152	4,547
Foreign tax and withholding credits	4,406	5,675
Non-income tax accruals	452	170
Health insurance accruals	186	171
Undistributed foreign earnings	2,704	2,425
Other deferred tax assets	2,357	2,265
Valuation allowance	(8,149)	(9,836)
Total deferred tax assets	17,449	21,743
Other deferred tax liabilities	(720)	(868)
Total deferred tax liabilities	(720)	(868)
Total deferred taxes, net	$16,729	$20,875

The components of deferred tax assets (liabilities), net are as follows:

As of December 31,	2012	2011
Net current deferred tax assets	$5,307	$3,945
Net non-current deferred tax assets	11,516	17,026
Total net deferred tax assets	16,823	20,971

Net current deferred tax liabilities	(1)	(1)
Net non-current deferred tax liabilities	(93)	(95)
Total net deferred tax liabilities	(94)	(96)

Total deferred taxes, net	$16,729	$20,875

Net current deferred tax liabilities are included in accrued liabilities and net non-current deferred tax liabilities are included in other liabilities in the consolidated balance sheets.

Management has provided a valuation allowance of $8,149 and $9,836 as of December 31, 2012 and 2011, respectively, for certain deferred tax assets, including foreign net operating losses, for which management cannot conclude it is more likely than not that they will be realized. The Company reviewed its tax positions and decreased its valuation allowance by approximately $1,687 in 2012 primarily due to a domestic decrease of $2,079 partially offset by a foreign increase of $392.

At December 31, 2012, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $4,152. The net operating losses will expire at various dates from 2013 through 2022. For financial reporting purposes, the release of these valuation allowances would reduce income tax expenses. At December 31, 2012, the Company had approximately $4,406 of foreign tax credit, most of which expire in 2020.

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

The Company’s U.S. federal income tax returns for 2009 through 2011 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2004 through 2011. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 and 2010 tax years. The IRS has also indicated that it intends to include 2011 in the aforementioned audit. The Company is currently unable to determine the precise outcome of these matters and their related impact if any, on the Company’s financial condition, results of operations or cash flows.

In October 2009, the IRS issued an examination report formally proposing adjustments with respect to the 2003 through 2005 taxable years, which primarily relate to the prices that were charged in intra-group transfers of property and the disallowance of related deductions. The Company challenged the IRS proposals, and took the matter before the Office of Appeals of the Internal Revenue Service.  A settlement was reached with IRS Appeals and a proposed settlement agreement was signed by NSP in January 2012. The Company has made all required payments as of June 30, 2012 related to this matter and the examination period for the 2003 through 2005 taxable years closed on December 31, 2012.

During 2011, the IRS issued an examination report formally proposing adjustments with respect to the 2006 through 2008 taxable years.  As with the previous examination cycle discussed above, the adjustments relate primarily to the prices that were charged in intra-group transfers of property and the disallowance of related deductions.  The Company reached a settlement of the issues with the IRS examination team and an agreement was signed by the Company in January 2012. The Company has made all required payments as of December 31, 2012 related to this matter and the examination period for the 2006 through 2007 taxable years closed on September 15, 2012. The examination period for the 2008 taxable year previously closed on March 15, 2012.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2012 and 2011 was $10,571 and $10,426, respectively, all of which would favorably impact the effective tax rate if recognized.  Included in these amounts is approximately $1,052 and $1,460, respectively, of interest and penalties.  The Company decreased interest and penalties approximately $408 and $321 for the years ended December 31, 2012 and 2011, respectively.  The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.

During the years ended December 31, 2012, 2011 and 2010, the Company added approximately $3,471, $2,379 and $3,682, respectively, to its liability for unrecognized tax benefits. Included in these amounts are approximately $339, $491 and $1,250 for the years ended December 31, 2012, 2011 and 2010, respectively, related to interest expense and penalties. In addition, the Company recorded a benefit related to the lapse of applicable statute of limitations of approximately $2,815, $1,728 and $3,132 for the years ended December 31, 2012, 2011 and 2010, respectively, all of which favorably impacted the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years:

Year Ended December 31,	2012	2011	2010

Unrecognized tax benefits, opening balance	$8,966	$15,058	$19,687
Settlement of liability reclassified as income tax payable	—	(4,479)	—
Payments on liability	(15)	(2,590)	—
Tax positions taken in a prior period
Gross increases	1,120	541	2,432
Gross decreases	(504)	—	(980)
Tax positions taken in the current period
Gross increases	2,011	1,347	—
Gross decreases	—	—	—
Lapse of applicable statute of limitations	(2,068)	(914)	(1,566)
Currency translation adjustments	9	3	(4,515)
Unrecognized tax benefits, ending balance	$9,519	$8,966	$15,058

Based upon the Company’s negotiations with the IRS in prior audit cycles, it is not likely the Company would seek competent authority related to its current unrecognized tax reserves.

The Company anticipates that unrecognized tax benefits will increase approximately $1,000 to $1,500 within the next twelve months due to additional transactions related to commissions and transfer pricing.

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

NOTE 12:  CAPITAL TRANSACTIONS

Dividends

The declaration of future dividends is subject to the discretion of the Company’s Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its Board of Directors.

On May 7, 2012, the Company announced that its Board of Directors approved a cash dividend of $0.05 per common share in an aggregate amount of $780 that was paid on May 29, 2012 to shareholders of record on May 18, 2012.  On August 1, 2012, the Company announced that its Board of Directors approved a cash dividend of $0.05 per common share in an aggregate amount of $780 that was paid on August 23, 2012 to shareholders of record on August 13, 2012.  On November 2, 2012, the Company announced that its Board of Directors approved a cash dividend of $0.05 per common share in an aggregate amount of $789 that was paid on November 26, 2012 to shareholders of record on November 15, 2012.

Share-Based Compensation

During the year ended December 31, 2012, the Company’s shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”).  The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500 shares of the Company’s common stock were authorized for the granting of awards under the 2012 Incentive Plan. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for 2012, 2011 and 2010 consisted of the following:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2010	455	$8.25
Granted	475	10.03
Forfeited or canceled	(48)	9.98
Exercised	(23)	5.81
Options outstanding at December 31, 2010	859	9.20
Granted	630	10.84
Forfeited or canceled	(79)	9.64
Exercised	(36)	11.08
Options outstanding at December 31, 2011	1,374	9.88
Granted	686	15.11
Forfeited or canceled	(35)	13.60
Exercised	(241)	9.95
Options outstanding at December 31, 2012	1,784	$11.81

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

During the year ended December 31, 2012, the Company issued time-based options to purchase 217 shares of common stock under the 2009 Incentive Plan to the Company’s new senior executives. These options were issued with a weighted average exercise price of $15.65 per share and a weighted average grant date fair value of $7.66 per share. All of the options issued have an option termination date of ten years from the option grant date.

Also, during the year ended December 31, 2012, the Company issued options to purchase 469 shares of common stock under the 2012 Incentive Plan to the Company’s executive officers and other employees, which are composed of both time-based stock options and net sales revenue performance-based stock options. These options were issued with a weighted average exercise price of $14.86 per share and a weighted average grant date fair value of $7.00 per share. All of the options issued have an option termination date of ten years from the option grant date.

During the year ended December 31, 2011, the Company issued options to purchase 630 shares of common stock under the 2009 Incentive Plan to the Company’s executive officers, other employees and to new members of its Board of Directors. These options were issued with a weighted-average exercise price of $10.84 per share, and a weighted-average grant date fair value of $5.13 per share. All of the options issued have an option termination date of ten years from the option grant date.

During the year ended December 31, 2010, the Company issued options to purchase 475 shares of common stock under the 2009 Incentive Plan, issued to the Company’s executive officers and other employees and to a new member of the Board of Directors, of which 300 were subject to achieving certain operating income metrics.  These options were issued with a weighted average exercise price of $10.03 per share, and a weighted-average grant date fair value of $4.27 per share.  All of the 475 options issued have an option termination date of ten years from the option grant date.

For the years ended December 31, 2012, 2011 and 2010, the Company issued 241, 36 and 23 shares of common stock upon the exercise of stock options at an average exercise price of $9.95, $11.08 and $5.81 per share, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2012, 2011and 2010 was $1,427, $211 and $82, respectively. For the year ended December 31, 2012, the Company recognized $378 of tax benefits from the exercise of stock options during the period.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Weighted average grant date fair value of grants	$7.21	$5.13	$4.27
Expected life (in years)	4.0 to 6.0	3.0 to 4.0	4.0
Risk-free interest rate	0.3 to 0.9	0.7 to 1.2	0.6 to 1.5
Expected volatility	58.5 to 66.0	49.0 to 67.7	51.3 to 65.8
Dividend yield	0.0 to 1.3	0.0	0.0

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.

Share-based compensation expense from time-based stock options for the years ended December 31, 2012, 2011 and 2010 was $2,101, $557 and $437, respectively; the related tax benefit was approximately $850, $222 and $173, respectively. As of December 31, 2012, 2011 and 2010, the unrecognized share-based compensation cost related to grants described above was $2,715, $607 and $451, respectively.  As of December 31, 2012, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.8 years.

Shared-based compensation expense from operating income performance-based stock options for the years ended December 31, 2012, 2011 and 2010 was $653, $2,921 and $0, respectively; the related tax benefit of approximately $255, $1,168 and $0, respectively. As of December 31, 2012, there is no remaining compensation expense to be recognized for the operating income performance-based stock options.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the year ended December 31, 2012.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $600 of potential share-based compensation expense.

The following table summarizes information about options outstanding and exercisable at December 31, 2012.

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Options Exercisable	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share
$5.35 to $9.99	740	7.5	$8.08	690	7.5	$8.05
$10.00 to $11.99	188	7.3	11.38	188	7.3	11.38
$12.00 to $16.12	856	9.0	15.12	133	8.5	15.05
	1,784	8.2	$11.81	1,011	7.6	$9.59

At December 31, 2012, the aggregate intrinsic value of outstanding options to purchase 1,784 shares of common stock, the exercisable options to purchase 1,011 shares of common stock, and options to purchase 644 shares of common stock expected to vest was $5,315, $5,016 and $281, respectively. At December 31, 2011, the aggregate intrinsic value of outstanding options to purchase 1,374 shares of common stock, the exercisable options to purchase 772 shares of common stock, and options to purchase 602 shares of common stock expected to vest was $7,757, $4,819 and $2,732, respectively.

During the period ended December 31, 2012, the Company issued 18 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Board of Directors. The RSUs were issued with a weighted average grant date fair value of $12.07 per share and vest in 12 monthly installments over a one year period from the grant date.

Restricted stock unit activity for the period ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2011	—	$—
Granted	18	12.07
Issued	—	—
Forfeited	—	—
Units outstanding at December 31, 2012	18	12.07

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

Share-based compensation expense from RSUs for the period ended December 31, 2012 was approximately $124 and the related tax benefit was approximately $49. As of December 31, 2012, the unrecognized share-based compensation expense related to the grants described above was $99. As of December 30, 2012, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.4 years.

NOTE 13:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2012, the Company made matching contributions of 50 percent of employee contributions up to a maximum of five percent of the employee’s compensation (the match was increased from 50 percent to 60 percent of employee contributions up to a maximum of five percent beginning in fiscal year 2013). The Company’s contributions to the plan vest after a period of three years. During 2012, 2011 and 2010, the Company contributed to the plan approximately $551, $438 and $1,065, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). The Company had deferred compensation plan assets of approximately $1,276 and $1,429 as of December 31, 2012 and 2011, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 14:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalating payments using the straight-line method. The Company incurred expenses of approximately $6,096, $6,177 and $6,174 in connection with operating leases during 2012, 2011 and 2010, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2012 were as follows:

Year Ending December 31,
2013	$4,688
2014	3,961
2015	2,542
2016	1,618
2017	1,598
Thereafter	640
Total	$15,047

The Company enters into contracts with suppliers to ensure the availability of both botanical and non-botanical raw materials, as well as packing materials, in advance of its annual requirements. As of December 31, 2012, the Company has entered into non-cancelable purchase agreements for $8,344 related to fiscal year 2013 production needs.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2012, 2011 and 2010, the aggregate amounts of these payments were $1,270, $8,360 and $2,987, respectively.

Legal Proceedings

The Company is party to various legal proceedings, including those noted below. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations, or cash flows for the period in which the ruling occurs and/or future periods. The Company maintains product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to VAT assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $1,100.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of December 31, 2012 and 2011, accrued liabilities include $6,207 and $6,921, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

The Company reviews its self-insurance accruals on a quarterly basis and determines, based upon a review of its recent claims history and other factors, which portions of its self-insurance accruals should be considered short-term and long-term. The Company has accrued $2,990 and $2,892 for product liability and employee medical claims at December 31, 2012 and 2011, respectively, of which $532 and $489 was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

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

NOTE 15:  OPERATING BUSINESS SEGMENT AND INTERNATIONAL OPERATION INFORMATION

The Company has three business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company has two business segments that operate under the Nature’s Sunshine Products brand and are divided based on the characteristics of their Distributor base, similarities in compensation plans, as well as the internal organization of NSP’s officers and their responsibilities (NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe). The Company’s third business segment operates under the Synergy WorldWide brand, which distributes its products through different marketing and Distributor compensation plans and products with formulations that are sufficiently different from those of the NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe to warrant accounting for these operations as a separate business segment. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

Historically, the Company had reported its two business segments that operate under the Nature’s Sunshine Products brand based upon their geographic operations in the United States (NSP United States) and in the countries outside the United States (NSP International).  This was how the Company was regularly evaluated by the chief executive officer and executive team.

During 2012, the Company engaged in a reorganization process in which the business segments, the roles of upper management responsible for the operating segments, and the information provided to the chief operating decision maker were reevaluated.  As a result of the reorganization process, the two historical NSP segments (NSP United States and NSP International), which were previously separated based on geographical operations, were divided into two different identifiable segments (NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe) based on the nature of the business activities of each segment, the existence of Managers responsible for them, and information presented to the chief operating decision maker. The two new segments distribute products in differing ways in that NSP Americas, Asia Pacific and Europe sells products through a mixture of retailing, practitioners and direct selling while NSP Russia, Central and Eastern Europe’s business model is more oriented to a network marketing approach.  The chief operating decision maker now reviews the operating results of the two new NSP segments. The new NSP segments also conform to the revised internal management structure. There was no change to the Synergy WorldWide segment.  The presentation of the comparative information has been revised to conform to the 2012 presentation.

Reportable business segment information for the years ended December 31, 2012, 2011 and 2010 is as follows:

Year Ended December 31,	2012	2011	2010
Net sales revenue:
NSP Americas, Asia Pacific and Europe	$208,945	$216,912	$225,213
NSP Russia, Central and Eastern Europe	57,853	56,986	56,141
Synergy WorldWide	100,670	93,915	68,564
Total net sales revenue	367,468	367,813	349,918
Contribution margin (1):
NSP Americas, Asia Pacific and Europe	82,778	86,004	86,570
NSP Russia, Central and Eastern Europe	21,957	22,374	20,755
Synergy WorldWide	36,142	36,143	22,962
Total contribution margin	140,877	144,521	130,287

Selling, general and administrative	106,861	109,606	119,024
Contract termination costs	—	14,750	—
Operating income	34,016	20,165	11,263

Other income, net	1,480	1,847	2,727
Income before provision for income taxes	$35,496	$22,012	$13,990

(1)         Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

Year Ended December 31,	2012	2011	2010
Capital expenditures:
NSP Americas, Asia Pacific and Europe	$5,684	$993	$1,898
NSP Russia, Central and Eastern Europe	44	66	—
Synergy WorldWide	1,051	1,183	779
Total capital expenditures	$6,779	$2,242	$2,677

Depreciation and amortization:
NSP Americas, Asia Pacific and Europe	$3,339	$3,827	$3,721
NSP Russia, Central and Eastern Europe	36	43	23
Synergy WorldWide	703	492	510
Total depreciation and amortization	$4,078	$4,362	$4,254

As of December 31,	2012	2011
Assets:
NSP Americas, Asia Pacific and Europe	$136,237	$124,483
NSP Russia, Central and Eastern Europe	8,558	9,030
Synergy WorldWide	49,124	42,298
Total assets	$193,919	$175,811

From an individual country perspective, only the United States comprises approximately 10 percent or more of consolidated net sales revenue for any of the years ended December 31, 2012, 2011 and 2010 as follows:

Year Ended December 31,	2012	2011	2010
Net sales revenue:
United States	$154,716	$159,471	$156,767
Other	212,752	208,342	193,151
Total net sales revenue	$367,468	$367,813	$349,918

Revenue generated by each of the Company’s product lines is set forth below (U.S. dollars in thousands):

Year Ended December 31,	2012	2011	2010
NSP Americas, Asia Pacific and Europe:
Herbal Products	$118,211	$121,907	$118,531
Vitamins and Mineral and Other Nutritional Supplements	80,567	81,974	91,852
Personal Care Products	6,150	7,503	7,924
Other Products	4,017	5,528	6,906
	208,945	216,912	225,213
NSP Russia, Central and Eastern Europe:
Herbal Products	$25,311	$25,120	$26,867
Vitamins and Mineral and Other Nutritional Supplements	26,147	24,202	24,416
Personal Care Products	6,203	7,479	4,638
Other Products	192	185	220
	57,853	56,986	56,141
Synergy WorldWide:
Herbal Products	$39,607	$33,563	$28,045
Vitamins and Mineral and Other Nutritional Supplements	54,128	50,936	32,296
Personal Care Products	5,350	7,526	6,542
Other Products	1,585	1,890	1,681
	100,670	93,915	68,564
Total net sales revenue	$367,468	$367,813	$349,918

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

As of December 31	2012	2011
Property, plant and equipment
United States	$20,923	$18,119
Venezuela	3,535	3,939
Other	3,492	3,079
Total property, plant and equipment	$27,950	$25,137

NOTE 16:  RELATED PARTY TRANSACTIONS

The Company maintains split-dollar life insurance policies on certain executives. The cash surrender value of $49 and $51 related to such policies is recorded in other assets as of December 31, 2012 and 2011, respectively.

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

NOTE 17:  FAIR VALUE

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$638	$—	$638
U.S. government security funds	986	—	—	986
Equity securities	447	—	—	447
Investment securities	1,276	—	—	1,276
Total assets measured at fair value on a recurring basis	$2,709	$638	$—	$3,347

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$1,209	$—	$1,209
U.S. government security funds	983	—	—	983
Short-term deposits	—	3,104	—	3,104
Equity securities	381	—	—	381
Investment securities	1,429	—	—	1,429
Total assets measured at fair value on a recurring basis	$2,793	$4,313	$—	$7,106

Investments available-for-sale — The majority of the Company’s investment portfolio consist of various securities such as state and municipal obligations, U.S. government security funds, short-term deposits and various equity securities.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities and U.S. government treasuries.  The Level 2 securities include investments in state and municipal obligations whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Investment securities — The majority of the Company’s trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the years ended December 31, 2012 and 2011, there were no fair value measurements using significant unobservable inputs (Level 3).

NOTE 18:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

As discussed in Note 2, during the year ended December 31, 2012, the Company changed its method of accounting to present shipping and handling costs related to the sale of the Company’s products together with the cost of sales in the consolidated statement of operations. These shipping and handling costs have previously been presented by the Company as part of selling, general and administrative expenses. This change has been made retrospectively to all periods presented in the Company’s financial statements. The impact of the change in accounting principle in the three months ended December 31, 2012 was to increase cost of sales and decrease selling, general and administrative expenses by $5,281. The total amount of shipping and handling costs reclassified by the Company from selling, general and administrative expense to cost of sales in its consolidated statements of operations for the three months ended September 30, 2012, June 30, 2012, and March 31, 2012 is $5,431, $5,524, and $5,369, respectively. The total amount of shipping and handling costs reclassified by the Company from selling, general and administrative expense to cost of sales in its consolidated statements of operations for the three months ended December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011 is $5,061, $5,078, $4,911 and $4,949, respectively.

The following tables presents the Company’s unaudited summary of quarterly operations during 2012 and 2011 for each of three month periods ended March 31, June 30, September 30, and December 31.

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales revenue	$92,868	$92,991	$91,232	$90,377
Cost of sales	(23,729)	(22,610)	(23,144)	(23,841)
Gross profit	69,139	70,381	68,088	66,536

Volume incentives	33,581	33,540	33,155	32,991
Selling, general and administrative	26,384	26,530	26,228	27,719
Operating income	9,174	10,311	8,705	5,826
Other income (expense)	(110)	165	(214)	1,639
Income before income taxes	9,064	10,476	8,491	7,465
Tax provision	1,836	3,190	2,121	2,969
Net income	$7,228	$7,286	$6,370	$4,496
Basic and diluted net income per common share

Basic:
Net income per common share	$0.46	$0.47	$0.41	$0.28

Diluted:
Net income per common share	$0.46	$0.46	$0.40	$0.28

Dividends declared per common share	$—	$0.05	$0.05	$0.05

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales revenue	$92,844	$91,811	$91,102	$92,056
Cost of sales	(23,501)	(22,040)	(21,957)	(21,911)
Gross profit	69,343	69,771	69,145	70,145

Volume incentives	34,298	33,390	32,733	33,462
Selling, general and administrative	27,424	28,329	26,767	27,086
Contract termination costs	—	—	14,750	—
Operating income (loss)	7,621	8,052	(5,105)	9,597
Other income (expense)	265	(420)	1,204	798
Income (loss) before income taxes	7,886	7,632	(3,901)	10,395
Tax provision (benefit)	1,264	2,018	(1,645)	2,774
Net income (loss)	$6,622	$5,614	$(2,256)	$7,621

Basic and diluted net income (loss) per common share

Basic:
Net income per common share	$0.43	$0.36	$(0.14)	$0.49

Diluted:
Net income per common share	$0.43	$0.36	$(0.14)	$0.48

Dividends declared per common share	$—	$—	$—	$—

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

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2012. In addition, this item provides a discussion of management’s evaluation of internal control over financial reporting.

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

In connection with the preparation of our Annual Report as of December 31, 2012, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nature’s Sunshine Products, Inc.:

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 6, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, and included an explanatory paragraph regarding the Company’s change in accounting method for presentation of shipping and handling costs.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 6, 2013

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012, except that the information required with respect to our executive officers is set forth under Item 1. “Business”, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2012 and 2011

Consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010

Consolidated statements of comprehensive income for the years ended December 31, 2012, 2011, and 2010

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2012, 2011, and 2010

Consolidated statements of cash flows for the years ended December 31, 2012, 2011, and 2010

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

Nature’s Sunshine Products, Inc.

Date: March 6, 2013	By:	/s/ Michael D. Dean

Michael D. Dean,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory L. Probert	Executive Chairman of the Board and Director	March 6, 2013
Gregory L. Probert

/s/ Michael D. Dean	Chief Executive Officer and Director	March 6, 2013
Michael D. Dean

/s/ Kristine F. Hughes	Vice Chair of the Board and Director	March 6, 2013
Kristine F. Hughes

/s/ Stephen M. Bunker	Executive Vice President,	March 6, 2013
Stephen M. Bunker	Chief Financial Officer and Treasurer, Chief Accounting Officer

/s/ Albert R. Dowden	Director	March 6, 2013
Albert R. Dowden

/s/Mark R. Genender	Director	March 6, 2013
Mark R. Genender

/s/ Robert B. Mercer	Director	March 6, 2013
Robert B. Mercer

/s/ Willem Mesdag	Director	March 6, 2013
Willem Mesdag

/s/ Jeffrey D. Watkins	Director	March 6, 2013
Jeffrey D. Watkins

NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year

Year ended December 31, 2012

Allowance for doubtful accounts receivable	$647	$45	$(86)	$(1)	$26	$631

Allowance for sales returns	109	2,296	(2,249)	—	(2)	154

Allowance for obsolete inventory	2,083	985	(809)	—	(5)	2,254

Tax valuation allowance	9,836	(1,687)	—	—	—	8,149

Year ended December 31, 2011

Allowance for doubtful accounts receivable	$918	$(133)	$(174)	$12	$24	$647

Allowance for sales returns	90	625	(606)	—	—	109

Allowance for obsolete inventory	2,397	732	(1,057)	10	1	2,083

Tax valuation allowance	12,282	(2,390)	(56)	—	—	9,836

Year ended December 31, 2010

Allowance for doubtful accounts receivable	$1,840	$213	$(1,148)	$—	$13	$918

Allowance for sales returns	55	640	(605)	—	—	90

Allowance for obsolete inventory	2,833	1,196	(1,605)	—	(27)	2,397

Tax valuation allowance	18,662	302	(6,706)	—	24	12,282

LIST OF EXHIBITS

Item No.	Exhibit

3.1(1)	Adjusted and Adjusted Articles of Incorporation.
3.2(1)	Adjusted and Adjusted By-laws.
10.1(1)*	Nature’s Sunshine Products, Inc. Tax Deferred Retirement Plan, as Adjusted as of March 1, 2008.
10.2(1)*	Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan, as Adjusted effective as of January 1, 2008.
10.3(1)*	1995 Stock Option Plan, as Adjusted.
10.4(1)*	Form of Stock Option Agreement (1995 Stock Option Plan).
10.6(3)*	Employment Agreement, dated as of December 21, 2007, between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.7(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.11(4)*	Retirement and Consulting Agreement, dated as of December 9, 2008, by and between Nature’s Sunshine Products, Inc. and Eugene Hughes.
10.12(5)*	Employment Agreement, dated as of December 21, 2007, by and between Nature’s Sunshine Products, Inc. and Jamon Jarvis.
10.13(5)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Jamon Jarvis.
10.14(6)	2009 Stock Incentive Plan
10.15(9)	Form of Award Agreement (2009 Stock Incentive Plan)
10.16(7)	First Amendment to Employment Agreement and Form of Consulting Agreement, dated March 12, 2011, by and between the Company and Douglas Faggioli
10.17(7)	Employment Agreement, dated March 12, 2010, by and between the Company and Michael D. Dean
10.18(7)	Stock Option Agreement, dated March 12, 2010, by and between the Company and Michael D. Dean
10.19(8)	Employment Agreement, dated June 17, 2011, by and between the Company and Gregory L. Probert
10.20(8)	Stock Option Agreement, dated June 17, 2011, by and between the Company and Gregory L. Probert
10.21(9)	Employment Agreement, dated January 25, 2012, by and between the Company and D. Wynne Roberts
10.22(9)	Stock Option Agreement, dated February 6, 2012, by and between the Company and D.Wynne Roberts
10.23(12)	2012 Stock Incentive Plan
10.24(12)	Form of Award Agreement (2012 Stock Incentive Plan)
14(1)	Nature’s Sunshine Products, Inc. Code of Conduct.
18(10)	Letter from Independent Registered Public Accounting Firm regarding change in accounting pricnciple
21(10)	List of Subsidiaries of Registrant.
23.1(10)	Consent of Independent Registered Public Accounting Firm.
31.1(10)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adjusted.
31.2(10)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adjusted.
32.1(11)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(11)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Balance Sheets as of December 31, 2012 and 2011, the (iii)Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010 and (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Previously filed with the SEC on November 9, 2009 as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and is incorporated herein by reference.
(2)	Previously filed with the SEC on January 12, 2009 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(3)	Previously filed with the SEC on December 31, 2007 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(4)	Previously filed with the SEC on February 12, 2009 as an exhibit to the registration statement on Form 10 and is incorporated herein by reference.
(5)	Previously filed with the SEC on March 20, 2009 as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.
(6)	Previously filed with the SEC on October 19, 200+ as Appendix C, an exhibit to the Registrant’s Proxy Statement and is incorporated herein by reference.
(7)	Filed with the SEC on March 16, 2010 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(8)	Filed with the SEC on June 22, 2011 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(9)	Filed with the SEC on February 23, 2011 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(10)	Filed herewith.
(11)	Furnished herewith.
(12)	Filed with the SEC on August 3, 2012 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.

*	Management contract or compensatory plan.