Form 10-Q
period 2013-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2013-05-09
CIK 275053

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock, no par value, outstanding on April 30, 2013 was 15,873,768 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2013

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$83,036	$79,241
Accounts receivable, net of allowance for doubtful accounts of $636 and $631, respectively	10,014	9,614
Investments available for sale	2,110	2,071
Inventories	41,342	43,280
Deferred income tax assets	5,090	5,307
Prepaid expenses and other	6,470	5,820
Total current assets	148,062	145,333

Property, plant and equipment, net	27,891	27,950
Investment securities	1,235	1,276
Intangible assets, net	965	1,002
Deferred income tax assets	11,542	11,516
Other assets	6,496	6,842
	$196,191	$193,919

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,144	$6,226
Accrued volume incentives	20,216	18,130
Accrued liabilities	27,287	27,302
Deferred revenue	3,571	4,311
Current installments of long-term debt	3,362	3,350
Income taxes payable	1,451	2,071
Total current liabilities	61,031	61,390

Liability related to unrecognized tax benefits	10,609	10,571
Long-term debt	1,424	2,270
Deferred compensation payable	1,235	1,276
Other liabilities	3,057	2,776
Total long-term liabilities	16,325	16,893

Commitments and Contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 15,874 and 15,810 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	79,072	77,292
Retained earnings	52,191	48,910
Accumulated other comprehensive loss	(12,428)	(10,566)
Total shareholders’ equity	118,835	115,636
	$196,191	$193,919

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net sales revenue	$96,479	$92,868
Cost of sales	(24,445)	(23,729)
Gross profit	72,034	69,139

Operating expenses:
Volume incentives	34,975	33,581
Selling, general and administrative	30,117	26,384
	65,092	59,965
Operating income	6,942	9,174
Other income (loss), net	330	(110)
Income before provision for income taxes	7,272	9,064
Provision for income taxes	2,408	1,836
Net income	$4,864	$7,228

Basic and diluted net income per common share

Basic:
Net income	$0.31	$0.46

Diluted:
Net income	$0.30	$0.46

Weighted average basic common shares outstanding	15,822	15,578
Weighted average diluted common shares outstanding	15,956	15,846

Dividends declared per common share	$0.10	$—

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$4,864	$7,228
Foreign currency translation gain (loss) (net of tax)	(1,886)	109
Net unrealized gains on investment securities (net of tax)	24	44
Total comprehensive income	$3,002	$7,381

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,864	$7,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(25)	5
Depreciation and amortization	1,088	1,084
Share-based compensation expense	1,148	636
Loss on sale of property and equipment	11	13
Deferred income taxes	235	449
Amortization of bond discount	1	3
Purchase of trading investment securities	(19)	(19)
Proceeds from sale of trading investment securities	105	92
Realized and unrealized gains on investments	(21)	(42)
Foreign exchange losses	(416)	553
Changes in assets and liabilities:
Accounts receivable	(555)	(3,279)
Inventories	1,716	281
Prepaid expenses and other current assets	(658)	(884)
Other assets	83	578
Accounts payable	(943)	(1,250)
Accrued volume incentives	2,206	2,038
Accrued liabilities	262	(3,597)
Deferred revenue	(740)	933
Income taxes payable	(516)	(2,988)
Liability related to unrecognized tax benefits	38	(1,261)
Deferred compensation payable	(41)	15
Net cash provided by operating activities	7,823	588
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,165)	(917)
Proceeds from sale of property, plant and equipment	8	15
Proceeds from sale of investments available for sale	—	3,499
Purchase of investments available for sale	(83)	(217)
Net cash provided by (used in) investing activities	(1,240)	2,380
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(1,583)	—
Principal payments of long-term debt	(834)	(816)
Proceeds from the exercise of stock options	633	337
Net cash used in financing activities	(1,784)	(479)
Effect of exchange rates on cash and cash equivalents	(1,004)	(116)
Net increase in cash and cash equivalents	3,795	2,373
Cash and cash equivalents at the beginning of the period	79,241	58,969
Cash and cash equivalents at the end of the period	$83,036	$61,342
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,282	$6,327
Cash paid for interest	20	33

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

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. The Company also exports its products to Argentina, Australia, Chile, Israel, New Zealand and Norway.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of March 31, 2013, and for the three-month periods ended March 31, 2013 and 2012.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2013.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Classification of Venezuela as a Highly Inflationary Economy and Devaluation of Its Currency

Since January 1, 2010, Venezuela has been designated as a highly inflationary economy. Accordingly, the U.S. dollar became the functional currency for the Company’s subsidiary in Venezuela. All gains and losses resulting from the re-measurement of its financial statements are determined using official rates. On February 11, 2013, the Venezuelan government announced the further devaluation of the bolivar to 6.3 bolivars per U.S. dollar.

Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control agency organization in order for the Company’s subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. Prior to January 1, 2010, the market rate, which is substantially lower than the official rate, was available to obtain U.S. dollars or other currencies without approval of the government’s currency control organization. In 2013, the government of Venezuela enacted a new currency transaction system, the Complementary System for Foreign Currency Administration (“SICAD”), to replace the System for Foreign Currency Denominated Securities (“SITME”) which was enacted in 2010 to end the trading of currency at the market rate.  Under SICAD, which is administered by the Venezuela Central Bank, entities domiciled in Venezuela submit bids to obtain U.S. dollar denominated securities in limited quantities each month through banking institutions approved by the government. Based on the bids received, the Venezuela Central Bank will determine how many U.S dollars will be sold and which companies are authorized to buy. Subsequently, the Venezuela Central Bank will pay the foreign entities directly to limit the amount of U.S. dollars available within Venezuela.

The Company re-measures its results in Venezuela at the SICAD rate, which was approximately 6.3 bolivars per U.S. dollar as of March 31, 2013.

During the three months ended March 31, 2013 and 2012, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.2 percent and 1.7 percent of consolidated net sales revenue, respectively.  As of March 31, 2013 and December 31, 2012, the Company’s Venezuelan subsidiary held cash and cash equivalents of $2,145 and $1,748, respectively.  At this time, the Company is not able to reasonably estimate the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SICAD rate.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

As of June 30, 2012, Belarus was designated as a highly inflationary economy. Historically, the U.S. dollar has been our functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of our Distributors in this market has become diminished. During the three months ended March 31, 2013 and 2012, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.3 percent and 1.8 percent of consolidated net sales revenue, respectively.

(2)                     Inventories

The composition of inventories is as follows:

	March 31,	December 31,
	2013	2012
Raw materials	$12,217	$13,287
Work in progress	775	742
Finished goods	28,350	29,251
Total inventory	$41,342	$43,280

(3)                     Intangible Assets

At March 31, 2013 and December 31, 2012, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $798 and $761, and a net amount of $965 and $1,002, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended March 31, 2013 and 2012 was $37 and $37, respectively. Estimated amortization expense for each of the three succeeding fiscal years thereafter is $149 followed by two fiscal years with estimated amortization expense of $91.

(4)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$606	$26	$—	$632
U.S. government securities funds	995	—	(8)	987
Equity securities	227	267	(3)	491
Total short-term investment securities	$1,828	$293	$(11)	$2,110

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$608	$30	$—	$638
U.S. government securities funds	995	—	(9)	986
Equity securities	227	228	(8)	447
Total short-term investment securities	$1,830	$258	$(17)	$2,071

The municipal obligations held at a fair value of $632 at March 31, 2013 all mature in less than two years.

During the three-month period ended March 31, 2013 and 2012, the proceeds from the sales of available-for-sale securities were $0 and $3,499, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the three-month periods ended March 31, 2013 and 2012, respectively.

The Company’s trading securities portfolio totaled $1,235 at March 31, 2013 and $1,276 at December 31, 2012, and generated gains of $45 and $86 for the three months ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, the Company had unrealized losses of $8 and $9, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

(5)                     Long-Term Debt

On August 9, 2011, the Company entered into a Revolving Credit agreement with Wells Fargo Bank, N.A. that permits the Company to borrow up to $15,000 through August 9, 2014, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At March 31, 2013, the Company had $15,000 available under this facility.

A term loan of $10,000 was obtained in conjunction with the Revolving Credit agreement with Wells Fargo Bank, N.A. and has a maturity date of August 9, 2014 and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of March 31, 2013 and December 31, 2012). The term loan is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

Long-term debt consists of the following:

	March 31,	December 31,
	2013	2012
Term loan in monthly installments of approximately $284, including interest, secured by real estate	$4,786	$5,620
Less current installments	(3,362)	(3,350)
Long-term debt less current installments	$1,424	$2,270

The various debt agreements contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  The Company is in compliance with these debt covenants as of March 31, 2013.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Net income	$4,864	$7,228

Basic weighted average shares outstanding	15,822	15,578

Basic net income per common share	$0.31	$0.46

Diluted shares outstanding
Basic weighted average shares outstanding	15,822	15,578
Stock options	134	268
Diluted weighted average shares outstanding	15,956	15,846

Diluted net income per common share	$0.30	$0.46

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	45	251

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	1,124	135

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based options to purchase shares of common stock for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income (loss) per share for the three months ended March 31, 2013 and 2012.

(7)                     Share-Based Compensation

Stock option activity for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2012	1,784	$11.81
Granted	548	15.01
Expired	(25)	14.52
Exercised	(64)	9.94
Options outstanding at March 31, 2013	2,243	12.61

The Company’s outstanding stock options include time-based stock options which vest over differing periods ranging from the date of issuance up to 48 months from the option grant date, performance-based stock options which vest upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options, performance-based stock options which vest upon achieving cumulative annual net sales revenue growth targets over a rolling two-year period subject to the Company maintaining at least an eight percent operating income margin during the applicable period, and performance-based stock options which vest upon achieving annual net sales targets over a rolling one-year period.

During the three-month period ended March 31, 2013, the Company granted options to purchase 548 shares of common stock under the 2012 Incentive Plan to the Company’s executive officers and other employees, which are composed of both time-based stock options and net sales revenue performance-based stock options. These options were issued with a weighted-average exercise price of $15.01 per share and a weighted-average grant date fair value of $6.17 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three-month period ended March 31, 2013:

2013
Expected life (in years)	5.0 to 6.0
Risk-free interest rate	0.8
Expected volatility	56.1 to 58.1
Dividend yield	2.6

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.  The dividend yield is based on the Company’s historical and expected amount of dividend payouts, at the time of grant.

Share-based compensation expense from time-based stock options for the three-month period ended March 31, 2013 and 2012 was approximately $1,074 and $313, respectively; the related tax benefit was approximately $424 and $125, respectively. As of March 31, 2013 and December 31, 2012, the unrecognized share-based compensation expense related to the grants described above was $4,379 and $2,715, respectively. As of March 31, 2013, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 2.2 years.

The Company recorded shared-based compensation expense of $0 and $323 and a related tax benefit of approximately $0 and $128 for the three months ended March 31, 2013 and 2012, respectively, for the performance-based stock options. As of December 31, 2012, there is no remaining compensation expense to be recognized for the operating income performance-based stock options.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the quarter ended March 31, 2013.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $1,100 of potential share-based compensation expense.

At March 31, 2013, the aggregate intrinsic value of outstanding stock options to purchase 2,243 shares of common stock, exercisable stock options to purchase 1,061 shares of common stock and stock options to purchase 962 shares of common stock that are expected to vest was $6,013, $5,451 and $534, respectively. At December 31, 2012, the aggregate intrinsic value of outstanding options to purchase 1,784 shares of common stock, the exercisable options to purchase 1,011 shares of common stock, and options to purchase 644 shares of common stock expected to vest was $5,315, $5,016 and $281, respectively.

Restricted stock unit activity for the period ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2012	18	$12.07
Granted	—	—
Issued	—	—
Forfeited	—	—
Units outstanding at March 31, 2013	18	12.07

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

Share-based compensation expense from RSUs for the period ended March 31, 2013 was approximately $74 and the related tax benefit was approximately $29. As of March 31, 2013 and December 31, 2012, the unrecognized share-based compensation expense related to the grants described above was $25 and $99, respectively. As of March 31, 2013, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.2 years.

(8)                     Segment Information

The Company has three business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company has two business segments that operate under the Nature’s Sunshine Products brand and are divided based on the characteristics of their Distributor base, similarities in compensation plans, as well as the internal organization of NSP’s officers and their responsibilities (NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe). The Company’s third business segment operates under the Synergy WorldWide brand, which distributes its products through different marketing and Distributor compensation plans and products with formulations that are sufficiently different from those of NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe to warrant accounting for these operations as a separate business segment. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

During 2012, the Company engaged in a reorganization process in which the business segments, the roles of upper management responsible for operating the business segments, and the information provided to the chief executive officer were reevaluated.  As a result of the reorganization process, the two historical NSP segments (NSP United States and NSP International), which were separated based on their geographical operations, were divided into two new segments (NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe) based on the nature of their business activities, and the information presented to the chief executive officer. NSP Americas, Asia Pacific and Europe distributes products through a mixture of retailing, practitioners and direct selling while NSP Russia, Central and Eastern Europe is more oriented to a network marketing approach. The new NSP segments conform to a revised internal management structure, and report their operating results separately to the chief executive officer. There was no change to the Synergy WorldWide segment.  The presentation of the comparative information has been revised to conform to the new presentation.

Reportable business segment information is as follows:

	Three Months Ended March 31,
	2013	2012
Net sales revenue:
NSP Americas, Asia Pacific and Europe	$53,137	$53,935
NSP Russia, Central and Eastern Europe	16,140	15,590
Synergy WorldWide	27,202	23,343
Total net sales revenue	96,479	92,868

Contribution margin (1):
NSP Americas, Asia Pacific and Europe	21,956	21,340
NSP Russia, Central and Eastern Europe	5,983	6,006
Synergy WorldWide	9,120	8,212
Total contribution margin	37,059	35,558

Selling, general and administrative	30,117	26,384
Operating income	6,942	9,174

Other income (expense), net	330	(110)
Income before provision for income taxes	$7,272	$9,064

(1)              Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

From an individual country perspective, only the United States comprises 10 percent or more of consolidated net sales revenue for the three-month periods ended March 31, 2013 and 2012 as follows:

	Three Months Ended March 31,
	2013	2012
Net sales revenue:
United States	$39,148	$39,737
Other	57,331	53,131
	$96,479	$92,868

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended March 31,
	2013	2012
NSP Americas, Asia Pacific and Europe:
Herbal Products	$30,376	$30,644
Vitamins and Mineral and Other Nutritional Supplements	20,484	20,462
Personal Care Products	1,254	1,722
Other Products	1,023	1,107
	53,137	53,935
NSP Russia, Eastern and Central Europe:
Herbal Products	$7,172	$6,780
Vitamins and Mineral and Other Nutritional Supplements	7,482	6,968
Personal Care Products	1,429	1,793
Other Products	57	49
	16,140	15,590
Synergy WorldWide:
Herbal Products	$11,939	$8,447
Vitamins and Mineral and Other Nutritional Supplements	13,332	13,037
Personal Care Products	1,570	1,438
Other Products	361	421
	27,202	23,343
	$96,479	$92,868

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

	March 31, 2013	December 31, 2012
Property, plant and equipment:
United States	$21,081	$20,923
Venezuela	3,516	3,535
Other	3,294	3,492
Total property, plant and equipment	$27,891	$27,950

(9)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended March 31, 2013 and 2012, the Company’s provision for income taxes, as a percentage of income before income taxes was 33.1 percent and 20.3 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2013 was primarily attributed to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-9.7 percent), offset, in part, by an increase in tax liabilities associated with uncertain tax positions (7.7 percent).

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2012 was primarily attributed to foreign deductible items, including a favorable inflation adjustment (-4.4 percent), and a decrease in tax liabilities associated with uncertain tax positions due to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions (-9.5 percent), in addition to a valuation allowance release related to the utilization of foreign tax credits (-4.7 percent).

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

The Company’s U.S. federal income tax returns for 2009 through 2011 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2006 through 2012. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 through 2011 tax years.

As of March 31, 2013, the Company had accrued $10,609 of liabilities related to unrecognized tax benefits compared with $10,571 as of December 31, 2012. This net increase was primarily attributed to the increase in transfer pricing contingencies, including anticipated increases in penalties and interest.

Although the Company believes its estimates related to its unrecognized tax benefits are reasonable, the Company can provide no assurances that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals.  Any differences in the final tax outcome of these matters could have a material impact on the Company’s income tax provision and operating results in the periods in which the Company makes such determination.

(10)              Commitments and Contingencies

Legal Proceedings

The Company is party to various legal proceedings, including those noted below. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Therefore, no provision for losses has been provided. The Company believes future payments related to these matters could range from $0 to approximately $1,000. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations, or cash flows for the period in which the ruling occurs and/or future periods. The Company maintains general liability and excess liability insurance coverage. The Company also maintains product liability insurance through a wholly owned captive insurance company. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of March 31, 2013 and December 31, 2012, accrued liabilities include $6,301 and $6,207, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$632	$—	$632
U.S. government security funds	987	—	—	987
Equity securities	491	—	—	491
Investment securities	1,235	—	—	1,235
Total assets measured at fair value on a recurring basis	$2,713	$632	$—	$3,345

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$638	$—	$638
U.S. government security funds	986	—	—	986
Equity securities	447	—	—	447
Investment securities	1,276	—	—	1,276
Total assets measured at fair value on a recurring basis	$2,709	$638	$—	$3,347

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

For the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the three months ended March 31, 2013 and 2012, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2012, and our Reports on Form 8-K filed since the date of such Form 10-K.

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

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to Argentina, Australia, Chile, Israel, New Zealand and Norway.

During the first quarter of 2013, we experienced an increase in our consolidated net sales of 3.9 percent compared to the first quarter of 2012 (or 4.2 percent in local currencies). Synergy WorldWide net sales increased approximately 16.5 percent compared to the same period in 2012 (or 16.7 percent in local currencies). NSP Americas, Asia Pacific and Europe net sales decreased approximately 1.5 percent compared to the same period in 2012 (or 1.0 percent in local currencies). NSP Russia, Central and Eastern Europe net sales increased approximately 3.5 percent compared to the same period in 2012. Our most significant sales revenue growth was from our Synergy businesses in Europe and Korea. Gains in these markets were partially offset by decreases in other markets, principally NSP Canada, NSP Japan, NSP Peru and Synergy North America.

Over the same period, selling, general and administrative expense as a percentage of net sales revenue for the quarter increased from 28.4 percent in the prior year to 31.2 percent in the current year as a result of increased U.S. compensation costs and severance costs associated to the resignation of our previous CEO.

We distribute our products to consumers through an independent sales force comprised of independent Managers and Distributors, some of whom also consume products. Typically a person who joins our independent sales force begins as a Distributor. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. On a worldwide basis, active Managers were approximately

18,200 and 19,000 at March 31, 2013 and 2012, respectively, and active Distributors and customers worldwide were approximately 341,200 and 349,100 at March 31, 2013 and 2012, respectively.

Net sales revenue represents net sales including shipping and handling revenues offset by volume rebates given to Managers, Distributors and customers. Volume rebates as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict rebates. We also offer reduced volume rebates with respect to certain products and promotions worldwide.

Our international operations have provided and are expected to continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we also compare the percentage change in net sales from one period to another period by excluding the effects of foreign currency exchange as shown below. Net sales excluding the impact of foreign exchange fluctuations is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting the impact of foreign currency fluctuations is useful to investors because it allows a more meaningful comparison of net sales of our foreign operations from period to period. However, net sales excluding the impact of foreign currency fluctuations should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP.

Our gross profit consists of net sales less cost of sales, which represents our manufacturing costs, the price we pay to our raw material suppliers and manufacturers of our products, and duties and tariffs, as well as shipping and handling costs related to product shipments.

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

Most of our sales to Distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate transaction losses on intercompany transactions. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. See Item 3. Quantitative and Qualitative Disclosures about Market Risk.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands).

	2013		2012		Change
	Total	Percent of	Total	Percent of	Total
	dollars	net sales	dollars	net sales	dollars	Percentage
Net sales revenue	$96,479	100.0%	$92,868	100.0%	$3,611	3.9%
Cost of sales	(24,445)	(25.3)	(23,729)	(25.6)	(716)	(3.0)
	72,034	74.7	69,139	74.4	2,895	4.2

Volume incentives	34,975	36.3	33,581	36.1	1,394	4.2
SG&A expenses	30,117	31.2	26,384	28.4	3,733	14.1
Operating income	6,942	7.2	9,174	9.9	(2,232)	(24.3)
Other income (loss), net	330	0.3	(110)	(0.1)	440	400.0
Income before provision for income taxes	7,272	7.5	9,064	9.8	(1,792)	(19.8)
Provision for income taxes	2,408	2.5	1,836	2.0	572	31.2
Net income	$4,864	5.0%	$7,228	7.8%	$(2,364)	(32.7)%

Net Sales Revenue

The following table summarizes the changes in our net sales revenue by operating segment for the three months ended March 31, 2013 and 2012.

	Net Sales Revenue by Operating Segment
	2013	2012	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$39,504	$39,466	0.1%	$(21)	0.1%
NSP Latin America	11,890	11,860	0.3	(103)	1.1
NSP Asia Pacific and Europe	1,743	2,609	(33.2)	(151)	(27.4)
	53,137	53,935	(1.5)	(275)	(1.0)

NSP Russia, Central and Eastern Europe	$16,140	$15,590	3.5%	$4	3.5%

Synergy WorldWide:
Synergy North America	$4,190	$4,902	(14.5)%	$—	(14.5)%
Synergy Asia Pacific	14,143	11,400	24.1	(108)	25.0
Synergy Europe	8,869	7,041	26.0	70	25.0
	27,202	23,343	16.5	(38)	16.7

	$96,479	$92,868	3.9%	$(309)	4.2%

Consolidated net sales revenue for the three months ended March 31, 2013 was $96.5 million compared to $92.9 million for the same period in 2012, an increase of approximately 3.9 percent. We experienced a $0.3 million unfavorable impact in foreign currency exchange rate fluctuations in 2013, and our consolidated net sales revenue would have increased by 4.2 percent from 2012 excluding the negative impact. The increase in net sales revenue for the three months ended March 31, 2013 compared to the same period in 2012 is primarily due to an increase of net sales in our NSP Russia, Central and Eastern Europe and Synergy WorldWide segments and was partially offset by a decline of net sales in our NSP Americas, Asia Pacific and Europe segment.

NSP Americas, Asia Pacific and Europe

Net sales revenue related to NSP Americas, Asia Pacific and Europe for the three months ended March 31, 2013 was $53.1 million compared to $53.9 million for the same period in 2012, a decrease of 1.5 percent. In local currency, net sales decreased 1.0 percent, compared to the same period in 2012. Fluctuations in foreign exchange rates had a $0.3 million unfavorable impact on net sales for the three months ended March 31, 2013. Active Managers within NSP Americas, Asia Pacific and Europe totaled approximately 9,100 and 10,200 at March 31, 2013 and 2012, respectively. Active Distributors and customers within NSP Americas, Asia Pacific and Europe totaled approximately 157,300 and 169,200 at March 31, 2013 and 2012, respectively. Managers and Distributors within NSP Americas, Asia Pacific and Europe are predominantly practitioners of nutritional supplement therapies and retailers and consumers of our products. Segment net sales revenue and the number of Distributors and customers decreased primarily due to lower recruiting in the NSP Canada, Japan and Mexico markets and were partially offset by increased activity in the NSP Venezuela market. Active Managers includes independent Managers under our various compensation plans that have achieved and maintained certain product sales levels. As such, all Managers are considered to be active Managers. Active Distributors and customers includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended.

Notable activity in the following markets contributed to the results of NSP Americas, Asia Pacific and Europe:

The United States market includes both English and Spanish language sales divisions, of which the English language division is approximately 80 percent of net sales revenue. Our English language division net sales revenue increased $0.3 million for the three months ended March 31, 2013, or 1.2 percent, compared to the same period in 2012. Our Spanish language division net sales revenue decreased $0.2 million, or 2.8 percent, for the three months ended March 31, 2013, compared to the same period in 2012. Our sales to Managers, Distributors and customers have stabilized during the quarter. We are continuing our efforts to drive growth through investment in sales and marketing personnel, training, the launch of new products (e.g. our new weight management line), sales programs and incentive programs.

In Venezuela, net sales revenues increased approximately $0.6 million, or 36.3 percent, for the three months ended March 31, 2013, compared to the same period in 2012. In local currency, net sales increased 46.8 percent, compared to the same period in 2012. Fluctuations in foreign exchange rates had a $0.2 million unfavorable impact on net sales for the three months ended March 31, 2013. The increase in net sales is due to an increased Manager and Distributor base.

In Japan, net sales revenues decreased approximately $0.7 million, or 46.1 percent, for the three months ended March 31, 2013, compared to the same period in 2012. In local currency, net sales decreased 37.3 percent, compared to the same period in 2012. Fluctuations in foreign exchange rates had a $0.1 million unfavorable impact on net sales for the three months ended March 31, 2013. The decrease in net sales is primarily due to the continued lower activity in our existing Manager and Distributor base. We continue in our efforts to stabilize the business and have adjusted expenses in line with current sales levels.

In Canada, net sales revenues decreased approximately $0.3 million, or 7.7 percent, for the three months ended March 31, 2013, compared to the same period in 2012. Fluctuations in foreign exchange rates had a nominally unfavorable impact on net sales for the three months ended March 31, 2013. The decrease in net sales is primarily due to lower member activity as the result of fewer sales promotions that were held quarter over quarter. In Canada, we have launched several incentives to return to growth and increase profitability, including the appointment of a new sales director, the launch of new products and back office efficiencies.

In Mexico, net sales revenues decreased approximately $0.1 million, or 1.9 percent, for the three months ended March 31, 2013, compared to the same period in 2012. In local currency, net sales decreased 4.6 percent, compared to the same period in 2012. Fluctuations in foreign exchange rates had a $0.1 million favorable impact on net sales for the three months ended March 31, 2013. The decrease in net sales is due to lower Manager and Distributor activity. In addition to the local sales and marketing team having been strengthened in late 2012, we have also appointed a new General Manager for the market effective April 1st, 2013.  We have plans to launch new products into the market, and to increase the efficiency and effectiveness of distribution to our Distributors and customers later in 2013.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, and Belarus) for the three months ended March 31, 2013 was $16.1 million compared to $15.6 million for the same period in 2012, an increase of 3.5 percent. Fluctuations in foreign exchange rates had a nominally favorable impact on net sales for the three months ended March 31, 2013 by making our products more affordable. Our Russia market continues its momentum with a second consecutive quarter of year-over-year growth, the result of improved Manager and Distributor recruiting efforts and Distributor engagement. Active Managers within NSP Russia, Central and Eastern Europe totaled approximately 6,000 and 5,900 at March 31, 2013 and 2012, respectively. Active Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 130,000 and 127,000 at March 31, 2013 and 2012, respectively. NSP

Russia, Central and Eastern Europe’s business model is more oriented to a network marketing approach when compared to those of NSP Americas, Asia Pacific and Europe. This growth has been driven and supported by the enhanced focus and attention afforded by the organizational realignment during 2012.

Synergy WorldWide

Net sales revenue related to Synergy WorldWide for the three months ended March 31, 2013 was $27.2 million, compared to $23.3 million for the same period in 2012, an increase of 16.5 percent. In local currency, net sales increased 16.7 percent, compared to the same period in 2012. Fluctuations in foreign exchange rates had a slight unfavorable impact on net sales for the three months ended March 31, 2013. Active Managers within Synergy WorldWide totaled approximately 3,100 and 2,900 at March 31, 2013 and 2012, respectively. Active Distributors and customers within Synergy WorldWide totaled approximately 53,900 and 52,900 at March 31, 2013 and 2012, respectively. Synergy WorldWide’s business model is operating under a traditional network marketing approach.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In Europe, net sales revenues increased approximately $1.8 million, or 26.0 percent, for the three months ended March 31, 2013, compared to the same period in 2012. In local currency, net sales increased 25.0 percent for the three months ended March 31, 2013, compared to the same period in 2012. Fluctuations in foreign exchange rates had a $0.1 million favorable impact on net sales for the three months ended March 31, 2013. Strong Distributor leadership in recruiting and training efforts continues to effectively build our Distributor base thereby driving increased market penetration. Following the successful resolution of temporary shipping restrictions to Norwegian Distributors by the Norwegian Food Authority in late December 2012, sales returned to prior levels in the first quarter of 2013.

In Korea, net sales revenues increased approximately $1.1 million, or 20.0 percent, for the three months ended March 31, 2013, compared to the same period in 2012. In local currency, net sales increased 15.5 percent for the three months ended March 31, 2013, compared to the same period in 2012.  Fluctuations in foreign exchange rates had a $0.3 million favorable impact on net sales for the three months ended March 31, 2013. Net sales growth is due to strong Distributor leadership and a well-defined selling system supported by a structured training program.

In Japan, net sales revenues decreased approximately $0.2 million, or 6.6 percent, for the three months ended March 31, 2013, compared to the same period in 2012.  In local currency, net sales increased 8.7 percent, compared to the same period in 2012. Fluctuations in foreign exchange rates had a $0.3 million unfavorable impact on net sales for the three months ended March 31, 2013. The increase in local currency sales was due to unusually high product returns during the first quarter of 2012 related to a specific promotion that contributed significantly to reduced net sales revenue for 2012. Product returns were not related to product quality and have since returned to historical low return rates.

In North America, net sales revenues decreased approximately $0.7 million, or 14.5 percent, for the three months ended March 31, 2013, compared to the same period in 2012. The decline in sales is primarily driven by lower Distributor recruiting.  In order to return the market to growth, we have launched new initiatives aimed at increasing leadership involvement and driving Distributor recruitment; these initiatives include a weight-management product line, training meetings and sales promotions.

Further information related to NSP Americas, Asia Pacific and Europe, NSP Russia, Central and Eastern Europe, and Synergy WorldWide business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue decreased to 25.3 percent for the three months ended March 31, 2013 compared to 25.6 percent for the same period in 2012.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program, and represent commission payments made to our independent Managers and Distributors. These payments are designed to provide incentives for reaching higher product sales levels.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place and the sales mix in our various markets.  Volume incentives as a percent of net sales revenue increased to 36.3 percent for the three months ended March 31, 2013, compared to 36.1 percent for the same period in 2012.

Selling, General and Administrative

Selling, general and administrative expenses increased by approximately $3.7 million to $30.1 million for the three months ended March 31, 2013. Selling, general and administrative expenses were 31.2 percent of net sales revenue for the three months ended March 31, 2013, compared to 28.4 percent for the same period in 2012.

Significant increases to selling, general and administrative expenses during the three months ended March 31, 2013, compared to the same period in 2012 included:

•                  $1.5 million of increased Synergy Europe, Synergy Korea and NSP U. S. compensation and other benefit costs as a result of the Company’s investment in sales, marketing and product development personnel that will further encourage growth of net sales and profitability;

•                  $1.4 million of one-time severance costs and the acceleration of stock option expense incurred related to the resignation of our former Chief Executive Officer;

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2013 increased $0.4 million compared to the same period in 2012 due to increased foreign exchange rate gains.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended March 31, 2013 and 2012, the Company’s provision for income taxes, as a percentage of income before income taxes was 33.1 percent and 20.3 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2013 was primarily attributed to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-9.7 percent), offset, in part, by an increase in tax liabilities associated with uncertain tax positions (7.7 percent).

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2012 was primarily attributed to foreign deductible items, including a favorable inflation adjustment (-4.4 percent), and a decrease in tax liabilities associated with uncertain tax positions due to the expiration of the statute of limitations on certain liabilities in various foreign jurisdictions (-9.5 percent), in addition to a valuation allowance release related to the utilization of foreign tax credits (-4.7 percent).

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

The Company’s U.S. federal income tax returns for 2009 through 2011 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2006 through 2012. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 through 2011 tax years.

As of March 31, 2013, the Company had accrued $10.6 million of liabilities related to unrecognized tax benefits compared with $10.6 million as of December 31, 2012. This net increase was primarily attributed to the increase in transfer pricing contingencies, including anticipated increases in penalties and interest.

Although the Company believes its estimates related to its unrecognized tax benefits are reasonable, the Company can provide no assurances that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals.  Any differences in the final tax outcome of these matters could have a material impact on the Company’s income tax provision and operating results in the periods in which the Company makes such determination.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of herbal products, vitamins, mineral and other nutritional supplements, personal care products, and other complementary products for the three months ended March 31, 2013 and 2012, by business segment (in thousands).

	Three Months Ended March 31,
	2013		2012
NSP Americas, Asia Pacific and Europe:
Herbal Products	$30,376	57.2%	$30,644	56.8%
Vitamins and Mineral and Other Nutritional Supplements	20,484	38.5	20,462	37.9
Personal Care Products	1,254	2.4	1,722	3.2
Other Products	1,023	1.9	1,107	2.1
Total NSP Americas, Asia Pacific and Europe	53,137	100.0%	53,935	100.0%

NSP Russia, Central and Eastern Europe:
Herbal Products	$7,172	44.4%	$6,780	43.5%
Vitamins and Mineral and Other Nutritional Supplements	7,482	46.4	6,968	44.7
Personal Care Products	1,429	8.9	1,793	11.5
Other Products	57	0.3	49	0.3
Total NSP Russia, Central and Eastern Europe	16,140	100.0%	15,590	100.0%

Synergy WorldWide:
Herbal Products	$11,939	43.9%	$8,447	36.2%
Vitamins and Mineral and Other Nutritional Supplements	13,332	49.0	13,037	55.8
Personal Care Products	1,570	5.8	1,438	6.2
Other Products	361	1.3	421	1.8
Total Synergy WorldWide	27,202	100.0%	23,343	100.0%

Consolidated:
Herbal Products	$49,487	51.3%	$45,871	49.4%
Vitamins and Mineral and Other Nutritional Supplements	41,298	42.8	40,467	43.6
Personal Care Products	4,253	4.4	4,953	5.3
Other Products	1,441	1.5	1,577	1.7
Total Consolidated	$96,479	100.0%	$92,868	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
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

NSP Americas, Asia Pacific and Europe; NSP Russia, Central and Eastern Europe: EverFlex® Cream , Pau-D Arco Lotion, Pro-G Yam® Cream, Tei-Fu® Lotion

Synergy WorldWide:

Bright Renewal Serum, Hydrating Toner, 5 in 1 Shampoo, Repair Complex

Other Products	We manufacture or contract with independent manufacturers to supply a variety of other products, including essences, oils, sales aids and other miscellaneous products.	NSP Americas, Asia Pacific and Europe; NSP Russia, Central and Eastern Europe: Flower Essences, Lavender Oil, Peppermint Oil, Tei-Fu® Oil Synergy WorldWide: Lavender Oil, Massage Oil

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

As of March 31, 2013, we had approximately 341,200 active Distributors and customers worldwide who purchase our products directly from the Company. In addition, our products can be purchased directly from our Distributors. A person who joins our independent sales force begins as a Distributor. An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor or by signing up through the Company, where they will then be assigned a Distributor as a sponsor. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. Managers resell our products to Distributors within their sales group or directly to customers, or use the products themselves. As of March 31, 2013, we had approximately 18,200 active independent Managers worldwide. In many of our markets, our Managers and Distributors are primarily retailers of our products, including practitioner and nutritional supplement therapists, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we accrued during the quarters ended March 31, 2013, 2012 and 2011 are set forth in our Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

Our revenue is highly dependent upon the number and productivity of our Managers, Distributors and customers.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of Managers, Distributors and customers.

The following table provides information concerning the number of total Managers, Distributors and customers by segment, as of the dates indicated.

Total Managers, Distributors and Customers by Segment as of March 31,

	2013		2012
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific & Europe	338,500	9,100	380,700	10,200
NSP Russia, Central and Eastern Europe	253,400	6,000	264,100	5,900
Synergy WorldWide	118,300	3,100	113,700	2,900
	710,200	18,200	758,500	19,000

“Total Managers” includes independent Managers under our various compensation plans that have achieved and maintained specified and personal groups sale volumes as of the date indicated. To maintain Manager status, an individual must continue to meet certain product sales volume levels. As such, all Managers are considered to be active Managers.

“Total Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous twelve months ended as of the date indicated. This includes Manager, Distributor and customer accounts that may have become inactive since such respective dates.

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated.

Active Distributors and Customers by Segment as of March 31,

	2013	2012
	Distributors & Customers	Distributors & Customers

NSP Americas, Asia Pacific & Europe	157,300	169,200
NSP Russia, Central and Eastern Europe	130,000	127,000
Synergy WorldWide	53,900	52,900
	341,200	349,100

“Active Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated. All of our Managers are active.

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated.

New Managers, Distributors and Customers by Segment for the Quarter Ended March 31,

	2013		2012
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific & Europe	37,700	1,000	46,200	1,300
NSP Russia, Central and Eastern Europe	23,000	400	20,900	400
Synergy WorldWide	18,500	500	17,900	400
	79,200	1,900	85,000	2,100

“New Managers” includes independent Managers under our various compensation plans that first achieved the rank of Manager during the previous three months ended as of the date indicated.

“New Distributors and Customers” include our independent Distributors and customers who have made their initial product purchase directly from us for resale and/or personal consumption during the previous three months ended as of the date indicated.

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated.

New Managers, Distributors and Customers by Segment for the Twelve Months Ended March 31,

	2013		2012
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific & Europe	157,800	4,000	182,200	4,700
NSP Russia, Central and Eastern Europe	80,000	1,500	75,600	1,600
Synergy WorldWide	74,300	1,800	72,700	1,600
	312,100	7,300	330,500	7,900

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2013, working capital was $87.0 million, compared to $83.9 million as of December 31, 2012.  At March 31, 2013, we had $83.0 million in cash and cash equivalents, of which $53.3 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $2.1 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations.

Our net consolidated cash (outflows) inflows are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Operating activities	$7,823	$588
Investing activities	(1,240)	2,380
Financing activities	(1,784)	(479)

For the three months ended March 31, 2013, operating activities provided cash in the amount of $7.8 million compared to providing cash in the amount of $0.6 million for the same period in 2012. Operating cash flows increased due to the timing of payments and receipts for accounts receivable, inventories and accrued liabilities and was partially offset by the timing of payments and receipts for deferred revenues.  The Company also made income tax payments for the three months ended March 31, 2013 of $3.3 million compared to $6.3 million for the three months ended March 31, 2012.

Capital expenditures related to the purchase of equipment, computer systems and software for the three months ended March 31, 2013 and 2012 were $1.2 million and $0.9 million, respectively.

During the three months ended March 31, 2013 and 2012, we had cash proceeds of $0 and $3.5 million from the sale of available-for-sale investments, respectively. During the same periods, we used cash of $0.1 million and $0.2 million to purchase available-for-sale investments, respectively.

During the three months ended March 31, 2013, we used cash to pay dividends in an aggregate amount of $1.6 million.

During the three months ended March 31, 2013 and 2012, we used cash to make principal payments of $0.8 million and $0.8 million on our term credit facility, respectively. The term credit facility is secured by the Company’s manufacturing facility in Spanish Fork, Utah.

On August 9, 2011, the Company entered into a Revolving Credit agreement with Wells Fargo Bank, National Association that permits the Company to borrow up to $15 million through August 9, 2014, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At March 31, 2013, no amount was drawn under the facility.

In addition, a term loan of $10.0 million was obtained in conjunction with the Revolving Credit agreement and has a maturity date of August 9, 2014 and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of March 31, 2013). The term loan is collateralized by the Company’s assets at the manufacturing facility in Spanish Fork, Utah.  As of March 31, 2013, the outstanding balance under this term loan was $4.8 million.

These loans contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of March 31, 2013, the Company was in compliance with these debt covenants.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of March 31, 2013 and December 31, 2012, we did not consider any of our long-lived assets to be impaired.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that the Company is using to manage the underlying businesses.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in this report.

Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements includes, among others, the following:

•                  our relationship with and our ability to influence the actions of our independent Managers and Distributors;

•                  our ability to recruit and retain a sufficient number of independent Managers and Distributors;

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under the heading “Risk Factors.”

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

Foreign Currency Risk

During the three months ended March 31, 2013, approximately 59.4 percent of our net sales revenue and approximately 56.0 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended March 31, 2013 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$96,479	$(3,412)	(3.5)%	$(4,895)	(5.1)%	$(7,506)	(7.8)%

Cost and expenses
Cost of sales	24,445	(949)	(3.9)	(1,362)	(5.6)	(2,088)	(8.5)
Volume incentives	34,975	(1,266)	(3.6)	(1,817)	(5.2)	(2,786)	(8.0)
Selling, general and administrative	30,117	(877)	(2.9)	(1,259)	(4.2)	(1,930)	(6.4)

Operating income	$6,942	$(320)	(4.6)%	$(457)	(6.6)%	$(702)	(10.1)%

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

Exchange rate sensitivity of the Balance Sheet as of March 31, 2013 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$83,036	$(4,594)	(5.5)%	$(6,592)	(7.9)%	$(10,107)	(12.2)%
Accounts receivable, net	10,014	(330)	(3.3)	(474)	(4.7)	(727)	(7.3)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,144	(70)	(1.4)	(100)	(1.9)	(153)	(3.0)

Net Financial Instruments Subject to Exchange Rate Risk	$87,906	$(4,854)	(5.5)%	$(6,966)	(7.9)%	$(10,681)	(12.2)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of March 31, 2013, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of March 31, 2013 (dollar amounts in thousands).

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of March 31, 2013
Cash and Cash Equivalents
European Markets (Euro)	$3,671	0.8
Canada (Dollar)	3,384	1.0
Korea (Won)	2,650	1,120.6
Venezuela (Bolivar)	2,132	6.3
Japan (Yen)	1,970	94.3
Colombia (Peso)	1,880	1,829.0
Indonesia (Rupiah)	1,366	9,737.1
Thailand (Baht)	1,329	29.5
Mexico (Peso)	1,285	12.3
Other	8,228	Varies
Total foreign denominated cash and cash equivalents	27,895
U.S. dollars held by foreign subsidiaries	25,427
Total cash and cash equivalents held by foreign subsidiaries	$53,322

Accounts Receivable
European Markers (Euro)	$1,193	0.8
Other	2,441	Varies
Total accounts receivable held by foreign subsidiaries	$3,634

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

Three months ended March 31,	2013	2012
Canada (Dollar)	1.0	1.0
European Markets (Euro)	0.8	0.8
Japan (Yen)	92.2	79.2
Korea (Won)	1,089.5	1,132.6
Mexico (Peso)	12.6	13.0

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the three months ended March 31, 2013, Venezuela and Belarus were considered to be highly inflationary. During the three months ended March 31, 2013 and 2012, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.2 percent and 1.7 percent of consolidated net sales revenue, respectively. During the three months ended March 31, 2013 and 2012, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.3 percent and 1.8 percent of consolidated net sales revenue, respectively. With the exception of Venezuela and Belarus, there were no other countries considered to have a highly inflationary economy during the three months ended March 31, 2013 and 2012.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On March 31, 2013, we had investments of $2.1 million of which $0.6 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a two-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

Please refer to Note 10 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as our recent SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2012, for information regarding the status of certain legal proceedings that have been previously reported.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business or our consolidated financial statements, results of operations, and cash flows. Additional risks not currently known to us, or risks that we currently believe are not material, may also impair our business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

a)    Index to Exhibits

Item No.	Exhibit
10.1(2)	Amendment to Employment Agreement, dated as of March 4, 2013, by and between Nature’s Sunshine Products, Inc. and Gregory L. Probert

10.2(2)	Consulting Agreement, dated as of March 4, 2013, by and between Nature’s Sunshine Products, Inc. and Michael D. Dean

10.3(2)	Amendment to Employment Agreement, dated as of March 4, 2013, by and between Nature’s Sunshine Products, Inc. and Michael D. Dean

10.4(1)	Form of Stock Option Agreement (2012 Stock Incentive Plan)

31.1(1)	Certification of Interim Chief Executive Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

31.2(1)	Certificate of Chief Financial Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

32.1(1)	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following financial information from the quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc. for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)         Filed currently herewith.

(2)         Previously filed with the SEC on March 8, 2013as an exhibit to the Current Report on Form 8-K and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: May 9, 2013	/s/ Gregory L. Probert
Gregory L. Probert, Executive Chairman of the Board and Interim Chief Executive Officer

Date: May 9, 2013	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer