Form 10-Q
period 2013-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2013-08-09
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock, no par value, outstanding on July 26, 2013 was 15,980,249 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2013

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$87,295	$79,241
Accounts receivable, net of allowance for doubtful accounts of $671 and $631, respectively	9,104	9,614
Investments available for sale	2,018	2,071
Inventories	41,674	43,280
Deferred income tax assets	5,233	5,307
Prepaid expenses and other	6,378	5,820
Total current assets	151,702	145,333

Property, plant and equipment, net	28,155	27,950
Investment securities	1,151	1,276
Intangible assets, net	928	1,002
Deferred income tax assets	11,385	11,516
Other assets	6,372	6,842
	$199,693	$193,919

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,044	$6,226
Accrued volume incentives	19,541	18,130
Accrued liabilities	27,702	27,302
Deferred revenue	3,410	4,311
Current installments of long-term debt	3,371	3,350
Income taxes payable	2,349	2,071
Total current liabilities	61,417	61,390

Liability related to unrecognized tax benefits	10,797	10,571
Long-term debt	858	2,270
Deferred compensation payable	1,151	1,276
Other liabilities	2,698	2,776
Total long-term liabilities	15,504	16,893

Commitments and Contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 15,962 and 15,810 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	80,578	77,292
Retained earnings	56,656	48,910
Accumulated other comprehensive loss	(14,462)	(10,566)
Total shareholders’ equity	122,772	115,636
	$199,693	$193,919

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,
	2013	2012

Net sales revenue	$93,675	$92,991
Cost of sales	(22,630)	(22,610)
Gross profit	71,045	70,381

Operating expenses:
Volume incentives	34,525	33,540
Selling, general and administrative	28,709	26,530
Operating income	7,811	10,311
Other income, net	1,482	165
Income before provision for income taxes	9,293	10,476
Provision for income taxes	3,241	3,190
Net income	$6,052	$7,286

Basic and diluted net income per common share

Basic:
Net income	$0.38	$0.47

Diluted:
Net income	$0.38	$0.46

Weighted average basic common shares outstanding	15,896	15,605
Weighted average diluted common shares outstanding	16,112	15,864

Dividends declared per common share	$0.10	$0.05

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,
	2013	2012

Net income	$6,052	$7,286
Foreign currency translation loss (net of tax)	(2,040)	(464)
Net unrealized gains (losses) on investment securities (net of tax)	6	(23)
Total comprehensive income	$4,018	$6,799

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Net sales revenue	$190,154	$185,859
Cost of sales	(47,075)	(46,339)
Gross profit	143,079	139,520

Operating expenses:
Volume incentives	69,500	67,121
Selling, general and administrative	58,826	52,914
Operating income	14,753	19,485
Other income, net	1,812	55
Income before provision for income taxes	16,565	19,540
Provision for income taxes	5,649	5,026
Net income	10,916	14,514

Basic and diluted net income per common share

Basic:
Net income	$0.69	$0.93

Diluted:
Net income	$0.68	$0.91

Weighted average basic common shares outstanding	15,860	15,591
Weighted average diluted common shares outstanding	16,079	15,953

Dividends declared per common share	$0.20	$0.05

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Net income	$10,916	$14,514
Foreign currency translation loss (net of tax)	(3,926)	(355)
Net unrealized gains on investment securities (net of tax)	30	21
Total comprehensive income	$7,020	$14,180

See accompanying notes to the unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,916	$14,514
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	19	19
Depreciation and amortization	2,181	2,015
Share-based compensation expense	1,930	1,321
Loss on sale of property and equipment	25	18
Deferred income taxes	183	(7)
Amortization of bond discount	1	3
Purchase of trading investment securities	(36)	(37)
Proceeds from sale of trading investment securities	193	180
Realized and unrealized gains on investments	(33)	(38)
Foreign exchange (gains) losses	(1,583)	505
Changes in assets and liabilities:
Accounts receivable	229	(713)
Inventories	1,163	(1,158)
Prepaid expenses and other current assets	(642)	(733)
Other assets	103	60
Accounts payable	(1,296)	(581)
Accrued volume incentives	1,643	220
Accrued liabilities	699	(1,196)
Deferred revenue	(901)	406
Income taxes payable	401	(4,846)
Liability related to unrecognized tax benefits	216	(642)
Deferred compensation payable	(125)	(83)
Net cash provided by operating activities	15,286	9,227
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,332)	(2,562)
Proceeds from sale of property, plant and equipment	46	22
Proceeds from maturity and sale of investments available for sale	—	3,574
Purchase of investments available for sale	(75)	(178)
Net cash provided by (used in) investing activities	(2,361)	856
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(1,391)	(1,640)
Dividends paid	(3,170)	(780)
Proceeds from the exercise of stock options	1,356	401
Net cash used in financing activities	(3,205)	(2,019)
Effect of exchange rates on cash and cash equivalents	(1,666)	(680)
Net increase in cash and cash equivalents	8,054	7,384
Cash and cash equivalents at the beginning of the period	79,241	58,969
Cash and cash equivalents at the end of the period	$87,295	$66,353
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,407	$11,132
Cash paid for interest	32	68

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of June 30, 2013, and for the three and six-month periods ended June 30, 2013 and 2012.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2013.

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

The Company re-measures its results in Venezuela at the SICAD rate, which was approximately 6.3 bolivars per U.S. dollar as of June 30, 2013.

During the three months ended June 30, 2013 and 2012, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.0 percent and 1.8 percent of consolidated net sales revenue, respectively.  During the six months ended June 30, 2013 and 2012, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.1 percent and 1.7 percent of consolidated net sales revenue, respectively.  As of June 30, 2013 and December 31, 2012, the Company’s Venezuelan subsidiary held cash and cash equivalents of $2,611 and $1,748, respectively.  At this time, the Company is not able to reasonably estimate the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official exchange rate or at the SICAD rate.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

As of June 30, 2012, Belarus was designated as a highly inflationary economy. Historically, the U.S. dollar has been our functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of our Distributors in this market has diminished. During the three months ended June 30, 2013 and 2012, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.9 percent and 1.6 percent of consolidated net sales revenue, respectively. During the six months ended June 30, 2013 and 2012, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.1 percent and 1.7 percent of consolidated net sales revenue, respectively.

(2)                     Inventories

Inventories consist of the following:

	June 30,	December 31,
	2013	2012
Raw Materials	$11,820	$13,287
Work in Progress	954	742
Finished Goods	28,900	29,251
	$41,674	$43,280

(3)                     Intangible Assets

At June 30, 2013 and December 31, 2012, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $835 and $761, and a net amount of $928 and $1,002, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended June 30, 2013 and 2012 was $37 and $37, respectively. Amortization expense for intangible assets for the six months ended June 30, 2013 and 2012 was $74 and $74, respectively. Estimated amortization expense for each of the three succeeding fiscal years thereafter is $149 followed by two fiscal years with estimated amortization expense of $91.

(4)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$505	$19	$—	$524
U.S. government securities funds	995	—	(14)	981
Equity securities	227	288	(2)	513
Total short-term investment securities	$1,727	$307	$(16)	$2,018

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$608	$30	$—	$638
U.S. government securities funds	995	—	(9)	986
Equity securities	227	228	(8)	447
Total short-term investment securities	$1,830	$258	$(17)	$2,071

The municipal obligations held at a fair value of $524 at June 30, 2013 all mature in less than two years.

During the six month periods ended June 30, 2013 and 2012, the proceeds from the maturities and sales of available-for-sale securities were $0 and $3,574, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the six month periods ended June 30, 2013 and 2012, respectively.

The Company’s trading securities portfolio totaled $1,151 at June 30, 2013 and $1,276 at December 31, 2012, and generated losses of $12 and $26 for the three months ended June 30, 2013 and 2012, respectively, and generated gains of $33 and $60 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, the Company had unrealized losses of $14 and $9, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

(5)                     Long-Term Debt

On August 9, 2011, the Company entered into a Revolving Credit agreement with Wells Fargo Bank, N.A. that permits the Company to borrow up to $15,000 through August 9, 2014, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At June 30, 2013, the Company had $15,000 available under this facility.

On August 8, 2013, the Company renegotiated the Revolving Credit agreement with Wells Fargo Bank, N.A. to increase to borrowing limit to $25,000 and extend the maturity to August 8, 2015.  The Company will pay an annual commitment fee of 0.25 percent on the unused portion of the commitment and LIBOR plus 1.25 percent on any drawings on the agreement.

A term loan of $10,000 was obtained in conjunction with the Revolving Credit agreement with Wells Fargo Bank, N.A. and has a maturity date of August 9, 2014 and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of June 30, 2013 and December 31, 2012). The term loan is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

Long-term debt consists of the following:

	June 30,	December 31,
	2013	2012
Term loan in monthly installments of approximately $284, including interest, secured by real estate	$4,229	$5,620
Less current installments	(3,371)	(3,350)
Long-term debt less current installments	$858	$2,270

The various debt agreements contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  The Company is in compliance with these debt covenants as of June 30, 2013.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$6,052	$7,286	$10,916	$14,514

Basic weighted average shares outstanding	15,896	15,605	15,860	15,591

Basic net income per common share	$0.38	$0.47	$0.69	$0.93

Diluted shares outstanding
Basic weighted average shares outstanding	15,896	15,605	15,860	15,591
Weighted average stock options outstanding	216	259	219	362
Diluted weighted average shares outstanding	16,112	15,864	16,079	15,953

Diluted net income per common share	$0.38	$0.46	$0.68	$0.91

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	146	—	163	—

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	306	217	428	417

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based options to purchase shares of common stock for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for the three and six months ended June 30, 2013 and 2012.

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

On March 6, 2013, the Company’s Board of Directors declared a cash dividend of $0.10 per common share in an aggregate amount of $1,583 that was paid on March 28, 2013 to shareholders of record on March 18, 2013. On May 8, 2013, the Company’s Board of Directors declared a cash dividend of $0.10 per common share in an aggregate amount of $1,587 that was paid on May 30, 2013 to shareholders of record on May 20, 2013.

On August 8, 2013, the Company’s Board of Directors declared a special one-time cash dividend of $1.50 per common share in addition to the Company’s recurring quarterly dividend of $0.10 per common share that is to be paid on August 29, 2013 to shareholders of record on August 19, 2013. The amount of the cash dividend paid to shareholders is expected to be approximately $25.6 million. In addition, the Board of Directors authorized a $10 million share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any share repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time.

Share-based Compensation

Stock option activity for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2012	1,784	$11.81
Granted	623	15.01
Forfeited	(35)	14.67
Exercised	(149)	9.11
Options outstanding at June 30, 2013	2,223	12.84

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

During the six-month period ended June 30, 2013, the Company granted options to purchase 623 shares of common stock under the 2012 Stock Incentive Plan to the Company’s executive officers and other employees, which are composed of both time-based stock options and net sales revenue performance-based stock options. These options were issued with a weighted-average exercise price of $15.01 per share and a weighted-average grant date fair value of $6.15 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six-month period ended June 30, 2013:

2013
Expected life (in years)	5.0 to 6.0
Risk-free interest rate	0.6 to 0.8
Expected volatility	56.1 to 58.1
Dividend yield	2.6 to 2.7

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.  The dividend yield is based on the Company’s historical and expected amount of dividend payouts, at the time of grant.

Share-based compensation expense from time-based stock options for the three-month periods ended June 30, 2013 and 2012 was approximately $729 and $356, respectively, and the related tax benefit was approximately $288 and $142, respectively. Share-based compensation expense from time-based stock options for the six-month periods ended June 30, 2013 and 2012 was approximately $1,803 and $669, respectively and the related tax benefit was approximately $712 and $267, respectively. As of June 30, 2013 and December 31, 2012, the unrecognized share-based compensation expense related to the grants described above was $4,023 and $2,715, respectively. As of June 30, 2013, the remaining compensation expense is expected to be recognized over the weighted-average period of approximately 2.0 years.

Shared-based compensation expense from operating income performance-based stock options for the three-month periods ended June 30, 2013 and 2012 was approximately $0 and $329, respectively, and the related tax benefit was approximately $0 and $127, respectively. Shared-based compensation expense from operating income performance-based stock options for the six-month periods ended June 30, 2013 and 2012 was approximately $0 and $652, respectively, and the related tax benefit was approximately $0 and $255, respectively. As of December 31, 2012, there was no remaining compensation expense to be recognized for the operating income performance-based stock options.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the three and six months ended June 30, 2013.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $1,070 of potential share-based compensation expense.

At June 30, 2013, the aggregate intrinsic value of outstanding time-based and performance-based stock options to purchase 2,223 shares of common stock, exercisable time-based and performance-based stock options to purchase 1,146 shares of common stock and time-based and performance-based stock options to purchase 868 shares of common stock that are expected to vest (net of expected forfeitures) was $7,801, $6,447 and $1,287, respectively. At December 31, 2012, the aggregate intrinsic value of outstanding options to purchase 1,784 shares of common stock, the exercisable options to purchase 1,011 shares of common stock, and options to purchase 644 shares of common stock expected to vest was $5,315, $5,016 and $281, respectively.

Restricted stock unit activity for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2012	18	$12.07
Granted	14	12.90
Issued	(3)	12.07
Forfeited	—	—
Units outstanding at June 30, 2013	29	12.47

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

Share-based compensation expense from RSUs for the three and six months ended June 30, 2013 was approximately $52 and $127, respectively, and the related tax benefit was approximately $18 and $44, respectively. As of June 30, 2013 and December 31, 2012, the unrecognized share-based compensation expense related to the grants described above was $155 and $99, respectively. As of June 30, 2013, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.9 years.

(8)                     Segment Information

The Company has three business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company has two business segments that operate under the Nature’s Sunshine Products brand and are divided based on the characteristics of their Distributor base, similarities in compensation plans, as well as the internal organization of NSP’s officers and their responsibilities (NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe). The Company’s third business segment operates under the Synergy WorldWide brand, which distributes its products through different marketing and Distributor compensation plans and products with formulations that are sufficiently different from those of NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe to warrant accounting for these operations as a separate business segment. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on contribution margin by segment before consideration of certain inter-segment transfers and expenses.

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

Reportable business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales revenue:
NSP Americas, Asia Pacific and Europe	$53,416	$53,536	$106,553	$107,471
NSP Russia, Central and Eastern Europe	14,978	13,209	31,118	28,799
Synergy WorldWide	25,281	26,246	52,483	49,589
Total net sales revenue	93,675	92,991	190,154	185,859

Contribution margin (1):
NSP Americas, Asia Pacific and Europe	22,305	21,855	44,261	43,195
NSP Russia, Central and Eastern Europe	5,523	5,020	11,506	11,026
Synergy WorldWide	8,692	9,966	17,812	18,178
Total contribution margin	36,520	36,841	73,579	72,399

Selling, general and administrative	28,709	26,530	58,826	52,914
Total operating income	7,811	10,311	14,753	19,485

Other income, net	1,482	165	1,812	55
Income before provision for income taxes	$9,293	$10,476	$16,565	$19,540

(1)              Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

From an individual country perspective, only the United States comprises 10 percent or more of consolidated net sales revenue for the three and six month periods ended June 30, 2013 and 2012 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales revenue:
United States	$40,195	$40,410	$79,343	$80,147
Other	53,480	52,581	110,811	105,712
	$93,675	$92,991	$190,154	$185,859

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NSP Americas, Asia Pacific and Europe:
Herbal products	$31,009	$30,278	$61,385	$60,922
Vitamin, mineral and other nutritional supplements	20,086	20,725	40,570	41,187
Personal care products	1,353	1,579	2,607	3,301
Other products	968	954	1,991	2,061
	53,416	53,536	106,553	107,471
NSP Russia, Central and Eastern Europe:
Herbal products	$6,864	$5,775	$14,036	$12,555
Vitamin, mineral and other nutritional supplements	7,001	5,764	14,483	12,732
Personal care products	1,066	1,627	2,495	3,420
Other products	47	43	104	92
	14,978	13,209	31,118	28,799
Synergy WorldWide:
Herbal products	$10,149	$11,530	$22,088	$19,977
Vitamin, mineral and other nutritional supplements	13,426	13,028	26,758	26,065
Personal care products	1,364	1,188	2,934	2,626
Other products	342	500	703	921
	25,281	26,246	52,483	49,589
	$93,675	$92,991	$190,154	$185,859

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

	June 30, 2013	December 31, 2012
Property, plant and equipment:
United States	$21,579	$20,923
Venezuela	3,407	3,535
Other	3,169	3,492
Total property, plant and equipment	$28,155	$27,950

(9)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended June 30, 2013 and 2012, the Company’s provision for income taxes, as a percentage of income before income taxes was 34.9 percent and 30.5 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2013 and 2012, the Company’s provision for income taxes, as a percentage of income before income taxes was 34.1 percent and 25.7 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended June 30, 2013 was primarily attributed to an increase in tax liabilities associated with uncertain tax positions (0.6 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-0.6 percent).

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended June 30, 2012 was primarily attributed to a domestic valuation allowance release related to the utilization of foreign tax credits (-3.4 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-2.2 percent).

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2013 was primarily attributed to an increase in tax liabilities associated with uncertain tax positions (5.3 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-5.6 percent).

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2012 was primarily attributed to a domestic valuation allowance release related to the utilization of foreign tax credits (-6.4 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-4.1 percent).

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

As of June 30, 2013, the Company had accrued $10,797 related to unrecognized tax positions compared with $10,571 as of December 31, 2012. This net increase was primarily attributed to the increase in transfer pricing contingencies, including anticipated increases in penalties and interest.

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

(10)             Commitments and Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on the Company’s business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Therefore, no provision for losses has been provided. The Company believes future payments related to these matters could range from $0 to approximately $1,000. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations, or cash flows for the period in which the ruling occurs and/or future periods. The Company maintains general liability and excess liability insurance coverage. The Company also maintains product liability insurance through a wholly owned captive insurance company. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to the Company, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Non-income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of June 30, 2013 and December 31, 2012, accrued liabilities include $5,641 and $6,207, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$524	$—	$524
U.S. government security funds	981	—	—	981
Equity securities	513	—	—	513
Investment securities	1,151	—	—	1,151
Total assets measured at fair value on a recurring basis	$2,645	$524	$—	$3,169

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$638	$—	$638
U.S. government security funds	986	—	—	986
Equity securities	447	—	—	447
Investment securities	1,276	—	—	1,276
Total assets measured at fair value on a recurring basis	$2,709	$638	$—	$3,347

Investments available for sale — The majority of the Company’s investment portfolio consist of various securities such as state and municipal obligations, U.S. government security funds, short-term deposits and various equity securities.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities and U.S. government treasuries.  The

Level 2 securities include investments in state and municipal obligations whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Investment securities — The majority of the Company’s trading portfolio consists of various marketable securities that are using quoted prices in active markets.

For the six months ended June 30, 2013 and for the year ended December 31, 2012, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the three and six months ended June 30, 2013 and 2012, the Company did not have any remeasurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

During the second quarter of 2013, we experienced an increase in our consolidated net sales of 0.7 percent compared to the second quarter of 2012 (or 1.4 percent in local currencies). NSP Russia, Central and Eastern Europe net sales increased approximately 13.4 percent compared to the same period in 2012. Synergy WorldWide net sales decreased approximately 3.7 percent compared to the same period in 2012 (or 3.2 percent in local currencies). NSP Americas, Asia Pacific and Europe net sales decreased approximately 0.2 percent compared to the same period in 2012 (or an increase of 0.7 percent in local currencies). Our most significant sales revenue growth was from our NSP Russia, Central and Eastern Europe businesses in Belarus, Russia and the Ukraine, as well as our NSP Venezuela market. In addition, our NSP United States market also returned to net sales growth following declines in prior years. Gains in these markets were partially offset by decreases in other markets, principally NSP Canada, Japan, Peru and Synergy Japan, North America and South Korea.

Over the same period, selling, general and administrative expense as a percentage of net sales revenue increased from 28.5 percent in the prior year to 30.6 percent in the current year as a result of the Company’s incremental investment in sales, marketing, science and product development personnel and programs to stimulate sales growth and drive profitability.

We distribute our products to consumers through an independent sales force comprised of independent Managers and Distributors, some of whom also consume products. Typically a person who joins our independent sales force begins as a Distributor. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. On a worldwide basis, active Managers were approximately 17,100 at June 30, 2013 and 2012, and active Distributors and customers worldwide were approximately 331,000 and 337,600 at June 30, 2013 and 2012, respectively.

Net sales revenue represents net sales including shipping and handling revenues offset by volume rebates given to Managers, Distributors and customers. Volume rebates as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict rebates. We also offer reduced volume rebates with respect to certain products and promotions worldwide.

Our gross profit consists of net sales less cost of sales, which represents our manufacturing costs, the price we pay to our raw material suppliers and manufacturers of our products, and duties and tariffs, as well as shipping and handling costs related to product shipments and distribution to our Managers, Distributors and customers.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended June 30, 2013 and 2012 (dollar amounts in thousands).

					Change from
	2013		2012		2013 to 2012
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$93,675	100.0%	$92,991	100.0%	$684	0.7%
Cost of sales	(22,630)	(24.2)	(22,610)	(24.3)	(20)	(0.1)
	71,045	75.8	70,381	75.7	664	0.9

Volume incentives	34,525	36.9	33,540	36.1	985	2.9
SG&A expenses	28,709	30.6	26,530	28.5	2,179	8.2
Operating income	7,811	8.3	10,311	11.1	(2,500)	(24.2)
Other income, net	1,482	1.6	165	0.2	1,317	798.2
Income before provision for income taxes	9,293	9.9	10,476	11.3	(1,183)	(11.3)
Provision for income taxes	3,241	3.4	3,190	3.4	51	1.6
Net income	$6,052	6.5%	$7,286	7.9%	$(1,234)	(16.9)%

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the six months ended June 30, 2013 and 2012 (dollar amounts in thousands).

					Change from
	2013		2012		2013 to 2012
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$190,154	100.0%	$185,859	100.0%	$4,295	2.3%
Cost of sales	(47,075)	(24.8)	(46,339)	(24.9)	(736)	(1.6)
	143,079	75.2	139,520	75.1	3,559	2.6

Volume incentives	69,500	36.5	67,121	36.1	2,379	3.5
SG&A expenses	58,826	30.9	52,914	28.5	5,912	11.2
Operating income	14,753	7.8	19,485	10.5	(4,732)	(24.3)
Other income, net	1,812	0.9	55	0.0	1,757	3,194.5
Income before provision for income taxes	16,565	8.7	19,540	10.5	(2,975)	(15.2)
Provision for income taxes	5,649	3.0	5,026	2.7	623	12.4
Net income	$10,916	5.7%	$14,514	7.8%	$(3,598)	(24.8)%

Net Sales Revenue

The following table summarizes the changes in our net sales revenue by operating segment for the three months ended June 30, 2013 and 2012.

	QTD Net Sales Revenue by Operating Segment
	2013	2012	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$39,577	$39,529	0.1%	$(46)	0.2%
NSP Latin America	12,088	11,593	4.3	(237)	6.3
NSP Asia Pacific and Europe	1,751	2,414	(27.5)	(223)	(18.2)
	53,416	53,536	(0.2)	(506)	0.7

NSP Russia, Central and Eastern Europe	$14,978	$13,209	13.4%	$4	13.4%

Synergy WorldWide:
Synergy North America	$4,579	$4,887	(6.3)%	$—	(6.3)%
Synergy Asia Pacific	13,127	14,262	(8.0)	(252)	(6.2)
Synergy Europe	7,575	7,097	6.7	127	4.9
	25,281	26,246	(3.7)	(125)	(3.2)

	$93,675	$92,991	0.7%	$(627)	1.4%

The following table summarizes the changes in our net sales revenue by operating segment for the six months ended June 30, 2013 and 2012.

	YTD Net Sales Revenue by Operating Segment
	2013	2012	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$79,081	$78,995	0.1%	$(66)	0.2%
NSP Latin America	23,978	23,453	2.2	(339)	3.7
NSP Asia Pacific and Europe	3,494	5,023	(30.4)	(374)	(23.0)
	106,553	107,471	(0.9)	(779)	(0.1)

NSP Russia, Central and Eastern Europe	$31,118	$28,799	8.1%	$9	8.1%

Synergy WorldWide:
Synergy North America	$8,769	$9,789	(10.4)%	$—	(10.4)%
Synergy Asia Pacific	27,270	25,662	6.3	(360)	7.7
Synergy Europe	16,444	14,138	16.3	197	14.9
	52,483	49,589	5.8	(163)	6.2

	$190,154	$185,859	2.3%	$(933)	2.8%

Consolidated net sales revenue for the three and six months ended June 30, 2013 was $93.7 million and $190.2 million compared to $93.0 million and $185.9 million for the same periods in 2012, increases of approximately 0.7 percent and 2.3 percent, respectively. We experienced a $0.6 million and $0.9 million unfavorable impact in foreign currency exchange rate fluctuations in the three and six months ended June 30, 2013, respectively, and our consolidated net sales revenue would have increased by 1.4 percent and 2.8 percent from 2012 excluding the negative impact, respectively. The increase in net sales revenue for the three and six months ended June 30, 2013 compared to the same periods in 2012 is primarily due to an increase of net sales in our NSP Russia, Central and Eastern Europe segment and was partially offset by a decline of net sales in our NSP Americas, Asia Pacific and Europe and Synergy WorldWide segments.

NSP Americas, Asia Pacific and Europe

Net sales revenue related to NSP Americas, Asia Pacific and Europe for the three and six months ended June 30, 2013 was $53.4 million and $106.6 million, respectively compared to $53.5 million and $107.5 million for the same periods in 2012, or decreases of 0.2 percent and 0.9 percent, respectively, in 2013 compared to 2012. Fluctuations in foreign exchange rates had a $0.5 million and $0.8 million unfavorable impact on net sales for the three and six months ended June 30, 2013, respectively, and net sales revenue would have increased by 0.7 percent and decreased by 0.1 percent from the same periods in 2012 excluding the negative impact. Active Managers within NSP Americas, Asia Pacific and Europe totaled approximately 9,000 and 9,200 at June 30, 2013 and 2012, respectively. Active Distributors and customers within NSP Americas, Asia Pacific and Europe totaled approximately 155,400 and 164,900 at June 30, 2013 and 2012, respectively. Managers and Distributors within NSP Americas, Asia Pacific and Europe are predominantly practitioners of nutritional supplement therapies and retailers and consumers of our products. Segment net sales revenue and the number of Distributors and customers decreased primarily due to lower recruiting in the NSP Canada and Japan markets and were partially offset by increased activity in the NSP United States and Venezuela markets. Active Managers includes independent Managers under our various compensation plans that have achieved and maintained certain product sales levels. As such, all Managers are considered to be active Managers. Active Distributors and customers includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

In the United States, net sales revenues increased approximately $0.1 million and $0.2 million, or 0.3 percent and 0.3 percent, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Our net sales increased year-over-year for the second consecutive quarter. We are driving growth through investment in sales and marketing personnel, training, the launch of new products (including the strengthening of our weight management category), sales programs and incentive programs.

In Venezuela, net sales revenues increased approximately $0.2 million and $0.8 million, or 15.0 percent and 25.3 percent, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. In local currency, net sales increased 36.8 percent and 41.6 percent, respectively, compared to the same periods in 2012. Due to Venezuela’s highly inflationary currency, fluctuations in foreign exchange rates had a $0.4 million and $0.5 million unfavorable impact on net sales for the three and six months ended June 30, 2013, respectively. The increase in local currency net sales is due to an increased Manager and Distributor base in addition to price increases.

In Mexico, net sales revenues increased approximately $0.2 million and $0.2 million, or 8.8 percent and 3.1 percent, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. In local currency, net sales increased 0.1 percent and decreased 2.3 percent, respectively, compared to the same periods in 2012. Fluctuations in foreign exchange rates had a $0.2 and $0.3 million favorable impact on net sales for the three and six months ended June 30, 2013, respectively. The improvement in the second quarter of 2013 over the first quarter of 2013 is a result of investment in local sales and marketing initiatives, including hiring a new General Manager for the market who started on April 1, 2013.  We have plans to launch new products into the market, and to increase the efficiency and effectiveness of distribution to our Distributors and customers later in 2013.

In Japan, net sales revenues decreased approximately $0.5 million and $1.3 million, or 38.3 percent and 42.5 percent, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. In local currency, net sales decreased 24.2 percent and 31.2 percent, respectively, compared to the same periods in 2012. Fluctuations in foreign exchange rates had a $0.2 and $0.3 million unfavorable impact on net sales for the three and six months ended June 30, 2013, respectively. The decrease in local currency net sales is primarily due to the continued lower activity in our existing Manager and Distributor base and we continue in our efforts to stabilize the business.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, and Belarus) for the three and six months ended June 30, 2013 was $15.0 million and $31.1 million, respectively compared to $13.2 million and $28.8 million for the same periods in 2012, an increase of 13.4 percent and 8.1 percent, respectively. Fluctuations in foreign exchange rates had a nominally favorable impact on net sales for the three and six months ended June 30, 2013.  Active Managers within NSP Russia, Central and Eastern Europe totaled approximately 5,000 and 4,700 at June 30, 2013 and 2012, respectively. Active Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 120,900 and 117,800 at June 30, 2013 and 2012, respectively. NSP Russia, Central and Eastern Europe’s business model is more oriented to a network marketing approach when compared to that of NSP Americas, Asia Pacific and Europe. Net sales increased year-over-year for the third consecutive quarter as a result of improved recruiting, Distributor leadership engagement, Distributor recognition, promotion and training, and the enhanced focus afforded by the corporate organizational realignment during 2012.

Synergy WorldWide

Net sales revenue related to Synergy WorldWide for the three and six months ended June 30, 2013 was $25.3 million, and $52.5 million, respectively, compared to $26.2 million and $49.6 million for the same periods in 2012, a decrease of 3.7 percent and an increase of 5.8 percent, respectively. Fluctuations in foreign exchange rates had a $0.1 million and $0.2 million unfavorable impact on net sales for the three and six months ended June 30, 2013, respectively, and net sales revenue would have decreased by 3.2 percent and increased by 6.2 percent from 2012 excluding the negative impact, respectively. Active Managers within Synergy WorldWide totaled approximately 3,100 and 3,200 at June 30, 2013 and 2012, respectively. Active Distributors and customers within Synergy WorldWide totaled approximately 54,700 and 54,900 at June 30, 2013 and 2012, respectively. Synergy WorldWide’s business model is operating under a traditional network marketing approach. The decrease in net sales is due to lower net sales in Japan, North America and South Korea partially offset by higher net sales in Europe.

In Europe, net sales revenues increased approximately $0.5 million and $2.3 million, or 6.7 percent and 16.3 percent, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. In local currency, net sales increased 4.9 percent and 6.2 percent, respectively, compared to the same periods in 2012. Fluctuations in foreign exchange rates had a $0.1 and $0.2 million favorable impact on net sales for the three and six months ended June 30, 2013, respectively. Strong Distributor leadership in recruiting and training efforts continues to effectively build our Distributor base thereby driving increased market penetration and we have invested in strengthening our sales and marketing organization.

In South Korea, net sales revenues decreased approximately $0.9 million and increased approximately $0.3 million, or a decrease of 11.0 percent and an increase of 2.0 percent, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. In local currency, net sales decreased 13.0 percent and 1.2 percent, respectively, compared to the same periods in 2012. Fluctuations in foreign exchange rates had a $0.2 and $0.4 million favorable impact on net sales for the three and six months ended June 30, 2013, respectively. The decrease in local currency net sales is primarily a result of decreased recruiting activity and a change in product focus. In addition, key Distributor leaders had diluted their focus on the South Korean market as they expanded their businesses in our other Asian markets. Programs have been implemented with the aim of restoring recruiting activity.

In Japan, net sales revenues decreased approximately $0.8 million and $1.0 million, or 32.3 percent and 20.3 percent, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. In local currency, net sales decreased 16.1 percent and 4.6 percent, respectively, compared to the same periods in 2012. Fluctuations in foreign exchange rates had a $0.4 and $0.8 million unfavorable impact on net sales for the three and six months ended June 30, 2013, respectively. The decrease in net sales was due to the loss of key Managers and Distributors as well as lower activity in response to promotions and incentive-related trips.

In North America, net sales revenues decreased approximately $0.3 million and $1.0 million, or 6.3 percent and 10.4 percent, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decline in sales is primarily driven by lower Distributor recruiting.  In order to return the market to growth, we have launched new initiatives aimed at increasing leadership involvement and driving Distributor recruitment; these initiatives include a weight-management product line, training meetings and sales promotions.

Further information related to NSP Americas, Asia Pacific and Europe, NSP Russia, Central and Eastern Europe, and Synergy WorldWide business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue decreased slightly to 24.2 percent and 24.8 percent for the three and six months ended June 30, 2013, respectively, compared to 24.3 percent and 24.9 percent for the same periods in 2012.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program, and represent commission payments made to our independent Managers and Distributors. These payments are designed to provide incentives for reaching higher product sales levels.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place and the sales mix in our various markets.  Volume incentives as a percent of net sales revenue increased to 36.9 percent and 36.5 percent for the three and six months ended June 30, 2013, respectively, compared to 36.1 percent for each of the same periods in 2012. The increases were primarily due to increases in product purchases that pay a higher sales commission in our NSP Russia, Central and Eastern Europe segment.

Selling, General and Administrative

Selling, general and administrative expenses increased by approximately $2.2 million and $5.9 million to $28.7 million and $58.8 million for the three and six months ended June 30, 2013, respectively. Selling, general and administrative expenses were 30.6 percent and 30.9 percent of net sales revenue for the three and six months ended June 30, 2013, respectively, compared to 28.5 percent and 28.5 percent for the same periods in 2012.

Significant increases to selling, general and administrative expenses during the three and six months ended June 30, 2013, compared to the same period in 2012 included:

•                  $1.1 and $2.6 million of increased compensation and other benefit costs as a result of the Company’s incremental investment in sales, marketing, science and product development personnel and programs to stimulate sales growth and drive profitability;

•                  $0 and $1.4 million of one-time severance costs and the acceleration of stock option expense incurred related to the resignation of our former Chief Executive Officer;

Other Income, Net

Other income, net for the three and six months ended June 30, 2013 increased to $1.5 million and $1.8 million, respectively, compared to the same periods in 2012 primarily due to increased foreign exchange rate gains on United States Dollar denominated cash balances held in foreign markets.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended June 30, 2013 and 2012, the Company’s provision for income taxes, as a percentage of income before income taxes was 34.9 percent and 30.5 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2013 and 2012, the Company’s provision for income taxes, as a percentage of income before income taxes was 34.1 percent and 25.7 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended June 30, 2013 was primarily attributed to an increase in tax liabilities associated with uncertain tax positions (0.6 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-0.6 percent).

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended June 30, 2012 was primarily attributed to a domestic valuation allowance release related to the utilization of foreign tax credits (-3.4 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-2.2 percent).

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2013 was primarily attributed to an increase in tax liabilities associated with uncertain tax positions (5.3 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-5.6 percent).

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2012 was primarily attributed to a domestic valuation allowance release related to the utilization of foreign tax credits (-6.4 percent), in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-4.1 percent).

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

As of June 30, 2013, the Company had accrued $10.8 million related to unrecognized tax positions compared with $10.6 million as of December 31, 2012. This net increase was primarily attributed to the increase in transfer pricing contingencies, including anticipated increases in penalties and interest.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of herbal products, vitamins, mineral and other nutritional supplements, personal care products, and other complementary products for the three and six months ended June 30, 2013 and 2012, by business segment (in thousands).

	Three Months Ended June 30,
	2013		2012
NSP Americas, Asia Pacific and Europe:
Herbal products	$31,009	58.1%	$30,278	56.6%
Vitamin, mineral and other nutritional supplements	20,086	37.6	20,725	38.7
Personal care products	1,353	2.5	1,579	2.9
Other products	968	1.8	954	1.8
	53,416	100.0%	53,536	100.0%

NSP Russia, Central and Eastern Europe:
Herbal products	$6,864	45.8%	$5,775	43.7%
Vitamin, mineral and other nutritional supplements	7,001	46.8	5,764	43.7
Personal care products	1,066	7.1	1,627	12.3
Other products	47	0.3	43	0.3
	14,978	100.0%	13,209	100.0%

Synergy WorldWide:
Herbal products	$10,149	40.1%	$11,530	44.0%
Vitamin, mineral and other nutritional supplements	13,426	53.1	13,028	49.6
Personal care products	1,364	5.4	1,188	4.5
Other products	342	1.4	500	1.9
	25,281	100.0%	26,246	100.0%

Consolidated:
Herbal Products	$48,022	51.3%	$47,583	51.2%
Vitamin, Mineral and Other Nutritional Supplements	40,513	43.2	39,517	42.5
Personal Care Products	3,783	4.0	4,394	4.7
Other Products	1,357	1.5	1,497	1.6
	$93,675	100.0%	$92,991	100.0%

	Six Months Ended June 30,
	2013		2012
NSP Americas, Asia Pacific and Europe:
Herbal products	$61,385	57.6%	$60,922	56.7%
Vitamin, mineral and other nutritional supplements	40,570	38.1	41,187	38.3
Personal care products	2,607	2.5	3,301	3.1
Other products	1,991	1.9	2,061	1.9
	106,553	100.0%	107,471	100.0%

NSP Russia, Central and Eastern Europe:
Herbal products	$14,036	45.1%	$12,555	43.6%
Vitamin, mineral and other nutritional supplements	14,483	46.6	12,732	44.2
Personal care products	2,495	8.0	3,420	11.9
Other products	104	0.3	92	0.3
	31,118	100.0%	28,799	100.0%

Synergy WorldWide:
Herbal products	$22,088	42.1%	$19,977	40.3%
Vitamin, mineral and other nutritional supplements	26,758	51.0	26,065	52.5
Personal care products	2,934	5.6	2,626	5.3
Other products	703	1.3	921	1.9
	52,483	100.0%	49,589	100.0%

Consolidated:
Herbal products	$97,509	51.3%	$93,454	50.3%
Vitamin, mineral and other nutritional supplements	81,811	43.0	79,984	43.0
Personal care products	8,036	4.2	9,347	5.0
Other products	2,798	1.5	3,074	1.7
	$190,154	100.0%	$185,859	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
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

As of June 30, 2013, we had approximately 331,000 active Distributors and customers worldwide who purchase our products directly from the Company. In addition, our products can be purchased directly from our Distributors. A person who joins our independent sales force begins as a Distributor. An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor or by signing up through the Company, where they will then be assigned a Distributor as a sponsor. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. Managers resell our products to Distributors within their sales group or directly to customers, or use the products themselves. As of June 30, 2013, we had approximately 17,100 active independent Managers worldwide. In many of our markets, our Managers and Distributors are primarily retailers of our products, including practitioner and nutritional supplement therapists, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we accrued during the quarters ended June 30, 2013 and 2012 are set forth in our Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

Our revenue is highly dependent upon the number and productivity of our Managers, Distributors and customers.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of Managers, Distributors and customers.

The following table provides information concerning the number of total Managers, Distributors and customers by segment, as of the dates indicated.

Total Managers, Distributors and Customers by Segment as of June 30,

	2013		2012
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	331,500	9,000	372,800	9,200
NSP Russia, Central and Eastern Europe	254,700	5,000	257,600	4,700
Synergy WorldWide	119,900	3,100	116,000	3,200
	706,100	17,100	746,400	17,100

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated.

Active Distributors and Customers by Segment as of June 30,

	2013	2012
	Distributors & Customers	Distributors & Customers

NSP Americas, Asia Pacific and Europe	155,400	164,900
NSP Russia, Central and Eastern Europe	120,900	117,800
Synergy WorldWide	54,700	54,900
	331,000	337,600

“Active Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated. All of our Managers are active.

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated.

New Managers, Distributors and Customers by Segment for the Quarter Ended June 30,

	2013		2012
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	38,300	1,100	43,800	1,100
NSP Russia, Central and Eastern Europe	20,500	400	18,100	400
Synergy WorldWide	19,400	500	19,400	600
	78,200	2,000	81,300	2,100

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated.

New Managers, Distributors and Customers by Segment for the Twelve Months Ended June 30,

	2013		2012
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	152,300	4,000	178,800	4,500
NSP Russia, Central and Eastern Europe	82,400	1,600	77,000	1,500
Synergy WorldWide	74,300	1,700	73,300	1,800
	309,000	7,300	329,100	7,800

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2013, working capital was $90.3 million, compared to $83.9 million as of December 31, 2012.  At June 30, 2013, we had $87.3 million in cash and cash equivalents, of which $55.3 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $2.0 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Operating activities	$15,286	$9,227
Investing activities	(2,361)	856
Financing activities	(3,205)	(2,019)

For the six months ended June 30, 2013, operating activities provided cash in the amount of $15.3 million compared to $9.2 million for the same period in 2012. Operating cash flows increased due to the timing of payments and receipts for inventories, accrued volume incentives and accrued liabilities, and was partially offset by the timing of payments and receipts for accounts payable and deferred revenue as well as the decrease in our operating income.  The Company also made income tax payments for the six months ended June 30, 2013 of $5.4 million compared to $11.1 million for the six months ended June 30, 2012.

Capital expenditures related to the purchase of equipment, computer systems and software for the six months ended June 30, 2013 and 2012 were $2.3 million and $2.6 million, respectively.

During the six months ended June 30, 2013 and 2012, we had cash proceeds of $0 and $3.6 million from the sale of available-for-sale investments, respectively. During the same periods, we used cash of $0.1 million and $0.2 million to purchase available-for-sale investments, respectively.

During the six months ended June 30, 2013 and 2012, we used cash to pay dividends in an aggregate amount of $3.2 million and $0.8 million, respectively.

During the six months ended June 30, 2013 and 2012, we used cash to make principal payments of $1.4 million and $1.6 million on our term credit facility, respectively. The term credit facility is secured by the Company’s manufacturing facility in Spanish Fork, Utah.

On August 9, 2011, the Company entered into a Revolving Credit agreement with Wells Fargo Bank, National Association that permits the Company to borrow up to $15 million through August 9, 2014, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At June 30, 2013, no amount was drawn under the facility.

In addition, a term loan of $10.0 million was obtained in conjunction with the Revolving Credit agreement and has a maturity date of August 9, 2014 and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of June 30, 2013). The term loan is collateralized by the Company’s assets at the manufacturing facility in Spanish Fork, Utah.  As of June 30, 2013, the outstanding balance under this term loan was $4.2 million.

On August 8, 2013, the Company’s Board of Directors declared a special one-time cash dividend of $1.50 per share in addition to its recurring quarterly cash dividend of $0.10 per share payable on August 29, 2013 to shareholders of record as of the close of business on August 19, 2013. The amount of the cash dividends is expected to be approximately $25.6 million. In addition, the Board of Directors authorized a $10 million share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any share repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund the one-time special dividend and share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility.

In addition, on August 8, 2013, the Company renegotiated the Revolving Credit agreement with Wells Fargo Bank, N.A. to increase to borrowing limit to $25.0 million and extend the maturity to August 7, 2015.  The Company will pay an annual commitment fee of 0.25 percent on the unused portion of the commitment and LIBOR plus 1.25 percent on any drawings on the agreement. The renegotiation of the debt agreement will provide the Company with adequate financing to continue its cash generating operating activities. The Company retains ample capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise.

These loans contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of June 30, 2013, the Company was in compliance with these debt covenants.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of June 30, 2013 and December 31, 2012, we did not consider any of our long-lived assets to be impaired.

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

Foreign Currency Risk

During the six months ended June 30, 2013, approximately 58.2 percent of our net sales revenue and approximately 55.5 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended June 30, 2013 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$93,675	$(3,182)	(3.4)%	$(4,566)	(4.9)%	$(7,001)	(7.5)%

Cost and expenses
Cost of sales	22,630	(860)	(3.8)%	(1,233)	(5.4)%	(1,891)	(8.4)%
Volume incentives	34,525	(1,201)	(3.5)%	(1,722)	(5.0)%	(2,641)	(7.6)%
Selling, general and administrative	28,709	(859)	(3.0)%	(1,232)	(4.3)%	(1,889)	(6.6)%

Operating income	$7,811	$(262)	(3.4)%	$(379)	(4.9)%	$(580)	(7.4)%

Exchange rate sensitivity for the six months ended June 30, 2013 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$190,154	$(6,594)	(3.5)%	$(9,461)	(5.0)%	$(14,507)	(7.6)%

Cost and expenses
Cost of sales	47,075	(1,809)	(3.8)%	(2,595)	(5.5)%	(3,979)	(8.5)%
Volume incentives	69,500	(2,467)	(3.5)%	(3,539)	(5.1)%	(5,427)	(7.8)%
Selling, general and administrative	58,826	(1,736)	(3.0)%	(2,491)	(4.2)%	$(3,819)	(6.5)%

Operating income	$14,753	$(582)	(3.9)%	$(836)	(5.7)%	$(1,282)	(8.7)%

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

Exchange rate sensitivity of Balance Sheet as of June 30, 2013 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$87,295	$(4,816)	(5.5)%	$(6,910)	(7.9)%	$(10,596)	(12.1)%
Accounts receivable, net	9,104	(269)	(3.0)%	(386)	(4.2)%	(592)	(6.5)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,044	(63)	(1.2)%	(90)	(1.8)%	(139)	(2.8)%

Net Financial Instruments Subject to Exchange Rate Risk	$91,355	(5,022)	(5.5)%	(7,206)	(7.9)%	(11,049)	(12.1)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of June 30, 2013, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of June 30, 2013 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of June 30, 2013
Cash and Cash Equivalents
South Korea (Won)	$4,410	1,143.6
European Markets (Euro)	4,137	0.8
Venezuela (Bolivar)	2,598	6.3
Canada (Dollar)	2,306	1.1
Japan (Yen)	2,115	99.2
Mexico (Peso)	1,369	12.9
Thailand (Baht)	1,151	31.1
United Kingdom (Pound Sterling)	1,122	0.7
Malaysia (Ringgit)	1,109	3.2
Indonesia (Rupiah)	1,092	9,850.3
Colombia (Peso)	1,062	1,930.0
Other	5,117	Varies
Total foreign denominated cash and cash equivalents	27,588
U.S. dollars held by foreign subsidiaries	27,693
Total cash and cash equivalents held by foreign subsidiaries	$55,281

Accounts Receivable
Other	$2,960	Varies

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

Six months ended June 30,	2013	2012
Canada (Dollar)	1.0	1.0
European Markets (Euro)	0.8	0.8
Japan (Yen)	95.3	79.7
South Korea (Won)	1,108.4	1,144.1
Mexico (Peso)	12.6	13.3

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the three and six months ended June 30, 2013, Belarus and Venezuela were considered to be highly inflationary. During the three and six months ended June 30, 2013, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.9 percent and 2.1 percent of consolidated net sales revenue, respectively. During the three and six months ended June 30, 2013, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.0 percent and 2.1 percent of consolidated net sales revenue, respectively. With the exceptions of Belarus and Venezuela, there were no other countries considered to have a highly inflationary economy during the three and six months ended June 30, 2013.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On June 30, 2013, we had investments of $2.0 million of which $0.5 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a two-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from the quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)                                 Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: August 9, 2013	/s/ Gregory L. Probert
Gregory L. Probert, Executive Chairman of the Board and Interim Chief Executive Officer

Date: August 9, 2013	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer