Form 10-Q
period 2013-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2013-11-08
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock, no par value, outstanding on October 28, 2013 was 16,207,747 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2013

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$76,623	$79,241
Accounts receivable, net of allowance for doubtful accounts of $1,008 and $631, respectively	10,908	9,614
Investments available for sale	2,080	2,071
Inventories	43,643	43,280
Deferred income tax assets	5,284	5,307
Prepaid expenses and other	6,864	5,820
Total current assets	145,402	145,333

Property, plant and equipment, net	29,347	27,950
Investment securities	1,109	1,276
Intangible assets, net	891	1,002
Deferred income tax assets	11,487	11,516
Other assets	6,851	6,842
	$195,087	$193,919

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,209	$6,226
Accrued volume incentives	20,014	18,130
Accrued liabilities	28,803	27,302
Deferred revenue	3,820	4,311
Current installments of long-term debt	3,110	3,350
Income taxes payable	2,174	2,071
Total current liabilities	65,130	61,390

Liability related to unrecognized tax benefits	11,486	10,571
Long-term debt	10,000	2,270
Deferred compensation payable	1,109	1,276
Other liabilities	2,535	2,776
Total long-term liabilities	25,130	16,893

Commitments and Contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 16,208 and 15,810 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	82,246	77,292
Retained earnings	35,879	48,910
Accumulated other comprehensive loss	(13,298)	(10,566)
Total shareholders’ equity	104,827	115,636
	$195,087	$193,919

See accompanying notes to unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,
	2013	2012

Net sales revenue	$92,458	$91,232
Cost of sales	(23,655)	(23,144)
Gross profit	68,803	68,088

Operating expenses:
Volume incentives	33,920	33,155
Selling, general and administrative	28,170	26,228
Operating income	6,713	8,705
Other income (expense), net	(269)	(214)
Income before provision for income taxes	6,444	8,491
Provision for income taxes	1,594	2,121
Net income	$4,850	$6,370

Basic and diluted net income per common share

Basic:
Net income	$0.30	$0.41

Diluted:
Net income	$0.29	$0.40

Weighted average basic common shares outstanding	16,068	15,628
Weighted average diluted common shares outstanding	16,490	15,971

Dividends declared per common share	$1.60	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,
	2013	2012

Net income	$4,850	$6,370
Foreign currency translation gain (net of tax)	1,128	1,416
Net unrealized gains on investment securities (net of tax)	36	20
Total comprehensive income	$6,014	$7,806

See accompanying notes to unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Net sales revenue	$282,612	$277,091
Cost of sales	(70,730)	(69,483)
Gross profit	211,882	207,608

Operating expenses:
Volume incentives	103,420	100,276
Selling, general and administrative	86,996	79,142
Operating income	21,466	28,190
Other income (expense), net	1,543	(159)
Income before provision for income taxes	23,009	28,031
Provision for income taxes	7,243	7,147
Net income	15,766	20,884

Basic and diluted net income per common share

Basic:
Net income	$0.99	$1.34

Diluted:
Net income	$0.97	$1.31

Weighted average basic common shares outstanding	15,930	15,603
Weighted average diluted common shares outstanding	16,327	15,917

Dividends declared per common share	$1.80	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Net income	$15,766	$20,884
Foreign currency translation gain (loss) (net of tax)	(2,798)	1,061
Net unrealized gains on investment securities (net of tax)	66	41
Total comprehensive income	$13,034	$21,986

See accompanying notes to unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,766	$20,884
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	322	39
Depreciation and amortization	3,279	3,028
Share-based compensation expense	2,599	2,001
(Gain) loss on sale of property and equipment	(127)	23
Deferred income taxes	52	(307)
Amortization of bond discount	1	3
Purchase of trading investment securities	(62)	(60)
Proceeds from sale of trading investment securities	308	268
Realized and unrealized gains on investments	(78)	(63)
Foreign exchange (gains) losses	(1,057)	856
Changes in assets and liabilities:
Accounts receivable	(1,781)	(429)
Inventories	(678)	(1,926)
Prepaid expenses and other current assets	(1,083)	(1,021)
Other assets	(97)	(148)
Accounts payable	878	(361)
Accrued volume incentives	2,047	386
Accrued liabilities	1,284	(1,264)
Deferred revenue	(491)	403
Income taxes payable	199	(4,222)
Liability related to unrecognized tax benefits	915	(654)
Deferred compensation payable	(167)	(112)
Net cash provided by operating activities	22,029	17,324
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,590)	(5,617)
Proceeds from sale of property, plant and equipment	233	25
Proceeds from maturity and sale of investments available for sale	100	3,689
Purchase of investments available for sale	(278)	(197)
Net cash used in investing activities	(4,535)	(2,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	10,000	—
Principal payments of long-term debt	(2,509)	(2,465)
Dividends paid	(28,797)	(1,560)
Proceeds from the exercise of stock options	4,300	1,982
Repurchase of common stock	(1,945)	—
Net cash used in financing activities	(18,951)	(2,043)
Effect of exchange rates on cash and cash equivalents	(1,161)	393
Net increase (decrease) in cash and cash equivalents	(2,618)	13,574
Cash and cash equivalents at the beginning of the period	79,241	58,969
Cash and cash equivalents at the end of the period	$76,623	$72,543
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$7,068	$12,694
Cash paid for interest	95	97

See accompanying notes to unaudited condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per-share information)

(Unaudited)

(1)                     Basis of Presentation

Nature’s Sunshine Products, Inc., together with its subsidiaries (hereinafter referred to collectively as the “Company”), is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah and sells its products to a sales force of independent Managers and Distributors who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. The Company also exports its products to Argentina, Australia, Chile, Israel, New Zealand and Norway.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of September 30, 2013, and for the three and nine-month periods ended September 30, 2013 and 2012.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2013.

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

Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control agency (“CADIVI”) in order for the Company’s subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. Prior to January 1, 2010, the market rate, which is substantially lower than the official rate, was available to obtain U.S. dollars or other currencies without approval of the CADIVI. In 2013, the CADIVI enacted a new currency transaction system, the Complementary System for Foreign Currency Administration (“SICAD”), to replace the System for Foreign Currency Denominated Securities (“SITME”) which was enacted in 2010 to end the trading of currency at the market rate.  Under SICAD, entities domiciled in Venezuela must formerly apply and be approved by the CADIVI to obtain U.S. dollars or U.S. dollar denominated securities through banking institutions approved by the government. On a daily basis, the CADIVI will determine how many U.S. dollars will be sold and which previously approved companies are authorized to buy. Subsequently, the Venezuela Central Bank will pay the foreign entities directly to limit the amount of U.S. dollars available within Venezuela.

The Company re-measures its results in Venezuela at the official SICAD rate, which was approximately 6.3 bolivars per U.S. dollar as of September 30, 2013. However, since the inception of the SICAD system, the Company has been unsuccessful in obtaining

U.S. dollars at the official SICAD exchange rate and it remains uncertain when the Company’s applications will be approved by the CADIVI to complete exchange transactions in the future.

During the three months ended September 30, 2013 and 2012, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.2 percent and 1.9 percent of consolidated net sales revenue, respectively.  During the nine months ended September 30, 2013 and 2012, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.1 percent and 1.8 percent of consolidated net sales revenue, respectively.  As of September 30, 2013 and December 31, 2012, the Company’s Venezuelan subsidiary held cash and cash equivalents of $3,515 and $1,748, respectively.  At this time, the Company is not able to reasonably estimate the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official SICAD exchange rate.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

Since June 30, 2012, Belarus was designated as a highly inflationary economy. The U.S. dollar is the Company’s functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of the Company’s Distributors in this market has diminished. During the three months ended September 30, 2013 and 2012, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.1 percent and 1.5 percent of consolidated net sales revenue, respectively. During the nine months ended September 30, 2013 and 2012, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.1 percent and 1.6 percent of consolidated net sales revenue, respectively.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 Income Taxes (Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This update provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for interim and annual periods beginning after December 15, 2013.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

(2)                     Inventories

Inventories consist of the following:

	September 30,	December 31,
	2013	2012
Raw Materials	$11,819	$13,287
Work in Progress	931	742
Finished Goods	30,893	29,251
	$43,643	$43,280

(3)                     Intangible Assets

At September 30, 2013 and December 31, 2012, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $872 and $761, and a net amount of $891 and $1,002, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended September 30, 2013 and 2012 was $37 and $37, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2013 and 2012 was $111 and $111, respectively. Estimated amortization expense for each of the three succeeding fiscal years thereafter is $149 followed by two fiscal years with estimated amortization expense of $91.

(4)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$504	$15	$—	$519
U.S. government securities funds	997	—	(11)	986
Equity securities	227	351	(3)	575
Total short-term investment securities	$1,728	$366	$(14)	$2,080

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$608	$30	$—	$638
U.S. government securities funds	995	—	(9)	986
Equity securities	227	228	(8)	447
Total short-term investment securities	$1,830	$258	$(17)	$2,071

The municipal obligations held at a fair value of $519 at September 30, 2013 all mature in less than two years.

During the nine-month periods ended September 30, 2013 and 2012, the proceeds from the maturities and sales of available-for-sale securities were $100 and $3,689, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the nine-month periods ended September 30, 2013 and 2012, respectively.

The Company’s trading securities portfolio totaled $1,109 at September 30, 2013 and $1,276 at December 31, 2012, and generated gains of $45 and $44 for the three months ended September 30, 2013 and 2012, respectively, and generated gains of $78 and $104 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, the Company had unrealized losses of $11 and $9, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

(5)                     Long-Term Debt

On August 9, 2011, the Company entered into a revolving credit agreement with Wells Fargo Bank, N.A. that permits the Company to borrow up to $15,000 through August 9, 2014, bearing interest at LIBOR plus 1.25 percent (1.50 percent as of September 30, 2013). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment.

On August 8, 2013, the Company renegotiated the revolving credit agreement with Wells Fargo Bank, N.A. to increase to the borrowing limit to $25,000 and extend the maturity to September 1, 2015.  At September 30, 2013, the outstanding balance under the revolving credit agreement was $10,000.

A term loan of $10,000 was obtained in conjunction with the revolving credit agreement with Wells Fargo Bank, N.A. and has a maturity date of August 9, 2014 and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of September 30, 2013 and December 31, 2012). As of September 30, 2013, the outstanding balance under the term loan was $3,110. The term loan is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

Long-term debt consists of the following:

	September 30,	December 31,
	2013	2012
Term loan in monthly installments of approximately $284, including interest	$3,110	$5,620
Less current installments	(3,110)	(3,350)
	—	2,270

Revolving credit agreement	10,000	—

Long-term debt less current installments	$10,000	$2,270

The various debt agreements contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company is in compliance with these debt covenants as of September 30, 2013.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$4,850	$6,370	$15,766	$20,884

Basic weighted average shares outstanding	16,068	15,628	15,930	15,603

Basic net income per common share	$0.30	$0.41	$0.99	$1.34

Diluted shares outstanding
Basic weighted average shares outstanding	16,068	15,628	15,930	15,603
Weighted average stock options outstanding	422	343	397	314
Diluted weighted average shares outstanding	16,490	15,971	16,327	15,917

Diluted net income per common share	$0.29	$0.40	$0.97	$1.31

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	140	96	140	96

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	20	167	45	249

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based options to purchase shares of common stock for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for the three and nine months ended September 30, 2013 and 2012.

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

On August 8, 2013, the Company’s Board of Directors declared a special one-time cash dividend of $1.50 per common share in addition to the Company’s recurring quarterly dividend of $0.10 per common share that was paid on August 29, 2013 to shareholders of record on August 19, 2013. The amount of the cash dividend paid to shareholders was $25,627.

Share Repurchase Program

On August 8, 2013, the Board of Directors authorized a $10,000 share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time.

The following is a summary of our repurchases of common shares during the three months ended September 30, 2013:

Period	Number of Shares	Average Price Paid per Share	Program Balance Used for Repurchases
July 1 — September 30, 2013	108	$18.06	$1,945

Share-Based Compensation

Stock option activity for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2012	1,784	$11.81
Granted	667	15.24
Forfeited	(152)	13.71
Exercised	(502)	8.56
Options outstanding at September 30, 2013	1,797	12.02

On August 29, 2013, the Company paid a special one-time cash dividend of $1.50 per common share. In accordance with the provisions of the Company’s stock incentive plans, the exercise price of all outstanding stock options on the ex-dividend date were decreased by $1.50 per share in order to prevent a dilution of benefits or potential benefits intended to be made available to the stock option holders. Therefore, no additional share-based compensation expense was recorded.

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

During the nine-month period ended September 30, 2013, the Company granted options to purchase 667 shares of common stock under the 2012 Stock Incentive Plan to the Company’s executive officers and other employees, which are composed of both time-based stock options and net sales revenue performance-based stock options. These options were issued with a weighted-average exercise price of $15.24 per share and a weighted-average grant date fair value of $6.27 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine-month period ended September 30, 2013:

2013
Expected life (in years)	5.0 to 6.0
Risk-free interest rate	0.6 to 1.5
Expected volatility	56.1 to 58.2
Dividend yield	2.1 to 2.7

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.  The dividend yield is based on the Company’s historical and expected amount of dividend payouts, at the time of grant.

Share-based compensation expense from time-based stock options for the three-month periods ended September 30, 2013 and 2012 was approximately $620 and $630, respectively, and the related tax benefit was approximately $245 and $246, respectively. Share-based compensation expense from time-based stock options for the nine-month periods ended September 30, 2013 and 2012 was approximately $2,423 and $1,299, respectively and the related tax benefit was approximately $957 and $513, respectively. As of September 30, 2013 and December 31, 2012, the unrecognized share-based compensation expense related to the grants described above was $3,115 and $2,715, respectively. As of September 30, 2013, the remaining compensation expense is expected to be recognized over the weighted-average period of approximately 1.9 years.

There was no shared-based compensation expense from operating income performance-based stock options for the three-month periods ended September 30, 2013 and 2012. Shared-based compensation expense from operating income performance-based stock options for the nine-month periods ended September 30, 2013 and 2012 was approximately $0 and $652, respectively, and the related tax benefit was approximately $0 and $255, respectively. As of December 31, 2012, there was no remaining compensation expense to be recognized for the operating income performance-based stock options.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the three and nine months ended September 30, 2013.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $900 of potential share-based compensation expense.

At September 30, 2013, the aggregate intrinsic value of outstanding time-based and performance-based stock options to purchase 1,797 shares of common stock, exercisable time-based and performance-based stock options to purchase 839 shares of common stock and time-based and performance-based stock options to purchase 777 shares of common stock that are expected to vest (net of expected forfeitures) was $12,565, $7,497 and $4,066, respectively. At December 31, 2012, the aggregate intrinsic value of outstanding options to purchase 1,784 shares of common stock, the exercisable options to purchase 1,011 shares of common stock, and options to purchase 644 shares of common stock expected to vest was $5,315, $5,016 and $281, respectively.

Restricted stock unit activity for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2012	18	$12.07
Granted	17	12.90
Issued	(3)	12.07
Forfeited	—	—
Units outstanding at September 30, 2013	32	12.47

On August 29, 2013, the Company paid a special one-time cash dividend of $1.50 per common share. In accordance with the provisions of the Company's stock incentive plans, additional RSUs were awarded based on the closing share price on the ex-dividend date in order to prevent a dilution of benefits or potential benefits intended to be made available to the RSU holders. Therefore, no additional share-based compensation expense was recorded.

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

Share-based compensation expense from RSUs for the three months ended September 30, 2013 and 2012, was approximately $49 and $50, respectively, and the related tax benefit was approximately $19 and $20, respectively. Share-based compensation expense from RSUs for the nine months ended September 30, 2013 and 2012, was approximately $176 and $50, respectively, and the related tax benefit was approximately $70 and $20, respectively. As of September 30, 2013 and December 31, 2012, the unrecognized share-based compensation expense related to the grants described above was $108 and $99, respectively. As of September 30, 2013, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.7 years.

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

Reportable business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales revenue:
NSP Americas, Asia Pacific and Europe	$50,560	$51,783	$157,113	$159,254
NSP Russia, Central and Eastern Europe	14,577	13,187	45,695	41,986
Synergy WorldWide	27,321	26,262	79,804	75,851
Total net sales revenue	92,458	91,232	282,612	277,091

Contribution margin (1):
NSP Americas, Asia Pacific and Europe	19,973	20,513	64,234	63,708
NSP Russia, Central and Eastern Europe	5,409	5,043	16,915	16,069
Synergy WorldWide	9,501	9,377	27,313	27,555
Total contribution margin	34,883	34,933	108,462	107,332

Selling, general and administrative	28,170	26,228	86,996	79,142
Total operating income	6,713	8,705	21,466	28,190

Other income (expense), net	(269)	(214)	1,543	(159)
Income before provision for income taxes	$6,444	$8,491	$23,009	$28,031

(1)                                           Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

From an individual country perspective, only the United States comprises 10 percent or more of consolidated net sales revenue for the three and nine month periods ended September 30, 2013 and 2012 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales revenue:
United States	$37,209	$38,243	$116,552	$118,390
Other	55,249	52,989	166,060	158,701
	$92,458	$91,232	$282,612	$277,091

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NSP Americas, Asia Pacific and Europe:
Herbal products	$29,372	$28,888	$90,757	$89,809
Vitamin, mineral and other nutritional supplements	19,102	20,379	59,672	61,566
Personal care products	1,179	1,560	3,786	4,861
Other products	907	956	2,898	3,018
	50,560	51,783	157,113	159,254
NSP Russia, Central and Eastern Europe:
Herbal products	$6,656	$5,834	$20,692	$18,389
Vitamin, mineral and other nutritional supplements	6,854	5,954	21,337	18,686
Personal care products	1,016	1,354	3,511	4,775
Other products	51	45	155	136
	14,577	13,187	45,695	41,986
Synergy WorldWide:
Herbal products	$9,520	$10,005	$31,608	$29,982
Vitamin, mineral and other nutritional supplements	15,967	14,510	42,725	40,575
Personal care products	1,471	1,394	4,405	4,020
Other products	363	353	1,066	1,274
	27,321	26,262	79,804	75,851
	$92,458	$91,232	$282,612	$277,091

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

	September 30, 2013	December 31, 2012
Property, plant and equipment:
United States	$23,001	$20,923
Venezuela	3,297	3,535
Other	3,049	3,492
Total property, plant and equipment	$29,347	$27,950

(9)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended September 30, 2013 and 2012, the Company’s provision for income taxes, as a percentage of income before income taxes was 24.7 percent and 25.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2013 and 2012, the Company’s provision for income taxes, as a percentage of income before income taxes was 31.5 percent and 25.5 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2013 was primarily attributed to foreign tax credit benefits (-12.7 percent), net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-17.4 percent), offset by an increase in tax liabilities associated with uncertain tax positions (18.8 percent).

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

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2013 was primarily attributed to foreign tax credit benefits (-4.3 percent), net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-5.9 percent), offset by an increase in tax liabilities associated with uncertain tax positions (6.4 percent).

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

The Company’s U.S. federal income tax returns for 2009 through 2012 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2006 through 2012. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 through 2011 tax years.

As of September 30, 2013, the Company had accrued $11,486 related to unrecognized tax positions compared with $10,571 as of December 31, 2012. This net increase was primarily attributed to the increase in transfer pricing contingencies, including increases in penalties and interest.

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

Non-income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of September 30, 2013 and December 31, 2012, accrued liabilities include $5,465 and $6,207, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to VAT assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $900.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$519	$—	$519
U.S. government security funds	986	—	—	986
Equity securities	575	—	—	575
Investment securities	1,109	—	—	1,109
Total assets measured at fair value on a recurring basis	$2,670	$519	$—	$3,189

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available for sale
Municipal obligations	$—	$638	$—	$638
U.S. government security funds	986	—	—	986
Equity securities	447	—	—	447
Investment securities	1,276	—	—	1,276
Total assets measured at fair value on a recurring basis	$2,709	$638	$—	$3,347

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

For the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the three and nine months ended September 30, 2013 and 2012, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to Argentina, Australia, Chile, Israel, New Zealand and Norway.

During the third quarter of 2013, we experienced an increase in our consolidated net sales of 1.3 percent compared to the third quarter of 2012 (or 2.4 percent in local currencies). NSP Russia, Central and Eastern Europe net sales increased 10.5 percent compared to the same period in 2012, a fourth consecutive quarter of growth. Synergy WorldWide reported a record quarter with net sales increasing 4.0 percent compared to the same period in 2012 (or 4.6 percent in local currencies). NSP Americas, Asia Pacific and Europe net sales decreased 2.4 percent compared to the same period in 2012 (or 0.7 percent in local currencies). Our most significant sales revenue growth was from our NSP Russia, Central and Eastern Europe businesses in the Ukraine, Russia and Belarus, as well as our Synergy Europe, South Korea and NSP Venezuela markets. Gains in these markets were partially offset by decreases in other markets, principally NSP Japan, NSP United States, Synergy Japan and Synergy North America.

Over the same period, selling, general and administrative expenses as a percentage of net sales revenue increased from 28.8 percent in the prior year to 30.4 percent in the current year as a result of the Company’s incremental investment in sales, marketing, science and product development personnel and programs to stimulate sales growth and drive profitability.

We distribute our products to consumers through an independent sales force comprised of independent Managers and Distributors, some of whom also consume our products. Typically a person who joins our independent sales force begins as a Distributor. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. On a worldwide basis, active Managers were approximately 16,900 and 16,900 at September 30, 2013 and 2012, respectively, and active Distributors and customers worldwide were approximately 324,900 and 325,900 at September 30, 2013 and 2012, respectively.

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

Our international operations have provided and are expected to continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be significantly affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we also compare the percentage change in net sales from one period to another period by excluding the effects of foreign currency exchange as shown below. Net sales excluding the impact of foreign exchange fluctuations is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting the impact of foreign currency fluctuations is useful to investors because it allows a more meaningful comparison of net sales of our foreign operations from period to period. However, net sales excluding the impact of foreign currency fluctuations should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. See Item 3. Quantitative and Qualitative Disclosures about Market Risk.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended September 30, 2013 and 2012 (dollar amounts in thousands).

	2013		2012		Change from 2013 to 2012
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$92,458	100.0%	$91,232	100.0%	$1,226	1.3%
Cost of sales	(23,655)	(25.6)	(23,144)	(25.4)	(511)	(2.2)
	68,803	74.4	68,088	74.6	715	1.1

Volume incentives	33,920	36.7	33,155	36.3	765	2.3
SG&A expenses	28,170	30.4	26,228	28.8	1,942	7.4
Operating income	6,713	7.3	8,705	9.5	(1,992)	(22.9)
Other income (expense), net	(269)	(0.3)	(214)	(0.2)	(55)	(25.7)
Income before provision for income taxes	6,444	7.0	8,491	9.3	(2,047)	(24.1)
Provision for income taxes	1,594	1.7	2,121	2.3	(527)	(24.8)
Net income	$4,850	5.3%	$6,370	7.0%	$(1,520)	(23.9)%

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the nine months ended September 30, 2013 and 2012 (dollar amounts in thousands).

					Change from
	2013		2012		2013 to 2012
	Total	Percent of	Total	Percent of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales revenue	$282,612	100.0%	$277,091	100.0%	$5,521	2.0%
Cost of sales	(70,730)	(25.0)	(69,483)	(25.1)	(1,247)	(1.8)
	211,882	75.0	207,608	74.9	4,274	2.1

Volume incentives	103,420	36.6	100,276	36.2	3,144	3.1
SG&A expenses	86,996	30.8	79,142	28.5	7,854	9.9
Operating income	21,466	7.6	28,190	10.2	(6,724)	(23.9)
Other income (expense), net	1,543	0.5	(159)	(0.1)	1,702	1,070.4
Income before provision for income taxes	23,009	8.1	28,031	10.1	(5,022)	(17.9)
Provision for income taxes	7,243	2.5	7,147	2.6	96	1.3
Net income	$15,766	5.6%	$20,884	7.5%	$(5,118)	(24.5)%

Net Sales Revenue

The following table summarizes the changes in our net sales revenue by operating segment for the three months ended September 30, 2013 and 2012.

	QTD Net Sales Revenue by Operating Segment
	2013	2012	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$36,582	$37,775	(3.2)%	$(142)	(2.8)%
NSP Latin America	12,038	11,392	5.7	(491)	10.0
NSP Asia Pacific and Europe	1,940	2,616	(25.8)	(225)	(17.2)
	50,560	51,783	(2.4)	(858)	(0.7)

NSP Russia, Central and Eastern Europe	$14,577	$13,187	10.5%	$5	10.5%

Synergy WorldWide:
Synergy North America	$4,238	$4,547	(6.8)%	$—	(6.8)%
Synergy Asia Pacific	15,724	15,177	3.6	(578)	7.4
Synergy Europe	7,359	6,538	12.6	433	5.9
	27,321	26,262	4.0	(145)	4.6

	$92,458	$91,232	1.3%	$(998)	2.4%

The following table summarizes the changes in our net sales revenue by operating segment for the nine months ended September 30, 2013 and 2012.

	YTD Net Sales Revenue by Operating Segment
	2013	2012	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$115,663	$116,770	(0.9)%	$(208)	(0.8)%
NSP Latin America	36,016	34,845	3.4	(830)	5.7
NSP Asia Pacific and Europe	5,434	7,639	(28.9)	(600)	(21.0)
	157,113	159,254	(1.3)	(1,638)	(0.3)

NSP Russia, Central and Eastern Europe	$45,695	$41,986	8.8%	$13	8.8%

Synergy WorldWide:
Synergy North America	$13,007	$14,336	(9.3)%	$—	(9.3)%
Synergy Asia Pacific	42,994	40,839	5.3	(938)	7.6
Synergy Europe	23,803	20,676	15.1	629	12.1
	79,804	75,851	5.2	(309)	5.6

	$282,612	$277,091	2.0%	$(1,934)	2.7%

Consolidated net sales revenue for the three and nine months ended September 30, 2013 was $92.5 million and $282.6 million compared to $91.2 million and $277.1 million for the same periods in 2012, increases of approximately 1.3 percent and 2.0 percent, respectively. We experienced a $1.0 million and $1.9 million unfavorable impact in foreign currency exchange rate fluctuations in the three and nine months ended September 30, 2013, respectively, and our consolidated net sales revenue would have increased by 2.4 percent and 2.7 percent from 2012 excluding the negative impact, respectively. The increase in net sales revenue for the three and nine months ended September 30, 2013 compared to the same periods in 2012 is primarily due to an increase of net sales in our NSP Russia, Central and Eastern Europe and Synergy WorldWide segments and was partially offset by a decline of net sales in our NSP Americas, Asia Pacific and Europe segment.

NSP Americas, Asia Pacific and Europe

Net sales revenue related to NSP Americas, Asia Pacific and Europe for the three and nine months ended September 30, 2013 was $50.6 million and $157.1 million, respectively, compared to $51.8 million and $159.3 million for the same periods in 2012, or decreases of 2.4 percent and 1.3 percent, respectively, in 2013 compared to 2012. Fluctuations in foreign exchange rates had a $0.9 million and $1.6 million unfavorable impact on net sales for the three and nine months ended September 30, 2013, respectively, and net sales revenue would have decreased by 0.7 percent and 0.3 percent from the same periods in 2012 excluding this negative impact. Active Managers within NSP Americas, Asia Pacific and Europe totaled approximately 8,500 and 8,800 at September 30, 2013 and 2012, respectively. Active Distributors and customers within NSP Americas, Asia Pacific and Europe totaled approximately 153,200 and 159,600 at September 30, 2013 and 2012, respectively. Managers and Distributors within NSP Americas, Asia Pacific and Europe are predominantly practitioners, retailers and consumers of our products. Segment net sales revenue and the number of Distributors and customers decreased primarily due to lower sales in Japan and the United States and were partially offset by increased sales in Mexico and Venezuela. The Active Managers category includes independent Managers under our various compensation plans that have achieved and maintained certain product sales levels. As such, all Managers are considered to be active Managers. The Active Distributors and customers category includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

In the United States, net sales revenues decreased approximately $0.7 million and $0.5 million, or 2.2 percent and 0.5 percent, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. While we continue to see improvement in key sequential business metrics, we have not consistently returned to prior year levels. We continue to stabilize the U.S. business and pursue a return to growth through continued investment in sales and marketing personnel, training, the launch of new products (including the strengthening of our weight management category), sales programs and incentive programs.

In Venezuela, net sales revenues increased approximately $0.3 million and $1.1 million, or 18.2 percent and 22.8 percent, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. In local currency, net sales increased 40.1 percent and 41.1 percent, respectively, compared to the same periods in 2012. Due to Venezuela’s highly inflationary currency, fluctuations in foreign exchange rates had a $0.4 million and $0.9 million unfavorable impact on net sales for the three and nine months ended September 30, 2013, respectively. The increase in local currency net sales is due to an increased Manager and Distributor base in addition to price increases.

In Mexico, net sales revenues increased approximately $0.3 million and $0.4 million, or 11.1 percent and 5.7 percent, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. In local currency, net sales increased 8.9 percent and 1.2 percent, respectively, compared to the same periods in 2012. Fluctuations in foreign exchange rates had a $0.1 and $0.4 million favorable impact on net sales for the three and nine months ended September 30, 2013, respectively. Investment in local sales and marketing initiatives, including hiring a new General Manager for the market who started on April 1, 2013, resulted in a return to growth in net sales revenues in the third quarter of 2013. We have launched a new energy drink and weight management program into the market in September and will continue to invest in the efficiency and effectiveness of our distribution infrastructure.

In Japan, net sales revenues decreased approximately $0.9 million and $2.1 million, or 53.1 percent and 46.3 percent, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. In local currency, net sales decreased 41.0 percent and 34.6 percent, respectively, compared to the same periods in 2012. Fluctuations in foreign exchange rates had a $0.2 and $0.5 million unfavorable impact on net sales for the three and nine months ended September 30, 2013, respectively. The decrease in local currency net sales is primarily due to the continued lower activity in our existing Manager and Distributor base, and we continue in our efforts to stabilize the business.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, and Belarus) for the three and nine months ended September 30, 2013 was $14.6 million and $45.7 million, respectively, compared to $13.2 million and $42.0 million for the same periods in 2012, an increase of 10.5 percent and 8.8 percent, respectively. Fluctuations in foreign exchange rates had a nominally favorable impact on net sales for the three and nine months ended September 30, 2013.  Active Managers within NSP Russia, Central and Eastern Europe totaled approximately 5,200 and 5,000 at September 30, 2013 and 2012, respectively. Active Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 119,400 and 112,900 at September 30, 2013 and 2012, respectively. NSP Russia, Central and Eastern Europe’s business model is more oriented to a network marketing approach than that of NSP Americas, Asia Pacific and Europe. Net sales increased year-over-year for the fourth consecutive quarter as a result of improved recruiting, Distributor leadership engagement, Distributor recognition, promotion and training and the enhanced focus afforded by the corporate organizational realignment during 2012. In addition, we launched a new weight management program at our annual regional convention in September.

Synergy WorldWide

Net sales revenue related to Synergy WorldWide for the three and nine months ended September 30, 2013 was $27.3 million and $79.8 million, respectively, compared to $26.3 million and $75.9 million for the same periods in 2012, an increase of 4.0 percent and 5.2 percent, respectively. Fluctuations in foreign exchange rates had a $0.1 million and $0.3 million unfavorable impact on net sales for the three and nine months ended September 30, 2013, respectively, and net sales revenue would have increased by 4.6 percent and 5.6 percent from 2012 excluding the negative impact, respectively. Active Managers within Synergy WorldWide totaled approximately 3,200 and 3,100 at September 30, 2013 and 2012, respectively. Active Distributors and customers within Synergy WorldWide totaled approximately 52,300 and 53,400 at September 30, 2013 and 2012, respectively. Synergy WorldWide’s business model is operating under a traditional network marketing approach. Synergy WorldWide reported a record quarter for net sales revenue, with the increase primarily due to performance in Europe and South Korea, partially offset by lower net sales in North America. In Japan, negative foreign currency fluctuations of $1.4 million also adversely impacted reported net sales revenue for the nine months ended September 30, 2013.

In Europe, net sales revenues increased approximately $0.8 million and $3.1 million, or 12.6 percent and 15.1 percent, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. In local currency, net sales increased 5.9 percent and 12.1 percent, respectively, compared to the same periods in 2012. Fluctuations in foreign exchange rates had a $0.4 and $0.6 million favorable impact on net sales for the three and nine months ended September 30, 2013, respectively. Strong Distributor leadership in recruiting and training efforts continues to effectively build our Distributor base thereby driving increased market penetration, supported by our investment in strengthening our sales and marketing organization across the region.

In South Korea, net sales revenues increased approximately $1.7 million and $2.0 million, or an increase of 21.9 percent and 9.3 percent, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. In local currency, net sales increased 19.1 percent and 6.3 percent, respectively, compared to the same periods in 2012. Fluctuations in foreign exchange rates had a $0.2 and $0.6 million favorable impact on net sales for the three and nine months ended September 30, 2013, respectively. During the second quarter, programs were implemented with the aim of restoring recruiting activity, which had a positive impact in the third quarter. In addition, Distributor activity was stimulated ahead of the Synergy WorldWide global summit, which was held in South Korea in late September, where the SLMsmart weight-management program was launched. This program will be rolled out to other markets around the world throughout 2014.

In Japan, net sales revenues decreased approximately $0.4 million and $1.4 million, or 14.7 percent and 18.2 percent, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. In local currency, net sales increased 6.6 percent and decreased 0.5 percent, respectively, compared to the same periods in 2012. Fluctuations in foreign exchange rates had a $0.6 and $1.4 million unfavorable impact on net sales for the three and nine months ended September 30, 2013, respectively. Programs implemented to stimulate activity and growth have begun to yield positive results in the third quarter. However, we will continue to see some fluctuations in our net sales revenue as we reach sustained growth.

In North America, net sales revenues decreased approximately $0.3 million and $1.3 million, or 6.8 percent and 9.3 percent, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decline in sales is primarily driven by lower Distributor recruiting.  In order to return the market to growth, we have launched new initiatives aimed at increasing leadership involvement and driving Distributor recruitment; these initiatives include the SLMsmart weight-management product line, training meetings and sales promotions.

Further information related to NSP Americas, Asia Pacific and Europe, NSP Russia, Central and Eastern Europe, and Synergy WorldWide business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue remained relatively stable at 25.6 percent and 25.0 percent for the three and nine months ended September 30, 2013, respectively, compared to 25.4 percent and 25.1 percent for the same periods in 2012.

Volume Incentives

Volume incentives are a significant part of our direct sales marketing program, and represent commission payments made to our independent Managers and Distributors. These payments are designed to provide incentives for reaching higher product sales levels.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place and the sales mix in our various markets.  Volume incentives as a percent of net sales revenue increased to 36.7 percent and 36.6 percent for the three and nine months ended September 30, 2013, respectively, compared to 36.3 and 36.2 percent for the same periods in 2012. The increases were primarily due to increases in product purchases that pay a higher sales commission in our NSP Russia, Central and Eastern Europe segment.

Selling, General and Administrative

Selling, general and administrative expenses increased by approximately $1.9 million and $7.9 million to $28.2 million and $87.0 million for the three and nine months ended September 30, 2013, respectively. Selling, general and administrative expenses were 30.4 percent and 30.8 percent of net sales revenue for the three and nine months ended September 30, 2013, respectively, compared to 28.8 percent and 28.5 percent for the same periods in 2012.

Significant increases to selling, general and administrative expenses during the three and nine months ended September 30, 2013, compared to the same period in 2012 included:

•                  $1.2 and $3.8 million of increased compensation and other benefit costs as a result of the Company’s incremental investment in sales, marketing, science and product development personnel and programs to stimulate sales growth and drive profitability;

•                  $0 and $1.4 million of one-time severance costs and the acceleration of stock option expense incurred related to the resignation of our former Chief Executive Officer;

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2013 decreased to expense of $0.3 million and increased to income of $1.5 million, respectively, compared to the same periods in 2012. The increase in other income (expense), net for the nine months ended September 30, 2013 was primarily due to increased foreign exchange rate gains on United States Dollar denominated cash balances held in foreign markets.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended September 30, 2013 and 2012, the Company’s provision for income taxes, as a percentage of income before income taxes was 24.7 percent and 25.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2013 and 2012, the Company’s provision for income taxes, as a percentage of income before income taxes was 31.5 percent and 25.5 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2013 was primarily attributed to foreign tax credit benefits (-12.7 percent), net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-17.4 percent), offset by an increase in tax liabilities associated with uncertain tax positions (18.8 percent).

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

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2013 was primarily attributed to foreign tax credit benefits (-4.3 percent), net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-5.9 percent), offset by an increase in tax liabilities associated with uncertain tax positions (6.4 percent).

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

The Company’s U.S. federal income tax returns for 2009 through 2012 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2006 through 2012. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 through 2011 tax years.

As of September 30, 2013, the Company had accrued $11,486 related to unrecognized tax positions compared with $10,571 as of December 31, 2012. This net increase was primarily attributed to the increase in transfer pricing contingencies, including increases in penalties and interest.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of herbal products, vitamins, mineral and other nutritional supplements, personal care products, and other complementary products for the three and nine months ended September 30, 2013 and 2012, by business segment (in thousands).

	Three Months Ended September 30,
	2013		2012
NSP Americas, Asia Pacific and Europe:
Herbal products	$29,372	58.1%	$28,888	55.8%
Vitamin, mineral and other nutritional supplements	19,102	37.8	20,379	39.4
Personal care products	1,179	2.3	1,560	3.0
Other products	907	1.8	956	1.8
	50,560	100.0%	51,783	100.0%

NSP Russia, Central and Eastern Europe:
Herbal products	$6,656	45.7%	$5,834	44.2%
Vitamin, mineral and other nutritional supplements	6,854	47.0	5,954	45.2
Personal care products	1,016	7.0	1,354	10.3
Other products	51	0.3	45	0.3
	14,577	100.0%	13,187	100.0%

Synergy WorldWide:
Herbal products	$9,520	34.9%	$10,005	38.1%
Vitamin, mineral and other nutritional supplements	15,967	58.4	14,510	55.3
Personal care products	1,471	5.4	1,394	5.3
Other products	363	1.3	353	1.3
	27,321	100.0%	26,262	100.0%

Consolidated:
Herbal Products	$45,548	49.3%	$44,727	49.0%
Vitamin, Mineral and Other Nutritional Supplements	41,923	45.3	40,843	44.8
Personal Care Products	3,666	4.0	4,308	4.7
Other Products	1,321	1.4	1,354	1.5
	$92,458	100.0%	$91,232	100.0%

	Nine Months Ended September 30,
	2013		2012
NSP Americas, Asia Pacific and Europe:
Herbal products	$90,757	57.8%	$89,809	56.4%
Vitamin, mineral and other nutritional supplements	59,672	38.0	61,566	38.7
Personal care products	3,786	2.4	4,861	3.0
Other products	2,898	1.8	3,018	1.9
	157,113	100.0%	159,254	100.0%

NSP Russia, Central and Eastern Europe:
Herbal products	$20,692	45.3%	$18,389	43.8%
Vitamin, mineral and other nutritional supplements	21,337	46.7	18,686	44.5
Personal care products	3,511	7.7	4,775	11.4
Other products	155	0.3	136	0.3
	45,695	100.0%	41,986	100.0%

Synergy WorldWide:
Herbal products	$31,608	39.6%	$29,982	39.5%
Vitamin, mineral and other nutritional supplements	42,725	53.5	40,575	53.5
Personal care products	4,405	5.6	4,020	5.3
Other products	1,066	1.3	1,274	1.7
	79,804	100.0%	75,851	100.0%

Consolidated:
Herbal products	$143,057	50.6%	$138,180	49.9%
Vitamin, mineral and other nutritional supplements	123,734	43.8	120,827	43.6
Personal care products	11,702	4.1	13,656	4.9
Other products	4,119	1.5	4,428	1.6
	$282,612	100.0%	$277,091	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
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

As of September 30, 2013, we had approximately 324,900 active Distributors and customers worldwide who purchase our products directly from the Company. In addition, our products can be purchased directly from our Distributors. A person who joins our independent sales force begins as a Distributor. An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor or by signing up through the Company, where they will then be assigned a Distributor as a sponsor. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. Managers resell our products to Distributors within their sales group or directly to customers, or use the products themselves. As of September 30, 2013, we had approximately 16,900 active independent Managers worldwide. In many of our markets, our Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we accrued during the quarters ended September 30, 2013 and 2012 are set forth in our Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

Our revenue is highly dependent upon the number and productivity of our Managers, Distributors and customers.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of Managers, Distributors and customers.

The following table provides information concerning the number of total Managers, Distributors and customers by segment, as of the dates indicated.

Total Managers, Distributors and Customers by Segment as of September 30,

	2013		2012
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	329,300	8,500	362,200	8,800
NSP Russia, Central and Eastern Europe	257,800	5,200	252,900	5,000
Synergy WorldWide	118,500	3,200	115,900	3,100
	705,600	16,900	731,000	16,900

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated.

Active Distributors and Customers by Segment as of September 30,

	2013	2012
	Distributors & Customers	Distributors & Customers

NSP Americas, Asia Pacific and Europe	153,200	159,600
NSP Russia, Central and Eastern Europe	119,400	112,900
Synergy WorldWide	52,300	53,400
	324,900	325,900

“Active Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated. All of our Managers are active.

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated.

New Managers, Distributors and Customers by Segment for the Quarter Ended September 30,

	2013		2012
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	37,600	900	41,000	1,000
NSP Russia, Central and Eastern Europe	21,500	300	17,600	300
Synergy WorldWide	16,900	600	17,900	500
	76,000	1,800	76,500	1,800

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated.

New Managers, Distributors and Customers by Segment for the Twelve Months Ended September 30,

	2013		2012
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	148,900	3,900	173,000	4,400
NSP Russia, Central and Eastern Europe	86,300	1,600	77,000	1,500
Synergy WorldWide	73,400	1,800	73,600	1,900
	308,600	7,300	323,600	7,800

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2013, working capital was $80.3 million, compared to $83.9 million as of December 31, 2012.  At September 30, 2013, we had $76.6 million in cash and cash equivalents, of which $58.3 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $2.1 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Operating activities	$22,029	$17,324
Investing activities	(4,535)	(2,100)
Financing activities	(18,951)	(2,043)

For the nine months ended September 30, 2013, operating activities provided cash in the amount of $22.0 million compared to $17.3 million for the same period in 2012. Operating cash flows increased due to the timing of payments and receipts for inventories, accounts payable, accrued volume incentives and accrued liabilities, and was partially offset by the timing of payments and receipts for accounts receivable and deferred revenue as well as the decrease in our operating income.  The Company also made income tax payments for the nine months ended September 30, 2013 of $7.1 million compared to $12.7 million for the nine months ended September 30, 2012.

Capital expenditures related to the purchase of equipment, computer systems and software for the nine months ended September 30, 2013 and 2012 were $4.6 million and $5.6 million, respectively.

During the nine months ended September 30, 2013 and 2012, we had cash proceeds of $0.1 and $3.7 million from the sale of available-for-sale investments, respectively. During the same periods, we used cash of $0.3 million and $0.2 million to purchase available-for-sale investments, respectively.

On August 8, 2013, the Company’s Board of Directors declared a special one-time cash dividend of $1.50 per share in addition to its recurring quarterly cash dividend of $0.10 per share payable on August 29, 2013 to shareholders of record as of the close of business on August 19, 2013. The payment of the cash dividend was $25.6 million.

During the nine months ended September 30, 2013 and 2012, we used cash to pay dividends in an aggregate amount of $28.8 million and $1.6 million, respectively.

In addition, the Board of Directors authorized a $10 million share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund the one-time special dividend and share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility. During the three and nine months ended September 30, 2013, the Company repurchased 108 shares of its common stock under the share repurchase program for $1.9 million.  At September 30, 2013, the remaining balance available for repurchases under the program was $8.1 million.

On August 9, 2011, the Company entered into a revolving credit agreement with Wells Fargo Bank, National Association that permits the Company to borrow up to $15 million through August 9, 2014, bearing interest at LIBOR plus 1.25 percent (1.50 percent as of September 30, 2013). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment.

On August 8, 2013, the Company renegotiated the revolving credit agreement with Wells Fargo Bank, N.A. to increase to borrowing limit to $25.0 million and extend the maturity to September 1, 2015.  The Company will pay an annual commitment fee of 0.25 percent on the unused portion of the commitment and LIBOR plus 1.25 percent on any borrowings on the agreement (1.50 percent as of September 30, 2013). The renegotiation of the debt agreement will provide the Company with adequate financing to continue its cash generating operating activities. The Company retains ample capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. As of September 30, 2013, the outstanding balance under the revolving credit agreement was $10.0 million.

In addition, a term loan of $10.0 million was obtained in conjunction with the revolving credit agreement and has a maturity date of August 9, 2014 and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of September 30, 2013). The term loan is collateralized by the Company’s assets at the manufacturing facility in Spanish Fork, Utah.  As of September 30, 2013, the outstanding balance under this term loan was $3.1 million.

During the nine months ended September 30, 2013 and 2012, we used cash to make principal payments of $2.5 million and $2.5 million on our term loan, respectively. During the nine months ended September 30, 2013, we made a draw of $10.0 million on the revolving credit agreement. The term credit facility is secured by the Company’s manufacturing facility in Spanish Fork, Utah.

These loans contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of September 30, 2013, the Company was in compliance with these debt covenants.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of September 30, 2013 and December 31, 2012, we did not consider any of our long-lived assets to be impaired.

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

Foreign Currency Risk

During the nine months ended September 30, 2013, approximately 58.8 percent of our net sales revenue and approximately 55.8 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended September 30, 2013 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$92,458	$(3,380)	(3.7)%	$(4,849)	(5.2)%	$(7,436)	(8.0)%

Cost and expenses
Cost of sales	23,655	(961)	(4.1)%	(1,379)	(5.8)%	(2,115)	(8.9)%
Volume incentives	33,920	(1,259)	(3.7)%	(1,807)	(5.3)%	(2,770)	(8.2)%
Selling, general and administrative	28,170	(833)	(3.0)%	(1,195)	(4.2)%	(1,832)	(6.5)%

Operating income	$6,713	$(327)	(4.9)%	$(468)	(7.0)%	$(719)	(10.7)%

Exchange rate sensitivity for the nine months ended September 30, 2013 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$282,612	$(9,974)	(3.5)%	$(14,310)	(5.1)%	$(21,943)	(7.8)%

Cost and expenses
Cost of sales	70,730	(2,770)	(3.9)%	(3,974)	(5.6)%	(6,094)	(8.6)%
Volume incentives	103,420	(3,726)	(3.6)%	(5,346)	(5.2)%	(8,197)	(7.9)%
Selling, general and administrative	86,996	(2,569)	(3.0)%	(3,686)	(4.2)%	$(5,651)	(6.5)%

Operating income	$21,466	$(909)	(4.2)%	$(1,304)	(6.1)%	$(2,001)	(9.3)%

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

Exchange rate sensitivity of Balance Sheet as of September 30, 2013 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$76,623	$(1,239)	(1.6)%	$(1,688)	(2.2)%	$(2,478)	(3.2)%
Accounts receivable, net	10,908	(403)	(3.7)%	(578)	(5.3)%	(887)	(8.1)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	7,209	(94)	(1.3)%	(135)	(1.9)%	(208)	(2.9)%

Net Financial Instruments Subject to Exchange Rate Risk	$80,322	(1,548)	(1.9)%	(2,131)	(2.7)%	(3,157)	(3.9)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of September 30, 2013, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of September 30, 2013 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of September 30, 2013
Cash and Cash Equivalents
South Korea (Won)	$7,152	1,082.8
Venezuela (Bolivar)	3,502	6.3
European Markets (Euro)	3,131	0.7
Canada (Dollar)	2,793	1.0
Japan (Yen)	2,325	98.3
United Kingdom (Pound Sterling)	1,523	0.6
Colombia (Peso)	1,481	1,911.5
Thailand (Baht)	1,186	31.4
Other	7,555	Varies
Total foreign denominated cash and cash equivalents	30,648
U.S. dollars held by foreign subsidiaries	27,693
Total cash and cash equivalents held by foreign subsidiaries	$58,341

Accounts Receivable
European Markets (Euro)	$1,692	0.7
Other	2,742	Varies
Total accounts receivable held by foreign subsidiaries	$4,434

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

Nine months ended September 30,	2013	2012
Canada (Dollar)	1.0	1.0
European Markets (Euro)	0.8	0.8
Japan (Yen)	96.5	79.3
South Korea (Won)	1,101.0	1,141.8
Mexico (Peso)	12.7	13.2

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the three and nine months ended September 30, 2013, Belarus and Venezuela were considered to be highly inflationary. During the three and nine months ended September 30, 2013, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.1 percent and 2.1 percent of consolidated net sales revenue, respectively. During the three and nine months ended September 30, 2013, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.2 percent and 2.1 percent of consolidated net sales revenue, respectively. With the exceptions of Belarus and Venezuela, there were no other countries considered to have a highly inflationary economy during the three and nine months ended September 30, 2013.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On September 30, 2013, we had investments of $2.1 million of which $0.5 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a two-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 8, 2013, the Board of Directors authorized a $10 million share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund the one-time special dividend and share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility.

The following is a summary of our repurchases of common shares during the three months ended September 30, 2013:

Period	Number of Shares	Average Price Paid per Share	Remaining Balance Available for Repurchases
July 1 — September 30, 2013	108	$18.06	$8,055

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

101

The following financial information from the quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)                                 Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: November 8, 2013	/s/ Gregory L. Probert
Gregory L. Probert, Chairman of the Board and Chief Executive Officer

Date: November 8, 2013	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer