Form 10-K
period 2013-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2014-03-17
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2013 was approximately $260,980,000 based on the closing price of $16.35 as quoted by Nasdaq Capital Market on June 30, 2013.

The number of shares of Common Stock, no par value, outstanding on February 28, 2014 is 16,179,080 shares.

EXPLANATORY NOTES

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2013, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, but include the following:

•             any negative consequences resulting from the economy, including the availability of liquidity to us, our Distributors and our suppliers or the willingness of our customers to purchase products;

•             our relationship with, and our ability to influence the actions of, our Distributors, and other third parties with whom we do business;

•             improper action by our employees or Distributors;

•             negative publicity related to our products or direct selling organization;

•             changing consumer preferences and demands;

•             our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our Distributor relations and operating results;

•             the competitive nature of our business;

•             regulatory matters governing our products, our direct selling program, or the direct selling market in which we operate;

•             legal challenges to our direct selling program;

•             risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third party importers, pricing and currency devaluation risks, especially in countries such as Venezuela and Belarus;

•             uncertainties relating to the application of transfer pricing, duties, value-added taxes, and other tax regulations, and changes thereto;

•             our dependence on increased penetration of existing markets;

•             our reliance on our information technology infrastructure;

•             the sufficiency of trademarks and other intellectual property rights;

•             changes in tax laws, treaties or regulations, or their interpretation;

•             taxation relating to our Distributors;

•             product liability claims;

•             share price volatility related to, among other things, speculative trading.

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

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to Argentina, Australia, Chile, Israel, New Zealand and Norway.

Business Segments

The Company has three business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance. They are divided based on the different characteristics of their Distributor bases, selling and Distributor compensation plans and product formulations, as well as the internal organization of our officers and their responsibilities and business operations. Two business segments operate under the Nature’s Sunshine Products (“NSP”) brand (NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe) and one business segment operates under the Synergy WorldWide brand.

Product Categories

Our line of over 700 products includes several different product classifications, such as immunity, cardiovascular, digestive, personal care, weight management as well as other general health products. We purchase herbs and other raw materials in bulk and, after quality control testing, we formulate, encapsulate, tablet or concentrate them, and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our products in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that our contract manufacturers have complied with our specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immunity, cardiovascular, digestive, personal care and weight management products for the years ended December 31, 2013, 2012, and 2011, by business segment. This table should be read in conjunction with the information presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented (in thousands).

During 2013, we modified the presentation of our product lines internally as we are placing a greater focus on the launch and promotion of key products associated with the product lines presented below. The new presentation will give management greater visibility into the movement and success of key product initiatives.

Year Ended December 31,	2013		2012		2011
NSP Americas, Asia Pacific and Europe:
General health	$88,239	42.6%	$91,994	44.0%	$95,342	44.0%
Immunity	25,187	12.1	25,331	12.1	26,099	12.0
Cardiovascular	14,004	6.8	13,897	6.7	15,095	7.0
Digestive	59,877	28.9	58,127	27.8	62,175	28.7
Personal care	5,543	2.7	6,400	3.1	5,908	2.7
Weight management	14,209	6.9	13,196	6.3	12,293	5.6
Total NSP Americas, Asia Pacific and Europe	207,059	100.0	208,945	100.0	216,912	100.0

NSP Russia, Central and Eastern Europe:
General health	$22,690	36.2%	$20,540	35.5%	$19,448	34.1%
Immunity	7,902	12.6	7,365	12.7	7,558	13.3
Cardiovascular	4,324	6.9	4,367	7.5	5,342	9.3
Digestive	15,693	25.0	14,501	25.1	14,857	26.1
Personal care	8,817	14.0	8,908	15.4	7,848	13.8
Weight management	3,321	5.3	2,172	3.8	1,933	3.4
Total NSP Russia, Central and Eastern Europe	62,747	100.0	57,853	100.0	56,986	100.0

Synergy WorldWide:
General health	$36,723	33.9%	$33,969	33.7%	$29,592	31.5%
Immunity	1,394	1.3	1,104	1.1	802	0.9
Cardiovascular	42,154	38.9	42,696	42.4	41,163	43.8
Digestive	16,897	15.6	14,904	14.8	13,606	14.5
Personal care	7,097	6.6	5,631	5.6	6,674	7.1
Weight management	4,025	3.7	2,366	2.4	2,078	2.2
Total Synergy WorldWide	108,290		100,670		93,915

Consolidated:
General health	$147,652	39.0%	$146,503	39.9%	$144,382	39.3%
Immunity	34,483	9.1	33,800	9.2	34,459	9.4
Cardiovascular	60,482	16.0	60,960	16.6	61,600	16.7
Digestive	92,467	24.5	87,532	23.8	90,638	24.6
Personal care	21,457	5.7	20,939	5.7	20,430	5.6
Weight management	21,555	5.7	17,734	4.8	16,304	4.4
Total Consolidated	$378,096		$367,468		$367,813

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
General health

We manufacture or contract with independent manufacturers to supply a wide selection of general health products. The general health line is a combination of assorted health products related to blood sugar support, bone health, cellular health, cognitive function, essential oils, joint health, mood, sexual health, sleep, sports and energy, and vision.

NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe: Adrenal Support, CurcuminBP, Everflex®, Ionic Minerals, Mind-Max, Nutri-Calm®, Perfect Eyes®, Skeletal Strength®, Super Supplemental Vitamin and Mineral, Super Trio, Tai-Go®, Tei-Fu®, Vitamin B-Complex, Vitamin D3

Synergy WorldWide:

Core Greens®, Mistica®, Noni Plus, NutriBurst, Spirulina Vegi-Cap

Immunity	We manufacture or contract with independent manufacturers to supply immunity products. The immunity line has been designed to offer products that support and strengthen the human immune system.

NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe: ALJ®, Elderberry D3fense, HistaBlock®, Immune Stimulator, Silver Shield, VS-C®

Synergy WorldWide:

BodyGuard, Colostrum

Cardiovascular

We manufacture or contract with independent manufacturers to supply cardiovascular products. The cardiovascular line has been designed to offer products that combine a variety of superior heart health ingredients to give the cardiovascular system optimum support.

NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe: Blood, Pressurex, Co-Q10, Flax Seed Oil, Mega-Chel®, Red Yeast Rice, Super Omega-3 EPA

Synergy WorldWide:

E-9, ProArgi-9 Plus®

Digestive

We manufacture or contract with independent manufacturers to supply digestive products. The disgestive line has been designed to offer products that regulate intestinal and digestive functions in support of the human digestive system.

NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe: Bifidophilus Flora Force®, CleanStart®, Food Enzymes, LBS II®, Liquid Chlorophyll, Milk Thistle, Proactazyme®, Probiotic Eleven®

Synergy WorldWide:

Detox Plus, Liquid Chlorophyll

Personal care

We manufacture or contract with independent manufacturers to supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser.

NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe: EverFlex® Cream , HSN-W®, Pau-D Arco Lotion, Pro-G Yam® Cream, Tei-Fu® Lotion, Vari-Gone®

Synergy WorldWide:

Bright Renewal Serum, Hydrating Toner, 5 in 1 Shampoo, Repair Complex

Weight management	We manufacture or contract with independent manufacturers to supply a variety of weight management products. The weight management	NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe: Fat Grabbers®, Garcinia Combination, Love and Peas,

line has been designed to simplify the weight management process by providing healthy meal replacements and products that increase caloric burn rate.	MetaboMax, Nature’s Harvest, Nutri-Burn®, SmartMeal, Stixated™, Ultra Therm™ Synergy WorldWide: Double Burn, SLMSmart™

Distribution and Selling

Our Managers and Distributors market our products to customers through direct selling techniques, as well as sponsoring other Managers and Distributors. We seek to motivate and provide incentives to our Managers and Distributors by offering high quality products and providing our Managers and Distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Georgia, Ohio and Texas. Many of our international operations maintain warehouse facilities with inventory to supply their Managers, Distributors and customers. However, in foreign markets that we do not maintain warehouse facilities, we have contracted with third-parties to distribute our products and provide support services to our independent sales force of Managers and Distributors.

As of December 31, 2013, we had approximately 334,200 active Distributors and customers worldwide who purchase our products directly from the Company. In addition, our products can be purchased directly from our Distributors. A person who joins our independent sales force begins as a Distributor. An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor or by signing up through the Company, where they will then be assigned a Distributor as a sponsor. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. Managers resell our products to Distributors within their sales group or directly to customers, or use the products themselves. As of December 31, 2013, we had approximately 16,900 active Managers worldwide. In many of our markets, our Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the years ended December 31, 2013, 2012 and 2011, are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

Our revenue is highly dependent upon the number and productivity of our Managers, Distributors and customers.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of Managers, Distributors and customers.

The following table provides information concerning the number of total Managers, Distributors and customers by segment, as of the dates indicated.

Total Managers, Distributors and Customers by Segment as of December 31,

	2013		2012		2011
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific & Europe	328,200	7,900	350,400	8,100	388,400	8,700
NSP Russia, Central and Eastern Europe	260,200	6,000	252,700	5,600	266,200	5,400
Synergy WorldWide	118,500	3,000	118,200	2,900	112,300	2,700
Total	706,900	16,900	721,300	16,600	766,900	16,800

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated.

Active Distributors and Customers by Segment as of December 31,

	2013	2012	2011
	Distributors & Customers	Distributors & Customers	Distributors & Customers

NSP Americas, Asia Pacific & Europe	150,600	153,000	165,600
NSP Russia, Central and Eastern Europe	131,800	125,800	122,800
Synergy WorldWide	51,800	54,600	51,700
Total	334,200	333,400	340,100

“Active Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated. All of our Managers are active.

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated.

New Managers, Distributors and Customers by Segment for the year ended December 31,

	2013		2012		2011
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific & Europe	148,400	3,800	166,400	4,200	185,600	4,800
NSP Russia, Central and Eastern Europe	89,300	1,600	78,000	1,500	74,700	1,700
Synergy WorldWide	71,800	1,900	73,700	1,700	72,000	1,600
Total	309,500	7,300	318,100	7,400	332,300	8,100

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

Seasonality

We operate in many regions around the world and, as a result, are affected by seasonal factors and trends such as weather changes, holidays and cultural traditions and vacation patterns throughout the world.  For instance, in North America and Europe we typically see a decrease in the activity during the third quarter due to the summer vacation season, while we see a decrease in activity in many of our Asia Pacific markets during the first quarter due to cultural events such as the Lunar New Year. As a result, there is some seasonality to our revenues and expense reflected in our reported quarterly results. Generally, reductions in one region of the world due to seasonality are offset by increases in another, minimizing the impact on our reported consolidated revenues. Changes in the relative size of our revenues in one region of the world compared to another could cause seasonality to more significantly affect our reported quarterly results.

Inventories

In order to provide a high level of product availability to our Managers, Distributors and customers, we maintain a considerable inventory of raw materials in the United States and of finished goods in most countries in which we sell our products. Due to different regulatory requirements across the countries in which we sell our products, our finished goods inventories have product labels and sometimes product formulations specific for each country. Our inventories are subject to obsolescence due to finite shelf lives.

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

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and sell brands that are, through advertising and promotions, better known to consumers. We compete in the nutritional and personal care industry against companies that sell through retail stores, as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, vitamin outlets and discount stores including GNC, Whole Foods Market, and mass market retailers, among others. We compete for product sales and Managers and Distributors with many other direct selling companies, including Amway, Herbalife, Pharmanex (NuSkin), Shaklee and USANA, among others. We believe that the principal components of competition in the direct selling of nutritional and personal care products are distributor expertise and service, product quality and differentiation, price and brand recognition. In addition, we rely on our Managers and Distributors to compete effectively in the direct selling markets, and our ability to attract and retain Managers and Distributors depends on various factors, including the recruitment, training, travel and financial incentives for the Managers and Distributors.

Research and Development

We conduct research and development activities at our manufacturing facility located in Spanish Fork, Utah. Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $2.0 million in 2013, $1.5 million in 2012 and $1.6 million in 2011.

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

Regulation

General

In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations and guidance, court decisions and similar constraints (collectively “Regulations”). Such Regulations exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including Regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by Distributors, for which we may be held responsible; (3) our direct selling program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; (5) taxation of our Distributors (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records); and (6) currency exchange and repatriation.

Products

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies. The most active of these is the U.S. Food and Drug Administration (“FDA”), which regulates our products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder. The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been adjusted several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the “NLEA”) and the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”).

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

On June 25, 2007, the FDA published its final rule regulating current good manufacturing practice, for dietary supplements. This final rule became effective on August 24, 2007. The final rule imposes requirements on the manufacture, packaging, labeling, holding, and distribution of dietary supplement products. For example, it requires that companies establish written procedures governing areas such as: (1) personnel, (2) plant and equipment cleanliness, (3) production controls, (4) laboratory operations, (5) packaging and labeling, (6) distribution, (7) product returns, and (8) complaint handling. The FDA also requires identity testing of all incoming dietary ingredients unless a company successfully petitions for an exemption from this testing requirement in accordance with the regulations. The current good manufacturing practices are designed to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products.

In some countries, Regulations applicable to the activities of our Distributors also may affect our business because in some countries we are, or regulators may assert that we are, responsible for our Distributors’ conduct. In these countries, regulators may request or require that we take steps to ensure that our Distributors comply with Regulations. The types of regulated conduct include: (1) representations concerning our products; (2) income representations made by us and/or Distributors; (3) public media advertisements, which in foreign markets may require prior approval by regulators; (4) sales of products in markets in which the products have not been approved, licensed or certified for sale; and (5) classification by government agencies of our Distributors as employees of the Company.

In some markets, it is possible that improper product claims by Distributors could result in our products being reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, we might be required to make labeling changes.

We are unable to predict the nature of any future Regulations, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require: (1) the reformulation of some products not capable of being reformulated; (2) imposition of additional record keeping requirements; (3) expanded documentation of the properties of some products; (4) expanded or different labeling; (5) additional scientific substantiation regarding product ingredients, safety or usefulness; and/or (6) additional Distributor compliance surveillance and enforcement action by us. Any or all of these requirements could have a material adverse effect on our results of operations and financial condition.

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

Direct Selling

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

The FTC, which exercises jurisdiction over the advertising of all of our products in the United States, has in the past several years instituted enforcement actions against several dietary supplement and food companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize, as well as the role of expert endorsers and product clinical studies. We cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future. It is unclear whether the FTC will subject our advertisements to increased surveillance to ensure compliance with the principles set forth in its published advertising guidance.

Transfer Pricing

In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. or local entities and are taxed accordingly. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products.

Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed.

In the event that the audits or assessments are concluded adversely to us, we may or may not be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future.

Other Regulations

We also are subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, we are substantially restricted in the amount and types of rules and termination criteria that we can impose on Distributors without having to pay social security assessments on behalf of the Distributors and without incurring severance obligations to terminated Distributors. In some countries, we may be subject to these obligations in any event.

Our failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general. Assertions that we failed to comply with regulations or the effect of adverse regulations in one market could adversely affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.

Compliance

In order to comply with regulations that apply to both us and our Distributors, we conduct considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses and approvals and bringing our operations into compliance with the applicable limitations. We also research laws applicable to Distributor operations and revise or alter our Distributor manuals and other training materials and programs to provide Distributors with guidelines for operating a business, selling and distributing our products and similar matters, as required by applicable regulations in each market. We are, however, unable to monitor our Distributors effectively to ensure that they refrain from distributing our products in countries where we have not commenced operations, and we do not devote significant resources to this type of monitoring.

In addition, regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when we believe that we and our Distributors are initially in compliance with all applicable regulations, new regulations regularly are being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products or our direct selling program, so that extensive adverse publicity about us, our products or our direct selling program may result in increased regulatory scrutiny.

It is an ongoing part of our business to anticipate and respond to new and changing regulations and to make corresponding changes in our operations to the extent practicable. Although we devote considerable resources to maintaining our compliance with regulatory constraints in each of our markets, we cannot be sure that (1) we would be found to be in full compliance with applicable regulations in all of our markets at any given time or (2) the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance. These assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could have a material adverse effect on us in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, these changes could result in our experiencing a material reduction in sales in the market or determining to exit the market altogether. In this event, we would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets. However, we cannot be sure that this transition would not have an adverse effect on our business and results of operations either in the short or long-term.

International Operations

A significant portion of our net sales are generated within the United States, which represented 40.3 percent, 42.1 percent and 43.4 percent of net sales in 2013, 2012 and 2011, respectively. Outside of the United States, no one country accounted for 10.0 percent or more of net sales revenue in any year in the last three years. As we continue to grow our international business, our operating results will likely become more sensitive to economic and political conditions in foreign markets, as well as to foreign currency fluctuations.  A breakdown of net sales revenue by region in 2013, 2012 and 2011, is set forth below.

(Dollar amounts in thousands)

Year Ended December 31,	2013		2012		2011
Net Sales Revenue:
North America	$179,919	47.6%	$182,138	49.5%	$188,922	51.4%
EMEA	98,299	26.0	88,465	24.1	83,312	22.7
Asia Pacific	62,932	16.6	61,595	16.8	57,857	15.7
Central & South America	36,946	9.8	35,270	9.6	37,722	10.2
	$378,096	100.0%	$367,468	100.0%	$367,813	100.0%

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to Argentina, Australia, Chile, Israel, New Zealand and Norway.

Our international operations are conducted in a manner that we believe is comparable with our U.S. operations; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences often exist in the products that we sell and in our distribution and selling programs.

Our international operations are subject to many of the same risks faced by our U.S. operations, including competition and the strength of the local economy. In addition, our international operations are subject to certain risks inherent in doing business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls, effective management and support services by contracted third-parties and the economic and political policies of foreign governments. The significance of these risks will increase as we grow our international operations.

We have international operations in Belarus and Venezuela, which are both considered to be highly inflationary economies.  Information regarding our long-lived assets by region for each of our last two fiscal years is set forth in Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Executive Officers

On October 2, 2013, we announced that Gregory L. Probert was appointed to his current position as Chief Executive Officer, effective October 1, 2013. He had previously been appointed by our Board of Directors as the Interim Chief Executive Officer of the Company, effective April 1, 2013, following the resignation of our previous Chief Executive Officer, and as Executive Chairman of the Board, effective January 1, 2013. In 2013, Richard D. Strulson joined the Company as Executive Vice President, General Counsel and Chief Compliance Officer, and Matthew L. Tripp joined the Company as Chief Scientific Officer. The Company’s executive officers, as of the date of this report, are as follows:

Name	Age	Position	Served in Position Since
Gregory L. Probert	57	Chief Executive Officer and Chairman of the Board of Directors	2013
D. Wynne Roberts	59	President and Chief Operating Officer	2012
Steve Bunker	55	Executive Vice President, Chief Financial Officer and Treasurer	2006
Richard D. Strulson	45	Executive Vice President, General Counsel and Chief Compliance Officer	2013
Matthew L. Tripp	62	Chief Scientific Officer	2013

Gregory L. Probert.  Mr. Probert has served as Chief Executive Officer since October 1, 2013. He had previously been appointed by our Board of Directors as the Interim Chief Executive Officer of the Company, effective April 1, 2013, following the resignation of our former Chief Executive Officer, and as Executive Chairman of the Board, effective January 1, 2013. He served as the Executive Vice Chairman of the Board of Directors from June 2011 to December 2012 and as an independent consultant to the Company from September 2010 to June 2011. Previously, he was Chairman of the Board and Chief Executive Officer of Penta Water Company from 2008, President and Chief Operating Officer of Herbalife International of America, Inc. from 2003 to 2008, and Chief Executive Officer of DMX Music from 2001 to 2003. Prior to that, he held various senior positions at The Walt Disney Company from 1988. Mr. Probert received his B.A. from the University of Southern California in 1979.  Mr. Probert brings to our Board significant direct selling experience as well as extensive leadership and operational management skills in global consumer-oriented businesses, which strengthens the Board’s aptitude in these key areas.

D. Wynne Roberts.  Mr. Roberts is the President and Chief Operating Officer of our Company. Prior to his appointment in February 2012, he served as Chairman of the Board for LifeCare Corporation, a Romanian direct selling company from May 2010. Previously, he was Senior Vice President, EMEA (Europe, Middle East and Africa) at Herbalife Europe Limited from 2005, President, International of DMX Music Corporation from 2002, and held senior international executive positions at XE Systems Incorporated (a subsidiary of Xerox Corp.) from 1998 and NCR Corporation from 1984. He is a citizen of the U.K., and received his L.L.B., with honors, from the University of Manchester in 1975.

Steve Bunker.  Mr. Bunker is the Executive Vice President, Chief Financial Officer and Treasurer of our Company. Prior to his appointment in March 2006, he served as Vice President of Finance and Treasurer of Geneva Steel Holdings Corporation from 2001. Previously, he was Corporate Controller of Geneva Steel Corporation from 1990. Mr. Bunker is a Certified Public Accountant, and worked for Arthur Andersen for six years. Mr. Bunker received his B.A. in Accounting from Brigham Young University in 1983 and his Masters of Accountancy from Brigham Young University in 1984.

Richard D. Strulson.  Mr. Strulson is the Executive Vice President, General Counsel and Chief Compliance Officer of our Company. Prior to his appointment in November 2013, he served as Senior Vice President, Chief Privacy Officer, and Counsel, of Herbalife International of America, Inc., one of the world’s largest direct selling companies. From 1998 to 2004, he served in a variety of senior legal counsel positions for The Walt Disney Company and FOX Cable Networks, where he was responsible for negotiating media rights and licensing agreements. Prior to his internal legal counsel positions, Mr. Strulson was a corporate attorney in Los Angeles with Latham and Watkins from 1995 to 1998 and clerked for Chief Justice E. Norman Veasey of the Delaware Supreme Court from 1994 to 1995. Mr. Strulson received a Doctor of Jurisprudence and Masters of Business Administration from Duke University in 1994, and a B.A. in Foreign Affairs and Economics from the University of Virginia in 1990.

Matthew L. Tripp.  Dr. Tripp is the Chief Scientific Officer of our Company. Prior to his appointment in May 2013, Dr. Tripp served as Vice President, Research and Development, at Metagenics, a leading developer, manufacturer and distributor of dietary supplements and medical foods sold through health care practitioners in the U.S. and pharmacies abroad from 2000. He also concurrently served as Senior Vice President, Research and Development, at KinDex Therapeutics, a biotechnology company created by Metagenics. Dr. Tripp received his Ph.D. from Washington State University in Physiology/Microbial Genetics/Microbiology; an M.A. in Microbial Physiology/Bacterial Genetics and a B.S. in Biology both from Western Michigan University.

Employees

We employed 1,010 individuals as of December 31, 2013. We believe that our relations with our employees are satisfactory.

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

Changes in laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets.

Direct selling systems are frequently subject to laws and regulations by various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive practices and to ensure that sales are made to consumers of the products, and that compensation, recognition and advancement within the selling organization are based upon sales of the products. Failure to comply with these laws and regulations could result in significant penalties. Violations could result from misconduct by an associate, ambiguity in statutes, changes or new laws and regulations affecting our business and court-related decisions. Furthermore, we may be restricted or prohibited from using direct selling plans in some foreign countries. In addition, changes in existing laws or additional regulations could make it difficult to register or sell our products in the countries in which we operate. For example, in Peru, changes in local regulations have restricted our ability to sell a majority of our key products in this market through our traditional direct selling business model. In response to this change in regulations, we are currently selling our products through a wholesale channel.

Our products, business practices and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of our major product groups are subject to regulation by numerous domestic and foreign governmental agencies and authorities. These include the FDA, the FTC, the CPSC, the EPA, the USDA and state regulatory agencies as well as regulatory agencies in the foreign markets in which we operate. These markets have varied regulations which often require us to reformulate products for specific markets, conform product labeling to market regulations and register or qualify products or obtain necessary approvals with the applicable governmental authorities in order to market our products in these markets. Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, limits on advertising, consumer redress, divestitures of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these regulations could result in substantial financial or other penalties. Any action against us could materially affect our ability to successfully market our products.

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

We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the anti-bribery laws of other jurisdictions. The Company expends significant resources to monitor FCPA compliance by its employees and representatives.  Nevertheless, a finding of FCPA noncompliance could subject the Company to, among other things, penalties and legal expenses, as well as reputational harm, which could have a material adverse effect on its business, financial condition and results of operations.

If we are unable to attract and retain Distributors, our business could suffer.

We rely on our Distributors to market and sell our products through direct selling techniques, as well as sponsoring other Distributors. Many Distributors sell our products on a part-time basis to friends or associates or use the products for themselves. Our Distributors may terminate their service at any time, and, like most direct selling companies, we experience high turnover among Distributors from year to year. As a result, we need to continue to retain existing Distributors and recruit additional Distributors in order to maintain and/or increase sales in the future.

Several factors affect our ability to attract and retain Distributors, including:

•                  any adverse publicity regarding us, our products, our distribution channels or our competitors;

•                  on-going motivation of our Distributors;

•                  the public’s perceptions about the value and efficacy of our products;

•                  the public’s perceptions and acceptance of direct selling;

•                  general and economic business conditions;

•                  government regulations;

•                  changes to our compensation arrangements, training and support for our Distributors; and

•                  competition in recruiting and retaining Distributors and/or market saturation.

We cannot provide any assurance that our Distributors will continue to maintain their current levels of productivity, or that we will be able to continue to attract and retain Distributors in sufficient numbers to sustain future growth or to maintain present sales levels.

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

In 2013, we recognized approximately 59.7 percent of our revenue in markets outside the United States, the majority of which was recognized in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because a majority of our sales are in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings have in the past been, and are likely to continue to be, significantly affected by fluctuations in currency exchange rates, with net sales revenue and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. These fluctuations had a generally negative effect on our revenue in 2013 and 2012, compared to 2011, when we experienced an increase in our global net sales as a result of the U.S. dollar weakening against most major currencies.  As our operations grow in countries where foreign currency transactions are made, our operating results will increasingly be subject to the risks of exchange rate fluctuations, and we may not be able to accurately estimate the impact of these changes on our future results of operations or financial condition.

Some of the markets in which we operate may become highly inflationary.

Inflation is another risk associated with our international operations. For example, Venezuela has been designated as highly inflationary economy under generally accepted accounting principles in the United States (“U.S. GAAP”). Accordingly, the U.S. dollar became the functional currency for our subsidiary in Venezuela. All gains and losses resulting from the re-measurement of its financial statements and other transactional foreign exchange gains and losses are reflected in its earnings, which could result in volatility within the Company’s earnings, rather than as a component of comprehensive income within shareholders’ equity.

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

For example, as of December 31, 2013, we had approximately $3.9 million in cash denominated in Venezuelan bolivar fuertes (“bolivar”). Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control agency for our subsidiary in Venezuela to obtain U.S. dollars at an official exchange rate to pay for imported products or to repatriate dividends back to the Company. On February 12, 2013, the Venezuelan government announced the devaluation of the bolivar, which resulted in an official exchange rate of 6.3.  However, the Company has been unsuccessful in obtaining U.S. dollars at the official exchange rate and it remains uncertain when the Company’s applications will be approved to complete exchange transactions in the future. No assurances can be given that we will continue to receive such approval, or that other markets in which we operate will not enact similar restrictions.

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

Our ability to attract and retain Distributors, as well as their ability to maintain or grow sales in the future, can be affected by either adverse publicity or negative public perception with regard to our industry, our competition, our direct selling model, the quality or efficacy of nutritional product supplements and ingredients, and our business generally. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that it would not have an adverse or material negative impact on our financial position, results of operations or cash flows.

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

We collect and remit value-added taxes and sales taxes in jurisdictions and states in which we have determined that nexus exists.  Other states may, from time to time, claim we have state-related activities constituting a sufficient nexus to require such collection.

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

In order to provide a high level of product availability to our Distributors and customers, we maintain a considerable inventory of raw materials in the United States and of finished goods in most countries in which we sell our products. Our inventories of both raw materials and finished goods have finite shelf lives. If we overestimate the demand for our products, we could experience significant write-downs of our inventory due to obsolescence. Such write-downs could have a material negative impact on our financial position, results of operations or cash flows.

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

In 2013, we began to significantly reinvest in information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. However, the unsuccessful implementation or failure of this ERP program could disrupt or adversely affect our business operations.

The Company could incur obligations relating to the activities of our Distributors and contracted third-parties.

We sell our products worldwide to a sales force of Distributors who use the products themselves or resell them to other Distributors or consumers. In addition, in certain foreign markets, we contract with third-parties to distribute our product and provide support services to our independent sales force of Managers and Distributors. Distributors and contracted third-parties are not employees and operate their own business separate and apart from the Company, and we may not be able to control aspects of their activities that may impact our business. In addition, if local laws and regulations or the interpretation of locals laws and regulations change and require us to treat our Distributors as employees, or if our Distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment related taxes and penalties. Our Distributors also operate in jurisdictions where local legislation and governmental agencies require us to collect and remit taxes such as sales tax or value-added taxes. In addition, there is the possibility that some jurisdictions could seek to hold the Company responsible for false product claims or the negligent actions of a Distributor.

To date, the Company has had no such occurrences.  If the Company were found to be responsible for any of these issues related to our Distributors, it could have a material negative impact on our financial position, results of operations or cash flows.

If our Distributors fail to comply with labeling laws, then our financial condition and operating results would be harmed.

Although the physical labeling of our products is not within the control of our Distributors, our Distributors must nevertheless advertise our products in compliance with the extensive regulations that exist in certain jurisdictions, such as the United States, which considers product advertising to be labeling for regulatory purposes. Our products are sold principally as dietary supplements and cosmetics and are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made for our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train our Distributors and attempt to monitor our Distributors’ marketing materials, we cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If our Distributors fail to comply with these restrictions, then we and our Distributors could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our Distributors in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held vicariously liable for the actions of our Distributors.

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

Our business operates in an industry with numerous manufacturers, distributors and retailers of nutritional products. The market for our products is intensely competitive. Many of our competitors are significantly larger, have greater financial resources, and have better name recognition than we do. We also rely on our Distributors to market and sell our products through direct selling techniques, as well as sponsoring other Distributors. Our ability to compete with other direct selling companies depends greatly on our ability to attract and retain our Distributors. In addition, we currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. As a result, we may have difficulty differentiating our products from our competitors’ product and other competing products that enter the nutritional market. There can be no assurance that our future operations would not be harmed as a result of changing market conditions and future competition.

Our share price has been and may continue to be volatile.

The market price of our common shares is subject to significant fluctuations in response to variations in our quarterly operating results.  Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, market perception or our industry, the activities of our Managers, Distributors and customers, and the level of perceived growth in the industry in which we participate, general trends in the markets for our products, general economic, business and political conditions in the countries and regions in which we conduct our business, currency exchange issues in our foreign markets, changes in government regulation affecting our business, political issues and conflicts, many of which are not within our control.

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

We manufacture approximately 80 percent of the products sold to our customers at our Spanish Fork, Utah location. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Spanish Fork and our distribution facilities throughout the country. Our manufacturing facilities and distribution facilities are subject to the risk of catastrophic loss due to, among other things, fire, flood, terrorism or other natural or man-made disasters, as well as occurrence of significant equipment failures. If any of these facilities were to experience a catastrophic loss, it would be expected to disrupt our operations and could result in personal injury or property damage, damage relationships with our customers or result in large expenses to repair or replace the facilities or systems, as well as result in other liabilities and adverse impacts.

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

Failure of third party support could negatively impact our sales revenue and profitability.

We have contracted with third-parties in several of our key markets to distribute our product and provide support services to our independent sales force of Managers and Distributors. We rely on these third parties to perform various required administrative functions in support of our Managers and Distributors. Any failure of these third parties in this regard could result in the disruption of our business in these markets and adversely affect revenue and profitability.

Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our Distributor relationships and product sales and harm our financial condition and operating results.

Our business is subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and react to these changes, and we may not react in a timely or commercially appropriate manner to such changes. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our Distributor relationships and cause the loss of sales. If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition and operating results.

If we fail to further penetrate existing markets and expand our business into new markets, then the growth in sales of our products, along with our operating results, could be negatively impacted.

The success of our business is to a large extent contingent on our ability to further penetrate existing markets and to enter into new markets. Our ability to further penetrate existing markets or to expand our business into additional countries, to the extent we believe that we have identified attractive geographic expansion opportunities in the future, is subject to numerous factors, many of which are out of our control.

In addition, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity or consumers willing to purchase our products. Moreover, our growth will depend upon improved training and other activities that enhance Distributor retention in our markets. While we have recently experienced significant growth in certain of our markets, we cannot make assurances that such growth levels will continue in the immediate or long term future. Furthermore, our efforts to support growth in such international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our more developed markets, such as the U.S. Therefore, we cannot make assurances that our general efforts to increase our market penetration and Distributor retention in existing markets will be successful. If we are unable to continue to expand into new markets or further penetrate existing markets, our operating results could suffer.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are located in Lehi, Utah, and consist of approximately 66,000 square feet. These facilities are leased from an unaffiliated third party through a lease agreement which expires in 2017.

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

We lease properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and distribution warehouses in the majority of the countries in which we do business. We believe these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs. During 2013, 2012 and 2011, we incurred approximately $6.1 million, $6.1 million and $6.2 million, respectively, for all of our leased facilities in lease expense.

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

Since late 2007, the Company has administered its sales in Belarus, Georgia, Kazakhstan, Moldova, Mongolia, Russia and Ukraine (the “Territories”) through an International Reseller Agreement (“Reseller Agreement”) with a third party general dealer (the “General Dealer”) based in Russia. The General Dealer administers the marketing and distribution of the Company’s products in the Territories.  The Reseller Agreement has a one-year term, which has been renewed annually by the parties, and is set to expire on November 1, 2014.  As a part of its services, the General Dealer provides certain discounts (the “Discounts”) to its network of dealers related to the costs associated with transporting the Company’s products from the General Dealer to the dealers.  In July 2013, the General Dealer began to withhold the amount of these Discounts from the funds remitted each month to the Company for the sale of the products, claiming that it is entitled to reimbursement for these costs under the Reseller Agreement.  These withholdings have averaged approximately $0.3 million per month and totaled approximately $2.0 million at December 31, 2013.  The Company disagrees with the General Dealer’s interpretation of the Reseller Agreement and disputes any and all of the General Dealer’s reimbursement claims. While the parties have attempted to negotiate a resolution to the dispute, they have been unable to resolve the matter and the Company now plans to submit a claim for payment of the withheld funds to binding arbitration in the United Kingdom, pursuant to the terms of the Reseller Agreement.  Notwithstanding the annual renewals of the Reseller Agreement, the General Dealer may seek reimbursement of Discounts with respect to the periods prior to July 2013, which would total approximately $22.0 million.  The Company believes the General Dealer’s claims are meritless and the Company intends to pursue its claims against the General Dealer.

The General Dealer is the Company’s sole general dealer in the Territories and the Company currently does not have in place any other third party or Company infrastructure capable of immediately assuming the General Dealer’s marketing and distribution obligations. Although the Company plans to continue to operate under the Reseller Agreement through the expiration of its term and is currently negotiating an extension, if the Company’s relationship with the General Dealer deteriorates or if the General Dealer ceases to provide such services in the Territories, the Company will need to identify, engage and train a new general dealer, establish its own marketing and distribution operations in the Territories, or create a hybrid model.  Any such cessation of service and subsequent transition to another third party provider, or the establishment of its own distribution operations, could result in disruption to the Company’s business in the Territories, which could have an adverse effect on the Company’s business and results of operations.  The Company is committed to its Managers and Distributors in the Territories and is actively working to ensure that they will be supported going forward.

Other Litigation

The Company is party to various legal proceedings in several foreign jurisdictions related to value-added tax assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, the Company cannot at this time estimate the loss, if any, and therefore no provision for losses has been provided.  The Company believes that future payments related to these matters could range from $0 to approximately $0.9 million.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock is traded on the NASDAQ Global Market (symbol “NATR”).

The following table summarizes the quarterly high and low market prices of our common stock for the years ended December 31, 2013 and 2012:

	Market Prices
2013	High	Low
First Quarter	$15.96	$13.30
Second Quarter	$17.45	$13.60
Third Quarter	$20.15	$16.40
Fourth Quarter	$19.92	$16.41

	Market Prices
2012	High	Low
First Quarter	$18.00	$13.61
Second Quarter	$16.36	$12.66
Third Quarter	$17.19	$13.63
Fourth Quarter	$18.39	$12.91

The approximate number of shareholders of record of our common shares as of February 28, 2014, was 830. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None.

Dividends

There were 840 shareholders of record as of December 31, 2013.

On March 6, 2013, the Company’s Board of Directors declared a cash dividend of $0.10 per common share in an aggregate amount of $1.6 million that was paid on March 28, 2013, to shareholders of record on March 18, 2013. On May 8, 2013, the Company’s Board of Directors declared a cash dividend of $0.10 per common share in an aggregate amount of $1.6 million that was paid on May 30, 2013 to shareholders of record on May 20, 2013. On August 8, 2013, the Company’s Board of Directors declared a special one-time cash dividend of $1.50 per common share in addition to the Company’s recurring quarterly dividend of $0.10 per common share that was paid on August 29, 2013, to shareholders of record on August 19, 2013. The amount of the cash dividend paid to shareholders was $25.6 million. On November 6, 2013, the Company’s Board of Directors declared a cash dividend of $0.10 per common share in an aggregate amount of $1.6 million that was paid on November 29, 2013, to shareholders of record on November 19, 2013.

The declaration of future dividends is subject to the discretion of the Company’s Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding the Company’s equity compensation plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,955,556	$12.59	403,864

(1)         Consists of two plans:  The Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”) and the Nature’s Sunshine Products, Inc. 2009 Stock Incentive Plan (the “2009 Incentive Plan”). The 2012 Incentive Plan was approved by shareholders on August 1, 2012. The 2009 Incentive Plan was approved by shareholders on November 6, 2009. The terms of these plans are summarized in Note 10, “Capital Transactions”, of the Notes to Consolidated Financial Statements in Item 8, Part 2 of this report.

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2008, along with the composite prices of companies listed on the NASDAQ Stock Market and our peer group. Standard & Poor’s Investment Services has provided us with this information. The comparisons in the graph are required by regulations of the SEC, and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies in our peer group are Herbalife International, Ltd., NuSkin Enterprises, Inc. and USANA Health Sciences, Inc. We consider these companies to be our peer group as they have similar product lines and distribution techniques when compared to our business.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Nature’s Sunshine Products, Inc.	$100.00	$140.00	$147.21	$254.43	$239.72	$318.77
NASDAQ Index	100.00	145.32	171.50	170.08	199.76	279.90
Peer Group	100.00	191.68	282.08	415.38	296.05	861.14

Item 6. Selected Financial Data

The selected financial data presented below is summarized from our results of consolidated operations for each of the five years in the period ended December 31, 2013, as well as selected consolidated balance sheet data as of December 31, 2013, 2012, 2011, 2010 and 2009.

(Dollar and Share Amounts in Thousands, Except for Per Share Information and Other Information)

Consolidated Statement of Operations Data

	Year Ended December 31,
	2013	2012	2011	2010	2009

Net sales revenue	$378,096	$367,468	$367,813	$349,918	$342,111
Cost of sales	(94,814)	(93,324)	(89,409)	(89,264)	(88,093)
Gross profit	283,282	274,144	278,404	260,654	254,018

Operating expenses:
Volume incentives	138,482	133,267	133,883	130,367	126,105
Selling, general and administrative	120,743	106,861	109,606	119,024	115,480
Contract termination costs	—	—	14,750	—	—
Operating income	24,057	34,016	20,165	11,263	12,433
Other income, net	1,596	1,480	1,847	2,727	2,331
Income before income taxes	25,653	35,496	22,012	13,990	14,764
Provision for income taxes	8,044	10,116	4,411	5,521	8,210
Net income from continuing operations	17,609	25,380	17,601	8,469	6,554
Loss from discontinued operations	—	—	—	(9,702)	(439)
Net income (loss)	$17,609	$25,380	$17,601	$(1,233)	$6,115

Consolidated Balance Sheet Data

	December 31,
	2013	2012	2011	2010	2009

Cash and cash equivalents	$77,247	$79,241	$58,969	$47,604	$35,538
Working capital	80,025	83,943	57,305	41,370	33,523
Inventories	41,910	43,280	41,611	36,235	40,623
Property, plant and equipment, net	32,022	27,950	25,137	27,391	28,757
Total assets	199,612	193,919	175,811	159,415	156,139
Long-term liabilities	25,784	16,893	20,575	25,865	31,175
Total shareholders’ equity	105,259	115,636	87,438	68,382	57,095

Summary Cash Flow Information

	December 31,
	2013	2012	2011	2010	2009

Operating activities	$29,378	$26,651	$3,908	$16,150	$927
Investing activities	(8,564)	(2,989)	(1,679)	(5,909)	(297)
Financing activities	(21,331)	(3,133)	9,588	132	(776)

Common Share Summary

	December 31,
	2013	2012	2011	2010	2009

Cash dividend per share (1)	$1.90	$0.15	$—	$—	$0.05
Basic and diluted earnings per share
Basic weighted average number of shares	15,997	15,648	15,550	15,515	15,510
Diluted weighted average number of shares	16,390	15,987	15,695	15,605	15,512
Basic
Net income from continuing operations	$1.10	$1.62	$1.13	$0.55	$0.42
Loss from discontinued operations	$—	$—	$—	$(0.63)	$(0.03)
Net income (loss)	$1.10	$1.62	$1.13	$(0.08)	$0.39
Diluted
Net income from continuing operations	$1.07	$1.59	$1.12	$0.54	$0.42
Loss from discontinued operations	$—	$—	$—	$(0.62)	$(0.03)
Net income (loss)	$1.07	$1.59	$1.12	$(0.08)	$0.39

(1) — 2013 includes a one-time cash dividend of $1.50 per share paid on August 29, 2013.

Other Information

	December 31,
	2013	2012	2011	2010	2009

Square footage of property in use	771,439	768,513	763,389	750,390	750,610
Number of employees	1,010	995	1,003	1,073	1,191

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

OVERVIEW

Our Business, Industry and Target Market

Nature’s Sunshine Products, Inc., together with its subsidiaries, is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of Managers and Distributors who use the products themselves or resell them to other Distributors or customers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies.

The Company has three business segments that are divided based on the different characteristics of their Distributor bases, selling and Distributor compensation plans and product formulations, as well as the internal organization of our officers and their responsibilities and business operations.  Two business segments operate under the Nature’s Sunshine Products brand (NSP Americas, Asia Pacific and Europe and NSP Russia, Central and Eastern Europe), and one operates under the Synergy WorldWide brand.

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to Argentina, Australia, Chile, Israel, New Zealand and Norway.

In 2013, we experienced an increase in our consolidated net sales of 2.9 percent (or 3.7 percent in local currencies). NSP Russia, Central and Eastern Europe net sales increased approximately 8.5 percent (or 8.4 percent in local currencies) compared to the same period in 2012. Synergy WorldWide net sales increased approximately 7.6 percent (or 8.0 percent in local currencies) compared to the same period in 2012. NSP Americas, Asia Pacific and Europe net sales decreased approximately 0.9 percent compared to the same period in 2012. However, in local currencies, net sales in NSP Americas, Asia Pacific and Europe increased approximately 0.3 percent. Our most significant sales revenue growth was from our NSP Russia, Central and Eastern Europe, Mexico and Venezuela markets and in the Synergy Europe and South Korea markets during 2013. Gains in these markets were partially offset by decreases in our NSP and Synergy Japan and NSP and Synergy North American markets.

Net sales revenue excluding the impact of foreign currency exchange qualifies as a non-GAAP financial measure under U.S. GAAP. We believe that this non-GAAP financial measure more accurately represents the financial performance of the Company to management and investors comparing period over period results in a consistent manner.

Selling, general and administrative costs as a percentage of net sales revenue for 2013 increased to 31.8 percent from 29.1 percent in the prior year primarily as a result of the Company’s incremental investment in sales, marketing, science and product development personnel and programs to stimulate sales growth and drive profitability.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors, some of whom also consume our products. Typically a person who joins our independent sales force begins as a Distributor. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. On a worldwide basis, active Managers were approximately 16,900 and 16,600 and active Distributors and customers were approximately 334,200 and 333,400 at December 31, 2013 and 2012, respectively.

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

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed. The amount of the volume incentive is determined based upon the amount of qualifying purchases in a given month. It is necessary for the Company to make estimates about the timing of when merchandise has been delivered. These estimates are based upon the Company’s historical experience related to time in transit, timing of when shipments occurred and shipping volumes. Amounts received for undelivered merchandise are recorded as deferred revenue.

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

A reserve for product returns is recorded based upon historical experience.  The Company allows Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of the Company’s markets, the requirements to return product are more restrictive.  Sales returns for the years 2013, 2012 and 2011, were $1.5 million, $2.2 million and $0.6 million, respectively. The increase in sales returns for year ended December 31, 2012 was due to unusally high product returns during the first quarter of 2012, related to a specific promotion in the Synergy Japan market. Product returns were not related to product quality and have since returned to normally lower return rates.

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

For equity securities, when assessing whether a decline in fair value below the Company’s cost basis is other-than-temporary, we consider the fair market value of the security, the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and our intent and ability to hold the investment for a sufficient time in order to enable recovery of our cost. New information and the passage of time can change these judgments. Where we have determined that we lack the intent and ability to hold an equity security to its expected recovery, the security’s decline in fair value is deemed to be other-than-temporary and is recorded within earnings as an impairment loss.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. We did not consider any of our long-lived assets to be impaired during the years ended December 31, 2013, 2012 or 2011.

Incentive Trip Accrual

We accrue for expenses associated with our direct sales program, which rewards Managers and Distributors with paid attendance for incentive trips, including Company conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued incentive trip costs of approximately $5.8 million and $4.6 million at December 31, 2013 and 2012, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 12, “Commitment and Contingencies”, of the Notes to Consolidated Financial Statements, in Item 8, Part 2 of this report.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the Company’s consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by the Company when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2013 and 2012, we had recorded valuation allowances of $11.3 million and $8.1 million, respectively, as offsets to our net deferred tax assets.

As of December 31, 2013, we had foreign income tax net operating loss carryforwards of $5.6 million, which will expire at various dates from 2014 through 2023. As of December 31, 2013, the Company had approximately $4.1 million of foreign tax and withholding credits, most of which expire in 2020.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

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

Volume incentives are a significant part of our direct sales program, and represent commission payments made to our Managers and Distributors. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our various operations.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Net sales revenue	100.0%	100.0%	100.0%
Cost of sales	(25.1)	(25.4)	(24.3)
Gross profit	74.9	74.6	75.7

Operating expenses:
Volume incentives	36.6	36.2	36.4
Selling, general and administrative	31.9	29.1	29.8
Contract termination costs	—	—	4.0

Operating income	6.4	9.3	5.5

Other income:
Interest and other income, net	0.2	0.4	0.4
Interest expense	(0.1)	(0.1)	—
Foreign exchange gains, net	0.3	0.1	0.1
	0.4	0.4	0.5

Income before provision for income taxes	6.8	9.7	6.0
Provision for income taxes	2.1	2.8	1.2

Net income	4.7%	6.9%	4.8%

Year Ended December 31, 2013, as Compared to the Year Ended December 31, 2012

Net Sales Revenue

The following table summarizes the changes in our net sales revenue by operating segment for the fiscal years ended December 31, 2013 and 2012.

	Net Sales Revenue by Operating Segment
	2013	2012	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$151,261	$153,108	(1.2)%	$(397)	(0.9)%
NSP Latin America	48,525	45,756	6.1	(1,406)	9.1
NSP Other	7,273	10,081	(27.9)	(789)	(20.0)
	207,059	208,945	(0.9)	(2,592)	0.3

NSP Russia, Central and Eastern Europe	$62,747	$57,853	8.5%	$18	8.4%

Synergy WorldWide:
Synergy North America	$17,079	$18,544	(7.9)%	$—	(7.9)%
Synergy Asia Pacific	59,605	55,548	7.3	(1,453)	9.9
Synergy Europe	31,606	26,578	18.9	1,002	15.2
	108,290	100,670	7.6	(451)	8.0

	$378,096	$367,468	2.9%	$(3,025)	3.7%

Consolidated net sales revenue for the year ended December 31, 2013, was $378.1 million compared to $367.5 million in 2012, an increase of approximately 2.9 percent. We experienced a $3.0 million unfavorable impact in foreign currency exchange rate fluctuation in 2013, and our consolidated net sales revenue would have increased by 3.7 percent from 2012, but for such negative impact. The increase in net sales revenue for the year ended December 31, 2013 compared to the same period in 2012 is primarily due to an increase of net sales in our NSP Russia, Central and Eastern Europe and Synergy WorldWide segments and was partially offset by a decline of net sales in our NSP Americas, Asia Pacific and Europe segment.

NSP Americas, Asia Pacific and Europe

Net sales revenue related to NSP Americas, Asia Pacific and Europe for the year ended December 31, 2013, was $207.1 million compared to $208.9 million for the same period in 2012, a decrease of 0.9 percent. Fluctuation in foreign exchange rates had a $2.6 million unfavorable impact on net sales for the year ended December 31, 2013, and net sales revenue would have increased by 0.3 percent excluding this negative impact. Active Managers within NSP Americas, Asia Pacific and Europe totaled approximately 7,900 and 8,100 at December 31, 2013 and 2012, respectively. Active Distributors and customers within NSP Americas, Asia Pacific and Europe totaled approximately 150,600 and 153,000 at December 31, 2013 and 2012, respectively. Managers and Distributors within NSP Americas, Asia Pacific and Europe are predominantly practitioners, retailers and consumers of our products. Segment net sales revenue and the number of Distributors and customers decreased primarily due to lower sales in Japan and the United States and were partially offset by increased sales in Mexico and Venezuela. The Active Managers category includes Managers under our various compensation plans that have achieved and maintained certain product sales levels. As such, all Managers are considered to be active Managers. The Active Distributors and customers category includes our Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas, Asia Pacific and Europe:

In the United States, net sales revenues decreased approximately $1.0 million, or 0.8 percent, for the year ended December 31, 2013, compared to the same period in 2012. While we continue to see improvement in some key sequential business metrics, we have not yet returned to prior year levels. We continue efforts to stabilize the U.S. business through targeted investment in sales and marketing personnel, training, the launch of new products (including the strengthening of our weight management category), sales programs and incentive programs.

In Venezuela, net sales revenues increased approximately $1.6 million, or 24.5 percent, for the year ended December 31, 2013, compared to the same period in 2012. In local currency, net sales increased 44.3 percent, compared to the same period in 2012. Due to Venezuela’s highly inflationary currency, fluctuations in foreign exchange rates had a $1.3 million unfavorable impact on net sales for the year ended December 31, 2013, respectively. The increase in local currency net sales is due to price increases designed to offset the inflationary environment in addition to an increased Manager and Distributor activity.

In Mexico, net sales revenues increased approximately $1.1 million, or 10.4 percent, for the year ended December 31, 2013, compared to the same period in 2012. In local currency, net sales increased 7.1 percent, compared to the same period in 2012. Fluctuations in foreign exchange rates had a $0.4 million favorable impact on net sales for the year ended December 31, 2013. Investment in local sales and marketing initiatives, including hiring a new General Manager for the market who started on April 1, 2013, resulted in a return to growth in net sales revenues in 2013. We opened a new sales center in Mexico City, launched a new energy drink and weight management program into the market in September and invested in sales incentives and promotions, all of which contributed to greater Manager and Distributor activity.

In Japan, net sales revenues decreased approximately $2.7 million, or 45.0 percent, for the year ended December 31, 2013, respectively, compared to the same period in 2012. In local currency, net sales decreased 32.8 percent compared to the same period in 2012. Fluctuations in foreign exchange rates had a $0.7 million unfavorable impact on net sales for the year ended December 31, 2013, respectively. Due to the continued challenges in returning the market to growth, we made the decision to merge the NSP business with the Synergy Japan business to create one unified approach with a common product offering and business opportunity model. The combined businesses began operating as Synergy Japan in January 2014, providing a greater opportunity for a return to profitable growth.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, and Belarus) for the year ended December 31, 2013, was $62.7 million, compared to $57.9 million for the same period in 2012, an increase of 8.5 percent. In local currency, net sales increased 8.4 percent compared to the same period in 2012. Fluctuations in foreign exchange rates had a nominally favorable impact on net sales for the year ended December 31, 2013.  Active Managers within NSP Russia, Central and Eastern Europe totaled approximately 6,000 and 5,600 at December 31, 2013 and 2012, respectively. Active Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 131,800 and 125,800 at December 31, 2013 and 2012, respectively. NSP Russia, Central and Eastern Europe’s business model is more oriented to a direct selling approach than that of NSP Americas, Asia Pacific and Europe. Net sales increased year-over-year for the fifth consecutive quarter as a result of improved recruiting, Distributor leadership engagement, Distributor recognition, promotion and training and the enhanced focus afforded by the corporate organizational realignment during 2012. In addition, we launched a new weight management program at our annual regional convention in September 2013.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the year ended December 31, 2013, of $108.3 million, compared to $100.7 million for the same period in 2012, an increase of 7.6 percent. Fluctuations in foreign exchange rates had a $0.5 million unfavorable impact on net sales for the year ended December 31, 2013, and net sales revenue would have increased by 8.0 percent from 2012 excluding the negative impact, respectively.  Active Managers within Synergy WorldWide totaled approximately 3,000 and 2,900 at December 31, 2013 and 2012, respectively. Active Distributors and customers within Synergy WorldWide totaled approximately 51,800 and 54,600 at December 31, 2013 and 2012, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach. Synergy WorldWide reported a growth of net sales revenue with the increase primarily due to performance in Europe and South Korea, partially offset by lower net sales in Japan and North America.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales revenues increased approximately $6.2 million, or 22.1 percent, for the year ended December 31, 2013, compared to the same period in 2012. In local currency, net sales increased 18.8 percent for the year ended December 31, 2013, compared to the same period in 2012.  Fluctuations in foreign exchange rates had a $0.9 million favorable impact on net sales for the year ended December 31, 2013. During the year, promotions and incentives programs were implemented to support and enhance Distributor activity ahead of the Synergy WorldWide global summit held in South Korea in late September. During that event, the SLMsmart weight-management program was launched, which further contributed to the sustained growth through the end of the year.

In Europe, net sales revenues increased approximately $5.0 million, or 18.9 percent, for the year ended December 31, 2013, compared to the same period in 2012. In local currency, net sales increased 15.2 percent compared to the same period in 2012. Fluctuations in foreign exchange rates had a $1.0 million favorable impact on net sales for the year ended December 31, 2013. Strong

Distributor leadership in recruiting and training efforts continues to effectively build our Distributor base thereby driving increased market penetration, supported by our investment in strengthening our sales and marketing organization across the region. In addition, the opening of the Poland market and the successful resolution of temporary shipping restrictions imposed by the Norwegian Food Authority, which had adversely impacted net sales in the fourth quarter of 2012, had a favorable impact on 2013 net sales.

In Japan, net sales revenues decreased approximately $2.1 million, or 19.6 percent, for the year ended December 31, 2013, compared to the same period in 2012.  In local currency, net sales decreased 1.8 percent for the year ended December 31, 2013, compared to the same period in 2012. Fluctuations in foreign exchange rates had a $1.9 million unfavorable impact on net sales for the year ended December 31, 2013. New products and programs introduced and implemented to stimulate activity had a positive impact in the second half of 2013. In addition, as referenced above, in order to provide a more stable platform for growth, we made the decision to combine the NSP Japan and Synergy Japan businesses, and operate as a single entity from January 2014 forward.

In North America, net sales revenues decreased approximately $1.5 million, or 7.9 percent, for the year ended December 31, 2013, compared to the same period in 2012. The lack of recruiting, retention and training efforts have been the primary drivers for this decrease. Upcoming growth initiatives are being developed to effectively support recruiting, retention and training activity.

Further information related to our business segments is set forth in Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue improved to 25.1 percent in 2013, compared to 25.4 percent in 2012.

Volume Incentives

Volume incentives are a significant part of our direct selling program, and represent commission payments made to our Managers and Distributors. These payments are designed to provide incentives for reaching higher product sales levels.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place and the sales mix in our various markets.  Volume incentives as a percent of net sales revenue increased to 36.6 percent in 2013, compared to 36.2 percent in 2012. The increase was primarily due to net sales increases in markets that pay a higher sales commission in our NSP Russia, Central and Eastern Europe and Synergy WorldWide segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $13.9 million to $120.7 million for the year ended December 31, 2013. Selling, general and administrative expenses were 31.9 percent of net sales revenue for the year ended December 31, 2013, compared to 29.1 percent for the same period in 2012.

Significant increases to selling, general and administrative expenses during 2013 compared to the same period in 2012 included:

•                  $6.0 million of increased compensation and other benefit costs as a result of the Company’s incremental investment in sales, marketing, science and product development personnel and programs to stimulate sales growth and drive profitability globally; and

•                  $2.2 million of increased investments in Distributor conventions, meetings and incentive trips.

In addition, the increases in selling, general and administrative included the following one-time expenses:

•                  $1.4 million of one-time severance costs and the acceleration of stock option expense incurred related to the resignation of our former Chief Executive Officer;

•                  $1.3 million of one-time costs related to a five-year customs audit assessment in our Synergy South Korea market; and

•                  $1.1 million of one-time restructuring costs in certain markets.

Other Income, Net

Other income of $1.6 million, net for the year ended December 31, 2013, remained relatively consistent compared to the same period in 2012.

Income Taxes

Our effective income tax rate was 31.4 percent for 2013, compared to 28.5 percent for 2012. The effective rate for 2013 differed from the federal statutory rate of 35.0 percent primarily due to the following:

(i)

Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 15.9 percentage points in 2013. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits, foreign tax rate differentials and adjustments relating to outside basis calculations under applicable U.S. GAAP.

(ii)

Adjustments to valuation allowances increased the effective rate by 9.3 percent in 2013. Included were increases to domestic valuation allowances on capital loss carryforwards, as well as the effect of valuation allowances of foreign deferred tax assets.

(iii)

Changes in the unrecognized tax benefits increased the effective tax rate by 8.4 percent in 2013. These net gains and losses were recorded for financial reporting purposes, but were excluded from the calculation of taxable income.

(iv)

A 4.4 percent rate reduction resulting from cumulative favorable adjustments related to foreign operations. These adjustments relate to items that are expensed for tax purposes but not for book purposes.

Adjustments relating to the U.S. impact of foreign operations decreased the effective tax rate by 15.9 percentage points in 2013, and decreased the effective tax rate by 2.1 percentage points in 2012. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits and adjustments relating to the unremitted earnings calculations under applicable U.S. GAAP. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2013	2012
Dividends received from foreign subsidiaries	29.2%	4.5%
Foreign tax credits	(34.1)	(4.0)
Foreign tax rate differentials	(10.6)	(2.3)
Unremitted earnings	(0.4)	(0.3)
Total	(15.9)%	(2.1)%

From 2012 to 2013, the changes in components of the U.S. tax impact of foreign operations were significant. The primary reason the dividends received from foreign subsidiaries and the foreign tax credits changed by such a large amount was due to an increase in repatriation of foreign earnings to the U.S. from 2012 to 2013.

Changes to the effective rate due to dividends received from foreign subsidiaries, impact of foreign tax credits, foreign tax rate differentials and unremitted earnings calculation are expected to be recurring; however, depending on various factors, the changes may be favorable or unfavorable for a particular period. Given the large number of jurisdictions in which the Company does business and the number of factors that can impact effective tax rates in any given year, this rate is likely to reflect significant fluctuations from year-to-year.

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

Consolidated net sales revenue for the year ended December 31, 2012, was $367.5 million compared to $367.8 million in 2011, a decrease of approximately 0.1 percent. We experienced a $4.1 million unfavorable impact in foreign currency exchange rate fluctuation in 2012, and our consolidated net sales revenue would have increased slightly from 2011 but for such negative impact. The decrease in net sales revenue for the year ended December 31, 2012, compared to the same period in 2011 is primarily due to a decline of net sales in our NSP Americas, Asia Pacific and Europe segment and was partially offset by improvements of net sales in our NSP Russia, Central and Eastern Europe and Synergy WorldWide segments.

NSP Americas, Asia Pacific and Europe

Net sales revenue related to NSP Americas, Asia Pacific and Europe for the year ended December 31, 2012, was $208.9 million compared to $216.9 million for the same period in 2011, a decrease of 3.7 percent. Fluctuation in foreign exchange rates had a $0.8 million unfavorable impact on net sales for the year ended December 31, 2012. Active Managers within NSP Americas, Asia Pacific and Europe totaled approximately 8,100 and 8,700 at December 31, 2012 and 2011, respectively. Active Distributors and customers within NSP Americas, Asia Pacific and Europe totaled approximately 153,000 and 165,600 at December 31, 2012 and 2011, respectively. Managers and Distributors within NSP Americas, Asia Pacific and Europe are predominantly practitioners of nutritional supplement therapies and retailers and consumers of our products. Segment net sales revenue and the number of Managers, Distributors and customers decreased primarily due to lower recruiting in the NSP United States and Mexico markets and a change in operating model in the NSP Peru market in response to changing local regulations.

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

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (Russia, the Ukraine, Belarus and several other Eastern European nations) for the year ended December 31, 2012, was $57.9 million compared to $57.0 million for the same period in 2011, an increase of 1.5 percent. In local currency, net sales increased 1.6 percent, respectively, compared to the same period in 2011. Fluctuations in foreign exchange rates had a $0.1 million unfavorable impact on net sales for the periods. The Russian markets continue to build on the momentum as a result of improved Manager and Distributor recruiting efforts and Distributor engagement. Active Managers within NSP Russia, Central and Eastern Europe totaled approximately 5,600 and 5,400 at December 31, 2012 and 2011, respectively. Active Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 125,800 and 122,800 at December 31, 2012 and 2011, respectively. NSP Russia, Central and Eastern Europe’s business model is more oriented to a direct selling approach.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the year ended December 31, 2012, of $100.7 million, compared to $93.9 million for the same period in 2011, an increase of 7.2 percent. In local currencies, net sales increased 10.6 percent for the year ended December 31, 2012, compared to the same period in 2011. Fluctuations in foreign exchange rates had a $3.2 million unfavorable impact on net sales for the year ended December 31, 2012. Active Managers within Synergy WorldWide totaled approximately 2,900 and 2,700 at December 31, 2012 and 2011, respectively. Active Distributors and customers within Synergy WorldWide totaled approximately 54,600 and 51,700 at December 31, 2012 and 2011, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach.

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

Further information related to our business segments is set forth in Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

Volume Incentives

Volume incentives are a significant part of our direct sales program, and represent commission payments made to our Managers and Distributors. These payments are designed to provide incentives for reaching higher product sales levels and for recruiting additional Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place and the sales mix in our various markets.  Volume incentives as a percent of net sales revenue decreased to 36.2 percent in 2012, compared to 36.4 percent in 2011.

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

•                  $0.9 million of decreased administrative costs due to U.S. convention, incentive trips and promotion costs;

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

SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables presents the Company’s unaudited summary of quarterly operations during 2013 and 2012 for each of three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales revenue	$96,479	$93,675	$92,458	$95,484
Cost of sales	(24,445)	(22,630)	(23,655)	(24,084)
Gross profit	72,034	71,045	68,803	71,400

Volume incentives	34,975	34,525	33,920	35,062
Selling, general and administrative	30,117	28,709	28,170	33,747
Operating income	6,942	7,811	6,713	2,591
Other income (expense)	330	1,482	(269)	53
Income before income taxes	7,272	9,293	6,444	2,644
Tax provision	2,408	3,241	1,594	801
Net income	$4,864	$6,052	$4,850	$1,843

Basic and diluted net income per common share

Basic:
Net income per common share	$0.31	$0.38	$0.30	$0.11

Diluted:
Net income per common share	$0.30	$0.38	$0.29	$0.11

Dividends declared per common share	$0.10	$0.10	$1.60	$0.10

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales revenue	$92,868	$92,991	$91,232	$90,377
Cost of sales	(23,729)	(22,610)	(23,144)	(23,841)
Gross profit	69,139	70,381	68,088	66,536

Volume incentives	33,581	33,540	33,155	32,991
Selling, general and administrative	26,384	26,530	26,228	27,719
Operating income	9,174	10,311	8,705	5,826
Other income (expense)	(110)	165	(214)	1,639
Income before income taxes	9,064	10,476	8,491	7,465
Tax provision	1,836	3,190	2,121	2,969
Net income	$7,228	$7,286	$6,370	$4,496

Basic and diluted net income per common share

Basic:
Net income per common share	$0.46	$0.47	$0.41	$0.28

Diluted:
Net income per common share	$0.46	$0.46	$0.40	$0.28

Dividends declared per common share	$—	$0.05	$0.05	$0.05

Basic and diluted income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of December 31, 2013, working capital was $80.0 million, compared to $83.9 million as of December 31, 2012.  At December 31, 2013, we had $77.2 million in cash and cash equivalents, of which $63.0 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $2.0 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Operating activities	$29,378	$26,651	$3,908
Investing activities	(8,564)	(2,989)	(1,679)
Financing activities	(21,331)	(3,133)	9,588

For the year ended December 31, 2013, operating activities provided cash in the amount of $29.4 million compared to $26.7 million for the same period in 2012. Operating cash flows increased due to the timing of payments and receipts for inventories, accrued volume incentives, accrued liabilities, income tax payable and the liability related to unrecognized tax benefits, and was partially offset by the timing of payments and receipts for accounts receivable, prepaid expenses, accounts payable, and deferred revenue as well as the decrease in our operating income.

For the year ended December 31, 2012, we generated cash from operating activities of $26.7 million compared to $3.9 million in 2011. Operating cash flow increased primarily due to the fact that we made payments of $21.7 million related to the NutriPlus settlement in 2011 that were not made in 2012.

Capital expenditures related to the purchase of equipment, computer systems and software for the years ended December 31, 2013, 2012 and 2011 were $8.4 million, $6.6 million and $2.4 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by mid-2016.

During the years ended December 31, 2013, 2012 and 2011, we used cash to purchase available-for-sale investments of $0.4 million, $0.2 million and $7.0 million, respectively, and had cash proceeds of $0.2 million, $3.8 million and $7.7 million for 2013, 2012 and 2011, respectively, from the sale of such investments.

During the years ended December 31, 2013 and 2012, we used cash to pay dividends in an aggregate amount of $30.4 million and $2.3 million, respectively. On August 8, 2013, the Company’s Board of Directors declared a special one-time cash dividend of $1.50 per share, for an aggregate special dividend of $24.0 million, in addition to its recurring quarterly cash dividend of $0.10 per share payable on August 29, 2013, to shareholders of record as of the close of business on August 19, 2013.

In addition, the Board of Directors authorized a $10 million share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund the one-time special dividend and share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility. During the year ended December 31, 2013, the Company repurchased 140,331 shares of its common stock under the share repurchase program for $2.5 million.  At December 31, 2013, the remaining balance available for repurchases under the program was $7.5 million.

On August 9, 2011, the Company entered into a revolving credit agreement with Wells Fargo Bank, National Association that permits the Company to borrow up to $15 million through August 9, 2014, bearing interest at LIBOR plus 1.25 percent (1.50 percent as of December 31, 2013). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment.

On August 8, 2013, the Company renegotiated the revolving credit agreement with Wells Fargo Bank, N.A. to increase the borrowing limit to $25.0 million and extend the maturity to September 1, 2015.  The Company will pay an annual commitment fee of 0.25 percent on the unused portion of the commitment and LIBOR plus 1.25 percent on any borrowings on the agreement (1.50 percent as of December 31, 2013). The renegotiation of the debt agreement will provide the Company with adequate financing to continue its cash generating operating activities. The Company borrowed $10.0 million under this credit line in August 2013 for general business purposes. The Company retains ample capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. As of December 31, 2013, the outstanding balance under the revolving credit agreement was $15.0 million.

In addition, on August 9, 2011, a term loan of $10.0 million was obtained in conjunction with the revolving credit agreement and has a maturity date of August 9, 2014 and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of December 31, 2013). The term loan is collateralized by the Company’s assets at the manufacturing facility in Spanish Fork, Utah.  As of December 31, 2013, the outstanding balance under this term loan was $2.3 million.

During the years ended December 31, 2013 and 2012, we used cash to make principal payments of $3.4 million and $3.6 million on our term loan, respectively. During the year ended December 31, 2013, we made a draw of $10.0 million on the revolving credit agreement. The term credit facility is secured by the Company’s manufacturing facility in Spanish Fork, Utah.

These loans contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of December 31, 2013, the Company was in compliance with these debt covenants.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$15,434	$4,841	$6,105	$4,035	$453
Purchase obligations(1)	43	43	—	—	—
Self-insurance reserves(2)	526	526	—	—	—
Other long-term liabilities reflected on the balance sheet(3)	971	—	—	—	971
Unrecognized tax benefits(4)	—	—	—	—	—
Long-term debt(5)	2,267	2,267	—	—	—
Revolving credit facility(6)	10,000	—	10,000	—	—
Interest on long-term debt(7)	167	103	64	—	—
Capital commitments(8)	6,478	3,134	3,344	—	—
Total	$35,886	$10,914	$19,513	$4,035	$1,424

(1)                                 Purchase obligations include non-cancelable purchase agreements for both botanical and non-botanical raw materials related to our forecasted 2014 production estimates, as well as related packaging materials.

(2)                                At December 31, 2013, there were $2.8 million of liabilities. The Company retains a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the Company’s consolidated balance sheet. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with the product liability obligations, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.

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

(4)                                 At December 31, 2013, there were $12.4 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.

(5)                                 The long-term debt is due in monthly installments of approximately $0.3 million, including interest, and is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah and has a maturity date of August 9, 2014, and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of December 31, 2013).

(6)                                 The Company entered into a revolving credit agreement with Wells Fargo Bank, National Association that permits the Company to borrow up to $25 million through September 1, 2015, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2013, the Company had $15 million available under this facility.

(7)                                 The interest on the long-term debt is based upon LIBOR plus 1.25 percent (1.50 percent as of December 31, 2013).

(8)                                 In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by mid-2016.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2013, 2012 and 2011, the aggregate amounts of these payments were $1.5 million, $1.3 million and $8.4 million, respectively.

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

Foreign Currency Risk

During the year ended December 31, 2013, approximately 59.7 percent of our net sales revenue and approximately 56.7 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part II, Item 7 of this report.

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

Exchange rate sensitivity for the year ended December 31, 2013 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$378,096	$(13,528)	(3.6)%	$(19,410)	(5.1)%	$(29,761)	(7.9)%

Cost and expenses
Cost of sales	94,814	(3,719)	(3.9)%	(5,336)	(5.6)%	(8,181)	(8.6)%
Volume incentives	138,482	(5,021)	(3.6)%	(7,204)	(5.2)%	(11,047)	(8.0)%
Selling, general and administrative	120,743	(3,644)	(3.0)%	(5,228)	(4.3)%	(8,016)	(6.7)%

Operating income	$24,057	$(1,144)	(4.8)%	$(1,642)	(6.8)%	$(2,517)	(10.5)%

Certain of our operations, including Russia and the Ukraine, are served by a U.S. subsidiary through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within our financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of our products and the purchasing power of our Managers, Distributors and customers within these markets.

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

Exchange Rate Sensitivity of Balance Sheet as of December 31, 2013 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$77,247	$(2,101)	(2.7)%	$(3,271)	(4.2)%	$(5,331)	(6.9)%
Accounts receivable, net	10,206	(257)	(2.5)%	(368)	(3.6)%	(565)	(5.5)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,664	(122)	(2.2)%	(175)	(3.1)%	(268)	(4.7)%

Net Financial Instruments Subject to Exchange Rate Risk	$81,789	$(2,236)	(2.8)%	$(3,464)	(4.4)%	$(5,628)	(7.1)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2013, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of December 31, 2013 (dollar amounts in thousands)

		At Spot Exchange Rate per
	Translated into	One U.S. Dollar as of
	U.S. Dollars	December 31, 2013
Cash and Cash Equivalents
European Markets (Euro)	$5,324	0.7
South Korea (Won)	5,246	1,063.3
Venezuela (Bolivar)	3,910	6.3
Japan (Yen)	2,519	105.2
United Kingdom (Pound Sterling)	2,466	0.6
Colombia (Peso)	1,705	1,927.7
Thailand (Baht)	1,120	32.9
Canada (Dollar)	1,087	1.1
Other	6,283	Varies
Total foreign dominated cash and cash equivalents	$29,660
U.S. dollars held by foreign subsidiaries	$33,352
Total cash and cash equivalents held by foreign subsidiaries	$63,012

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

Year ended December 31,	2013	2012	2011
Canada (Dollar)	1.0	1.0	1.0
European Markets (Euro)	0.8	0.8	0.7
Japan (Yen)	97.4	79.8	79.7
South Korea (Won)	1,098.3	1,129.6	1,108.6
Mexico (Peso)	12.8	13.2	12.4

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the periods ended December 31, 2013, 2012 and 2011, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.2 percent, 1.8 percent and 1.4 percent of consolidated net sales revenue, respectively. During the periods ended December 31, 2013, 2012 and 2011, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.1 percent, 1.8 percent and 1.6 percent of consolidated net sales revenue, respectively. With the exceptions of Venezuela and Belarus, there were no other countries considered to have a highly inflationary economy during the periods ended December 31, 2013, 2012 and 2011.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On December 31, 2013, we had investments of $2.0 million of which $0.4 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a two-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 17, 2014

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

As of December 31,	2013	2012
Assets
Current assets:
Cash and cash equivalents	$77,247	$79,241
Accounts receivable, net of allowance for doubtful accounts of $1,087 and $631, respectively	10,206	9,614
Investments available for sale	2,006	2,071
Inventories	41,910	43,280
Deferred income tax assets	5,711	5,307
Prepaid expenses and other	11,514	5,820
Total current assets	148,594	145,333

Property, plant and equipment, net	32,022	27,950
Investment securities - trading	971	1,276
Intangible assets, net	853	1,002
Deferred income tax assets	9,928	11,516
Other assets	7,244	6,842
	$199,612	$193,919

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,664	$6,226
Accrued volume incentives	19,206	18,130
Accrued liabilities	34,893	27,302
Deferred revenue	4,173	4,311
Current installments of long-term debt and revolving credit facility	2,267	3,350
Income taxes payable	2,366	2,071
Total current liabilities	68,569	61,390

Liability related to unrecognized tax benefits	12,402	10,571
Long-term debt and revolving credit facility	10,000	2,270
Deferred compensation payable	971	1,276
Other liabilities	2,411	2,776
Total long-term liabilities	25,784	16,893

Commitments and Contingencies

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 16,179 and 15,810 shares issued and outstanding as of December 31, 2013 and 2012, respectively	83,122	77,292
Retained earnings	36,100	48,910
Accumulated other comprehensive loss	(13,963)	(10,566)
Total shareholders’ equity	105,259	115,636
	$199,612	$193,919

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

Year Ended December 31,	2013	2012	2011
Net sales revenue	$378,096	$367,468	$367,813
Cost of sales	(94,814)	(93,324)	(89,409)
Gross profit	283,282	274,144	278,404

Operating expenses:
Volume incentives	138,482	133,267	133,883
Selling, general and administrative	120,743	106,861	109,606
Contract termination costs	—	—	14,750
Operating income	24,057	34,016	20,165
Other income:
Interest and other income, net	573	1,368	1,470
Interest expense	(231)	(178)	(89)
Foreign exchange gains, net	1,254	290	466
	1,596	1,480	1,847
Income before provision for income taxes	25,653	35,496	22,012
Provision for income taxes	8,044	10,116	4,411
Net income	$17,609	$25,380	$17,601

Basic and diluted net income per common share

Basic:
Net income	$1.10	$1.62	$1.13

Diluted:
Net income	$1.07	$1.59	$1.12

Weighted average basic common shares outstanding	15,997	15,648	15,550
Weighted average diluted common shares outstanding	16,390	15,987	15,695

Dividends declared per common share	$1.90	$0.15	$—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

Year Ended December 31,	2013	2012	2011

Net income	$17,609	$25,380	$17,601
Foreign currency translation loss (net of tax)	(3,480)	(522)	(2,397)
Net unrealized gains (losses) on investment securities (net of tax)	83	25	(24)
Total comprehensive income	$14,212	$24,883	$15,180

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Value	Earnings	Income (Loss)	Total
Balance at January 1, 2011	15,533	$67,752	$8,278	$(7,648)	$68,382
Share-based compensation expense	—	3,478	—	—	3,478
Proceeds from the exercise of stock options	36	398	—	—	398
Net income	—	—	17,601	—	17,601
Other comprehensive income	—	—	—	(2,421)	(2,421)
Balance at December 31, 2011	15,569	71,628	25,879	(10,069)	87,438
Share-based compensation expense	—	2,878	—	—	2,878
Tax benefit from exercise of stock options	—	378	—	—	378
Proceeds from the exercise of stock options	241	2,408	—	—	2,408
Cash dividends (0.15 per share)	—	—	(2,349)	—	(2,349)
Net income	—	—	25,380	—	25,380
Other comprehensive loss	—	—	—	(497)	(497)
Balance at December 31, 2012	15,810	77,292	48,910	(10,566)	115,636
Share-based compensation expense	—	3,389	—	—	3,389
Tax benefit from exercise of stock options	—	653	—	—	653
Proceeds from the exercise of stock options	509	4,334	—	—	4,334
Repurchase of common stock	(140)	(2,546)	—	—	(2,546)
Cash dividends (1.90 per share)	—	—	(30,419)	—	(30,419)
Net income	—	—	17,609	—	17,609
Other comprehensive loss	—	—	—	(3,397)	(3,397)
Balance at December 31, 2013	16,179	$83,122	$36,100	$(13,963)	$105,259

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

Year Ended December 31,	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,609	$25,380	$17,601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	535	45	(133)
Depreciation and amortization	4,466	4,078	4,362
Tax benefit from stock option exercise	(653)	(378)	—
Share-based compensation expense	3,389	2,878	3,478
(Gain) loss on sale of property and equipment	(128)	85	224
Deferred income taxes	1,092	4,270	(5,073)
Amortization of bond discount	1	9	9
Purchase of trading investment securities	(88)	(92)	(102)
Proceeds from sale of trading investment securities	510	354	438
Realized and unrealized gains on investments	(122)	(90)	(44)
Foreign exchange gains	(1,254)	(290)	(466)
Changes in assets and liabilities:
Accounts receivable	(1,358)	266	(3,742)
Inventories	838	(1,466)	(5,566)
Prepaid expenses and other	(5,728)	(1,155)	1,032
Other assets	(303)	(193)	2,986
Accounts payable	(552)	77	1,316
Accrued volume incentives	1,286	(1,279)	805
Accrued liabilities	7,379	(1,289)	(6,152)
Deferred revenue	(138)	1,708	(782)
Income taxes payable	1,071	(6,259)	5,009
Liability related to unrecognized tax positions	1,831	145	(10,943)
Deferred compensation payable	(305)	(153)	(349)
Net cash provided by operating activities	29,378	26,651	3,908
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,570)	(6,629)	(2,419)
Purchases of investments available for sale	(442)	(174)	(6,968)
Proceeds from sale/maturities of investments available for sale	200	3,789	7,697
Proceeds from sale of property, plant and equipment	248	25	11
Net cash used in investing activities	(8,564)	(2,989)	(1,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(30,419)	(2,349)	—
Borrowings on long-term debt and revolving credit facility	10,000	—	10,000
Principal payments of long-term debt and revolving credit facility	(3,353)	(3,570)	(810)
Tax benefit from stock option exercise	653	378	—
Proceeds from exercise of stock options	4,334	2,408	398
Repurchase of common stock	(2,546)	—	—
Net cash provided by (used in) financing activities	(21,331)	(3,133)	9,588
Effect of exchange rates on cash and cash equivalents	(1,477)	(257)	(452)
Net increase (decrease) in cash and cash equivalents	(1,994)	20,272	11,365
Cash and cash equivalents at beginning of the year	79,241	58,969	47,604
Cash and cash equivalents at end of the year	$77,247	$79,241	$58,969

Year Ended December 31,	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,278	$12,960	$6,570
Cash paid for interest	128	128	36
Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$155	$169	$19

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share information)

NOTE 1: NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Nature’s Sunshine Products, Inc., together with its subsidiaries (hereinafter referred to collectively as the “Company”), is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah and sells its products to a sales force of Managers and Distributors who use the products themselves or resell them to other Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, the Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. The Company also exports its products to Argentina, Australia, Chile, Israel, New Zealand and Norway.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. At December 31, 2013 and 2012, substantially all of the Company’s subsidiaries were wholly owned. The Company operates a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

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

Currency restrictions enacted by the government of Venezuela require approval from the government’s currency control agency (“CADIVI”) in order for the Company’s subsidiary in Venezuela to obtain U.S. dollars at the official exchange rate to pay for imported products or to repatriate dividends back to the Company. Prior to January 1, 2010, the market rate, which is substantially lower than the official rate, was available to obtain U.S. dollars or other currencies without approval of the CADIVI. In 2013, the CADIVI established a new official exchange rate of 6.3 bolivars per U.S. dollar, and mandated that entities domiciled in Venezuela must formerly apply and be approved by the CADIVI to obtain U.S. dollars or U.S. dollar denominated securities through banking institutions approved by the government at the official CADIVI exchange rate of 6.3. On a daily basis, the CADIVI will determine how many U.S. dollars will be sold and which previously approved companies are authorized to buy. Subsequently, the Venezuela Central Bank will pay the foreign entities directly to limit the amount of U.S. dollars available within Venezuela.

The Company re-measures its results in Venezuela at the official CADIVI rate, which was approximately 6.3 bolivars per U.S. dollar as of December 31, 2013. However, since the further devaluation of the bolivar to 6.3, the Company has been unsuccessful in obtaining U.S. dollars at the official CADIVI exchange rate and it remains uncertain when the Company’s applications will be approved to complete exchange transactions in the future.

In addition to the further devaluation of the bolivar in 2013, the CADIVI enacted a new currency exchange mechanism, the Complementary System for Foreign Currency Administration (“SICAD”), to replace the System for Foreign Currency Denominated Securities (“SITME”) which was enacted in 2010 to end the trading of currency at the market rate.  Under SICAD, the Company will be able to obtain U.S. dollars at a higher unofficial exchange rate determined by the CADIVI. The Company is currently monitoring the SICAD exchange mechanism and the potential for exchange transactions should the Company’s applications to exchange at the official CADIVI rate of 6.3 be unsuccessful.

During 2013, 2012 and 2011, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.2 percent, 1.8 percent and 1.4 percent of consolidated net sales revenue, respectively.  As of December 31, 2013 and 2012, the Company’s Venezuelan subsidiary held cash and cash equivalents of $3,922 and $1,748, respectively.  At this time, the Company is not able to reasonably estimate the future state of exchange controls in Venezuela and its availability of U.S. dollars at the official CADIVI exchange rate.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

Since June 30, 2012, Belarus has been designated as a highly inflationary economy. The U.S. dollar is the Company’s functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of the Company’s Distributors in this market has diminished. During the periods ended December 31, 2013, 2012 and 2011, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.1 percent, 1.8 percent and 1.6 percent of consolidated net sales revenue, respectively.

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

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Distributors, and receivables from Distributors in foreign markets.  Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future.  However, due to the geographic dispersion of credit card and Distributor receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2013 and 2012. Although receivables from Distributors can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

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

Regardless of the Company’s intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

For equity securities, when assessing whether a decline in fair value below the Company’s cost basis is other-than-temporary, the Company considers the fair market value of the security, the length of time and extent to which market value has been less than cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a sufficient time in order to enable recovery of the cost. New information and the passage of time can change these judgments. Where the Company has determined that it lacks the intent and ability to hold an equity security to its expected recovery, the security’s decline in fair value is deemed to be other-than-temporary and is recorded within earnings as an impairment loss.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt. Other than investments, which are carried at fair value, and long-term debt, the carrying values of these financial instruments approximate their fair values due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the year ended December 31, 2013 and 2012, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for buildings range from 20 to 50 years; building improvements range from 7 to 10 years; machinery and equipment range from 2 to 10 years; computer software and hardware range from 3 to 10 years; and furniture and fixtures range from 2 to 5 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred and major improvements are capitalized.

Intangible Assets

Intangible assets consist of purchased product formulations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 9 to 15 years. Intangible assets, net of accumulated amortization, totaled $853 and $1,002 at December 31, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. The Company did not consider any of its long-lived assets to be impaired during the years ended December 31, 2013, 2012 or 2011.

Incentive Trip Accrual

The Company accrues for expenses associated with its direct sales program, which rewards Managers and Distributors with paid attendance for incentive trips, including Company conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. The Company has accrued convention and meeting costs of $5,784 and $4,624 at December 31, 2013 and 2012, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Foreign Currency Translation

The local currency of the foreign subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies or where the Company’s operations are served by a U.S. based subsidiary (for example Belarus, Russia and the Ukraine). The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors.  Belarus and Venezuela were considered to be highly inflationary as noted above. With the exception of Belarus and Venezuela, there were no countries considered to have a highly inflationary economy during 2013, 2012 or 2011.

Revenue Recognition

Net sales revenue and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed. The amount of the volume incentive is determined based upon the amount of qualifying purchases in a given month. It is necessary for the Company to make estimates about the timing of when merchandise has been delivered. These estimates are based upon the Company’s historical experience related to time in transit, timing of when shipments occurred and shipping volumes. Amounts received for undelivered merchandise are recorded as deferred revenue.

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

A reserve for product returns is recorded based upon historical experience.  The Company allows Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of the Company’s markets, the requirements to return product are more restrictive.  Sales returns for the years 2013, 2012 and 2011, were $1,454, $2,249 and $606, respectively. The increase in sales returns for year ended December 31, 2012 was due to unusually high product returns during the first quarter of 2012 related to a specific promotion in the Synergy Japan market. Product returns were not related to product quality and have since returned to lower return rates.

Amounts billed to customers for shipping and handling are reported as a component of net sales revenue. Shipping and handling revenues of approximately $10,868, $11,264 and $11,615 were reported as net sales revenue for the years ended December 31, 2013, 2012, and 2011, respectively.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales).

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2013, 2012 and 2011 totaled approximately $2,194, $1,418 and $1,191, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $2,039, $1,464 and $1,552 in 2013, 2012 and 2011, respectively.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	2013	2012	2011
Net income available to common stockholders
Net income	$17,609	$25,380	$17,601

Basic weighted-average shares outstanding	15,997	15,648	15,550

Basic net income per common share:
Net income	$1.10	$1.62	$1.13

Diluted Shares Outstanding
Basic weighted-average shares outstanding	15,997	15,648	15,550
Stock-based awards	393	339	145
Diluted weighted-average shares outstanding	16,390	15,987	15,695

Diluted net income per common share:
Net income	$1.07	$1.59	$1.12

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	135	88	219

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	210	254	200

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based options to purchase shares of common stock for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the years presented.

Share-Based Compensation

The Company’s outstanding stock options include time-based stock options which vest over differing periods ranging from the date of issuance up to 48 months from the option grant date, performance-based stock options which already vested upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options, performance-based stock options which vest upon achieving cumulative annual net sales revenue growth targets over a rolling two-year period subject to the Company maintaining at least an eight percent operating income margin during the applicable period, and performance-based stock options which vest upon achieving annual net sales targets over a rolling one-year period.

The Company recognizes all share-based payments to Directors and employees, including grants of stock options and restricted stock units, to be recognized in the statement of operations based on their grant-date fair values. We record compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. The Company’s estimated forfeiture rate is based upon historical experience.

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

NOTE 2: INVENTORIES

The composition of inventories is as follows:

As of December 31,	2013	2012
Raw materials	$10,848	$13,287
Work in process	740	742
Finished goods	30,322	29,251
Total inventory	$41,910	$43,280

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows:

As of December 31,	2013	2012
Land and improvements	$3,800	$3,800
Buildings and improvements	33,655	33,309
Machinery and equipment	18,209	17,919
Furniture and fixtures	17,884	16,956
Computer software and hardware	8,255	4,226
	81,803	76,210
Accumulated depreciation and amortization	(49,781)	(48,260)
Total property, plant and equipment	$32,022	$27,950

Depreciation expense was $4,317, $3,929 and $4,210 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 4: INTANGIBLE ASSETS

At December 31, 2013 and 2012, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $910 and $761, and a net amount of $853 and $1,002, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the years ended December 31, 2013, 2012 and 2011 was $149, $149 and $152, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

Year Ending December 31,
2014	$149
2015	149
2016	91
2017	91
2018	91
Thereafter	282
Total	$853

NOTE 5: INVESTMENT SECURITIES

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$403	$12	$—	$415
U.S. government securities funds	997	—	(14)	983
Equity securities	227	386	(5)	608
Total short-term investment securities	$1,627	$398	$(19)	$2,006

As of December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$608	$30	$—	$638
U.S. government securities funds	995	—	(9)	986
Equity securities	227	228	(8)	447
Total short-term investment securities	$1,830	$258	$(17)	$2,071

The municipal obligations held at fair value of $415 at December 31, 2013, all mature in less than two years.

During 2013, 2012 and 2011, the proceeds from the sales of available-for-sale securities were $200, $3,789 and $7,697, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s trading securities portfolio totaled $971 and $1,276 at December 31, 2013 and 2012, respectively, and generated gains of $122, $116 and $16, for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, the Company had unrealized losses of $14 and $9, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

NOTE 6: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows:

As of December 31,	2013	2012
Foreign non-income tax contingencies (See Note 12)	$5,363	$5,358
Sales, use and property tax (See Note 12)	4,498	3,690
Salaries and employee benefits	11,749	8,217
Convention and meeting costs	5,784	4,624
Other	7,499	5,413
Total	$34,893	$27,302

NOTE 7: LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

On August 9, 2011, the Company entered into a revolving credit agreement with Wells Fargo Bank, N.A. that permits the Company to borrow up to $15,000 through August 9, 2014, bearing interest at LIBOR plus 1.25 percent (1.50 percent as of December 31, 2013). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment.

On August 8, 2013, the Company renegotiated the revolving credit agreement with Wells Fargo Bank, N.A. to increase to the borrowing limit to $25,000 and extend the maturity to September 1, 2015.  At December 31, 2013, the outstanding balance under the revolving credit agreement was $10,000.

A term loan of $10,000 was obtained in conjunction with the revolving credit agreement with Wells Fargo Bank, N.A. and has a maturity date of August 9, 2014 and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of December 31, 2013 and 2012). As of December 31, 2013, the outstanding balance under the term loan was $2,267. The term loan is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

Long-term debt consists of the following:

As of December 31,	2013	2012
Term loan in monthly installments of approximately $284, including interest	$2,267	$5,620
Less current installments	(2,267)	(3,350)
	—	2,270

Revolving credit agreement	10,000	—

Long-term debt less current installments	$10,000	$2,270

The various debt agreements contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company is in compliance with these debt covenants as of December 31, 2013.

NOTE 8: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2011	$(7,794)	$146	$(7,648)
Activity, net of tax	(2,397)	(24)	(2,421)
Balance as of December 31, 2011	(10,191)	122	(10,069)
Activity, net of tax	(522)	25	(497)
Balance as of December 31, 2012	(10,713)	147	(10,566)
Activity, net of tax	(3,480)	83	(3,397)
Balance as of December 31, 2013	$(14,193)	230	$(13,963)

NOTE 9: INCOME TAXES

Income from before provision for income taxes are taxed under the following jurisdictions:

Year Ended December 31,	2013	2012	2011
Domestic	$6,111	$17,625	$2,338
Foreign	19,542	17,871	19,674
Total	$25,653	$35,496	$22,012

Components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2013 are as follows:

Year Ended December 31,	2013	2012	2011
Current:
Federal	$(773)	$1,901	$4,094
State	399	248	961
Foreign	7,326	3,835	4,429
Subtotal	6,952	5,984	9,484
Deferred:
Federal	1,654	2,303	(4,408)
State	186	1,207	(719)
Foreign	(748)	622	54
Subtotal	1,092	4,132	(5,073)
Total provision for income taxes	$8,044	$10,116	$4,411

The provision for income taxes, as a percentage of income before provision for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	1.4	2.7	0.7
U.S. tax impact of foreign operations	(15.9)	(2.1)	(20.3)
Valuation allowance change	9.3	(3.9)	(0.3)
Unrecognized tax benefits	8.4	0.4	8.2
Domestic manufacturing deduction	(1.3)	(0.4)	(1.1)
Nondeductible foreign expenses	(4.4)	(0.9)	(1.3)
Other	(1.1)	(2.3)	(0.9)
Effective income tax rate	31.4%	28.5%	20.0%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company does not intend to reinvest undistributed earnings indefinitely in the Company’s foreign subsidiaries.

Adjustments relating to the U.S. impact of foreign operations decreased the effective tax rate by 15.9 percentage points in 2013, decreased the effective tax rate by 2.1 percentage points in 2012 and decreased the effective tax rate by 20.3 percentage points in 2011. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits, foreign tax rate differentials and adjustments relating to the unremitted earnings calculations under applicable U.S. GAAP. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2013	2012	2011
Dividends received from foreign subsidiaries	29.2%	4.5%	26.2%
Foreign tax credits	(34.1)	(4.0)	(33.1)
Foreign tax rate differentials	(10.6)	(2.3)	(5.2)
Unremitted earnings	(0.4)	(0.3)	(8.2)
Total	(15.9)%	(2.1)%	(20.3)%

The significant components of the deferred tax assets (liabilities) are as follows:

As of December 31,	2013	2012
Inventory	$1,502	$1,718
Accrued liabilities	4,380	3,464
Impaired investments	—	727
Deferred compensation	364	483
Equity-based compensation	2,993	2,592
Intangibles assets	389	2,308
Bad debts	$225	49
Net operating losses	5,593	4,152
Foreign tax and withholding credits	4,066	4,406
Non-income tax accruals	397	452
Health insurance accruals	184	186
Undistributed foreign earnings	4,008	2,704
Other deferred tax assets	2,260	2,357
Capital loss carryforward	721	—
Valuation allowance	(11,340)	(8,149)
Total deferred tax assets	$15,742	17,449
Other deferred tax liabilities	(231)	(720)
Total deferred tax liabilities	(231)	(720)
Total deferred taxes, net	$15,511	$16,729

The components of deferred tax assets (liabilities), net are as follows:

As of December 31,	2013	2012
Net current deferred tax assets	$5,711	$5,307
Net non-current deferred tax assets	9,928	11,516
Total net deferred tax assets	15,639	16,823

Net current deferred tax liabilities	(2)	(1)
Net non-current deferred tax liabilities	(126)	(93)
Total net deferred tax liabilities	(128)	(94)

Total deferred taxes, net	$15,511	$16,729

Net current deferred tax liabilities are included in accrued liabilities and net non-current deferred tax liabilities are included in other liabilities in the consolidated balance sheets.

Management has provided a valuation allowance of $11,340 and $8,149 as of December 31, 2013 and 2012, respectively, for certain deferred tax assets, including foreign net operating losses, for which management cannot conclude it is more likely than not that they will be realized. The Company reviewed its tax positions and increased its valuation allowance by approximately $3,191 in 2013 primarily due to a domestic increase of $1,965 and a foreign increase of $1,226.

At December 31, 2013, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $5,593. The net operating losses will expire at various dates from 2014 through 2023. For financial reporting purposes, the release of these valuation allowances would reduce income tax expenses. At December 31, 2013, the Company had approximately $4,066 of foreign tax and withholding credits, most of which expire in 2020.

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

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2013 and 2012 was $12,402 and $10,571, respectively, all of which would favorably impact the effective tax rate if recognized.  Included in these amounts is approximately $1,352 and $1,052, respectively, of interest and penalties.  The Company increased interest and penalties approximately $300 and decreased interest and penalties approximately $408 for the years ended December 31, 2013 and 2012, respectively.  The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.

During the years ended December 31, 2013, 2012 and 2011, the Company added approximately $2,656, $3,471 and $2,379, respectively, to its liability for unrecognized tax benefits. Included in these amounts are approximately $300, $339 and $491 for the years ended December 31, 2013, 2012 and 2011, respectively, related to interest expense and penalties. In addition, the Company recorded a benefit related to the lapse of applicable statute of limitations of approximately $323, $2,815 and $1,728 for the years ended December 31, 2013, 2012 and 2011, respectively, all of which favorably impacted the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years:

Year Ended December 31,	2013	2012	2011

Unrecognized tax benefits, opening balance	$9,519	$8,966	$15,058
Settlement of liability reclassified as income tax payable	(10)	—	(4,479)
Payments on liability	—	(15)	(2,590)
Tax positions taken in a prior period
Gross increases	—	1,120	541
Gross decreases	(184)	(504)	—
Tax positions taken in the current period
Gross increases	2,356	2,011	1,347
Gross decreases	—	—	—
Lapse of applicable statute of limitations	(323)	(2,068)	(914)
Currency translation adjustments	(308)	9	3
Unrecognized tax benefits, ending balance	$11,050	$9,519	$8,966

The Company anticipates that unrecognized tax benefits will increase approximately $1,200 to $1,700 within the next twelve months due to additional transactions related to commissions and transfer pricing.

The Company believes that it is reasonably possible that unrecognized tax benefits will decrease approximately $0 to $500 within the next twelve months due to the close of audits or the expiration of statutes of limitations in various foreign jurisdictions.

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

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service (IRS) issued final regulations addressing the acquisition, production and improvement of tangible property, and also proposed regulations addressing the disposition of property. These regulations replace previously issued temporary regulations and are effective for tax years beginning January 1, 2014. The Company is in the process of analyzing the impact of these new regulations but does not believe they will have a material impact on the Company’s consolidated financial statements.

NOTE 10:  CAPITAL TRANSACTIONS

Dividends

The declaration of future dividends is subject to the discretion of the Company’s Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its Board of Directors.

On March 6, 2013, the Company’s Board of Directors declared a cash dividend of $0.10 per common share in an aggregate amount of $1,583 that was paid on March 28, 2013, to shareholders of record on March 18, 2013. On May 8, 2013, the Company’s

Board of Directors declared a cash dividend of $0.10 per common share in an aggregate amount of $1,587 that was paid on May 30, 2013, to shareholders of record on May 20, 2013. On August 8, 2013, the Company’s Board of Directors declared a special one-time cash dividend of $1.50 per common share in addition to the Company’s recurring quarterly dividend of $0.10 per common share that was paid on August 29, 2013, to shareholders of record on August 19, 2013. The amount of the cash dividend paid to shareholders was $25,627. On November 6, 2013, the Company’s Board of Directors declared a cash dividend of $0.10 per common share in an aggregate amount of $1,622 that was paid on November 29, 2013, to shareholders of record on November 19, 2013.

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

The following is a summary of the Company’s repurchases of common shares during the year ended December 31, 2013:

Period	Number of Shares	Average Price Paid per Share	Program Balance Used for Repurchases
July 1 — September 30, 2013	108	$18.06	$1,945
October 1 — December 31, 2013	32	18.44	601
	140	$18.14	$2,546

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

Stock option activity for 2013, 2012 and 2011 consisted of the following:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2011	859	$9.20
Granted	630	10.84
Forfeited or canceled	(79)	9.64
Exercised	(36)	11.08
Options outstanding at December 31, 2011	1,374	9.88
Granted	686	15.11
Forfeited or canceled	(35)	13.60
Exercised	(241)	9.95
Options outstanding at December 31, 2012	1,784	11.81
Granted	832	15.85
Forfeited or canceled	(184)	13.65
Exercised	(506)	8.56
Options outstanding at December 31, 2013	1,926	$12.54

On August 29, 2013, the Company paid a special one-time cash dividend of $1.50 per common share. In accordance with the provisions of the Company’s stock incentive plans, the exercise price of all outstanding stock options on the ex-dividend date were decreased by $1.50 per share in order to prevent a dilution of benefits or potential benefits intended to be made available to the stock option holders. Because this modification was required by the provisions of the Company’s stock incentive plans, no additional share-based compensation expense was recorded.

The Company’s outstanding stock options include time-based stock options which vest over differing periods ranging from the date of issuance up to 48 months from the option grant date, performance-based stock options which already vested upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options, performance-based stock options which vest upon achieving cumulative annual net sales revenue growth targets over a rolling two-year period subject to the Company maintaining at least an eight percent operating income margin during the applicable period, and performance-based stock options which vest upon achieving annual net sales targets over a rolling one-year period.

During the year ended December 31, 2013, the Company issued options to purchase 832 shares of common stock under the 2012 Stock Incentive Plan to the Company’s executive officers and other employees, which are composed of both time-based stock options and net sales revenue performance-based stock options. These options were issued with a weighted-average exercise price of $15.85 per share and a weighted-average grant date fair value of $6.55 per share. All of the options issued have an option termination date of ten years from the option grant date.

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

For the years ended December 31, 2013, 2012 and 2011, the Company issued 506, 241 and 36 shares of common stock upon the exercise of stock options at an average exercise price of $8.56, $9.95 and $11.08 per share, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2013, 2012 and 2011 was $4,576, $1,427 and $211, respectively. For the years ended December 31, 2013 and 2012, the Company recognized $653 and $378 of tax benefits from the exercise of stock options during the period, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Weighted average grant date fair value of grants	$6.55	$7.21	$5.13
Expected life (in years)	5.0 to 6.0	4.0 to 6.0	3.0 to 4.0
Risk-free interest rate	0.6 to 1.5	0.3 to 0.9	0.7 to 1.2
Expected volatility	55.9 to 58.2	58.5 to 66.0	49.0 to 67.7
Dividend yield	2.1 to 2.7	0.0 to 1.3	0.0

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.  The dividend yield is based on the Company’s historical and expected amount of dividend payouts, at the time of grant. On August 29, 2013, the Company paid a special one-time cash dividend of $1.50 per common share. The Company has excluded this special one-time cash dividend from the dividend yield used in the Black-Scholes option-pricing model calculations as it is not representative of future dividends declared by the Company.

Share-based compensation expense from time-based stock options for the years ended December 31, 2013, 2012 and 2011 was $3,166, $2,101 and $557, respectively; the related tax benefit was approximately $1,251, $850 and $222, respectively. As of December 31, 2013, 2012 and 2011, the unrecognized share-based compensation cost related to grants described above was $3,294,

$2,715 and $607, respectively.  As of December 31, 2013, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.9 years.

Shared-based compensation expense from operating income performance-based stock options for the years ended December 31, 2013, 2012 and 2011 was $0, $653 and $2,921, respectively; the related tax benefit of approximately $0, $255 and $1,168, respectively. As of December 31, 2012, there was no remaining compensation expense to be recognized for the operating income performance-based stock options.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the year ended December 31, 2013.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $800 of potential share-based compensation expense.

The following table summarizes information about options outstanding and exercisable at December 31, 2013.

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Options Exercisable	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share
$3.85 to $9.99	456	6.5	$6.93	456	6.5	$6.93
$10.00 to $13.99	986	8.6	13.41	285	7.8	13.39
$14.00 to $19.20	484	9.0	16.06	97	6.0	15.26
	1,926	8.2	$12.59	838	7.2	$10.09

At December 31, 2013, the aggregate intrinsic value of outstanding options to purchase 1,926 shares of common stock, the exercisable options to purchase 838 shares of common stock, and options to purchase 905 shares of common stock expected to vest was $9,415, $6,069 and $3,179, respectively. At December 31, 2012, the aggregate intrinsic value of outstanding options to purchase 1,784 shares of common stock, the exercisable options to purchase 1,011 shares of common stock, and options to purchase 644 shares of common stock expected to vest was $5,315, $5,016 and $281, respectively.

Restricted stock unit activity for the period ended December 31, 2013 and 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at January 1, 2012	—	$—
Granted	18	12.07
Issued	—	—
Forfeited	—	—
Units outstanding at December 31, 2012	18	12.07
Granted	17	12.90
Issued	(3)	12.07
Forfeited	—	—
Units outstanding at December 31, 2013	32	12.47

During the period ended December 31, 2013, the Company issued 17 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Board of Directors. The RSUs were issued with a weighted average grant date fair value of $12.90 per share and vest in 12 monthly installments over a one year period from the grant date.

During the period ended December 31, 2012, the Company issued 18 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Board of Directors. The RSUs were issued with a weighted average grant date fair value of $12.07 per share and vest in 12 monthly installments over a one year period from the grant date.

RSUs are valued at the market value on the date of grant.  Due to post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. The Finnerty Model proposes to estimate a discount for lack of marketability such as transfer restrictions by using an option pricing theory. This model has gained recognition through its ability to address the magnitude of the discount by considering the volatility of a company’s stock price and the length of restriction. The concept underpinning the Finnerty Model is that restricted stock cannot be sold over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is approximately 17.5 percent for a common share.

Share-based compensation expense from RSUs for the period ended December 31, 2013 and 2012 was approximately $223 and $124, respectively; and the related tax benefit was approximately $88 and $49, respectively. As of December 31, 2013 and 2012, the unrecognized share-based compensation expense related to the grants described above was $62 and $99, respectively. As of December 30, 2013, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.4 years.

NOTE 11:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2013, the Company made matching contributions of 60 percent of employee contributions up to a maximum of five percent of the employee’s compensation (the match was increased from 50 percent to 60 percent of employee contributions up to a maximum of five percent beginning in 2013). The Company’s contributions to the plan vest after a period of three years. During 2013, 2012 and 2011, the Company contributed to the plan approximately $832, $551 and $438, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). The Company had deferred compensation plan assets of approximately $971 and $1,276 as of December 31, 2013 and 2012, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalating payments using the straight-line method. The Company incurred expenses of approximately $6,125, $6,096 and $6,177 in connection with operating leases during 2013, 2012 and 2011, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2013 were as follows:

Year Ending December 31,
2014	$4,841
2015	3,427
2016	2,678
2017	2,575
2018	1,460
Thereafter	453
Total	$15,434

The Company enters into contracts with suppliers to ensure the availability of both botanical and non-botanical raw materials, as well as packing materials, in advance of its annual requirements. As of December 31, 2013, the Company has entered into non-cancelable purchase agreements for $43 related to fiscal year 2014 production needs.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2013, 2012 and 2011, the aggregate amounts of these payments were $1,468, $1,270 and $8,360, respectively.

In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the

Company’s business process on a worldwide basis. The Company has committed to invest an additional $6,478 over the course of the project and anticipates completion of this project by mid-2016.  This amount is expected to be paid in future years as follows: $3,134 in 2014, $3,001 in 2015, and $343 in 2016, respectively.

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

Since late 2007, the Company has administered its sales in Belarus, Georgia, Kazakhstan, Moldova, Mongolia, Russia and Ukraine (the “Territories”) through an International Reseller Agreement (“Reseller Agreement”) with a third party general dealer (the “General Dealer”) based in Russia. The General Dealer administers the marketing and distribution of the Company’s products in the Territories.   The Reseller Agreement has a one-year term, which has been renewed annually by the parties, and is set to expire on November 1, 2014.  As a part of its services, the General Dealer provides certain discounts (the “Discounts”) to its network of dealers related to the costs associated with transporting the Company’s products from the General Dealer to the dealers.  In July 2013, the General Dealer began to withhold the amount of these Discounts from the funds remitted each month to the Company for the sale of the products, claiming that it is entitled to reimbursement for these costs under the Reseller Agreement.  These withholdings have averaged approximately $330 per month and totaled approximately $2,000 at December 31, 2013. The Company disagrees with the General Dealer’s interpretation of the Reseller Agreement and disputes any and all of the General Dealer’s reimbursement claims. While the parties have attempted to negotiate a resolution to the dispute, they have been unable to resolve the matter and the Company now plans to submit a claim for payment of the withheld funds to binding arbitration in the United Kingdom, pursuant to the terms of the Reseller Agreement.  Notwithstanding the annual renewal  of the Reseller Agreement, the General Dealer may seek reimbursement of Discounts with respect to the periods prior to July 2013, which would total approximately $22,000. The Company believes the General Dealer’s claims are meritless and the Company intends to pursue its claims against the General Dealer.

The General Dealer is the Company’s sole general dealer in the Territories and the Company currently does not have in place any other third party or Company infrastructure capable of immediately assuming the General Dealer’s marketing and distribution obligations. Although the Company plans to continue to operate under the Reseller Agreement through the expiration of its term and is currently negotiating an extension, if the Company’s relationship with the General Dealer deteriorates or if the General Dealer ceases to provide such services in the Territories, the Company will need to identify, engage and train a new general dealer, establish its own marketing and distribution operations in the Territories, or create a hybrid model.  Any such cessation of service and subsequent transition to another third party provider, or the establishment of its own distribution operations, could result in disruption to the Company’s business in the Territories, which could have an adverse effect on the Company’s business and results of operations. The Company is committed to its Managers and Distributors in the Territories and is actively working to ensure that they will supported going forward.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of December 31, 2013 and 2012, accrued liabilities include $6,312 and $6,207, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect of the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

The Company reviews its self-insurance accruals on a quarterly basis and determines, based upon a review of its recent claims history and other factors, which portions of its self-insurance accruals should be considered short-term and long-term. The Company has accrued $2,811 and $2,990 for product liability and employee medical claims at December 31, 2013 and 2012, respectively, of which $526 and $532 was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

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

The Company has two business segments that operate under the Nature’s Sunshine Products brand and are divided based on the characteristics of their Distributor base, similarities in compensation plans, as well as the internal organization of NSP’s officers and their responsibilities (NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe). The Company’s third business segment operates under the Synergy WorldWide brand, which distributes its products through different selling and Distributor compensation plans and products with formulations that are sufficiently different from those of the NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe to warrant accounting for these operations as a separate business segment. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information for the years ended December 31, 2013, 2012 and 2011 is as follows:

Year Ended December 31,	2013	2012	2011
Net sales revenue:
NSP Americas, Asia Pacific and Europe	$207,059	$208,945	$216,912
NSP Russia, Central and Eastern Europe	62,747	57,853	56,986
Synergy WorldWide	108,290	100,670	93,915
Total net sales revenue	378,096	367,468	367,813
Contribution margin (1):
NSP Americas, Asia Pacific and Europe	84,247	82,778	86,004
NSP Russia, Central and Eastern Europe	22,542	21,957	22,374
Synergy WorldWide	38,011	36,142	36,143
Total contribution margin	144,800	140,877	144,521

Selling, general and administrative	120,743	106,861	109,606
Contract termination costs	—	—	14,750
Operating income	24,057	34,016	20,165

Other income, net	1,596	1,480	1,847
Income before provision for income taxes	$25,653	$35,496	$22,012

(1)         Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

Year Ended December 31,	2013	2012	2011
Capital expenditures:
NSP Americas, Asia Pacific and Europe	$8,018	$5,684	$993
NSP Russia, Central and Eastern Europe	4	44	66
Synergy WorldWide	534	1,051	1,183
Total capital expenditures	$8,556	$6,779	$2,242

Depreciation and amortization:
NSP Americas, Asia Pacific and Europe	$3,568	$3,339	$3,827
NSP Russia, Central and Eastern Europe	27	36	43
Synergy WorldWide	871	703	492
Total depreciation and amortization	$4,466	$4,078	$4,362

As of December 31,	2013	2012
Assets:
NSP Americas, Asia Pacific and Europe	$148,278	$136,237
NSP Russia, Central and Eastern Europe	11,233	8,558
Synergy WorldWide	40,101	49,124
Total assets	$199,612	$193,919

From an individual country perspective, only the United States comprises approximately 10 percent or more of consolidated net sales revenue for any of the years ended December 31, 2013, 2012 and 2011 as follows:

Year Ended December 31,	2013	2012	2011
Net sales revenue:
United States	$152,209	$154,716	$159,471
Other	225,887	212,752	208,342
Total net sales revenue	$378,096	$367,468	$367,813

Revenue generated by each of the Company’s product lines is set forth below (U.S. dollars in thousands):

Year Ended December 31,	2013	2012	2011
NSP Americas, Asia Pacific and Europe:
General health	$88,239	$91,994	$95,342
Immunity	25,187	25,331	26,099
Cardiovascular	14,004	13,897	15,095
Digestive	59,877	58,127	62,175
Personal care	5,543	6,400	5,908
Weight management	14,209	13,196	12,293
	207,059	208,945	216,912
NSP Russia, Central and Eastern Europe:
General health	$22,690	$20,540	$19,448
Immunity	7,902	7,365	7,558
Cardiovascular	4,324	4,367	5,342
Digestive	15,693	14,501	14,857
Personal care	8,817	8,908	7,848
Weight management	3,321	2,172	1,933
	62,747	57,853	56,986
Synergy WorldWide:
General health	$36,723	$33,969	$29,592
Immunity	1,394	1,104	802
Cardiovascular	42,154	42,696	41,163
Digestive	16,897	14,904	13,606
Personal care	7,097	5,631	6,674
Weight management	4,025	2,366	2,078
	108,290	100,670	93,915
Total net sales revenue	$378,096	$367,468	$367,813

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

As of December 31	2013	2012
Property, plant and equipment
United States	$25,713	$20,923
Venezuela	3,207	3,535
Other	3,102	3,492
Total property, plant and equipment	$32,022	$27,950

NOTE 14:  RELATED PARTY TRANSACTIONS

The Company maintains split-dollar life insurance policies on certain executives. The cash surrender value of $48 and $49 related to such policies is recorded in other assets as of December 31, 2013 and 2012, respectively.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$415	$—	$415
U.S. government security funds	983	—	—	983
Equity securities	608	—	—	608
Investment securities	971	—	—	971
Total assets measured at fair value on a recurring basis	$2,562	$415	$—	$2,977

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$638	$—	$638
U.S. government security funds	986	—	—	986
Equity securities	447	—	—	447
Investment securities	1,276	—	—	1,276
Total assets measured at fair value on a recurring basis	$2,709	$638	$—	$3,347

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

For the years ended December 31, 2013 and 2012, there were no fair value measurements using significant unobservable inputs (Level 3).

NOTE 16:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables presents the Company’s unaudited summary of quarterly operations during 2013 and 2012 for each of three month periods ended March 31, June 30, September 30, and December 31.

	For the Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales revenue	$96,479	$93,675	$92,458	$95,484
Cost of sales	(24,445)	(22,630)	(23,655)	(24,084)
Gross profit	72,034	71,045	68,803	71,400

Volume incentives	34,975	34,525	33,920	35,062
Selling, general and administrative	30,117	28,709	28,170	33,747
Operating income	6,942	7,811	6,713	2,591
Other income (expense)	330	1,482	(269)	53
Income before income taxes	7,272	9,293	6,444	2,644
Tax provision	2,408	3,241	1,594	801
Net income	$4,864	$6,052	$4,850	$1,843

Basic and diluted net income per common share

Basic:
Net income per common share	$0.31	$0.38	$0.30	$0.11

Diluted:
Net income per common share	$0.30	$0.38	$0.29	$0.11

Dividends declared per common share	$0.10	$0.10	$1.60	$0.10

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales revenue	$92,868	$92,991	$91,232	$90,377
Cost of sales	(23,729)	(22,610)	(23,144)	(23,841)
Gross profit	69,139	70,381	68,088	66,536

Volume incentives	33,581	33,540	33,155	32,991
Selling, general and administrative	26,384	26,530	26,228	27,719
Operating income	9,174	10,311	8,705	5,826
Other income (expense)	(110)	165	(214)	1,639
Income before income taxes	9,064	10,476	8,491	7,465
Tax provision	1,836	3,190	2,121	2,969
Net income	$7,228	$7,286	$6,370	$4,496
Basic and diluted net income per common share

Basic:
Net income per common share	$0.46	$0.47	$0.41	$0.28

Diluted:
Net income per common share	$0.46	$0.46	$0.40	$0.28

Dividends declared per common share	$—	$0.05	$0.05	$0.05

Basic and diluted income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the total computed for the year.

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

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2013. In addition, this item provides a discussion of management’s evaluation of internal control over financial reporting.

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

In connection with the preparation of our Annual Report as of December 31, 2013, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nature’s Sunshine Products, Inc.:

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 17, 2014

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013, except that the information required with respect to our executive officers is set forth under Item 1. “Business”, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2013 and 2012

Consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011

Consolidated statements of comprehensive income for the years ended December 31, 2013, 2012, and 2011

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2013, 2012, and 2011

Consolidated statements of cash flows for the years ended December 31, 2013, 2012, and 2011

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

Nature’s Sunshine Products, Inc.

Date: March 17, 2014	By:	/s/ Gregory L. Probert

Gregory L. Probert,
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory L. Probert	Chief Executive Officer and Chairman of the Board	March 17, 2014
Gregory L. Probert

/s/ Kristine F. Hughes	Vice Chair of the Board	March 17, 2014
Kristine F. Hughes

/s/ Steve Bunker	Executive Vice President,	March 17, 2014
Steve Bunker	Chief Financial Officer and Treasurer, Chief Accounting
Officer

/s/ Albert R. Dowden	Director	March 17, 2014
Albert R. Dowden

/s/ Robert B. Mercer	Director	March 17, 2014
Robert B. Mercer

/s/ Willem Mesdag	Director	March 17, 2014
Willem Mesdag

/s/ Beth Springer	Director	March 17, 2014
Beth Springer

/s/ Jeffrey D. Watkins	Director	March 17, 2014
Jeffrey D. Watkins

NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year

Year ended December 31, 2013

Allowance for doubtful accounts receivable	$631	$535	$(18)	$1	$(62)	$1,087

Allowance for sales returns	154	1,435	(1,454)	—	—	135

Allowance for obsolete inventory	2,254	1,600	(1,577)	41	89	2,407

Tax valuation allowance	8,149	3,191	—	—	—	11,340

Year ended December 31, 2012

Allowance for doubtful accounts receivable	$647	$45	$(86)	$(1)	$26	$631

Allowance for sales returns	109	2,296	(2,249)	—	(2)	154

Allowance for obsolete inventory	2,083	985	(809)	—	(5)	2,254

Tax valuation allowance	9,836	(1,687)	—	—	—	8,149

Year ended December 31, 2011

Allowance for doubtful accounts receivable	$918	$(133)	$(174)	$12	$24	$647

Allowance for sales returns	90	625	(606)	—	—	109

Allowance for obsolete inventory	2,397	732	(1,057)	10	1	2,083

Tax valuation allowance	12,282	(2,390)	(56)	—	—	9,836

LIST OF EXHIBITS

Item No.	Exhibit

3.1(1)	Adjusted and Adjusted Articles of Incorporation.
3.2(1)	Adjusted and Adjusted By-laws.
10.1(1)*	Nature’s Sunshine Products, Inc. Tax Deferred Retirement Plan, as Adjusted as of March 1, 2008.
10.2(1)*	Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan, as Adjusted effective as of January 1, 2008.
10.6(3)*	Employment Agreement, dated as of December 21, 2007, between Nature’s Sunshine Products, Inc. and Steve Bunker.
10.7(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Steve Bunker.
10.11(4)*	Retirement and Consulting Agreement, dated as of December 9, 2008, by and between Nature’s Sunshine Products, Inc. and Eugene Hughes.
10.14(5)	2009 Stock Incentive Plan
10.15(9)*	Form of Award Agreement (2009 Stock Incentive Plan)
10.19(7)*	Employment Agreement, dated June 17, 2011, by and between the Company and Gregory L. Probert
10.20(7)*	Stock Option Agreement, dated June 17, 2011, by and between the Company and Gregory L. Probert
10.21(8)*	Employment Agreement, dated January 25, 2012, by and between the Company and D. Wynne Roberts
10.22(8)*	Stock Option Agreement, dated February 6, 2012, by and between the Company and D.Wynne Roberts
10.23(11)	2012 Stock Incentive Plan
10.24(11)*	Form of Award Agreement (2012 Stock Incentive Plan)
10.25(9)*	Amendment to Employment Agreement, dated March 4, 2013, by and between the Company and Gregory L. Probert
10.26(9)*	Consulting Agreement, dated March 4, 2013, by and between the Company and Michael D. Dean
10.27(9)*	Amendment to Employment Agreement, dated March 4, 2013, by and between the Company and Michael D. Dean
10.28(12)*	Amendment to Employment Agreement, dated October 1, 2013, by and between the Company and Gregory L. Probert
10.29(10)*	Employment Agreement, dated October 2, 2013, by and between the Company and Richard D. Strulson
10.30(10)*	Stock Option Agreement, dated November 4, 2013, by and between the Company and Richard D. Strulson
10.31(10)*	Employment Agreement, dated April 16, 2013, by and between the Company and Matthew L. Tripp
10.32(10)*	Stock Option Agreement, dated May 6, 2013, by and between the Company and Matthew L. Tripp
14(1)	Nature’s Sunshine Products, Inc. Code of Conduct.
21(10)	List of Subsidiaries of Registrant.
23.1(10)	Consent of Independent Registered Public Accounting Firm.
31.1(10)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adjusted.
31.2(10)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adjusted.
32.1(10)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(10)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Balance Sheets as of December 31, 2013 and 2012, the (iii)Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2009 and (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Previously filed with the SEC on November 9, 2009 as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and is incorporated herein by reference.
(2)	Previously filed with the SEC on January 12, 2009 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(3)	Previously filed with the SEC on December 31, 2007 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(4)	Previously filed with the SEC on February 12, 2009 as an exhibit to the registration statement on Form 10 and is incorporated herein by reference.
(5)	Previously filed with the SEC on October 19, 200+ as Appendix C, an exhibit to the Registrant’s Proxy Statement and is incorporated herein by reference.
(6)	Filed with the SEC on March 16, 2010 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(7)	Filed with the SEC on June 22, 2011 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(8)	Filed with the SEC on February 23, 2011 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(9)	Filed with the SEC on March 8, 2013 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(10)	Filed herewith.
(11)	Filed with the SEC on August 3, 2012 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(12)	Filed with the SEC on October 4, 2013 as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.

*	Management contract or compensatory plan.