Form 10-Q
period 2014-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2014-05-08
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock, no par value, outstanding on April 30, 2014 was 16,184,392 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, is included from time to time in our reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2013, particularly under the captions “Forward-Looking Statements” and “Risk Factors.” but include the following:

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

•             risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third party importers, pricing and currency devaluation risks, especially in countries such as Venezuela, Ukraine, Russia and Belarus;

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

All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Throughout this report, we refer to Nature’s Sunshine Products, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.”

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$71,467	$77,247
Accounts receivable, net of allowance for doubtful accounts of $1,102 and $1,087, respectively	11,498	10,206
Investments available for sale	2,012	2,006
Inventories	41,106	41,910
Deferred income tax assets	5,495	5,711
Prepaid expenses and other	13,533	11,514
Total current assets	145,111	148,594

Property, plant and equipment, net	35,283	32,022
Investment securities	1,004	971
Intangible assets, net	816	853
Deferred income tax assets	13,967	9,928
Other assets	7,502	7,244
	$203,683	$199,612

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,174	$5,664
Accrued volume incentives	20,733	19,206
Accrued liabilities	30,341	34,893
Deferred revenue	4,231	4,173
Current installments of long-term debt and revolving credit facility	1,420	2,267
Income taxes payable	1,432	2,366
Total current liabilities	63,331	68,569

Liability related to unrecognized tax benefits	12,349	12,402
Long-term debt and revolving credit facility	10,000	10,000
Deferred compensation payable	1,004	971
Other liabilities	2,418	2,411
Total long-term liabilities	25,771	25,784

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 16,179 and 16,179 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	84,216	83,122
Retained earnings	44,147	36,100
Accumulated other comprehensive loss	(13,782)	(13,963)
Total shareholders’ equity	114,581	105,259
	$203,683	$199,612

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales revenue	$95,753	$96,479
Cost of sales	(23,106)	(24,445)
Gross profit	72,647	72,034

Operating expenses:
Volume incentives	35,717	34,975
Selling, general and administrative	29,758	30,117
Operating income	7,172	6,942
Other income (loss), net	(1,115)	330
Income before provision for income taxes	6,057	7,272
Provision (benefit) for income taxes	(3,608)	2,408
Net income	$9,665	$4,864

Basic and diluted net income per common share

Basic:
Net income	$0.60	$0.31

Diluted:
Net income	$0.58	$0.30

Weighted average basic common shares outstanding	16,179	15,822
Weighted average diluted common shares outstanding	16,618	15,956

Dividends declared per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$9,665	$4,864
Foreign currency translation gain (loss) (net of tax)	178	(1,886)
Net unrealized gains on investment securities (net of tax)	3	24
Total comprehensive income	$9,846	$3,002

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,665	$4,864
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	39	(25)
Depreciation and amortization	1,237	1,088
Share-based compensation expense	1,094	1,148
Loss on sale of property and equipment	13	11
Deferred income taxes	(3,823)	235
Amortization of bond discount	1	1
Purchase of trading investment securities	(67)	(19)
Proceeds from sale of trading investment securities	49	105
Realized and unrealized gains on investments	(15)	(21)
Foreign exchange losses (gains)	980	(416)
Changes in assets and liabilities:
Accounts receivable	(1,170)	(555)
Inventories	707	1,716
Prepaid expenses and other current assets	(2,011)	(658)
Other assets	(390)	83
Accounts payable	(274)	(943)
Accrued volume incentives	1,513	2,206
Accrued liabilities	(6,156)	262
Deferred revenue	58	(740)
Income taxes payable	(940)	(516)
Liability related to unrecognized tax benefits	(53)	38
Deferred compensation payable	33	(41)
Net cash provided by operating activities	490	7,823
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,614)	(1,165)
Proceeds from sale of property, plant and equipment	—	8
Purchase of investments available for sale	(6)	(83)
Proceeds from investments available for sale	33	—
Net cash used in investing activities	(4,587)	(1,240)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	—	(1,583)
Principal payments of long-term debt and revolving credit facility	(847)	(834)
Proceeds from the exercise of stock options	—	633
Net cash used in financing activities	(847)	(1,784)
Effect of exchange rates on cash and cash equivalents	(836)	(1,004)
Net decrease in cash and cash equivalents	(5,780)	3,795
Cash and cash equivalents at the beginning of the period	77,247	79,241
Cash and cash equivalents at the end of the period	$71,467	$83,036
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,236	$3,282
Cash paid for interest	30	20

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

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. The Company also exports its products to Argentina, Australia, Chile, Israel, New Zealand and Norway.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial information as of March 31, 2013, and for the three-month period ended March 31, 2014 and 2013.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2014.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Classification of Venezuela as a Highly Inflationary Economy and Devaluation of Its Currency

Since January 1, 2010, Venezuela has been designated as a highly inflationary economy. Accordingly, the U.S. dollar became the functional currency for the Company’s subsidiary in Venezuela. On February 11, 2013, the Venezuelan government’s currency control agency (“CADIVI”), announced the further devaluation of the bolivar to 6.3 bolivars per U.S. dollar. In addition, the CADIVI enacted a new currency exchange mechanism, the First Complementary System for Foreign Currency Administration (“SICAD 1”), and mandated foreign entities domiciled in Venezuela to formally apply and be approved by the CADIVI to obtain U.S. dollars through banking institutions approved by the Venezuelan government at the official CADIVI exchange rate of 6.3 bolivars per U.S. dollar or at the official SICAD 1 exchange rate of 11.3 bolivars per U.S. dollar. On a weekly basis, the CADIVI determined how many U.S. dollars would be sold and which previously approved companies would be authorized to obtain them. Companies were approved to obtain U.S. dollars based on the individual products that they imported and sold in Venezuela. Products that are considered to be more beneficial to consumers in Venezuela, such as medicinal products, were approved for payment at the official CADIVI exchange rate of 6.3 while other beneficial products, such as dietary supplements, were approved for payment at the official SICAD 1 exchange rate of 11.3.  Foreign entities domiciled in Venezuela pay bolivars to the Venezuela Central Bank, which then pays U.S. dollars directly to the foreign entities to limit the amount of U.S. dollars available within Venezuela.  The Company is currently in the process of registering its products in order to obtain U.S. dollars at the official CADAVI exchange rate of 6.3 or the official SICAD 1 exchange rate of 11.3. The Company has not successfully obtained U.S. dollars at the CADIVI or SICAD 1 exchange rates since the establishment of the SICAD 1 currency exchange mechanism.

Effective January 24, 2014, additional changes to the country’s foreign exchange system were enacted by the Venezuelan government that expanded the types of products that could be subject to the weekly SICAD 1 auction process. In addition, a new currency control agency (“CENCOEX”) was established to replace the CADIVI. The CENCOEX official exchange rate was maintained at the CADIVI official exchange rate 6.3 bolivars per U.S. dollar. The CENCOEX also enacted a new currency exchange mechanism, the Second Complementary System for Foreign Currency Administration (“SICAD 2”) that will supplement and coexist with the SICAD 1 currency exchange mechanism. The SICAD 2 is expected to provide a greater supply of U.S. dollars from sources other than the Venezuelan government and to allow all sectors and companies to participate. The SICAD 2 is intended to more closely resemble a market-driven exchange rate than the official CENCOEX and SICAD 1 exchange rates of 6.3 and 11.3, respectively. As of March 31, 2014, the SICAD 2 exchange rate was approximately 50.0 bolivars per U.S. dollar.

The Company does not intend to apply for exchange or register any products at the SICAD 2 exchange rate. The Company is currently monitoring the currency exchange mechanisms in place and the potential for currency exchange transactions should the Company’s applications for currency exchange be unsuccessful. At this time, the Company is uncertain of the process or exchange rate for obtaining U.S. dollars for previously shipped products dating back to the establishment of the SICAD 1 currency exchange mechanism in February 2013.

Due to these circumstances, the Company has re-measured its assets and liabilities in Venezuela at the official SICAD 1 exchange rate of 11.3, effective March 31, 2014. This re-measurement resulted in a foreign exchange loss of $845. Going forward the Company will report its results at the higher official exchange rate of 11.3 bolivars to the U.S. dollar.

During the three months ended March 31, 2014 and 2013, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.4 percent and 2.2 percent of consolidated net sales revenue, respectively.  As of March 31, 2014 and December 31, 2013, the Company’s Venezuelan subsidiary held cash and cash equivalents of $2,585 and $3,922, respectively.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

Since June 30, 2012, Belarus has been designated as a highly inflationary economy. The U.S. dollar is the Company’s functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of the Company’s Distributors in this market has diminished. During the three months ended March 31, 2014 and 2013, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.5 percent and 2.3 percent of consolidated net sales revenue, respectively.

(2)                     Inventories

The composition of inventories is as follows:

	March 31,	December 31,
	2014	2013
Raw materials	$11,310	$10,848
Work in progress	759	740
Finished goods	29,037	30,322
Total inventory	$41,106	$41,910

(3)                     Intangible Assets

At March 31, 2014 and December 31, 2013, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $947 and $910, and a net amount of $816 and $853, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended March 31, 2014 and 2013 was $37 and $37, respectively. Estimated amortization expense for the next succeeding fiscal year thereafter is $149 followed by four fiscal years with estimated amortization expense of $91.

(4)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$402	$8	$—	$410
U.S. government securities funds	999	—	(14)	985
Equity securities	227	397	(7)	617
Total short-term investment securities	$1,628	$405	$(21)	$2,012

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$403	$12	$—	$415
U.S. government securities funds	997	—	(14)	983
Equity securities	227	386	(5)	608
Total short-term investment securities	$1,627	$398	$(19)	$2,006

The municipal obligations held at a fair value of $410 at March 31, 2014, all mature in less than two years.

During the three-month periods ended March 31, 2014 and 2013, the proceeds from the sales of available-for-sale securities were $33 and $0, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the three-month periods ended March 31, 2014 and 2013, respectively.

The Company’s trading securities portfolio totaled $1,004 at March 31, 2014, and $971 at December 31, 2013, and generated gains of $15 and $45 for the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and December 31, 2013, the Company had unrealized losses of $14 and $14, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

(5)                     Long-Term Debt

On August 9, 2011, the Company entered into a revolving credit agreement with Wells Fargo Bank, N.A. that permits the Company to borrow up to $15,000 through August 9, 2014, bearing interest at LIBOR plus 1.25 percent (1.50 percent as of March 31, 2014 and December 31, 2013). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment.

On August 8, 2013, the Company renegotiated the revolving credit agreement with Wells Fargo Bank, N.A. to increase the borrowing limit to $25,000 and extend the maturity to September 1, 2015.  At March 31, 2014, the outstanding balance under the revolving credit agreement was $10,000.

A term loan of $10,000 was obtained in conjunction with the revolving credit agreement with Wells Fargo Bank, N.A. and has a maturity date of August 9, 2014, and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of March 31, 2014, and December 31, 2013). As of March 31, 2014, the outstanding balance under the term loan was $1,420. The term loan is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
Term loan in monthly installments of approximately $284, including interest	$1,420	$2,267
Less current installments	(1,420)	(2,267)
	—	—

Revolving credit agreement	10,000	10,000

Long-term debt less current installments	$10,000	$10,000

The various debt agreements contain restrictions on liquidity, leverage, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company is in compliance with these debt covenants as of March 31, 2014.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Net income	$9,665	$4,864

Basic weighted average shares outstanding	16,179	15,822

Basic net income per common share	$0.60	$0.31

Diluted shares outstanding
Basic weighted average shares outstanding	16,179	15,822
Stock options	439	134
Diluted weighted average shares outstanding	16,618	15,956

Diluted net income per common share	$0.58	$0.30

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	134	45

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	210	1,124

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

On March 17, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,618 that was paid on April 7, 2014 to shareholders of record on March 28, 2014. Dividends payable of $1,618 was included in accrued liabilities as of March 31, 2014.

Share Repurchase Program

On August 8, 2013, the Board of Directors authorized a $10,000 share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. There were no share repurchases during the three months ended March 31, 2014. At March 31, 2014, the remaining balance available for repurchases under the program was $7,454.

Share-Based Compensation

Stock option activity for the three months ended March 31, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2013	1,926	$12.54
Granted	258	15.38
Expired	(9)	13.58
Exercised	—	—
Options outstanding at March 31, 2014	2,175	12.87

The Company’s outstanding stock options include time-based stock options, which vest over differing periods ranging from the date of issuance up to 48 months from the option grant date; performance-based stock options, which have already vested upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options; performance-based stock options, which vest upon achieving cumulative annual net sales revenue growth targets over a rolling two-year period, subject to the Company maintaining at least an eight percent operating income margin during the applicable period; and performance-based stock options, which vest upon achieving annual net sales targets over a rolling one-year period.

During the three-month period ended March 31, 2014, the Company issued options to purchase 258 shares of common stock under the 2012 Stock Incentive Plan to the Company’s executive officers and other employees, which are composed of time-based stock options. These options were issued with a weighted-average exercise price of $15.38 per share and a weighted-average grant date fair value of $6.53 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three-month period ended March 31, 2014:

2014
Expected life (in years)	6.0
Risk-free interest rate	1.5
Expected volatility	56.7
Dividend yield	2.6

Expected option lives and volatilities are based on historical data of the Company. The risk free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.  The dividend yield is based on the Company’s historical and expected amount of dividend payouts, at the time of grant. On August 29, 2013, the Company paid a special one-time cash dividend of $1.50 per common share. The Company has excluded this special one-time cash dividend from the dividend yield used in the Black-Scholes option-pricing model calculations as it is not representative of future dividends to be declared by the Company.

Share-based compensation expense from time-based stock options for the three-month periods ended March 31, 2014 and 2013 was approximately $897 and $1,074, respectively; the related tax benefit was approximately $354 and $424, respectively. As of March 31, 2014 and December 31, 2013, the unrecognized share-based compensation expense related to the grants described above was $4,019 and $3,294, respectively. As of March 31, 2014, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 2.1 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the three-month period ended March 31, 2014.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $800 of potential share-based compensation expense.

At March 31, 2014, the aggregate intrinsic value of outstanding stock options to purchase 2,175 shares of common stock, exercisable stock options to purchase 1,017 shares of common stock and stock options to purchase 972 shares of common stock that are expected to vest was $3,492, $3,280 and $201, respectively. At December 31, 2013, the aggregate intrinsic value of outstanding options to purchase 1,926 shares of common stock, the exercisable options to purchase 838 shares of common stock, and options to purchase 905 shares of common stock expected to vest was $9,415, $6,069 and $3,179, respectively.

Restricted stock unit activity for the period ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2013	32	$12.47
Granted	118	14.33
Issued	—	—
Forfeited	—	—
Units outstanding at March 31, 2014	150	13.72

During the three-month period ended March 31, 2014, the Company issued 118 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Company’s executive officers and other employees. The RSUs were issued with a weighted average grant date fair value of $14.33 per share and vest in annual installments over a four year period from the grant date.

RSUs are valued at the market value on the date of grant.  For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. The Finnerty Model proposes to estimate a discount for lack of marketability such as transfer restrictions by using an option pricing theory. This model has gained recognition through its ability to address the magnitude of the discount by considering the volatility of a company’s stock price and the length of restriction. The concept underpinning the Finnerty Model is that restricted stock cannot be sold over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is approximately 17.5 percent for a common share.

Share-based compensation expense from RSUs for the periods ended March 31, 2014 and 2013 was approximately $197 and $74, respectively; the related tax benefit was approximately $78 and $29, respectively. As of March 31, 2014 and December 31, 2013, the unrecognized share-based compensation expense related to the grants described above was $1,551 and $62, respectively. As of March 31, 2014, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 2.4 years.

(8)                     Segment Information

The Company has three business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company has two business segments that operate under the Nature’s Sunshine Products brand and are divided based on the characteristics of their Distributor base, similarities in compensation plans, as well as the internal organization of NSP’s officers and their responsibilities (NSP Americas, Asia Pacific and Europe and NSP Russia, Central and Eastern Europe). The Company’s third business segment operates under the Synergy WorldWide brand, which distributes its products through different selling and Distributor compensation plans and has products with formulations that are sufficiently different from those of the NSP Americas, Asia Pacific and Europe and NSP Russia, Central and Eastern Europe to warrant accounting for these operations as a separate business segment. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information is as follows:

	Three Months Ended March 31,
	2014	2013
Net sales revenue:
NSP Americas, Asia Pacific and Europe	$50,673	$53,137
NSP Russia, Central and Eastern Europe	15,037	16,140
Synergy WorldWide	30,043	27,202
Total net sales revenue	95,753	96,479

Contribution margin (1):
NSP Americas, Asia Pacific and Europe	20,921	21,956
NSP Russia, Central and Eastern Europe	5,396	5,983
Synergy WorldWide	10,613	9,120
Total contribution margin	36,930	37,059

Selling, general and administrative	29,758	30,117
Operating income	7,172	6,942

Other income (expense), net	(1,115)	330
Income before provision for income taxes	$6,057	$7,272

(1)              Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales revenue for the three-month periods ended March 31, 2014 and 2013 as follows:

	Three Months Ended March 31,
	2014	2013
Net sales revenue:
United States	$37,615	$39,148
South Korea	12,371	6,721
Other	45,767	50,610
	$95,753	$96,479

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended March 31,
	2014	2013
NSP Americas, Asia Pacific and Europe:
General health	$21,311	$22,472
Immune	6,582	6,986
Cardiovascular	3,491	3,435
Digestive	14,911	15,446
Personal care	1,052	1,481
Weight management	3,326	3,317
	50,673	53,137
NSP Russia, Eastern and Central Europe:
General health	$5,545	$5,760
Immune	1,968	2,101
Cardiovascular	938	1,138
Digestive	3,947	4,046
Personal care	1,868	2,359
Weight management	771	736
	15,037	16,140
Synergy WorldWide:
General health	$10,753	$8,668
Immune	211	392
Cardiovascular	10,444	11,089
Digestive	5,017	4,864
Personal care	1,736	1,742
Weight management	1,882	447
	30,043	27,202
	$95,753	$96,479

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

	March 31, 2014	December 31, 2013
Property, plant and equipment:
United States	$29,233	$25,713
Venezuela	3,130	3,207
Other	2,920	3,102
Total property, plant and equipment	$35,283	$32,022

(9)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended March 31, 2014 and 2013, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was (59.6) percent and 33.1 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2014 was primarily attributed to foreign tax credits arising from intercompany dividends of $21,500 paid by foreign subsidiaries to the U.S. corporation. This discrete first quarter item resulted in an income tax benefit of $6,720 for the three months ended March 31, 2014.

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

Changes to the effective rate due to dividends received from foreign subsidiaries, impact of foreign tax credits and the unremitted earnings calculation are expected to be recurring, although it is unlikely that these items will again have an impact as large as what occurred in the three months ended March 31, 2014. Depending on various factors, changes from the foregoing items may be favorable or unfavorable in a particular period.

The Company’s U.S. federal income tax returns for 2009 through 2012 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2007 through 2013. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 through 2011 tax years.

As of March 31, 2014, the Company had accrued $12,349 of liabilities related to unrecognized tax benefits compared with $12,402, as of December 31, 2013. This net decrease was primarily attributed to the Venezuela currency devaluation, partially offset by an increase in transfer pricing contingencies, including increases in penalties and interest.

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

Since late 2007, the Company has administered its sales in Belarus, Georgia, Kazakhstan, Moldova, Mongolia, Russia and Ukraine (the “Territories”) through an International Reseller Agreement (“Reseller Agreement”) with a third party general dealer (the “General Dealer”) based in Russia. The General Dealer administers the marketing and distribution of the Company’s products in the Territories.  The Reseller Agreement has a one-year term, which has been renewed annually by the parties, and is set to expire on November 1, 2014.  As a part of its services, the General Dealer provides certain discounts (the “Discounts”) to its network of dealers related to the costs associated with transporting the Company’s products from the General Dealer to the dealers.  In July 2013, the General Dealer began to withhold the amount of these Discounts from the funds remitted each month to the Company for the sale of the products, claiming that it is entitled to reimbursement for these costs under the Reseller Agreement.  These withholdings have averaged approximately $330 per month and totaled approximately $3,000 at March 31, 2014.

The parties have negotiated a resolution to the dispute, whereby the General Dealer has agreed to pay the Company the entire sum of Discounts withheld and relinquish all claims to the reimbursement of Discounts with respect to periods prior to July 2013, and the parties have agreed to a new three year international reseller agreement, effective April 1, 2014. The General Dealer has paid the Company all withheld Discounts from July 2013 to present as of May 1, 2014.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of March 31, 2014 and December 31, 2013, accrued liabilities include $5,058 and $6,312, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect of the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to value-added tax assessments and other civil litigation.  While there is a reasonable possibility that a material loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $800.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of March 31, 2014:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$410	$—	$410
U.S. government security funds	985	—	—	985
Equity securities	617	—	—	617
Investment securities	1,004	—	—	1,004
Total assets measured at fair value on a recurring basis	$2,606	$410	$—	$3,016

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2013:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$415	$—	$415
U.S. government security funds	983	—	—	983
Equity securities	608	—	—	608
Investment securities	971	—	—	971
Total assets measured at fair value on a recurring basis	$2,562	$415	$—	$2,977

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

For the three months ended March 31, 2014, and for the year ended December 31, 2013, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the three months ended March 31, 2014 and 2013, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2013, and our Reports on Form 8-K filed since the date of such Form 10-K.

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

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to Argentina, Australia, Chile, Israel, New Zealand and Norway.

During the first quarter of 2014, we experienced a decrease in our consolidated net sales of 0.8 percent compared to the first quarter of 2013. However, net sales revenue increased by 0.3 percent in local currencies excluding the negative impact of foreign currency fluctuations. Synergy WorldWide net sales increased approximately 10.4 percent compared to the same period in 2013 (or 11.1 percent in local currencies). NSP Russia, Central and Eastern Europe net sales decreased approximately 6.8 percent compared to the same period in 2013.  NSP Americas, Asia Pacific and Europe net sales decreased approximately 4.6 percent compared to the same period in 2013 (or 3.1 percent in local currencies). Our most significant sales revenue growth was from our Synergy South Korea market during 2014. Gains in this market were partially offset by decreases in our NSP Russia, Central and Eastern Europe market and in our North American markets included within our NSP Americas, Asia Pacific and Europe and Synergy WorldWide segments.

Despite the robust net sales growth experienced in NSP Russia, Central and Eastern Europe in 2013, the Company must caution that near-term growth will undoubtedly be impacted by the political unrest in Ukraine and Russia. Also, the Company has negotiated a resolution to the contract dispute with its General Dealer, whereby the General Dealer has agreed to pay the Company the entire sum of Discounts withheld and relinquish all claims to the reimbursement of Discounts with respect to periods prior to July 2013, and the parties have agreed to a new international reseller agreement, effective April 1, 2014. The General Dealer has paid the Company all withheld Discounts from July 2013 to present as of May 1, 2014.

Over the same period, selling, general and administrative costs as a percentage of net sales revenue for 2014, decreased to 31.1 percent from 31.2 percent in 2013.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors, some of whom also consume our products. Typically, a person who joins our independent sales force begins as a Distributor. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. On a worldwide basis, active Managers were approximately 17,200 and 18,200 and active Distributors and customers were approximately 329,800 and 341,200 at March 31, 2014 and 2013, respectively. The decrease in Managers, Distributors and customers is the result of lower recruiting and retention principally within our NSP Americas, Asia Pacific and Europe segment.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands).

	Three Months Ended March 31,		Three Months Ended March 31,
	2014		2013		Change
	Total	Percent of	Total	Percent of	Total
	dollars	net sales	dollars	net sales	dollars	Percentage
Net sales revenue	$95,753	100.0%	$96,479	100.0%	$(726)	(0.8)%
Cost of sales	(23,106)	(24.1)	(24,445)	(25.3)	1,339	5.5
	72,647	75.9	72,034	74.7	613	0.9

Volume incentives	35,717	37.3	34,975	36.3	742	2.1
SG&A expenses	29,758	31.1	30,117	31.2	(359)	(1.2)
Operating income	7,172	7.5	6,942	7.2	230	3.3
Other income (loss), net	(1,115)	(1.2)	330	0.3	(1,445)	(437.9)
Income before provision for income taxes	6,057	6.3	7,272	7.5	(1,215)	(16.7)
Provision (benefit) for income taxes	(3,608)	(3.8)	2,408	2.5	(6,016)	(249.8)
Net income	$9,665	10.1%	$4,864	5.0%	$4,801	98.7%

Net Sales Revenue

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

The following table summarizes the changes in our net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the three months ended March 31, 2014 and 2013;

	Net Sales Revenue by Operating Segment
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$36,914	$38,655	(4.5)%	$(306)	(3.7)%
NSP Latin America	12,052	11,890	1.4	(578)	6.2
NSP Other	1,707	2,592	(34.1)	64	(36.6)
	50,673	53,137	(4.6)	(820)	(3.1)

NSP Russia, Central and Eastern Europe	$15,037	$16,140	(6.8)%	$7	(6.9)%

Synergy WorldWide:
Synergy North America	$3,960	$4,190	(5.5)%	$—	(5.5)%
Synergy Asia Pacific	18,595	14,143	31.5	(446)	34.6
Synergy Europe	7,488	8,869	(15.6)	267	(18.6)
	30,043	27,202	10.4	(179)	11.1

	$95,753	$96,479	(0.8)%	$(992)	0.3%

Consolidated net sales revenue for the three months ended March 31, 2014, was $95.8 million compared to $96.5 million for the same period in 2013, a decrease of approximately 0.8 percent. We experienced a $1.0 million unfavorable impact in foreign currency exchange rate fluctuations in 2014, and our consolidated net sales revenue would have increased by 0.3 percent from 2013, excluding the negative impact. The increase in local currency net sales revenue for the three months ended March 31, 2014, compared to the same period in 2013, is primarily due to an increase of net sales in our Synergy WorldWide segment and was partially offset by a decline of net sales in our NSP Americas, Asia Pacific and Europe and NSP Russia, Central and Eastern Europe segments.

NSP Americas, Asia Pacific and Europe

Net sales revenue related to NSP Americas, Asia Pacific and Europe for the three months ended March 31, 2014 was $50.7 million compared to $53.1 million for the same period in 2013, a decrease of 4.6 percent. In local currency, net sales decreased 3.1 percent, compared to the same period in 2013. Fluctuations in foreign exchange rates had a $0.8 million unfavorable impact on net sales for the three months ended March 31, 2014. Active Managers within NSP Americas, Asia Pacific and Europe totaled approximately 8,300 and 9,100 at March 31, 2014 and 2013, respectively. Active Distributors and customers within NSP Americas, Asia Pacific and Europe totaled approximately 151,700 and 157,300 at March 31, 2014 and 2013, respectively. Segment net sales revenue and the number of Managers, Distributors and customers decreased primarily due to combining our NSP Japan business with our Synergy Japan business and lower net sales in the United States. Managers and Distributors within NSP Americas, Asia Pacific and Europe are predominantly practitioners, retailers and consumers of our products. The Active Managers category includes Managers under our various compensation plans that have achieved and maintained certain product sales levels. As such, all Managers are considered to be active Managers. The Active Distributors and customers category includes our Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas, Asia Pacific and Europe:

In the United States, net sales revenues decreased approximately $1.3 million, or 3.7 percent, for the three months ended March 31, 2014, compared to the same period in 2013. While we continue to see improvement in some key sequential business metrics, we have not yet returned to prior year levels. We continue our efforts to stabilize and grow the U.S. business through targeted investment in sales and marketing personnel, training, the launch of new products (including the strengthening of our weight management category), sales programs and incentive programs.

In Venezuela, net sales revenues increased approximately $0.2 million, or 8.6 percent, for the three months ended March 31, 2014, compared to the same period in 2013. In local currency, net sales increased 19.9 percent, compared to the same period in 2013. Fluctuations in foreign exchange rates had a $0.2 million unfavorable impact on net sales for the three months ended March 31, 2014. The increase in local currency net sales is due to price increases designed to offset the inflationary environment in addition to increased Manager and Distributor activity.

Due to the continued challenges in returning the market to growth, we made the decision to cease to operate under the NSP brand and to merge our NSP Japan business with our Synergy Japan business to create one unified approach to the market with a common product offering and business opportunity model. As part of this transition, we allowed NSP Japan Distributors to transfer their businesses to our Synergy Japan brand. The combined businesses began operating as Synergy Japan in January 2014, and provide a greater opportunity for a return to profitable growth. As such, we had no net sales revenue from NSP Japan in 2014 compared to approximately $0.9 million of net sales revenue for the same period in 2013.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, Ukraine, and Belarus) for the three months ended March 31, 2014, was $15.0 million compared to $16.1 million for the same period in 2013, a decrease of 6.8 percent. Active Managers within NSP Russia, Central and Eastern Europe totaled approximately 5,200 and 6,000 at March 31, 2014 and 2013, respectively. Active Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 125,200 and 130,000 at March 31, 2014 and 2013, respectively. Net sales and the number of Managers, Distributors and customers decreased primarily as a result of the current political uncertainty in Ukraine and the decline in the value of the Ukrainian hryvnia against the U.S.dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within our financial statements, the Company’s products in Ukraine are priced in U.S. dollars and therefore become more expensive when the local currency declines in value. At this time, we cannot estimate to what extent this dispute may have on our future results. Should the situation in the region escalate, our results could be further negatively impacted. NSP Russia, Central and Eastern Europe’s business model is more oriented to a direct selling approach than that of NSP Americas, Asia Pacific and Europe.

Synergy WorldWide

Net sales revenue related to Synergy WorldWide for the three months ended March 31, 2014 was $30.0 million, compared to $27.2 million for the same period in 2013, an increase of 10.4 percent. In local currency, net sales increased 11.1 percent, compared to the same period in 2013. Fluctuations in foreign exchange rates had a $0.2 million unfavorable impact on net sales for the three months ended March 31, 2013. Active Managers within Synergy WorldWide totaled approximately 3,700 and 3,100 at March 31, 2014 and 2013, respectively. Active Distributors and customers within Synergy WorldWide totaled approximately 52,900 and 53,900 at March 31, 2014 and 2013, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach. Synergy WorldWide reported a growth of net sales revenue due to improvements South Korea and Japan, partially offset by lower net sales in Europe and North America.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales revenues increased approximately $5.6 million, or 84.1 percent, for the three months ended March 31, 2014, compared to the same period in 2013. In local currency, net sales increased 81.0 percent for the three months ended March 31, 2014, compared to the same period in 2013.  Fluctuations in foreign exchange rates had a $0.2 million favorable impact on net sales for the three months ended March 31, 2014. Last year, promotions and incentives programs were implemented to support and enhance Distributor activity ahead of the Synergy WorldWide global summit held in South Korea in late September. During that event, the SLMsmart weight-management program was launched, which further contributed to the sustained growth through the end of the year.

In Japan, net sales revenues increased approximately $0.6 million, or 27.4 percent, for the three months ended March 31, 2014, compared to the same period in 2013.  In local currency, net sales increased 42.2 percent, compared to the same period in 2013. Fluctuations in foreign exchange rates had a $0.3 million unfavorable impact on net sales for the three months ended March 31, 2014. New products and programs introduced and implemented to stimulate activity had a positive impact in the second half of 2013. In addition, as referenced above, in order to provide a more stable platform for growth, we made the decision to cease to operate under the NSP brand and to combine the NSP Japan and Synergy Japan businesses, and operate as a single entity from January 2014 forward. As part of this transition, we allowed NSP Japan Distributors to transfer their businesses to our Synergy Japan brand.

In Europe, net sales revenues decreased approximately $1.4 million, or 15.6 percent, for the three months ended March 31, 2014, compared to the same period in 2013. In local currency, net sales decreased 18.6 percent for the three months ended March 31, 2014, compared to the same period in 2013. Fluctuations in foreign exchange rates had a $0.3 million favorable impact on net sales for the three months ended March 31, 2014. The successful resolution of temporary shipping restrictions imposed by the Norwegian Food Authority, which had adversely impacted net sales in the fourth quarter of 2012, had a favorable impact on 2013 net sales. Due to the backlog of sales orders from 2012 that was released in the first quarter of 2013 in Norway, Synergy Europe net sales decreased in 2014 as compared to 2013.

In North America, net sales revenues decreased approximately $0.2 million, or 5.5 percent, for the three months ended March 31, 2014, compared to the same period in 2013. The decline in sales is primarily driven by lower Distributor recruiting.  The lack of recruiting, retention and training efforts has been the primary driver for this decrease. Growth initiatives have been developed and implemented to more effectively support recruiting, retention and training activity.

Further information related to NSP Americas, Asia Pacific and Europe, NSP Russia, Central and Eastern Europe, and Synergy WorldWide business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue decreased to 24.1 percent for the three months ended March 31, 2014, compared to 25.3 percent for the same period in 2013. The decrease was primarily due to changes in product mix between markets, lower raw material costs as well as lower in market distribution costs, partially offset by increased importation fees (customs and duties) related to higher transfer prices within some of our foreign markets.

Volume Incentives

Volume incentives as a percent of net sales revenue increased to 37.3 percent for the three months ended March 31, 2014, compared to 36.3 percent for the same period in 2013. The increase was primarily due to net sales increases in markets that pay a higher sales commission in our Synergy WorldWide segment.

Selling, General and Administrative

Selling, general and administrative expenses decreased by approximately $0.4 million to $29.8 million for the three months ended March 31, 2014. Selling, general and administrative expenses were 31.1 percent of net sales revenue for the three months ended March 31, 2014, compared to 31.2 percent for the same period in 2013. Selling, general and administrative expenses decreased due to $1.4 million of one-time severance costs and the acceleration of stock option expense incurred related to the resignation of our former Chief Executive Officer that were incurred in 2013, partially offset by $1.0 million of increased compensation, health insurance and other benefit costs as a result of the Company’s incremental investment in sales, marketing, science and product development personnel and programs in 2014.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2014 decreased $1.4 million compared to the same period in 2013 due to foreign exchange rate losses of $0.8 million incurred in Venezuela.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended March 31, 2014 and 2013, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was (59.6) percent and 33.1 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2014, was primarily attributed to foreign tax credits arising from intercompany dividends of $21.5 million paid by foreign subsidiaries to the U.S. corporation. This discrete first quarter item resulted in an income tax benefit of $6.7 million for the three months ended March 31, 2014.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2013, was primarily attributed to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances (-9.7 percent), offset, in part, by an increase in tax liabilities associated with uncertain tax positions (7.7 percent).

Changes to the effective rate due to dividends received from foreign subsidiaries, impact of foreign tax credits and the unremitted earnings calculation are expected to be recurring, although it is unlikely that these items will again have an impact as large as what occurred in the three months ended March 31, 2014. Depending on various factors, changes from the foregoing items may be favorable or unfavorable in a particular period.

The Company’s U.S. federal income tax returns for 2009 through 2012 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2007 through 2013. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 through 2011 tax years.

As of March 31, 2014, the Company had accrued $12.3 million of liabilities related to unrecognized tax benefits compared with $12.4 million as of December 31, 2013. This net decrease was primarily attributed to the Venezuela currency devaluation, partially offset by transfer pricing contingencies, including increases in penalties and interest.

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

Product Categories

Our line of over 700 products includes several different product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. We purchase herbs and other raw materials in bulk and, after quality control testing, we formulate, encapsulate, tablet or concentrate them, and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our products in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that our contract manufacturers have complied with our specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2014 and 2013, by business segment.

	Three Months Ended March 31,
	2014		2013
NSP Americas, Asia Pacific and Europe:
General health	$21,311	42.0%	$22,472	42.3%
Immune	6,582	13.0	6,986	13.1
Cardiovascular	3,491	6.9	3,435	6.5
Digestive	14,911	29.4	15,446	29.1
Personal care	1,052	2.1	1,481	2.8
Weight management	3,326	6.6	3,317	6.2
Total NSP Americas, Asia Pacific and Europe	50,673	100.0%	53,137	100.0%

NSP Russia, Central and Eastern Europe:
General health	$5,545	36.9%	$5,760	35.7%
Immune	1,968	13.1	2,101	13.0
Cardiovascular	938	6.2	1,138	7.0
Digestive	3,947	26.3	4,046	25.1
Personal care	1,868	12.4	2,359	14.6
Weight management	771	5.1	736	4.6
Total NSP Russia, Central and Eastern Europe	15,037	100.0%	16,140	100.0%

Synergy WorldWide:
General health	$10,753	35.8%	$8,668	31.9%
Immune	211	0.7	392	1.4
Cardiovascular	10,444	34.7	11,089	40.8
Digestive	5,017	16.7	4,864	17.9
Personal care	1,736	5.8	1,742	6.4
Weight management	1,882	6.3	447	1.6
Total Synergy WorldWide	30,043	100.0%	27,202	100.0%

Consolidated:
General health	$37,609	39.3%	$36,900	38.3%
Immune	8,761	9.2	9,479	9.8
Cardiovascular	14,873	15.5	15,662	16.2
Digestive	23,875	24.9	24,356	25.2
Personal care	4,656	4.9	5,582	5.8
Weight management	5,979	6.2	4,500	4.7
Total Consolidated	$95,753	100.0%	$96,479	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
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

Synergy WorldWide:

Core Greens®, Mistica®, Noni Plus, NutriBurst, Spirulina Vegi-Cap

Immune	We manufacture or contract with independent manufacturers to supply immune products. The immune line has been designed to offer products that support and strengthen the human immune system.

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

Distribution and Marketing

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

As of March 31, 2014, we had approximately 329,800 active Distributors and customers worldwide who purchase our products directly from the Company. In addition, our products can be purchased directly from our Distributors. A person who joins our independent sales force begins as a Distributor. An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor or by signing up through the Company, where they will then be assigned a Distributor as a sponsor. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. Managers resell our products to Distributors within their sales group or directly to customers, or use the products themselves. As of March 31, 2014, we had approximately 17,200 active Managers worldwide. In many of our markets, our Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended March 31, 2014 and 2013 are set forth in our Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

Our revenue is highly dependent upon the number and productivity of our Managers, Distributors and customers.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of Managers, Distributors and customers.

The following table provides information concerning the number of total Managers, Distributors and customers by segment, as of the dates indicated;

Total Managers, Distributors and Customers by Segment as of March 31,

	2014		2013
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	324,400	8,300	338,500	9,100
NSP Russia, Central and Eastern Europe	259,300	5,200	253,400	6,000
Synergy WorldWide	116,400	3,700	118,300	3,100
	700,100	17,200	710,200	18,200

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated;

Active Distributors and Customers by Segment as of March 31,

	2014	2013
	Distributors & Customers	Distributors & Customers

NSP Americas, Asia Pacific and Europe	151,700	157,300
NSP Russia, Central and Eastern Europe	125,200	130,000
Synergy WorldWide	52,900	53,900
	329,800	341,200

“Active Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated. All of our Managers are active.

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated;

New Managers, Distributors and Customers by Segment for the Quarter Ended March 31,

	2014		2013
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	35,500	1,000	37,700	1,000
NSP Russia, Central and Eastern Europe	22,400	400	23,000	400
Synergy WorldWide	17,000	600	18,500	500
	74,900	2,000	79,200	1,900

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated;

New Managers, Distributors and Customers by Segment for the Twelve Months Ended March 31,

	2014		2013
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	146,300	3,800	157,800	4,000
NSP Russia, Central and Eastern Europe	88,700	1,600	80,000	1,500
Synergy WorldWide	70,300	2,100	74,300	1,800
	305,300	7,500	312,100	7,300

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2014, working capital was $81.8 million, compared to $80.0 million as of December 31, 2013.  At March 31, 2014, we had $71.5 million in cash and cash equivalents, of which $38.7 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $2.0 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows. During the quarter ended March 31, 2014, we repatriated $21.5 million of foreign cash through intercompany dividends and have flexibility to invest in our business.

Our net consolidated cash (outflows) inflows are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Operating activities	$490	$7,823
Investing activities	(4,587)	(1,240)
Financing activities	(847)	(1,784)

For the three months ended March 31, 2013, operating activities provided cash in the amount of $0.5 million compared to $7.8 million for the same period in 2013. Operating cash flows decreased due to the timing of payments and receipts for accounts receivable, prepaid expenses and other current assets, inventories, other assets, accrued volume incentives, accrued liabilities and income taxes payable, and were partially offset by the timing of payments and receipts for accounts payable and deferred revenue.

The decrease in accrued liabilities is primarily due to the timing of employee bonus payments, salary and other payroll accruals and the payment of a one-time customs audit assessment in our Synergy South Korea market (accrued in the prior year). Long-term deferred income tax assets and current prepaid expenses and other increased as a result of the repatriation of $21.5 million in cash from foreign affiliates, which created foreign tax credit carryforwards in addition to the one-time income tax benefit in the consolidated statement of operations for the three months ended March 31, 2014.

Capital expenditures related to the purchase of equipment, computer systems and software for the three months ended March 31, 2014 and 2013, were $4.6 million and $1.2 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by mid-2016.

During the three months ended March 31, 2014 and 2013, we used cash to pay dividends in an aggregate amount of $0 and $1.6 million, respectively.

The Board of Directors authorized a $10 million share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund the share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility. At March 31, 2014, the remaining balance available for repurchases under the program was $7.5 million.

During the three months ended March 31, 2014 and 2013, we used cash to make principal payments of $0.8 million and $0.8 million on our term credit facility, respectively. The term credit facility is secured by the Company’s manufacturing facility in Spanish Fork, Utah.

The Company has a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that matures September 1, 2015.  The Company pays an annual commitment fee of 0.25 percent on the unused portion of the commitment and LIBOR plus 1.25 percent on any borrowings on the agreement (1.50 percent as of March 31, 2014). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The Company borrowed $10.0 million under this credit line in August 2013 for general business purposes. The Company retains ample capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. As of March 31, 2014, the outstanding balance under the revolving credit agreement was $10.0 million.

These loans contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of March 31, 2014, the Company was in compliance with these debt covenants.

We believe that cash generated from operations, along with available cash and cash equivalents will be sufficient to fund our normal operating needs, including dividends, share repurchases, and capital expenditures, as well as certain potential business development activity. However, among other things, a prolonged economic downturn, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of March 31, 2014 and December 31, 2013, we did not consider any of our long-lived assets to be impaired.

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

Foreign Currency Risk

During the three months ended March 31, 2014, approximately 60.7 percent of our net sales revenue and approximately 57.2 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended March 31, 2014 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$95,753	(3,594)	(3.8)%	$(5,157)	(5.4)%	$(7,907)	(8.3)%

Cost and expenses
Cost of sales	23,106	(944)	(4.1)	(1,354)	(5.9)	(2,076)	(9.0)
Volume incentives	35,717	(1,355)	(3.8)	(1,944)	(5.4)	(2,981)	(8.3)
Selling, general and administrative	29,758	(894)	(3.0)	(1,283)	(4.3)	(1,967)	(6.6)

Operating income	$7,172	(401)	(5.6)%	$(576)	(8.0)%	$(883)	(12.3)%

Certain of our operations, including Russia and Ukraine, are served by a U.S. subsidiary through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within our financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of our products and the purchasing power of our Managers, Distributors and customers within these markets. As a result of the current tension between Russia and Ukraine, the Ukrainian hryvnia has weakened significantly against the U.S. dollar, impacting net sales in this market.  Should the conflict continue to escalate, exchanges rates for the Ukrainian hryvnia, as well as the Russian ruble, could weaken further against the U.S. dollar, further impacting net sales in these markets.

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of March 31, 2014 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Cash and cash equivalents	$71,467	$(2,109)	(3.0)%	$(3,283)	(4.6)%	$(5,349)	(7.5)%
Accounts receivable, net	11,498	(292)	(2.5)	(418)	(3.6)	(642)	(5.6)

Accounts payable	5,174	(59)	(1.1)	(85)	(1.6)	(131)	(2.5)

Net Financial Instruments Subject to Exchange Rate Risk	$77,791	$(2,342)	(3.0)%	$(3,616)	(4.6)%	$(5,860)	(7.5)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of March 31, 2014, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of March 31, 2014 (dollar amounts in thousands).

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of March 31, 2014
Cash and cash equivalents
European Markets (Euro)	$5,608	0.7
South Korea (Won)	5,279	1,071.0
Venezuela (Bolivar)	2,578	11.3
Japan (Yen)	2,395	102.8
Colombia (Peso)	1,953	1,867.2
Canada (Dollar)	1,928	1.1
United Kingdom (Pound Sterling)	1,763	0.6
Thailand (Baht)	1,216	32.6
Other	7,031	Varies
Total foreign denominated cash and cash equivalents	29,751
U.S. dollars held by foreign subsidiaries	8,945
Total cash and cash equivalents held by foreign subsidiaries	$38,696

During the quarter ended March 31, 2014, we repatriated $21.5 million of foreign cash through intercompany dividends and have flexibility to invest in our business.

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of March 31, 2014
Accounts receivable
South Korea (Won)	$1,412	1,071.0
Other	1,913	Varies
Total accounts receivable held by foreign subsidiaries	$3,325

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

Three months ended March 31,	2014	2013
Canada (Dollar)	1.1	1.0
European Markets (Euro)	0.7	0.8
Japan (Yen)	102.8	92.2
South Korea (Won)	1,071.3	1,089.5
Mexico (Peso)	13.2	12.6

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the three months ended March 31, 2014, Venezuela and Belarus were considered to be highly inflationary. During the three months ended March 31, 2014 and 2013, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.4 percent and 2.2 percent of consolidated net sales revenue, respectively. During the three months ended March 31, 2014 and 2013, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.5 percent and 2.3 percent of consolidated net sales revenue, respectively. With the exception of Venezuela and Belarus, there were no other countries considered to have a highly inflationary economy during the three months ended March 31, 2014 and 2013.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On March 31, 2014, we had investments of $2.0 million of which $0.4 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a two-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

Please refer to Note 10 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as our recent SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2013, for information regarding the status of certain legal proceedings that have been previously reported.

Item 1A.            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business or our consolidated financial statements, results of operations, and cash flows. Additional risks not currently known to us, or risks that we currently believe are not material, may also impair our business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Second Amended and Restated Bylaws

31.1(2)	Certification of Interim Chief Executive Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

31.2(2)	Certificate of Chief Financial Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

32.1(2)	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following financial information from the quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc. for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)         Previously filed with the SEC on May 19, 2013 as an exhibit to Form 8-K and is incorporated herein by reference.

(2)         Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: May 8, 2014	/s/ Gregory L. Probert
Gregory L. Probert, Chairman of the Board and Chief Executive Officer

Date: May 8, 2014	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer