Form 10-Q
period 2014-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2014-08-07
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to             .

Commission File Number: 001-34483

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

The number of shares of Common Stock, no par value, outstanding on July 25, 2014, was 16,202,840 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, is included from time to time in our reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2013, as well as our quarterly reports on Form 10-Q, particularly under the captions “Forward-Looking Statements” and “Risk Factors.” but include the following:

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

•             product liability claims; and

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$68,555	$77,247
Accounts receivable, net of allowance for doubtful accounts of $663 and $1,087, respectively	9,010	10,206
Investments available for sale	2,024	2,006
Inventories	40,477	41,910
Deferred income tax assets	5,596	5,711
Income tax receivable	8,447	6,665
Prepaid expenses and other	5,330	4,849
Total current assets	139,439	148,594

Property, plant and equipment, net	41,066	32,022
Investment securities	1,022	971
Intangible assets, net	779	853
Deferred income tax assets	13,930	9,928
Other assets	8,943	7,244
	$205,179	$199,612

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,800	$5,664
Accrued volume incentives	19,322	19,206
Accrued liabilities	29,087	34,893
Deferred revenue	3,745	4,173
Current installments of long-term debt and revolving credit facility	572	2,267
Income taxes payable	1,575	2,366
Total current liabilities	60,101	68,569

Liability related to unrecognized tax benefits	13,223	12,402
Long-term debt and revolving credit facility	10,000	10,000
Deferred compensation payable	1,022	971
Other liabilities	2,638	2,411
	86,984	94,353

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 16,203 and 16,179 shares issued and outstanding as of June 30, 2014, and December 31, 2013, respectively	85,414	83,122
Retained earnings	45,762	36,100
Accumulated other comprehensive loss	(12,981)	(13,963)
Total shareholders’ equity	118,195	105,259
	$205,179	$199,612

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,
	2014	2013

Net sales revenue	$94,325	$93,675
Cost of sales	(23,372)	(22,630)
Gross profit	70,953	71,045

Operating expenses:
Volume incentives	34,834	34,525
Selling, general and administrative	30,305	28,709
Operating income	5,814	7,811
Other income (loss), net	(378)	1,482
Income before provision for income taxes	5,436	9,293
Provision for income taxes	2,202	3,241
Net income	$3,234	$6,052

Basic and diluted net income per common share

Basic:
Net income	$0.20	$0.38

Diluted:
Net income	$0.20	$0.38

Weighted average basic common shares outstanding	16,187	15,896
Weighted average diluted common shares outstanding	16,224	16,112

Dividends declared per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,
	2014	2013

Net income	$3,234	$6,052
Foreign currency translation gain (loss) (net of tax)	793	(2,040)
Net unrealized gains on investment securities (net of tax)	8	6
Total comprehensive income	$4,035	$4,018

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Net sales revenue	$190,078	$190,154
Cost of sales	(46,478)	(47,075)
Gross profit	143,600	143,079

Operating expenses:
Volume incentives	70,551	69,500
Selling, general and administrative	60,063	58,826
Operating income	12,986	14,753
Other income (loss), net	(1,493)	1,812
Income before provision for income taxes	11,493	16,565
Provision (benefit) for income taxes	(1,406)	5,649
Net income	$12,899	$10,916

Basic and diluted net income per common share

Basic:
Net income	$0.80	$0.69

Diluted:
Net income	$0.79	$0.68

Weighted average basic common shares outstanding	16,183	15,860
Weighted average diluted common shares outstanding	16,392	16,079

Dividends declared per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Net income	$12,899	$10,916
Foreign currency translation gain (loss) (net of tax)	971	(3,926)
Net unrealized gains on investment securities (net of tax)	11	30
Total comprehensive income	$13,881	$7,020

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,899	$10,916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	110	19
Depreciation and amortization	2,375	2,181
Share-based compensation expense	2,082	1,930
Loss on sale of property and equipment	19	25
Deferred income taxes	(3,887)	183
Amortization of bond discount	1	1
Purchase of trading investment securities	(98)	(36)
Proceeds from sale of trading investment securities	93	193
Realized and unrealized gains on investments	(44)	(33)
Foreign exchange losses (gains)	1,390	(1,583)
Changes in assets and liabilities:
Accounts receivable	1,165	229
Inventories	1,384	1,163
Prepaid expenses and other current assets	(2,331)	(642)
Other assets	(1,467)	103
Accounts payable	410	(1,296)
Accrued volume incentives	19	1,643
Accrued liabilities	(5,568)	699
Deferred revenue	(428)	(901)
Income taxes payable	(858)	401
Liability related to unrecognized tax benefits	821	216
Deferred compensation payable	51	(125)
Net cash provided by operating activities	8,138	15,286
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,568)	(2,332)
Proceeds from sale of property, plant and equipment	3	46
Purchase of investments available for sale	(18)	(75)
Proceeds from investments available for sale	51	—
Net cash used in investing activities	(11,532)	(2,361)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(3,237)	(3,170)
Principal payments of long-term debt and revolving credit facility	(1,695)	(1,391)
Proceeds from the exercise of stock options	210	1,356
Net cash used in financing activities	(4,722)	(3,205)
Effect of exchange rates on cash and cash equivalents	(576)	(1,666)
Net increase (decrease) in cash and cash equivalents	(8,692)	8,054
Cash and cash equivalents at the beginning of the period	77,247	79,241
Cash and cash equivalents at the end of the period	$68,555	$87,295
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,062	$5,407
Cash paid for interest	106	32

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

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. The Company also exports its products to Argentina, Australia, Chile, Israel, New Zealand, Norway, and the United Kingdom.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of June 30, 2014, and for the three- and six-month periods ended June 30, 2014 and 2013.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2014.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Classification of Venezuela as a Highly Inflationary Economy and Devaluation of Its Currency

Since January 1, 2010, Venezuela has been designated as a highly inflationary economy. Accordingly, the U.S. dollar became the functional currency for the Company’s subsidiary in Venezuela. On February 11, 2013, the Venezuelan government’s currency control agency (“CADIVI”), announced the further devaluation of the bolivar to 6.3 bolivars per U.S. dollar. In addition, the CADIVI enacted a new currency exchange mechanism, the First Complementary System for Foreign Currency Administration (“SICAD 1”), and mandated foreign entities domiciled in Venezuela to formally apply and be approved by the CADIVI to obtain U.S. dollars through banking institutions approved by the Venezuelan government at the official CADIVI exchange rate of 6.3 bolivars per U.S. dollar or at the official SICAD 1 exchange rate of 11.3 bolivars per U.S. dollar. On a weekly basis, the CADIVI determined how many U.S. dollars would be sold and which previously approved companies would be authorized to obtain them. Companies were approved to obtain U.S. dollars based on the individual products that they imported and sold in Venezuela. Products that are considered to be more beneficial to consumers in Venezuela, such as medicinal products, were approved for payment at the official CADIVI exchange rate of 6.3, while other beneficial products, such as dietary supplements, were approved for payment at the official SICAD 1 exchange rate of 11.3.   Foreign entities domiciled in Venezuela pay bolivars to the Venezuela Central Bank, which then pays U.S. dollars directly to the foreign entities to limit the amount of U.S. dollars available within Venezuela. The Company is currently in the process of registering its products in order to obtain U.S. dollars at the official CADAVI exchange rate of 6.3 or the official SICAD 1 exchange rate of 11.3. The Company has not successfully obtained U.S. dollars at the CADIVI exchange rate since the establishment of the SICAD 1 currency exchange mechanism.

Effective January 24, 2014, additional changes to the country’s foreign exchange system were enacted by the Venezuelan government that expanded the types of products that could be subject to the weekly SICAD 1 auction process. In addition, a new currency control agency (“CENCOEX”) was established to replace the CADIVI. The CENCOEX official exchange rate was maintained at the CADIVI official exchange rate 6.3 bolivars per U.S. dollar. The CENCOEX also enacted a new currency exchange mechanism, the Second Complementary System for Foreign Currency Administration (“SICAD 2”) that will supplement and coexist with the SICAD 1 currency exchange mechanism. The SICAD 2 is expected to provide a greater supply of U.S. dollars from sources other than the Venezuelan government and to allow all sectors and companies to participate. The SICAD 2 is intended to more closely resemble a market-driven exchange rate than the official CENCOEX and SICAD 1 exchange rates of 6.3 and 11.3, respectively. As of June 30, 2014, the SICAD 2 exchange rate was approximately 50.0 bolivars per U.S. dollar.

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

During the three months ended June 30, 2014 and 2013, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.6 percent and 2.0 percent of consolidated net sales revenue, respectively.  During the six months ended June 30, 2014 and 2013, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.0 percent and 2.1 percent of consolidated net sales revenue, respectively.  As of June 30, 2014 and December 31, 2013, the Company’s Venezuelan subsidiary held cash and cash equivalents of $2,906 and $3,922, respectively. As of June 30, 2014 and December 31, 2013, the Company’s Venezuelan subsidiary held net assets of $4,884 and $5,721, respectively, of which was property, plant and equipment of $3,016 and $3,207, respectively.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

Since June 30, 2012, Belarus has been designated as a highly inflationary economy. The U.S. dollar is the Company’s functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of the Company’s Distributors in this market has diminished. During the three months ended June 30, 2014 and 2013, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.3 percent and 1.9 percent of consolidated net sales revenue, respectively. During the six months ended June 30, 2014 and 2013, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.4 percent and 2.1 percent of consolidated net sales revenue, respectively.

Strategic Alliance with Fosun Pharma

On June 26, 2014, the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), a leading healthcare company in the People’s Republic of China (“China”), announced the signing of definitive agreements with respect to the formation of a China joint venture to market and distribute Nature’s Sunshine and Synergy products in China and a concurrent investment by Fosun Pharma of approximately $46,300 in Nature’s Sunshine common stock to be issued pursuant to a private placement transaction. Nature’s Sunshine intends to use the net proceeds of the private placement transaction to fund its share of the China joint venture and pay a cash dividend of $1.50 per share contingent upon transaction closing.  The amount of the cash dividend paid to shareholders is expected to be approximately $29,000. The parties anticipate closing the joint venture and private placement transaction in the third quarter of 2014, subject to customary closing conditions including the receipt of required regulatory approvals.

Nature’s Sunshine and Fosun Pharma have agreed to enter into a joint venture in China which will be owned 80 percent by Nature’s Sunshine and 20 percent by a wholly-owned subsidiary of Fosun Pharma. The joint venture will be capitalized initially with $16,000 from Nature’s Sunshine and $4,000 from Fosun Pharma.  The launch of the joint venture is subject to customary conditions, including regulatory approvals by the Chinese government. The Company will consolidate the joint venture in its consolidated financial statements, with the 20 percent Fosun Pharma interest presented as a noncontrolling interest.

The joint venture, known as Nature’s Sunshine Hong Kong Limited, expects to market and distribute Nature’s Sunshine products in China.  Nature’s Sunshine Hong Kong Limited currently anticipates deploying a multi-brand, multi-channel go-to-market strategy that offers select Nature’s Sunshine-branded products through certain of Fosun Pharma’s existing retail locations across China, and select Synergy-branded products through a direct selling model.  The time to market will be dependent upon regulatory processes, including product registration, permit and license approvals.

Pursuant to a concurrent private placement transaction, Nature’s Sunshine has agreed to issue approximately 2,860 shares of unregistered common stock to Fosun Pharma at a price of $16.19 per share, representing aggregate proceeds to Nature’s Sunshine of approximately $46,300. The purchase price represents a 10 percent premium to Nature’s Sunshine’s average stock price over the trailing 30 business day period as of June 26, 2014.  Upon the closing of the sale, Fosun Pharma will own approximately 15% of Nature’s Sunshine outstanding common shares. Nature’s Sunshine has granted Fosun Pharma certain registration rights with respect to the private placement shares.  In addition, Nature’s Sunshine has agreed to initially appoint one director designated by Fosun Pharma to its board of directors.  The issuance and sale of the shares is subject to customary closing conditions, including the consummation of the joint venture transaction and is expected to close concurrently with the joint venture transaction.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 Presentation of Financial Statements (Topic 740) and Property, Plant, and Equipment (Topic 360): “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This update changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in this update are effective for interim and annual periods beginning after December 15, 2014.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As such, this update affects an entity that either enters into contracts with customers or transfers goods and services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606. The amendments in this update are effective for interim and annual periods beginning after December 15, 2015.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12 Compensation — Stock Compensation (Topic 718): “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this update are effective for interim and annual periods beginning after December 15, 2015.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

(2)                     Inventories

The composition of inventories is as follows:

	June 30,	December 31,
	2014	2013
Raw materials	$11,887	$10,848
Work in progress	800	740
Finished goods	27,790	30,322
Total inventory	$40,477	$41,910

(3)                     Intangible Assets

At June 30, 2014, and December 31, 2013, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $984 and $910, and a net amount of $779 and $853, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended June 30, 2014 and 2013, was $37 and $37, respectively. Amortization expense for intangible assets for the six months ended June 30, 2014 and 2013 was $74 and $74, respectively.  Estimated amortization expense for the next succeeding fiscal year thereafter is $149 followed by four fiscal years with estimated amortization expense of $91.

(4)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$401	$5	$—	$406
U.S. government securities funds	998	—	(11)	987
Equity securities	227	412	(8)	631
Total short-term investment securities	$1,626	$417	$(19)	$2,024

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$403	$12	$—	$415
U.S. government securities funds	997	—	(14)	983
Equity securities	227	386	(5)	608
Total short-term investment securities	$1,627	$398	$(19)	$2,006

The municipal obligations held at a fair value of $406 at June 30, 2014, all mature in less than two years.

During the six-month periods ended June 30, 2014 and 2013, the proceeds from the sales of available-for-sale securities were $51 and $0, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the six-month periods ended June 30, 2014 and 2013, respectively.

The Company’s trading securities portfolio totaled $1,022 at June 30, 2014, and $971 at December 31, 2013, and generated gains of $44 and $33 for the six months ended June 30, 2014 and 2013.

As of June 30, 2014 and December 31, 2013, the Company had unrealized losses of $11 and $14, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

(5)                     Long-Term Debt

The Company’s revolving credit agreement with Wells Fargo Bank, N.A., permits the Company to borrow up to $25,000 through August 9, 2014, bearing interest at LIBOR plus 1.25 percent (1.50 percent as of June 30, 2014 and December 31, 2013). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. Currently, the revolving credit agreement matures on September 1, 2015.  At June 30, 2014 and December 31, 2013, the outstanding balance under the revolving credit agreement was $10,000.

A term loan of $10,000 was obtained in conjunction with the revolving credit agreement with Wells Fargo Bank, N.A. and has a maturity date of August 9, 2014, and a variable interest rate of LIBOR plus 1.25 percent (1.50 percent as of each of June 30, 2014 and December 31, 2013). The outstanding balance under the term loan was $572 and $2,267 as of June 30, 2014 and December 31, 2013, respectively. The term loan is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

The various debt agreements contain restrictions on liquidity, leverage, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company is in compliance with these debt covenants as of June 30, 2014.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,234	$6,052	$12,899	$10,916

Basic weighted average shares outstanding	16,187	15,896	16,183	15,860

Basic net income per common share	$0.20	$0.38	$0.80	$0.69

Diluted weighted average shares outstanding
Basic weighted average shares outstanding	16,187	15,896	16,183	15,860
Weighted average stock options outstanding	37	216	209	219
Diluted weighted average shares outstanding	16,224	16,112	16,392	16,079

Diluted net income per common share	$0.20	$0.38	$0.79	$0.68

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	133	146	133	163

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	653	306	468	428

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

On March 17, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,618 that was paid on April 7, 2014, to shareholders of record on March 28, 2014. On May 7, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,619 that was paid on June 2, 2014, to shareholders of record on May 21, 2014.

Share Repurchase Program

On August 8, 2013, the Board of Directors authorized a $10,000 share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. Due to a blackout period beginning in mid-December 2013 and the subsequent negotiations with Fosun Pharma for a strategic alliance, the Company has not repurchased any shares of its common stock under the share repurchase program in 2014. At June 30, 2014, the remaining balance available for repurchases under the program was $7,454.

Share-Based Compensation

Stock option activity for the six months ended June 30, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2013	1,926	$12.54
Granted	258	15.38
Expired	(16)	13.55
Exercised	(24)	8.84
Options outstanding at June 30, 2014	2,144	12.92

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

During the six-month period ended June 30, 2014, the Company issued options to purchase 258 shares of common stock under the 2012 Stock Incentive Plan to the Company’s executive officers and other employees, which are composed of time-based stock options. These options were issued with a weighted-average exercise price of $15.38 per share and a weighted-average grant date fair value of $6.53 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the six-month period ended June 30, 2014:

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

Share-based compensation expense from time-based stock options for the three-month periods ended June 30, 2014 and 2013, was approximately $719 and $729, respectively; the related tax benefit was approximately $284 and $288, respectively. Share-based compensation expense from time-based stock options for the six-month periods ended June 30, 2014 and 2013, was approximately $1,616 and $1,803, respectively; the related tax benefit was approximately $638 and $712, respectively. As of June 30, 2014 and December 31, 2013, the unrecognized share-based compensation expense related to the grants described above was $3,293 and $3,294, respectively. As of June 30, 2014, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.9 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the six-month period ended June 30, 2014.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $800 of potential share-based compensation expense.

At June 30, 2014, the aggregate intrinsic value of outstanding stock options to purchase 2,144 shares of common stock, exercisable stock options to purchase 1,096 shares of common stock and stock options to purchase 869 shares of common stock that are expected to vest was $8,975, $6,498 and $2,353, respectively. At December 31, 2013, the aggregate intrinsic value of outstanding options to purchase 1,926 shares of common stock, the exercisable options to purchase 838 shares of common stock, and options to purchase 905 shares of common stock expected to vest was $9,415, $6,069 and $3,179, respectively.

Restricted stock unit activity for the period ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2013	32	$12.47
Granted	140	13.85
Issued	—	—
Forfeited	(3)	14.38
Units outstanding at June 30, 2014	169	13.39

During the six-month period ended June 30, 2014, the Company issued 140 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Company’s Board, executive officers and other employees. The RSUs were issued with a weighted average grant date fair value of $13.85 per share and vest in annual installments over a four year period from the grant date.

RSUs are valued at the market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period.  For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. The Finnerty Model proposes to estimate a discount for lack of marketability such as transfer restrictions by using an option pricing theory. This model has gained recognition through its ability to address the magnitude of the discount by considering the volatility of a company’s stock price and the length of restriction. The concept underpinning the Finnerty Model is that restricted stock cannot be sold over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is approximately 17.5 percent for a common share.

Share-based compensation expense from RSUs for the three-month periods ended June 30, 2014 and 2013, was approximately $269 and $52, respectively; the related tax benefit was approximately $106 and $18, respectively. Share-based compensation expense from RSUs for the six-month periods ended June 30, 2014 and 2013, was approximately $466 and $127, respectively; the related tax benefit was approximately $184 and $44, respectively. As of June 30, 2014 and December 31, 2013, the unrecognized share-based compensation expense related to the grants described above was $1,533 and $62, respectively. As of June 30, 2014, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 2.1 years.

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

Reportable business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales revenue:
NSP Americas, Asia Pacific and Europe	$49,000	$53,416	$99,673	$106,553
NSP Russia, Central and Eastern Europe	12,838	14,978	27,875	31,118
Synergy WorldWide	32,487	25,281	62,530	52,483
Total net sales revenue	94,325	93,675	190,078	190,154

Contribution margin (1):
NSP Americas, Asia Pacific and Europe	19,725	22,305	40,646	44,261
NSP Russia, Central and Eastern Europe	4,563	5,523	9,959	11,506
Synergy WorldWide	11,831	8,692	22,444	17,812
Total contribution margin	36,119	36,520	73,049	73,579

Selling, general and administrative	30,305	28,709	60,063	58,826
Total operating income	5,814	7,811	12,986	14,753

Other income (expense), net	(378)	1,482	(1,493)	1,812
Income before provision for income taxes	$5,436	$9,293	$11,493	$16,565

(1)              Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales revenue for the three and six-month periods ended June 30, 2014 and 2013, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales revenue:
United States	$37,932	$40,195	$75,547	$79,343
South Korea	14,336	6,894	26,707	13,615
Other	42,057	46,586	87,824	97,196
	$94,325	$93,675	$190,078	$190,154

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NSP Americas, Asia Pacific and Europe:
General health	$22,091	$22,312	$43,402	$44,784
Immune	5,388	5,934	11,970	12,920
Cardiovascular	3,272	3,812	6,763	7,247
Digestive	14,156	15,572	29,067	31,018
Personal care	1,058	1,381	2,110	2,862
Weight management	3,035	4,405	6,361	7,722
	49,000	53,416	99,673	106,553
NSP Russia, Central and Eastern Europe:
General health	$4,831	$5,499	$10,376	$11,259
Immune	1,500	1,734	3,468	3,835
Cardiovascular	789	1,102	1,727	2,240
Digestive	3,451	4,020	7,398	8,066
Personal care	1,468	1,754	3,336	4,113
Weight management	799	869	1,570	1,605
	12,838	14,978	27,875	31,118
Synergy WorldWide:
General health	$11,689	$9,108	$22,442	$17,776
Immune	256	416	467	808
Cardiovascular	11,652	9,580	22,096	20,669
Digestive	4,953	3,958	9,970	8,822
Personal care	1,734	1,531	3,470	3,273
Weight management	2,203	688	4,085	1,135
	32,487	25,281	62,530	52,483
	$94,325	$93,675	$190,078	$190,154

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

	June 30, 2014	December 31, 2013
Property, plant and equipment:
United States	$35,271	$25,713
Venezuela	3,016	3,207
Other	2,779	3,102
Total property, plant and equipment	$41,066	$32,022

(9)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended June 30, 2014 and 2013, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was 40.5 percent and 34.9 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2014 and 2013, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was (12.2) percent and 34.1 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended June 30, 2014, was primarily attributed to state taxes and an increase in tax liabilities associated with uncertain tax positions, offset by a favorable domestic manufacturing deduction and net favorable foreign items related to tax rate differences and adjustments to foreign valuation allowances.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended June 30, 2013, was primarily attributed to an increase in tax liabilities associated with uncertain tax positions, in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2014, was primarily attributed to foreign tax credits arising from intercompany dividends of $21,500 paid by foreign subsidiaries to the U.S. corporation. This discrete item resulted in an income tax benefit of $6,720 for the six months ended June 30, 2014.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2013, was primarily attributed to an increase in tax liabilities associated with uncertain tax positions, in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances .

Changes to the effective rate due to dividends received from foreign subsidiaries, impact of foreign tax credits and the unremitted earnings calculation are expected to be recurring, although it is unlikely that these items will again have an impact as large as what occurred in the six months ended June 30, 2014. Depending on various factors, changes from the foregoing items may be favorable or unfavorable in a particular period.

The Company’s U.S. federal income tax returns for 2009 through 2012 are open to examination for federal tax purposes. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 through 2011 tax years. The Company has several foreign tax jurisdictions that have open tax years from 2007 through 2013.

As of June 30, 2014, the Company had accrued $13,223 of liabilities related to unrecognized tax benefits compared with $12,402, as of December 31, 2013. This net increase was primarily attributed to transfer pricing contingencies, including increases in penalties and interest.

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

Since late 2007, the Company has administered its sales in Belarus, Georgia, Kazakhstan, Moldova, Mongolia, Russia and Ukraine (the “Territories”) through an International Reseller Agreement (“Reseller Agreement”) with a third party general dealer (the “General Dealer”) based in Russia. The General Dealer administers the marketing and distribution of the Company’s products in the Territories. As a part of its services, the General Dealer provides certain discounts (the “Discounts”) to its network of dealers related to the costs associated with transporting the Company’s products from the General Dealer to the dealers.  In July 2013, the General Dealer began to withhold the amount of these Discounts from the funds remitted each month to the Company for the sale of the products, claiming that it is entitled to reimbursement for these costs under the Reseller Agreement.  These withholdings averaged approximately $330 per month and totaled approximately $3,000 at March 31, 2014.

The parties negotiated a resolution to the dispute, whereby the General Dealer paid the Company the $3,000 of Discounts withheld and relinquished all claims to the reimbursement of Discounts with respect to periods prior to July 2013, and the parties agreed to a new three-year international reseller agreement, effective April 1, 2014.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of June 30, 2014 and December 31, 2013, accrued liabilities include $4,759 and $6,312, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect of the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to value-added tax assessments and other civil litigation.  While there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $800.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of June 30, 2014:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$406	$—	$406
U.S. government security funds	987	—	—	987
Equity securities	631	—	—	631
Investment securities	1,022	—	—	1,022
Total assets measured at fair value on a recurring basis	$2,640	$406	$—	$3,046

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2013:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$415	$—	$415
U.S. government security funds	983	—	—	983
Equity securities	608	—	—	608
Investment securities	971	—	—	971
Total assets measured at fair value on a recurring basis	$2,562	$415	$—	$2,977

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

For the six months ended June 30, 2014, and for the year ended December 31, 2013, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the three and six months ended June 30, 2014 and 2013, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2013,our Quarterly Report on Form 10-Q for the period ended March 31, 2014, and our Reports on Form 8-K filed since the date of such Form 10-K.

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

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to Argentina, Australia, Chile, Israel, New Zealand, Norway and the United Kingdom.

During the second quarter of 2014, we experienced an increase in our consolidated net sales of 0.7 percent compared to the second quarter of 2013 (or 1.1 percent in local currencies). Synergy WorldWide net sales increased approximately 28.5 percent compared to the same period in 2013 (or 23.9 percent in local currencies). NSP Russia, Central and Eastern Europe net sales decreased approximately 14.3 percent compared to the same period in 2013.  NSP Americas, Asia Pacific and Europe net sales decreased approximately 8.3 percent compared to the same period in 2013 (or 5.4 percent in local currencies). Our most significant sales revenue growth was from our Synergy South Korea market during 2014. Gains in this market were partially offset by decreases in our NSP Russia, Central and Eastern Europe market and in our North American markets included within our NSP Americas, Asia Pacific and Europe and Synergy WorldWide segments.

Despite the robust net sales growth experienced in NSP Russia, Central and Eastern Europe in 2013, the Company must caution that near-term growth will undoubtedly be impacted by the political unrest in Ukraine and Russia. Also, the Company has negotiated a resolution to the contract dispute with its General Dealer, whereby the General Dealer paid the Company the entire sum of Discounts withheld and relinquished all claims to the reimbursement of Discounts with respect to periods prior to July 2013, and the parties agreed to a new three-year international reseller agreement, effective April 1, 2014. Under the terms of the new international seller agreement, the Company will pay an additional variable management fee of approximately $1.5 to $2.0 million annually going forward based upon current sales trends.

Over the same period, selling, general and administrative costs as a percentage of net sales revenue for 2014, increased to 32.1 percent from 30.6 percent in 2013. The increase in selling, general and administrative expenses was primarily related to professional fees of $0.8 million incurred in connection with the negotiation and execution of the strategic alliance with Fosun Pharma and $1.1 million associated with the evaluation of and negotiation with a company in an alternative distribution channel, which we ultimately declined to pursue.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors, some of whom also consume our products. Typically, a person who joins our independent sales force begins as a Distributor. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. On a worldwide basis, active Managers were approximately 15,700 and 17,100, and active Distributors and customers were approximately 302,500 and 331,000, at June 30, 2014 and 2013, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended June 30, 2014 and 2013 (dollar amounts in thousands).

	Three Months Ended June 30,		Three Months Ended June 30,
	2014		2013		Change
	Total	Percent of	Total	Percent of	Total
	dollars	net sales	dollars	net sales	dollars	Percentage
Net sales revenue	$94,325	100.0%	$93,675	100.0%	$650	0.7%
Cost of sales	(23,372)	(24.8)	(22,630)	(24.2)	(742)	(3.3)
	70,953	75.2	71,045	75.8	(92)	(0.1)

Volume incentives	34,834	36.9	34,525	36.9	309	0.9
SG&A expenses	30,305	32.1	28,709	30.6	1,596	5.6
Operating income	5,814	6.2	7,811	8.3	(1,997)	(25.6)
Other income (loss), net	(378)	(0.4)	1,482	1.6	(1,860)	(125.5)
Income before provision for income taxes	5,436	5.8	9,293	9.9	(3,857)	(41.5)
Provision for income taxes	2,202	2.4	3,241	3.4	(1,039)	(32.1)
Net income	$3,234	3.4%	$6,052	6.5%	$(2,818)	(46.6)%

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the six months ended June 30, 2014 and 2013 (dollar amounts in thousands).

	Six Months Ended June 30,		Six Months Ended June 30,
	2014		2013		Change
	Total	Percent of	Total	Percent of	Total
	dollars	net sales	dollars	net sales	dollars	Percentage
Net sales revenue	$190,078	100.0%	$190,154	100.0%	$(76)	(0.0)%
Cost of sales	(46,478)	(24.5)	(47,075)	(24.8)	597	1.3
	143,600	75.5	143,079	75.2	521	0.4

Volume incentives	70,551	37.1	69,500	36.5	1,051	1.5
SG&A expenses	60,063	31.6	58,826	30.9	1,237	2.1
Operating income	12,986	6.8	14,753	7.8	(1,767)	(12.0)
Other income (loss), net	(1,493)	(0.8)	1,812	0.9	(3,305)	(182.4)
Income before provision for income taxes	11,493	6.0	16,565	8.7	(5,072)	(30.6)
Provision (benefit) for income taxes	(1,406)	(0.8)	5,649	3.0	(7,055)	(124.9)
Net income	$12,899	6.8%	$10,916	5.7%	$1,983	18.2%

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

The following table summarizes the changes in our net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the three months ended June 30, 2014 and 2013;

	Net Sales Revenue by Operating Segment
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$36,829	$38,946	(5.4)%	$(197)	(4.9)%
NSP Latin America	11,265	12,088	(6.8)	(1,323)	4.1
NSP Other	906	2,382	(62.0)	—	(62.0)
	49,000	53,416	(8.3)	(1,520)	(5.4)

NSP Russia, Central and Eastern Europe	$12,838	$14,978	(14.3)%	$14	(14.4)%

Synergy WorldWide:
Synergy North America	$4,140	$4,579	(9.6)%	$—	(9.6)%
Synergy Asia Pacific	20,581	13,127	56.8	794	50.7
Synergy Europe	7,766	7,575	2.5	372	(2.4)
	32,487	25,281	28.5	1,166	23.9

	$94,325	$93,675	0.7%	$(340)	1.1%

The following table summarizes the changes in our net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the six months ended June 30, 2014 and 2013;

	Net Sales Revenue by Operating Segment
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$73,743	$77,601	(5.0)%	$(503)	(4.3)%
NSP Latin America	23,317	23,978	(2.8)	(1,901)	5.2
NSP Other	2,613	4,974	(47.5)	69	(48.9)
	99,673	106,553	(6.5)	(2,335)	(4.3)

NSP Russia, Central and Eastern Europe	$27,875	$31,118	(10.4)%	$21	(10.5)%

Synergy WorldWide:
Synergy North America	$8,099	$8,769	(7.6)%	$—	(7.6)%
Synergy Asia Pacific	39,176	27,270	43.7	348	42.4
Synergy Europe	15,255	16,444	(7.2)	639	(11.1)
	62,530	52,483	19.1	987	17.3

	$190,078	$190,154	(0.0)%	$(1,327)	0.7%

Consolidated net sales revenue for the three and six months ended June 30, 2014, was $94.3 million and $190.1 million compared to $93.7 million and $190.2 million for the same periods in 2013, or an increase of approximately 0.7 percent and flat, respectively. We experienced a $0.3 million and $1.3 million unfavorable impact in foreign currency exchange rate fluctuations in the three and six months ended June 30, 2014 and 2013, respectively, and our consolidated net sales revenue would have increased by 1.1 percent and 0.7 percent from 2013, excluding the negative impact. The increase in local currency net sales revenue for the three and six months ended June 30, 2014, compared to the same periods in 2013, is primarily due to an increase of net sales in our Synergy

WorldWide segment and was partially offset by a decline of net sales in our NSP Americas, Asia Pacific and Europe and NSP Russia, Central and Eastern Europe segments.

NSP Americas, Asia Pacific and Europe

Net sales revenue related to NSP Americas, Asia Pacific and Europe for the three and six months ended June 30, 2014, was $49.0 million and $99.7 million, compared to $53.4 million and $106.6 million for the same periods in 2013, or decreases of 8.3 percent and 6.5 percent, respectively. In local currency, net sales decreased 5.4 percent and 4.3 percent, compared to the same periods in 2013, respectively. Fluctuations in foreign exchange rates had a $1.5 million and $2.3 million unfavorable impact on net sales for the three and six months ended June 30, 2014, respectively. Active Managers within NSP Americas, Asia Pacific and Europe totaled approximately 7,800 and 9,000 at June 30, 2014 and 2013, respectively. Active Distributors and customers within NSP Americas, Asia Pacific and Europe totaled approximately 142,700 and 155,400 at June 30, 2014 and 2013, respectively. Segment net sales revenue and the number of Managers, Distributors and customers decreased primarily due to combining our NSP Japan business with our Synergy Japan business, the transition of the NSP United Kingdom business to an export market, and lower net sales in the United States. Managers and Distributors within NSP Americas, Asia Pacific and Europe are predominantly practitioners, retailers and consumers of our products. The Active Managers category includes Managers under our various compensation plans that have achieved and maintained certain product sales levels. As such, all Managers are considered to be active Managers. The Active Distributors and customers category includes our Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas, Asia Pacific and Europe:

In the United States, net sales revenues decreased approximately $1.8 million and $3.1 million, or 5.1 percent and 4.4 percent, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.  The second quarter of 2014 was adversely impacted by the movement of our national convention from the second quarter to first quarter, which transferred promotion sales from product launches at the convention to March 2014. Despite the change in convention timing, our new sales programs are continuing to gain traction, and we are beginning to see business improvement in those Distributor leaders that have been early adopters of the programs. However, many of our Distributors are still in the learning phase of these new programs, and it will take time to see overall momentum develop.

In Venezuela, net sales revenues decreased approximately $0.4 million and $0.2 million, or 21.1 percent and 5.4 percent, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. In local currency, net sales increased 35.6 percent and 27.7 percent, respectively, compared to the same periods in 2013. Fluctuations in foreign exchange rates had a $1.3 and $1.1 million unfavorable impact on net sales for the three and six months ended June 30, 2014, respectively, as the Company began reporting its results at the higher SICAD 1 exchange rate of 11.3 effective March 31, 2014. The increase in local currency net sales is due to price increases designed to offset the inflationary environment in addition to increased Manager and Distributor activity.

Due to the continued challenges in returning the NSP Japan business to growth, we made the decision to cease to operate under the NSP brand and to merge our NSP Japan business with our Synergy Japan business to create one unified approach to the market with a common product offering and business opportunity model. As part of this transition, we allowed NSP Japan Distributors to transfer their businesses to our Synergy Japan brand. The combined businesses began operating as Synergy Japan in January 2014, and provide a greater opportunity for a return to profitable growth. As such, we had no net sales revenue from NSP Japan for the three and six months ended June 30, 2014, compared to approximately $0.9 million and $1.7 million of net sales revenue for the same periods in 2013.

Due to the size of the NSP United Kingdom market, lack of net sales growth, and continuing operating losses, we made the decision to transition our NSP United Kingdom market to an export market, in which we sell our products to a locally managed entity independent of the Company that has distribution rights for the market, effective April 1, 2014. As such, our net sales revenue declined by $0.9 million as compared to the same period in 2013.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, Ukraine, and Belarus) for the three and six months ended June 30, 2014, was $12.8 million and $27.9 million, respectively, compared to $15.0 million and $31.1 million for the same periods in 2013, or decreases of 14.3 percent and 10.4 percent, respectively. Active Managers within NSP Russia, Central and Eastern Europe totaled approximately 4,600 and 5,000 at June 30, 2014 and 2013, respectively. Active Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 105,900 and 120,900 at June 30, 2014 and 2013, respectively. Net sales and the number of Managers, Distributors and customers buying and distributing our products decreased primarily as a result of the current political uncertainty in Ukraine and across the region, and the market decline in the value of the Ukrainian hryvnia and Russian ruble against the U.S. dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within our financial statements, the Company’s products in Ukraine and Russia are priced in U.S. dollars and therefore become more expensive when the local currency declines in value. At this time, we cannot estimate to what extent this unrest may have on our future results. Should the situation in the region escalate, our results could experience some weaknesss as a result. Nevertheless, our strong and renewed partnership with our local partner should provide a solid foundation to reignite growth once the situation stabilizes.

Synergy WorldWide

Net sales revenue related to Synergy WorldWide for the three and six months ended June 30, 2014, was $32.5 million, and $62.5 million, respectively, compared to $25.3 million and $52.5 million for the same periods in 2013, or increases of 28.5 percent and 19.1 percent, respectively. Fluctuations in foreign exchange rates had a $1.2 million and $1.0 million favorable impact on net sales for the three and six months ended June 30, 2014, respectively, and net sales revenue would have increased by 23.9 percent and 17.3 percent from 2013, excluding the positive impact, respectively. Active Managers within Synergy WorldWide totaled approximately 3,300 and 3,100 at June 30, 2014 and 2013, respectively. Active Distributors and customers within Synergy WorldWide totaled approximately 53,900 and 54,700 at June 30, 2014 and 2013, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach. Synergy WorldWide reported a growth of net sales revenue due to improvements in South Korea and Japan, partially offset by lower net sales in Europe and North America.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales revenues increased approximately $7.4 million and $13.1 million, or increases of 108.0 percent and 96.2 percent, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. In local currency, net sales increased 90.7 percent and 86.0 percent, respectively, compared to the same periods in 2013. Fluctuations in foreign exchange rates had a $1.2 and $1.4 million favorable impact on net sales for the three and six months ended June 30, 2014, respectively. Momentum has been sustained since September 2013 due to the Synergy WorldWide global summit held in South Korea and the launch of the SLMsmart weight-management program, which further contributed to sustained growth in combination with the continued strong Distributor leadership in this market.

In Japan, net sales revenues increased approximately $1.0 million and $1.6 million, or increases of 54.8 percent and 39.8 percent, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. In local currency, net sales increased 59.4 percent and 50.3 percent, respectively, compared to the same periods in 2013. Fluctuations in foreign exchange rates had a $0.1 and $0.4 million unfavorable impact on net sales for the three and six months ended June 30, 2014, respectively. In the second half of 2013, we introduced new products and implemented programs to stimulate activity, which had a positive impact in this market. In addition, as referenced above, in order to provide a more stable platform for growth, we made the decision to cease to operate under the NSP brand in Japan and to combine the NSP Japan and Synergy Japan businesses, and operate as a single entity from January 2014 forward. As part of this transition, we provided certain NSP products, a business opportunity and encouraged NSP Japan Distributors to transfer their businesses to our Synergy Japan brand. Due to the seamless transition of the previous NSP Japan Managers and Distributors to the Synergy brand, we were able to successfully maintain $0.4 million and $0.7 million in net sales revenue that was attributable NSP Japan’s historical sales force.

In Europe, net sales revenues increased approximately $0.2 million and decreased $1.2 million, or an increase of 2.5 percent and a decrease of 7.2 percent, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. In local currency, net sales decreased 2.4 percent and 11.1 percent, respectively, compared to the same periods in 2013. Fluctuations in foreign exchange rates had a $0.4 and $0.6 million favorable impact on net sales for the three and six months ended June 30, 2014, respectively. The successful resolution of temporary shipping restrictions imposed by the Norwegian Food Authority, which had adversely impacted net sales in the fourth quarter of 2012, had a favorable impact on the first half of 2013 net sales. Subsequent to this resolution, our Norway market has not returned to its previous growth rate thus resulting in a decline in net sales. Growth in several other European markets has been more than offset by the decline in Norway net sales,

In North America, net sales revenues decreased approximately $0.4 million and $0.7 million, or decreases of 9.6 percent and 7.6 percent, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decline in sales is primarily driven by lower Distributor recruiting.  Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation.

Further information related to NSP Americas, Asia Pacific and Europe, NSP Russia, Central and Eastern Europe, and Synergy WorldWide business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue increased slightly to 24.8 percent and decreased to 24.5 percent for the three and six months ended June 30, 2014, respectively, compared to 24.2 percent and 24.8 percent for the same periods in 2013. The increase in the cost of sales percentage for the three months ended June 30, 2014, was primarily due to discounting associated with product promotions designed to stimulate sales growth. The decrease in the cost of sales percentage for the six months ended June 30, 2014, was primarily due to changes in product mix between markets, lower raw material costs as well as lower in market distribution costs, partially offset by product discounting.

Volume Incentives

Volume incentives as a percent of net sales revenue increased to 37.1 percent for the six months ended June 30, 2014, compared to 36.5 percent for the same period in 2013. The year-to-date increase was primarily due to net sales increases in markets that pay a higher sales commission in our Synergy WorldWide segment.

Selling, General and Administrative

Selling, general and administrative expenses increased by approximately $1.6 million and $1.2 million to $30.3 million and $60.1 million for the three and six months ended June 30, 2014 and 2013, respectively. Selling, general and administrative expenses were 32.1 percent and 31.6 percent of net sales revenue for the three and six months ended June 30, 2014 and 2013, compared to 30.6 percent and 30.9 percent for the same periods in 2013, respectively. The increase in selling, general and administrative expenses was primarily related to professional fees of $0.8 million due to the strategic alliance with Fosun Pharma and $1.1 million the evaluation of and negotiation with a company with an alternative distribution channel, which we ultimately declined to pursue.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2014, decreased $1.9 million and $3.3 million compared to the same periods in 2013, respectively, due to foreign exchange rate losses, principally due to losses of $0.8 million incurred in Venezuela.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended June 30, 2014 and 2013, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was 40.5 percent and 34.9 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2014 and 2013, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was (-12.2 percent) and 34.1 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended June 30, 2014, was primarily attributed to state taxes and an increase in tax liabilities associated with uncertain tax positions, offset by a favorable domestic manufacturing deduction and net favorable foreign items related to tax rate differences and adjustments to foreign valuation allowances.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended June 30, 2013, was primarily attributed to an increase in tax liabilities associated with uncertain tax positions, in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2014, was primarily attributed to foreign tax credits arising from intercompany dividends of $21.5 million paid by foreign subsidiaries to the U.S. corporation. This discrete item resulted in an income tax benefit of $6.7 million for the six months ended June 30, 2014.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2013, was primarily attributed to an increase in tax liabilities associated with uncertain tax positions, in addition to net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances.

Changes to the effective rate due to dividends received from foreign subsidiaries, impact of foreign tax credits and the unremitted earnings calculation are expected to be recurring, although it is unlikely that these items will again have an impact as large as what occurred in the six months ended June 30, 2014. Depending on various factors, changes from the foregoing items may be favorable or unfavorable in a particular period.

The Company’s U.S. federal income tax returns for 2009 through 2012, are open to examination for federal tax purposes. The Internal Revenue Service (“IRS”) is currently conducting an audit of the Company’s U.S. federal income tax returns for the 2009 through 2011 tax years. The Company has several foreign tax jurisdictions that have open tax years from 2007 through 2013.

As of June 30, 2014, the Company had accrued $13.2 million of liabilities related to unrecognized tax benefits compared with $12.4 million as of December 31, 2013. This net increase was primarily attributed to transfer pricing contingencies, including increases in penalties and interest.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2014 and 2013, by business segment.

	Three Months Ended June 30,
	2014		2013
NSP Americas, Asia Pacific and Europe:
General health	$22,091	45.1%	$22,312	41.8%
Immune	5,388	11.0	5,934	11.1
Cardiovascular	3,272	6.7	3,812	7.1
Digestive	14,156	28.9	15,572	29.2
Personal care	1,058	2.1	1,381	2.6
Weight management	3,035	6.2	4,405	8.2
Total NSP Americas, Asia Pacific and Europe	49,000	100.0%	53,416	100.0%

NSP Russia, Central and Eastern Europe:
General health	$4,831	37.6%	$5,499	36.7%
Immune	1,500	11.7	1,734	11.6
Cardiovascular	789	6.2	1,102	7.4
Digestive	3,451	26.9	4,020	26.8
Personal care	1,468	11.4	1,754	11.7
Weight management	799	6.2	869	5.8
Total NSP Russia, Central and Eastern Europe	12,838	100.0%	14,978	100.0%

Synergy WorldWide:
General health	$11,689	36.0%	$9,108	36.0%
Immune	256	0.8	416	1.6
Cardiovascular	11,652	35.9	9,580	37.9
Digestive	4,953	15.2	3,958	15.7
Personal care	1,734	5.3	1,531	6.1
Weight management	2,203	6.8	688	2.7
Total Synergy WorldWide	32,487	100.0%	25,281	100.0%

Consolidated:
General health	$38,611	40.9%	$36,919	39.4%
Immune	7,144	7.6	8,084	8.6
Cardiovascular	15,713	16.7	14,494	15.5
Digestive	22,560	23.9	23,550	25.1
Personal care	4,260	4.5	4,666	5.0
Weight management	6,037	6.4	5,962	6.4
Total Consolidated	$94,325	100.0%	$93,675	100.0%

	Six Months Ended June 30,
	2014		2013
NSP Americas, Asia Pacific and Europe:
General health	$43,402	43.5%	$44,784	42.0%
Immune	11,970	12.0	12,920	12.1
Cardiovascular	6,763	6.8	7,247	6.8
Digestive	29,067	29.2	31,018	29.1
Personal care	2,110	2.1	2,862	2.7
Weight management	6,361	6.4	7,722	7.3
Total NSP Americas, Asia Pacific and Europe	99,673	100.0%	106,553	100.0%

NSP Russia, Central and Eastern Europe:
General health	$10,376	37.2%	$11,259	36.2%
Immune	3,468	12.5	3,835	12.3
Cardiovascular	1,727	6.2	2,240	7.2
Digestive	7,398	26.5	8,066	25.9
Personal care	3,336	12.0	4,113	13.2
Weight management	1,570	5.6	1,605	5.2
Total NSP Russia, Central and Eastern Europe	27,875	100.0%	31,118	100.0%

Synergy WorldWide:
General health	$22,442	35.9%	$17,776	33.9%
Immune	467	0.8	808	1.5
Cardiovascular	22,096	35.3	20,669	39.4
Digestive	9,970	15.9	8,822	16.8
Personal care	3,470	5.6	3,273	6.2
Weight management	4,085	6.5	1,135	2.2
Total Synergy WorldWide	62,530	100.0%	52,483	100.0%

Consolidated:
General health	$76,220	40.1%	$73,819	38.8%
Immune	15,905	8.4	17,563	9.2
Cardiovascular	30,586	16.1	30,156	15.9
Digestive	46,435	24.4	47,906	25.2
Personal care	8,916	4.7	10,248	5.4
Weight management	12,016	6.3	10,462	5.5
Total Consolidated	$190,078	100.0%	$190,154	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
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

Weight management

We manufacture or contract with independent manufacturers to supply a variety of weight management products. The weight management line has been designed to simplify the weight management process by providing healthy meal replacements and products that increase caloric burn rate.

NSP Americas, Asia Pacific and Europe; and NSP Russia, Central and Eastern Europe: Fat Grabbers®, Garcinia Combination, Love and Peas, MetaboMax, Nature’s Harvest, Nutri-Burn®, SmartMeal, Stixated™, Ultra Therm™

Synergy WorldWide:

Double Burn, SLMSmart™

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

As of June 30, 2014, we had approximately 302,500 active Distributors and customers worldwide who purchase our products directly from the Company. In addition, our products can be purchased directly from our Distributors. A person who joins our independent sales force begins as a Distributor. An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor or by signing up through the Company, where they will then be assigned a Distributor as a sponsor. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. Managers resell our products to Distributors within their sales group or directly to customers, or use the products themselves. As of June 30, 2014, we had approximately 15,700 active Managers worldwide. In many of our markets, our Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended June 30, 2014 and 2013, are set forth in our Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

Our revenue is highly dependent upon the number and productivity of our Managers, Distributors and customers.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of Managers, Distributors and customers.

Within the Company, we have a number of different distributor compensation plans and qualifications, which generate active Distributors & Managers with difference sales values in our different business segments.  Within our NPS Americas, Asia and Europe and NSP Russia, Central and Eastern Europe segments the declines in active Distributor and Managers are indicative of the declines in sales revenues.  Within Synergy WorldWide, the sales qualifications required for active Distributors & Managers varies by market according to local economic factors.  As sales grow in markets with higher qualification values, and decline in those with lower qualification values, the resultant mix change influences the active Distributor & Manager counts. As a result, from time-to-time, changes in overall active Distributor & Manager counts may not be indicative of actual sales trends for the segment.

The following table provides information concerning the number of total Managers, Distributors and customers by segment, as of the dates indicated;

Total Managers, Distributors and Customers by Segment as of June 30,

	2014		2013
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	310,400	7,800	331,500	9,000
NSP Russia, Central and Eastern Europe	254,300	4,600	254,700	5,000
Synergy WorldWide	115,200	3,300	119,900	3,100
	679,900	15,700	706,100	17,100

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated;

Active Distributors and Customers by Segment as of June 30,

	2014		2013
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	142,700	7,800	155,400	9,000
NSP Russia, Central and Eastern Europe	105,900	4,600	120,900	5,000
Synergy WorldWide	53,900	3,300	54,700	3,100
	302,500	15,700	331,000	17,100

“Active Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated.

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated;

New Managers, Distributors and Customers by Segment for the Quarter Ended June 30,

	2014		2013
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	34,500	1,000	38,300	1,100
NSP Russia, Central and Eastern Europe	17,300	300	20,500	400
Synergy WorldWide	16,900	500	19,400	500
	68,700	1,800	78,200	2,000

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated;

New Managers, Distributors and Customers by Segment for the Twelve Months Ended June 30,

	2014		2013
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	142,400	3,700	152,300	4,000
NSP Russia, Central and Eastern Europe	85,500	1,500	82,400	1,600
Synergy WorldWide	67,800	2,100	74,300	1,700
	295,700	7,300	309,000	7,300

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2014, working capital was $79.3 million, compared to $80.0 million as of December 31, 2013.  At June 30, 2014, we had $68.6 million in cash and cash equivalents, of which $45.4 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $2.0 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows. During the six months ended June 30, 2014, we repatriated $21.5 million of foreign cash through intercompany dividends. We also repatriated an additional $11.3 million subsequent to June 30, 2014.

Our net consolidated cash (outflows) inflows are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Operating activities	$8,138	$15,286
Investing activities	(11,532)	(2,361)
Financing activities	(4,722)	(3,205)

For the six months ended June 30, 2014, operating activities provided cash in the amount of $8.1 million, compared to $15.3 million for the same period in 2013. Operating cash flows decreased due to the timing of payments and receipts for prepaid expenses and other current assets, other assets, accrued liabilities and income taxes payable, and were partially offset by the timing of payments and receipts for accounts receivable.

The decrease in accrued liabilities is primarily due to the timing of employee bonus payments, salary and other payroll accruals, and the payment of a one-time customs audit assessment in our Synergy South Korea market (accrued in the prior year). Prepaid expenses and other current assets increased as a result of the repatriation of $21.5 million in cash from foreign affiliates, which created foreign tax credit carryforwards in addition to the one-time income tax benefit in the consolidated statement of operations for the six months ended June 30, 2014.

Capital expenditures related to the purchase of equipment, computer systems and software for the six months ended June 30, 2014 and 2013, were $11.6 million and $2.3 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. During the six months ended June 30, 2014, the Company had capital expenditures of $9.0 million related to the Oracle ERP implementation. The Company anticipates completion of this project by mid-2016.

During the six months ended June 30, 2014 and 2013, we used cash to pay dividends in an aggregate amount of $3.2 and $3.2 million, respectively.

The Board of Directors authorized a $10 million share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund the share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility. At June 30, 2014, the remaining balance available for repurchases under the program was $7.5 million.

On June 26, 2014, the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), a leading healthcare company in the People’s Republic of China (“China”), announced the signing of definitive agreements with respect to the formation of a China joint venture to market and distribute Nature’s Sunshine and Synergy products in China and a concurrent investment by Fosun Pharma of approximately $46.3 million in Nature’s Sunshine common stock to be issued pursuant to a private placement transaction. Nature’s Sunshine intends to use a portion of the net proceeds of the private placement transaction to fund its share of the China joint venture and pay a special one-time cash dividend of $1.50 per share contingent upon transaction closing.  The amount of the cash dividend paid to shareholders is expected to be approximately $29.0 million. The parties anticipate closing the joint venture and private placement transaction in the third quarter of 2014, subject to customary closing conditions including the receipt of required regulatory approvals.

Nature’s Sunshine and Fosun Pharma have agreed to enter into a joint venture in China which will be owned 80 percent by Nature’s Sunshine and 20 percent by a wholly-owned subsidiary of Fosun Pharma. The joint venture will be capitalized initially with $16.0 million from Nature’s Sunshine and $4.0 million from Fosun Pharma.  The launch of the joint venture is subject to customary conditions, including regulatory approvals by the Chinese government. The Company will consolidate the joint venture in its consolidated financial statements, with the 20 percent Fosun Pharma interest presented as a noncontrolling interest.

The joint venture, known as Nature’s Sunshine Hong Kong Limited, expects to market and distribute Nature’s Sunshine products in China.  Nature’s Sunshine Hong Kong Limited currently anticipates deploying a multi-brand, multi-channel go-to-market strategy that offers select Nature’s Sunshine-branded products through certain of Fosun Pharma’s existing retail locations across China, and select Synergy-branded products through a direct selling model.  The time to market will be dependent upon regulatory processes including product registration, permit and license approvals.

Pursuant to a concurrent private placement transaction, Nature’s Sunshine has agreed to issue approximately 2.9 million shares of unregistered common stock to Fosun Pharma at a price of $16.19 per share, representing aggregate proceeds to Nature’s Sunshine of approximately $46.3 million. The purchase price represents an approximate 10 percent premium to Nature’s Sunshine’s average stock price over the trailing 30 business day period as of June 26, 2014.  Upon the closing of the sale, Fosun Pharma will own approximately 15 percent of Nature’s Sunshine outstanding common shares. Nature’s Sunshine has granted Fosun Pharma certain registration rights with respect to the private placement shares.  In addition, Nature’s Sunshine has agreed to initially appoint one director designated by Fosun Pharma to its board of directors.  The issuance and sale of the shares is subject to customary closing conditions, including the consummation of the joint venture transaction and is expected to close concurrently with the joint venture transaction.

The formation of the joint venture and the concurrent private placement are expected to close in the third quarter of 2014.

During the six months ended June 30, 2014 and 2013, we used cash to make principal payments of $1.7 million and $1.4 million on our term credit facility, respectively. The term credit facility is secured by the Company’s manufacturing facility in Spanish Fork, Utah.

The Company has a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that matures September 1, 2015.  The Company pays an annual commitment fee of 0.25 percent on the unused portion of the commitment and LIBOR plus 1.25 percent on any borrowings on the agreement (1.50 percent as of June 30, 2014). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The Company borrowed $10.0 million under this credit line in August 2013 for general business purposes. The Company retains ample capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. As of June 30, 2014, the outstanding balance under the revolving credit agreement was $10.0 million.

These loans contain restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreements restrict capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of June 30, 2014, the Company was in compliance with these debt covenants.

We believe that cash generated from operations, along with available cash and cash equivalents will be sufficient to fund our normal operating needs, including dividends, share repurchases, and capital expenditures, as well as potential business development activity. However, among other things, a prolonged economic downturn, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

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

Self-Insurance Liabilities

Similar to other manufacturers and distributors of products that are ingested, the Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. The Company carries insurance in the types and amounts it considers reasonably adequate to cover the risks associated with its business. The Company has a wholly-owned captive insurance company to provide it with product liability insurance coverage. The Company has accrued an amount that it believes is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on the Company’s history of such claims. However, there can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on the Company’s business prospects, financial position, results of operations or cash flows.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of June 30, 2014 and December 31, 2013, we did not consider any of our long-lived assets to be impaired.

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

Foreign Currency Risk

During the six months ended June 30, 2014, approximately 60.3 percent of our net sales revenue and approximately 55.9 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple different currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended June 30, 2014 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$94,325	(3,627)	(3.8)%	$(5,204)	(5.5)%	$(7,979)	(8.5)%

Cost and expenses
Cost of sales	23,372	(975)	(4.2)	(1,400)	(6.0)	(2,146)	(9.2)
Volume incentives	34,834	(1,370)	(3.9)	(1,965)	(5.6)	(3,013)	(8.6)
Selling, general and administrative	30,305	(872)	(2.9)	(1,251)	(4.1)	(1,919)	(6.3)

Operating income	$5,814	(410)	(7.1)%	$(588)	(10.1)%	$(901)	(15.5)%

Exchange rate sensitivity for the six months ended June 30, 2014 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$190,078	(7,221)	(3.8)%	$(10,361)	(5.5)%	$(15,886)	(8.4)%

Cost and expenses
Cost of sales	46,478	(1,919)	(4.1)	(2,754)	(5.9)	(4,222)	(9.1)
Volume incentives	70,551	(2,725)	(3.9)	(3,909)	(5.5)	(5,994)	(8.5)
Selling, general and administrative	60,063	(1,766)	(2.9)	(2,534)	(4.2)	(3,886)	(6.5)

Operating income	$12,986	(811)	(6.2)%	$(1,164)	(9.0)%	$(1,784)	(13.7)%

Certain of our operations, including Russia and Ukraine, are served by a U.S. subsidiary through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within our financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of our products and the purchasing power of our Managers, Distributors and customers within these markets. As a result of the current tension between Russia and Ukraine, the Ukrainian hryvnia and the Russian ruble have weakened significantly against the U.S. dollar, impacting net sales in this market.  Should the conflict continue to escalate, exchanges rates for the Ukrainian hryvnia, as well as the Russian ruble, could weaken further against the U.S. dollar, further impacting net sales in these markets.

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of June 30, 2014 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Cash and cash equivalents	$68,555	(1,928)	(2.8)%	$(3,023)	(4.4)%	$(4,951)	(7.2)%
Accounts receivable, net	9,010	(269)	(3.0)	(386)	(4.3)	(591)	(6.6)

Accounts payable	5,800	(72)	(1.2)	(104)	(1.8)	(159)	(2.7)

Net Financial Instruments Subject to Exchange Rate Risk	$71,765	(2,125)	(3.0)%	$(3,305)	(4.6)%	$(5,383)	(7.5)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of June 30, 2014, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of June 30, 2014 (dollar amounts in thousands).

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of June 30, 2014
Cash and cash equivalents
South Korea (Won)	$5,121	1,015.3
European Markets (Euro)	3,750	0.7
Venezuela (Bolivar)	2,892	11.3
Japan (Yen)	2,725	101.5
Canada (Dollar)	1,972	1.1
Colombia (Peso)	1,905	1,884.2
Thailand (Baht)	1,288	32.5
United Kingdom (Pound Sterling)	1,048	0.6
Taiwan (Dollar)	1,042	29.9
Other	6,019	Varies
Total foreign denominated cash and cash equivalents	27,762
U.S. dollars held by foreign subsidiaries	17,660
Total cash and cash equivalents held by foreign subsidiaries	$45,422

During the six months ended June 30, 2014, we repatriated $21.5 million of foreign cash through intercompany dividends. Subsequent to June 30, 2014, we repatriated an additional $11.3 million of foreign cash through intercompany dividends.

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of June 30, 2014
Accounts receivable
South Korea (Won)	$1,126	1,015.3
Other	1,830	Varies
Total accounts receivable held by foreign subsidiaries	$2,956

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

Three months ended June 30,	2014	2013
Canada (Dollar)	1.1	1.0
European Markets (Euro)	0.7	0.8
Japan (Yen)	102.5	95.3
South Korea (Won)	1,051.0	1,108.4
Mexico (Peso)	13.1	12.6

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the three and six months ended June 30, 2014, Venezuela and Belarus were considered to be highly inflationary. During the three months ended June 30, 2014 and 2013, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.6 percent and 2.0 percent of consolidated net sales revenue, respectively.  During the six months ended June 30, 2014 and 2013, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 2.0 percent and 2.1 percent of consolidated net sales revenue, respectively.  During the three months ended June 30, 2014 and 2013, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.3 percent and 1.9 percent of consolidated net sales revenue, respectively. During the six months ended June 30, 2014 and 2013, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.4 percent and 2.1 percent of consolidated net sales revenue, respectively.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On June 30, 2014, we had investments of $2.0 million of which $0.4 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a two-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

a)    Index to Exhibits

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation
3.2(1)	Second Amended and Restated Bylaws
10.1(2)	Stock Purchase Agreement dated June 26, 2014, between Nature’s Sunshine Products, Inc. and Shanghai Fosun Pharmaceutical (Group) Co., Ltd.
10.2(2)	Stockholder Agreement dated June 26, 2014, between Nature’s Sunshine Products, Inc. and Shanghai Fosun Pharmaceutical (Group) Co., Ltd.
10.3(2)	Standstill Agreement dated June 26, 2014, between Nature’s Sunshine Products, Inc. and Shanghai Fosun Pharmaceutical (Group) Co., Ltd.
10.4(2)	Share Subscription Agreement dated June 26, 2014, among Nature’s Sunshine Products, Inc., Fosun Industrial Co., Limited and Nature’s Sunshine Hong Kong Limited
31.1(3)	Certification of Chief Executive Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934
31.2(3)	Certificate of Chief Financial Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

32.1(3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2(3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following financial information from the quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)         Previously filed with the SEC on May 19, 2013, as an exhibit to Form 8-K and is incorporated herein by reference.

(2)         Previously filed with the SEC on July 2, 2014, as an exhibit to Form 8-K and is incorporated herein by reference.

(3)         Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: August 7, 2014	/s/ Gregory L. Probert
Gregory L. Probert, Chairman of the Board and Chief Executive Officer

Date: August 7, 2014	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer