Form 10-Q
period 2014-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2014-11-06
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock, no par value, outstanding on October 31, 2014, was 18,741,816 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2014

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

•             risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third party importers, governmental sanctions, Ukraine and Russia political conflict, pricing and currency devaluation risks, especially in countries such as Venezuela, Ukraine, Russia and Belarus;

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

•             product liability claims;

•             share price volatility related to, among other things, speculative trading; and

•             the full implementation of our joint venture for operations in China with Fosun Industrial Co., Ltd., as well as the legal complexities and challenges of doing business in China generally.

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$70,456	$77,247
Accounts receivable, net of allowance for doubtful accounts of $860 and $1,087, respectively	9,184	10,206
Investments available for sale	1,820	2,006
Inventories	41,406	41,910
Deferred income tax assets	5,752	5,711
Income tax receivable	5,743	6,665
Prepaid expenses and other	5,177	4,849
Total current assets	139,538	148,594

Property, plant and equipment, net	45,373	32,022
Investment securities	1,012	971
Intangible assets, net	742	853
Deferred income tax assets	13,848	9,928
Other assets	8,613	7,244
	$209,126	$199,612

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,834	$5,664
Accrued volume incentives	19,251	19,206
Accrued liabilities	30,128	34,893
Deferred revenue	4,121	4,173
Current installments of long-term debt and revolving credit facility	—	2,267
Income taxes payable	1,668	2,366
Total current liabilities	60,002	68,569

Liability related to unrecognized tax benefits	8,852	12,402
Long-term debt and revolving credit facility	—	10,000
Deferred compensation payable	1,012	971
Other liabilities	2,657	2,411
	72,523	94,353

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,901 and 16,179 shares issued and outstanding as of September 30, 2014, and December 31, 2013, respectively	130,078	83,122
Retained earnings	16,659	36,100
Noncontrolling interests	3,974	—
Accumulated other comprehensive loss	(14,108)	(13,963)
Total shareholders’ equity	136,603	105,259
	$209,126	$199,612

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,
	2014	2013

Net sales revenue	$94,876	$92,458
Cost of sales	(23,315)	(23,655)
Gross profit	71,561	68,803

Operating expenses:
Volume incentives	35,457	33,920
Selling, general and administrative	33,476	28,170
Operating income	2,628	6,713
Other income (loss), net	(1,279)	(269)
Income before provision for income taxes	1,349	6,444
Provision for income taxes	358	1,594
Net income	$991	$4,850
Net income (loss) attributable to noncontrolling interests	(26)	—
Net income attributable to common shareholders	$1,017	$4,850

Basic and diluted net income per common share attributable to common shareholders

Basic:
Net income attributable to common shareholders	$0.06	$0.30

Diluted:
Net income attributable to common shareholders	$0.06	$0.29

Weighted average basic common shares outstanding	17,310	16,068
Weighted average diluted common shares outstanding	17,812	16,490

Dividends declared per common share	$1.60	$1.60

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,
	2014	2013

Net income	$991	$4,850
Foreign currency translation gain (loss) (net of tax)	(1,124)	1,128
Net unrealized gains (losses) on investment securities (net of tax)	(3)	36
Total comprehensive income (loss)	$(136)	$6,014

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Net sales revenue	$284,954	$282,612
Cost of sales	(69,793)	(70,730)
Gross profit	215,161	211,882

Operating expenses:
Volume incentives	106,008	103,420
Selling, general and administrative	93,539	86,996
Operating income	15,614	21,466
Other income (loss), net	(2,772)	1,543
Income before provision for income taxes	12,842	23,009
Provision (benefit) for income taxes	(1,048)	7,243
Net income	$13,890	$15,766
Net income (loss) attributable to noncontrolling interests	(26)	—
Net income attributable to common shareholders	$13,916	$15,766

Basic and diluted net income per common share attributable to common shareholders

Basic:
Net income attributable to common shareholders	$0.84	$0.99

Diluted:
Net income attributable to common shareholders	$0.82	$0.97

Weighted average basic common shares outstanding	16,563	15,930
Weighted average diluted common shares outstanding	17,068	16,327

Dividends declared per common share	$1.80	$1.80

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Net income	$13,890	$15,766
Foreign currency translation loss (net of tax)	(153)	(2,798)
Net unrealized gains on investment securities (net of tax)	8	66
Total comprehensive income	$13,745	$13,034

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Retained	Noncontrolling	Accumulated Other Comprehensive
	Shares	Value	Earnings	Interests	Income (Loss)	Total
Balance at January 1, 2014	16,179	$83,122	$36,100	$—	$(13,963)	$105,259
Share-based compensation expense	—	3,034	—	—	—	3,034
Net proceeds from the issuance of shares to noncontrolling interests	2,855	46,216	—	—	—	46,216
Proceeds from the exercise of stock options	44	437	—	—	—	437
Repurchase of common stock	(177)	(2,731)	—	—	—	(2,731)
Cash dividends (1.80 per share)	—	—	(33,357)	—	—	(33,357)
Net income	—	—	13,916	(26)	—	13,890
Noncontrolling interests investment in Nature’s Sunshine Hong Kong Limited	—	—	—	4,000	—	4,000
Other comprehensive loss	—	—	—	—	(145)	(145)
Balance at September 30, 2014	18,901	$130,078	$16,659	$3,974	$(14,108)	$136,603

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,890	$15,766
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	130	322
Impairment of Venezuela property, plant and equipment, net	2,947	—
Depreciation and amortization	3,510	3,279
Share-based compensation expense	3,034	2,599
Loss (gain) on sale of property and equipment	36	(127)
Deferred income taxes	(3,961)	52
Amortization of bond discount	3	1
Purchase of trading investment securities	(133)	(62)
Proceeds from sale of trading investment securities	125	308
Realized and unrealized gains on investments	(33)	(78)
Foreign exchange losses (gains)	2,724	(1,057)
Changes in assets and liabilities:
Accounts receivable	827	(1,781)
Inventories	181	(678)
Prepaid expenses and other current assets	455	(1,083)
Other assets	(1,478)	(97)
Accounts payable	(598)	878
Accrued volume incentives	235	2,047
Accrued liabilities	(3,989)	1,284
Deferred revenue	(52)	(491)
Income taxes payable	(803)	199
Liability related to unrecognized tax benefits	(3,550)	915
Deferred compensation payable	41	(167)
Net cash provided by operating activities	13,541	22,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,973)	(4,590)
Proceeds from sale of property, plant and equipment	7	233
Purchase of investments available for sale	(18)	(278)
Proceeds from investments available for sale	247	100
Net cash used in investing activities	(19,737)	(4,535)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(33,357)	(28,797)
Principal payments of long-term debt and revolving credit facility	(12,267)	(2,509)
Borrowings of long-term debt and revolving credit facility	—	10,000
Repurchase of common stock	(2,731)	(1,945)
Net proceeds from the issuance of shares to noncontrolling interests	46,216	—
Investment by noncontrolling interests	4,000	—
Proceeds from the exercise of stock options	437	4,300
Net cash provided by (used in) financing activities	2,298	(18,951)
Effect of exchange rates on cash and cash equivalents	(2,893)	(1,161)
Net decrease in cash and cash equivalents	(6,791)	(2,618)
Cash and cash equivalents at the beginning of the period	77,247	79,241
Cash and cash equivalents at the end of the period	$70,456	$76,623
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,996	$7,068
Cash paid for interest	155	95

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

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. The Company also exports its products to Argentina, Australia, Chile, Israel, New Zealand, Norway, and the United Kingdom.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of September 30, 2014, and for the three-month and nine-month periods ended September 30, 2014 and 2013.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2014.

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

Effective January 24, 2014, additional changes to the country’s foreign exchange system were enacted by the Venezuelan government that expanded the types of products that could be subject to the weekly SICAD 1 auction process. In addition, a new currency control agency (“CENCOEX”) was established to replace the CADIVI. The CENCOEX official exchange rate was maintained at the CADIVI official exchange rate of 6.3 bolivars per U.S. dollar. The CENCOEX also enacted a new currency exchange mechanism, the Second Complementary System for Foreign Currency Administration (“SICAD 2”) that supplements and coexists with the SICAD 1 currency exchange mechanism. The SICAD 2 is expected to provide a greater supply of U.S. dollars from sources other than the Venezuelan government and to allow all sectors and companies to participate. SICAD 2 is intended to more closely resemble a market-driven exchange rate than the official CENCOEX and SICAD 1 exchange rates of 6.3 and 11.3, respectively. As of September 30, 2014, the SICAD 2 exchange rate was approximately 50.0 bolivars per U.S. dollar.

The Company is currently monitoring the currency exchange mechanisms in place and the potential for currency exchange transactions. However, due to the difficulties encountered obtaining U.S. dollars at the official CENCOEX and SICAD 1 exchange rates, as of September 30, 2014, the Company re-measured its assets and liabilities in Venezuela at the SICAD 2 exchange rate of 50.0 bolivars to the U.S dollar. This re-measurement resulted in a foreign exchange loss of $1,224. The Company also incurred an impairment charge of $2,947 on the fixed assets of the Venezuelan subsidiary that is included in selling, general and administrative expenses. Going forward the Company will report all of its transactions in Venezuela at the SICAD 2 exchange rate of 50.0 bolivars to the U.S. dollar.

During the three months ended September 30, 2014, and 2013, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.5 percent and 2.2 percent of consolidated net sales revenue, respectively.  During the nine months ended September 30, 2014 and 2013, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.8 percent and 2.1 percent of consolidated net sales revenue, respectively.  As of September 30, 2014, and December 31, 2013, the Company’s Venezuelan subsidiary held cash and cash equivalents of $795 and $3,922, respectively. As of September 30, 2014, and December 31, 2013, the Company’s Venezuelan subsidiary held net assets of $804 and $5,721, respectively, of which property, plant and equipment was $0 and $3,207, respectively.

In November the Company decided to exit the Venezuela market due to the difficulties and uncertainties related to import controls, difficulties associated with repatriating cash and high inflation. As a result, the Company expects to incur additional exit costs of $600 to $800 in the fourth quarter of 2014.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

Since June 30, 2012, Belarus has been designated as a highly inflationary economy. The U.S. dollar is the Company’s functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of the Company’s Distributors in this market has diminished. During the three months ended September 30, 2014 and 2013, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.1 percent and 2.1 percent of consolidated net sales revenue, respectively. During the nine months ended September 30, 2014 and 2013, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.3 percent and 2.1 percent of consolidated net sales revenue, respectively.

Strategic Alliance with Fosun Pharma

On August 25, 2014, Nature’s Sunshine and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), closed a transaction pursuant to which, the parties entered into a joint venture for operations in the People’s Republic of China (“China”) that is owned 80 percent by Nature’s Sunshine and 20 percent by a wholly-owned subsidiary of Fosun Pharma and completed a concurrent investment by Fosun Pharma of $46,216 in Nature’s Sunshine common stock issued pursuant to a private placement transaction. Nature’s Sunshine used the net proceeds of the private placement transaction to fund its 80 percent share of the initial $20,000 capitalization of the China joint venture, or $16,000, and to pay its shareholders a cash dividend of $1.50 per share, or $28,501.  The Company consolidated the joint venture in its consolidated financial statements, with Fosun Pharma’s interest presented as a noncontrolling interest.

The joint venture, known as Nature’s Sunshine Hong Kong Limited, expects to market and distribute Nature’s Sunshine products in China.  Nature’s Sunshine Hong Kong Limited currently anticipates deploying a multi-brand, multi-channel go-to-market strategy that will offer select Nature’s Sunshine-branded products through certain of Fosun Pharma’s existing retail locations across China, and select Synergy-branded products through a direct selling model.  The time to market will be dependent upon regulatory processes, including product registration, permit and license approvals.

Pursuant to a concurrent private placement transaction, Nature’s Sunshine issued 2,855 shares of unregistered common stock to Fosun Pharma at a price of $16.19 per share, representing aggregate proceeds to Nature’s Sunshine of $46,216. The purchase price represented a 10 percent premium to Nature’s Sunshine’s average stock price over the trailing 30 business day period as of June 26, 2014.  As a result of the private placement transaction, Fosun Pharma owns approximately 15% of Nature’s Sunshine outstanding common shares with respect to which the Company has granted Fosun Pharma certain registration rights.  In addition, Nature’s Sunshine appointed one director designated by Fosun Pharma to its board of directors.

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

(2)                     Inventories

The composition of inventories is as follows:

	September 30,	December 31,
	2014	2013
Raw materials	$11,980	$10,848
Work in progress	957	740
Finished goods	28,469	30,322
Total inventory	$41,406	$41,910

(3)                     Intangible Assets

At September 30, 2014, and December 31, 2013, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $1,021 and $910, and a net amount of $742 and $853, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended September 30, 2014, and 2013, was $37 and $37, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2014, and 2013, was $111 and $111, respectively.

(4)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$201	$1	$—	$202
U.S. government securities funds	1,000	—	(12)	988
Equity securities	227	412	(9)	630
Total short-term investment securities	$1,428	$413	$(21)	$1,820

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$403	$12	$—	$415
U.S. government securities funds	997	—	(14)	983
Equity securities	227	386	(5)	608
Total short-term investment securities	$1,627	$398	$(19)	$2,006

The municipal obligations held at a fair value of $202 at September 30, 2014, all mature in less than one year.

During the nine-month periods ended September 30, 2014, and 2013, the proceeds from the sales of available-for-sale securities were $247 and $100, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the nine-month periods ended September 30, 2014 and 2013, respectively.

The Company’s trading securities portfolio totaled $1,012 at September 30, 2014, and $971 at December 31, 2013, and generated gains of $33 and $45 for the nine months ended September 30, 2014 and 2013.

As of September 30, 2014, and December 31, 2013, the Company had unrealized losses of $12 and $14, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

(5)                     Long-Term Debt

The Company’s revolving credit agreement with Wells Fargo Bank, N.A., permits the Company to borrow up to $25,000 through September 1, 2016, bearing interest at LIBOR plus 1.25 percent (1.50 percent as of September 30, 2014 and December 31, 2013). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. Currently, the revolving credit agreement matures on September 1, 2016.  At September 30, 2014 and December 31, 2013, the outstanding balance under the revolving credit agreement was $0 and $10,000, respectively. The revolving credit facility is collateralized by the Company’s manufacturing facility in Spanish Fork, Utah.

The revolving credit agreement contains restrictions on liquidity, leverage, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company remains in compliance with these debt covenants as of September 30, 2014.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$1,017	$4,850	$13,916	$15,766

Basic weighted average shares outstanding	17,310	16,068	16,563	15,930

Basic per common share:
Net income per common share attributable to shareholders	$0.06	$0.30	$0.84	$0.99

Diluted weighted average shares outstanding
Basic weighted average shares outstanding	17,310	16,068	16,563	15,930
Weighted average stock options outstanding	502	422	505	397
Diluted weighted average shares outstanding	17,812	16,490	17,068	16,327

Diluted per common share:
Net income per common share attributable to shareholders	$0.06	$0.29	$0.82	$0.97

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	133	140	133	140

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	210	20	210	45

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

On March 17, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,618 that was paid on April 7, 2014, to shareholders of record on March 28, 2014. On May 7, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,619 that was paid on June 2, 2014, to shareholders of record on May 21, 2014. On August 6, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,619 that was paid on August 29, 2014, to shareholders of record on August 18, 2014. On August 27, 2014, the Company announced a special non-recurring cash dividend of $1.50 per common share in an aggregate amount of $28,501 that was paid on September 19, 2014, to shareholders of record on September 8, 2014.

Share Repurchase Program

On August 8, 2013, the Board of Directors authorized a $10,000 share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At September 30, 2014, the remaining balance available for repurchases under the program was $4,723.

The following is a summary of the Company’s repurchases of common shares during the three and nine months ended September 30, 2014:

Period	Number of Shares	Average Price Paid per Share	Program Balance Used for Repurchases
July 1 — September 30, 2014	177	$15.49	$2,731

Share-Based Compensation

Stock option activity for the period ended September 30, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2013	1,926	$12.54
Granted	258	15.38
Expired	(18)	13.55
Exercised	(44)	7.32
Options outstanding at September 30, 2014	2,122	12.97

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

During the nine-month period ended September 30, 2014, the Company issued time-based stock options to purchase 258 shares of common stock under the 2012 Stock Incentive Plan to the Company’s executive officers and other employees. These options were issued with a weighted-average exercise price of $15.38 per share and a weighted-average grant date fair value of $6.53 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine-month period ended September 30, 2014:

2014
Expected life (in years)	6.0
Risk-free interest rate	1.5
Expected volatility	56.7
Dividend yield	2.6

Expected option lives and volatilities are based on historical data of the Company. The risk-free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.  The dividend yield is based on the Company’s historical and expected amount of dividend payouts, at the time of grant. On August 29, 2013, and September 19, 2014, the Company paid special non-recurring cash dividends of $1.50 per common share. The Company has excluded these special non-recurring cash dividends from the dividend yield used in the Black-Scholes option-pricing model calculations as it is not representative of future dividends to be declared by the Company.

Share-based compensation expense from time-based stock options for the three-month periods ended September 30, 2014, and 2013, was approximately $691 and $620, respectively; the related tax benefit was approximately $273 and $245, respectively. Share-based compensation expense from time-based stock options for the nine-month periods ended September 30, 2014, and 2013, was approximately $2,307 and $2,423, respectively; the related tax benefit was approximately $911 and $957, respectively. As of September 30, 2014, and December 31, 2013, the unrecognized share-based compensation expense related to the grants described above was $2,627 and $3,294, respectively. As of September 30, 2014, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.8 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the nine-month period ended September 30, 2014.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $800 of potential share-based compensation expense.

At September 30, 2014, the aggregate intrinsic value of outstanding stock options to purchase 2,212 shares of common stock, exercisable stock options to purchase 1,095 shares of common stock and stock options to purchase 849 shares of common stock that are expected to vest was $7,546, $5,656 and $1,795, respectively. At December 31, 2013, the aggregate intrinsic value of outstanding options to purchase 1,926 shares of common stock, the exercisable options to purchase 838 shares of common stock, and options to purchase 905 shares of common stock expected to vest was $9,415, $6,069 and $3,179, respectively.

Restricted stock unit activity for the period ended September 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2013	32	$12.47
Granted	156	10.65
Issued	—	—
Forfeited	(7)	15.38
Units outstanding at September 30, 2014	181	12.16

During the nine-month period ended September 30, 2014, the Company issued 156 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Company’s Board of Directors, executive officers and other employees. The RSUs were issued with a weighted-average grant date fair value of $10.65 per share and vest in annual installments over a four year period from the grant date.

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

Share-based compensation expense from RSUs for the three-month periods ended September 30, 2014, and 2013, was approximately $261 and $49, respectively; the related tax benefit was approximately $103 and $19, respectively. Share-based compensation expense from RSUs for the nine-month periods ended September 30, 2014, and 2013, was approximately $727 and $176, respectively; the related tax benefit was approximately $287 and $70, respectively. As of September 30, 2014, and December 31, 2013, the unrecognized share-based compensation expense related to the grants described above was $1,117 and $62, respectively. As of September 30, 2014, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 2.0 years.

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

Reportable business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales revenue:
NSP Americas, Asia Pacific and Europe	$48,391	$50,560	$148,064	$157,113
NSP Russia, Central and Eastern Europe	11,753	14,577	39,628	45,695
Synergy WorldWide	34,732	27,321	97,262	79,804
Total net sales revenue	94,876	92,458	284,954	282,612

Contribution margin (1):
NSP Americas, Asia Pacific and Europe	19,908	19,973	60,554	64,234
NSP Russia, Central and Eastern Europe	4,186	5,409	14,145	16,915
Synergy WorldWide	12,010	9,501	34,454	27,313
Total contribution margin	36,104	34,883	109,153	108,462

Selling, general and administrative	33,476	28,170	93,539	86,996
Total operating income	2,628	6,713	15,614	21,466
Other income (loss), net	(1,279)	(269)	(2,772)	1,543
Income before provision for income taxes	$1,349	$6,444	$12,842	$23,009

(1)              Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales revenue for the three and nine-month periods ended September 30, 2014 and 2013, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales revenue:
United States (NSP and Synergy)	$36,960	$37,209	$112,507	$116,552
South Korea (Synergy)	16,252	9,465	42,959	23,080
Other	41,664	45,784	129,488	142,980
	$94,876	$92,458	$284,954	$282,612

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NSP Americas, Asia Pacific and Europe:
General health	$21,133	$22,048	$64,535	$66,832
Immune	5,907	5,511	17,877	18,431
Cardiovascular	3,270	3,482	10,033	10,729
Digestive	14,143	14,699	43,210	45,717
Personal care	1,014	1,275	3,124	4,137
Weight management	2,924	3,545	9,285	11,267
	48,391	50,560	148,064	157,113
NSP Russia, Central and Eastern Europe:
General health	$4,507	$5,344	$14,883	$16,603
Immune	1,492	1,801	4,960	5,636
Cardiovascular	730	966	2,457	3,206
Digestive	3,093	3,625	10,491	11,691
Personal care	1,410	2,282	4,746	6,395
Weight management	521	559	2,091	2,164
	11,753	14,577	39,628	45,695
Synergy WorldWide:
General health	$12,367	$9,438	$34,809	$27,214
Immune	243	415	710	1,223
Cardiovascular	11,500	9,925	33,596	30,594
Digestive	6,069	4,001	16,039	12,823
Personal care	1,981	2,022	5,451	5,295
Weight management	2,572	1,520	6,657	2,655
	34,732	27,321	97,262	79,804
	$94,876	$92,458	$284,954	$282,612

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

	September 30, 2014	December 31, 2013
Property, plant and equipment:
United States	$42,176	$25,713
Venezuela	—	3,207
Other	3,197	3,102
Total property, plant and equipment	$45,373	$32,022

Due to the continual currency devaluation of the Venezuelan bolivar (50.0 bolivars to to the U.S. dollar), as of September 30, 2014, the Company incurred a $2,947 impairment charge to write down the value of its fixed assets in Venezuela to $0.

(9)                     Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended September 30, 2014 and 2013, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was 26.5 percent and 24.7 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2014 and 2013, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was (8.2) percent and 31.5 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2014, was primarily attributed to a decrease in tax liabilities associated with uncertain tax positions.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2013 was primarily attributed to foreign tax credit benefits, net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances, offset by an increase in tax liabilities associated with uncertain tax positions.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2014 was primarily attributed to a decrease in tax liabilities associated with uncertain tax positions and foreign tax credits arising from intercompany dividends of $32,800 paid by foreign subsidiaries to the U.S. corporation.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2013 was primarily attributed to foreign tax credit benefits, net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances, offset by an increase in tax liabilities associated with uncertain tax positions.

Changes to the effective rate due to dividends received from foreign subsidiaries and the impact of foreign tax credits are expected to be recurring, although it is unlikely that it will again have an impact as large as what occurred in the nine months ended September 30, 2014. Depending on various factors, changes from the foregoing items may be favorable or unfavorable in a particular period.

The Company’s U.S. federal income tax returns for 2009 through 2013 are open to examination for federal tax purposes. The Internal Revenue Service (“IRS”) is currently concluding an audit of the Company’s U.S. federal income tax returns for the 2009 through 2011 tax years. The Company has received Notices of Proposed Adjustments from the IRS as a result of this audit and is currently analyzing those adjustments.  The Company has several foreign tax jurisdictions that have open tax years from 2007 through 2013.

As of September 30, 2014, the Company had accrued $8,852 related to unrecognized tax positions compared with $12,402 as of December 31, 2013.  This net decrease was primarily attributed to decreases in contingencies not related to statute expirations.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of September 30, 2014, and December 31, 2013, accrued liabilities include $3,462 and $6,312, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect of the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to value-added tax assessments and other civil litigation.  While there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $500.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of September 30, 2014:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$202	$—	$202
U.S. government security funds	988	—	—	988
Equity securities	630	—	—	630
Investment securities	1,012	—	—	1,012
Total assets measured at fair value on a recurring basis	$2,630	$202	$—	$2,832

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2013:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$415	$—	$415
U.S. government security funds	983	—	—	983
Equity securities	608	—	—	608
Investment securities	971	—	—	971
Total assets measured at fair value on a recurring basis	$2,562	$415	$—	$2,977

Investments available-for-sale — The majority of the Company’s investment portfolio consists of various securities such as state and municipal obligations, U.S. government security funds, short-term deposits and various equity securities.  The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities and U.S. government treasuries.  The Level 2 securities include investments in state and municipal obligations whereby all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Investment securities — The majority of the Company’s trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the nine months ended September 30, 2014, and for the year ended December 31, 2013, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the three and nine months ended September 30, 2014 and 2013, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2013, our Quarterly Report on Form 10-Q for the periods ended March 31, 2014, and June 30, 2014, and our Reports on Form 8-K filed since the date of such Form 10-K.

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

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, Peru, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States, Venezuela and Vietnam. We export our products to Argentina, Australia, Chile, Israel, New Zealand, Norway and the United Kingdom.

During the third quarter of 2014, we experienced an increase in our consolidated net sales of 2.6 percent compared to the third quarter of 2013 (or 3.2 percent in local currencies). Synergy WorldWide net sales increased approximately 27.1 percent compared to the same period in 2013 (or 24.1 percent in local currencies). NSP Russia, Central and Eastern Europe net sales decreased approximately 19.4 percent compared to the same period in 2013.  NSP Americas, Asia Pacific and Europe net sales decreased approximately 4.3 percent compared to the same period in 2013 (or 1.6 percent in local currencies). Our most significant sales revenue growth was from our Synergy South Korea market during the third quarter of 2014. Gains in this market were partially offset by the decrease in our NSP Russia, Central and Eastern Europe market.

The Company must caution that near-term sales in NSP Russia, Central and Eastern Europe will undoubtedly continue to be affected by the political unrest in Ukraine and Russia, possible sanctions in Russia and the impact of currency devaluation.

Over the same period, selling, general and administrative costs as a percentage of net sales revenue for 2014, increased to 35.3 percent from 30.4 percent in 2013. The increase in selling, general and administrative expenses was primarily related to a $2.9 million impairment charge for our Venezuela fixed assets incurred in connection with currency devaluation, $0.8 million in one-time restructuring costs in certain markets, $0.6 million of increased health insurance and other benefit costs, and $0.4 million in start-up costs for the China joint venture.

In November, the Company decided to exit the Venezuela market due to the difficulties and uncertainties related to import controls, difficulties associated with repatriating cash and high inflation. As a result, the Company expects to incur additional exit costs of $0.6 million to $0.8 million in the fourth quarter of 2014.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors, some of whom also consume our products. Typically, a person who joins our independent sales force begins as a Distributor. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. On a worldwide basis, active Managers were approximately 16,100 and 16,900, and active Distributors and customers were approximately 299,300 and 324,900, at September 30, 2014 and 2013, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the three months ended September 30, 2014 and 2013 (dollar amounts in thousands).

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013		Change
	Total	Percent of	Total	Percent of	Total
	dollars	net sales	dollars	net sales	dollars	Percentage
Net sales revenue	$94,876	100.0%	$92,458	100.0%	$2,418	2.6%
Cost of sales	(23,315)	(24.6)	(23,655)	(25.6)	340	1.4
	71,561	75.4	68,803	74.4	2,758	4.0

Volume incentives	35,457	37.4	33,920	36.7	1,537	4.5
SG&A expenses	33,476	35.3	28,170	30.4	5,306	18.8
Operating income	2,628	2.7	6,713	7.3	(4,085)	(60.9)
Other income (loss), net	(1,279)	(1.3)	(269)	(0.3)	(1,010)	(375.5)
Income before provision for income taxes	1,349	1.4	6,444	7.0	(5,095)	(79.1)
Provision for income taxes	358	0.4	1,594	1.7	(1,236)	(77.5)
Net income	$991	1.0%	$4,850	5.3%	$(3,859)	(79.6)%

The following table summarizes our unaudited consolidated operating results in U.S. dollars and as a percentage of net sales revenue for the nine months ended September 30, 2014 and 2013 (dollar amounts in thousands).

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013		Change
	Total	Percent of	Total	Percent of	Total
	dollars	net sales	dollars	net sales	dollars	Percentage
Net sales revenue	$284,954	100.0%	$282,612	100.0%	$2,342	0.8%
Cost of sales	(69,793)	(24.5)	(70,730)	(25.0)	937	1.3
	215,161	75.5	211,882	75.0	3,279	1.5

Volume incentives	106,008	37.2	103,420	36.6	2,588	2.5
SG&A expenses	93,539	32.8	86,996	30.8	6,543	7.5
Operating income	15,614	5.5	21,466	7.6	(5,852)	(27.3)
Other income (loss), net	(2,772)	(1.0)	1,543	0.5	(4,315)	(279.7)
Income before provision for income taxes	12,842	4.5	23,009	8.1	(10,167)	(44.2)
Provision (benefit) for income taxes	(1,048)	(0.4)	7,243	2.5	(8,291)	(114.5)
Net income	$13,890	4.9%	$15,766	5.6%	$(1,876)	(11.9)%

Net Sales Revenue

Our international operations have provided and are expected to continue to provide, a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we compare the percentage change in net sales from one period to another period by excluding the effects of foreign currency exchange as shown below. Net sales excluding the impact of foreign exchange fluctuations is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting the impact of foreign currency fluctuations is useful to investors because it allows a more meaningful comparison of net sales of our foreign operations from period to period. However, net sales excluding the impact of foreign currency fluctuations should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. See Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following table summarizes the changes in our net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the three months ended September 30, 2014 and 2013;

	Net Sales Revenue by Operating Segment
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$36,228	$35,987	0.7%	$(140)	1.1%
NSP Latin America	11,333	12,038	(5.9)	(1,237)	4.4
NSP Other	830	2,535	(67.3)	—	(67.3)
	48,391	50,560	(4.3)	(1,377)	(1.6)

NSP Russia, Central and Eastern Europe	11,753	14,577	(19.4)	7	(19.4)

Synergy WorldWide:
Synergy North America	3,768	4,238	(11.1)	—	(11.1)
Synergy Asia Pacific	23,426	15,724	49.0	821	43.8
Synergy Europe	7,538	7,359	2.4	14	2.2
	34,732	27,321	27.1	835	24.1

	$94,876	$92,458	2.6%	$(535)	3.2%

The following table summarizes the changes in our net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the nine months ended September 30, 2014 and 2013;

	Net Sales Revenue by Operating Segment
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas, Asia Pacific and Europe:
NSP North America	$109,971	$113,588	(3.2)%	$(642)	(2.6)%
NSP Latin America	34,650	36,016	(3.8)	(3,138)	4.9
NSP Other	3,443	7,509	(54.1)	69	(55.1)
	148,064	157,113	(5.8)	(3,711)	(3.4)

NSP Russia, Central and Eastern Europe	39,628	45,695	(13.3)	28	(13.3)

Synergy WorldWide:
Synergy North America	11,867	13,007	(8.8)	—	(8.8)
Synergy Asia Pacific	62,602	42,994	45.6	1,169	42.9
Synergy Europe	22,793	23,803	(4.2)	653	(7.0)
	97,262	79,804	21.9	1,822	19.6

	$284,954	$282,612	0.8%	$(1,861)	1.5%

Consolidated net sales revenue for the three and nine months ended September 30, 2014, was $94.9 million and $285.0 million compared to $92.5 million and $282.6 million for the same periods in 2013, or an increase of approximately 2.6 percent and 0.8 percent, respectively. We experienced a $0.5 million and $1.9 million unfavorable impact in foreign currency exchange rate fluctuations in the three and nine months ended September 30, 2014 and 2013, respectively, and our consolidated net sales revenue would have increased by 3.2 percent and 1.5 percent from 2013, excluding the negative impact. The increase in local currency net sales revenue for the three and nine months ended September 30, 2014, compared to the same periods in 2013, is primarily due to an increase of net sales in our Synergy WorldWide segment and was partially offset by a decline of net sales in our NSP Americas, Asia Pacific and Europe and NSP Russia, Central and Eastern Europe segments.

NSP Americas, Asia Pacific and Europe

Net sales revenue related to NSP Americas, Asia Pacific and Europe for the three and nine months ended September 30, 2014, was $48.4 million and $148.1 million, compared to $50.6 million and $157.1 million for the same periods in 2013, or decreases of 4.3 percent and 5.8 percent, respectively. In local currency, net sales decreased 1.6 percent and 3.4 percent, compared to the same periods in 2013, respectively. Fluctuations in foreign exchange rates had a $1.4 million and $3.7 million unfavorable impact on net sales for the three and nine months ended September 30, 2014, respectively. Active Managers within NSP Americas, Asia Pacific and Europe totaled approximately 7,700 and 8,500 at September 30, 2014 and 2013, respectively. Active Distributors and customers within NSP Americas, Asia Pacific and Europe totaled approximately 141,800 and 153,200 at September 30, 2014 and 2013, respectively. Segment net sales revenue and the number of Managers, Distributors and customers decreased primarily due to combining our NSP Japan business with our Synergy Japan business, the transition of the NSP United Kingdom business to an export market, and lower net sales in the United States for the nine months ended September 30, 2014. Excluding Japan and the United Kingdom, Managers were down 1.5 percent, and active Distributors and customers were down 4.1 percent, compared to the prior year quarter. Managers and Distributors within NSP Americas, Asia Pacific and Europe are predominantly practitioners, retailers and consumers of our products. The Active Managers category includes Managers under our various compensation plans that have achieved and maintained certain product sales levels. As such, all Managers are considered to be active Managers. The Active Distributors and customers category includes our Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas, Asia Pacific and Europe:

In the United States, net sales revenues increased approximately $0.2 million and decreased $2.9 million, or an increase of 0.7 percent and a decrease of 2.8 percent, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013; this was the first quarter of growth since the second quarter of 2013 in the NSP US market.  In the third quarter, we continued to see our new sales programs gain traction. We have seen increased adoption of the IN.FORM sales method, focused on weight management, and the building of a daily Habit of Health, our retail sales tools. Our August Leaders Conference held in Salt Lake City focused on this program as well as on sharing our business opportunity more effectively. In addition, in time for the winter season, we re-launched our Silver immune product line, improving the formula to provide even greater efficacy, as well as rebranding our packaging, which has generated a positive uptake.

In Canada, net sales revenues was flat and decreased approximately $0.7, or 7.1 percent, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. In local currency, net sales increased 5.1 percent and decreased 0.7 percent, respectively, compared to the same periods in 2013. Currency devaluation had a $0.1 and $0.6 million unfavorable impact on net sales for the three and nine months ended September 30, 2014, respectively. In NSP Canada, we are following the same strategy as in our NSP United States market, and we saw a growth in the third quarter in local currency sales, (the first growth quarter of growth since the first quarter of 2012), as we saw the uptake from the launch of weight management product line, ahead of our IN.FORM program launch in October.

In Venezuela, net sales revenues decreased approximately $0.6 million and $0.8 million, or 28.4 percent and 13.2 percent, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. In local currency, net sales increased 26.6 percent and 27.3 percent, respectively, compared to the same periods in 2013. Currency devaluation had a $1.1 and $2.5 million unfavorable impact on net sales for the three and nine months ended September 30, 2014, respectively, as the Company began reporting its results at the higher SICAD 1 exchange rate of 11.3 effective March 31, 2014. The Company will begin to report its results at the less favorable SICAD 2 exchange rate of 50.0 bolivars to the U.S. dollar beginning in the fourth quarter of 2014. The increase in local currency net sales is due to price increases designed to offset the inflationary environment.

Due to the continued challenges in returning the NSP Japan business to growth, we made the decision to cease operating under the NSP brand and to merge our NSP Japan business with our Synergy Japan business to create one unified approach to the market with a common product offering and business opportunity model. As part of this transition, we allowed NSP Japan Distributors to transfer their businesses to our Synergy Japan brand. The combined businesses began operating as Synergy Japan in January 2014, and provide a greater opportunity for a return to profitable growth. We therefore had no net sales revenue from NSP Japan for the three and nine months ended September 30, 2014, compared to approximately $0.8 million and $2.5 million of net sales revenue for the same periods in 2013, respectively.

Due to the size of the NSP United Kingdom market, lack of net sales growth, and continuing operating losses, we made the decision to transition our NSP United Kingdom market to an export market, in which we sell our products to a locally managed entity independent of the Company that has distribution rights for the market, effective April 1, 2014. As a result of this change to a wholesale model, our net sales revenue declined by $1.2 million and $1.9 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.

With the discontinuance of our NSP Japan and United Kingdom markets in 2014, we no longer have any NSP affiliates in the Asia Pacific and Europe regions.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, Ukraine, and Belarus) for the three and nine months ended September 30, 2014, was $11.8 million and $39.6 million, respectively, compared to $14.6 million and $45.7 million for the same periods in 2013, or decreases of 19.4 percent and 13.3 percent, respectively. Active Managers within NSP Russia, Central and Eastern Europe totaled approximately 4,400 and 5,200 at September 30, 2014 and 2013, respectively. Active Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 99,500 and 119,400 at September 30, 2014 and 2013, respectively. Net sales and the number of Managers, Distributors and customers buying and distributing our products decreased primarily as a result of the current political uncertainty in Ukraine and across the region, and the market decline in the value of the Ukrainian hryvnia and Russian ruble against the U.S. dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within our financial statements, the Company’s products in Ukraine and Russia are priced in U.S. dollars and therefore become more expensive when the local currency declines in value. We remain strongly supportive and engaged with our distributors in the region, and are supporting their activity with additional promotions and training, which seems to be stabilizing sales in certain areas. At this time, we cannot estimate what effect this unrest may have on our future results. Should the situation in the region escalate or additional sanctions be imposed on Russia, our results could experience some weakness as a result. Nevertheless, our strong and renewed partnership with our local partner should provide a solid foundation to reignite growth once the situation stabilizes.

Synergy WorldWide

Net sales revenue related to Synergy WorldWide for the three and nine months ended September 30, 2014, was $34.7 million, and $97.3 million, respectively, compared to $27.3 million and $79.8 million for the same periods in 2013, or increases of 27.1 percent and 21.9 percent, respectively. Fluctuations in foreign exchange rates had a $0.8 million and $1.8 million favorable impact on net sales for the three and nine months ended September 30, 2014, respectively, and net sales revenue would have increased by 24.1 percent and 19.6 percent from 2013, excluding the positive impact, respectively. Active Managers within Synergy WorldWide totaled approximately 4,000 and 3,200 at September 30, 2014 and 2013, respectively. Active Distributors and customers within Synergy WorldWide totaled approximately 58,000 and 52,300 at September 30, 2014 and 2013, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach. Synergy WorldWide reported a growth of net sales revenue due to improvements in South Korea and Japan, partially offset by lower net sales in Europe and North America.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales revenues increased approximately $6.8 million and $19.9 million, or increases of 71.7 percent and 86.1 percent, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. In local currency, net sales increased 59.5 percent and 75.1 percent, respectively, compared to the same periods in 2013. Fluctuations in foreign exchange rates had a $1.2 and $2.5 million favorable impact on net sales for the three and nine months ended September 30, 2014, respectively. Momentum has been sustained since September 2013 due to the Synergy WorldWide global summit held in South Korea and the launch of the SLMsmart weight-management program, which further contributed to sustained growth in combination with the continued strong Distributor leadership in this market.

In Japan, net sales revenues increased approximately $0.6 million and $2.2 million, or increases of 26.4 percent and 34.7 percent, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. In local currency, net sales increased 33.3 percent and 43.7 percent, respectively, compared to the same periods in 2013. Fluctuations in foreign exchange rates had a $0.2 and $0.6 million unfavorable impact on net sales for the three and nine months ended September 30, 2014, respectively. In the second half of 2013, we introduced new products and implemented programs to stimulate activity, which had a positive impact in this market. In addition, as referenced above, in order to provide a more stable platform for growth, we made the decision to cease to operate under the NSP brand in Japan and to combine the NSP Japan and Synergy Japan businesses, and operate as a single entity from January 2014 forward. As part of this transition, we provided certain NSP products, a business opportunity and encouraged NSP Japan Distributors to transfer their businesses to our Synergy Japan brand. Net sales revenue of $0.4 million and $1.1 million attributable NSP Japan’s historical sales force was included within these results for the three and nine months ended September 30, 2014, respectively.

In Europe, net sales revenues increased approximately $0.2 million and decreased $1.0 million, or an increase of 2.4 percent and a decrease of 4.2 percent, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. In local currency, net sales increased 2.2 percent and decreased 7.0 percent, respectively, compared to the same periods in 2013. Fluctuations in foreign exchange rates had a nominal impact and a $0.7 million favorable impact on net sales for the three and nine months ended September 30, 2014, respectively. The temporary shipping restrictions imposed by the Norwegian Food Authority adversely impacted net sales in 2012 and our Synergy Norway market has not yet returned to its previous growth rate thus resulting in a decline in net sales for the nine months ended September 30, 2014. However, we are seeing growth across several other markets, which led to our first quarterly net sales growth in local currencies since the fourth quarter of 2013. The growth has been driven by the investment in additional sales resources in the second half of 2013. In addition, momentum was created in the third quarter of 2014 as Distributors qualified for promotions ahead of our European Summit held in Barcelona at the end of September.

In North America, net sales revenues decreased approximately $0.5 million and $1.1 million, or decreases of 11.1 percent and 8.8 percent, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decline in sales is primarily driven by lower Distributor recruiting.  Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation.

Further information related to NSP Americas, Asia Pacific and Europe, NSP Russia, Central and Eastern Europe, and Synergy WorldWide business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue decreased to 24.6 percent and 24.5 percent for the three and nine months ended September 30, 2014, respectively, compared to 25.6 percent and 25.0 percent for the same periods in 2013. The decrease in the cost of sales percentage was primarily due to changes in product mix between markets, lower raw material costs as well as lower in market distribution costs, partially offset by the impact of product discounting.

Volume Incentives

Volume incentives as a percent of net sales revenue increased to 37.4 and 37.2 percent for the three and nine months ended September 30, 2014, compared to 36.7 and 36.6 percent for the same periods in 2013, respectively. The increase was primarily due to net sales increases in markets such as South Korea and Japan that pay a higher sales commission in our Synergy WorldWide segment.

Selling, General and Administrative

Selling, general and administrative expenses increased by approximately $5.3 million and $6.5 million to $33.5 million and $93.5 million for the three and nine months ended September 30, 2014 and 2013, respectively. Selling, general and administrative expenses were 35.3 percent and 32.8 percent of net sales revenue for the three and nine months ended September 30, 2014 and 2013, compared to 30.4 percent and 30.8 percent for the same periods in 2013, respectively. The increase in selling, general and administrative expenses for the three months ended September 30, 2014, was primarily related to an impairment charge of $2.9 million for our Venezuela fixed assets, $0.8 million of one-time restructuring costs in certain markets, $0.6 million of increased health insurance and other benefit costs, and $0.4 million in start-up costs for the China joint venture. In addition to these costs, the increase in selling, general and administrative expenses for the nine months ended September 30, 2014, also included professional fees of $0.8 million related to the strategic alliance with Fosun Pharma and $1.1 million associated with the evaluation of and negotiation with a company with an alternative distribution channel, which we ultimately declined to pursue.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2014, decreased $1.0 million and $4.3 million compared to the same periods in 2013, respectively, due to foreign exchange rate losses, principally due to losses of $1.2 million and $2.4 million incurred in Venezuela for the three and nine months ended September 30, 2014.

Income Taxes

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. For the three months ended September 30, 2014 and 2013, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was 26.5 percent and 24.7 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2014 and 2013, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was (8.2) percent and 31.5 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2014, was primarily attributed to a decrease in tax liabilities associated with uncertain tax positions.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2013 was primarily attributed to foreign tax credit benefits, net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances, offset by an increase in tax liabilities associated with uncertain tax positions.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2014 was primarily attributed to a decrease in tax liabilities associated with uncertain tax positions and foreign tax credits arising from intercompany dividends of $32.8 million paid by foreign subsidiaries to the U.S. corporation.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2013 was primarily attributed to foreign tax credit benefits, net favorable foreign items related to foreign tax rate differences, the impact of unremitted earnings, and adjustments to foreign valuation allowances, offset by an increase in tax liabilities associated with uncertain tax positions.

Changes to the effective rate due to dividends received from foreign subsidiaries and the impact of foreign tax credits are expected to be recurring, although it is unlikely that it will again have an impact as large as what occurred in the nine months ended September 30, 2014. Depending on various factors, changes from the foregoing items may be favorable or unfavorable in a particular period.

The Company’s U.S. federal income tax returns for 2009 through 2013 are open to examination for federal tax purposes. The Internal Revenue Service (“IRS”) is currently concluding an audit of the Company’s U.S. federal income tax returns for the 2009 through 2011 tax years. The Company has received Notices of Proposed Adjustments from the IRS as a result of this audit and is currently analyzing those adjustments.  The Company has several foreign tax jurisdictions that have open tax years from 2007 through 2013.

As of September 30, 2014, the Company had accrued $8.9 million related to unrecognized tax positions compared with $12.4 million as of December 31, 2013.  This net decrease was primarily attributed to decreases in contingencies not related to statute expirations.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2014 and 2013, by business segment.

	Three Months Ended September 30,
	2014		2013
NSP Americas, Asia Pacific and Europe:
General health	$21,133	43.7%	$22,048	43.6%
Immune	5,907	12.2	5,511	10.9
Cardiovascular	3,270	6.8	3,482	6.9
Digestive	14,143	29.2	14,699	29.1
Personal care	1,014	2.1	1,275	2.5
Weight management	2,924	6.0	3,545	7.0
Total NSP Americas, Asia Pacific and Europe	48,391	100.0%	50,560	100.0%

NSP Russia, Central and Eastern Europe:
General health	$4,507	38.4%	$5,344	36.7%
Immune	1,492	12.7	1,801	12.4
Cardiovascular	730	6.2	966	6.6
Digestive	3,093	26.3	3,625	24.9
Personal care	1,410	12.0	2,282	15.6
Weight management	521	4.4	559	3.8
Total NSP Russia, Central and Eastern Europe	11,753	100.0%	14,577	100.0%
Synergy WorldWide:
General health	$12,367	35.6%	$9,438	34.6%
Immune	243	0.7	415	1.5
Cardiovascular	11,500	33.1	9,925	36.3
Digestive	6,069	17.5	4,001	14.6
Personal care	1,981	5.7	2,022	7.4
Weight management	2,572	7.4	1,520	5.6
Total Synergy WorldWide	34,732	100.0%	27,321	100.0%

Consolidated:
General health	$38,007	40.1%	$36,830	39.8%
Immune	7,642	8.3	7,727	8.4
Cardiovascular	15,500	16.2	14,373	15.6
Digestive	23,305	24.5	22,325	24.1
Personal care	4,405	4.6	5,579	6.0
Weight management	6,017	6.3	5,624	6.1
Total Consolidated	$94,876	100.0%	$92,458	100.0%

	Nine Months Ended September 30,
	2014		2013
NSP Americas, Asia Pacific and Europe:
General health	$64,535	43.6%	$66,832	42.5%
Immune	17,877	12.0	18,431	11.7
Cardiovascular	10,033	6.8	10,729	6.9
Digestive	43,210	29.2	45,717	29.1
Personal care	3,124	2.1	4,137	2.6
Weight management	9,285	6.3	11,267	7.2
Total NSP Americas, Asia Pacific and Europe	148,064	100.0%	157,113	100.0%

NSP Russia, Central and Eastern Europe:
General health	$14,883	37.5%	$16,603	36.3%
Immune	4,960	12.5	5,636	12.3
Cardiovascular	2,457	6.2	3,206	7.0
Digestive	10,491	26.5	11,691	25.6
Personal care	4,746	12.0	6,395	14.0
Weight management	2,091	5.3	2,164	4.8
Total NSP Russia, Central and Eastern Europe	39,628	100.0%	45,695	100.0%

Synergy WorldWide:
General health	$34,809	35.8%	$27,214	34.1%
Immune	710	0.7	1,223	1.5
Cardiovascular	33,596	34.6	30,594	38.4
Digestive	16,039	16.5	12,823	16.1
Personal care	5,451	5.6	5,295	6.6
Weight management	6,657	6.8	2,655	3.3
Total Synergy WorldWide	97,262	100.0%	79,804	100.0%

Consolidated:
General health	$114,227	40.1%	$110,649	39.2%
Immune	23,547	8.1	25,290	8.9
Cardiovascular	46,086	16.3	44,529	15.8
Digestive	69,740	24.6	70,231	24.8
Personal care	13,321	4.6	15,827	5.6
Weight management	18,033	6.3	16,086	5.7
Total Consolidated	$284,954	100.0%	$282,612	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
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

As of September 30, 2014, we had approximately 299,300 active Distributors and customers worldwide who purchase our products directly from the Company. In addition, our products can be purchased directly from our Distributors. A person who joins our independent sales force begins as a Distributor. An individual can become a Distributor by signing up under the sponsorship of someone who is already a Distributor or by signing up through the Company, where they will then be assigned a Distributor as a sponsor. Many Distributors sell our products on a part-time basis to friends or associates or use the products themselves. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive Distributors and attaining certain product sales levels. Managers resell our products to Distributors within their sales group or directly to customers, or use the products themselves. As of September 30, 2014, we had approximately 16,100 active Managers worldwide. In many of our markets, our Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended September 30, 2014 and 2013, are set forth in our Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

Our revenue is highly dependent upon the number and productivity of our Managers, Distributors and customers.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of Managers, Distributors and customers.

Within the Company, we have a number of different distributor compensation plans and qualifications, which generate active Distributors & Managers with different sales values in our different business segments.  Within our NPS Americas, Asia and Europe and NSP Russia, Central and Eastern Europe segments the declines in active Distributor and Managers are indicative of the declines in sales revenues.  Within Synergy WorldWide, the sales qualifications required for active Distributors & Managers varies by market according to local economic factors.  As sales grow in markets with higher qualification values, and decline in those with lower qualification values, the resultant mix change influences the active Distributor & Manager counts. As a result, from time-to-time, changes in overall active Distributor & Manager counts may not be indicative of actual sales trends for the segment.

The following table provides information concerning the number of total Managers, Distributors and customers by segment, as of the dates indicated;

Total Managers, Distributors and Customers by Segment as of September 30,

	2014		2013
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	306,700	7,700	329,300	8,500
NSP Russia, Central and Eastern Europe	246,100	4,400	257,800	5,200
Synergy WorldWide	117,600	4,000	118,500	3,200
	670,400	16,100	705,600	16,900

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated;

Active Distributors and Customers by Segment as of September 30,

	2014		2013
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	141,800	7,700	153,200	8,500
NSP Russia, Central and Eastern Europe	99,500	4,400	119,400	5,200
Synergy WorldWide	58,000	4,000	52,300	3,200
	299,300	16,100	324,900	16,900

“Active Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated.

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated;

New Managers, Distributors and Customers by Segment for the Quarter Ended September 30,

	2014		2013
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	33,500	800	37,600	900
NSP Russia, Central and Eastern Europe	11,100	300	21,500	300
Synergy WorldWide	20,300	800	16,900	600
	64,900	1,900	76,000	1,800

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated;

New Managers, Distributors and Customers by Segment for the Twelve Months Ended September 30,

	2014		2013
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas, Asia Pacific and Europe	138,400	3,600	148,900	3,900
NSP Russia, Central and Eastern Europe	75,100	1,400	86,300	1,600
Synergy WorldWide	71,200	2,300	73,400	1,800
	284,700	7,300	308,600	7,300

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2014, working capital was $79.5 million, compared to $80.0 million as of December 31, 2013.  At September 30, 2014, we had $70.5 million in cash and cash equivalents, of which $54.6 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $1.8 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows. During the nine months ended September 30, 2014, we repatriated $32.8 million of foreign cash through intercompany dividends.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Operating activities	$13,541	$22,029
Investing activities	(19,737)	(4,535)
Financing activities	2,298	(18,951)

For the nine months ended September 30, 2014, operating activities provided cash in the amount of $13.5 million, compared to $22.0 million for the same period in 2013. Operating cash flows decreased due to the decrease in net income and the timing of payments and receipts for other assets, accounts payable, accrued volume incentives, accrued liabilities, liabilities related to unrecognized tax benefits and income taxes payable, and were partially offset by the timing of payments and receipts for accounts receivable, inventories and prepaid expenses and other current assets.

The decrease in accrued liabilities is primarily due to the timing of employee bonus payments, salary and other payroll accruals, and the payment of a one-time customs audit assessment in our Synergy South Korea market (accrued in the prior year). Prepaid expenses and other current assets, which includes income tax receivable, increased as a result of the repatriation of $32.8 million in cash from foreign affiliates, which created foreign tax credit carryforwards in addition to the one-time income tax benefit in the consolidated statement of operations for the nine months ended September 30, 2014.

Capital expenditures related to the purchase of equipment, computer systems and software for the nine months ended September 30, 2014 and 2013, were $20.0 million and $4.6 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. During the nine months ended September 30, 2014, the Company had capital expenditures of $15.6 million related to the Oracle ERP implementation. The Company anticipates completion of this project by mid-2016.

During the nine months ended September 30, 2014 and 2013, we used cash to pay dividends in an aggregate amount of $33.4 and $28.8 million, respectively.

The Board of Directors authorized a $10 million share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchases will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund the share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility. During the nine months ended September 30, 2013, the Company repurchased 177 shares of its common stock under the share repurchase program for $2.7 million.  At September 30, 2014, the remaining balance available for repurchases under the program was $4.7 million.

On August 25, 2014, Nature’s Sunshine and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), closed a transaction pursuant to which, the parties entered into a joint venture in the People’s Republic of China (“China”) that is owned 80 percent by Nature’s Sunshine and 20 percent by a wholly-owned subsidiary of Fosun Pharma, and completed a concurrent investment by Fosun Pharma of $46.2 million in Nature’s Sunshine common stock issued pursuant to a private placement transaction. Nature’s Sunshine used the net proceeds of the private placement transaction to fund its 80 percent share of the initial $20.0 million capitalization of the China joint venture, or $16.0 million, and to pay its shareholders a cash dividend of $1.50 per share, or $28.5 million.  The Company consolidated the joint venture in its consolidated financial statements, with the Fosun Pharma’s interest presented as a noncontrolling interest.

The joint venture, known as Nature’s Sunshine Hong Kong Limited, expects to market and distribute Nature’s Sunshine products in China.  Nature’s Sunshine Hong Kong Limited currently anticipates deploying a multi-brand, multi-channel go-to-market strategy that will offer select Nature’s Sunshine-branded products through certain of Fosun Pharma’s existing retail locations across China, and select Synergy-branded products through a direct selling model.  The time to market will be dependent upon regulatory processes including product registration, permit and license approvals.

Pursuant to a concurrent private placement transaction, Nature’s Sunshine issued 2.9 million shares of unregistered common stock to Fosun Pharma at a price of $16.19 per share, representing aggregate proceeds to Nature’s Sunshine of $46.2 million. The purchase price represented a 10 percent premium to Nature’s Sunshine’s average stock price over the trailing 30 business day period as of June 26, 2014.  As a result of the private placement transaction, Fosun Pharma owns approximately 15% of Nature’s Sunshine outstanding common shares with respect to which the Company has granted Fosun Pharma certain registration rights.  In addition, Nature’s Sunshine appointed one director designated by Fosun Pharma to its board of directors.

During the nine months ended September 30, 2014 and 2013, we used cash to make principal payments of $12.3 million and $2.5 million on our revolving credit facility, respectively. The revolving credit facility is secured by the Company’s manufacturing facility in Spanish Fork, Utah.

The Company has a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that matures September 1, 2016.  The Company pays an annual commitment fee of 0.25 percent on the unused portion of the commitment and LIBOR plus 1.25 percent on any borrowings on the agreement (1.50 percent as of September 30, 2014). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The Company retains ample capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. As of September 30, 2014, the Company had no outstanding balance under the revolving credit agreement.

The revolving credit agreement contains restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of September 30, 2014, the Company was in compliance with these debt covenants.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. As of September 30, 2014, we recorded an impairment charge of $2.9 million related to our Venezuela fixed assets due to continual currency devaluation of the Venezuelan bolivar (50.0 bolivars to the U.S. dollar).

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

Foreign Currency Risk

During the nine months ended September 30, 2014, approximately 60.5 percent of our net sales revenue and approximately 57.4 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

The following table sets forth a composite sensitivity analysis of our net sales revenue, costs and expenses and operating income in connection with the strengthening of the U.S. dollar (our reporting currency) by 10%, 15% and 25% against every other fluctuating functional currency in which we conduct business.  We note that our individual net sales revenue, cost and expense components and our operating income were equally sensitive to increases in the strength of the U.S. dollar against every other fluctuating currency in which we conduct business.

Exchange rate sensitivity for the three months ended September 30, 2014 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$94,876	(3,891)	(4.1)%	$(5,583)	(5.9)%	$(8,561)	(9.0)%

Cost and expenses
Cost of sales	23,315	(1,063)	(4.6)	(1,522)	(6.5)	(2,333)	(10.0)
Volume incentives	35,457	(1,484)	(4.2)	(2,131)	(6.0)	(3,268)	(9.2)
Selling, general and administrative	33,476	(976)	(2.9)	(1,400)	(4.2)	(2,146)	(6.4)

Operating income	$2,628	(368)	(14.0)%	$(530)	(20.2)%	$(814)	(31.0)%

Exchange rate sensitivity for the nine months ended September 30, 2014 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$284,954	(11,112)	(3.9)%	$(15,944)	(5.6)%	$(24,447)	(8.6)%

Cost and expenses
Cost of sales	69,793	(2,982)	(4.3)	(4,276)	(6.1)	(6,555)	(9.4)
Volume incentives	106,008	(4,209)	(4.0)	(6,040)	(5.7)	(9,262)	(8.7)
Selling, general and administrative	93,539	(2,742)	(2.9)	(3,934)	(4.2)	(6,032)	(6.4)

Operating income	$15,614	(1,179)	(7.6)%	$(1,694)	(10.8)%	$(2,598)	(16.6)%

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of September 30, 2014 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Cash and cash equivalents	$70,456	(1,922)	(2.7)%	$(3,016)	(4.3)%	$(4,942)	(7.0)%
Accounts receivable, net	9,184	(265)	(2.9)	(380)	(4.1)	(582)	(6.3)

Accounts payable	4,834	(103)	(2.1)	(148)	(3.1)	(228)	(4.7)

Net Financial Instruments Subject to Exchange Rate Risk	$74,806	(2,084)	(2.8)%	$(3,248)	(4.3)%	$(5,296)	(7.1)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of September 30, 2014, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of September 30, 2014 (dollar amounts in thousands).

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of September 30, 2014
Cash and cash equivalents
South Korea (Won)	$7,497	1,055.2
European Markets (Euro)	3,922	0.8
Japan (Yen)	2,295	109.4
Canada (Dollar)	2,193	1.1
Colombia (Peso)	1,316	2,056.0
Indonesia (Rupiah)	1,155	12,195.1
United Kingdom (Pound Sterling)	1,197	0.6
Thailand (Baht)	1,092	32.4
Other	7,060	Varies
Total foreign denominated cash and cash equivalents	27,727
U.S. dollars held by foreign subsidiaries	26,823
Total cash and cash equivalents held by foreign subsidiaries	$54,550

During the nine months ended September 30, 2014, we repatriated $32.8 million of foreign cash through intercompany dividends.

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

Nine months ended September 30,	2014	2013
Canada (Dollar)	1.1	1.0
European Markets (Euro)	0.7	0.8
Japan (Yen)	102.9	96.5
South Korea (Won)	1,043.9	1,101.0
Mexico (Peso)	13.1	12.7

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.  During the three and nine months ended September 30, 2014, Venezuela and Belarus were considered to be highly inflationary. During the three months ended September 30, 2014 and 2013, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.5 percent and 2.2 percent of consolidated net sales revenue, respectively.  During the nine months ended September 30, 2014 and 2013, the Company’s Venezuelan subsidiary’s net sales revenue represented approximately 1.8 percent and 2.1 percent of consolidated net sales revenue, respectively.  Effective September 30, 2014, the Company will begin to report its results at the SICAD 2 exchange rate of 50.0 bolivars to the U.S. dollar.  During the three months ended September 30, 2014 and 2013, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.1 percent and 2.1 percent of consolidated net sales revenue, respectively. During the nine months ended September 30, 2014 and 2013, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.3 percent and 2.1 percent of consolidated net sales revenue, respectively.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On September 30, 2014, we had investments of $1.8 million of which $0.2 million were municipal obligations, which carry an average fixed interest rate of 5.1 percent and mature over a two-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 8, 2013, the Board of Directors authorized a $10,000 share repurchase program to be implemented over two years. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At September 30, 2014, the remaining balance available for repurchases under the program was $4,723.

The following is a summary of the Company’s repurchases of common shares during the three and nine months ended September 30, 2014:

Period	Number of Shares	Average Price Paid per Share	Program Balance Used for Repurchases
July 1 — September 30, 2014	177	$15.49	$2,731

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

a)    Index to Exhibits

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation
3.2(2)	Third Amended and Restated Bylaws
10.5(2)	Nondisclosure and Standstill Agreement, dated August 25, 2014, by and between Nature’s Sunshine Products, Inc. and Prescott Group Capital Management, LLC
10.6(2)	Nondisclosure and Standstill Agreement, dated August 25, 2014, by and between Nature’s Sunshine Products, Inc. and Red Mountain Capital Partners LLC
10.7(2)	Operating Agreement dated August 25, 2014, amount Nature’s Sunshine Products, Inc., Fosun Industrial Co., and Nature’s Sunshine Hong Kong Limited
10.8(3)	Employment Agreement, dated October 13, 2014, by and between the Company and Paul Noack
31.1(3)	Certification of Chief Executive Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934
31.2(3)	Certificate of Chief Financial Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934

32.1(3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2(3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following financial information from the quarterly report on Form 10-Q of Nature’s Sunshine Products, Inc. for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)         Previously filed with the SEC on May 19, 2013, as an exhibit to Form 8-K and is incorporated herein by reference.

(2)         Previously filed with the SEC on August 29, 2014, as an exhibit to Form 8-K and is incorporated herein by reference.

(3)         Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: November 6, 2014	/s/ Gregory L. Probert
Gregory L. Probert, Chairman of the Board and Chief Executive Officer

Date: November 6, 2014	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer