Form 10-K
period 2014-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2015-03-13
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

OR

☐         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                  to                .

Commission file number 001-34483

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014 was approximately $274,960,000 based on the closing price of $16.97 as quoted by Nasdaq Capital Market on June 30, 2014.

The number of shares of Common Stock, no par value, outstanding on February 13, 2015 is 18,560,936 shares.

EXPLANATORY NOTES

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, but include the following:

•             any negative consequences resulting from the economy, including the availability of liquidity to us, our independent Distributors and our suppliers or the willingness of our customers to purchase products;

•             our relationship with, and our ability to influence the actions of, our independent Distributors, and other third parties with whom we do business;

•             improper activity by our employees or independent Distributors;

•             negative publicity related to our products, ingredients, and the nutritional supplement industry or direct selling organization;

•             changing consumer preferences and demands;

•             our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our Distributor relations and operating results;

•             the competitive nature of our business and the nutritional supplement industry;

•             regulatory matters governing our products, ingredients, the nutritional supplement industry, our direct selling program, or the direct selling market in which we operate;

•             legal challenges to our direct selling program or to the classification of our independent Distributors;

•             risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third party importers, governmental sanctions, ongoing Ukraine and Russia political conflict, pricing and currency devaluation risks, especially in countries such as Ukraine, Russia and Belarus;

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

•             taxation relating to our independent Distributors;

•             product liability claims;

•             share price volatility related to, among other things, speculative trading; and

•             the full implementation of our joint venture for operations in China with Fosun Industrial Co., Ltd., as well as the legal complexities, unique regulatory environment and challenges of doing business in China generally.

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

PART 1

Item 1. Business

The Company

Nature’s Sunshine Products, Inc., together with its subsidiaries (hereinafter referred to collectively as the “Company”), is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent Managers and Distributors who use the products themselves and resell them to other independent Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States and Vietnam. The Company also exports its products to Argentina, Australia, Chile, Israel, New Zealand, Norway, Peru and the United Kingdom.

Business Segments

The Company has four business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer acting as the Company’s chief operating decision maker, in deciding how to allocate resources and in assessing relative performance.

The Company has two business segments that operate under the Nature’s Sunshine® Products brand and are divided based on the characteristics of their Distributor base, similarities in compensation plans, as well as the internal organization of NSP’s officers and their responsibilities (NSP Americas and NSP Russia, Central and Eastern Europe). The Company’s third business segment operates under the Synergy® WorldWide brand, which distributes its products through different selling and Distributor compensation plans and has products with formulations that are sufficiently different from those of NSP Americas and NSP Russia, Central and Eastern Europe to warrant accounting for these operations as a separate business segment. The Company’s fourth business segment, China and New Markets, anticipates deploying a multi-brand, multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through Shanghai Fosun Pharmaceutical (Group) Co., Ltd.’s or (“Fosun Pharma”) retail locations across China as well as ecommerce, and select Synergy branded products through a direct selling model.  The time to market will be dependent upon regulatory processes including product registration and permit approvals. The China and New Markets segment also includes Company’s export sales business, in which the Company sells our products to various locally managed entities independent of the Company that have distribution relevant rights for the market. All of the net sales revenue to date in the China and New Markets segment is through the Company’s export business to foreign markets outside of China as set forth above.  Previously, the export business was included as part of NSP Americas. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief operating decision maker. The Company evaluates performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

Product Categories

Our line of over 700 products includes several different product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. We purchase herbs and other raw materials in bulk and, after quality control testing, we formulate, encapsulate, tablet or concentrate them, label and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our products in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that our contract manufacturers have complied with our specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the years ended December 31, 2014, 2013, and 2012, by business segment. This table should be read in conjunction with the information presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented (in thousands).

Year Ended December 31,	2014		2013		2012
NSP Americas:
General health	$79,022	42.8%	$82,332	42.0%	$87,280	43.7%
Immune	23,881	12.9	24,013	12.2	24,410	12.2
Cardiovascular	12,665	6.9	13,268	6.8	13,483	6.8
Digestive	53,906	29.2	57,575	29.4	56,160	28.1
Personal care	4,025	2.2	5,214	2.7	5,792	2.9
Weight management	11,126	6.0	13,522	6.9	12,669	6.3
Total NSP Americas	184,625	100.0	195,924	100.0	199,794	100.0

NSP Russia, Central and Eastern Europe:
General health	$18,841	37.5%	$22,690	36.2%	$20,540	35.5%
Immune	6,512	12.9	7,902	12.6	7,365	12.7
Cardiovascular	3,104	6.2	4,324	6.9	4,367	7.6
Digestive	13,171	26.2	15,693	25.0	14,501	25.1
Personal care	6,073	12.1	8,817	14.0	8,908	15.4
Weight management	2,573	5.1	3,321	5.3	2,172	3.7
Total NSP Russia, Central and Eastern Europe	50,274	100.0	62,747	100.0	57,853	100.0

Synergy WorldWide:
General health	$46,546	36.3%	$36,723	33.9%	$33,969	33.7%
Immune	974	0.8	1,394	1.3	1,104	1.1
Cardiovascular	42,449	33.1	42,154	38.9	42,696	42.4
Digestive	20,839	16.3	16,897	15.6	14,904	14.8
Personal care	7,196	5.6	7,097	6.6	5,631	5.6
Weight management	10,097	7.9	4,025	3.7	2,366	2.4
Total Synergy WorldWide	128,101	100.0	108,290	100.0	100,670	100.0

China and New Markets:
General health	$1,566	46.5%	$1,306	45.6%	$1,180	47.0%
Immune	445	13.2	367	12.8	319	12.7
Cardiovascular	235	7.0	211	7.4	188	7.5
Digestive	835	24.8	726	25.3	632	25.2
Personal care	83	2.5	74	2.6	70	2.8
Weight management	203	6.0	181	6.3	120	4.8
Total China and New Markets	3,367	100.0	2,865	100.0	2,509	100.0

Consolidated:
General health	$145,975	39.8%	$143,051	38.7%	$142,969	39.6%
Immune	31,812	8.7	33,676	9.1	33,198	9.2
Cardiovascular	58,453	16.0	59,957	16.2	60,734	16.8
Digestive	88,751	24.2	90,891	24.6	86,197	23.9
Personal care	17,377	4.7	21,202	5.7	20,401	5.7
Weight management	23,999	6.6	21,049	5.7	17,327	4.8
Total Consolidated	$366,367	100.0	$369,826	100.0	$360,826	100.0

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
General health

We supply a wide selection of general health products. The general health line is a combination of assorted health products related to blood sugar support, bone health, cellular health, cognitive function, essential oils, joint health, mood, sexual health, sleep, sports and energy, and vision.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Adrenal Support, CurcuminBP, Everflex®, Ionic Minerals, Mind-Max, Nutri-Calm®, Perfect Eyes®, Skeletal Strength®, Super Supplemental Vitamin and Mineral, Super Trio, Tai-Go®, Tei-Fu®, Vitamin B-Complex, Vitamin D3

Synergy WorldWide:

Core Greens®, Mistica®, Noni Plus, NutriBurst, Spirulina Vegi-Cap

Immune	We supply immune products. The immune line has been designed to offer products that support and strengthen the human immune system.	NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: ALJ®, Elderberry D3fense, HistaBlock®, Immune Stimulator, Silver Shield, VS-C® Synergy WorldWide: BodyGuard, Colostrum

Cardiovascular

We supply cardiovascular products. The cardiovascular line has been designed to offer products that combine a variety of superior heart health ingredients to give the cardiovascular system optimum support.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Blood, Pressurex, Co-Q10, Flax Seed Oil, Mega-Chel®, Red Yeast Rice, Super Omega-3 EPA

Synergy WorldWide:

E-9, ProArgi-9 Plus®

Digestive	We supply digestive products. The disgestive line has been designed to offer products that regulate intestinal and digestive functions in support of the human digestive system.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Bifidophilus Flora Force®, CleanStart®, Food Enzymes, LBS II®, Liquid Chlorophyll, Milk Thistle, Proactazyme®, Probiotic Eleven®

Synergy WorldWide:

Detox Plus, Liquid Chlorophyll

Personal care	We supply a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: EverFlex® Cream , HSN-W®, Pau-D Arco Lotion, Pro-G Yam® Cream, Tei-Fu® Lotion, Vari-Gone®

Synergy WorldWide:

Bright Renewal Serum, Hydrating Toner, 5 in 1

Shampoo, Repair Complex

Weight management

We supply a variety of weight management products. The weight management line has been designed to simplify the weight management process by providing healthy meal replacements and products that increase caloric burn rate.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Fat Grabbers®, Garcinia Combination, Love and Peas, MetaboMax, Nature’s Harvest, Nutri-Burn®, SmartMeal, Stixated™, Ultra Therm™

Synergy WorldWide:

Double Burn, SLMSmart™

Distribution and Selling

Our independent Managers and Distributors market our products to customers through direct selling techniques, as well as sponsoring other independent Managers and Distributors. We seek to motivate and provide incentives to our independent Managers and Distributors by offering high quality products and providing our independent Managers and Distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Georgia, Ohio and Texas. Many of our international operations maintain warehouse facilities with inventory to supply their independent Managers, Distributors and customers. However, in foreign markets that we do not maintain warehouse facilities, we have contracted with third-parties to distribute our products and provide support services to our independent sales force of independent Managers and Distributors.

As of December 31, 2014, we had approximately 292,600 active independent Distributors and customers (as defined below) worldwide who purchase our products directly from the Company. In addition, our products can be purchased directly from our independent Distributors. A person who joins our independent sales force begins as an independent Distributor. An individual can become an independent Distributor by signing up under the sponsorship of someone who is already an independent Distributor or by signing up through the Company, where they will then be randomly assigned an independent Distributor as a sponsor. Many independent Distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive independent Distributors and attaining certain product sales levels. Independent managers resell our products to independent Distributors within their sales group or directly to customers, or use the products themselves. As of December 31, 2014, we had approximately 13,400 active independent Managers (as defined below) worldwide. In many of our markets, our independent Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the years ended December 31, 2014, 2013, and 2012, are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

Our revenue is highly dependent upon the number and productivity of our independent Managers, Distributors and customers.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of independent Managers, Distributors and customers.

Within the Company, we have a number of different distributor compensation plans and qualifications, which generate active independent Managers and Distributors with different sales values in our different business segments.  Within our NSP Americas and NSP Russia, Central and Eastern Europe segments, the declines in active independent Managers and Distributors have resulted in declines in sales revenues.  Within Synergy WorldWide, the sales qualifications required for active independent Managers and Distributors varies by market according to local economic factors.  As sales grow in markets with higher qualification values, and decline in those with lower qualification values, the resultant mix change influences the active independent Manager and Distributor counts. As a result, from time-to-time, changes in overall active independent Manager and Distributor counts may not be indicative of actual sales trends for the segment. There are no Managers, Distributors, and customers in the China and New Markets segment as the export business accounts for all of the segment’s sales to date.

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated.

Total Managers, Distributors and Customers by Segment as of December 31,

	2014		2013		2012
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	296,900	6,600	322,200	7,400	343,900	7,500
NSP Russia, Central and Eastern Europe	231,400	3,700	260,200	6,000	252,700	5,600
Synergy WorldWide	122,300	3,100	118,500	3,000	118,200	2,900
China and New Markets	—	—	—	—	—	—
Total	650,600	13,400	700,900	16,400	714,800	16,000

“Total Managers” includes independent Managers under our various compensation plans that have achieved and maintained specified and personal groups sale volumes as of the date indicated. To maintain Manager status, an individual must continue to meet certain product sales volume levels. As such, all Managers are considered to be “active Managers”.

“Total Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous twelve months ended as of the date indicated. This includes independent Manager, Distributor and customer accounts that may have become inactive since such respective dates.

The following table provides information concerning the number of active independent Distributors and customers by segment, as of the dates indicated.

Active Distributors and Customers by Segment as of December 31,

	2014		2013		2012
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	135,900	6,600	148,800	7,400	150,500	7,500
NSP Russia, Central and Eastern Europe	97,900	3,700	131,800	6,000	125,800	5,600
Synergy WorldWide	58,800	3,100	51,800	3,000	54,600	2,900
China and New Markets	—	—	—	—	—	—
Total	292,600	13,400	332,400	16,400	330,900	16,000

“Active Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated.

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, as of the dates indicated.

New Managers, Distributors and Customers by Segment for the year ended December 31,

	2014		2013		2012
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	131,900	3,200	143,900	3,200	161,800	3,800
NSP Russia, Central and Eastern Europe	66,400	1,200	89,300	1,600	78,000	1,500
Synergy WorldWide	73,500	2,200	71,800	1,900	73,700	1,700
China and New Markets	—	—	—	—	—	—
Total	271,800	6,600	305,000	6,700	313,500	7,000

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

Seasonality

We operate in many regions around the world and, as a result, are affected by seasonal factors and trends such as weather changes, holidays and cultural traditions and vacation patterns throughout the world.  For instance, in North America and Europe we typically see a decrease in activity during the third quarter due to the summer vacation season, while we see a decrease in activity in many of our Asia Pacific markets during the first quarter due to cultural events such as the Lunar New Year. As a result, there is some seasonality to our revenues and expense reflected in our reported quarterly results. Generally, reductions in one region of the world due to seasonality are offset by increases in another, minimizing the impact on our reported consolidated revenues. Changes in the relative size of our revenues in one region of the world compared to another could cause seasonality to more significantly affect our reported quarterly results.

Inventories

In order to provide a high level of product availability to our independent Managers, Distributors, and customers, we maintain a considerable inventory of raw materials in the United States and of finished goods in most countries in which we sell our products. Due to different regulatory requirements across the countries in which we sell our products, our finished goods inventories have product labels and sometimes product formulations specific for each country. Our inventories are subject to obsolescence due to finite shelf lives.

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

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and sell brands that are, through advertising and promotions, better known to consumers. We compete in the nutritional and personal care industry against companies that sell through retail stores, as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, vitamin outlets, discount stores, and mass market retailers, among others. We compete for product sales and managers and distributors with many other direct selling companies, including Amway, Herbalife, Pharmanex (NuSkin), Shaklee and USANA, among others. We believe that the principal components of competition in the direct selling of nutritional and personal care products are distributor expertise and service, product quality and differentiation, price and brand recognition. In addition, we rely on our independent Managers and Distributors to compete effectively in the direct selling markets, and our ability to attract and retain independent Managers and Distributors depends on various factors, including the recruitment, training, travel and financial incentives for the independent Managers and Distributors.

Research and Development

We conduct research and development activities at our manufacturing facility located in Spanish Fork, Utah. In addition, we have recently completed the construction of a new state of the art research and development facility at our corporate offices in Lehi, Utah, which will further advance our research of innovative products. Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $2.5 million in 2014, $2.0 million in 2013 and $1.5 million in 2012.

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

Regulation

General

In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations and guidance, court decisions and similar constraints (collectively “Regulations”). Such Regulations exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including Regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by independent Distributors, for which we may be held responsible; (3) our direct selling program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; (5) taxation of our independent Distributors (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records); and (6) currency exchange and repatriation.

Products

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies in the United States and in other countries. The most active of these is the United States Food and Drug Administration (“FDA”), which regulates our products under the Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder (“FDCA”). The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been adjusted several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (“NLEA”) and the Dietary Supplement Health and Education Act of 1994, as amended, and the regulations promulgated thereunder (“DSHEA”).

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

FDA rules impose requirements on the manufacture, packaging, labeling, holding, and distribution of dietary supplement products. For example, it requires that companies establish written procedures governing areas such as: (1) personnel, (2) plant and equipment cleanliness, (3) production controls, (4) laboratory operations, (5) packaging and labeling, (6) distribution, (7) product returns, and (8) complaint handling. The FDA also requires identity testing of all incoming dietary ingredients unless a company successfully petitions for an exemption from this testing requirement in accordance with the regulations. The current good manufacturing practices are designed to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products.

In some countries, regulations applicable to the activities of our independent Managers and Distributors also may affect our business because in some countries we are, or regulators may assert that we are, responsible for our independent Distributors’ conduct. In these countries, regulators may request or require that we take steps to ensure that our independent Distributors comply with regulations. The types of regulated conduct include: (1) representations concerning our products; (2) income representations made by us and/or our independent Distributors; (3) public media advertisements, which in foreign markets may require prior approval by regulators; (4) sales of products in markets in which the products have not been approved, licensed or certified for sale; and (5) classification by government agencies of our independent Managers and Distributors as employees of the Company.

In some markets, it is possible that improper product claims by independent Managers and Distributors could result in our products being reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, we might be required to make labeling changes.

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

In 2014, the Company passed 3 day audits performed by the United States National Sanitation Foundation and independent auditors; and the Australia Therapeutic Goods Administration, which is the Australian regulatory body for our industry. Both entities noted that the Company continues to be in the top tier of companies with regard to compliance against GMP (Good Manufacturing Standards) requirements.

Direct Selling

Our business practices and products are also regulated by the following United States governmental entities: the Federal Trade Commission (“FTC”), Consumer Product Safety Commission (“CPSC”), Department of Agriculture (“USDA”) and Environmental Protection Agency (“EPA”). Our activities, including our direct selling distribution activities, are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

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

Other Regulations

We also are subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, we are substantially restricted in the amount and types of rules and termination criteria that we can impose on independent Distributors without having to pay social security assessments on behalf of the independent Distributors and without incurring severance obligations to terminated independent Distributors. In some countries, we may be subject to these obligations in any event.

Our failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general. Assertions that we failed to comply with regulations or the effect of adverse regulations in one market could adversely affect us in other markets as well, by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.

Compliance

In order to comply with regulations that apply to both us and our independent Distributors, we conduct considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses and approvals and bringing our operations into compliance with the applicable limitations. We also research laws applicable to independent Distributor operations and revise or alter our Distributor manuals and other training materials and programs to provide independent Distributors with guidelines for operating a business, selling and distributing our products and similar matters, as required by applicable regulations in each market. We are unable to monitor our independent Distributors effectively, however, to ensure that they refrain from distributing our products in countries where we have not commenced operations, and we do not devote significant resources to this type of monitoring.

In addition, regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when we believe that we and our independent Distributors are initially in compliance with all applicable regulations, new regulations regularly are being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products or our direct selling program, so that extensive adverse publicity about us, our products or our direct selling program may result in increased regulatory scrutiny.

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

To further mitigate any compliance risk, a Compliance Committee of the Board of Directors was created in 2014. The purpose of the committee of the Board of Directors of the Company shall be to oversee the Company’s efforts with respect to operational compliance.  “Operational Compliance” shall be defined to include: distributor compliance and direct selling best practices; employee compliance, including code of conduct and other mandated trainings; product and product distribution regulatory compliance, including adherence to FTC, FDA and other similar regulatory bodies’ mandates; and non-financial, whistleblower reports. For avoidance of doubt, it shall not include FCPA. The committee shall consist of at least three directors, one of whom shall be the Chair of the Company’s Audit Committee. A majority of the members of the compliance committee shall meet the independence and experience requirements of the NASDAQ Stock Market, Section 10A(m)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), as affirmatively determined by the Company’s Board. The Board may, at any time and in its complete discretion, replace a compliance committee member.

International Operations

A significant portion of our net sales are generated within the United States, which represented 40.5 percent, 41.2 percent and 42.9 percent of net sales in 2014, 2013, and 2012, respectively. Outside of the United States and South Korea, no one country accounted for 10.0 percent or more of net sales revenue in any year in the last three years. As we continue to grow our international business, our operating results will likely become more sensitive to economic and political conditions in foreign markets, as well as to foreign currency fluctuations.  A breakdown of net sales revenue by region in 2014, 2013, and 2012, is set forth below.

(Dollar amounts in thousands)

Year Ended December 31,	2014		2013		2012
Net Sales Revenue:
North America	$175,118	47.8%	$179,919	48.6%	$182,138	50.5%
EMEA	83,048	22.7	98,299	26.6	88,465	24.5
Asia Pacific	81,199	22.1	62,932	17.0	61,595	17.1
Central & South America	27,002	7.4	28,676	7.8	28,628	7.9
	$366,367	100.0%	$369,826	100.0%	$360,826	100.0%

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States and Vietnam. We export our products to Argentina, Australia, Chile, Israel, New Zealand, Norway, Peru and the United Kingdom.

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

We have international operations in Belarus, which is considered to be a highly inflationary economy. Also, in 2014, the Company ceased its operations in Venezuela due to the difficulties and uncertainties related to import controls, difficulties associated with repatriating cash and high inflation. See below for further discussion of the Company’s exit of the Venezuela market in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Executive Officers

In 2014, Paul E. Noack joined the Company as President of China and New Markets and Susan M. Armstrong was appointed Chief Operations Officer. Ms. Armstrong had previously served in the role of Executive Vice President, Operations since joining the Company in March 2013. In addition to her previous responsibilities of manufacturing and worldwide distribution, Ms. Armstrong also assumed responsibility for the corporate IT function. The Company’s executive officers, as of the date of this report, are as follows:

Name	Age	Position	Served in Position Since
Gregory L. Probert	58	Chief Executive Officer and Chairman of the Board of Directors	2013
Stephen M. Bunker	56	Executive Vice President, Chief Financial Officer and Treasurer	2006
D. Wynne Roberts	60	Chief Executive Officer of Synergy WorldWide	2014
Richard D. Strulson	46	Executive Vice President, General Counsel, Chief Compliance Officer, and Secretary	2013
Matthew L. Tripp	63	Executive Vice President and Chief Scientific Officer	2013
Paul E. Noack	53	President of China and New Markets	2014
Susan M. Armstrong	50	Executive Vice President and Chief Operations Officer	2014

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

D. Wynne Roberts.  Mr. Roberts is the Chief Executive Officer of Synegy WorldWide. Prior to his appointment in December 2014, Mr. Roberts had previously served in the role of President and Chief Operating Officer since joining the Company in February 2012. Prior to joining the Company, he served as Chairman of the Board for LifeCare Corporation, a Romanian direct selling company from May 2010. Previously, he was Senior Vice President, EMEA (Europe, Middle East and Africa) at Herbalife Europe Limited from 2005, President, International of DMX Music Corporation from 2002, and held senior international executive positions at XE Systems Incorporated (a subsidiary of Xerox Corp.) from 1998 and NCR Corporation from 1984. He is a citizen of the U.K., and received his L.L.B., with honors, from the University of Manchester in 1975.

Richard D. Strulson.  Mr. Strulson is the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of our Company. Prior to his appointment in November 2013, he served as Senior Vice President, Chief Privacy Officer, and Counsel, of Herbalife International of America, Inc., one of the world’s largest direct selling companies. From 1998 to 2004, he served in a variety of senior legal counsel positions for The Walt Disney Company and FOX Cable Networks, where he was responsible for negotiating media rights and licensing agreements. Prior to his internal legal counsel positions, Mr. Strulson was a corporate attorney in Los Angeles with Latham and Watkins from 1995 to 1998 and clerked for Chief Justice E. Norman Veasey of the Delaware Supreme Court from 1994 to 1995. Mr. Strulson received a Doctor of Jurisprudence and Masters of Business Administration from Duke University in 1994, and a B.A. in Foreign Affairs and Economics from the University of Virginia in 1990.

Matthew L. Tripp.  Dr. Tripp is the Executive Vice President and Chief Scientific Officer of our Company. Prior to his appointment in May 2013, Dr. Tripp served as Vice President, Research and Development at Metagenics, a leading developer, manufacturer and distributor of dietary supplements and medical foods sold through health care practitioners in the U.S. and pharmacies abroad from 2000. He also concurrently served as Senior Vice President, Research and Development, at KinDex Therapeutics, a biotechnology company created by Metagenics. Dr. Tripp received his Ph.D. from Washington State University in Physiology/Microbial Genetics/Microbiology in 1981; a M.A. in Microbial Physiology/Bacterial Genetics in 1977; and a B.S. in Biology both from Western Michigan University in 1974.

Paul E. Noack.  Mr. Noack is the President of China and New Markets of our Company. Prior to his appointment in October 2014, Mr. Noack served as President of ViSalus, Inc., a direct selling health and wellness company from January 2012 to October 2014. Prior to his appointment as President in 2012, Mr. Noack consulted with the ViSalus, Inc. board of directors and management team. From 2009 to 2010, Mr. Noack served in several director and senior executive roles at Penta Water Company, LLC. From 2004 to 2008, Mr. Noack served in a variety of executive roles at Herbalife International of America, Inc., one of the world’s largest direct selling companies. From 2007 to 2008, he served as Herbalife’s Managing Director of the Asia Pacific Region and as Chief Strategic Officer from 2006 to 2007. From 2004 to 2005, he served as Senior Vice President, Corporate Planning and Strategy, and was responsible for overseeing entry into New Markets, the Company’s strategy in China, M&A and longer-term financial planning. From 1983 to 2003, Mr. Noack served in a variety of strategic roles, including ten years at the Walt Disney Company, where he directed a wide range of financial and operating responsibilities. Mr. Noack received a B.A. in Accounting from St. Johns University in 1983.

Susan M. Armstrong.  Ms. Armstrong is the Chief Operations Officer of our Company. Prior to her appointment in December 2014, Ms. Armstrong had previously served in the role of Executive Vice President, Operations since joining the Company in March 2013. Prior to joining Nature’s Sunshine Products, Ms. Armstrong served as Senior Vice President, Value Chain at Metagenics, a leading manufacturer and distributor of high quality dietary supplements and medical foods sold through health care practitioners in the U.S. and pharmacies abroad. Prior to working at Metagenics, Ms. Armstrong was Vice President, Global Supply Chain at Carl Zeiss Vision, a global leader in ophthalmic lenses and eye care solutions.  Ms. Armstrong is a native of the United Kingdom (UK) and received a Bachelor of Science degree in Chemistry from the University of Sheffield in the UK in 1986 and began her professional career as a chemist with Ciba Geigy.

Employees

We employed 964 individuals as of December 31, 2014. We believe that our relations with our employees are satisfactory.

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

Direct selling systems are frequently subject to laws and regulations by various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive practices and to ensure that sales are made to consumers of the products, and that compensation, recognition and advancement within the selling organization are based upon sales of the products. Failure to comply with these laws and regulations could result in significant penalties. Violations could result from misconduct by an associate, ambiguity in statutes, changes or new laws and regulations affecting our business and court-related decisions. Furthermore, we may be restricted or prohibited from using direct selling plans in some foreign countries. In addition, changes in existing laws or additional regulations could make it difficult to register or sell our products in the countries in which we operate. For example, in Peru, changes in local regulations have restricted our ability to sell a majority of our key products in this market through our traditional direct selling business model. In response to this change in regulations, in 2014, we transitioned this market to an export market, in which we sell our products to a locally managed entity independent of the Company that has distribution rights for the market.

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

The FTC, which exercises jurisdiction over the advertising of all of our products in the United States, has in the past several years instituted enforcement actions against several dietary supplement and food companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize, as well as the role of expert endorsers and product clinical studies. We cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future. It is unclear whether the FTC will subject our advertisements to increased surveillance to ensure compliance with the principles set forth in its published advertising guidance

We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the anti-bribery laws of other jurisdictions. The Company expends significant resources to monitor FCPA compliance by its employees and representatives.  Nevertheless, a finding of FCPA noncompliance could subject the Company to, among other things, penalties and legal expenses, as well as reputational harm, which could have a material adverse effect on its business, financial condition and results of operations.

Our failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general. Assertions that we failed to comply with regulations or the effect of adverse regulations in one market could adversely affect us in other markets as well, by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.

If we are unable to attract and retain Distributors, our business could suffer.

We rely on our independent Distributors to market and sell our products through direct selling techniques, as well as sponsoring other independent Distributors. Many independent Distributors sell our products on a part-time basis to friends or associates or use the products for themselves. Our independent Distributors may terminate their service at any time, and, like most direct selling companies, we experience high turnover among independent Distributors from year to year. As a result, we need to continue to retain existing independent Distributors and recruit additional independent Distributors in order to maintain and/or increase sales in the future.

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

We cannot provide any assurance that our independent Distributors will continue to maintain their current levels of productivity, or that we will be able to continue to attract and retain independent Distributors in sufficient numbers to sustain future growth or to maintain present sales levels.

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

In 2014, we recognized approximately 59.5 percent of our revenue in markets outside the United States, the majority of which was recognized in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because a majority of our sales are in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings have in the past been, and are likely to continue to be, significantly affected by fluctuations in currency exchange rates, with net sales revenue and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. These fluctuations had a generally negative effect on our revenue in 2014 and 2013, compared to 2012, when we experienced an increase in our global net sales as a result of the U.S. dollar weakening against most major currencies.  As our operations grow in countries where foreign currency transactions are made, our operating results will increasingly be subject to the risks of exchange rate fluctuations, and we may not be able to accurately estimate the impact of these changes on our future results of operations or financial condition.

Some of the markets in which we operate may become highly inflationary.

Inflation is another risk associated with our international operations. For example, Belarus has been designated as highly inflationary economy under generally accepted accounting principles in the United States (“U.S. GAAP”). Accordingly, the U.S. dollar is the functional currency for our operations in Belarus. All gains and losses resulting from the re-measurement of its financial statements and other transactional foreign exchange gains and losses are reflected in its earnings, which could result in volatility within the Company’s earnings, rather than as a component of comprehensive income within shareholders’ equity.

Some of the markets in which we operate have currency controls in place which may restrict the repatriation of cash.

The possibility that foreign governments may impose currency remittance restrictions is another risk faced by our international operations. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to repatriate cash at exchange rates beneficial to the Company, which could have a material adverse effect on our financial position, results of operations or cash flows. For example, in 2014, the Company ceased its operations in Venezuela due to the difficulties and uncertainties related to import controls, difficulties associated with repatriating cash and high inflation.

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

Because a substantial portion of our business is conducted outside of the United States, our business is subject to global political issues and conflicts. If these conflicts or issues escalate, it could harm our foreign operations. In addition, changes in and actions by governments in foreign markets could harm our business. For example, the Company has cautioned that sales in its NSP Russia, Central and Eastern Europe segment will undoubtedly continue to be affected by the political unrest in Ukraine and Russia, possible sanctions in Russia and the impact of currency devaluation.

Our business is subject to the effects of adverse publicity and negative public perception.

Our ability to attract and retain independent Distributors, as well as their ability to maintain or grow sales in the future, can be affected by either adverse publicity or negative public perception with regard to our industry, our competition, our direct selling model, the quality or efficacy of nutritional product supplements and ingredients, and our business generally. There can be no assurance that we will not be subject to adverse publicity or negative public perception in the future or that it would not have an adverse or material negative impact on our financial position, results of operations or cash flows.

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

We collect and remit value-added taxes and sales taxes in jurisdictions and states in which we have determined that nexus exists.  Other states may claim, from time to time, that we have state-related activities constituting a sufficient nexus to require such collection.

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

Most of our products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products generally make patent protection impractical. As a result, we enter into confidentiality agreements with certain of our employees in our research and development activities, our independent associates, suppliers, directors, officers and consultants to help protect our intellectual property, investment in research and development activities and trade secrets. We have also obtained trademarks for the Nature’s Sunshine Products name and logo as well as the Synergy WorldWide name. There can be no assurance that our efforts to protect our intellectual property and trademarks will be successful, nor can there be any assurance that third parties will not assert claims against us for infringement of intellectual property rights, which could result in our business being required to obtain licenses for such rights, to pay royalties or to terminate our manufacturing of infringing products, all of which could have a material negative impact on our financial position, results of operations or cash flows.

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

Beginning in 2013, we began to significantly reinvest in information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. However, the unsuccessful implementation or failure of this ERP program could disrupt or adversely affect our business operations.

The Company could incur obligations relating to the activities of our independent Distributors and contracted third-parties.

We sell our products worldwide to a sales force of independent Distributors who use the products themselves or resell them to other independent Distributors or consumers. In addition, in certain foreign markets, we contract with third-parties to distribute our product and provide support services to our independent sales force of Managers and Distributors. Independent Distributors and contracted third-parties are not employees and operate their own business separate and apart from the Company, and we may not be able to control aspects of their activities that may impact our business. If local laws and regulations or the interpretation of locals laws and regulations change and require us to treat our independent Distributors as employees, or if our independent Distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment related taxes and penalties. Our independent Distributors also operate in jurisdictions where local legislation and governmental agencies require us to collect and remit taxes such as sales tax or value-added taxes. In addition, there is the possibility that some jurisdictions could seek to hold the Company responsible for false product claims or the negligent actions of an independent Distributor. To date, the Company has had no such occurrences.  If the Company were found to be responsible for any of these issues related to our independent Distributors, it could have a material negative impact on our financial position, results of operations or cash flows.

If our independent Distributors fail to comply with labeling laws, then our financial condition and operating results would be harmed.

Although the physical labeling of our products is not within the control of our independent Distributors, our independent Distributors must nevertheless advertise our products in compliance with the extensive regulations that exist in certain jurisdictions, such as the United States, which considers product advertising to be labeling for regulatory purposes. Our products are sold principally as dietary supplements and cosmetics and are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made for our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train our independent Distributors and attempt to monitor our independent Distributors’ marketing materials, we cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If our independent Distributors fail to comply with these restrictions, then we and our independent Distributors could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results.

Although we expect that our responsibility for the actions of our independent Distributors in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held vicariously liable for the actions of our independent Distributors.

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

Our business operates in an industry with numerous manufacturers, distributors and retailers of nutritional products. The market for our products is intensely competitive. Many of our competitors are significantly larger, have greater financial resources, and have better name recognition than we do. We also rely on our independent Distributors to market and sell our products through direct selling techniques, as well as sponsoring other independent Distributors. Our ability to compete with other direct selling companies depends greatly on our ability to attract and retain our independent Distributors. In addition, we currently do not have significant patent or other proprietary protection, and our competitors may introduce products with the same or similar ingredients that we use in our products. As a result, we may have difficulty differentiating our products from our competitors’ product and other competing products that enter the nutritional market. There can be no assurance that our future operations would not be harmed as a result of changing market conditions and future competition.

Our share price has been and may continue to be volatile.

The market price of our common shares is subject to significant fluctuations in response to variations in our quarterly operating results and the market price of our common stock may not remain at or exceed current levels.  Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, market perception or our industry, the activities of our independent Managers, Distributors and customers, the level of perceived growth in the industry in which we participate, general trends in the markets for our products, general economic, business and political conditions in the countries and regions in which we conduct our business, currency exchange issues in our foreign markets, changes in government regulation affecting our business, political issues and conflicts, many of which are not within our control.

We may experience Unintended negative effects from our independent Manager and Distributor promotions or compensation plans.

The payment of volume incentives to our independent Managers and Distributors is our most significant expense. These incentives include commissions, bonuses and certain awards and prizes based on promotions and product levels. From time to time, we adjust our compensation plan to better manage these incentives as a percentage of net sales. We closely monitor the amount of volume incentives that are paid as a percentage of net sales, and may periodically adjust our compensation plan to prevent volume incentives from having a significant adverse effect on our earnings. In addition to the compensation plan, we frequently design and implement economic and non-economic incentives and promotions to motivate and reward our independent Distributors. There can be no assurance that changes to the compensation plan, product pricing, or promotions and incentives will be successful in achieving target levels of volume incentives as a percentage of net sales. Furthermore, such programs, promotions or incentives could result in unintended or unforeseen negative economic and non-economic consequences to our business, such as higher than anticipated costs.

Our manufacturing activity is subject to certain risks.

We manufacture approximately 80 percent of the products sold to our customers at our Spanish Fork, Utah location. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Spanish Fork and our distribution facilities throughout the country. Our manufacturing facilities and distribution facilities are subject to the risk of catastrophic loss due to, among other things, earthquake, fire, flood, terrorism or other natural or man-made disasters, as well as occurrence of significant equipment failures. If any of these facilities were to experience a catastrophic loss, it would be expected to disrupt our operations and could result in personal injury or property damage, damage relationships with our customers or result in large expenses to repair or replace the facilities or systems, as well as result in other liabilities and adverse impacts.

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

We have contracted with third-parties in several of our key markets to distribute our product and provide support services to our independent sales force of Managers and Distributors. We rely on these third parties to perform various required administrative functions in support of our independent Managers and Distributors. Any failure of these third parties in this regard could result in the disruption of our business in these markets and adversely affect revenue and profitability.

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

Our expansion in China is subject to risks associated with operating a joint venture, as well as general, industry-specific, economic, political and legal risks in China and requires that we utilize a different business model from that which we use elsewhere in the world.

Our expansion of operations into China is subject to risks and uncertainties related to operating a joint venture, as well as general economic, political and legal developments in China, among other things. The Chinese government exercises significant control over all aspects of the Chinese economy and the direct selling industry in particular.  Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business in China and our prospects generally.

On August 25, 2014, Nature’s Sunshine and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), closed a transaction pursuant to which, the parties entered into a joint venture in the People’s Republic of China (“China”) 80 percent is owned by Nature’s Sunshine and 20 percent is owned by a wholly-owned subsidiary of Fosun Pharma.  Smooth operation of the joint venture depends on good relations between the Company and Fosun Pharma, active synergies between the two companies and positive legal and regulatory recognition of the joint venture.  Any disruption in relations, inability to work efficiently or disadvantageous treatment of the joint venture by the Chinese or other authorities could have a material adverse effect on our business in China.

In 2005, China published regulations governing direct selling and prohibiting pyramid promotional schemes, and a number of administrative methods and proclamations were issued in 2005 and in 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we are creating a model specifically for China.

The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., as well as our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key management, regulatory and legal personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China could negatively impact our business.

Additionally, although certain regulations have been published with respect to obtaining and operating under such approvals and otherwise conducting business in China, other regulations are pending and there continues to be uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. The Chinese government rigorously monitors the direct selling market in China, and in the past has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us.

Chinese regulations prevent persons who are not Chinese nationals from engaging in direct selling in China. We cannot guarantee that any of our Members living outside of China or any of our sales representatives or independent service providers in China have not engaged or will not engage in activities that violate our policies in this market, or that violate Chinese law or other applicable law, and therefore result in regulatory action and adverse publicity.

If we are not able to register products for sale in Mainland China, our business could be harmed.

Our registration of our products for sale in China is extremely time intensive.  The requirements for obtaining product registrations and/or licenses involve extended periods of time that may delay us from offering products for sale or prevent us from launching new product initiatives in China on the same timelines as other markets around the world.  For example, products marketed in China as “health foods” or for which certain claims are used are subject to “blue cap” or “blue hat” registrations, which involve extensive laboratory and clinical analysis by governmental authorities.  This registration process can take anywhere from 18 months to 3 years, but may be substantially longer.  We currently intend to market both “health foods” and “general foods” in China.  There is risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification.  If government officials feel the categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in China.

If we are unable to effectively manage rapid growth in China, our operations could be harmed.

If our operations in China are successful, we may experience rapid growth in China, and there can be no assurances that we will be able to successfully manage rapid expansion of manufacturing operations and a rapidly growing and dynamic sales force. If we are unable to effectively manage such growth and expansion of our retail stores and manufacturing operations, our government relations may be compromised and our operations in China may be harmed.

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

We own approximately 60,000 square feet of office and warehouse space in Mexico.

We also own approximately 53 acres of undeveloped land in Springville, Utah, and approximately 8 acres of undeveloped land in Provo, Utah.

We lease properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and distribution warehouses in the majority of the countries in which we do business. We believe these facilities are suitable for their respective uses and are, in general, adequate for our present and near-term future needs. During 2014, 2013 and 2012, we incurred approximately $6.2 million, $6.1 million and $6.1 million, respectively, for all of our leased facilities in lease expense.

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

Since late 2007, the Company has administered its sales in Belarus, Georgia, Kazakhstan, Moldova, Mongolia, Russia and Ukraine (the “Territories”) through an International Reseller Agreement (“Reseller Agreement”) with a third party general dealer (the “General Dealer”) based in Russia. The General Dealer administers the marketing and distribution of the Company’s products in the Territories. As a part of its services, the General Dealer provides certain discounts (the “Discounts”) to its network of dealers related to the costs associated with transporting the Company’s products from the General Dealer to the dealers.  In July 2013, the General Dealer began to withhold the amount of these Discounts from the funds remitted each month to the Company for the sale of the products, claiming that it is entitled to reimbursement for these costs under the Reseller Agreement.  These withholdings averaged approximately $0.3 million per month and totaled approximately $3.0 million at March 31, 2014.

The parties negotiated a resolution to the dispute, whereby the General Dealer paid the Company the $3.0 million of Discounts withheld and relinquished all claims to the reimbursement of Discounts with respect to periods prior to July 2013, and the parties agreed to a new three-year international reseller agreement, effective April 1, 2014.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to value-added tax assessments and other civil litigation.  While there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $0.4 million

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock is traded on the NASDAQ Global Market (symbol “NATR”).

The following table summarizes the quarterly high and low market prices of our common stock for the years ended December 31, 2014 and 2013:

	Market Prices
2014	High	Low
First Quarter	$18.81	$18.34
Second Quarter	$18.37	$12.91
Third Quarter	$17.35	$14.12
Fourth Quarter	$15.76	$13.40

	Market Prices
2013	High	Low
First Quarter	$15.96	$13.30
Second Quarter	$17.45	$13.60
Third Quarter	$20.15	$16.40
Fourth Quarter	$19.92	$16.41

The approximate number of shareholders of record of our common shares as of February 13, 2015, was 797. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None.

Dividends

There were 809 shareholders of record as of December 31, 2014.

The declaration of future dividends is subject to the discretion of the Company’s Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its Board of Directors.

On March 17, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.6 million that was paid on April 7, 2014, to shareholders of record on March 28, 2014. On May 7, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.6 million that was paid on June 2, 2014, to shareholders of record on May 21, 2014. On August 6, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.6 million that was paid on August 29, 2014, to shareholders of record on August 18, 2014. On August 27, 2014, the Company announced a special non-recurring cash dividend of $1.50 per common share in an aggregate amount of $28.5 million that was paid on September 19, 2014, to shareholders of record on September 8, 2014. On November 5, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million that was paid on December 1, 2014, to shareholders of record on November 20, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding the Company’s equity compensation plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,217,480	$11.96	20,753

(1)         Consists of two plans:  The Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”) and the Nature’s Sunshine Products, Inc. 2009 Stock Incentive Plan (the “2009 Incentive Plan”). The 2012 Incentive Plan was approved by shareholders on August 1, 2012. The 2009 Incentive Plan was approved by shareholders on November 6, 2009. The terms of these plans are summarized in Note 11, “Capital Transactions”, of the Notes to Consolidated Financial Statements in Item 8, Part 2 of this report.

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2009, along with the composite prices of companies listed on the NASDAQ Stock Market and our peer group. Standard & Poor’s Investment Services has provided us with this information. The comparisons in the graph are required by regulations of the SEC, and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies in our peer group are Herbalife International, Ltd., NuSkin Enterprises, Inc. and USANA Health Sciences, Inc. We consider these companies to be our peer group as they have similar product lines and distribution techniques when compared to our business.

The material in this section captioned “Performance Graph” is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall the material in this section be deemed to be incorporated by reference in any registration statement or other document filed with the SEC under the Securities Act of 1933, except to the extent we specifically and expressly incorporate it by reference into such filing.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Nature’s Sunshine Products, Inc.	$100.00	$105.15	$181.73	$171.23	$227.69	$220.35
NASDAQ Index	100.00	118.02	117.04	137.47	192.62	221.02
Peer Group	100.00	147.16	216.70	154.45	449.26	206.44

Item 6. Selected Financial Data

The selected financial data presented below is summarized from our results of consolidated operations for each of the five years in the period ended December 31, 2014, as well as selected consolidated balance sheet data as of December 31, 2014, 2013, 2012, 2011 and 2010.

(Dollar and Share Amounts in Thousands, Except for Per Share Information and Other Information)

Consolidated Statement of Operations Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net sales revenue	$366,367	$369,826	$360,826	$362,497	$343,813
Cost of sales	(91,584)	(92,344)	(91,369)	(87,906)	(87,180)
Gross profit	274,783	277,482	269,457	274,591	256,633

Operating expenses:
Volume incentives	135,808	135,516	130,875	131,840	128,178
Selling, general and administrative	119,927	118,383	104,716	107,752	116,810
Contract termination costs	—	—	—	14,750	—
Operating income	19,048	23,583	33,866	20,249	11,645
Other income (loss), net	(34)	1,993	1,573	1,256	(579)
Income before income taxes	19,014	25,576	35,439	21,505	11,066
Provision (benefit) for income taxes	(743)	7,923	10,531	5,136	6,191
Net income from continuing operations	19,757	17,653	24,908	16,369	4,875
Income (loss) from discontinued operations	(9,957)	(44)	472	1,232	(6,108)
Net income (loss)	9,800	17,609	25,380	17,601	(1,233)
Loss attributable to noncontrolling interests	(219)	—	—	—	—
Net income (loss) attributable to common shareholders	$10,019	$17,609	$25,380	$17,601	$(1,233)

Consolidated Balance Sheet Data

	December 31,
	2014	2013	2012	2011	2010

Cash and cash equivalents	$58,699	$77,247	$79,241	$58,969	$47,604
Working capital	63,340	80,025	83,943	57,305	41,370
Inventories	40,438	41,910	43,280	41,611	36,235
Property, plant and equipment, net	51,343	32,022	27,950	25,137	27,391
Total assets	196,799	199,612	193,919	175,811	159,415
Long-term liabilities	9,933	25,784	16,893	20,575	25,865
Total shareholders’ equity	128,957	105,259	115,636	87,438	68,382

Summary Cash Flow Information

	December 31,
	2014	2013	2012	2011	2010

Operating activities	$14,182	$29,378	$26,651	$3,908	$16,150
Investing activities	(26,674)	(8,564)	(2,989)	(1,679)	(5,909)
Financing activities	(5,076)	(21,331)	(3,133)	9,588	132

Common Share Summary

	December 31,
	2014	2013	2012	2011	2010

Cash dividend per share (1)	$1.90	$1.90	$0.15	$—	$—
Basic and diluted earnings per share
Basic weighted average number of shares	17,108	15,997	15,648	15,550	15,515
Diluted weighted average number of shares	17,641	16,390	15,987	15,695	15,605
Basic
Net income from continuing operations	$1.15	$1.10	$1.59	$1.05	$0.31
Income (loss) from discontinued operations	$(0.57)	$—	$0.03	$0.08	$(0.39)
Net income (loss) attributable to common shareholders	$0.58	$1.10	$1.62	$1.13	$(0.08)
Diluted
Net income from continuing operations	$1.12	$1.08	$1.56	$1.04	$0.31
Income (loss) from discontinued operations	$(0.56)	$(0.01)	$0.03	$0.08	$(0.39)
Net income (loss) attributable to common shareholders	$0.56	$1.07	$1.59	$1.12	$(0.08)

(1) — 2014 and 2013 include a special cash dividend of $1.50 per share paid on September 19, 2014 and August 29, 2013, respectively.

Other Information

	December 31,
	2014	2013	2012	2011	2010

Square footage of property in use	754,548	771,439	768,513	763,389	750,390
Number of employees	964	1,010	995	1,003	1,073

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

OVERVIEW

Our Business, Industry and Target Market

Nature’s Sunshine Products, Inc., together with its subsidiaries, is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent Managers and Distributors who use the products themselves or resell them to other independent Distributors or customers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies.

The Company has four business segments that are divided based on the different characteristics of their Distributor bases, selling and Distributor compensation plans and product formulations, as well as the internal organization of our officers and their responsibilities and business operations.  Two business segments operate under the Nature’s Sunshine Products brand (NSP Americas and NSP Russia, Central and Eastern Europe), and one operates under the Synergy WorldWide brand. The Company’s fourth business segment, China and New Markets, anticipates deploying a multi-brand, multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through Fosun Pharma’s existing retail locations across China, and select Synergy branded products through a direct selling model.  The time to market will be dependent upon regulatory processes including product registration and permit approvals. The China and New Markets segment also includes Company’s export sales business, in which the Company sells our products to various locally managed entities independent of the Company that have distribution rights for the relevant market. All of the net sales revenue to date in the China and New Markets segment is through the Company’s export business to foreign markets outside of China detailed below that were previously part of NSP Americas.

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States and Vietnam. We export our products to Argentina, Australia, Chile, Israel, New Zealand, Norway, Peru and the United Kingdom.

In November 2014, the Company ceased its operations in Venezuela due to the difficulties and uncertainties related to import controls, difficulties associated with repatriating cash and high inflation. This market was part of the Company’s NSP Americas segment and all of the income (loss) from discontinued operations is related to the common shareholders of the Company.

In 2014, we experienced a decrease in our consolidated net sales of 0.9 percent (or 0.5 percent in local currencies). NSP Russia, Central and Eastern Europe net sales decreased approximately 19.9 percent compared to the same period in 2013. Synergy WorldWide net sales increased approximately 18.3 percent compared to the same period in 2013. NSP Americas net sales decreased approximately 5.8 percent compared to the same period in 2013 (or 4.8 percent in local currencies). China and New Markets net sales increased approximately 17.5 percent compared to the same period in 2013. Our most significant sales revenue growth was from our Synergy Japan and South Korea markets during 2014. Gains in this market were partially offset by the decrease in our NSP Russia, Central and Eastern Europe market. Excluding the NSP Russia, Central and Eastern Europe segment, net sales would have increased by approximately 2.9 percent (3.5 percent in local currencies).

The Company must caution that sales in NSP Russia, Central and Eastern Europe will undoubtedly continue to be affected by the significant impact of currency devaluation, as well as continuing political unrest in Ukraine and Russia, and sanctions against Russia. We do not expect this decline in net sales to reverse in the near term as currency devaluations have continued into 2015. We remain strongly supportive and engaged with our independent Distributors in the region, and are supporting their activity with additional promotions and training. However, at this time, the Company has cautioned that sales in its NSP Russia, Central and Eastern Europe segment will be significantly affected by the political unrest in Ukraine and Russia, possible sanctions in Russia and the impact of currency devaluation. We are continuing to evaluate various options to keep our distributor base engaged.  Nevertheless, our strong and renewed partnership with our local partner should provide a solid foundation to reignite growth once the situation stabilizes.

Selling, general and administrative costs as a percentage of net sales revenue for 2014 increased to 32.7 percent from 32.0 percent in the prior year primarily as a result of the Company’s due diligence performed prior to the strategic alliance with Fosun Pharma and the start-up costs incurred subsequently as part of the China joint venture. The Company also incurred costs associated with the evaluation of and negotiation with a company in an alternative distribution channel, which the Company ultimately declined to pursue.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors, some of whom also consume our products. Typically a person who joins our independent sales force begins as a Distributor. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive independent Distributors and attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 13,400 and 16,400 and active independent Distributors and customers were approximately 292,600 and 332,400 at December 31, 2014 and 2013, respectively.

As an international business, we have significant revenues and costs denominated in currencies other than the U. S. Dollar. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our revenues. Likewise, we expect our foreign markets with functional currencies other than the U.S. Dollar will continue to represent a substantial portion of our overall sales and related operating expenses. Accordingly, changes in foreign currency exchange rates could materially affect revenues and costs or the comparability of revenues and costs from period to period as a result of translating our financial statements into our reporting currency.

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

From time to time, the Company’s U.S. operations extend short-term credit associated with product promotions. In addition, for certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within the country of operation. Payments to independent Managers and Distributors for sales incentives or rebates are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales. Membership fees are deferred and amortized as revenue over the life of the membership, primarily one year. Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

A reserve for product returns is recorded based upon historical experience.  The Company allows independent Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of the Company’s markets, the requirements to return product are more restrictive.  Sales returns for the years 2014, 2013 and 2012, were $1.5 million, $1.5 million and $2.2 million, respectively. The increase in sales returns for year ended December 31, 2012 was due to unusually high product returns during the first quarter of 2012, related to a specific promotion in the Synergy Japan market. Product returns were not related to product quality and have since returned to normally lower return rates.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. Due to the continual currency devaluation of the Venezuelan bolivar, as of September 30, 2014, the Company incurred a $2,947 impairment charge to write down the value of its fixed assets in Venezuela to $0, which is included in the results from discontinued operations.

Incentive Trip Accrual

We accrue for expenses associated with our direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including Company conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued incentive trip costs of approximately $4.2 million and $5.8 million at December 31, 2014 and 2013, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 13, “Commitment and Contingencies”, of the Notes to Consolidated Financial Statements, in Item 8, Part 2 of this report.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the Company’s consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by the Company when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2014 and 2013, we had recorded valuation allowances of $13.2 million and $11.3 million, respectively, as offsets to our net deferred tax assets.

As of December 31, 2014, we had foreign income tax net operating loss carryforwards of $5.8 million, which will expire at various dates from 2015 through 2024. As of December 31, 2014, the Company had approximately $12.6 million of foreign tax and withholding credits, most of which expire in 2024.

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

Share-Based Compensation

We recognize all share-based payments to Directors and employees, including grants of stock options and restricted stock units, to be recognized in the statement of operations based on their grant-date fair values. We record compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. Our estimated forfeiture rate is based upon historical experience.

PRESENTATION

Net sales revenue represents net sales including shipping and handling revenues offset by volume rebates given to independent Managers, Distributors and customers. Volume rebates as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict rebates. We also offer reduced volume rebates with respect to certain products and promotions worldwide.

Our gross profit consists of net sales less cost of sales, which represents our manufacturing costs, the price we pay to our raw material suppliers and manufacturers of our products, and duties and tariffs, as well as shipping and handling costs related to product shipments and distribution to our independent Managers, Distributors and customers.

Volume incentives are a significant part of our direct sales marketing program, and represent commission payments made to our independent Managers and Distributors. These payments are designed to provide incentives for reaching higher sales levels and for recruiting additional independent Distributors.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in our various operations.

Selling, general and administrative expenses represent our operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, Distributor marketing, occupancy costs, communication costs, bank fees, depreciation and amortization, and other miscellaneous operating expenses.

Most of our sales to independent Distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate transaction losses on intercompany transactions.

RESULTS OF OPERATIONS

The following table summarizes our consolidated net income from continuing operations results as a percentage of net sales revenue for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Net sales revenue	100.0%	100.0%	100.0%
Cost of sales	(25.0)	(25.0)	(25.3)
Gross profit	75.0	75.0	74.7

Operating expenses:
Volume incentives	37.1	36.6	36.3
Selling, general and administrative	32.7	32.0	29.0

Operating income	5.2	6.4	9.4

Other income (expense):
Interest and other income, net	—	0.2	0.4
Interest expense	(0.1)	(0.1)	(0.1)
Foreign exchange gains, net	0.1	0.4	0.1
	—	0.5	0.4

Income before provision for income taxes	5.2	6.9	9.8
Provision (benefit) for income taxes	(0.2)	2.1	2.9

Net income from continuing operations	5.4%	4.8%	6.9%

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

Year Ended December 31, 2014, as Compared to the Year Ended December 31, 2013

Net Sales Revenue

The following table summarizes the changes in our net sales revenue by operating segment for the fiscal years ended December 31, 2014 and 2013.

	Net Sales Revenue by Operating Segment
	2014	2013	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas:
NSP North America	$145,650	$148,397	(1.9)%	$(910)	(1.2)%
NSP Latin America	37,934	40,255	(5.8)	(1,067)	(3.1)
NSP Other	1,041	7,272	(85.7)	69	(86.6)
	184,625	195,924	(5.8)	(1,908)	(4.8)

NSP Russia, Central and Eastern Europe	$50,274	$62,747	(19.9)%	$4	(19.9)%

Synergy WorldWide:
Synergy North America	$15,170	$17,079	(11.2)%	$—	(11.2)%
Synergy Asia Pacific	81,199	59,605	36.2	130	36.0
Synergy Europe	31,732	31,606	0.4	28	0.3
	128,101	108,290	18.3	158	18.1

China and New Markets	$3,367	$2,865	17.5%	$—	17.5%

	$366,367	$369,826	(0.9)%	$(1,746)	(0.5)%

Consolidated net sales revenue for the year ended December 31, 2014, was $366.4 million compared to $369.8 million in 2013, a decrease of approximately 0.9 percent. We experienced a $1.7 million unfavorable impact in foreign currency exchange rate fluctuation in 2014, and our consolidated net sales revenue would have decreased by 0.5 percent from 2013, but for such negative impact. The decrease in net sales revenue for the year ended December 31, 2014 compared to the same period in 2013 is primarily due to a decline of net sales in our NSP Americas and NSP Russia, Central and Eastern Europe segment, partially offset by an increase of net sales in our Synergy WorldWide and China and New Markets segments.

NSP Americas

Net sales revenue related to NSP Americas for the year ended December 31, 2014, was $184.6 million compared to $195.9 million for the same period in 2013, a decrease of 5.8 percent. Fluctuation in foreign exchange rates had a $1.9 million unfavorable impact on net sales for the year ended December 31, 2014, and net sales revenue would have decreased by 4.8 percent excluding this negative impact. Active independent Managers within NSP Americas totaled approximately 6,600 and 7,400 at December 31, 2014 and 2013, respectively. Active independent Distributors and customers within NSP Americas totaled approximately 135,900 and 148,800 at December 31, 2014 and 2013, respectively. Segment net sales revenue and the number of independent Managers, Distributors and customers decreased primarily due to combining our NSP Japan business with our Synergy Japan business, the transition of the NSP United Kingdom business to an export market, and lower net sales in the United States. Excluding Japan and the United Kingdom, independent Managers were down 1.3 percent, and active independent Distributors and customers were down 4.7 percent, compared to the prior year. The active independent Managers category includes independent Managers under our various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active independent Distributors and customers category includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales revenues decreased approximately $2.1 million, or 1.5 percent, for the year ended December 31, 2014, compared to the same period in 2013. Despite the overall decline in net sales in 2014 that occurred in the first half of the year, we saw a growth in the third and fourth quarters in sales of 0.7 percent and 2.6 percent, respectively, as we continued to see our new sales programs gain traction. We have seen increased adoption of both the IN.FORM sales method, which is focused on weight management, and our retail sales tools. Our August Leaders Conference held in Salt Lake City focused on this program as well as on sharing our business opportunity more effectively. In addition, in time for the winter season, we re-launched our Silver immune product line, improving the formula to provide even greater efficacy, as well as rebranding our packaging, which has generated a positive uptake.

In Canada, net sales revenues decreased approximately $0.7 million, or 5.0 percent, for the year ended December 31, 2014, compared to the same period in 2013. In local currency, net sales increased 1.8 percent compared to the same period in 2013. Currency devaluation had a $0.9 million unfavorable impact on net sales for the year ended December 31, 2014, respectively. In NSP Canada, we are following the same strategy as in our NSP United States market, and we saw a growth in the third and fourth quarters in local currency sales of 5.1 percent and 9.6 percent, (the first quarters of growth since the first quarter of 2012), as we saw the uptake from the launch of weight management product line, ahead of our IN.FORM program launch in October.

In Latin America, net sales revenues decreased approximately $2.3 million, or 5.8 percent, for the year ended December 31, 2014, compared to the same period in 2013. In local currency, net sales decreased 3.1 percent compared to the same period in 2013. Currency devaluation had a $1.1 million unfavorable impact on net sales for the year ended December 31, 2014, respectively. In NSP Latin America, we faced continued headwinds due to changing regulations for product registration. To address this, we are taking steps to transition our sales motion to adopt the IN.FORM business method, and at the same time, ensuring that our resources are aligned with this initiative.

Due to the continued challenges in returning the NSP Japan business to growth, we made the decision to cease operating under the NSP brand and to merge our NSP Japan business with our Synergy Japan business to create one unified approach to the market with a common product offering and business opportunity model. As part of this transition, we allowed NSP Japan independent Distributors to transfer their businesses to our Synergy Japan brand. The combined businesses began operating as Synergy Japan in January 2014, and provide a greater opportunity for a return to profitable growth. We therefore had no net sales revenue from NSP Japan for the year ended December 31, 2014, compared to approximately $3.3 million of net sales revenue in 2013.

Due to the size of the NSP United Kingdom market, lack of net sales growth, and continuing operating losses, we made the decision to transition our NSP United Kingdom market to an export market, in which we sell our products to a locally managed entity independent of the Company that has distribution rights for the market, effective April 1, 2014. As a result of this change to a wholesale model, our net sales revenue declined by $2.9 million for the year ended December 31, 2014, respectively, as compared to 2013.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, and Belarus) for the year ended December 31, 2014, was $50.3 million, compared to $62.7 million for the same period in 2013, a decrease of 19.9 percent. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 3,700 and 6,000 at December 31, 2014 and 2013, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 97,900 and 131,800 at December 31, 2014 and 2013, respectively. Net sales and the number of independent Managers, Distributors and customers buying and distributing our products decreased primarily as a result of the current political uncertainty in Ukraine and across the region, and the market decline in the value of the Ukrainian hryvnia and Russian ruble against the U.S. dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within our financial statements, the Company’s products in Ukraine and Russia are priced local currencies pegged to current U.S. dollar exchange rates and therefore become more expensive when the local currency declines in value. We remain strongly supportive and engaged with our independent Distributors in the region, and are supporting their activity with additional promotions and training. However, at this time, the Company has cautioned that sales in its NSP Russia, Central and Eastern Europe segment will be significantly affected by the political unrest in Ukraine and Russia, possible sanctions in Russia and the impact of currency devaluation. We are continuing to evaluate various options to keep our distributor base engaged.  Nevertheless, our strong and renewed partnership with our local partner should provide a solid foundation to reignite growth once the situation stabilizes.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the year ended December 31, 2014, of $128.1 million, compared to $108.3 million for the same period in 2013, an increase of 18.3 percent. Fluctuations in foreign exchange rates had a $0.2 million favorable impact on net sales for the year ended December 31, 2014, and net sales revenue would have increased by 18.1 percent from 2013 excluding the positive impact.  Active independent Managers within Synergy WorldWide totaled approximately 3,100 and 3,000 at December 31, 2014 and 2013, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 58,800 and 51,800 at December 31, 2014 and 2013, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach. Synergy WorldWide reported a growth of net sales revenue due to improvements in South Korea and Japan, partially offset by lower net sales in North America.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales revenues increased approximately $20.1 million, or 58.8 percent, for the year ended December 31, 2014, compared to the same period in 2013. In local currency, net sales increased 52.6 percent for the year ended December 31, 2014, compared to the same period in 2013.  Fluctuations in foreign exchange rates had a $2.1 million favorable impact on net sales for the year ended December 31, 2014. Momentum has been sustained since September 2013 due to the Synergy WorldWide global summit held in South Korea and the launch of the SLMsmart weight-management program, which further contributed to sustained growth in combination with the continued strong Distributor leadership in this market. However, due to certain internet advertising restrictions, we must caution that we do not expect to maintain this level of growth subsequent to December 31, 2014.

In Japan, net sales revenues increased approximately $3.0 million, or 34.8 percent, for the year ended December 31, 2014, compared to the same period in 2013.  In local currency, net sales increased 46.1 percent for the year ended December 31, 2014, compared to the same period in 2013. Fluctuations in foreign exchange rates had a $1.0 million unfavorable impact on net sales for the year ended December 31, 2014. In the second half of 2013, we introduced new products and implemented programs to stimulate activity, which had a positive impact in this market that continued through 2014. In addition, as referenced above, in order to provide a more stable platform for growth, we made the decision to cease to operate under the NSP brand in Japan and to combine the NSP Japan and Synergy Japan businesses, and operate as a single entity from January 2014 forward. As part of this transition, we provided certain NSP products, a business opportunity and encouraged NSP Japan independent Distributors to transfer their businesses to our Synergy Japan brand. Net sales revenue of $1.5 million attributable NSP Japan’s historical sales force was included within these results for the year ended December 31, 2014.

In Europe, net sales revenues increased approximately $0.1 million, or 0.4 percent, for the year ended December 31, 2014, compared to the same period in 2013. We are seeing growth across several other markets, which led to our second consecutive quarterly net sales growth in local currencies in the third and fourth quarter of 2.3 percent and 23.3 percent, respectively. The growth has been driven by the investment in additional sales resources in the second half of 2013. In addition, momentum was created in the third quarter of 2014 as independent Distributors qualified for promotions ahead of our European Summit held in Barcelona at the end of September.

In North America, net sales revenues decreased approximately $1.9 million, or 11.2 percent, for the year ended December 31, 2014, compared to the same period in 2013. The decline in sales is primarily driven by lower Distributor recruiting.  Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation.

China and New Markets

China and New Markets reported export related net sales revenue for the year ended December 31, 2014, of $3.4 million, compared to $2.9 million for the same period in 2013, an increase of 17.5 percent. There are no Managers, Distributors, and customers in the China and New Markets segment as the export business accounts for all of the segment’s sales to date. As noted above, we made the decision to transition our NSP United Kingdom market to an export market in 2014, in which we sell our products to a locally managed entity independent of the Company that has distribution rights for the market, and this has accounted for the increase in net sales for the year ended December 31, 2014.

Further information related to our business segments is set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue remained flat at 25.0 percent in 2014, compared to 25.0 percent in 2013.

Volume Incentives

Volume incentives as a percent of net sales revenue increased to 37.1 percent in 2014, compared to 36.6 percent in 2013. The increase was primarily due to net sales increases in markets such as South Korea and Japan that pay a higher sales commission in our Synergy WorldWide segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1.5 million to $119.9 million for the year ended December 31, 2014. Selling, general and administrative expenses were 32.7 percent of net sales revenue for the year ended December 31, 2014, compared to 32.0 percent for the same period in 2013.

Significant increases to selling, general and administrative expenses during 2014 compared to the same period in 2013 included:

•                  $2.1 million in start-up costs for the China joint venture;

•                  $1.1 million associated with the evaluation of and negotiation with a company with an alternative distribution channel that the Company ultimately declined to pursue; and

In addition, the increases in selling, general and administrative were partially offset by the following nonrecurring expenses incurred in 2013 but not in 2014:

•                  $1.4 million of nonrecurring severance costs and the acceleration of stock option expense incurred in 2013 related to the resignation of our former Chief Executive Officer; and

•                  $1.3 million of nonrecurring costs related to a five-year customs audit assessment in our Synergy South Korea market incurred in 2013.

Other Income, Net

There was minimal other income, net for the year ended December 31, 2014, compared to $2.0 million in 2013. The decrease in other income was primarily due to a decrease in foreign exchange gains in 2014.

Income Taxes

Our effective income tax rate was (3.9) percent for 2014, compared to 31.0 percent for 2013. The effective rate for 2014 differed from the federal statutory rate of 35.0 percent primarily due to the following:

(i)

Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 73.0 percentage points in 2014. Included were adjustments for dividends received from foreign subsidiaries and adjustments for foreign tax credits.

(ii)

Adjustments to valuation allowances increased the effective rate by 48.8 percent in 2014. Included were the effect of valuation allowances on U.S. foreign tax credits and the impact of current year losses that will not provide tax benefit.

(iii)

Changes in the unrecognized tax benefits decreased the effective tax rate by 8.6 percent in 2014. These net gains and losses were recorded for financial reporting purposes, but were excluded from the calculation of taxable income.

Adjustments relating to the U.S. impact of foreign operations decreased the effective tax rate by 73.0 percentage points in 2014, and decreased the effective tax rate by 16.2 percentage points in 2013. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2014	2013
Dividends received from foreign subsidiaries	59.5%	29.4%
Foreign tax credits	(121.3)	(34.3)
Foreign tax rate differentials	(11.0)	(10.8)
Unremitted earnings	(0.2)	(0.5)
Total	(73.0)%	(16.2)%

From 2013 to 2014, the changes in components of the U.S. tax impact of foreign operations were significant. The primary reason the dividends received from foreign subsidiaries and the foreign tax credits changed by such a large amount was due to an increase in repatriation of foreign earnings to the U.S. from 2013 to 2014.

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

Year Ended December 31, 2013, as Compared to the Year Ended December 31, 2012

Net Sales Revenue

The following table summarizes the changes in our net sales revenue by operating segment for the fiscal years ended December 31, 2013 and 2012.

	Net Sales Revenue by Operating Segment
	2013	2012	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas:
NSP North America	$148,397	$150,599	(1.5)%	$(397)	(1.2)%
NSP Latin America	40,255	39,114	2.9	(94)	3.2
NSP Other	7,272	10,081	(27.9)	(789)	(20.0)
	195,924	199,794	(1.9)	(1,280)	(1.3)

NSP Russia, Central and Eastern Europe	$62,747	$57,853	8.5%	$18	8.4%

Synergy WorldWide:
Synergy North America	$17,079	$18,544	(7.9)%	$—	(7.9)%
Synergy Asia Pacific	59,605	55,548	7.3	(1,453)	9.9
Synergy Europe	31,606	26,578	18.9	1,002	15.2
	108,290	100,670	7.6	(451)	8.0

China and New Markets	$2,865	$2,509	14.2%	$—	14.2%

	$369,826	$360,826	2.5%	$(1,713)	3.0%

Consolidated net sales revenue for the year ended December 31, 2013, was $369.8 million compared to $360.8 million in 2012, an increase of approximately 2.5 percent. We experienced a $1.7 million unfavorable impact in foreign currency exchange rate fluctuation in 2013, and our consolidated net sales revenue would have increased by 3.0 percent from 2012, but for such negative impact. The increase in net sales revenue for the year ended December 31, 2013 compared to the same period in 2012 is primarily due to an increase of net sales in our NSP Russia, Central and Eastern Europe, Synergy WorldWide, and China and New Markets segments and was partially offset by a decline of net sales in our NSP Americas segment.

NSP Americas

Net sales revenue related to NSP Americas for the year ended December 31, 2013, was $195.9 million compared to $199.8 million for the same period in 2012, a decrease of 1.9 percent. Fluctuation in foreign exchange rates had a $1.3 million unfavorable impact on net sales for the year ended December 31, 2013, and net sales revenue would have decreased by 1.3 percent excluding this negative impact. Active independent Managers within NSP Americas totaled approximately 7,400 and 7,500 at December 31, 2013 and 2012, respectively. Active independent Distributors and customers within NSP Americas totaled approximately 148,800 and 150,500 at December 31, 2013 and 2012, respectively. Segment net sales revenue and the number of independent Distributors and customers decreased primarily due to lower sales in Japan and the United States and were partially offset by increased sales in Mexico. The active independent Managers category includes independent Managers under our various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active independent Distributors and customers category includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas:

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

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, and Belarus) for the year ended December 31, 2013, was $62.7 million, compared to $57.9 million for the same period in 2012, an increase of 8.5 percent. In local currency, net sales increased 8.4 percent compared to the same period in 2012. Fluctuations in foreign exchange rates had a nominally favorable impact on net sales for the year ended December 31, 2013.  Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 6,000 and 5,600 at December 31, 2013 and 2012, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 131,800 and 125,800 at December 31, 2013 and 2012, respectively. NSP Russia, Central and Eastern Europe’s business model is more oriented to a direct selling approach than that of NSP Americas. Net sales increased year-over-year for the fifth consecutive quarter as a result of improved recruiting, Distributor leadership engagement, Distributor recognition, promotion and training and the enhanced focus afforded by the corporate organizational realignment during 2012. In addition, we launched a new weight management program at our annual regional convention in September 2013.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the year ended December 31, 2013, of $108.3 million, compared to $100.7 million for the same period in 2012, an increase of 7.6 percent. Fluctuations in foreign exchange rates had a $0.5 million unfavorable impact on net sales for the year ended December 31, 2013, and net sales revenue would have increased by 8.0 percent from 2012 excluding the negative impact, respectively.  Active independent Managers within Synergy WorldWide totaled approximately 3,000 and 2,900 at December 31, 2013 and 2012, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 51,800 and 54,600 at December 31, 2013 and 2012, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach. Synergy WorldWide reported a growth of net sales revenue with the increase primarily due to performance in Europe and South Korea, partially offset by lower net sales in Japan and North America.

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

China and New Markets

China and New Markets reported net sales revenue for the year ended December 31, 2013, of $2.9 million, compared to $2.5 million for the same period in 2012, an increase of 14.2 percent. There are no Managers, Distributors, and customers in the China and New Markets segment as the export business accounts for all of the segment’s sales to date. The increase in sales in 2014 is related to the Australia export market increasing in sales by $0.3 million.

Further information related to our business segments is set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue improved to 25.0 percent in 2013, compared to 25.3 percent in 2012.

Volume Incentives

Volume incentives are a significant part of our direct selling program, and represent commission payments made to our independent Managers and Distributors. These payments are designed to provide incentives for reaching higher product sales levels.  Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place and the sales mix in our various markets.  Volume incentives as a percent of net sales revenue increased to 36.6 percent in 2013, compared to 36.3 percent in 2012. The increase was primarily due to net sales increases in markets that pay a higher sales commission in our NSP Russia, Central and Eastern Europe and Synergy WorldWide segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $13.7 million to $118.4 million for the year ended December 31, 2013. Selling, general and administrative expenses were 32.0 percent of net sales revenue for the year ended December 31, 2013, compared to 29.0 percent for the same period in 2012.

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

Other Income, Net

Other income of $2.0 million, net for the year ended December 31, 2013, remained relatively consistent compared to the same period in 2012.

Income Taxes

Our effective income tax rate was 31.0 percent for 2013, compared to 29.7 percent for 2012. The effective rate for 2013 differed from the federal statutory rate of 35.0 percent primarily due to the following:

(i)

Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 16.2 percentage points in 2013. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits, foreign tax rate differentials and adjustments relating to outside basis calculations under applicable U.S. GAAP.

(ii)

Adjustments to valuation allowances increased the effective rate by 4.3 percent in 2013. Included were increases to domestic valuation allowances on capital loss carryforwards, as well as the effect of valuation allowances of foreign deferred tax assets.

(iii)

Changes in the unrecognized tax benefits increased the effective tax rate by 7.9 percent in 2013. These net gains and losses were recorded for financial reporting purposes, but were excluded from the calculation of taxable income.

(iv)

A 1.1 percent rate increase resulting from cumulative favorable adjustments related to foreign operations. These adjustments relate to items that are expensed for tax purposes but not for book purposes.

Adjustments relating to the U.S. impact of foreign operations decreased the effective tax rate by 16.2 percentage points in 2013, and decreased the effective tax rate by 2.3 percentage points in 2012. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits and adjustments relating to the unremitted earnings calculations under applicable U.S. GAAP. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2013	2012
Dividends received from foreign subsidiaries	29.4%	4.5%
Foreign tax credits	(34.3)	(4.1)
Foreign tax rate differentials	(10.8)	(2.4)
Unremitted earnings	(0.5)	(0.3)
Total	(16.2)%	(2.3)%

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

SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables present the Company’s unaudited summary of quarterly operations during 2014 and 2013 for each of three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net sales revenue	$93,467	$92,831	$93,406	$86,663
Cost of sales	(22,581)	(22,793)	(22,742)	(23,468)
Gross profit	70,886	70,038	70,664	63,195

Volume incentives	34,893	34,270	34,918	31,727
Selling, general and administrative	29,152	29,941	30,200	30,634
Operating income	6,841	5,827	5,546	834
Other income (expense)	(262)	(79)	(42)	349
Income from continuing operations before income taxes	6,579	5,748	5,504	1,183
Provision (benefit) for income taxes	(3,657)	2,198	407	309
Net income from continuing operations	10,236	3,550	5,097	874
Loss from discontinued operations	(571)	(316)	(4,106)	(4,964)
Net income (loss)	9,665	3,234	991	(4,090)
Net income (loss) attributable to noncontrolling interests	—	—	(26)	(193)
Net income (loss) attributable to common shareholders	$9,665	$3,234	$1,017	$(3,897)

Basic and diluted net income per common share

Basic:
Net income from continuing operations	$0.63	$0.22	$0.30	$0.05
Loss from discontinued operations	$(0.03)	$(0.02)	$(0.24)	$(0.26)
Net income attributable to common shareholders	$0.60	$0.20	$0.06	$(0.21)

Diluted:
Net income from continuing operations	$0.61	$0.22	$0.29	$0.05
Loss from discontinued operations	$(0.03)	$(0.02)	$(0.23)	$(0.25)
Net income attributable to common shareholders	$0.58	$0.20	$0.06	$(0.20)

Dividends declared per common share	$0.10	$0.10	$1.60	$0.10

	For the Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales revenue	$94,375	$91,782	$90,405	$93,264
Cost of sales	(23,741)	(22,075)	(22,917)	(23,611)
Gross profit	70,634	69,707	67,488	69,653

Volume incentives	34,182	33,838	33,203	34,293
Selling, general and administrative	29,522	28,068	27,773	33,020
Operating income	6,930	7,801	6,512	2,340
Other income (expense)	438	1,522	(216)	249
Income from continuing operations before income taxes	7,368	9,323	6,296	2,589
Provision for income taxes	2,302	3,235	1,610	776
Net income from continuing operations	5,066	6,088	4,686	1,813
Income (loss) from discontinued operations	(202)	(36)	164	30
Net income	4,864	6,052	4,850	1,843
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income attributable to common shareholders	$4,864	$6,052	$4,850	$1,843

Basic and diluted net income per common share

Basic:
Net income from continuing operations	$0.32	$0.38	$0.29	$0.11
Income (loss) from discontinued operations	$(0.01)	$—	$0.01	$—
Net income attributable to common shareholders	$0.31	$0.38	$0.30	$0.11

Diluted:
Net income from continuing operations	$0.31	$0.38	$0.28	$0.11
Income (loss) from discontinued operations	$(0.01)	$—	$0.01	$—
Net income attributable to common shareholders	$0.30	$0.38	$0.29	$0.11

Dividends declared per common share	$0.10	$0.10	$1.60	$0.10

Basic and diluted income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of December 31, 2014, working capital was $63.3 million, compared to $80.0 million as of December 31, 2013.  At December 31, 2014, we had $58.7 million in cash and cash equivalents, of which $49.2 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $2.5 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Operating activities	$14,182	$29,378	$26,651
Investing activities	(26,674)	(8,564)	(2,989)
Financing activities	(5,076)	(21,331)	(3,133)

In November 2014, the Company ceased its operations in Venezuela due to the difficulties and uncertainties related to import controls, difficulties associated with repatriating cash and high inflation. The loss from discontinued operations did not have a material impact on the Company’s operating cash flows during 2014.

Operating Activities

For the year ended December 31, 2014, operating activities provided cash in the amount of $14.2 million compared to $29.4 million for the same period in 2013. Operating cash flows decreased due to the timing of payments and receipts for other assets, accrued volume incentives, accrued liabilities, income tax payable and the liability related to unrecognized tax benefits, and was partially offset by the timing of payments and receipts for accounts receivable, prepaid expenses, accounts payable, and deferred revenue as well as the decrease in our operating income.

For the year ended December 31, 2013, we generated cash from operating activities of $29.4 million compared to $26.7 million in 2012. Operating cash flows increased due to the timing of payments and receipts for inventories, accrued volume incentives, accrued liabilities, income tax payable and the liability related to unrecognized tax benefits, and was partially offset by the timing of payments and receipts for accounts receivable, prepaid expenses, accounts payable, and deferred revenue as well as the decrease in our operating income.

Investing Activities

Cash paid for capital expenditures related to the purchase of equipment, computer systems and software for the years ended December 31, 2014, 2013, and 2012, were $26.3 million, $8.6 million, and $6.6 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by early 2016. See below for further discussion of the Company’s contractual obligations related to future capital expenditures.

During the years ended December 31, 2014, 2013, and 2012, we used cash to purchase available-for-sale investments of $0.7 million, $0.4 million, and $0.2 million, respectively, and had cash proceeds of $0.2 million, $0.2 million and $3.8 million for 2014, 2013, and 2012, respectively, from the sale of such investments.

Financing Activities

During the years ended December 31, 2014, 2013, and 2012, we used cash to pay dividends in an aggregate amount of $35.2 million, $30.4 million, and $2.3 million, respectively.

In December 2014, the Company completed share repurchases under its previously announced $10 million share repurchase program. In November 2014, the Board of Directors authorized a $20 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund future dividends and the share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility. During the year ended December 31, 2014, the Company repurchased 495,570 shares of its common stock under the share repurchase program for $7.5 million.  At December 31, 2014, the remaining balance available for repurchases under the program was $20.0 million.

On August 25, 2014, Nature’s Sunshine and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), closed a transaction pursuant to which, the parties entered into a joint venture in the People’s Republic of China (“China”), of which 80 percent is owned by Nature’s Sunshine and 20 percent is owned by a wholly-owned subsidiary of Fosun Pharma, and completed a concurrent investment by Fosun Pharma in Nature’s Sunshine common stock issued pursuant to a private placement transaction with net proceeds of $44.8 million. Nature’s Sunshine used the net proceeds of the private placement transaction to fund its 80 percent share of the initial

$20.0 million capitalization of the China joint venture, or $16.0 million, and to pay its shareholders a cash dividend of $1.50 per share, or $28.5 million.  The Company consolidated the joint venture in its consolidated financial statements, with the Fosun Pharma’s interest presented as a noncontrolling interest.

The joint venture, known as Nature’s Sunshine Hong Kong Limited, expects to market and distribute Nature’s Sunshine-branded products in China.  Nature’s Sunshine Hong Kong Limited currently anticipates deploying a multi-brand, multi-channel go-to-market strategy, which will offer select Nature’s Sunshine-branded products through certain of Fosun Pharma’s existing retail locations across China, and select Synergy-branded products through a direct selling model.  The time to market will be dependent upon regulatory processes including product registration, permit and license approvals.

Pursuant to a concurrent private placement transaction, Nature’s Sunshine issued 2.9 million shares of unregistered common stock to Fosun Pharma at a price of $16.19 per share, representing aggregate net proceeds to Nature’s Sunshine of $44.8 million. The purchase price represented a 10 percent premium to Nature’s Sunshine’s average stock price over the trailing 30 business day period as of June 26, 2014.  As a result of the private placement transaction, Fosun Pharma owns approximately 15% of Nature’s Sunshine outstanding common shares with respect to which the Company has granted Fosun Pharma certain registration rights. In addition, Nature’s Sunshine appointed one director designated by Fosun Pharma to its board of directors.

During the years ended December 31, 2014, 2013, and 2012, we used cash to make principal payments of $12.3 million, $3.4 million, and $3.6 million, on our revolving credit facility, respectively.

The Company has a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that matures September 1, 2016.  The Company pays interest at LIBOR plus 1.25 percent on any borrowings on the agreement (1.50 percent as of December 31, 2014). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The Company retains ample capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. As of December 31, 2014, the Company had no outstanding balance under the revolving credit agreement.

The revolving credit agreement contains restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of December 31, 2014, the Company was in compliance with these debt covenants.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$13,767	$4,776	$6,315	$2,086	$590
Self-insurance reserves(1)	658	658	—	—	—
Other long-term liabilities reflected on the balance sheet(2)	—	—	—	—	—
Unrecognized tax benefits(3)	—	—	—	—	—
Revolving credit facility(4)	—	—	—	—	—
ERP capital commitments(5)	3,845	3,586	259	—	—
Other capital commitments(6)	2,002	2,002	—	—	—
Total	$20,272	$11,022	$6,574	$2,086	$590

(1)                                At December 31, 2014, there were $2.6 million of liabilities. The Company retains a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the Company’s consolidated balance sheet. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with the product liability obligations the Company is unable to estimate the years in which cash settlement may occur.

(2)                                 At December 31, 2014, there were $1.0 million of liabilities. The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes). The deferrals become an obligation owed to the participant by the Company under the plan. Upon separation of the participant from the service of the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years. As we cannot easily determine when our officers and key employees will separate from the Company, the Company is unable to estimate the years in which cash settlement may occur..

(3)                                 At December 31, 2014, there were $6.6 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.

(4)                                 The Company entered into a revolving credit agreement with Wells Fargo Bank, National Association that permits the Company to borrow up to $25 million through September 1, 2015, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2013, the Company had $25 million available under this facility.

(5)                                 In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by early 2016.

(6)                                 In 2014, the Company made commitments to purchase manufacturing equipment of 2.0 million in 2015.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2014, 2013, and 2012, the aggregate amounts of these payments were $0.2 million, $1.5 million and $1.3 million, respectively.

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

Foreign Currency Risk

During the year ended December 31, 2014, approximately 59.5 percent of our net sales revenue and approximately 56.2 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part II, Item 7 of this report.

The following table sets forth a composite sensitivity analysis of our net sales revenue, costs and expenses and operating income in connection with the strengthening of the U.S. dollar (our reporting currency) by 10%, 15%, and 25% against every other fluctuating functional currency in which we conduct business.  We note that our individual net sales revenue, cost and expense components and our operating income were equally sensitive to increases in the strength of the U.S. dollar against every other fluctuating currency in which we conduct business.

Exchange rate sensitivity for the year ended December 31, 2014 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales revenue	$366,367	$(14,012)	(3.8)%	$(20,104)	(5.5)%	$(30,827)	(8.4)%

Cost and expenses
Cost of sales	91,584	(4,151)	(4.5)%	(5,940)	(6.5)%	(9,088)	(9.9)%
Volume incentives	135,808	(5,640)	(4.2)%	(8,078)	(5.9)%	(12,368)	(9.1)%
Selling, general and administrative	119,927	(3,783)	(3.2)%	(5,428)	(4.5)%	(8,323)	(6.9)%

Operating income	$19,048	$(438)	(2.3)%	$(658)	(3.5)%	$(1,048)	(5.5)%

Certain of our operations, including Russia and Ukraine, are served by a U.S. subsidiary through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within our financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of our products and the purchasing power of our independent Managers, Distributors and customers within these markets. As a result of the current tension between Russia and Ukraine and resultant sanctions, the Russian ruble and the Ukrainian hryynia have weakened significantly against the U.S. dollar, impacting net sales in this market.  Should the conflict continue to escalate, exchanges rates for Russian ruble, as well as the Ukrainian hryynia could weaken further against the U.S. dollar, further impacting net sales in these markets.

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

Exchange Rate Sensitivity of Balance Sheet as of December 31, 2014 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$58,699	$(1,919)	(3.3)%	$(2,772)	(4.7)%	$(4,273)	(7.3)%
Accounts receivable, net	6,732	(167)	(2.5)%	(239)	(3.6)%	(367)	(5.5)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,237	(66)	(1.3)%	(95)	(1.8)%	(146)	(2.8)%

Net Financial Instruments Subject to Exchange Rate Risk	$60,194	$(2,020)	(3.4)%	$(2,916)	(4.8)%	$(4,494)	(7.5)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2014, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of December 31, 2014 (dollar amounts in thousands)

		At Spot Exchange Rate per
	Translated into	One U.S. Dollar as of
	U.S. Dollars	December 31, 2014
Cash and Cash Equivalents
South Korea (Won)	$5,949	1,099.1
European Markets (Euro)	4,353	0.8
Japan (Yen)	2,646	119.9
Canada (Dollar)	1,482	1.2
Indonesia (Rupiah)	1,319	12,453.3
Other	7,482	Varies
Total foreign dominated cash and cash equivalents	$23,231
U.S. dollars held by foreign subsidiaries	$25,924
Total cash and cash equivalents held by foreign subsidiaries	$49,155

During the year ended December 31, 2014, the Company repatriated $34.8 million of foreign cash through intercompany dividends.

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

Year ended December 31,	2014	2013	2012
Canada (Dollar)	1.1	1.0	1.0
European Markets (Euro)	0.8	0.8	0.8
Japan (Yen)	105.6	97.4	79.8
South Korea (Won)	1,055.3	1,098.3	1,129.6
Mexico (Peso)	13.3	12.8	13.2

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the year ended December 31, 2014, Belarus was considered to be highly inflationary. During the periods ended December 31, 2014, 2013 and 2012, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.4 percent, 2.2 percent, and 1.8 percent, of consolidated net sales revenue, respectively. With the exception of Belarus, there were no other countries considered to have a highly inflationary economy during the periods ended December 31, 2014, 2013 and 2012.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On December 31, 2014, we had investments of $2.5 million of which $0.1 million were municipal obligations, which carry an average fixed interest rate of 5.0 percent and mature over a two-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2014, and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

As discussed in Note 2, the Company discontinued its operations in Venezuela in November 2014, when it abandoned its operations. The results prior to the operations being abandoned are included in income (loss) from discontinued operations in the accompanying financial statements.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 12, 2015

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

As of December 31,	2014	2013
Assets
Current assets:
Cash and cash equivalents	$58,699	$77,247
Accounts receivable, net of allowance for doubtful accounts of $849 and $1,087, respectively	6,732	10,206
Investments available for sale	2,546	2,006
Inventories	40,438	41,910
Deferred income tax assets	4,950	5,711
Prepaid expenses and other	7,884	11,514
Total current assets	121,249	148,594

Property, plant and equipment, net	51,343	32,022
Investment securities - trading	1,038	971
Intangible assets, net	704	853
Deferred income tax assets	14,495	9,928
Other assets	7,970	7,244
	$196,799	$199,612

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,237	$5,664
Accrued volume incentives	16,867	19,206
Accrued liabilities	28,957	34,893
Deferred revenue	4,717	4,173
Current installments of long-term debt and revolving credit facility	—	2,267
Income taxes payable	2,131	2,366
Total current liabilities	57,909	68,569

Liability related to unrecognized tax benefits	6,598	12,402
Long-term debt and revolving credit facility	—	10,000
Deferred compensation payable	1,038	971
Other liabilities	2,297	2,411
Total liabilities	67,842	94,353

Commitments and Contingencies

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 18,662 and 16,179 shares issued and outstanding as of December 31, 2014, and 2013, respectively	125,489	83,122
Retained earnings	10,891	36,100
Noncontrolling interests	3,781	—
Accumulated other comprehensive loss	(11,204)	(13,963)
Total shareholders’ equity	128,957	105,259
	$196,799	$199,612

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

Year Ended December 31,	2014	2013	2012
Net sales revenue	$366,367	$369,826	$360,826
Cost of sales	(91,584)	(92,344)	(91,369)
Gross profit	274,783	277,482	269,457

Operating expenses:
Volume incentives	135,808	135,516	130,875
Selling, general and administrative	119,927	118,383	104,716
Operating income	19,048	23,583	33,866
Other income (expense):
Interest and other income (expense), net	(72)	836	1,461
Interest expense	(187)	(231)	(178)
Foreign exchange gains, net	225	1,388	290
	(34)	1,993	1,573
Income from continuing operations before provision for income taxes	19,014	25,576	35,439
Provision (benefit) for income taxes	(743)	7,923	10,531
Net income from continuing operations	19,757	17,653	24,908
Income (loss) from discontinued operations	(9,957)	(44)	472
Net income	9,800	17,609	25,380
Net loss attributable to noncontrolling interests	(219)	—	—
Net income attributable to common shareholders	$10,019	$17,609	$25,380

Basic and diluted net income per common share

Basic:
Net income from continuing operations	$1.15	$1.10	$1.59
Income (loss) from discontinued operations	$(0.57)	$—	$0.03
Net income attributable to common shareholders	$0.58	$1.10	$1.62

Diluted:
Net income from continuing operations	$1.12	$1.08	$1.56
Income (loss) from discontinued operations	$(0.56)	$(0.01)	$0.03
Net income attributable to common shareholders	$0.56	$1.07	$1.59

Weighted average basic common shares outstanding	17,108	15,997	15,648
Weighted average diluted common shares outstanding	17,641	16,390	15,987

Dividends declared per common share	$1.90	$1.90	$0.15

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

Year Ended December 31,	2014	2013	2012

Net income	$9,800	$17,609	$25,380
Foreign currency translation loss (net of tax)	(1,406)	(3,480)	(522)
Net unrealized gains on investment securities (net of tax)	30	83	25
Write-off of Venezuela cumulative translation adjustments	4,135	—	—
Total comprehensive income	$12,559	$14,212	$24,883

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Common Stock		Retained	Noncontrolling	Accumulated Other Comprehensive
	Shares	Value	Earnings	Interests	Income (Loss)	Total
Balance at January 1, 2012	15,569	$71,628	$25,879	$—	$(10,069)	$87,438
Share-based compensation expense	—	2,878	—	—	—	2,878
Tax benefit from exercise of stock options	—	378	—	—	—	378
Proceeds from the exercise of stock options	241	2,408	—	—	—	2,408
Cash dividends (0.15 per share)	—	—	(2,349)	—	—	(2,349)
Net income	—	—	25,380	—	—	25,380
Other comprehensive loss	—	—	—	—	(497)	(497)
Balance at December 31, 2012	15,810	77,292	48,910	—	(10,566)	115,636
Share-based compensation expense	—	3,389	—	—	—	3,389
Tax benefit from exercise of stock options	—	653	—	—	—	653
Proceeds from the exercise of stock options	509	4,334	—	—	—	4,334
Repurchase of common stock	(140)	(2,546)	—	—	—	(2,546)
Cash dividends (1.90 per share)	—	—	(30,419)	—	—	(30,419)
Net income	—	—	17,609	—	—	17,609
Other comprehensive loss	—	—	—	—	(3,397)	(3,397)
Balance at December 31, 2013	16,179	83,122	36,100	—	(13,963)	105,259
Share-based compensation expense	—	3,948	—	—	—	3,948
Net proceeds from the issuance of shares to noncontrolling interests	2,855	44,795	—	—	—	44,795
Tax benefit from exercise of stock options	—	307	—	—	—	307
Proceeds from the exercise of stock options	124	772	—	—	—	772
Repurchase of common stock	(496)	(7,455)	—	—	—	(7,455)
Cash dividends (1.90 per share)	—	—	(35,228)	—	—	(35,228)
Net income	—	—	10,019	(219)	—	9,800
Noncontrolling interests investment in Nature’s Sunshine Hong Kong Limited	—	—	—	4,000	—	4,000
Other comprehensive income	—	—	—	—	2,759	2,759
Balance at December 31, 2014	18,662	$125,489	$10,891	$3,781	$(11,204)	$128,957

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

Year Ended December 31,	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,800	$17,609	$25,380
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of cumulative translation adjustments	4,135	—	—
Impairment of Venezuela property, plant and equipment, net	2,947	—	—
Provision for doubtful accounts	(121)	535	45
Depreciation and amortization	4,409	4,466	4,078
Share-based compensation expense	3,948	3,389	2,878
Tax benefit from stock option exercise	(307)	(653)	(378)
(Gain) loss on sale of property and equipment	132	(128)	85
Deferred income taxes	(3,927)	1,092	4,270
Amortization of bond discount	3	1	9
Purchase of trading investment securities	(162)	(88)	(92)
Proceeds from sale of trading investment securities	151	510	354
Realized and unrealized gains on investments	(56)	(122)	(90)
Foreign exchange gains	(225)	(1,254)	(290)
Changes in assets and liabilities:
Accounts receivable	3,457	(1,358)	266
Inventories	748	838	(1,466)
Prepaid expenses and other	3,411	(5,728)	(1,155)
Other assets	(1,235)	(303)	(193)
Accounts payable	(359)	(552)	77
Accrued volume incentives	(1,905)	1,286	(1,279)
Accrued liabilities	(5,360)	7,379	(1,289)
Deferred revenue	544	(138)	1,708
Income taxes payable	25	1,071	(6,259)
Liability related to unrecognized tax positions	(5,804)	1,831	145
Deferred compensation payable	(67)	(305)	(153)
Net cash provided by operating activities	14,182	29,378	26,651
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,285)	(8,570)	(6,629)
Proceeds from sale of property, plant and equipment	85	248	25
Purchases of investments available for sale	(721)	(442)	(174)
Proceeds from sale/maturities of investments available for sale	247	200	3,789
Net cash used in investing activities	(26,674)	(8,564)	(2,989)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(35,228)	(30,419)	(2,349)
Borrowings on long-term debt and revolving credit facility	—	10,000	—
Principal payments of long-term debt and revolving credit facility	(12,267)	(3,353)	(3,570)
Net proceeds from the issuance of shares to noncontrolling interests	44,795	—	—
Investment by noncontrolling interests	4,000	—	—
Proceeds from exercise of stock options	772	4,334	2,408
Tax benefit from stock option exercise	307	653	378
Repurchase of common stock	(7,455)	(2,546)	—
Net cash used in financing activities	(5,076)	(21,331)	(3,133)
Effect of exchange rates on cash and cash equivalents	(980)	(1,477)	(257)
Net increase (decrease) in cash and cash equivalents	(18,548)	(1,994)	20,272
Cash and cash equivalents at beginning of the year	77,247	79,241	58,969
Cash and cash equivalents at end of the year	$58,699	$77,247	$79,241

Year Ended December 31,	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,450	$10,278	$12,960
Cash paid for interest	171	128	128
Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$780	$155	$169

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share information)

NOTE 1: NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Nature’s Sunshine Products, Inc., together with its subsidiaries (hereinafter referred to collectively as the “Company”), is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent Managers and Distributors who use the products themselves or resell them to other independent Distributors or consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company’s major product groups are subject to regulation by one or more governmental agencies.

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States and Vietnam. The Company also exports its products to Argentina, Australia, Chile, Israel, New Zealand, Norway, Peru and the United Kingdom.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. At December 31, 2014 and 2013, substantially all of the Company’s subsidiaries were wholly owned. The Company operates a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

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

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

Since June 30, 2012, Belarus has been designated as a highly inflationary economy. The U.S. dollar is the Company’s functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of the Company’s independent Distributors in this market has diminished. During the periods ended December 31, 2014, 2013, and 2012, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.4 percent, 2.2 percent and 1.8 percent of consolidated net sales revenue, respectively.

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

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s independent Distributors, and receivables from independent Distributors in foreign markets.  Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future.  However, due to the geographic dispersion of credit card and Distributor receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2014, and 2013. Although receivables from independent Distributors can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt. Other than investments, which are carried at fair value, and long-term debt, the carrying values of these financial instruments approximate their fair values due to their short-term nature. The carrying amount reflected in the consolidated balance sheet for long-term debt approximates fair value due to the interest rate on the debt being variable based on current market rates. During the year ended December 31, 2014, and 2013, the Company did not have any write-offs related to the re-measurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Intangible Assets

Intangible assets consist of purchased product formulations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 9 to 15 years. Intangible assets, net of accumulated amortization, totaled $704 and $853, at December 31, 2014, and 2013, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. Due to the continual currency devaluation of the Venezuelan bolivar, as of September 30, 2014, the Company incurred a $2,947 impairment charge to write down the value of its fixed assets in Venezuela to $0.

Incentive Trip Accrual

The Company accrues for expenses associated with its direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including Company conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. The Company has accrued convention and meeting costs of $4,243 and $5,784 at December 31, 2014, and 2013, respectively, which are included in accrued liabilities in the consolidated balance sheets.

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors.  Belarus and was considered to be highly inflationary as noted above. With the exception of Belarus, there were no countries considered to have a highly inflationary economy during 2014, 2013, or 2012.

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

From time to time, the Company’s U.S. operations extend short-term credit associated with product promotions. In addition, for certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within the country of operation. Payments to independent Managers and Distributors for sales incentives or rebates are recorded as a reduction of revenue. Payments for sales incentives and independent rebates are calculated monthly based upon qualifying sales. Membership fees are deferred and amortized as revenue over the life of the membership, primarily one year. Prepaid event registration fees are deferred and recognized as revenues when the related event is held.

A reserve for product returns is recorded based upon historical experience.  The Company allows independent Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of the Company’s markets, the requirements to return product are more restrictive. Sales returns for the years 2014, 2013 and 2012, were $1,525, $1,454, and $2,249, respectively. The increase in sales returns for year ended December 31, 2012 was due to unusually high product returns during the first quarter of 2012 related to a specific promotion in the Synergy Japan market. Product returns were not related to product quality and have since returned to lower return rates.

Amounts billed to customers for shipping and handling are reported as a component of net sales revenue. Shipping and handling revenues of approximately $9,795, $10,868, and $11,264 were reported as net sales revenue for the years ended December 31, 2014, 2013, and 2012, respectively.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales).

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2014, 2013, and 2012 totaled approximately $2,301, $2,194 and $1,418, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $2,457, $2,039, and $1,464 in 2014, 2013, and 2012, respectively.

Contingencies

The Company is involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, the Company records its best estimate within the range related to the contingency. If there is no best estimate, the Company records the minimum of the range. As additional information becomes available, the Company assesses the potential liability related to the contingency and revises the estimates. Revision in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment. The Company’s contingencies are discussed in further detail in Note 13.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years:

	2014	2013	2012
Net income:
Net income from continuing operations	$19,757	$17,653	$24,908
Income (loss) from discontinued operations	$(9,957)	$(44)	$472
Net income attributable to common shareholders	$10,019	$17,609	$25,380

Basic weighted-average shares outstanding	17,108	15,997	15,648

Basic net income per common share:
Net income from continuing operations	$1.15	$1.10	$1.59
Income (loss) from discontinued operations	$(0.57)	$—	$0.03
Net income attributable to common shareholders	$0.58	$1.10	$1.62

Diluted Shares Outstanding
Basic weighted-average shares outstanding	17,108	15,997	15,648
Stock-based awards	533	393	339
Diluted weighted-average shares outstanding	17,641	16,390	15,987

Diluted net income per common share:
Net income from continuing operations	$1.12	$1.08	$1.56
Income (loss) from discontinued operations	$(0.56)	$(0.01)	$0.03
Net income attributable to common shareholders	$0.56	$1.07	$1.59

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	133	135	88

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	210	210	254

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

The Company recognizes all share-based payments to Directors and employees, including grants of stock options and restricted stock units, in the statement of operations based on their grant-date fair values. The Company records compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. The Company’s estimated forfeiture rate is based upon historical experience.

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

Strategic Alliance with Fosun Pharma

On August 25, 2014, Nature’s Sunshine and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), closed a transaction pursuant to which, the parties entered into a joint venture for operations in the People’s Republic of China (“China”), of which 80 percent is owned by Nature’s Sunshine and 20 percent is owned by a wholly-owned subsidiary of Fosun Pharma and completed a concurrent investment by Fosun Pharma in Nature’s Sunshine common stock issued pursuant to a private placement transaction with net proceeds of $44,795. Nature’s Sunshine used the net proceeds of the private placement transaction to fund its 80 percent share of the initial $20,000 capitalization of the China joint venture, or $16,000, and to pay its shareholders a cash dividend of $1.50 per share, or $28,501.  The Company consolidated the joint venture in its consolidated financial statements, with Fosun Pharma’s interest presented as a noncontrolling interest.

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

Pursuant to a concurrent private placement transaction, Nature’s Sunshine issued 2,855 shares of unregistered common stock to Fosun Pharma at a price of $16.19 per share, representing aggregate net proceeds to Nature’s Sunshine of $44,795. The purchase price represented a 10 percent premium to Nature’s Sunshine’s average stock price over the trailing 30 business day period as of June 26, 2014.  As a result of the private placement transaction, Fosun Pharma owns approximately 15% of Nature’s Sunshine outstanding common shares with respect to which the Company has granted Fosun Pharma certain registration rights.  In addition, Nature’s Sunshine appointed one director designated by Fosun Pharma to its board of directors.

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

NOTE 2: DISCONTINUED OPERATIONS

In November 2014, the Company ceased its operations in Venezuela due to the difficulties and uncertainties related to import controls, difficulties associated with repatriating cash and high inflation. This market was part of the Company’s NSP Americas segment and all of the income (loss) from discontinued operations is related to the common shareholders of the Company.

The following table summarizes the operating results of the Company’s discontinued operations:

	2014	2013	2012
Net sales revenue	$7,559	$8,270	$6,642

Income (loss) before income tax provision	$(10,597)	$77	$57
Income tax provision (benefit)	(640)	121	(415)
Income (loss) from discontinued operations	$(9,957)	$(44)	$472

Due to the economic instability of the Venezuelan market, as of September 30, 2014, the Company incurred a $2,947 impairment charge to write down the value of its fixed assets in Venezuela to $0. The loss before income taxes for the year ended December 31, 2014, includes a charge of $7,798 related to exiting Venezuela, of which $4,135 is a non-cash write-off of accumulated translation adjustments that were previously included in shareholders’ equity. The loss from discontinued operations did not have a material impact on the Company’s operating cash flows during 2014.

NOTE 3: INVENTORIES

The composition of inventories is as follows:

As of December 31,	2014	2013
Raw materials	$11,206	$10,848
Work in process	534	740
Finished goods	28,698	30,322
Total inventory	$40,438	$41,910

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows:

As of December 31,	2014	2013
Land and improvements	$2,418	$3,800
Buildings and improvements	31,245	33,655
Machinery and equipment	19,716	18,209
Furniture and fixtures	18,311	17,884
Computer software and hardware	27,294	8,255
	98,984	81,803
Accumulated depreciation and amortization	(47,641)	(49,781)
Total property, plant and equipment	$51,343	$32,022

Depreciation expense was $4,260, $4,317, and $3,929 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 5: INTANGIBLE ASSETS

At December 31, 2014, and 2013, intangibles for product formulations had a gross carrying amount of $1,763, and $1,763, accumulated amortization of $1,059, and $910, and a net amount of $704, and $853, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the years ended December 31, 2014, 2013, and 2012 was $149, $149 and $149, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows:

Year Ending December 31,
2014	$149
2015	91
2016	91
2017	91
2018	91
Thereafter	191
Total	$704

NOTE 6: INVESTMENT SECURITIES

The amortized cost and estimated fair values of available-for-sale securities are as follows:

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$100	$1	$—	$101
U.S. government securities funds	1,791	—	(15)	1,776
Equity securities	227	454	(12)	669
Total short-term investment securities	$2,118	$455	$(27)	$2,546

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$403	$12	$—	$415
U.S. government securities funds	997	—	(14)	983
Equity securities	227	386	(5)	608
Total short-term investment securities	$1,627	$398	$(19)	$2,006

The municipal obligations held at fair value of $101 at December 31, 2014, all mature in less than two years.

During 2014, 2013, and 2012, the proceeds from the sales of available-for-sale securities were $247, $200, and $3,789, respectively. There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company’s trading securities portfolio totaled $1,038 and $971 at December 31, 2014 and 2013, respectively, and generated gains of $56, $122, and $116, for the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2014, and 2013, the Company had unrealized losses of $15, and $14, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

NOTE 7: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows:

As of December 31,	2014	2013
Foreign non-income tax contingencies (See Note 14)	$2,622	$5,363
Sales, use and property tax (See Note 14)	3,575	4,498
Salaries and employee benefits	13,445	11,749
Convention and meeting costs	4,243	5,784
Other	5,072	7,499
Total	$28,957	$34,893

NOTE 8: LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

The Company’s revolving credit agreement with Wells Fargo Bank, N.A., permits the Company to borrow up to $25,000 through September 1, 2016, bearing interest at LIBOR plus 1.25 percent (1.50 percent as of December 31, 2014, and 2013). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. Currently, the revolving credit agreement matures on September 1, 2016.  At December 31, 2014, and 2013, the outstanding balance under the revolving credit agreement was $0 and $10,000, respectively.

The revolving credit agreement contains restrictions on liquidity, leverage, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company remains in compliance with these debt covenants as of December 31, 2014.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2012	$(10,191)	$122	$(10,069)
Activity, net of tax	(522)	25	(497)
Balance as of December 31, 2012	(10,713)	147	(10,566)
Activity, net of tax	(3,480)	83	(3,397)
Balance as of December 31, 2013	(14,193)	230	(13,963)
Activity, net of tax	2,729	30	2,759
Balance as of December 31, 2014	$(11,464)	260	$(11,204)

NOTE 10: INCOME TAXES

Income from continuing operations before provision (benefit) for income taxes are taxed under the following jurisdictions:

Year Ended December 31,	2014	2013	2012
Domestic	$4,577	$6,111	$17,625
Foreign	14,437	19,465	17,814
Total	$19,014	$25,576	$35,439

Components of the provision (benefit) for income taxes for each of the three years in the period ended December 31, 2014 are as follows:

Year Ended December 31,	2014	2013	2012
Current:
Federal	$(2,713)	$(773)	$1,901
State	514	399	248
Foreign	5,539	7,230	4,714
Subtotal	3,340	6,856	6,863
Deferred:
Federal	(3,804)	1,654	2,303
State	(326)	186	1,207
Foreign	47	(773)	158
Subtotal	(4,083)	1,067	3,668
Total provision (benefit) for income taxes	$(743)	$7,923	$10,531

The provision (benefit) for income taxes, as a percentage of income from continuing operations before provision (benefit) for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	0.6	1.4	2.7
U.S. tax impact of foreign operations	(73.0)	(16.2)	(2.3)
Valuation allowance change	48.8	4.3	(6.6)
Unrecognized tax benefits	(8.6)	7.9	2.9
Domestic manufacturing deduction	(2.2)	(1.3)	(0.4)
Nondeductible foreign expenses	(1.8)	1.1	0.5
Other	(2.7)	(1.2)	(2.1)
Effective income tax rate	(3.9)%	31.0%	29.7%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company does not intend to reinvest undistributed earnings indefinitely in the Company’s foreign subsidiaries.

Adjustments relating to the U.S. impact of foreign operations decreased the effective tax rate by 73.0, 16.2, and 2.3 percentage points in 2014, 2013 and 2012, respectively. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2014	2013	2012
Dividends received from foreign subsidiaries	59.5%	29.4%	4.5%
Foreign tax credits	(121.3)	(34.3)	(4.1)
Foreign tax rate differentials	(11.0)	(10.8)	(2.4)
Unremitted earnings	(0.2)	(0.5)	(0.3)
Total	(73.0)%	(16.2)%	(2.3)%

The significant components of the deferred tax assets (liabilities) are as follows:

As of December 31,	2014	2013
Inventory	$1,766	$1,502
Accrued liabilities	5,023	4,380
Deferred compensation	398	364
Equity-based compensation	4,293	2,993
Intangibles assets	442	389
Bad debts	64	225
Net operating losses	5,824	5,593
Foreign tax and withholding credits	12,591	4,066
Non-income tax accruals	53	397
Health insurance accruals	230	184
Undistributed foreign earnings	474	4,008
Other deferred tax assets	1,488	2,260
Capital loss carryforward	739	721
Valuation allowance	(13,169)	(11,340)
Total deferred tax assets	$20,216	15,742
Other deferred tax liabilities	(778)	(231)
Total deferred tax liabilities	(778)	(231)
Total deferred taxes, net	$19,438	$15,511

The components of deferred tax assets (liabilities), net are as follows:

As of December 31,	2014	2013
Net current deferred tax assets	$4,950	$5,711
Net non-current deferred tax assets	14,495	9,928
Total net deferred tax assets	19,445	15,639

Net current deferred tax liabilities	(1)	(2)
Net non-current deferred tax liabilities	(6)	(126)
Total net deferred tax liabilities	(7)	(128)

Total deferred taxes, net	$19,438	$15,511

Net current deferred tax liabilities are included in accrued liabilities and net non-current deferred tax liabilities are included in other liabilities in the consolidated balance sheets.

Management has provided a valuation allowance of $13,169 and $11,340 as of December 31, 2014 and 2013, respectively, for certain deferred tax assets, including foreign net operating losses, for which management cannot conclude it is more likely than not that they will be realized. The Company reviewed its tax positions and increased its valuation allowance by approximately $1,829 in 2014 primarily due to a domestic increase of $2,736 and a foreign decrease of $907.

At December 31, 2014, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $5,824. The net operating losses will expire at various dates from 2015 through 2024. For financial reporting purposes, the release of these valuation allowances would reduce income tax expenses. At December 31, 2014, the Company had approximately $12,590 of foreign tax and withholding credits, most of which expire in 2024.

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

The Company’s U.S. federal income tax returns for 2009 through 2013 are open to examination for federal tax purposes. The Internal Revenue Service (“IRS”) is currently concluding an audit of the Company’s U.S. federal income tax returns for the 2009 through 2011 tax years. The Company has several foreign tax jurisdictions that have open tax years from 2007 through 2014.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2014 and 2013 was $6,598 and $12,402, respectively, all of which would favorably impact the effective tax rate if recognized.  Included in these amounts is approximately $1,648 and $1,352, respectively, of combined interest and penalties.  The Company increased interest and penalties approximately $297 and $300 for the years ended December 31, 2014 and 2013, respectively.  The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.

During the years ended December 31, 2014, 2013 and 2012, the Company added approximately $2,261, $2,656 and $3,471, respectively, to its liability for unrecognized tax benefits. Included in these amounts are approximately $326, $300 and $339 for the years ended December 31, 2014, 2013 and 2012, respectively, related to interest expense and penalties. In addition, the Company recorded a benefit related to the lapse of applicable statute of limitations of approximately $273, $323 and $2,815 for the years ended December 31, 2014, 2013 and 2012, respectively, all of which favorably impacted the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years:

Year Ended December 31,	2014	2013	2012

Unrecognized tax benefits, opening balance	$11,050	$9,519	$8,966
Settlement of liability reclassified as income tax payable	(591)	(10)	—
Payments on liability	—	—	(15)
Tax positions taken in a prior period
Gross increases	—	—	1,120
Gross decreases	(6,614)	(184)	(504)
Tax positions taken in the current period
Gross increases	1,934	2,356	2,011
Gross decreases	—	—	—
Lapse of applicable statute of limitations	(244)	(323)	(2,068)
Currency translation adjustments	(585)	(308)	9
Unrecognized tax benefits, ending balance	$4,950	$11,050	$9,519

The Company anticipates that liabilities related to unrecognized tax benefits will increase approximately $800 to $1,200 within the next twelve months due to additional transactions related to commissions and transfer pricing.

The Company believes that it is reasonably possible that unrecognized tax benefits will decrease approximately $100 to $300 within the next twelve months due to the expiration of statutes of limitations in various jurisdictions.

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

On March 17, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,618 that was paid on April 7, 2014, to shareholders of record on March 28, 2014. On May 7, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,619 that was paid on June 2, 2014, to shareholders of record on May 21, 2014. On August 6, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,619 that was paid on August 29, 2014, to shareholders of record on August 18, 2014. On August 27, 2014, the Company announced a special non-recurring cash dividend of $1.50 per common share in an aggregate amount of $28,501 that was paid on September 19, 2014, to shareholders of record on September 8, 2014. On November 5, 2014, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,871 that was paid on December 1, 2014, to shareholders of record on November 20, 2014.

Share Repurchase Program

In December 2014, the Company completed share repurchases under its previously announced $10 million share repurchase program. In November 2014, the Board of Directors authorized a $20 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At December 31, 2014, the remaining balance available for repurchases under the program was $20,000.

The following is a summary of the Company’s repurchases of common shares during the year ended December 31, 2014:

Period	Number of Shares	Average Price Paid per Share	Program Balance Used for Repurchases
July 1 — September 30, 2014	177	$15.49	$2,731
October 1 — December 31, 2014	319	14.80	4,724
	496	$15.03	$7,455

Share-Based Compensation

During the year ended December 31, 2012, the Company’s shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”).  The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500 shares of the Company’s common stock were originally authorized for the granting of awards under the 2012 Stock Incentive Plan. Subsequent to December 31, 2014, the total number of shares authorized for the granting of awards under the 2012 Stock Incentive Plan was increased by 1,500 by the Company’s shareholders. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock Options

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

Stock option activity for 2014, 2013, and 2012 consisted of the following:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2012	1,374	$9.88
Granted	686	15.11
Forfeited or canceled	(35)	13.60
Exercised	(241)	9.95
Options outstanding at December 31, 2012	1,784	11.81
Granted	832	15.85
Forfeited or canceled	(184)	13.65
Exercised	(506)	8.56
Options outstanding at December 31, 2013	1,926	12.54
Granted	258	15.38
Forfeited or canceled	(23)	13.33
Exercised	(124)	6.42
Options outstanding at December 31, 2014	2,037	$11.69

On September 19, 2014, and August 29, 2013, the Company paid special non-recurring cash dividends of $1.50 per common share. In accordance with the provisions of the Company’s stock incentive plans, the exercise price of all outstanding stock options on the ex-dividend dates were decreased by $1.50 per share in order to prevent a dilution of benefits or potential benefits intended to be made available to the stock option holders. Because this modification was required by the provisions of the Company’s stock incentive plans, no additional share-based compensation expense was recorded.

During the year ended December 31, 2014, the Company issued time-based stock options to purchase 258 shares of common stock under the 2012 Stock Incentive Plan to the Company’s executive officers and other employees. These options were issued with a weighted-average exercise price of $15.38 per share and a weighted-average grant date fair value of $6.53 per share. All of the options issued have an option termination date of ten years from the option grant date.

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

For the years ended December 31, 2014, 2013, and 2012, the Company issued 124, 506, and 241 shares of common stock upon the exercise of stock options at an average exercise price of $6.42, $8.56, and $9.95 per share, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2014, 2013 and 2012 was $1,093, $4,576, and $1,427, respectively. For the years ended December 31, 2014, 2013, and 2012, the Company recognized $307, $653, and $378 of tax benefits from the exercise of stock options during the period, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Weighted average grant date fair value of grants	$6.53	$6.55	$7.21
Expected life (in years)	6.0	5.0 to 6.0	4.0 to 6.0
Risk-free interest rate	1.5	0.6 to 1.5	0.3 to 0.9
Expected volatility	56.7	55.9 to 58.2	58.5 to 66.0
Dividend yield	2.6	2.1 to 2.7	0.0 to 1.3

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

Share-based compensation expense from time-based stock options for the years ended December 31, 2014, 2013, and 2012 was $2,932, $3,166 and $2,101, respectively; the related tax benefit was approximately $1,158, $1,251, and $850, respectively. As of December 31, 2014, 2013, and 2012, the unrecognized share-based compensation cost related to grants described above was $2,018, $3,294, and $2,715, respectively.  As of December 31, 2014, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.8 years.

Shared-based compensation expense from operating income performance-based stock options for the years ended December 31, 2014, 2013, and 2012 was $0, $0 and $653, respectively; the related tax benefit of approximately $0, $0 and $255, respectively. As of December 31, 2012, there was no remaining compensation expense to be recognized for the operating income performance-based stock options.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the year ended December 31, 2014.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $800 of potential share-based compensation expense.

The following table summarizes information about options outstanding and exercisable at December 31, 2014.

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Options Exercisable	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share
$2.35 to $9.99	340	5.5	$5.33	340	5.5	$5.33
$10.00 to $13.99	1,487	7.8	12.42	642	7.2	12.17
$14.00 to $17.70	210	8.8	16.83	87	8.8	16.73
	2,037	7.5	$11.69	1,069	6.8	$10.36

At December 31, 2014, the aggregate intrinsic value of outstanding options to purchase 2,037 shares of common stock, the exercisable options to purchase 1,069 shares of common stock, and options to purchase 794 shares of common stock expected to vest was $6,801, $4,928, and $1,779, respectively. At December 31, 2013, the aggregate intrinsic value of outstanding options to purchase 1,926 shares of common stock, the exercisable options to purchase 838 shares of common stock, and options to purchase 905 shares of common stock expected to vest was $9,415, $6,069, and $3,179, respectively.

Restricted Stock Units

The Company’s outstanding restricted stock units (RSUs) are time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date. RSUs given to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At December 31, 2014 and 2013, there were 32 and 20 vested RSUs given to the Board of Directors that had a restriction period.

Restricted stock unit activity for the period ended December 31, 2014, 2013, and 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at January 1, 2012	—	$—
Granted	18	12.07
Issued	—	—
Forfeited	—	—
Units outstanding at December 31, 2012	18	12.07
Granted	17	12.90
Issued	(3)	12.07
Forfeited	—	—
Units outstanding at December 31, 2013	32	12.47
Granted	156	10.73
Issued	—	—
Forfeited	(8)	15.37
Units outstanding at December 31, 2014	180	15.09

On September 19, 2014, and August 29, 2013, the Company paid special non-recurring cash dividends of $1.50 per common share. In accordance with the provisions of the Company’s stock incentive plans, additional RSUs were issued in order to prevent a dilution of benefits or potential benefits intended to be made available to the RSU holders. Because this RSU issuance was required by the provisions of the Company’s stock incentive plans, no additional share-based compensation expense was recorded.

During the year ended December 31, 2014, the Company issued 156 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Company’s Board of Directors, executive officers and other employees. The RSUs were issued with a weighted-average grant date fair value of $10.73 per share and vest in annual installments over a four year period from the grant date.

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

Share-based compensation expense from RSUs for the period ended December 31, 2014, 2013, and 2012, was approximately $992, $223, and $124, respectively; and the related tax benefit was approximately $392, $88 and $49, respectively. As of December 31, 2014, and 2013, the unrecognized share-based compensation expense related to the grants described above was $849 and $62, respectively. As of December 31, 2014, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 2.0 years.

Stock Appreciations Rights

The Company’s outstanding stock appreciation rights (SARs) are time-based SARs, which vest over differing periods ranging from 12 months up to 48 months from the SAR grant date. The SARs have a strike price equal to the fair market value of one share of common stock on the grant date. Subsequent to vesting, the employee has the option to exercise the SAR and will receive the intrinsic value of the SAR as income on the exercise date. SARs do not entitle a participant to receive or purchase shares and are settled in cash. SARs will not reduce the number of shares of common stock available for issuance under the Company’s Stock Incentive Plans.

Stock appreciation right activity for the period ended December 31, 2014, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at January 1, 2014	—	$—
Granted	30	5.47
Forfeited or cancelled	—	—
Exercised	—	—
Units outstanding at December 31, 2014	30	5.47

During the year ended December 31, 2014, the Company issued 30 time-based stock appreciation rights under the 2012 Stock Incentive Plan to the Company’s employees. These SARs were issued with a weighted-average exercise price of $13.86 per share and a weighted-average grant date fair value of $5.47 per share. All of the SARs issued have an option termination date of ten years from the option grant date.

The fair value of each SAR was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31, 2014:

2014
Weighted average grant date fair value of grants	$5.47
Expected life (in years)	6.0
Risk-free interest rate	1.5
Expected volatility	53.8
Dividend yield	2.7 to 3.0

Expected SAR lives and volatilities are based on historical data of the Company. The risk-free interest rate is calculated as the average U.S. Treasury bill rate that corresponds with the option life.  The dividend yield is based on the Company’s historical and expected amount of dividend payouts, at the time of grant. On August 29, 2013, and September 19, 2014, the Company paid special non-recurring cash dividends of $1.50 per common share. The Company has excluded these special non-recurring cash dividends from the dividend yield used in the Black-Scholes SAR-pricing model calculations as it is not representative of future dividends to be declared by the Company.

Share-based compensation expense from SARs for the period ended December 31, 2014, was approximately $24; and the related tax benefit was approximately $9. As of December 31, 2014, the unrecognized share-based compensation expense related to the grants described above was $150. As of December 30, 2014, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 2.4 years.

NOTE 12:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2014, the Company made matching contributions of 60 percent of employee contributions up to a maximum of five percent of the employee’s compensation (the match was increased from 50 percent to 60 percent of employee contributions up to a maximum of five percent beginning in 2013). The Company’s contributions to the plan vest after a period of three years. During 2014, 2013, and 2012, the Company contributed to the plan approximately $838, $832 and $551, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). The Company had deferred compensation plan assets of approximately $1,038 and $971 as of December 31, 2014, and 2013, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalating payments using the straight-line method. The Company incurred expenses of approximately $6,159, $6,125, and $6,096 in connection with operating leases during 2014, 2013, and 2012, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2014, were as follows:

Year Ending December 31,
2015	$4,776
2016	3,455
2017	2,860
2018	1,701
2019	385
Thereafter	590
Total	$13,767

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2014, 2013, and 2012, the aggregate amounts of these payments were $239, $1,468, and $1,270, respectively.

In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company has committed to invest an additional $3,845 over the course of the project and anticipates completion of this project by mid-2016.  This amount is expected to be paid in future years as follows: $3,586 in 2015, and $259 in 2016, respectively. Also, in 2014, the Company made commitments to purchase manufacturing equipment of $2,002 in 2015.

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

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to value-added tax assessments and other civil litigation.  While there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $400.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of December 31, 2014 and 2013, accrued liabilities include $2,760 and $6,312, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect of the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

The Company reviews its self-insurance accruals on a quarterly basis and determines, based upon a review of its recent claims history and other factors, which portions of its self-insurance accruals should be considered short-term and long-term. The Company has accrued $2,638 and $2,811 for product liability and employee medical claims at December 31, 2014 and 2013, respectively, of which $658 and $526 was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

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

NOTE 14:  OPERATING BUSINESS SEGMENT AND INTERNATIONAL OPERATION INFORMATION

The Company has four business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company has two business segments that operate under the Nature’s Sunshine® Products brand and are divided based on the characteristics of their Distributor base, similarities in compensation plans, as well as the internal organization of NSP’s officers and their responsibilities (NSP Americas and NSP Russia, Central and Eastern Europe). The Company’s third business segment operates under the Synergy® WorldWide brand, which distributes its products through different selling and Distributor compensation plans and has products with formulations that are sufficiently different from those of NSP Americas and NSP Russia, Central and Eastern Europe to warrant accounting for these operations as a separate business segment. The Company’s fourth business segment, China and New Markets, anticipates deploying a multi-brand, multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through Fosun Pharma’s retail locations across China as well as ecommerce, and select Synergy branded products through a direct selling model.  The time to market will be dependent upon regulatory processes including product registration and permit approvals. The China and New Markets segment also includes Company’s export sales business, in which the Company sells our products to various locally managed entities independent of the Company that have distribution rights for the relevant market. All of the net sales revenue to date in the China and New Markets segment is through the Company’s export business to foreign markets outside of China set forth above that were previously part of NSP Americas. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

In the fourth quarter of 2014, the Company created the China and New Markets segment. The Company moved the reporting of its export business, in which the Company sells our products to a locally managed entity independent of the Company that has distribution rights for the market, from the NSP Americas segment to the China and New Markets segment during the year ended December 31, 2014, and has made conforming changes to the results presented above for the prior year periods. The net sales revenue and contribution margin of this business for the year ended December 31, 2014 were $3,367 and 1,563, respectively. The net sales revenue and contribution margin of this business for the year ended December 31, 2013 were $2,865 and $1,318, respectively. The net sales revenue and contribution margin of this business for the year ended December 31, 2012 were $2,509 and $159, respectively.

Reportable business segment information for the years ended December 31, 2014, 2013 and 2012 is as follows:

Year Ended December 31,	2014	2013	2012
Net sales revenue:
NSP Americas	$184,625	$195,924	$199,794
NSP Russia, Central and Eastern Europe	50,274	62,747	57,853
Synergy WorldWide	128,101	108,290	100,670
China and New Markets	3,367	2,865	2,509
Total net sales revenue	366,367	369,826	360,826
Contribution margin (1):
NSP Americas	75,673	80,095	80,324
NSP Russia, Central and Eastern Europe	17,851	22,542	21,957
Synergy WorldWide	43,888	38,011	36,142
China and New Markets	1,563	1,318	159
Total contribution margin	138,975	141,966	138,582

Selling, general and administrative	119,927	118,383	104,716
Operating income	19,048	23,583	33,866

Other income (loss), net	(34)	1,993	1,573
Income from continuing operations before provision for income taxes	$19,014	$25,576	$35,439

(1)         Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

Year Ended December 31,	2014	2013	2012
Capital expenditures:
NSP Americas	$25,581	$8,018	$5,684
NSP Russia, Central and Eastern Europe	8	4	44
Synergy WorldWide	1,321	534	1,051
China and New Markets	—	—	—
Total capital expenditures	$26,910	$8,556	$6,779

Depreciation and amortization:
NSP Americas	$3,438	$3,568	$3,339
NSP Russia, Central and Eastern Europe	25	27	36
Synergy WorldWide	946	871	703
China and New Markets	—	—	—
Total depreciation and amortization	$4,409	$4,466	$4,078

As of December 31,	2014	2013
Assets:
NSP Americas	$129,371	$148,278
NSP Russia, Central and Eastern Europe	6,679	11,233
Synergy WorldWide	40,797	40,101
China and New Markets	19,952	—
Total assets	$196,799	$199,612

From an individual country perspective, only the United States comprises approximately 10 percent or more of consolidated net sales revenue for any of the years ended December 31, 2014, 2013 and 2012 as follows:

Year Ended December 31,	2014	2013	2012
Net sales revenue:
United States	$148,219	$152,209	$154,716
South Korea	54,314	34,207	28,006
Other	163,834	183,410	178,104
Total net sales revenue	$366,367	$369,826	$360,826

Revenue generated by each of the Company’s product lines is set forth below (U.S. dollars in thousands):

Year Ended December 31,	2014	2013	2012
NSP Americas:
General health	$79,022	$82,332	$87,280
Immunity	23,881	24,013	24,410
Cardiovascular	12,665	13,268	13,483
Digestive	53,906	57,575	56,160
Personal care	4,025	5,214	5,792
Weight management	11,126	13,522	12,669
	184,625	195,924	199,794
NSP Russia, Central and Eastern Europe:
General health	$18,841	$22,690	$20,540
Immunity	6,512	7,902	7,365
Cardiovascular	3,104	4,324	4,367
Digestive	13,171	15,693	14,501
Personal care	6,073	8,817	8,908
Weight management	2,573	3,321	2,172
	50,274	62,747	57,853
Synergy WorldWide:
General health	$46,546	$36,723	$33,969
Immunity	974	1,394	1,104
Cardiovascular	42,449	42,154	42,696
Digestive	20,839	16,897	14,904
Personal care	7,196	7,097	5,631
Weight management	10,097	4,025	2,366
	128,101	108,290	100,670
China and New Markets:
General health	$1,566	$1,306	$1,180
Immunity	445	367	319
Cardiovascular	235	211	188
Digestive	835	726	632
Personal care	83	74	70
Weight management	203	181	120
	3,367	2,865	2,509
Total net sales revenue	$366,367	$369,826	$360,826

From an individual country perspective, only the United States and Venezuela comprise 10 percent or more of consolidated property, plant and equipment as follows:

As of December 31	2014	2013
Property, plant and equipment
United States	$48,013	$25,713
Venezuela	—	3,207
Other	3,330	3,102
Total property, plant and equipment	$51,343	$32,022

Due to the continual currency devaluation of the Venezuelan bolivar, as of September 30, 2014, the Company incurred a $2,947 impairment charge to write down the value of its fixed assets in Venezuela to $0.

NOTE 15:  RELATED PARTY TRANSACTIONS

The Company maintains split-dollar life insurance policies on certain executives. The cash surrender value of $48 and $48 related to such policies is recorded in other assets as of December 31, 2014 and 2013, respectively.

Mr. Eugene Hughes, a former member of the Company’s Board of Directors and a shareholder, retired as an employee of the Company effective as of December 22, 2008. Prior to his retirement, the Company and Mr. Hughes entered into a Retirement and Consulting Agreement, dated as of December 9, 2008, pursuant to which Mr. Hughes provides consulting services to the Company for an initial term of eight years following his retirement. In exchange for such consulting services, Mr. Hughes will receive an annual compensation of $215 for the first two years of service, and an annual compensation of $100 for the remainder of the initial term.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$101	$—	$101
U.S. government security funds	1,776	—	—	1,776
Equity securities	669	—	—	669
Investment securities	1,038	—	—	1,038
Total assets measured at fair value on a recurring basis	$3,483	$101	$—	$3,584

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$415	$—	$415
U.S. government security funds	983	—	—	983
Equity securities	608	—	—	608
Investment securities	971	—	—	971
Total assets measured at fair value on a recurring basis	$2,562	$415	$—	$2,977

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

For the years ended December 31, 2014 and 2013, there were no fair value measurements using significant unobservable inputs (Level 3).

NOTE 17:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables presents the Company’s unaudited summary of quarterly operations during 2014 and 2013 for each of three month periods ended March 31, June 30, September 30, and December 31.

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net sales revenue	$93,467	$92,831	$93,406	$86,663
Cost of sales	(22,581)	(22,793)	(22,742)	(23,468)
Gross profit	70,886	70,038	70,664	63,195

Volume incentives	34,893	34,270	34,918	31,727
Selling, general and administrative	29,152	29,941	30,200	30,634
Operating income	6,841	5,827	5,546	834
Other income (expense)	(262)	(79)	(42)	349
Income from continuing operations before income taxes	6,579	5,748	5,504	1,183
Provision (benefit) for income taxes	(3,657)	2,198	407	309
Net income from continuing operations	10,236	3,550	5,097	874
Loss from discontinued operations	(571)	(316)	(4,106)	(4,964)
Net income (loss)	9,665	3,234	991	(4,090)
Net income (loss) attributable to noncontrolling interests	—	—	(26)	(193)
Net income (loss) attributable to common shareholders	$9,665	$3,234	$1,017	$(3,897)

Basic and diluted net income per common share

Basic:
Net income from continuing operations	$0.63	$0.22	$0.30	$0.05
Income (loss) from discontinued operations	$(0.03)	$(0.02)	$(0.24)	$(0.26)
Net income (loss) attributable to common shareholders	$0.60	$0.20	$0.06	$(0.21)

Diluted:
Net income from continuing operations	$0.61	$0.22	$0.29	$0.05
Income (loss) from discontinued operations	$(0.03)	$(0.02)	$(0.23)	$(0.25)
Net income (loss) attributable to common shareholders	$0.58	$0.20	$0.06	$(0.20)

Dividends declared per common share	$0.10	$0.10	$1.60	$0.10

	For the Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales revenue	$94,375	$91,782	$90,405	$93,264
Cost of sales	(23,741)	(22,075)	(22,917)	(23,611)
Gross profit	70,634	69,707	67,488	69,653

Volume incentives	34,182	33,838	33,203	34,293
Selling, general and administrative	29,522	28,068	27,773	33,020
Operating income	6,930	7,801	6,512	2,340
Other income (expense)	438	1,522	(216)	249
Income from continuing operations before income taxes	7,368	9,323	6,296	2,589
Provision for income taxes	2,302	3,235	1,610	776
Net income from continuing operations	5,066	6,088	4,686	1,813
Income (loss) from discontinued operations	(202)	(36)	164	30
Net income	4,864	6,052	4,850	1,843
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income attributable to common shareholders	$4,864	$6,052	$4,850	$1,843

Basic and diluted net income per common share

Basic:
Net income from continuing operations	$0.32	$0.38	$0.29	$0.11
Income (loss) from discontinued operations	$(0.01)	$—	$0.01	$—
Net income attributable to common shareholders	$0.31	$0.38	$0.30	$0.11

Diluted:
Net income from continuing operations	$0.31	$0.38	$0.28	$0.11
Income (loss) from discontinued operations	$(0.01)	$—	$0.01	$—
Net income attributable to common shareholders	$0.30	$0.38	$0.29	$0.11

Dividends declared per common share	$0.10	$0.10	$1.60	$0.10

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

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2014. In addition, this item provides a discussion of management’s evaluation of internal control over financial reporting.

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

In connection with the preparation of our Annual Report as of December 31, 2014, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.  Our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nature’s Sunshine Products, Inc.:

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 12, 2015 expressed an unqualified (which included an explanatory paragraph relating to the Company’s discontinued operations in Venezuela) opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 12, 2015

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014, except that the information required with respect to our executive officers is set forth under Item 1. “Business”, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2014 and 2013

Consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012

Consolidated statements of comprehensive income for the years ended December 31, 2014, 2013, and 2012

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2014, 2013, and 2012

Consolidated statements of cash flows for the years ended December 31, 2014, 2013, and 2012

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

Nature’s Sunshine Products, Inc.

Date: March 12, 2015	By:	/s/ Gregory L. Probert

Gregory L. Probert,
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory L. Probert	Chief Executive Officer and Chairman of the Board	March 12, 2015
Gregory L. Probert	(Principal Executive Officer)

/s/ Kristine F. Hughes	Vice Chair of the Board	March 12, 2015
Kristine F. Hughes

/s/ Stephen M. Bunker	Executive Vice President,	March 12, 2015
Stephen M. Bunker	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Albert R. Dowden	Director	March 12, 2015
Albert R. Dowden

/s/ Robert B. Mercer	Director	March 12, 2015
Robert B. Mercer

/s/ Willem Mesdag	Director	March 12, 2015
Willem Mesdag

/s/ Jeffrey D. Watkins	Director	March 12, 2015
Jeffrey D. Watkins

/s/ Mary Beth Springer	Director	March 12, 2015
Mary Beth Springer

/s/ Li Dongjiu	Director	March 12, 2015
Li Dongjiu

/s/ Rebecca Lee Steinfort	Director	March 12, 2015
Rebecca Lee Steinfort

NATURE’S SUNSHINE PRODUCTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year

Year ended December 31, 2014

Allowance for doubtful accounts receivable	$1,087	$(121)	$(75)	$4	$(46)	$849

Allowance for sales returns	135	1,527	(1,525)	—	(8)	129

Allowance for obsolete inventory	2,407	1,503	(1,666)	1	(57)	2,188

Tax valuation allowance	11,340	1,829	—	—	—	13,169

Year ended December 31, 2013

Allowance for doubtful accounts receivable	$631	$535	$(18)	$1	$(62)	$1,087

Allowance for sales returns	154	1,435	(1,454)	—	—	135

Allowance for obsolete inventory	2,254	1,600	(1,577)	41	89	2,407

Tax valuation allowance	8,149	3,191	—	—	—	11,340

Year ended December 31, 2012

Allowance for doubtful accounts receivable	$647	$45	$(86)	$(1)	$26	$631

Allowance for sales returns	109	2,296	(2,249)	—	(2)	154

Allowance for obsolete inventory	2,083	985	(809)	—	(5)	2,254

Tax valuation allowance	9,836	(1,687)	—	—	—	8,149

LIST OF EXHIBITS

Item No.	Exhibit

3.1(1)	Adjusted and Adjusted Articles of Incorporation.
3.2(1)	Adjusted and Adjusted By-laws.
10.1(14)*	Nature’s Sunshine Products, Inc. Tax Deferred Retirement Plan, Restated January 1, 2012.
10.2(1)*	Nature’s Sunshine Products, Inc. Supplemental Elective Deferral Plan, as Adjusted effective as of January 1, 2008.
10.6(3)*	Employment Agreement, dated as of December 21, 2007, between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.7(2)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.11(4)*	Retirement and Consulting Agreement, dated as of December 9, 2008, by and between Nature’s Sunshine Products, Inc. and Eugene Hughes.
10.14(5)	2009 Stock Incentive Plan
10.15(9)*	Form of Award Agreement (2009 Stock Incentive Plan)
10.19(13)*	Employment Agreement, dated February 11, 2014, by and between the Company and Gregory L. Probert
10.20(7)*	Stock Option Agreement, dated June 17, 2011, by and between the Company and Gregory L. Probert
10.21(8)*	Employment Agreement, dated January 25, 2012, by and between the Company and D. Wynne Roberts
10.22(8)*	Stock Option Agreement, dated February 6, 2012, by and between the Company and D. Wynne Roberts
10.23(11)	2012 Stock Incentive Plan and Amendment 1
10.24(11)*	Form of Award Agreement (2012 Stock Incentive Plan)
10.25(9)*	Amendment to Employment Agreement, dated March 4, 2013, by and between the Company and Gregory L. Probert
10.26(9)*	Consulting Agreement, dated March 4, 2013, by and between the Company and Michael D. Dean
10.27(9)*	Amendment to Employment Agreement, dated March 4, 2013, by and between the Company and Michael D. Dean
10.28(12)*	Amendment to Employment Agreement, dated October 1, 2013, by and between the Company and Gregory L. Probert
10.29(10)*	Employment Agreement, dated October 2, 2013, by and between the Company and Richard D. Strulson
10.30(10)*	Stock Option Agreement, dated November 4, 2013, by and between the Company and Richard D. Strulson
10.31(10)*	Employment Agreement, dated April 16, 2013, by and between the Company and Matthew L. Tripp
10.32(10)*	Stock Option Agreement, dated May 6, 2013, by and between the Company and Matthew L. Tripp
10.33(14)*	Employment Agreement, dated October 13, 2014, by and between the Company and Paul E. Noack
10.34(14)*	Stock Option Agreement, dated January 15, 2015, by and between the Company and Paul E. Noack
10.35(14)*	Employment Agreement, dated March 4, 2013, by and between the Company and Susan M. Armstrong
10.36(14)*	Stock Option Agreement, dated February 11, 2014, by and between the Company and Susan M. Armstrong
14(1)	Nature’s Sunshine Products, Inc. Code of Conduct.
21(14)	List of Subsidiaries of Registrant.
23.1(14)	Consent of Independent Registered Public Accounting Firm.
31.1(14)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adjusted.
31.2(14)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adjusted.
32.1(14)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(14)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed with the SEC on November 9, 2009, as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and is incorporated herein by reference.
(2)	Previously filed with the SEC on January 12, 2009, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(3)	Previously filed with the SEC on December 31, 2007, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(4)	Previously filed with the SEC on February 12, 2009, as an exhibit to the registration statement on Form 10 and is incorporated herein by reference.
(5)	Previously filed with the SEC on October 19, 2009 as Appendix C, an exhibit to the Registrant’s Proxy Statement and is incorporated herein by reference.
(6)	Filed with the SEC on March 16, 2010, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(7)	Filed with the SEC on June 22, 2011, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(8)	Filed with the SEC on February 23, 2011, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(9)	Filed with the SEC on March 8, 2013, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(10)	Filed with the SEC on March 17, 2014, as an exhibit to the Current Report on Form 10-K and is incorporated herein by reference.
(11)	Filed with the SEC on January 15, 2015, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(12)	Filed with the SEC on October 4, 2013, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(13)	Filed with the SEC on February 19, 2015, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(14)	Filed herewith.

*	Management contract or compensatory plan.