Form 10-Q
period 2015-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2015-05-11
CIK 275053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of Common Stock, no par value, outstanding on April 24, 2015, was 18,710,392 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2015

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

•            increased state and federal regulatory scrutiny of the dietary supplement industry;

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$50,065	$58,699
Accounts receivable, net of allowance for doubtful accounts of $812 and $849, respectively	8,086	6,732
Investments available for sale	2,569	2,546
Inventories	41,928	40,438
Deferred income tax assets	4,901	4,950
Prepaid expenses and other	9,653	7,884
Total current assets	117,202	121,249

Property, plant and equipment, net	56,939	51,343
Investment securities - trading	1,118	1,038
Intangible assets, net	667	704
Deferred income tax assets	14,509	14,495
Other assets	7,862	7,970
	$198,297	$196,799

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,297	$5,237
Accrued volume incentives	18,142	16,867
Accrued liabilities	22,336	28,957
Deferred revenue	4,256	4,717
Income taxes payable	1,908	2,131
Revolving credit facility payable	348	—
Total current liabilities	55,287	57,909

Liability related to unrecognized tax benefits	6,776	6,598
Deferred compensation payable	1,118	1,038
Other liabilities	2,334	2,297
Total liabilities	65,515	67,842

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,709 and 18,662 shares issued and outstanding as of March 31, 2015, and December 31, 2014, respectively	125,663	125,489
Retained earnings	14,693	10,891
Noncontrolling interests	3,629	3,781
Accumulated other comprehensive loss	(11,203)	(11,204)
Total shareholders’ equity	132,782	128,957
	$198,297	$196,799

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net sales revenue	$83,878	$93,467
Cost of sales	(21,881)	(22,581)
Gross profit	61,997	70,886

Operating expenses:
Volume incentives	30,337	34,893
Selling, general and administrative	26,330	29,152
Operating income	5,330	6,841
Other income (loss), net	(318)	(262)
Income before provision (benefit) for income taxes	5,012	6,579
Provision (benefit) for income taxes	809	(3,657)
Net income from continuing operations	4,203	10,236
Income (loss) from discontinued operations	1,312	(571)
Net income	5,515	9,665
Net loss attributable to noncontrolling interests	(152)	—
Net income attributable to common shareholders	$5,667	$9,665

Basic and diluted net income per common share attributable to common shareholders

Basic:
Net income from continuing operations	$0.23	$0.63
Income (loss) from discontinued operations	$0.07	$(0.03)
Net income attributable to common shareholders	$0.30	$0.60

Diluted:
Net income from continuing operations	$0.22	$0.61
Income (loss) from discontinued operations	$0.07	$(0.03)
Net income attributable to common shareholders	$0.30	$0.58

Weighted average basic common shares outstanding	18,621	16,179
Weighted average diluted common shares outstanding	19,192	16,618

Dividends declared per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$5,515	$9,665
Foreign currency translation gain (loss) (net of tax)	(21)	178
Net unrealized gains on investment securities (net of tax)	22	3
Total comprehensive income	$5,516	$9,846

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Retained	Noncontrolling	Accumulated Other Comprehensive
	Shares	Value	Earnings	Interests	Income (Loss)	Total
Balance at January 1, 2015	18,662	$125,489	$10,891	$3,781	$(11,204)	$128,957
Share-based compensation expense	—	1,339	—	—	—	1,339
Proceeds from the exercise of stock options, and issuance of restricted stock units	249	1,640	—	—	—	1,640
Tax benefit from exercise of stock options	—	52	—	—	—	52
Repurchase of common stock	(202)	(2,857)	—	—	—	(2,857)
Cash dividends (0.10 per share)	—	—	(1,865)	—	—	(1,865)
Net income	—	—	5,667	(152)	—	5,515
Other comprehensive income	—	—	—	—	1	1
Balance at March 31, 2015	18,709	$125,663	$14,693	$3,629	$(11,203)	$132,782

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,515	$9,665
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	30	39
Depreciation and amortization	996	1,237
Share-based compensation expense	1,339	1,094
Tax benefit from the exercise of stock options	(52)	—
(Gain) loss on sale of property and equipment	(1,312)	13
Deferred income taxes	50	(3,823)
Amortization of bond discount	—	1
Purchase of trading investment securities	(112)	(67)
Proceeds from sale of trading investment securities	55	49
Realized and unrealized gains on investments	(46)	(15)
Foreign exchange losses	351	980
Changes in assets and liabilities:
Accounts receivable	(1,411)	(1,170)
Inventories	(1,989)	707
Prepaid expenses and other current assets	(1,837)	(2,011)
Other assets	74	(390)
Accounts payable	3,010	(274)
Accrued volume incentives	1,539	1,513
Accrued liabilities	(6,707)	(6,156)
Deferred revenue	(461)	58
Income taxes payable	(268)	(940)
Liability related to unrecognized tax benefits	230	(53)
Deferred compensation payable	80	33
Net cash provided (used) by operating activities	(926)	490
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,019)	(4,614)
Proceeds from sale of property, plant and equipment	1,312	—
Purchase of investments available for sale	(15)	(6)
Proceeds from investments available for sale	—	33
Net cash used in investing activities	(4,722)	(4,587)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(1,865)	—
Borrowings on revolving credit facility	348	—
Principal payments of long-term debt and revolving credit facility	—	(847)
Proceeds from the exercise of stock options	1,640	—
Tax benefit from stock option exercise	52	—
Repurchase of common stock	(2,857)	—
Net cash used in financing activities	(2,682)	(847)
Effect of exchange rates on cash and cash equivalents	(304)	(836)
Net decrease in cash and cash equivalents	(8,634)	(5,780)
Cash and cash equivalents at the beginning of the period	58,699	77,247
Cash and cash equivalents at the end of the period	$50,065	$71,467
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,608	$2,236
Cash paid for interest	25	30

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

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States and Vietnam. The Company also exports its products to Argentina, Australia, Chile, Israel, New Zealand, Norway, Peru and the United Kingdom. The Company has announced it will discontinue operations in Vietnam, which were approximately 0.3 percent and 0.4 percent of consolidated net sales during the three month periods ended March 31, 2015 and 2014, respectively.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of March 31, 2015, and for the three-month periods ended March 31, 2015 and 2014.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2015.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

Since June 30, 2012, Belarus has been designated as a highly inflationary economy. The U.S. dollar is the Company’s functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of the Company’s independent Distributors in this market has diminished. During the three months ended March 31, 2015 and 2014, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.1 percent and 2.5 percent of consolidated net sales revenue, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As such, this update affects an entity that either enters into contracts with customers or transfers goods and services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606. The amendments in this update are effective for interim and annual periods beginning after December 15, 2016.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The purpose of this ASU is to incorporate into U.S. GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, and to provide related footnote disclosures. This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial statements and footnote disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, this ASU will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. This ASU is effective for annual periods ending after December 15, 2015, and interim periods thereafter. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidations (Topic 810): “Amendments to the Consolidation Analysis.” This update makes amendments to the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable interest entity unless the limited partners hold substantive kick-out rights or participating rights. This update is effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating both methods of adoption, as well as the effect this ASU will have on its consolidated financial statements and footnote disclosures.

(2)                     Discontinued operations

In November 2014, the Company ceased its operations in Venezuela due to the difficulties and uncertainties related to import controls, difficulties associated with repatriating cash and high inflation. This market was part of the Company’s NSP Americas segment and all of the income (loss) from discontinued operations is related to the common shareholders of the Company.

The following table summarizes the operating results of the Company’s discontinued operations:

	March 31,	March 31,
	2015	2014
Net sales revenue	$—	$2,286

Income (loss) before income tax provision	$1,312	$(522)
Income tax provision	—	49
Income (loss) from discontinued operations	$1,312	$(571)

During the three months ended March 31, 2015, the Company received $1,312 in net proceeds from the sales of its fixed assets in Venezuela, which is included in the results from discontinued operations. The income (loss) from discontinued operations did not have a material impact on the Company’s operating cash flows during the three months ended March 31, 2014.

(3)                     Inventories

The composition of inventories is as follows:

	March 31,	December 31,
	2015	2014
Raw materials	$12,298	$11,206
Work in progress	743	534
Finished goods	28,887	28,698
Total inventory	$41,928	$40,438

(4)                     Intangible Assets

At March 31, 2015, and December 31, 2014, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $1,096 and $1,059, and a net amount of $667 and $704, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended March 31, 2015, and 2014, was $37 and $37, respectively.

(5)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$100	$—	$—	$100
U.S. government securities funds	1,791	—	(8)	1,783
Equity securities	227	472	(13)	686
Total short-term investment securities	$2,118	$472	$(21)	$2,569

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$100	$1	$—	$101
U.S. government securities funds	1,791	—	(15)	1,776
Equity securities	227	454	(12)	669
Total short-term investment securities	$2,118	$455	$(27)	$2,546

The municipal obligations held at a fair value of $100 at March 31, 2015, all mature in less than one year.

During the three-month periods ended March 31, 2015, and 2014, the proceeds from the sales of available-for-sale securities were $0 and $33, respectively.

The Company’s trading securities portfolio totaled $1,118 at March 31, 2015, and $1,038 at December 31, 2014, and generated gains of $23 and $15 for the three months ended March 31, 2015, and 2014.

As of March 31, 2015, and December 31, 2014, the Company had unrealized losses of $8 and $15, respectively, in its U.S. government securities funds. These losses are due to the interest rate sensitivity of the municipal obligations and the performance of the overall stock market for the equity securities.

(6)                     Long-Term Debt and Revolving Credit Facility

The Company’s revolving credit agreement with Wells Fargo Bank, N.A., permits the Company to borrow up to $25,000 through September 1, 2016, bearing interest at LIBOR plus 1.25 percent (1.50 percent as of March 31, 2015, and December 31, 2014). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. Currently, the revolving credit agreement matures on September 1, 2016.  At March 31, 2015, and December 31, 2014, the outstanding balance under the revolving credit agreement was $348 and $0, respectively.

The revolving credit agreement contains restrictions on liquidity, leverage, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company remains in compliance with these debt covenants as of March 31, 2015.

(7)                     Net Income Per Share

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net income:
Net income from continued operations	$4,203	$10,236
Income (loss) from discontinued operations	$1,312	$(571)
Net income attributable to common shareholders	$5,667	$9,665

Basic weighted average shares outstanding	18,621	16,179

Basic net income per common share:
Net income from continued operations	$0.23	$0.63
Income (loss) from discontinued operations	$0.07	$(0.03)
Net income attributable to common shareholders	$0.30	$0.60

Diluted shares outstanding
Basic weighted average shares outstanding	18,621	16,179
Stock options	571	439
Diluted weighted average shares outstanding	19,192	16,618

Diluted net income per common share:
Net income from continued operations	$0.22	$0.61
Income (loss) from discontinued operations	$0.07	$(0.03)
Net income attributable to common shareholders	$0.30	$0.58

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	399	134

Potentially anti-dilutive shares excluded from diluted per share amounts:
Stock options	733	210

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

(8)                    Capital Transactions

Dividends

The declaration of future dividends is subject to the discretion of the Company’s Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its Board of Directors.

On February 25, 2015, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,865 that was paid on March 23, 2015, to shareholders of record on March 12, 2015.

Share Repurchase Program

In December 2014, the Company completed share repurchases under its previously announced $10 million share repurchase program. In November 2014, the Board of Directors authorized a $20 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At March 31, 2015, the remaining balance available for repurchases under the program was $17,143.

The following is a summary of the Company’s repurchases of common shares during the three months ended March 31, 2015:

Period	Number of Shares	Average Price Paid per Share	Program Balance Used for Repurchases
January 1 — March 31, 2015	202	$14.08	$2,857

To enhance the Company’s ability to repurchase share, the Company established a trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”). A plan under Rule 10b5-1 allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so in compliance with insider trading laws or because of a self-imposed trading blackout period. Repurchases are subject to Securities and Exchange Commission (“SEC”) regulations as well as certain price, market volume and timing constraints specified in the trading plan.

Share-Based Compensation

During the year ended December 31, 2012, the Company’s shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”).  The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500 shares of the Company’s common stock were originally authorized for the granting of awards under the 2012 Incentive Plan. During the period ended March 31, 2015, the Company’s shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of Common Stock reserved for issuance by 1,500 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for the period ended March 31, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2014	2,037	$11.69
Granted	310	14.27
Forfeited or cancelled	(49)	15.75
Exercised	(227)	7.63
Options outstanding at March 31, 2015	2,071	12.43

During the three-month period ended March 31, 2015, the Company issued time-based stock options to purchase 310 shares of common stock under the 2012 Stock Incentive Plan to the Company’s Board of Directors and executive officers. These options were issued with a weighted-average exercise price of $14.27 per share and a weighted-average grant date fair value of $4.92 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three-month period ended March 31, 2015:

2015
Expected life (in years)	5.0 to 6.0
Risk-free interest rate	1.5
Expected volatility	46.3 to 52.3
Dividend yield	2.8

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

Share-based compensation expense from time-based stock options for the three-month periods ended March 31, 2015, and 2014, was approximately $580 and $897, respectively; the related tax benefit was approximately $229 and $354, respectively. As of March 31, 2015, and December 31, 2014, the unrecognized share-based compensation expense related to the grants described above was $2,589 and $2,018, respectively. As of March 31, 2015, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.9 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the three-month periods ended March 31, 2015 and 2014.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $800 of potential share-based compensation expense.

At March 31, 2015, the aggregate intrinsic value of outstanding stock options to purchase 2,071 shares of common stock, exercisable stock options to purchase 1,119 shares of common stock and stock options to purchase 780 shares of common stock that are expected to vest was $2,638, $2,167 and $448, respectively. At December 31, 2014, the aggregate intrinsic value of outstanding options to purchase 2,037 shares of common stock, the exercisable options to purchase 1,069 shares of common stock, and options to purchase 794 shares of common stock expected to vest was $6,801, $4,928 and $1,779, respectively.

Restricted Stock Units

The Company’s outstanding restricted stock units (RSUs) include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date; performance-based RSUs, which vest upon achieving both cumulative annual net sales growth targets over a rolling one-year period and RSUs which vest upon achieving operating income and earnings per share targets over a rolling one-year period. RSUs given to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At March 31, 2015, and December 31, 2014, there were 32 and 32 vested RSUs given to the Board of Directors that had a restriction period.

Restricted stock unit activity for the period ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2014	180	$15.09
Granted	569	12.85
Issued	(30)	13.63
Forfeited or cancelled	(5)	12.93
Units outstanding at March 31, 2015	714	12.69

During the three-month period ended March 31, 2015, the Company granted 569 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Company’s executive officers and other employees, which are composed of both time-based RSUs and net sales and operating income and earnings per share performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $13.49 per share and vest in annual installments over a three year period from the grant date. The net sales and operating income and earnings per share performance-based RSUs were issued with a weighted-average grant date fair value of $12.13 per share and vest in annual installments over a three year period from the grant date.

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

Share-based compensation expense from RSUs for the three-month periods ended March 31, 2015, and 2014, was approximately $756 and $197, respectively; the related tax benefit was approximately $299 and $78, respectively. As of March 31, 2015, and December 31, 2014, the unrecognized share-based compensation expense related to the grants described above was $3,942 and $849, respectively. As of March 31, 2015, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 2.2 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue and EPS performance-based RSUs for the three-month periods ended March 31, 2015 and 2014.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $3,600 of potential share-based compensation expense.

The number of shares issued upon vesting or exercise for restricted stock units granted, pursuant to our share-based compensation plans, is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was eight shares for the three-month period ended March 31, 2015. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

Stock Appreciation Rights

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

Stock appreciation right activity for the period ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2014	30	$5.47
Granted	—	—
Forfeited or cancelled	(10)	5.86
Exercised	—	—
Units outstanding at March 31, 2015	20	5.27

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

Share-based compensation expense from SARs for the three-month period ended March 31, 2015, was approximately $3; and the related tax benefit was approximately $1. As of March 31, 2015, and December 31, 2014, the unrecognized share-based compensation expense related to the grants described above was $71 and $150, respectively. As of March 31, 2015, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 2.2 years.

(9)                     Segment Information

The Company has four business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company has two business segments that operate under the Nature’s Sunshine® Products brand and are divided based on the characteristics of their Distributor base, similarities in compensation plans, as well as the internal organization of NSP’s officers and their responsibilities (NSP Americas and NSP Russia, Central and Eastern Europe). The Company’s third business segment operates under the Synergy® WorldWide brand, which distributes its products through different selling and Distributor compensation plans and has products with formulations that are sufficiently different from those of NSP Americas and NSP Russia, Central and Eastern Europe to warrant accounting for these operations as a separate business segment. The Company’s fourth business segment, China and New Markets is deploying a multi-brand, multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through retail locations across China as well as ecommerce, and select Synergy branded products through a direct selling model.  The time to market will be dependent upon regulatory processes including product registration and permit approvals. The China and New Markets segment also includes the Company’s export sales business, in which the Company sells its products to various locally managed entities independent of the Company that have distribution rights for the relevant market. All of the net sales revenue to date in the China and New Markets segment is through the Company’s export business to foreign markets outside of China set forth above that were previously part of NSP Americas. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

In the fourth quarter of 2014, the Company created the China and New Markets segment. The Company moved the reporting of its export business, in which the Company sells our products to a locally managed entity independent of the Company that has distribution rights for the market, from the NSP Americas segment to the China and New Markets segment during the year ended December 31, 2014, as well as the results of its NSP Peru & United Kingdom markets, which were converted to export markets during the prior year.

Reportable business segment information is as follows:

	Three Months Ended March 31,
	2015	2014
Net sales revenue:
NSP Americas	$46,510	$46,366
NSP Russia, Central and Eastern Europe	7,443	15,037
Synergy WorldWide	28,768	30,043
China and New Markets	1,157	2,021
Total net sales revenue	83,878	93,467

Contribution margin (1):
NSP Americas	19,520	19,071
NSP Russia, Central and Eastern Europe	2,596	5,396
Synergy WorldWide	9,048	10,653
China and New Markets	496	873
Total contribution margin	31,660	35,993

Selling, general and administrative	26,330	29,152
Operating income	5,330	6,841

Other income (expense), net	(318)	(262)
Income from continuing operations before provision for income taxes	$5,012	$6,579

(1)                                           Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales revenue for the three-month periods ended March 31, 2015 and 2014, as follows:

	Three Months Ended March 31,
	2015	2014
Net sales revenue:
United States	$38,522	$37,615
South Korea	12,080	12,371
Other	33,276	43,481
	$83,878	$93,467

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended March 31,
	2015	2014
NSP Americas:
General health	$20,032	$19,366
Immune	6,217	5,959
Cardiovascular	3,101	3,354
Digestive	13,365	13,693
Personal care	970	1,021
Weight management	2,825	2,973
	46,510	46,366
NSP Russia, Eastern and Central Europe:
General health	$2,879	$5,545
Immune	913	1,968
Cardiovascular	453	938
Digestive	1,970	3,947
Personal care	882	1,868
Weight management	346	771
	7,443	15,037
Synergy WorldWide:
General health	$10,137	$10,753
Immune	233	211
Cardiovascular	8,881	10,444
Digestive	4,594	5,017
Personal care	1,612	1,736
Weight management	3,311	1,882
	28,768	30,043
China and New Markets:
General health	$531	$800
Immune	158	282
Cardiovascular	81	136
Digestive	290	550
Personal care	27	31
Weight management	70	222
	1,157	2,021
	$83,878	$93,467

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows:

	March 31, 2015	December 31, 2014
Property, plant and equipment:
United States	$53,856	$48,013
Other	3,083	3,330
Total property, plant and equipment	$56,939	$51,343

(10)              Income Taxes

For the three months ended March 31, 2015 and 2014, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was 16.1 percent and (55.6) percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2015, was primarily attributed to the partial utilization of foreign tax credit benefits related to intercompany dividends paid by foreign subsidiaries to the U.S corporation in prior years.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2014 was primarily attributed to foreign tax credits arising from intercompany dividends of $21,500 paid by foreign subsidiaries to the U.S. corporation. This discrete first quarter item resulted in an income tax benefit of $6,720 for the three months ended March 31, 2014.

Changes to the effective rate due to dividends received from foreign subsidiaries and the impact of foreign tax credits are expected to be recurring. Depending on various factors, changes from the foregoing items may be favorable or unfavorable in a particular period.

The Company’s U.S. federal income tax returns for 2009 through 2013 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2007 through 2014.

As of March 31, 2015, the Company had accrued $6,776 related to unrecognized tax positions compared with $6,598 as of December 31, 2014.  This net increase was primarily attributed to increases in transfer pricing contingencies.

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. Although the Company believes its tax estimates are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals.  Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which the Company makes such determination.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of March 31, 2015, and December 31, 2014, accrued liabilities include $2,228 and $2,760, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect of the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of March 31, 2015:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$100	$—	$100
U.S. government security funds	1,783	—	—	1,783
Equity securities	686	—	—	686
Trading investment securities	1,118	—	—	1,118
Total assets measured at fair value on a recurring basis	$3,587	$100	$—	$3,687

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2014:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$101	$—	$101
U.S. government security funds	1,776	—	—	1,776
Equity securities	669	—	—	669
Trading investment securities	1,038	—	—	1,038
Total assets measured at fair value on a recurring basis	$3,483	$101	$—	$3,584

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

Trading investment securities — The majority of the Company’s trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the three months ended March 31, 2015, and for the year ended December 31, 2014, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and the revolving credit facility payable approximate fair value due to their short-term nature. During the three months ended March 31, 2015 and 2014, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2014, and our Reports on Form 8-K filed since the date of such Form 10-K.

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

The Company has four business segments that are divided based on the different characteristics of their Distributor bases, selling and Distributor compensation plans and product formulations, as well as the internal organization of our officers and their responsibilities and business operations.  Two business segments operate under the Nature’s Sunshine Products brand (NSP Americas and NSP Russia, Central and Eastern Europe), and one operates under the Synergy WorldWide brand. The Company’s fourth business segment, China and New Markets, is deploying a multi-brand, multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through retail locations across China as well as ecommerce, and select Synergy branded products through a direct selling model.  The time to market will be dependent upon regulatory processes including product registration and permit approvals. The China and New Markets segment also includes the Company’s export sales business, in which the Company sells its products to various locally managed entities independent of the Company that have distribution rights for the relevant market. All of the net sales revenue to date in the China and New Markets segment is through the Company’s export business to foreign markets outside of China detailed below. The export business was previously part of NSP Americas.

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, the United States and Vietnam. We export our products to Argentina, Australia, Chile, Israel, New Zealand, Norway, Peru and the United Kingdom. The Company has announced it will discontinue operations in Vietnam, which were approximately 0.3 percent and 0.4 percent of consolidated net sales during the three month periods ended March 31, 2015 and 2014, respectively.

In the first quarter of 2015, we experienced a decrease in our consolidated net sales of 10.3 percent (or 6.6 percent in local currencies). NSP Russia, Central and Eastern Europe net sales decreased approximately 50.5 percent compared to the same period in 2014. Synergy WorldWide net sales decreased approximately 4.2 percent compared to the same period in 2014 (but increased 3.6 percent in local currencies). NSP Americas net sales increased approximately 0.3 percent compared to the same period in 2014 (or 2.4 percent in local currencies). China and New Markets net sales decreased approximately 42.8 percent compared to the same period in 2014. The markets that experienced reported net sales growth were primarily from our NSP United States market in our NSP Americas segment and Synergy Indonesia market in our Synergy WorldWide during the first quarter of 2015. Excluding the NSP Russia, Central and Eastern Europe segment, net sales would have decreased by approximately 2.5 percent (but increased 1.7 percent in local currencies). In addition to the declines in NSP Russia, Central and Eastern Europe, the strengthening of the U.S. dollar versus the currencies of our European, Latin American and Asian markets (beginning late last year) has resulted in an approximate 3.7 percent or $3.4 million reduction of our net sales this quarter.

The Company expects that sales in NSP Russia, Central and Eastern Europe will continue to be affected by political unrest in Ukraine and Russia, sanctions against Russia and the significant impact of currency devaluation. We do not expect this decline in net sales to reverse in the near term as currency devaluations have continued into 2015. We remain strongly supportive and engaged with our independent Distributors in the region, and are supporting their activity with additional promotions and training. However, at this time, the Company expects that sales in its NSP Russia, Central and Eastern Europe segment will be significantly affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation. We are continuing to evaluate various options to keep our distributor base engaged.  Nevertheless, our strong partnership with our local partner in the region should provide a solid foundation to reignite growth once the situation stabilizes.

Over the same period, selling, general and administrative costs as a percentage of net sales revenue for 2015, increased to 31.4 percent from 31.2 percent in 2014 as a result of the decrease in nets sales from NSP Russia, Central & Eastern Europe, and the impact of foreign currency devaluation versus the U.S. dollar in our other markets. In absolute terms, selling, general and administrative expenses decreased $2.8 million.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors, some of whom also consume our products. Typically a person who joins our independent sales force begins as a Distributor. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive independent Distributors and attaining certain product sales levels. On a worldwide basis, active Managers were approximately 14,700 and 16,700, and active Distributors and customers were approximately 277,000 and 328,300, at March 31, 2015 and 2014, respectively, primarily due to declines in our NSP Russia, Central and Eastern Europe segment as a result of the conditions noted above, as well as the conversion of the NSP Peru and United Kingdom markets to export markets.

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

In April 2015, the Company announced its plan to streamline its operations and refocus its activities on profitable growth opportunities. The planned streamlining is expected to reduce costs, improve efficiencies and renew focus on larger and more profitable Company markets. As part of the plan, the Company will cease operations in Vietnam and will eliminate approximately 100 to 130 positions worldwide through both severance and attrition. The Company anticipates it will incur approximately $3.9 million of one-time expenses, the vast majority in the second quarter of 2015. As a result of this action, the Company expects to realize annualized savings of approximately $10 million to $15 million from lower operating and employment costs. Net sales in Vietnam were approximately 0.3 and 0.4 percent of consolidated net sales for the three months ended March 31, 2015 and 2014, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales revenue for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands).

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014		Change
	Total	Percent of	Total	Percent of	Total
	dollars	net sales	dollars	net sales	dollars	Percentage
Net sales revenue	$83,878	100.0%	$93,467	100.0%	$(9,589)	(10.3)%
Cost of sales	(21,881)	(26.1)	(22,581)	(24.2)	(700)	(3.1)
	61,997	73.9	70,886	75.8	(8,889)	(12.5)

Volume incentives	30,337	36.2	34,893	37.3	(4,556)	(13.1)
SG&A expenses	26,330	31.4	29,152	31.2	(2,822)	(9.7)
Operating income	5,330	6.4	6,841	7.3	(1,511)	(22.1)
Other income (loss), net	(318)	(0.4)	(262)	(0.3)	(56)	(21.4)
Income from continuing operations before income taxes	5,012	6.0	6,579	7.0	(1,567)	(23.8)
Provision (benefit) for income taxes	809	1.0	(3,657)	(3.9)	4,466	122.1
Net income from continuing operations	$4,203	5.0%	$10,236	11.0%	$(6,033)	(58.9)%

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

The following table summarizes the changes in our net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands);

	Net Sales Revenue by Operating Segment
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas:
NSP North America	$38,174	$36,914	3.4%	$(370)	4.4%
NSP Latin America	8,336	9,452	(11.8)	(602)	(5.4)
	46,510	46,366	0.3	(972)	2.4

NSP Russia, Central and Eastern Europe	7,443	15,037	(50.5)	(105)	(49.8)

Synergy WorldWide:
Synergy Asia Pacific	18,698	18,595	0.6	(904)	5.4
Synergy Europe	6,728	7,488	(10.1)	(1,442)	9.1
Synergy North America	3,342	3,960	(15.6)	(—)	(15.6)
	28,768	30,043	(4.2)	(2,346)	3.6

China and New Markets	1,157	2,021	(42.8)	—	(42.8)

	$83,878	$93,467	(10.3)%	$(3,423)	(6.6)%

Consolidated net sales revenue for the three months ended March 31, 2015, was $83.9 million compared to $93.5 million for the same period in 2014, or a decrease of approximately 10.3 percent. The decline was principally related to a $7.6 million decline in net sales revenue in our NSP Russia, Central and Eastern Europe segment, as well as a $3.4 million unfavorable impact in foreign currency exchange rate fluctuations in the three months ended March 31, 2015, partially offset by a $1.3 million increase in sales in NSP North America. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, our consolidated net sales revenue would have decreased by 6.6 percent from 2014.

NSP Americas

Net sales revenue related to NSP Americas for the three months ended March 31, 2015, was $46.5 million, compared to $46.4 million for the same period in 2014, or an increase of 0.3 percent. In local currency, net sales increased 2.4 percent, compared to the same period in 2014. Fluctuations in foreign exchange rates had a $1.0 million unfavorable impact on net sales for the three months ended March 31, 2015. Active Managers within NSP Americas totaled approximately 7,700 at March 31, 2015 and 2014, respectively. Active Distributors and customers within NSP Americas totaled approximately 141,200 and 145,600 at March 31, 2015 and 2014, respectively. Although segment net sales revenue increased, the number of independent Managers, Distributors and customers decreased primarily due to lower recruiting in our Latin American markets. Independent Managers were flat, and active independent Distributors and customers were down 3.0 percent, compared to the prior year. The active independent Managers category includes independent Managers under our various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active independent Distributors and customers category includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales revenues increased approximately $1.5 million, or 4.5 percent, for the three months ended March 31, 2015, compared to the same period in 2014.  Growth this quarter marked our third consecutive quarter of growth, as we continued to see our new sales programs gain traction. We have seen increased adoption of both the IN.FORM sales method, which is focused on weight management, and our retail sales tools. In addition, last year, we re-launched our Silver immune product line, improving the formula to provide even greater efficacy, as well as rebranding our packaging, which has generated an increase in net sales.

In Latin America, net sales revenues decreased approximately $1.1 million, or 11.8 percent, for the three months ended March 31, 2015, compared to the same period in 2014. In local currency, net sales decreased 5.4 percent compared to the same period in 2014. Currency devaluation had a $0.6 million unfavorable impact on net sales for the three months ended March 31, 2015. In NSP Latin America, we faced continued headwinds due to changing regulations for product registration. To address this, we are taking steps to transition our sales motion to adopt the IN.FORM business method, and at the same time, ensuring that our resources are aligned with this initiative.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, and Belarus) for the three months ended March 31, 2015, was $7.4 million, compared to $15.0 million for the same period in 2014, a decrease of 50.5 percent. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 3,400 and 5,200 at March 31, 2015 and 2014, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 78,300 and 125,200 at March 31, 2015 and 2014, respectively. Net sales and the number of independent Managers, Distributors and customers buying and distributing our products decreased primarily as a result of the current political uncertainty in Ukraine and across the region, and the market decline in the value of the Ukrainian hryvnia and Russian ruble against the U.S. dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within our financial statements, the Company’s products in Ukraine and Russia are priced in local currencies pegged to current U.S. dollar exchange rates and therefore become more expensive when the local currency declines in value. We remain strongly supportive and engaged with our independent Distributors in the region, and are supporting their activity with additional promotions and training. However, at this time, the Company expects that sales in its NSP Russia, Central and Eastern Europe segment will continue to be significantly affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation. We are continuing to evaluate various options to keep our distributor base engaged.  Our strong partnership with our local partner should provide a solid foundation to reignite growth once the situation stabilizes.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the three months ended March 31, 2015, of $28.8 million, compared to $30.0 million for the same period in 2014, a decrease of 4.2 percent. This decline was primarily related to the adverse impact of fluctuations in foreign exchange rates, which had a $2.3 million unfavorable impact on net sales for the three months ended March 31, 2015. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have increased by 3.6 percent from 2014.  Active independent Managers within Synergy WorldWide totaled approximately 3,600 and 3,700 at March 31, 2015 and 2014, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 57,500 and 52,900 at March 31, 2015 and 2014, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach. Synergy WorldWide reported a growth of net sales revenue in local currencies due to improvements in Europe and Japan, partially offset by lower net sales in North America.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales revenue decreased $0.3 million, or 2.4 percent, for the three months ended March 31, 2015, compared to the same period in 2014. This decline was primarily related to the adverse impact of fluctuations in foreign exchange rates, which had a $0.4 million unfavorable impact on net sales for the three months ended March 31, 2015. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales increased 0.5 percent for the three months ended March 31, 2015, compared to the same period in 2014. Our rate of growth has slowed compared to prior periods due to new internet advertising restrictions on sites that were used successfully to promote net sales growth in 2014. To address this, we are taking steps to improve current programs and launch new programs to provide our distributors affected by these internet advertising restrictions additional tools to grow their business.

In Japan, net sales revenues decreased approximately $0.1 million, or 5.0 percent, for the three months ended March 31, 2015, compared to the same period in 2014. This decline was primarily related to the adverse impact of fluctuations in foreign exchange rates, which had a $0.4 million unfavorable impact on net sales for the three months ended March 31, 2015. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales increased 10.1 percent for the three months ended March 31, 2015, compared to the same period in 2014. We continue to see the growth of new products and implemented programs to stimulate activity, which had a positive impact on sales volume in this market in the first quarter of 2015.

In Europe, net sales revenues decreased approximately $0.8 million, or 10.1 percent, for the three months ended March 31, 2015, compared to the same period in 2014. This decline was primarily related to the adverse impact of fluctuations in foreign exchange rates, which had a $1.4 million unfavorable impact on net sales the three months ended March 31, 2015. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales increased 9.1 percent for the three months ended March 31, 2015, compared to the same period in 2014.  The growth in local currencies has been driven by the investment in additional sales resources last year, including several new regional sales managers, and the launch of our weight management product plan.

In North America, net sales revenues decreased approximately $0.6 million, or 15.6 percent, for the three months ended March 31, 2015, compared to the same period in 2014. The decline in sales is primarily driven by lower Distributor recruiting. Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation.

China and New Markets

China and New Markets reported export related net sales revenue for the three months ended March 31, 2015, of $1.2 million, compared to $2.0 million for the same period in 2014, a decrease of 42.8 percent. The decrease in net sales is primarily related to the conversion of NSP Peru and United Kingdom to export markets in the prior year.

Due to the size of NSP Peru and United Kingdom markets, lack of net sales growth, and continuing operating losses, we made the decision to transition these markets to export markets, in which we sell our products to a locally managed entity independent of the Company that has distribution rights for the market, effective December 30, 2014 and April 1, 2014, respectively.

With the discontinuance of our NSP Peru and United Kingdom markets in 2014, we no longer have any NSP affiliates in the Asia Pacific and Europe regions.  Active Managers and Distributors for these markets as of March 31, 2014 was 100 and 4,600, respectively.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and China and New Markets business segments is set forth in Note 9 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue increased to 26.1 percent for the three months ended March 31, 2015, compared to 24.2 percent for the same period in 2014. The increase in the cost of sale percentage is primarily due to the strengthening of the U.S. dollar against the local currencies in many of our foreign markets, which has made our product more expensive in those markets, as well as unfavorable net changes of approximately $0.6 million in inventory reserves year-over-year. The change in inventory reserves was due to a release of reserves in the prior year due to sales growth in many regions offset partially by increases in reserves for products in our NSP Russia, Central & Eastern Europe market this year.

Volume Incentives

Volume incentives as a percent of net sales revenue decreased to 36.2 percent for the three months ended March 31, 2015, compared to 37.3 percent in 2014. The decrease was primarily due to net sales growth in the U.S. which pays lower sales commission rates and declines in our NSP Russia, Central and Eastern Europe market, which pay higher sales commission rates then our global commission rate average.

Selling, General and Administrative

Selling, general and administrative expenses decreased by approximately $2.8 million to $26.3 million for the three months ended March 31, 2015. Selling, general and administrative expenses were 31.4 percent of net sales revenue for the three months ended March 31, 2015, compared to 31.2 percent for the same period in 2014, respectively. The decrease in selling, general and administrative expenses for the three months ended March 31, 2015, was primarily related to reduced management service costs of $1.1 million in NSP Russia, Central and Eastern Europe due to lower net sales, reduced U.S. healthcare and other benefit costs of $1.0 million, and $0.6 million of non-recurring costs in 2014 related to our former NSP Peru & United Kingdom markets, offset by $0.8 million of increased investment in China.

Other Income (Expense), Net

Other income (expense) net, for the three months ended March 31, 2015 remained flat at $0.3 million as compared to the three months ended March 31, 2014.

Income Taxes

For the three months ended March 31, 2015 and 2014, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was 16.1 percent and (55.6) percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2015, was primarily attributed to the partial utilization of discrete foreign tax credit benefits related to intercompany dividends paid  by foreign subsidiaries to the U.S. corporation in prior years.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2014 was primarily attributed to foreign tax credits arising from intercompany dividends of 21.5 million paid by foreign subsidiaries to the U.S. corporation. This discrete first quarter item resulted in an income tax benefit of $6.7 million for the three months ended March 31, 2014.

Changes to the effective rate due to dividends received from foreign subsidiaries and the impact of foreign tax credits are expected to be recurring. Depending on various factors, changes from the foregoing items may be favorable or unfavorable in a particular period.

The Company’s U.S. federal income tax returns for 2009 through 2013 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2007 through 2014.

As of March 31, 2015, the Company had accrued $6.8 million related to unrecognized tax positions compared with $6.6 million as of December 31, 2014.  This net increase was primarily attributed to increases in transfer pricing contingencies.

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. Although the Company believes its tax estimates are reasonable, the Company can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in its historical income tax provisions and accruals.  Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which the Company makes such determination.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2015 and 2014, by business segment.

	Three Months Ended March 31,
	2015		2014
NSP Americas:
General health	$20,032	43.0%	$19,366	41.8%
Immune	6,217	13.4	5,959	12.9
Cardiovascular	3,101	6.7	3,354	7.2
Digestive	13,365	28.7	13,693	29.5
Personal care	970	2.1	1,021	2.2
Weight management	2,825	6.1	2,973	6.4
Total NSP Americas	46,510	100.0%	46,366	100.0%

NSP Russia, Central and Eastern Europe:
General health	$2,879	38.7%	$5,545	36.9%
Immune	913	12.3	1,968	13.1
Cardiovascular	453	6.1	938	6.2
Digestive	1,970	26.5	3,947	26.3
Personal care	882	11.8	1,868	12.4
Weight management	346	4.6	771	5.1
Total NSP Russia, Central and Eastern Europe	7,443	100.0%	15,037	100.0%

Synergy WorldWide:
General health	$10,137	35.2%	$10,753	35.8%
Immune	233	0.8	211	0.7
Cardiovascular	8,881	30.9	10,444	34.8
Digestive	4,594	16.0	5,017	16.7
Personal care	1,612	5.6	1,736	5.8
Weight management	3,311	11.5	1,882	6.2
Total Synergy WorldWide	28,768	100.0%	30,043	100.0%

China and New Markets:
General health	$531	45.9%	$800	39.6%
Immune	158	13.7	282	14.0
Cardiovascular	81	7.0	136	6.7
Digestive	290	25.1	550	27.2
Personal care	27	2.3	31	1.5
Weight management	70	6.0	222	11.0
Total China and New Markets	1,157	100.0%	2,021	100.0%

Consolidated:
General health	$33,579	40.0%	$36,464	39.0%
Immune	7,521	9.0	8,420	9.0
Cardiovascular	12,516	14.9	14,872	15.9
Digestive	20,219	24.1	23,207	24.8
Personal care	3,491	4.2	4,656	5.0
Weight management	6,552	7.8	5,848	6.3
Total Consolidated	$83,878	100.0%	$93,467	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
General health

We distribute a wide selection of general health products. The general health line is a combination of assorted health products related to blood sugar support, bone health, cellular health, cognitive function, essential oils, joint health, mood, sexual health, sleep, sports and energy, and vision.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Adrenal Support, CurcuminBP, Everflex®, Ionic Minerals, Mind-Max, Nutri-Calm®, Perfect Eyes®, Skeletal Strength®, Super Supplemental Vitamin and Mineral, Super Trio, Tai-Go®, Tei-Fu®, Vitamin B-Complex, Vitamin D3

Synergy WorldWide:

Core Greens®, Mistica®, Noni Plus, NutriBurst, Spirulina Vegi-Cap

Immune	We distribute immune products. The immune line has been designed to offer products that support and strengthen the human immune system.	NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: ALJ®, Elderberry D3fense, HistaBlock®, Immune Stimulator, Silver Shield, VS-C® Synergy WorldWide: BodyGuard, Colostrum

Cardiovascular

We distribute cardiovascular products. The cardiovascular line has been designed to offer products that combine a variety of superior heart health ingredients to give the cardiovascular system optimum support.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Blood, Pressurex, Co-Q10, Flax Seed Oil, Mega-Chel®, Red Yeast Rice, Super Omega-3 EPA

Synergy WorldWide:

E-9, ProArgi-9 Plus®

Digestive	We distribute digestive products. The digestive line has been designed to offer products that regulate intestinal and digestive functions in support of the human digestive system.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Bifidophilus Flora Force®, CleanStart®, Food Enzymes, LBS II®, Liquid Chlorophyll, Milk Thistle, Proactazyme®, Probiotic Eleven®

Synergy WorldWide:

Detox Plus, Liquid Chlorophyll

Personal care	We distribute a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: EverFlex® Cream, HSN-W®, Pau-D Arco Lotion, Pro-G Yam® Cream, Tei-Fu® Lotion, Vari-Gone®

Synergy WorldWide:

Bright Renewal Serum, Hydrating Toner, 5 in 1

Shampoo, Repair Complex

Weight management

We distribute a variety of weight management products. The weight management line has been designed to simplify the weight management process by providing healthy meal replacements and products that increase caloric burn rate.

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

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Georgia, Ohio and Texas. Many of our international operations maintain warehouse facilities with inventory to supply their independent Managers, Distributors and customers. However, in foreign markets where we do not maintain warehouse facilities, we have contracted with third-parties to distribute our products and provide support services to our independent sales force of independent Managers and Distributors.

As of March 31, 2015, we had approximately 277,000 active independent Distributors and customers (as defined below) worldwide who purchase our products directly from the Company. In addition, our products can be purchased directly from our independent Distributors. A person who joins our independent sales force begins as an independent Distributor. An individual can become an independent Distributor by signing up under the sponsorship of someone who is already an independent Distributor or by signing up through the Company, where they will then be randomly assigned an independent Distributor as a sponsor. Many independent Distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive independent Distributors and attaining certain product sales levels. Independent managers resell our products to independent Distributors within their sales group or directly to customers, or use the products themselves. As of March 31, 2015, we had approximately 14,700 active independent Managers (as defined below) worldwide. In many of our markets, our independent Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended March 31, 2015, and 2014, are set forth in our Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

Total Managers, Distributors and Customers by Segment as of March 31,

	2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	293,100	7,700	309,200	7,700
NSP Russia, Central and Eastern Europe	210,600	3,400	259,300	5,200
Synergy WorldWide	124,200	3,600	116,400	3,700
China and New Markets	—	—	9,800	100
	627,900	14,700	694,700	16,700

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated.

Active Distributors and Customers by Segment as of March 31,

	2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	141,200	7,700	145,600	7,700
NSP Russia, Central and Eastern Europe	78,300	3,400	125,200	5,200
Synergy WorldWide	57,500	3,600	52,900	3,700
China and New Markets	—	—	4,600	100
	277,000	14,700	328,300	16,700

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

New Managers, Distributors and Customers by Segment for the Quarter Ended March 31,

	2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	33,600	800	34,800	800
NSP Russia, Central and Eastern Europe	12,100	200	22,400	400
Synergy WorldWide	19,300	600	17,000	600
China and New Markets	—	—	—	—
	65,000	1,600	74,200	1,800

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated;

New Managers, Distributors and Customers by Segment for the Twelve Months Ended March 31,

	2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	130,600	3,100	136,400	3,200
NSP Russia, Central and Eastern Europe	56,200	1,000	88,700	1,600
Synergy WorldWide	75,800	2,100	70,300	2,100
China and New Markets	—	—	5,900	100
	262,600	6,200	301,300	7,000

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2015, working capital was $61.9 million, compared to $63.3 million as of December 31, 2014.  At March 31, 2015, we had $50.1 million in cash and cash equivalents, of which $44.7 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $2.7 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating activities	$(926)	$490
Investing activities	(4,722)	(4,587)
Financing activities	(2,682)	(847)

Operating Activities

For the three months ended March 31, 2015, operating activities used cash in the amount of $0.9 million, and provided $0.5 million for the same period in 2014. Operating cash flows decreased due to the decrease in net income and the timing of payments and receipts for accounts receivable, inventories, accrued liabilities and deferred revenue, and were partially offset by the timing of payments and receipts for other assets, accounts payable, income taxes payable and liabilities related to unrecognized tax benefits.

Investing Activities

Capital expenditures related to the purchase of equipment, computer systems and software for the three months ended March 31, 2015, and 2014, were $6.0 million and $4.6 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by early 2017.

Financing Activities

During the three months ended March 31, 2015 and 2014, we used cash to pay dividends in an aggregate amount of $1.9 and $0 million, respectively.

In December 2014, the Company completed share repurchases under its previously announced $10 million share repurchase program. In November 2014, the Board of Directors authorized a $20 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund future dividends and the share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility. During the three months ended March 31, 2015, the Company repurchased 0.2 million shares of its common stock under the share repurchase program for $2.9 million. At March 31, 2015, the remaining balance available for repurchases under the program was $17.1 million.

The Company has a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that matures September 1, 2016. The Company pays interest at LIBOR plus 1.25 percent on any borrowings on the agreement (1.50 percent as of March 31, 2015). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The Company retains ample capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. As of March 31, 2014, the Company had a balance of $0.3 million under the revolving credit agreement.

The revolving credit agreement contains restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of March 31, 2015, the Company was in compliance with these debt covenants.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. Due to the continual currency devaluation of the Venezuelan bolivar, as of September 30, 2014, the Company incurred a $2.9 million impairment charge to write down the value of its fixed assets in Venezuela to $0, which is included in the results from discontinued operations. During the three months ended March 31, 2015, the Company received $1.3 million in net proceeds from the sales of its fixed assets in Venezuela, which is included in the results from discontinued operations.

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

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

During the three months ended March 31, 2015, approximately 54.1 percent of our net sales revenue and approximately 52.8 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended March 31, 2015 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$83,878	(3,128)	(3.7)%	$(4,488)	(5.4)%	$(6,882)	(8.2)%

Cost and expenses
Cost of sales	21,881	(979)	(4.5)	(1,390)	(6.4)	(2,113)	(9.7)
Volume incentives	30,337	(1,234)	4.1)	(1,753)	(5.8)	(2,666)	(8.8)
Selling, general and administrative	26,330	(759)	(2.9)	(1,089)	(4.1)	(1,670)	(6.3)

Operating income	$5,330	(156)	(2.9)%	$(256)	(4.8)%	$(433)	(8.1)%

Certain of our operations, including Russia and Ukraine, are served by a U.S. subsidiary through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within our financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of our products and the purchasing power of our independent Managers, Distributors and customers within these markets. As a result of the current tension between Russia and

Ukraine and resultant sanctions, the Russian ruble and the Ukrainian hryvnia have weakened significantly against the U.S. dollar, impacting net sales in this market.  Should the conflict continue to escalate, exchanges rates for Russian ruble, as well as the Ukrainian hryvnia could weaken further against the U.S. dollar, further impacting net sales in these markets.

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of March 31, 2015, (dollar amounts in thousands).

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$50,065	$(1,562)	(3.1)%	$(2,194)	(4.4)%	$(3,306)	(6.6)%
Accounts receivable, net	8,086	(206)	(2.5)	(295)	(3.6)	(452)	(5.6)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	8,297	(75)	(0.9)	(108)	(1.3)	(166)	(2.0)

Net Financial Instruments Subject to Exchange Rate Risk	$49,854	$(1,693)	(3.4)%	$(2,381)	(4.8)%	$(3,592)	(7.2)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of March 31, 2015, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of March 31, 2015, (dollar amounts in thousands).

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of March 31, 2015
Cash and cash equivalents
South Korea (Won)	$3,295	1,107.8
European Markets (Euro)	2,945	0.9
Japan (Yen)	2,232	119.6
Canada (Dollar)	1,403	1.3
Indonesia (Rupiah)	1,207	13,123.4
Other	6,110	Varies
Total foreign denominated cash and cash equivalents	17,192
U.S. dollars held by foreign subsidiaries	27,469
Total cash and cash equivalents held by foreign subsidiaries	$44,661

Finally, the following table sets forth the annual weighted average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which annualized net sales revenue would exceed $10.0 million during any of the two periods presented.  We use the annual average exchange rate for translating items from the statement of operations from local currencies into our reporting currency.

Three months ended March 31,	2015	2014
Canada (Dollar)	1.2	1.1
European Markets (Euro)	0.9	0.7
Japan (Yen)	119.2	102.8
South Korea (Won)	1,102.6	1,071.3
Mexico (Peso)	15.0	13.2

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the three months ended March 31, 2015, Belarus was considered to be highly inflationary. During the three-month periods ended March 31, 2015, and 2014, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 2.1 percent and 2.5 percent, of consolidated net sales revenue, respectively. With the exception of Belarus, there were no other countries considered to have a highly inflationary economy during the three-month periods ended March 31, 2015, and 2014.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On March 31, 2015, we had investments of $3.7 million of which $0.1 million were municipal obligations, which carry an average fixed interest rate of 5.0 percent and mature over a one-year period. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

Please refer to Note 11 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as our recent SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2014, for information regarding the status of certain legal proceedings that have been previously reported.

Item 1A.            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business or our consolidated financial statements, results of operations, and cash flows. Additional risks not currently known to us, or risks that we currently believe are not material, may also impair our business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In December 2014, the Company completed share repurchases under its previously announced $10 million share repurchase program. In November 2014, the Board of Directors authorized a $20 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At March 31, 2015, the remaining balance available for repurchases under the program was $17.1 million.

The following is a summary of the Company’s repurchases of common shares during the three months ended March 31, 2015:

Period	Number of Shares	Average Price Paid per Share	Program Balance Used for Repurchases
January 2015	100	$14.57	$1.5 million
February 2015	70	$14.08	$1.0 million
March 2015	32	$12.61	$0.4 million
Total	202	$14.08	$2.9 million

All shares purchased during the three month period ended March 31, 2015, were purchased as part of the Company’s announced share repurchase plan.

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation
3.2(2)	Third Amended and Restated Bylaws
31.1(3)	Certification of Chief Executive Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934
31.2(3)	Certificate of Chief Financial Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934
32.1(3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1(3)	Compliance Committee Charter
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

NATURE’S SUNSHINE PRODUCTS, INC.

Date: May 11, 2015	/s/ Gregory L. Probert
Gregory L. Probert, Chairman of the Board and Chief Executive Officer

Date: May 11, 2015	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer