Form 10-Q
period 2015-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2015-08-10
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock, no par value, outstanding on July 31, 2015, was 18,691,919 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2015

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$46,217	$58,699
Accounts receivable, net of allowance for doubtful accounts of $768 and $849, respectively	6,946	6,732
Investments available for sale	1,781	2,546
Inventories	40,537	40,438
Deferred income tax assets	5,020	4,950
Prepaid expenses and other	11,850	7,884
Total current assets	112,351	121,249

Property, plant and equipment, net	62,249	51,343
Investment securities - trading	1,131	1,038
Intangible assets, net	630	704
Deferred income tax assets	14,722	14,495
Other assets	7,705	7,970
	$198,788	$196,799

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,912	$5,237
Accrued volume incentives	16,433	16,867
Accrued liabilities	26,669	28,957
Deferred revenue	3,990	4,717
Income taxes payable	1,039	2,131
Total current liabilities	54,043	57,909

Liability related to unrecognized tax benefits	7,058	6,598
Deferred compensation payable	1,131	1,038
Other liabilities	2,350	2,297
Total liabilities	64,582	67,842

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,783 and 18,662 shares issued and outstanding as of June 30, 2015, and December 31, 2014, respectively	126,979	125,489
Retained earnings	15,379	10,891
Noncontrolling interests	3,463	3,781
Accumulated other comprehensive loss	(11,615)	(11,204)
Total shareholders’ equity	134,206	128,957
	$198,788	$196,799

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended June 30,
	2015	2014

Net sales revenue	$81,247	$92,831
Cost of sales	(21,068)	(22,793)
Gross profit	60,179	70,038

Operating expenses:
Volume incentives	29,603	34,270
Selling, general and administrative	27,392	29,941
Operating income	3,184	5,827
Other income (loss), net	(2)	(79)
Income from continuing operations before provision for income taxes	3,182	5,748
Provision for income taxes	787	2,198
Net income from continuing operations	2,395	3,550
Loss from discontinued operations	—	(316)
Net income	2,395	3,234
Net loss attributable to non-controlling interests	(166)	—
Net income attributable to common shareholders	$2,561	$3,234

Basic and diluted net income per common share

Basic:
Net income from continuing operations	$0.13	$0.22
Loss from discontinued operations	$—	$(0.02)
Net income attributable to common shareholders	$0.14	$0.20

Diluted:
Net income from continuing operations	$0.12	$0.22
Loss from discontinued operations	$—	$(0.02)
Net income attributable to common shareholders	$0.13	$0.20

Weighted average basic common shares outstanding	18,720	16,187
Weighted average diluted common shares outstanding	19,244	16,224

Dividends declared per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,
	2015	2014

Net income	$2,395	$3,234
Foreign currency translation gain (loss) (net of tax)	(125)	793
Reclassification of net realized gains on marketable securities in net income (net of tax)	(294)	—
Net unrealized gains on investment securities (net of tax)	7	8
Total comprehensive income	$1,983	$4,035

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Net sales revenue	$165,125	$186,298
Cost of sales	(42,949)	(45,374)
Gross profit	122,176	140,924

Operating expenses:
Volume incentives	59,940	69,163
Selling, general and administrative	53,722	59,093
Operating income	8,514	12,668
Other income (loss), net	(320)	(341)
Income from continuing operations before provision for income taxes	8,194	12,327
Provision (benefit) for income taxes	1,596	(1,459)
Net income from continuing operations	6,598	13,786
Income (loss) from discontinued operations	1,312	(887)
Net income	7,910	12,899
Net loss attributable to non-controlling interests	(318)	—
Net income attributable to common shareholders	$8,228	$12,899

Basic and diluted net income per common share

Basic:
Net income from continuing operations	$0.35	$0.85
Income (loss) from discontinued operations	$0.07	$(0.05)
Net income attributable to common shareholders	$0.44	$0.80

Diluted:
Net income from continuing operations	$0.34	$0.84
Income (loss) from discontinued operations	$0.07	$(0.05)
Net income attributable to common shareholders	$0.43	$0.79

Weighted average basic common shares outstanding	18,671	16,183
Weighted average diluted common shares outstanding	19,157	16,392

Dividends declared per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Net income	$7,910	$12,899
Foreign currency translation gain (loss) (net of tax)	(146)	971
Reclassification of net realized gains on marketable securities in net income (net of tax)	(294)	—
Net unrealized gains on investment securities (net of tax)	29	11
Total comprehensive income	$7,499	$13,881

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Retained	Noncontrolling	Accumulated Other Comprehensive
	Shares	Value	Earnings	Interests	Income (Loss)	Total
Balance at January 1, 2015	18,662	$125,489	$10,891	$3,781	$(11,204)	$128,957
Share-based compensation expense	—	2,085	—	—	—	2,085
Proceeds from the exercise of stock options, and issuance of restricted stock units	396	3,476	—	—	—	3,476
Tax benefit deficiency from share-based compensation	—	(288)	—	—	—	(288)
Repurchase of common stock	(275)	(3,783)	—	—	—	(3,783)
Cash dividends (0.10 per share)	—	—	(3,740)	—	—	(3,740)
Net income	—	—	8,228	(318)	—	7,910
Other comprehensive income	—	—	—	—	(411)	(411)
Balance at June 30, 2015	18,783	$126,979	$15,379	$3,463	$(11,615)	$134,206

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,910	$12,899
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	33	110
Depreciation and amortization	2,152	2,375
Share-based compensation expense	2,085	2,082
(Gain) loss on sale of property and equipment	(1,251)	19
Deferred income taxes	(46)	(3,887)
Amortization of bond discount	—	1
Purchase of trading investment securities	(156)	(98)
Proceeds from sale of trading investment securities	82	93
Realized and unrealized gains on investments	(493)	(44)
Foreign exchange losses	764	1,390
Changes in assets and liabilities:
Accounts receivable	(271)	1,165
Inventories	(659)	1,384
Prepaid expenses and other current assets	(4,057)	(2,331)
Other assets	16	(1,467)
Accounts payable	1,124	410
Accrued volume incentives	(146)	19
Accrued liabilities	(2,102)	(5,568)
Deferred revenue	(727)	(428)
Income taxes payable	(1,452)	(858)
Liability related to unrecognized tax benefits	230	821
Deferred compensation payable	93	51
Net cash provided by operating activities	3,129	8,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,071)	(11,568)
Proceeds from sale of property, plant and equipment	1,373	3
Purchase of investments available for sale	—	(18)
Proceeds from the sale of investments available for sale	810	51
Net cash used in investing activities	(10,888)	(11,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(3,740)	(3,237)
Principal payments of long-term debt and revolving credit facility	—	(1,695)
Proceeds from the exercise of stock options	3,476	210
Repurchase of common stock	(3,783)	—
Net cash used in financing activities	(4,047)	(4,722)
Effect of exchange rates on cash and cash equivalents	(676)	(576)
Net decrease in cash and cash equivalents	(12,482)	(8,692)
Cash and cash equivalents at the beginning of the period	58,699	77,247
Cash and cash equivalents at the end of the period	$46,217	$68,555
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,185	$4,062
Cash paid for interest	59	106

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

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, and the United States. The Company also exports its products to Argentina, Australia, Chile, Israel, New Zealand, Norway, Peru and the United Kingdom. The Company discontinued operations in Vietnam, which were approximately 0.2 percent and 0.4 percent of consolidated net sales during the six month periods ended June 30, 2015 and 2014, respectively.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of June 30, 2015, and for the three- and six-month periods ended June 30, 2015 and 2014.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2015.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

Since June 30, 2012, Belarus has been designated as a highly inflationary economy. The U.S. dollar is the Company’s functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of the Company’s independent Distributors in this market has diminished. During the three months ended June 30, 2015 and 2014, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.7 percent and 2.4 percent of consolidated net sales revenue, respectively. During the six months ended June 30, 2015 and 2014, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.9 percent and 2.5 percent of consolidated net sales revenue, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As such, this update affects an entity that either enters into contracts with customers or transfers goods and services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606. In July 2015, the FASB approved a proposal that extended the required implementation date one year to the interim and annual periods beginning after December 15, 2017, but would also permit companies to adopt the standard at the original effective date, which was the interim and annual periods beginning after December 15, 2016.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The purpose of this ASU is to incorporate into U.S. GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, and to provide related footnote disclosures. This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, this ASU will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. This ASU is effective for annual periods ending after December 15, 2015, and interim periods thereafter. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidations (Topic 810): “Amendments to the Consolidation Analysis.” This update makes amendments to the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable interest entity unless the limited partners hold substantive kick-out rights or participating rights. This update is effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating both methods of adoption, as well as the effect this ASU will have on the Company’s results of operations, consolidated financial statements and footnote disclosures.

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

The following table summarizes the operating results of the Company’s discontinued operations for the six months ended:

	June 30,	June 30,
	2015	2014
Net sales revenue	$—	$3,780

Income (loss) before income tax provision	$1,312	$(834)
Income tax provision	—	53
Income (loss) from discontinued operations	$1,312	$(887)

During the six months ended June 30, 2015, the Company received $1,312 in net proceeds from the sales of its fixed assets in Venezuela, which is included in the results from discontinued operations. The income (loss) from discontinued operations did not have a material impact on the Company’s operating cash flows during the six months ended June 30, 2014.

(3)                     Restructuring Related Expenses

In April 2015, the Company announced its plan to streamline its operations and refocus its activities on profitable growth opportunities. The planned streamlining is expected to reduce costs, improve efficiencies and renew focus on larger and more profitable Company markets. As part of the plan, the Company ceased operations in Vietnam and eliminated approximately 100 positions worldwide through both severance and attrition. The Company incurred approximately $2,100 of non-recurring expenses during the quarter, which are recorded primarily in selling, general and administrative expenses, of which $1,960 was related to severance and termination benefits and $140 was related to other exit costs. All but $1,120 of the costs incurred during the three months ended June 30, 2015 have been paid. The Company expects to incur up to an additional $500 of non-recurring expenses in the subsequent quarters.

(4)                     Inventories

The composition of inventories is as follows:

	June 30,	December 31,
	2015	2014
Raw materials	$12,466	$11,206
Work in progress	928	534
Finished goods	27,143	28,698
Total inventory	$40,537	$40,438

(5)       Intangible Assets

At June 30, 2015, and December 31, 2014, intangibles for product formulations had a gross carrying amount of $1,763 and $1,763, accumulated amortization of $1,133 and $1,059, and a net amount of $630 and $704, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended June 30, 2015 and 2014, was $37 and $37, respectively. Amortization expense for intangible assets for the six months ended June 30, 2015, and 2014, was $74 and $74, respectively.

(6)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,791	$—	$(10)	$1,781
Total short-term investment securities	$1,791	$—	$(10)	$1,781

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$100	$1	$—	$101
U.S. government securities funds	1,791	—	(15)	1,776
Equity securities	227	454	(12)	669
Total short-term investment securities	$2,118	$455	$(27)	$2,546

During the six-month period ended June 30, 2015, and 2014, the proceeds from the sales of available-for-sale securities were $810 and $51, respectively. During the six-month period ended June 30, 2015, the Company had gross realized gains of $294 on sales of available-for-sale securities (net of tax).  There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the six-month period ended June 30, 2014.

The Company’s trading securities portfolio totaled $1,131 at June 30, 2015, and $1,038 at December 31, 2014, and generated gains of $21 and $44 for the six months ended June 30, 2015, and 2014.

As of June 30, 2015, and December 31, 2014, the Company had unrealized losses of $10 and $15, respectively, in its U.S. government securities funds.

(7)                     Long-Term Debt and Revolving Credit Facility

The Company’s revolving credit agreement with Wells Fargo Bank, N.A., permits the Company to borrow up to $25,000 through September 1, 2016, bearing interest at LIBOR plus 1.25 percent (1.50 percent as of June 30, 2015, and December 31, 2014). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. Currently, the revolving credit agreement matures on September 1, 2016. The Company did not have any outstanding balance under the revolving credit agreement at June 30, 2015, and December 31, 2014, respectively.

The revolving credit agreement contains restrictions on liquidity, leverage, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company remains in compliance with these debt covenants as of June 30, 2015.

(8)                     Net Income Per Share

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income:
Net income from continued operations	$2,395	$3,550	$6,598	$13,786
Income (loss) from discontinued operations	$—	$(316)	$1,312	$(887)
Net income attributable to common shareholders	$2,561	$3,234	$8,228	$12,899

Basic weighted average shares outstanding	18,720	16,187	18,671	16,183

Basic net income per common share:
Net income from continued operations	$0.13	$0.22	$0.35	$0.85
Income (loss) from discontinued operations	$—	$(0.02)	$0.07	$(0.05)
Net income attributable to common shareholders	$0.14	$0.20	$0.44	$0.80

Diluted shares outstanding:
Basic weighted average shares outstanding	18,720	16,187	18,671	16,183
Stock options and restricted stock units	524	37	486	209
Diluted weighted average shares outstanding	19,244	16,224	19,157	16,392

Diluted net income per common share:
Net income from continued operations	$0.12	$0.22	$0.34	$0.84
Income (loss) from discontinued operations	$—	$(0.02)	$0.07	$(0.05)
Net income attributable to common shareholders	$0.13	$0.20	$0.43	$0.79

Potentially dilutive shares excluded from diluted per share amounts	348	133	348	133

Potentially anti-dilutive shares excluded from diluted per share amounts	691	653	641	468

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based options to purchase shares of common stock for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the periods presented.

(9)                    Capital Transactions

Dividends

The declaration of future dividends is subject to the discretion of the Company’s Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its Board of Directors.

On February 25, 2015, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,865 that was paid on March 23, 2015, to shareholders of record on March 12, 2015. On May 7, 2015, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,875 that was paid on June 2, 2015, to shareholders of record on May 22, 2015.

Share Repurchase Program

In December 2014, the Company completed share repurchases under its previously announced $10 million share repurchase program. In November 2014, the Board of Directors authorized a $20 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At June 30, 2015, the remaining balance available for repurchases under the program was $16,217.

The following is a summary of the Company’s repurchases of common shares during the six months ended June 30, 2015:

Period	Number of Shares	Average Price Paid per Share	Program Balance Used for Repurchases
January 1 — June 30, 2015	275	$13.77	$3,783

To enhance the Company’s ability to repurchase shares, the Company established a trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”). A plan under Rule 10b5-1 allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so in compliance with insider trading laws or because of a self-imposed trading blackout period. Repurchases are subject to Securities and Exchange Commission (“SEC”) regulations as well as certain price, market volume and timing constraints specified in the trading plan.

Share-Based Compensation

During the year ended December 31, 2012, the Company’s shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”).  The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500 shares of the Company’s common stock were originally authorized for the granting of awards under the 2012 Incentive Plan. During the period ended June 30, 2015, the Company’s shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of Common Stock reserved for issuance by 1,500 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for the six-month period ended June 30, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2014	2,037	$11.69
Granted	310	14.27
Forfeited or cancelled	(183)	14.71
Exercised	(373)	9.58
Options outstanding at June 30, 2015	1,791	12.27

During the six-month period ended June 30, 2015, the Company issued time-based stock options to purchase 310 shares of common stock under the 2012 Stock Incentive Plan to the Company’s Board of Directors and executive officers. These options were issued with a weighted-average exercise price of $14.27 per share and a weighted-average grant date fair value of $4.92 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the six-month period ended June 30, 2015:

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

Share-based compensation expense from time-based stock options for the three-month periods ended June 30, 2015, and 2014, was approximately $160 and $719, respectively; the related tax benefit was approximately $63 and $284, respectively. Share-based compensation expense from time-based stock options for the six-month periods ended June 30, 2015, and 2014, was approximately $740 and $1,616, respectively; the related tax benefit was approximately $292 and $638, respectively. As of June 30, 2015, and December 31, 2014, the unrecognized share-based compensation expense related to the grants described above was $1,875 and $2,018, respectively. As of June 30, 2015, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.7 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the six-month periods ended June 30, 2015 and 2014.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $757 of potential share-based compensation expense.

At June 30, 2015, the aggregate intrinsic value of outstanding stock options to purchase 1,791 shares of common stock, exercisable stock options to purchase 993 shares of common stock and stock options to purchase 655 shares of common stock that are expected to vest was $3,238, $2,669 and $541, respectively. At December 31, 2014, the aggregate intrinsic value of outstanding options to purchase 2,037 shares of common stock, the exercisable options to purchase 1,069 shares of common stock, and options to purchase 794 shares of common stock expected to vest was $6,801, $4,928 and $1,779, respectively.

Restricted Stock Units

The Company’s outstanding restricted stock units (RSUs) include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date; performance-based RSUs, which vest upon achieving both cumulative annual net sales growth targets over a rolling one-year period and RSUs which vest upon achieving operating income and earnings per share targets over a rolling one-year period. RSUs given to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At June 30, 2015, and December 31, 2014, there were 43 and 32 vested RSUs given to the Board of Directors outstanding that had a remaining restriction period.

Restricted stock unit activity for the period ended June 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2014	180	$15.09
Granted	593	12.76
Issued	(30)	13.63
Forfeited or cancelled	(75)	12.89
Units outstanding at June 30, 2015	668	12.59

During the six-month period ended June 30, 2015, the Company granted 593 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Company’s board, executive officers and other employees, which are composed of both time-based RSUs and net sales and operating income and earnings per share performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $13.28 per share and vest in annual installments over a three year period from the grant date. The net sales and operating income and earnings per share performance-based RSUs were issued with a weighted-average grant date fair value of $12.13 per share and vest upon achieving both (i) net sales and operating income targets over a three year period from the grant date and (ii) earnings per share targets over a six year period from the grant date.

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

Share-based compensation expense from RSUs for the six-month periods ended June 30, 2015, and 2014, was approximately $583 and $269, respectively; the related tax benefit was approximately $230 and $106, respectively. Share-based compensation expense from RSUs for the six-month periods ended June 30, 2015, and 2014, was approximately $1,339 and $466, respectively; the related tax benefit was approximately $529 and $184, respectively. As of June 30, 2015, and December 31, 2014, the unrecognized share-based compensation expense related to the grants described above was $3,109 and $849, respectively. As of June 30, 2015, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.9 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue and EPS performance-based RSUs for the six-month periods ended June 30, 2015 and 2014.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $3,600 of potential share-based compensation expense.

The number of shares issued upon vesting or exercise for restricted stock units granted, pursuant to our share-based compensation plans, is net of shares withheld to cover the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was eight shares for the six-month period ended June 30, 2015. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Stock appreciation right activity for the period ended June 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2014	30	$5.47
Granted	—	—
Forfeited or cancelled	(10)	5.86
Exercised	—	—
Units outstanding at June 30, 2015	20	5.27

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

Share-based compensation expense from SARs for the three-month period ended June 30, 2015, was approximately $3; and the related tax benefit was approximately $2. Share-based compensation expense from SARs for the six-month period ended June 30, 2015, was approximately $6 and the related tax benefit was approximately $3. As of June 30, 2015, and December 31, 2014, the unrecognized share-based compensation expense related to the grants described above was $67 and $150, respectively. As of June 30, 2015, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 2.1 years.

(10)              Segment Information

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

Reportable business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales revenue:
NSP Americas	$45,050	$46,308	$91,560	$92,674
NSP Russia, Central and Eastern Europe	6,815	12,838	14,258	27,875
Synergy WorldWide	28,480	32,487	57,248	62,530
China and New Markets	902	1,198	2,059	3,219
Total net sales revenue	81,247	92,831	165,125	186,298

Contribution margin (1):
NSP Americas	19,027	18,779	38,547	37,851
NSP Russia, Central and Eastern Europe	2,314	4,563	4,910	9,959
Synergy WorldWide	8,820	11,831	17,868	22,485
China and New Markets	415	595	911	1,466
Total contribution margin	30,576	35,768	62,236	71,761

Selling, general and administrative	27,392	29,941	53,722	59,093
Total operating income	3,184	5,827	8,514	12,668

Other income (expense), net	(2)	(79)	(320)	(341)
Income before provision for income taxes	$3,182	$5,748	$8,194	$12,327

(1)              Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales revenue for the three and six-month periods ended June 30, 2015 and 2014, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales revenue:
United States	$37,054	$37,932	$75,576	$75,547
South Korea	12,070	14,336	24,150	26,707
Other	32,123	40,563	65,399	84,044
	$81,247	$92,831	$165,125	$186,298

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NSP Americas:
General health	$19,456	$20,453	$39,488	$39,819
Immune	5,038	5,083	11,255	11,042
Cardiovascular	3,543	3,215	6,644	6,569
Digestive	13,263	13,677	26,628	27,370
Personal care	870	1,035	1,840	2,056
Weight management	2,880	2,845	5,705	5,818
	45,050	46,308	91,560	92,674
NSP Russia, Central and Eastern Europe:
General health	$2,799	$4,831	$5,678	$10,376
Immune	763	1,500	1,676	3,468
Cardiovascular	446	789	899	1,727
Digestive	1,852	3,451	3,822	7,398
Personal care	627	1,468	1,509	3,336
Weight management	328	799	674	1,570
	6,815	12,838	14,258	27,875
Synergy WorldWide:
General health	$10,799	$11,689	$20,936	$22,442
Immune	251	256	484	467
Cardiovascular	8,719	11,652	17,600	22,096
Digestive	4,328	4,953	8,922	9,970
Personal care	1,448	1,734	3,060	3,470
Weight management	2,935	2,203	6,246	4,085
	28,480	32,487	57,248	62,530
China and New Markets
General health	$426	$551	$957	$1,351
Immune	103	156	261	438
Cardiovascular	73	55	154	191
Digestive	225	351	515	901
Personal care	19	23	46	54
Weight management	56	62	126	284
	902	1,198	2,059	3,219
	$81,247	$92,831	$165,125	$186,298

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows:

	June 30, 2015	December 31, 2014
Property, plant and equipment:
United States	$59,505	$48,013
Other	2,744	3,330
Total property, plant and equipment	$62,249	$51,343

(11)              Income Taxes

For the three months ended June 30, 2015 and 2014, the Company’s provision for income taxes, as a percentage of income before income taxes, was 24.7 percent and 38.2 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2015 and 2014, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was 19.5 percent and (11.8) percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2015, was primarily attributed to adjustments to the valuation allowances on U.S. foreign tax credits and on U.S. capital loss carryforwards, offset by the impact of current year losses that will not provide tax benefit.

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

The Company’s U.S. federal income tax returns for 2009 through 2013 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2008 through 2014.

As of June 30, 2015, the Company had accrued $7,058 related to unrecognized tax positions compared with $6,598 as of December 31, 2014.  This net increase was primarily attributed to increases in transfer pricing contingencies.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of June 30, 2015, and December 31, 2014, accrued liabilities include $2,009 and $2,760, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company is not able at this time to predict the ultimate outcomes of those matters or to estimate the effect of the ultimate outcomes, if greater than the amounts accrued, would have on the financial condition, results of operations or cash flows of the Company.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of June 30, 2015:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
U.S. government security funds	$1,781	$—	$—	$1,781
Trading investment securities	1,131	—	—	1,131
Total assets measured at fair value on a recurring basis	$2,912	$—	$—	$2,912

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2014:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$101	$—	$101
U.S. government security funds	1,776	—	—	1,776
Equity securities	669	—	—	669
Trading investment securities	1,038	—	—	1,038
Total assets measured at fair value on a recurring basis	$3,483	$101	$—	$3,584

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

For the six months ended June 30, 2015, and for the year ended December 31, 2014, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and the revolving credit facility payable approximate fair value due to their short-term nature. During the six months ended June 30, 2015 and 2014, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2014, and our Reports on Form 8-K filed since the date of such Form 10-K. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements”. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 2 because of various factors, including those set forth elsewhere herein. See “Cautionary Note Regarding Forward-Looking Statements”.

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

We market our products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, and the United States. We export our products to Argentina, Australia, Chile, Israel, New Zealand, Norway, Peru and the United Kingdom. The Company discontinued operations in Vietnam, which were approximately 0.2 percent and 0.4 percent of consolidated net sales during the six month periods ended June 30, 2015 and 2014, respectively.

In the second quarter of 2015, we experienced a decrease in our consolidated net sales of 12.5 percent (or 7.7 percent in local currencies) compared to the same period in 2014. NSP Russia, Central and Eastern Europe net sales decreased approximately 46.9 percent compared to the same period in 2014. Synergy WorldWide net sales decreased approximately 12.3 percent compared to the same period in 2014 (or 2.4 percent in local currencies). NSP Americas net sales decreased approximately 2.7 percent compared to the same period in 2014 (or 0.3 percent in local currencies). China and New Markets net sales decreased approximately 24.7 percent compared to the same period in 2014. The markets that experienced net sales growth in local currencies were primarily from our Synergy Europe, Synergy Indonesia and Synergy Japan markets in our Synergy WorldWide segment and NSP North America in our NSP Americas segment during the second quarter of 2015. Excluding the NSP Russia, Central and Eastern Europe segment, net sales would have decreased by approximately 7.0% percent (or 1.5 percent in local currencies). In addition to the declines in NSP Russia, Central and Eastern Europe, the strengthening of the U.S. dollar versus the currencies of our European, Latin American and Asian markets (beginning late last year) has resulted in an approximate 4.8 percent or $4.5 million reduction of our net sales this quarter.

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

Over the same period, selling, general and administrative costs as a percentage of net sales revenue for 2015, increased to 33.7 percent from 32.3 percent in 2014 as a result of the decrease in net sales from our NSP Russia, Central & Eastern Europe, the impact of foreign currency devaluation versus the U.S. dollar in our other markets, and previously announced restructuring charges of approximately $2.1 million taken during the quarter as part of a plan to streamline operations as discussed below. In absolute terms, selling, general and administrative expenses decreased $2.5 million.

We distribute our products to consumers through an independent sales force comprised of Managers and Distributors, some of whom also consume our products. Typically a person who joins our independent sales force begins as a Distributor. A Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive independent Distributors and attaining certain product sales levels. On a worldwide basis, active Managers were approximately 13,400 and 15,200, and active Distributors and customers were approximately 262,300 and 300,900, at June 30, 2015 and 2014, respectively, primarily due to declines in our NSP Russia, Central and Eastern Europe segment as a result of the conditions noted above, as well as the conversion of the NSP Peru and United Kingdom markets to export markets.

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

In April 2015, the Company announced its plan to streamline its operations and refocus its activities on profitable growth opportunities. The planned streamlining is expected to reduce costs, improve efficiencies and renew focus on larger and more profitable Company markets. As part of the plan, the Company ceased operations in Vietnam and eliminated approximately 100 positions worldwide through both severance and attrition. The Company incurred $2.1 million of non-recurring expenses during the quarter and expects to incur up to an additional $0.5 million of non-recurring expenses in the subsequent quarters. As a result of this action, the Company expects to realize annualized savings of approximately $10 million to $15 million from lower operating and employment costs. Net sales in Vietnam were approximately 0.2 and 0.4 percent of consolidated net sales for the six months ended June 30, 2015 and 2014, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales revenue for the three months ended June 30, 2015 and 2014 (dollar amounts in thousands).

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014		Change
	Total	Percent of	Total	Percent of	Total
	dollars	net sales	dollars	net sales	dollars	Percentage
Net sales revenue	$81,247	100.0%	$92,831	100.0%	$(11,584)	(12.5)%
Cost of sales	(21,068)	(25.9)	(22,793)	(24.6)	1,725	(7.6)
	60,179	74.1	70,038	75.4	(9,859)	(14.1)

Volume incentives	29,603	36.4	34,270	36.9	(4,667)	(13.6)
SG&A expenses	27,392	33.7	29,941	32.3	(2,549)	(8.5)
Operating income	3,184	3.9	5,827	6.3	(2,643)	(45.4)
Other income (loss), net	(2)	(0.0)	(79)	(0.1)	77	(97.5)
Income from continuing operations before income taxes	3,182	3.9	5,748	6.2	(2,566)	(44.6)
Provision for income taxes	787	1.0	2,198	2.4	(1,411)	(64.2)
Net income from continuing operations	$2,395	2.9%	$3,550	3.8%	$(1,155)	(32.5)%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales revenue for the six months ended June 30, 2015 and 2014 (dollar amounts in thousands).

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014		Change
	Total	Percent of	Total	Percent of	Total
	dollars	net sales	dollars	net sales	dollars	Percentage
Net sales revenue	$165,125	100.0%	$186,298	100.0%	$(21,173)	(11.4)%
Cost of sales	(42,949)	(26.0)	(45,374)	(24.4)	(2,425)	(5.3)
	122,176	74.0	140,924	75.6	(18,748)	(13.3)

Volume incentives	59,940	36.3	69,163	37.1	(9,223)	(13.3)
SG&A expenses	53,722	32.5	59,093	31.7	(5,371)	(9.1)
Operating income	8,514	5.2	12,668	6.8	(4,154)	(32.8)
Other income (loss), net	(320)	(0.2)	(341)	(0.2)	21	(6.2)
Income from continuing operations before income taxes	8,194	5.0	12,327	6.6	(4,133)	(33.5)
Provision (benefit) for income taxes	1,596	1.0	(1,459)	(0.8)	3,055	(209.4)
Net income from continuing operations	$6,598	4.0%	$13,786	7.4%	$(7,188)	(52.1)%

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

The following table summarizes the changes in our net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the three months ended June 30, 2015 and 2014 (dollar amounts in thousands);

	Net Sales Revenue by Operating Segment
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas:
NSP North America	$36,816	$36,829	(0.0)%	$(359)	0.9%
NSP Latin America	8,234	9,479	(13.1)	(771)	(5.0)
	45,050	46,308	(2.7)	(1,130)	(0.3)

NSP Russia, Central and Eastern Europe	6,815	12,838	(46.9)	(123)	(46.0)

Synergy WorldWide:
Synergy Asia Pacific	18,765	20,581	(8.8)	(1,626)	(0.9)
Synergy Europe	6,669	7,766	(14.1)	(1,603)	6.5
Synergy North America	3,046	4,140	(26.4)	—	(26.4)
	28,480	32,487	(12.3)	(3,229)	(2.4)

China and New Markets	902	1,198	(24.7)	—	(24.7)

	$81,247	$92,831	(12.5)%	$(4,482)	(7.7)%

The following table summarizes the changes in our net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the six months ended June 30, 2015 and 2014 (dollar amounts in thousands);

	Net Sales Revenue by Operating Segment
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas:
NSP North America	$74,990	$73,743	1.7%	$(729)	2.7%
NSP Latin America	16,570	18,931	(12.5)	(1,375)	(5.2)
	91,560	92,674	(1.2)	(2,104)	1.1

NSP Russia, Central and Eastern Europe	14,258	27,875	(48.9)	(227)	(48.0)

Synergy WorldWide:
Synergy Asia Pacific	37,463	39,176	(4.4)	(2,437)	1.8
Synergy Europe	13,398	15,255	(12.2)	(3,045)	7.8
Synergy North America	6,387	8,099	(21.1)	—	(21.1)
	57,248	62,530	(8.4)	(5,482)	0.3

China and New Markets	2,059	3,219	(36.0)	—	(36.0)

	$165,125	$186,298	(11.4)%	$(7,813)	(7.2)%

Consolidated net sales revenue for the three and six months ended June 30, 2015, was $81.2 million and $165.1 million, respectively, compared to $92.8 million and $186.3 million for the same periods in 2014, or a decrease of approximately 12.5 and 11.4 percent, respectively. The decline was principally related to a $6.0 million and $13.6 million decline in net sales revenue in our NSP

Russia, Central and Eastern Europe segment for the three and six months ended June 30, 2015, as well as a $4.5 million and  $7.8 million unfavorable impact in foreign currency exchange rate fluctuations during the same periods. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, our consolidated net sales revenue would have decreased by 7.7 percent and 7.2 percent from 2014 for the three and six month periods ended June 30, 2015.

NSP Americas

Net sales revenue related to NSP Americas for the three and six months ended June 30, 2015, was $45.1 million and $91.6 million, respectively, compared to $46.3 million and $92.7 million for the same periods in 2014, or a decrease of 2.7 and 1.2 percent, respectively. In local currency, net sales decreased 0.3 percent and increased 1.1 percent, compared to the same three and six month periods in 2014. Fluctuations in foreign exchange rates had a $1.1 million and $2.1 million unfavorable impact on net sales for the three and six months ended June 30, 2015. Active Managers within NSP Americas totaled approximately 7,200 and 7,300 at June 30, 2015 and 2014, respectively. Active Distributors and customers within NSP Americas totaled approximately 135,600 and 141,100 at June 30, 2015 and 2014, respectively. The number of independent Managers, Distributors and customers decreased primarily due to lower recruiting in our Latin American markets. Independent Managers were down 1.4 percent, and active independent Distributors and customers were down 3.9 percent, compared to the prior year. The active independent Managers category includes independent Managers under our various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active independent Distributors and customers category includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous six months.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales revenues increased approximately $0.2 million and $1.7 million, or 0.6 percent and 2.6 percent, for the three and six months ended June 30, 2015, respectively, compared to the same period in 2014.  Growth this quarter marked our fourth consecutive quarter of growth, as we continued to see our new sales programs gain traction. We have seen increased adoption of both the IN.FORM sales method, which is focused on weight management, and our retail sales tools.  In addition, this year we launched two new patent pending products and relaunched an updated essential oils line in support of this key market.

In Latin America, net sales revenues decreased approximately $1.2 million and $2.4 million, or 13.1 percent and 12.5 percent, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. In local currency, net sales decreased 5.0 percent and 5.2 percent, compared to the same periods in 2014. Currency devaluation had a $0.8 million and $1.4 million unfavorable impact on net sales for the three and six months ended June 30, 2015. In NSP Latin America, we faced continued headwinds due to changing regulations for product registration. To address this, we are taking steps to transition our markets to adopt the IN.FORM sales method, and at the same time, ensuring that our resources are aligned with this initiative.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, and Belarus) for the three and six months ended June 30, 2015, was $6.8 million and $14.3 million, respectively, compared to $12.8 million and $27.9 million for the same periods in 2014, or decreases of 46.9 percent and 48.9 percent. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 2,900 and 4,600 at June 30, 2015 and 2014, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 72,000 and 105,900 at June 30, 2015 and 2014, respectively. Net sales and the number of independent Managers, Distributors and customers buying and distributing our products decreased primarily as a result of the current political uncertainty in Ukraine and across the region, and the market decline in the value of the Ukrainian hryvnia and Russian ruble against the U.S. dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within our financial statements, the Company’s products in Ukraine and Russia are priced in local currencies pegged to current U.S. dollar exchange rates and therefore become more expensive when the local currency declines in value. We remain strongly supportive and engaged with our independent Distributors in the region, and are supporting their activity with additional promotions and training. However, at this time, the Company expects that sales in its NSP Russia, Central and Eastern Europe segment will continue to be significantly affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation. We are continuing to evaluate various options to keep our distributor base engaged.  Our strong partnership with our local partner should provide a solid foundation to reignite growth once the situation stabilizes.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the three and six months ended June 30, 2015, of $28.5 million and $57.2 million, respectively, compared to $32.5 million and $62.5 million for the same periods in 2014, or decreases of 12.3 percent and 8.4 percent. Fluctuations in foreign exchange rates had $3.2 million and $5.5 million unfavorable impacts on net sales for the three and six months ended June 30, 2015, respectively. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in

Synergy WorldWide would have decreased by 2.4 percent and increased by 0.3 percent from the same periods in 2014.  Active independent Managers within Synergy WorldWide totaled approximately 3,300 at both June 30, 2015 and 2014, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 54,700 and 53,900 at June 30, 2015 and 2014, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach. Synergy WorldWide reported a decline in net sales revenue in local currencies due to lower year-over-year sales in Korea and continued declines in North America, offset by improvements in Europe, Indonesia and Japan for the three months ended June 30, 2015.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales revenue decreased $2.3 million and $2.6 million, or 15.8 percent and 9.6 percent, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This decline was partially related to the adverse impact of fluctuations in foreign exchange rates, which had a $0.8 and $1.1 million unfavorable impact on net sales for the three and six months ended June 30, 2015. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales decreased 10.5 and 5.3 percent for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decline in local currency net sales was primarily due to new internet advertising restrictions on sites that were used successfully to promote net sales growth in 2014. To address this, we are taking steps to improve current programs and launch new programs to provide our distributors, affected by these internet advertising restrictions, additional tools to grow their business.

In Europe, net sales revenues decreased approximately $1.1 million and $1.9 million, or 14.1 percent and 12.2 percent, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Fluctuations in foreign exchange rates, had $1.6 million and $3.0 million unfavorable impacts on net sales for the three and six months ended June 30, 2015, respectively. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales increased 6.5 percent and 7.8 percent for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.  The growth in local currencies has been driven by the investment in additional sales resources last year, including several new regional sales managers, and the launch of our weight management product plan.

In Japan, net sales revenues decreased approximately $0.3 million and $0.1 million, or 9.6 percent and 2.3 percent, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Fluctuations in foreign exchange rates had $0.6 million and $1.0 million unfavorable impacts on net sales for the three and six months ended June 30, 2015, respectively. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales increased 30.0 percent and 20.0 percent for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. We continue to see the growth of new products and implemented programs to stimulate activity, which have had a positive impact on sales volume in this market in the first quarter of 2015.

In North America, net sales revenues decreased approximately $1.1 million and $1.7 million, or 26.4 percent and 21.1 percent, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These declines in sales are primarily driven by lower Distributor recruiting. Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation.

China and New Markets

China and New Markets reported export related net sales revenue for the three and six months ended June 30, 2015, of $0.9 million and $2.1 million, respectively, compared to $1.2 million and $3.2 million for the same periods in 2014, or decreases of 24.7 percent and 36.0 percent. The changes in net sales is primarily related to the conversion of NSP Peru and United Kingdom to export markets in the prior year.

Due to the size of NSP Peru and United Kingdom markets, lack of net sales growth, and continuing operating losses, we made the decision to transition these markets to export markets, in which we sell our products to a locally managed entity independent of the Company that has distribution rights for the market, effective December 30, 2014 and April 1, 2014, respectively.

With the discontinuance of our NSP Peru and United Kingdom markets in 2014, we no longer have any NSP affiliates in the Asia Pacific region.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and China and New Markets business segments is set forth in Note 10 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue increased to 25.9 percent and 26.0 percent for the three and six months ended June 30, 2015, respectively, compared to 24.6 percent and 24.4 percent for the same periods in 2014. The increases in the cost of sales percentages are primarily due to the strengthening of the U.S. dollar against the local currencies in many of our foreign markets, which has made our product more expensive in those markets, however, offset by a favorable change of approximately $0.1 million as well as an unfavorable net change of approximately $0.5 million in inventory reserves year-over-year for the three and six month periods ended June 30, 2015 as compared to 2014. The overall unfavorable change in inventory reserves for the six-month periods was due to a release of reserves in the prior year due to sales growth in many regions offset partially by increases in reserves for products in our NSP Russia, Central & Eastern Europe market this year.

Volume Incentives

Volume incentives as a percent of net sales revenue decreased to 36.4 percent and 36.3 percent for the three and six months ended June 30, 2015, respectively, compared to 36.9 percent and 37.1 percent from the same periods in 2014. The decreases were primarily due to market mix changes with a larger portion of our net sales coming from the U.S. which pays lower sales commission rates and declines in our NSP Russia, Central and Eastern Europe market, which pay higher sales commission rates then our global commission rate average.

Selling, General and Administrative

Selling, general and administrative expenses decreased by approximately $2.5 million and $5.4 million to $27.4 million and $53.7 million for the three and six months ended June 30, 2015 and 2014, respectively. Selling, general and administrative expenses were 33.7 percent and 32.5 percent of net sales revenue for the three and six months ended June 30, 2015, respectively, compared to 32.3 percent and 31.7 percent for the same periods in 2014.

The decreases in selling, general and administrative expenses for the three and six months periods ended June 30, 2015 were primarily related:

•                  $1.8 million of prior year second quarter non-recurring professional fees related to pursuing a strategic alliance with Fosun Pharma & the evaluation and negotiation with a company with an alternative distribution channel, which we ultimately declined to pursue;

•                  $1.1 million and $2.2 million reduction of service costs due to lower net sales in Russia, Central and Eastern Europe for each period, respectively;

•                  $0.8 million and $1.8 million reduction U.S. healthcare and other benefit costs for each period, respectively;

•                  $0.8 million and $1.7 million of favorable exchange rate changes due to the strengthening of the U.S dollar relative to other foreign currencies for each period, respectively; and

•                  $0.6 million of non-recurring costs in 2014 related to our former NSP Peru & United Kingdom markets (primarily in the 1st quarter of 2014).

Offset by:

•                  $2.1 million of non-recurring restructuring charges during the three-month period ended June 30, 2015 to streamline the Company’s operations; and

•                  $0.8 million and $1.6 million of increased investment in China.

Other Income (Expense), Net

Other income (expense) net, for the three and six months ended June 30, 2015, increased $0.1 million and was flat, respectively, compared to the same periods in 2014.

Income Taxes

For the three months ended June 30, 2015 and 2014, the Company’s provision for income taxes, as a percentage of income before income taxes, was 24.7 percent and 38.2 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2015 and 2014, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was 19.5 percent and (11.8) percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2015, was primarily attributed to adjustments to the valuation allowances on U.S. foreign tax credits and on U.S. capital loss carryforwards, offset by the impact of current year losses that will not provide tax benefit.

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

The Company’s U.S. federal income tax returns for 2009 through 2013, are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2008 through 2014.

As of June 30, 2015, the Company had accrued $7.1 million related to unrecognized tax positions compared with $6.6 million as of December 31, 2014.  This net increase was primarily attributed to increases in transfer pricing contingencies.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2015 and 2014, by business segment.

	Three months Ended June 30,
	2015		2014
NSP Americas:
General health	$19,456	43.2%	$20,453	44.2%
Immune	5,038	11.2	5,083	11.0
Cardiovascular	3,543	7.9	3,215	6.9
Digestive	13,263	29.4	13,677	29,5
Personal care	870	1.9	1,035	2.2
Weight management	2,880	6.4	2,845	6.1
Total NSP Americas	45,050	100.0%	46,308	100.0%

NSP Russia, Central and Eastern Europe:
General health	$2,799	41.1%	$4,831	37.6%
Immune	763	11.2	1,500	11.7
Cardiovascular	446	6.5	789	6.1
Digestive	1,852	27.2	3,451	26.9
Personal care	627	9.2	1,468	11.4
Weight management	328	4.8	799	6.2
Total NSP Russia, Central and Eastern Europe	6,815	100.0%	12,838	100.0%

Synergy WorldWide:
General health	$10,799	37.9%	$11,689	36.0%
Immune	251	0.9	256	0.8
Cardiovascular	8,719	30.6	11,652	35.9
Digestive	4,328	15.2	4,953	15.2
Personal care	1,448	5.1	1,734	5.3
Weight management	2,935	10.3	2,203	6.8
Total Synergy WorldWide	28,480	100.0%	32,487	100.0%

China and New Markets:
General health	$426	47.2%	$551	46.0%
Immune	103	11.4	156	13.0
Cardiovascular	73	8.1	55	4.6
Digestive	225	24.9	351	29.3
Personal care	19	2.1	23	1.9
Weight management	56	6.2	62	5.2
Total China and New Markets	902	100.0%	1,198	100.0%

Consolidated:
General health	$33,480	41.2%	$37,524	40.4%
Immune	6,155	7.6	6,995	7.5
Cardiovascular	12,781	15.7	15,711	16.9
Digestive	19,668	24.2	22,432	24.2
Personal care	2,964	3.6	4,260	4.6
Weight management	6,199	7.6	5,909	6.4
Total Consolidated	$81,247	100.0%	$92,831	100.0%

	Six months Ended June 30,
	2015		2014
NSP Americas:
General health	$39,488	43.1%	$39,819	43.0%
Immune	11,255	12.3	11,042	11.9
Cardiovascular	6,644	7.3	6,569	7.1
Digestive	26,628	29.1	27,370	29.5
Personal care	1,840	2.0	2,056	2.2
Weight management	5,705	6.2	5,818	6.3
Total NSP Americas	91,560	100.0%	92,674	100.0%

NSP Russia, Central and Eastern Europe:
General health	$5,678	39.8%	$10,376	37.2%
Immune	1,676	11.8	3,468	12.4
Cardiovascular	899	6.3	1,727	6.2
Digestive	3,822	26.8	7,398	26.5
Personal care	1,509	10.6	3,336	12.0
Weight management	674	4.7	1,570	5.6
Total NSP Russia, Central and Eastern Europe	14,258	100.0%	27,875	100.0%

Synergy WorldWide:
General health	$20,936	36.6%	$22,442	35.9%
Immune	484	0.8	467	0.7
Cardiovascular	17,600	30.7	22,096	35.3
Digestive	8,922	15.6	9,970	15.9
Personal care	3,060	5.3	3,470	5.5
Weight management	6,246	10.9	4,085	6.5
Total Synergy WorldWide	57,248	100.0%	62,530	100.0%

China and New Markets:
General health	$957	46.5%	$1,351	42.0%
Immune	261	12.7	438	13.6
Cardiovascular	154	7.5	191	5.9
Digestive	515	25.0	901	28.0
Personal care	46	2.2	54	1.7
Weight management	126	6.1	284	8.8
Total China and New Markets	2,059	100.0%	3,219	100.0%

Consolidated:
General health	$67,059	40.6%	$73,988	39.7%
Immune	13,676	8.3	15,415	8.3
Cardiovascular	25,297	15.3	30,583	16.4
Digestive	39,887	24.2	45,639	24.5
Personal care	6,455	3.9	8,916	4.8
Weight management	12,751	7.7	11,757	6.3
Total Consolidated	$165,125	100.0%	$186,298	100.0%

The following table summarizes our product lines by category:

Category	Description	Selected Representative Products
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

As of June 30, 2015, we had approximately 262,300 active independent Distributors and customers (as defined below) worldwide who purchase our products directly from the Company. In addition, our products can be purchased directly from our independent Distributors. A person who joins our independent sales force begins as an independent Distributor. An individual can become an independent Distributor by signing up under the sponsorship of someone who is already an independent Distributor or by signing up through the Company, where they will then be randomly assigned an independent Distributor as a sponsor. Many independent Distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent Distributor may earn Manager status by committing more time and effort to selling our products, recruiting productive independent Distributors and attaining certain product sales levels. Independent managers resell our products to independent Distributors within their sales group or directly to customers, or use the products themselves. As of June 30, 2015, we had approximately 13,400 active independent Managers (as defined below) worldwide. In many of our markets, our independent Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended June 30, 2015, and 2014, are set forth in our Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

Total Managers, Distributors and Customers by Segment as of June 30,

	2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	290,500	7,200	305,600	7,300
NSP Russia, Central and Eastern Europe	195,300	2,900	254,300	4,600
Synergy WorldWide	126,000	3,300	115,200	3,300
China and New Markets	—	—	—	—
	611,800	13,400	675,100	15,200

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated.

Active Distributors and Customers by Segment as of June 30,

	2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	135,600	7,200	141,100	7,300
NSP Russia, Central and Eastern Europe	72,000	2,900	105,900	4,600
Synergy WorldWide	54,700	3,300	53,900	3,300
China and New Markets	—	—	—	—
	262,300	13,400	300,900	15,200

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

New Managers, Distributors and Customers by Segment for the Quarter Ended June 30,

	2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	31,800	800	33,700	900
NSP Russia, Central and Eastern Europe	11,700	200	17,300	300
Synergy WorldWide	16,900	500	16,900	500
China and New Markets	—	—	—	—
	60,400	1,500	67,900	1,700

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated;

New Managers, Distributors and Customers by Segment for the Twelve Months Ended June 30,

	2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	128,700	3,000	139,100	3,200
NSP Russia, Central and Eastern Europe	50,600	900	85,500	1,500
Synergy WorldWide	75,800	2,100	67,800	2,100
China and New Markets	—	—	—	—
	255,100	6,000	292,400	6,800

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2015, working capital was $58.3 million, compared to $63.3 million as of December 31, 2014.  At June 30, 2015, we had $46.2 million in cash and cash equivalents, of which $40.7 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $1.8 million in unrestricted short-term investments, which were available to be used along with our normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Six months Ended June 30,
	2015	2014
Operating activities	$3,129	$8,138
Investing activities	(10,888)	(11,532)
Financing activities	(4,047)	(4,722)

Operating Activities

For the six months ended June 30, 2015, operating activities provided cash in the amount of $3.1 million, and $8.1 million for the same period in 2014. Operating cash flows decreased due to the decrease in net income and the timing of payments and receipts for inventories, prepaid expenses, deferred revenue and income taxes payable, liabilities related to unrecognized tax benefits and were partially offset by the timing of payments and receipts for accounts receivable, other assets, accounts payable, and accrued liabilities.

At this time, the Company expects that sales in its NSP Russia, Central and Eastern Europe segment will continue to be significantly affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation, which may unfavorably affect future operating cash flow activities.

Investing Activities

For the six months ended June 30, 2015, investing activities used cash in the amount of $10.9 million, and $11.5 million for the same period in 2014. Capital expenditures related to the purchase of equipment, computer systems and software for the six months ended June 30, 2015, and 2014, were $13.1 million and $11.6 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by early 2017.

Financing Activities

For the six months ended June 30, 2015, financing activities used cash in the amount of $4.0 million, and $4.7 million for the same period in 2014. During the six months ended June 30, 2015 and 2014, we used cash to pay dividends in an aggregate amount of $3.7 and $3.2 million, respectively.

In December 2014, the Company completed share repurchases under its previously announced $10 million share repurchase program. In November 2014, the Board of Directors authorized a $20 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund future dividends and the share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility. During the six months ended June 30, 2015, the Company repurchased 0.3 million shares of its common stock under the share repurchase program for $3.8 million. At June 30, 2015, the remaining balance available for repurchases under the program was $16.2 million.

The Company has a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that matures September 1, 2016. The Company pays interest at LIBOR plus 1.25 percent on any borrowings on the agreement (1.50 percent as of June 30, 2015). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The Company retains ample capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. The Company did not have any outstanding balance under the revolving credit agreement at June 30, 2015, and December 31, 2014, respectively.

The revolving credit agreement contains restrictions on liquidity, leveraging, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of June 30, 2015, the Company was in compliance with these debt covenants.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. Due to the continual currency devaluation of the Venezuelan bolivar, as of September 30, 2014, the Company incurred a $2.9 million impairment charge to write down the value of its fixed assets in Venezuela to $0, which is included in the results from discontinued operations. During the six months ended June 30, 2015, the Company received $1.3 million in net proceeds from the sales of its fixed assets in Venezuela, which is included in the results from discontinued operations.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 12, “Commitments and Contingencies”, to the Notes of our Condensed Consolidated Financial Statements, of Item 1, Part 1 of this report.

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

Share-Based Compensation

We recognize all share-based payments to Directors and employees, including grants of stock options and restricted stock units, to be recognized in the statement of operations based on their grant-date fair values. We record compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. The estimated forfeiture rate is based upon historical experience.

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

Foreign Currency Risk

During the six months ended June 30, 2015, approximately 54.1 percent of our net sales revenue and approximately 52.8 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in our management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended June 30, 2015 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$81,247	(3,121)	(3.8)%	$(4,477)	(5.5)%	$(6,865)	(8.4)%

Cost and expenses
Cost of sales	21,068	(1,025)	(4.9)	(1,451)	(6.9)	(2,199)	(10.4)
Volume incentives	29,603	(1,240)	(4.2)	(1,759)	(5.9)	(2,673)	(9.0)
Selling, general and administrative	27,392	(795)	(2.9)	(1,140)	(4.2)	(1,748)	(6.4)

Operating income	$3,184	(61)	(1.9)%	$(127)	(4.0)%	$(245)	(7.7)%

Exchange rate sensitivity for the six months ended June 30, 2015 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$165,125	(6,249)	(3.8)%	$(8,965)	(5.4)%	$(13,747)	(8.3)%

Cost and expenses
Cost of sales	42,949	(2,004)	(4.7)	(2,841)	(6.6)	(4,312)	(10.0)
Volume incentives	59,940	(2,474)	(4.1)	(3,512)	(5.9)	(5,339)	(8.9)
Selling, general and administrative	53,722	(1554)	(2.9)	(2,229)	(4.1)	(3,418)	(6.4)

Operating income	$8,514	(217)	(2.5)%	$(383)	(4.5)%	$(678)	(8.0)%

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of June 30, 2015, (dollar amounts in thousands).

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$46,217	$(2,264)	(4.9)%	$(3,164)	(6.8)%	$(4,747)	(10.3)%
Accounts receivable, net	6,946	(179)	(2.6)	(257)	(3.7)	(395)	(2.9)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,912	(79)	(1.3)	(114)	(1.9)	(174)	(2.9)

Net Financial Instruments Subject to Exchange Rate Risk	$47,251	$(2,364)	(5.0)%	$(3,307)	(7.0)%	$(4,968)	(10.5)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of June 30, 2015, and exceeded $1 million upon translation into U.S. dollars.  None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of June 30, 2015, (dollar amounts in thousands).

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of June 30, 2015
Cash and cash equivalents
South Korea (Won)	$4,574	1,129.6
European Markets (Euro)	2,925	0.9
Japan (Yen)	2,896	122.7
Canada (Dollar)	1,719	1.2
China (Renminbi)	1,655	6.13
Indonesia (Rupiah)	1,084	13,369.0
Other	8,585	Varies
Total foreign denominated cash and cash equivalents	23,438
U.S. dollars held by foreign subsidiaries	17,276
Total cash and cash equivalents held by foreign subsidiaries	$40,714

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

Six months ended June 30,	2015	2014
Canada (Dollar)	1.2	1.1
European Markets (Euro)	0.9	0.7
Japan (Yen)	120.2	102.5
South Korea (Won)	1,100.6	1,051.0
Mexico (Peso)	15.1	13.2

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the three and six months ended June 30, 2015, Belarus was considered to be highly inflationary. During the three-month periods ended June 30, 2015, and 2014, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.7 percent and 2.4 percent, of consolidated net sales revenue, respectively and during the six-month periods ended June 30, 2015, and 2014, represented approximately 1.9 percent and 2.5 percent, of consolidated net sales revenue, respectively. With the exception of Belarus, there were no other countries considered to have a highly inflationary economy during the six-month periods ended June 30, 2015, and 2014.

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On June 30, 2015, we had investments of $1.8 million. A hypothetical 1.0 percent change in interest rates would not have had a material effect on our liquidity, financial position or results of operations.

Item 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In December 2014, the Company completed share repurchases under its previously announced $10 million share repurchase program. In November 2014, the Board of Directors authorized a $20 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At June 30, 2015, the remaining balance available for repurchases under the program was $16.2 million.

The following is a summary of the Company’s repurchases of common shares during the three months ended June 30, 2015:

Period	Number of Shares (in thousands)	Average Price Paid per Share	Program Balance Used for Repurchases
April 2015	—	$—	$—
May 2015	1	$12.77	$0.0 million
June 2015	72	$12.96	$0.9 million
Total	73	$12.95	$0.9 million

All shares purchased during the six month period ended June 30, 2015, were purchased as part of the Company’s announced share repurchase plan.

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

NATURE’S SUNSHINE PRODUCTS, INC.

Date: August 10, 2015	/s/ Gregory L. Probert
Gregory L. Probert, Chairman of the Board and Chief Executive Officer

Date: August 10, 2015	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial Officer and Treasurer