Form 10-Q
period 2015-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2015-11-06
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Common Stock, no par value, outstanding on October 30, 2015, was 18,588,176 shares.

NATURE’S SUNSHINE PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to the Company’s objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in its Annual Report on Form 10-K for the year ended December 31, 2014, but include the following:

•             any negative consequences resulting from the economy, including the availability of liquidity to the Company, its independent Distributors and its suppliers or the willingness of its customers to purchase products;

•             its relationship with, and its inability to influence the actions of, its independent Distributors, and other third parties with whom it does business;

•             improper activity by its employees or independent Distributors;

•             negative publicity related to its products, ingredients, or direct selling organization or  the nutritional supplement industry;

•             changing consumer preferences and demands;

•             its reliance upon, or the loss or departure of any member of, its senior management team which could negatively impact its Distributor relations and operating results;

•            increased state and federal regulatory scrutiny of the nutritional supplement industry, including, but not limited to targeting of ingredients, testing methodology and product claims;

•             the competitive nature of its business and the nutritional supplement industry;

•             regulatory matters governing its products, ingredients, the nutritional supplement industry, its direct selling program, or the direct selling market in which it operates;

•             legal challenges to its direct selling program or to the classification of its independent Distributors;

•             risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with its third party importers, governmental sanctions, ongoing Ukraine and Russia political conflict, pricing and currency devaluation risks, especially in countries such as Ukraine, Russia and Belarus;

•             uncertainties relating to the application of transfer pricing, duties, value-added taxes, and other tax regulations, and changes thereto;

•             its dependence on increased penetration of existing markets;

•             its reliance on its information technology infrastructure;

•             the sufficiency of trademarks and other intellectual property rights;

•             changes in tax laws, treaties or regulations, or their interpretation;

•             taxation relating to its independent Distributors;

•             product liability claims;

•             share price volatility related to, among other things, speculative trading; and

•             the full implementation of its joint venture for operations in China with Fosun Industrial Co., Ltd., as well as the legal complexities, unique regulatory environment and challenges of doing business in China generally.

All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this report. Except as is required by law, the Company expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Throughout this report, it refers to Nature’s Sunshine Products, Inc., together with its subsidiaries, as “we,” “us,” “our Company” or “the Company.”

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$43,882	$58,699
Accounts receivable, net of allowance for doubtful accounts of $776 and $849, respectively	7,319	6,732
Investments available for sale	1,786	2,546
Inventories	39,380	40,438
Deferred income tax assets	5,068	4,950
Prepaid expenses and other	7,324	7,884
Total current assets	104,759	121,249

Property, plant and equipment, net	65,083	51,343
Investment securities - trading	992	1,038
Intangible assets, net	581	704
Deferred income tax assets	14,807	14,495
Other assets	10,461	7,970
	$196,683	$196,799

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,673	$5,237
Accrued volume incentives	16,126	16,867
Accrued liabilities	24,306	28,957
Deferred revenue	3,632	4,717
Income taxes payable	791	2,131
Revolving credit facility payable	1,199	—
Total current liabilities	51,727	57,909

Liability related to unrecognized tax benefits	6,978	6,598
Deferred compensation payable	992	1,038
Other liabilities	2,439	2,297
Total liabilities	62,136	67,842

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,625 and 18,662 shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively	126,155	125,489
Retained earnings	16,265	10,891
Noncontrolling interests	3,108	3,781
Accumulated other comprehensive loss	(10,981)	(11,204)
Total shareholders’ equity	134,547	128,957
	$196,683	$196,799

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Three Months Ended September 30,
	2015	2014

Net sales revenue	$79,586	$93,406
Cost of sales	(20,643)	(22,742)
Gross profit	58,943	70,664

Operating expenses:
Volume incentives	28,690	34,918
Selling, general and administrative	27,115	30,200
Operating income	3,138	5,546
Other income (loss), net	(247)	(42)
Income from continuing operations before provision for income taxes	2,891	5,504
Provision for income taxes	1,284	407
Net income from continuing operations	1,607	5,097
Income (loss) from discontinued operations	804	(4,106)
Net income	2,411	991
Net loss attributable to non-controlling interests	(355)	(26)
Net income attributable to common shareholders	$2,766	$1,017

Basic and diluted net income per common share
Basic:
Net income from continuing operations	$0.09	$0.29
Income (loss) from discontinued operations	$0.04	$(0.24)
Net income attributable to common shareholders	$0.15	$0.06

Diluted:
Net income from continuing operations	$0.08	$0.29
Income (loss) from discontinued operations	$0.04	$(0.23)
Net income attributable to common shareholders	$0.15	$0.06

Weighted average basic common shares outstanding	18,688	17,310
Weighted average diluted common shares outstanding	19,117	17,812

Dividends declared per common share	$0.10	$1.60

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,
	2015	2014

Net income	$2,411	$991
Foreign currency translation gain (loss) (net of tax)	631	(1,124)
Net unrealized gains (loss) on investment securities (net of tax)	3	(3)
Total comprehensive income (loss)	$3,045	$(136)

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share information)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Net sales revenue	$244,711	$279,704
Cost of sales	(63,592)	(68,116)
Gross profit	181,119	211,588

Operating expenses:
Volume incentives	88,630	104,081
Selling, general and administrative	80,837	89,293
Operating income	11,652	18,214
Other income (loss), net	(567)	(383)
Income from continuing operations before provision for income taxes	11,085	17,831
Provision (benefit) for income taxes	2,880	(1,052)
Net income from continuing operations	8,205	18,883
Income (loss) from discontinued operations	2,116	(4,993)
Net income	10,321	13,890
Net loss attributable to non-controlling interests	(673)	(26)
Net income attributable to common shareholders	$10,994	$13,916

Basic and diluted net income per common share
Basic:
Net income from continuing operations	$0.44	$1.14
Income (loss) from discontinued operations	$0.11	$(0.30)
Net income attributable to common shareholders	$0.59	$0.84

Diluted:
Net income from continuing operations	$0.43	$1.11
Income (loss) from discontinued operations	$0.11	$(0.29)
Net income attributable to common shareholders	$0.57	$0.82

Weighted average basic common shares outstanding	18,678	16,563
Weighted average diluted common shares outstanding	19,193	17,068

Dividends declared per common share	$0.30	$1.80

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Net income	$10,321	$13,890
Foreign currency translation gain (loss) (net of tax)	485	(153)
Reclassification of net realized gains on marketable securities in net income (net of tax)	(294)	—
Net unrealized gains on investment securities (net of tax)	32	8
Total comprehensive income	$10,544	$13,745

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Retained	Non- controlling	Accumulated Other Comprehensive
	Shares	Value	Earnings	Interests	Income (Loss)	Total
Balance at January 1, 2015	18,662	$125,489	$10,891	$3,781	$(11,204)	$128,957
Share-based compensation expense	—	3,276	—	—	—	3,276
Proceeds from the exercise of stock options, and issuance of restricted stock units	421	3,804	—	—	—	3,804
Tax benefit deficiency from share-based compensation	—	(288)	—	—	—	(288)
Repurchase of common stock	(458)	(6,126)	—	—	—	(6,126)
Cash dividends (0.30 per share)	—	—	(5,620)	—	—	(5,620)
Net income (loss)	—	—	10,994	(673)	—	10,321
Other comprehensive income	—	—	—	—	223	223
Balance at September 30, 2015	18,625	$126,155	$16,265	$3,108	$(10,981)	$134,547

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,321	$13,890
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	21	130
Impairment of Venezuela property, plant and equipment, net	—	2,947
Depreciation and amortization	3,325	3,510
Share-based compensation expense	3,276	3,034
(Gain) loss on sale of property and equipment	(982)	36
Deferred income taxes	(137)	(3,961)
Amortization of bond discount	—	3
Purchase of trading investment securities	(205)	(133)
Proceeds from sale of trading investment securities	212	125
Realized gains on investments	(435)	(33)
Foreign exchange losses	2,021	2,724
Changes in assets and liabilities:
Accounts receivable	(708)	827
Inventories	56	181
Prepaid expenses and other current assets	373	455
Other assets	(3,184)	(1,478)
Accounts payable	1,051	(598)
Accrued volume incentives	(228)	235
Accrued liabilities	(3,975)	(3,989)
Deferred revenue	(1,085)	(52)
Income taxes payable	(1,718)	(803)
Liability related to unrecognized tax benefits	225	(3,550)
Deferred compensation payable	(46)	41
Net cash provided by operating activities	8,178	13,541
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,532)	(19,973)
Proceeds from sale of property, plant and equipment	1,374	7
Purchase of investments available for sale	—	(18)
Proceeds from the sale of investments available for sale	810	247
Net cash used in investing activities	(15,348)	(19,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(5,620)	(33,357)
Principal payments of long-term debt and revolving credit facility	—	(12,267)
Borrowings of long-term debt and revolving credit facility	1,199	—
Repurchase of common stock	(6,126)	(2,731)
Net proceeds from the issuance of shares to noncontrolling interest	—	46,216
Investment by noncontrolling interest	—	4,000
Proceeds from the exercise of stock options	3,804	437
Net cash (used in) provided by financing activities	(6,743)	2,298
Effect of exchange rates on cash and cash equivalents	(904)	(2,893)
Net decrease in cash and cash equivalents	(14,817)	(6,791)
Cash and cash equivalents at the beginning of the period	58,699	77,247
Cash and cash equivalents at the end of the period	$43,882	$70,456
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$8,669	$5,996
Cash paid for interest	98	155

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

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, and the United States. The Company also markets its products through a wholesale model to Argentina, Australia, Chile, Israel, New Zealand, Norway, Peru and the United Kingdom. The Company discontinued operations in Vietnam (during the second quarter of 2015), which were approximately 0.1 percent and 0.4 percent of consolidated net sales during the nine-month periods ended September 30, 2015 and 2014, respectively.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of September 30, 2015, and for the three- and nine-month periods ended September 30, 2015 and 2014.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2015.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

Since June 30, 2012, Belarus has been designated as a highly inflationary economy. The U.S. dollar is the Company’s functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of the Company’s independent Distributors in this market has diminished. During the three months ended September 30, 2015 and 2014, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.5 percent and 2.2 percent of consolidated net sales revenue, respectively. During the nine months ended September 30, 2015 and 2014, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.7 percent and 2.4 percent of consolidated net sales revenue, respectively.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330):  “Simplifying the Measurement of Inventory.” This update specifies that inventory should be subsequently measured at the lower of cost or net realizable value, which is the ordinary selling price less any completion, transportation and disposal costs. However, the ASU does not apply to inventory measured using the last-in-first-out or retail methods. This update is effective for interim and annual periods beginning after December 15, 2016. Adoption of the ASU is prospective. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

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

The following table summarizes the operating results of the Company’s discontinued operations for the nine months ended:

	September 30,	September 30,
	2015	2014
Net sales revenue	$—	$5,250

Income (loss) before income tax provision	$2,604	$(4,989)
Income tax provision	488	4
Income (loss) from discontinued operations	$2,116	$(4,993)

During the nine months ended September 30, 2015, the Company received $1,312 in net proceeds from the sales of its fixed assets in Venezuela, which is included in the results from discontinued operations. During the nine months ended September 30, 2015, the Company released $804 in accrued liabilities, net of tax, related to prior sales and use taxes as well as other litigation in Brazil, which is included in the results from discontinued operations. The Company ceased its operations in Brazil in 2010.

The income (loss) from discontinued operations did not have a material impact on the Company’s operating cash flows during the nine months ended September 30, 2015.

(3)                     Restructuring Related Expenses

In April 2015, the Company announced its plan to streamline its operations and refocus its activities on profitable growth opportunities. The planned streamlining is expected to reduce costs, improve efficiencies and renew focus on larger and more profitable Company markets. As part of the plan, the Company eliminated approximately 100 positions worldwide through both severance and attrition and ceased operations in Vietnam. The Company incurred approximately $300 of non-recurring expenses during the three months ended September 30, 2015 and approximately $2,400 of non-recurring expenses during the nine months ended September 30, 2015, which are recorded primarily in selling, general and administrative expenses, of which $2,060 was related to severance and termination benefits and $340 was related to other exit costs. All but $710 of the costs incurred during the nine months ended September 30, 2015 have been paid.

(4)                     Inventories

The composition of inventories is as follows:

	September 30,	December 31,
	2015	2014
Raw materials	$11,925	$11,206
Work in progress	946	534
Finished goods	26,509	28,698
Total inventory	$39,380	$40,438

(5)       Intangible Assets

At September 30, 2015, and December 31, 2014, intangibles for product formulations had a gross carrying amount of $1,363 and $1,763, accumulated amortization of $782 and $1,059, and a net amount of $581 and $704, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the three months ended September 30, 2015 and 2014, was $49 and $37, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2015, and 2014, was $123 and $111, respectively.

(6)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows:

As of September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,791	$—	$(5)	$1,786
Total short-term investment securities	$1,791	$—	$(5)	$1,786

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal obligations	$100	$1	$—	$101
U.S. government securities funds	1,791	—	(15)	1,776
Equity securities	227	454	(12)	669
Total short-term investment securities	$2,118	$455	$(27)	$2,546

During the nine-month period ended September 30, 2015, and 2014, the proceeds from the sales of available-for-sale securities were $810 and $51, respectively. During the nine-month period ended September 30, 2015, the Company had gross realized gains of $294 on sales of available-for-sale securities (net of tax).  There were no gross realized gains (losses) on sales of available-for-sale securities (net of tax) for the nine-month period ended September 30, 2014.

The Company’s trading securities portfolio totaled $992 at September 30, 2015, and $1,038 at December 31, 2014, and generated losses of $37 and gains of $44 for the nine months ended September 30, 2015, and 2014.

As of September 30, 2015, and December 31, 2014, the Company had unrealized losses of $5 and $15, respectively, in its U.S. government securities funds.

(7)                     Long-Term Debt and Revolving Credit Facility

The Company’s revolving credit agreement with Wells Fargo Bank, N.A., permits the Company to borrow up to $25,000 through September 1, 2017, bearing interest at LIBOR plus 1.25 percent (1.50 percent as of September 30, 2015, and December 31, 2014). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. Currently, the revolving credit agreement matures on September 1, 2017. At September 30, 2015 and December 31, 2014, the Company had an outstanding balance under the revolving credit agreement of $1,199 and $0, respectively.

The revolving credit agreement contains restrictions on leverage, minimum net income, and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company is in compliance with these debt covenants as of September 30, 2015.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income:
Net income from continued operations	$1,607	$5,097	$8,205	$18,883
Income (loss) from discontinued operations	$804	$(4,106)	$2,116	$(4,993)
Net income attributable to common shareholders	$2,766	$1,017	$10,994	$13,916

Basic weighted average shares outstanding	18,688	17,310	18,678	16,563

Basic net income per common share:
Net income from continued operations	$0.09	$0.29	$0.44	$1.14
Income (loss) from discontinued operations	$0.04	$(0.24)	$0.11	$(0.30)
Net income attributable to common shareholders	$0.15	$0.06	$0.59	$0.84

Diluted shares outstanding:
Basic weighted average shares outstanding	18,688	17,310	18,678	16,563
Stock options and restricted stock units	429	502	515	505
Diluted weighted average shares outstanding	19,117	17,812	19,193	17,068

Diluted net income per common share:
Net income from continued operations	$0.08	$0.29	$0.43	$1.11
Income (loss) from discontinued operations	$0.04	$(0.23)	$0.11	$(0.29)
Net income attributable to common shareholders	$0.15	$0.06	$0.57	$0.82

Potentially dilutive shares excluded from diluted per share amounts	348	133	348	133

Potentially anti-dilutive shares excluded from diluted per share amounts	752	210	613	210

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

On February 25, 2015, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,865 that was paid on March 23, 2015, to shareholders of record on March 12, 2015. On May 7, 2015, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,875 that was paid on June 2, 2015, to shareholders of record on May 22, 2015. On August 10, 2015, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1,880 that was paid on September 8, 2015, to shareholders of record on August 25, 2015.

Share Repurchase Program

In December 2014, the Company completed share repurchases under its previously announced $10 million share repurchase program. In November 2014, the Board of Directors authorized a $20 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At September 30, 2015, the remaining balance available for repurchases under the program was $13,874.

The following is a summary of the Company’s repurchases of common shares during the nine months ended September 30, 2015:

Period	Number of Shares	Average Price Paid per Share	Program Balance Used for Repurchases
January 1 — September 30, 2015	458	$13.37	$6,126

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

Share-Based Compensation

During the year ended December 31, 2012, the Company’s shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”).  The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500 shares of the Company’s common stock were originally authorized for the granting of awards under the 2012 Incentive Plan. In January 2015, the Company’s shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of Common Stock reserved for issuance by 1,500 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for the nine-month period ended September 30, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2014	2,037	$11.69
Granted	310	14.27
Forfeited or cancelled	(268)	14.30
Exercised	(399)	9.79
Options outstanding at September 30, 2015	1,680	12.20

During the nine-month period ended September 30, 2015, the Company issued time-based stock options to purchase 310 shares of common stock under the 2012 Stock Incentive Plan to the Company’s Board of Directors and executive officers. These options were issued with a weighted-average exercise price of $14.27 per share and a weighted-average grant date fair value of $4.92 per share. All of the options issued have an option termination date of ten years from the option grant date.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine-month period ended September 30, 2015:

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

Share-based compensation expense from time-based stock options for the three-month periods ended September 30, 2015, and 2014, was approximately $424 and $691, respectively; the related tax benefit was approximately $165 and $273, respectively. Share-based compensation expense from time-based stock options for the nine-month periods ended September 30, 2015, and 2014, was approximately $1,164 and $2,307, respectively; the related tax benefit was approximately $457 and $911, respectively. As of September 30, 2015, and December 31, 2014, the unrecognized share-based compensation expense related to the grants described above was $1,451 and $2,018, respectively. As of September 30, 2015, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.6 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the nine-month periods ended September 30, 2015 and 2014.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $757 of potential share-based compensation expense.

At September 30, 2015, the aggregate intrinsic value of outstanding stock options to purchase 1,680 shares of common stock, exercisable stock options to purchase 902 shares of common stock and stock options to purchase 637 shares of common stock that are expected to vest was $1,383, $1,351 and $31, respectively. At December 31, 2014, the aggregate intrinsic value of outstanding options to purchase 2,037 shares of common stock, the exercisable options to purchase 1,069 shares of common stock, and options to purchase 794 shares of common stock expected to vest was $6,801, $4,928 and $1,779, respectively.

Restricted Stock Units

The Company’s outstanding restricted stock units (RSUs), include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date; performance-based RSUs, which vest upon achieving both cumulative annual net sales growth targets over a rolling one-year period and RSUs which vest upon achieving operating income and earnings per share targets over a rolling one-year period. RSUs given to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At September 30, 2015, and December 31, 2014, there were 43 and 32 vested RSUs given to the Board of Directors outstanding that had a remaining restriction period.

Restricted stock unit activity for the period ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2014	180	$15.09
Granted	675	12.64
Issued	(30)	13.63
Forfeited or cancelled	(77)	12.90
Units outstanding at September 30, 2015	748	12.50

During the nine-month period ended September 30, 2015, the Company granted 675 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Company’s board, executive officers and other employees, which are composed of both time-based RSUs and net sales and operating income and earnings per share performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $13.11 per share and vest in annual installments over a three year period from the grant date or after a three-year cliff. The net sales and operating income and earnings per share performance-based RSUs were issued with a weighted-average grant date fair value of $12.13 per share and vest upon achieving both (i) net sales and operating income targets over a three year period from the grant date and (ii) earnings per share targets over a six year period from the grant date.

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

Share-based compensation expense from RSUs for the three-month periods ended September 30, 2015, and 2014, was approximately $767 and $261, respectively; the related tax benefit was approximately $299 and $103, respectively. Share-based compensation expense from RSUs for the nine-month periods ended September 30, 2015, and 2014, was approximately $2,106 and $727, respectively; the related tax benefit was approximately $828 and $287 respectively. As of September 30, 2015, and December 31, 2014, the unrecognized share-based compensation expense related to the grants described above was $3,281 and $849, respectively. As of September 30, 2015, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 2.0 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue and EPS performance-based RSUs for the nine-month periods ended September 30, 2015 and 2014.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $2,900 of potential share-based compensation expense.

The number of shares issued upon vesting or exercise for restricted stock units granted, pursuant to the Company’s share-based compensation plans, is net of shares withheld to cover the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was eight shares for the nine-month period ended September 30, 2015. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Stock appreciation right activity for the period ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2014	30	$5.47
Granted	—	—
Forfeited or cancelled	(10)	5.86
Exercised	—	—
Units outstanding at September 30, 2015	20	5.27

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

Share-based compensation expense from SARs for the three-month period ended September 30, 2015, was $0; and the related tax benefit was approximately $0. Share-based compensation expense from SARs for the nine-month period ended September 30, 2015, was approximately $6 and the related tax benefit was approximately $3. As of September 30, 2015, and December 31, 2014, the unrecognized share-based compensation expense related to the grants described above was $47 and $150, respectively. As of September 30, 2015, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.8 years.

(10)              Segment Information

The Company has four business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing relative performance.

The Company has three business segments that operate under the Nature’s Sunshine® Products brand and are divided based on the characteristics of their Distributor base, similarities in compensation plans, as well as the internal organization of NSP’s officers and their responsibilities (NSP Americas; NSP Russia, Central and Eastern Europe; and NSP China and New Markets). The Company’s fourth business segment operates under the Synergy® WorldWide brand, which distributes its products through different selling and Distributor compensation plans and has products with formulations that are sufficiently different from those of NSP Americas; NSP Russia, Central and Eastern Europe; and NSP China and New Markets to warrant accounting for these operations as a separate business segment. The Company’s  China and New Markets segment is deploying a multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through a direct selling model across China as well as e-commerce. The time to market will be dependent upon regulatory processes including product registration and permit approvals. Due to a change in the Chinese regulatory environment, the Company has indefinitely deferred its entry into the retail channel.  The China and New Markets segment also includes the Company’s wholesale sales business, in which the Company sells its products to various locally managed entities independent of the Company that have distribution rights for the relevant market. All of the net sales revenue to date in the China and New Markets segment is through the Company’s wholesale business to foreign markets outside of China set forth above that were previously part of NSP Americas. Net sales revenues for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

In the fourth quarter of 2014, the Company created the China and New Markets segment. The Company moved the reporting of its wholesale business, in which the Company sells its products to a locally managed entity independent of the Company that has distribution rights for the market, from the NSP Americas segment to the China and New Markets segment during the year ended December 31, 2014, as well as the results of its NSP Peru and United Kingdom markets, which were converted to wholesale markets during the prior year.

Reportable business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales revenue:
NSP Americas	$44,483	$45,774	$136,043	$138,447
NSP Russia, Central and Eastern Europe	6,321	11,753	20,579	39,628
Synergy WorldWide	27,797	34,732	85,045	97,262
China and New Markets	985	1,147	3,044	4,367
Total net sales revenue	79,586	93,406	244,711	279,704

Contribution margin (1):
NSP Americas	18,685	18,968	57,232	56,819
NSP Russia, Central and Eastern Europe	2,287	4,186	7,197	14,145
Synergy WorldWide	8,809	12,010	26,677	34,495
China and New Markets	472	582	1,383	2,048
Total contribution margin	30,253	35,746	92,489	107,507

Selling, general and administrative	27,115	30,200	80,837	89,293
Total operating income	3,138	5,546	11,652	18,214

Other income (expense), net	(247)	(42)	(567)	(383)
Income before provision for income taxes	$2,891	$5,504	$11,085	$17,831

(1)              Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales revenue for the three and nine-month periods ended September 30, 2015 and 2014, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales revenue:
United States	$36,603	$36,209	$112,179	$112,507
South Korea	12,191	16,252	36,341	42,959
Other	30,792	40,945	96,191	124,238
	$79,586	$93,406	$244,711	$279,704

Revenue generated by each of the Company’s product lines is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NSP Americas:
General health	$20,119	$19,704	$59,607	$59,522
Immune	5,095	5,721	16,350	16,763
Cardiovascular	3,026	3,204	9,670	9,773
Digestive	12,521	13,489	39,149	40,859
Personal care	952	994	2,792	3,050
Weight management	2,770	2,662	8,475	8,480
	44,483	45,774	136,043	138,447
NSP Russia, Central and Eastern Europe:
General health	$2,532	$4,507	$8,210	$14,883
Immune	770	1,492	2,446	4,960
Cardiovascular	391	730	1,290	2,457
Digestive	1,829	3,093	5,651	10,491
Personal care	563	1,410	2,072	4,746
Weight management	236	521	910	2,091
	6,321	11,753	20,579	39,628
Synergy WorldWide:
General health	$11,381	$12,367	$32,317	$34,809
Immune	157	243	641	710
Cardiovascular	8,221	11,500	25,821	33,596
Digestive	4,016	6,069	12,938	16,039
Personal care	1,343	1,981	4,403	5,451
Weight management	2,679	2,572	8,925	6,657
	27,797	34,732	85,045	97,262
China and New Markets
General health	$471	$497	$1,428	$1,849
Immune	123	145	384	583
Cardiovascular	70	65	224	256
Digestive	240	356	755	1,257
Personal care	24	20	70	74
Weight management	57	64	183	348
	985	1,147	3,044	4,367
	$79,586	$93,406	$244,711	$279,704

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows:

	September 30, 2015	December 31, 2014
Property, plant and equipment:
United States	$62,390	$48,013
Other	2,693	3,330
Total property, plant and equipment	$65,083	$51,343

(11)              Income Taxes

For the three months ended September 30, 2015 and 2014, the Company’s provision for income taxes, as a percentage of income before income taxes, was 44.4 percent and 7.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2015 and 2014, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was 26.0 percent and (5.9) percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2015, was primarily attributed to current year foreign losses that presently do not provide future tax benefits, partially offset by adjustments to the valuation allowance on U.S. foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2015, was primarily attributed to the valuation allowances on U.S. foreign tax credits and on U.S. capital loss carryforwards, partially offset by the impact of current year losses that presently do not provide a future tax benefit.

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

Changes to the effective rate due to unbenefited foreign losses, dividends received from foreign subsidiaries and the impact of foreign tax credits are expected to be recurring. Depending on various factors, changes from the foregoing items may be favorable or unfavorable in a particular period.

The Company’s U.S. federal income tax returns for 2012 through 2014 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2008 through 2014.

As of September 30, 2015, the Company had accrued $6,978 related to unrecognized tax positions compared with $6,598 as of December 31, 2014.  This net increase was primarily attributed to increases in transfer pricing contingencies.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of September 30, 2015, and December 31, 2014, accrued liabilities include $325 and $2,760, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company believes future payments related to these matters could range from $0 to approximately $2,600.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of September 30, 2015:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
U.S. government security funds	$1,786	$—	$—	$1,786
Trading investment securities	992	—	—	992
Total assets measured at fair value on a recurring basis	$2,778	$—	$—	$2,778

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2014:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
Municipal obligations	$—	$101	$—	$101
U.S. government security funds	1,776	—	—	1,776
Equity securities	669	—	—	669
Trading investment securities	1,038	—	—	1,038
Total assets measured at fair value on a recurring basis	$3,483	$101	$—	$3,584

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

For the nine months ended September 30, 2015, and for the year ended December 31, 2014, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and the revolving credit facility payable approximate fair value due to their short-term nature. During the nine months ended September 30, 2015 and 2014, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in its Annual Report on Form 10-K for the year ended December 31, 2014, and its Reports on Form 8-K filed since the date of such Form 10-K. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements”. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. The Company’s actual results, performance or achievements may differ materially from the results discussed in this Item 2 because of various factors, including those set forth elsewhere herein. See “Cautionary Note Regarding Forward-Looking Statements”.

Throughout this report, we refer to Nature’s Sunshine Products, Inc., together with its subsidiaries, as “we,” “us,” “our,” “Company” or “the Company.”

OVERVIEW

Nature’s Sunshine Products, Inc., together with its subsidiaries, is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent Managers and Distributors who use the products themselves or resell them to other independent Distributors or customers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of its major product groups are subject to regulation by one or more governmental agencies.

The Company has four business segments that are divided based on the different characteristics of their Distributor bases, selling and Distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations.  Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and China and New Markets). The Company’s China and New Markets segment is deploying a multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through a direct selling model across China as well as e-commerce.  The time to market will be dependent upon regulatory processes including product registration and permit approvals. Due to a change in the Chinese regulatory environment, the Company has indefinitely deferred its entry into the retail channel.  The China and New Markets segment also includes the Company’s wholesale sales business, in which the Company sells its products to various locally managed entities independent of the Company that have distribution rights for the relevant market. All of the net sales revenue to date in the China and New Markets segment is through the Company’s wholesale business to foreign markets outside of China detailed below. The wholesale business was previously part of NSP Americas.  The fourth business segment operates under the Synergy® WorldWide brand.

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, and the United States. The Company markets its products through a wholesale model to Argentina, Australia, Chile, Israel, New Zealand, Norway, Peru and the United Kingdom. The Company discontinued operations in Vietnam during the second quarter of 2015, which were approximately 0.1 percent and 0.4 percent of consolidated net sales during the nine month periods ended September 30, 2015 and 2014, respectively.

In the third quarter of 2015, the Company experienced a decrease in its consolidated net sales of 14.8 percent (or 8.8 percent in local currencies) compared to the same period in 2014. NSP Russia, Central and Eastern Europe net sales decreased approximately 46.2 percent compared to the same period in 2014. Synergy WorldWide net sales decreased approximately 20.0 percent compared to the same period in 2014 (or 8.9 percent in local currencies). NSP Americas net sales decreased approximately 2.8 percent compared to the same period in 2014 (or increased 0.7 percent in local currencies). China and New Markets net sales decreased approximately 14.1 percent compared to the same period in 2014. During the third quarter of 2015, the Synergy Worldwide segment experienced net sales growth in local currencies in Japan, Thailand, and Indonesia and the NSP Americas segment experienced net sales growth in local currencies in North America. Excluding the NSP Russia, Central and Eastern Europe segment, net sales decreased by approximately 10.3% percent (or 3.6 percent in local currencies) during the third quarter of 2015. The strengthening of the U.S. dollar versus the local currencies of the Company’s European, Latin American and Asian markets resulted in an approximate 8.8 percent or $5.6 million reduction of its net sales during the third quarter of 2015.

The Company expects that sales in NSP Russia, Central and Eastern Europe will continue to be affected by political unrest in Ukraine and Russia, sanctions against Russia and the significant impact of currency devaluation. It does not expect this decline in net sales to reverse in the near term. It remains strongly supportive and engaged with its independent Distributors in the region, and believe its solid foundation and strong relationships in the region will allow it to reignite growth once the political situation and currency value stabilize.

In absolute terms, selling, general and administrative expenses decreased $3.1 million during the third quarter of 2015. Over the same period, selling, general and administrative costs as a percentage of net sales revenue for 2015, increased to 34.1 percent from 32.3 percent in 2014. The percentage increase was primarily the result of the decrease in net sales from the Company’s NSP Russia, Central & Eastern Europe, the impact of foreign currency devaluation versus the U.S. dollar in certain of its other markets, and previously announced restructuring charges of approximately $0.3 million taken during the quarter as part of a plan to streamline operations as discussed below.

The Company distributes its products to consumers through an independent sales force comprised of Managers and Distributors, some of whom also consume its products. Typically a person who joins the Company’s independent sales force begins as a Distributor. A Distributor may earn Manager status by committing more time and effort to selling the Company’s products, recruiting productive independent Distributors and attaining certain product sales levels. On a worldwide basis, active Managers were approximately 13,000 and 15,500, and active Distributors and customers were approximately 256,800 and 298,000, at September 30, 2015 and 2014, respectively, primarily due to declines in our NSP Russia, Central and Eastern Europe segment as a result of the conditions noted above, as well as the conversion of the NSP Peru and United Kingdom markets to wholesale markets.

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

In April 2015, the Company announced its plan to streamline its operations and refocus its activities on profitable growth opportunities. The planned streamlining is expected to reduce costs, improve efficiencies and renew focus on larger and more profitable Company markets. As part of the plan, the Company eliminated approximately 100 positions worldwide through both severance and attrition and ceased operations in Vietnam. The Company incurred $0.3 million of non-recurring expenses during the quarter. Net sales in Vietnam were approximately 0.1 and 0.4 percent of consolidated net sales for the nine months ended September 30, 2015 and 2014, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes the Company’s unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales revenue for the three months ended September 30, 2015 and 2014 (dollar amounts in thousands).

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014		Change
	Total	Percent of	Total	Percent of	Total
	dollars	net sales	dollars	net sales	dollars	Percentage
Net sales revenue	$79,586	100.0%	$93,406	100.0%	$(13,820)	(14.8)%
Cost of sales	(20,643)	(25.9)	(22,742)	(24.3)	2,099	(9.2)
	58,943	74.1	70,664	75.7	(11,721)	(16.6)

Volume incentives	28,690	36.0	34,918	37.4	(6,228)	(17.8)
SG&A expenses	27,115	34.1	30,200	32.3	(3,085)	(10.2)
Operating income	3,138	3.9	5,546	5.9	(2,408)	(43.4)
Other income (loss), net	(247)	(0.3)	(42)	(0.0)	(205)	488.1
Income from continuing operations before income taxes	2,891	3.6	5,504	5.9	(2,613)	(47.5)
Provision for income taxes	1,284	1.6	407	0.4	877	215.5
Net income from continuing operations	$1,607	2.0%	$5,097	5.5%	$(3,490)	(68.5)%

The following table summarizes the Company’s unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales revenue for the nine months ended September 30, 2015 and 2014 (dollar amounts in thousands).

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014		Change
	Total	Percent of	Total	Percent of	Total
	dollars	net sales	dollars	net sales	dollars	Percentage
Net sales revenue	$244,711	100.0%	$279,704	100.0%	$(34,993)	(12.5)%
Cost of sales	(63,592)	(26.0)	(68,116)	(24.4)	4,524	(6.6)
	181,119	74.0	211,588	75.6	(30,469)	(14.4)

Volume incentives	88,630	36.2	104,081	37.2	(15,451)	(14.8)
SG&A expenses	80,837	33.0	89,293	31.9	(8,456)	(9.5)
Operating income	11,652	4.8	18,214	6.5	(6,562)	(36.0)
Other income (loss), net	(567)	(0.2)	(383)	(0.1)	(184)	48.0
Income from continuing operations before income taxes	11,085	4.5	17,831	6.4	(6,746)	(37.8)
Provision (benefit) for income taxes	2,880	1.2	(1,052)	(0.4)	3,932	(373.8)
Net income from continuing operations	$8,205	3.4%	$18,883	6.8%	$(10,678)	(56.5)%

Net Sales Revenue

The Company’s international operations have provided and are expected to continue to provide, a significant portion of its total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how its underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, it compares the percentage change in net sales from one period to another period by excluding the effects of foreign currency exchange as shown below. Net sales excluding the impact of foreign exchange fluctuations is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of its foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. The Company believes presenting the impact of foreign currency fluctuations is useful to investors because it allows a more meaningful comparison of net sales of its foreign operations from period to period. However, net sales excluding the impact of foreign currency fluctuations should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. See Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following table summarizes the changes in the Company’s net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the three months ended September 30, 2015 and 2014 (dollar amounts in thousands);

	Net Sales Revenue by Operating Segment
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas:
NSP North America	$36,371	$36,228	0.4%	$(526)	1.8%
NSP Latin America	8,112	9,546	(15.0)	(1,092)	(3.6)
	44,483	45,774	(2.8)	(1,618)	0.7

NSP Russia, Central and Eastern Europe	6,321	11,753	(46.2)	(124)	(45.2)

Synergy WorldWide:
Synergy Asia Pacific	18,915	23,426	(19.3)	(2,658)	(7.9)
Synergy Europe	6,071	7,538	(19.5)	(1,173)	(3.9)
Synergy North America	2,811	3,768	(25.4)	—	(25.4)
	27,797	34,732	(20.0)	(3,831)	(8.9)

China and New Markets	985	1,147	(14.1)	—	(14.1)

	$79,586	$93,406	(14.8)%	$(5,573)	(8.8)%

The following table summarizes the changes in the Company’s net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the nine months ended September 30, 2015 and 2014 (dollar amounts in thousands);

	Net Sales Revenue by Operating Segment
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency

NSP Americas:
NSP North America	$111,361	$109,971	1.3%	$(1,255)	2.4%
NSP Latin America	24,682	28,476	(13.3)	(2,464)	(4.7)
	136,043	138,447	(1.7)	(3,719)	0.9

NSP Russia, Central and Eastern Europe	20,579	39,628	(48.1)	(349)	(47.2)

Synergy WorldWide:
Synergy Asia Pacific	56,378	62,602	(9.9)	(5,039)	(1.9)
Synergy Europe	19,469	22,793	(14.6)	(4,199)	3.8
Synergy North America	9,198	11,867	(22.5)	—	(22.5)
	85,045	97,262	(12.6)	(9,238)	(3.1)

China and New Markets	3,044	4,367	(30.3)	—	(30.3)

	$244,711	$279,704	(12.5)%	$(13,306)	(7.8)%

Consolidated net sales revenue for the three and nine months ended September 30, 2015, was $79.6 million and $244.7 million, respectively, compared to $93.4 million and $279.7 million for the same periods in 2014, or a decrease of approximately 14.8 and 12.5 percent, respectively. The decline was principally related to a $5.4 million and $19.0 million decline in net sales revenue in the Company’s NSP Russia, Central and Eastern Europe segment for the three and nine months ended September 30, 2015, as well as a $5.6 million and $13.3 million unfavorable impact in foreign currency exchange rate fluctuations in its other foreign markets during the same periods. Excluding the unfavorable impact of foreign currency exchange rate fluctuations in its other foreign markets, the Company’s consolidated net sales revenue would have decreased by 8.8 percent and 7.8 percent from 2014 for the three and nine month periods ended September 30, 2015.

NSP Americas

Net sales revenue related to NSP Americas for the three and nine months ended September 30, 2015, was $44.5 million and $136.0 million, respectively, compared to $45.8 million and $138.4 million for the same periods in 2014, or a decrease of 2.8 and 1.7 percent, respectively. In local currency, net sales increased 0.7 percent and 0.9 percent, compared to the same three and nine month periods in 2014. Fluctuations in foreign exchange rates had a $1.6 million and $3.7 million unfavorable impact on net sales for the three and nine months ended September 30, 2015. Active Managers within NSP Americas totaled approximately 6,800 and 7,100 at September 30, 2015 and 2014, respectively. Active Distributors and customers within NSP Americas totaled approximately 136,900 and 140,500 at September 30, 2015 and 2014, respectively. The number of independent Managers, Distributors and customers decreased primarily due to lower recruiting in the Company’s Latin American markets. Independent Managers were down 4.2 percent, and active independent Distributors and customers were down 2.6 percent, compared to the prior year. Although active Distributors and customers are down year-over-year, Distributors and customers have grown 1.0% over the second quarter of 2015. Despite the decline in active Distributors and customers year-over-year, net sales growth in local currency has come as a result of higher productivity within the Company’s existing base. The active independent Managers category includes independent Managers under its various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active independent Distributors and customers category includes the Company’s independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous nine months.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales revenues increased approximately $0.6 million and $2.3 million, or 1.8 percent and 2.3 percent, for the three and nine months ended September 30, 2015, respectively, compared to the same period in 2014.  Growth this quarter marked the market’s fifth consecutive quarter of growth, and the first quarter of growth on a previous growth quarter, as it continued to see its new sales programs gain traction. This market has seen increased adoption of both the IN.FORM business model, which is focused on weight management and a daily habit of health, and its retail sales tools.  In addition, this year the Company launched two new patent pending products and relaunched an updated essential oils line in support of this key market.

In Latin America, net sales revenues decreased approximately $1.4 million and $3.8 million, or 15.0 percent and 13.3 percent, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. In local currency, net sales decreased 3.6 percent and 4.7 percent, compared to the same periods in 2014. Currency devaluation had a $1.1 million and $2.5 million unfavorable impact on net sales for the three and nine months ended September 30, 2015. In NSP Latin America, the Company faced continued headwinds due to changing regulations for product registration. To address this, the Company istaking steps to transition its markets to adopt the IN.FORM business model, and at the same time, ensuring that its resources are aligned with this initiative.

NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, and Belarus) for the three and nine months ended September 30, 2015, was $6.3 million and $20.6 million, respectively, compared to $11.8 million and $39.6 million for the same periods in 2014, or decreases of 46.2 percent and 48.1 percent. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 2,700 and 4,400 at September 30, 2015 and 2014, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 66,500 and 99,500 at September 30, 2015 and 2014, respectively. Net sales and the number of independent Managers, Distributors and customers buying and distributing the Company’s products decreased primarily as a result of the current political uncertainty in Ukraine and across the region, and the market decline in the value of the Ukrainian hryvnia and Russian ruble against the U.S. dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within the Company’s financial statements, its products in Ukraine and Russia are priced in local currencies pegged to current U.S. dollar exchange rates and therefore become more expensive when the local currency declines in value. The Company  remains strongly supportive and engaged with its independent Distributors in the region, and is supporting their activity with additional promotions and training. However, at this time, the Company expects that sales in its NSP Russia, Central and Eastern Europe segment will continue to be affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation. It is continuing to evaluate various options to keep its distributor base engaged by reviewing its pricing and providing product kits aligned with areas of distributor focus.  The Company’s strong partnership with its local partner should provide a solid foundation to reignite growth once the situation stabilizes.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the three and nine months ended September 30, 2015, of $27.8 million and $85.0 million, respectively, compared to $34.7 million and $97.3 million for the same periods in 2014, or decreases of 20.0 percent and 12.6 percent. Fluctuations in foreign exchange rates had $3.8 million and $9.2 million unfavorable impacts on net sales for the three and nine months ended September 30, 2015, respectively. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have decreased by 8.9 percent and 3.1 percent from the same periods in 2014.  Active independent Managers within Synergy WorldWide totaled approximately 3,500 and 4,000 at September 30, 2015 and 2014, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 53,400 and 58,000 at September 30, 2015 and 2014, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach. Synergy WorldWide reported a decline in net sales revenue in local currencies due to lower year-over-year sales in Korea, Europe, and North America, offset by improvements in Japan and Thailand for the three months ended September 30, 2015.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales revenue decreased $4.1 million and $6.6 million, or 25.0 percent and 15.4 percent, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. This decline was partially related to the adverse impact of fluctuations in foreign exchange rates, which had a $1.6 and $2.8 million unfavorable impact on net sales for the three and nine months ended September 30, 2015. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales decreased 15.2 and 9.0 percent for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Despite the decline in local currency sales year-over-year, local currency sales for the third quarter of 2015 did increase over the second quarter of 2015 by 7.3%. The decline in local currency net sales was primarily due to new internet advertising restrictions on sites that were used successfully to promote net sales growth in 2014. To address this, the market launched new distributor acquisition programs, including a new Home Health Party program to provide the market’s distributors, affected by these internet advertising restrictions, additional tools to grow their businesses.

In Europe, net sales revenues decreased approximately $1.5 million and $3.3 million, or 19.5 percent and 14.6 percent, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Fluctuations in foreign exchange rates, had $1.2 million and $4.2 million unfavorable impacts on net sales for the three and nine months ended September 30, 2015, respectively. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales decreased 3.9 percent and increased 3.8 percent for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.  The growth in local currencies for the nine months ended September 30, 2015 has been driven by the investment in additional sales resources last year, including several new regional sales managers, and the launch of the Company’s weight management product plan.

In Japan, net sales revenues was up slightly and increased approximately $0.1 million, or 0.7 percent and 1.7 percent, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Fluctuations in foreign exchange rates had $0.5 million and $1.5 million unfavorable impacts on net sales for the three and nine months ended September 30, 2015, respectively. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales increased 18.5 percent and 19.5 percent for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The Company continues to see the growth of new products and implemented programs to stimulate activity, which have had a positive impact on sales volume in this market since the first quarter of 2015.

In North America, net sales revenues decreased approximately $1.0 million and $2.7 million, or 25.4 percent and 22.5 percent, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. These declines in sales are primarily driven by lower Distributor recruiting. Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation.

China and New Markets

China and New Markets reported wholesale related net sales revenue for the three and nine months ended September 30, 2015, of $1.0 million and $3.0 million, respectively, compared to $1.1 million and $4.4 million for the same periods in 2014, or decreases of 14.1 percent and 30.3 percent. The changes in net sales is primarily related to the conversion of NSP Peru and United Kingdom to wholesale markets in 2014.

Due to the size of NSP Peru and United Kingdom markets, lack of net sales growth, and continuing operating losses, the Company made the decision to transition these markets to wholesale markets, in which it sells its products to a locally managed entity independent of the Company that has distribution rights for the market, effective December 30, 2014 and April 1, 2014, respectively.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and China and New Markets business segments is set forth in Note 10 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue increased to 25.9 percent and 26.0 percent for the three and nine months ended September 30, 2015, respectively, compared to 24.3 percent and 24.4 percent for the same periods in 2014. The increases in the cost of sales percentages are primarily due to the strengthening of the U.S. dollar against the local currencies in many of the Company’s foreign markets, which has made its products more expensive in those markets, as well as an unfavorable net change of approximately $0.5 million in inventory reserves year-over-year for nine months ended September 30, 2015 as compared to 2014. The overall unfavorable change in inventory reserves for the nine-month periods was due to a release of reserves in the prior year due to sales growth in many regions offset partially by increases in reserves for products in its NSP Russia, Central & Eastern Europe market this year.

Volume Incentives

Volume incentives as a percent of net sales revenue decreased to 36.0 percent and 36.2 percent for the three and nine months ended September 30, 2015, respectively, compared to 37.4 percent and 37.2 percent from the same periods in 2014. The decreases were primarily due to market mix changes from declines in the Company’s NSP Russia, Central and Eastern Europe market, which pay higher sales commission rates than its global commission rate average.

Selling, General and Administrative

Selling, general and administrative expenses decreased by approximately $3.1 million and $8.5 million to $27.1 million and $80.8 million for the three and nine months ended September 30, 2015 and 2014, respectively. Selling, general and administrative expenses were 34.1 percent and 33.0 percent of net sales revenue for the three and nine months ended September 30, 2015, respectively, compared to 32.3 percent and 31.9 percent for the same periods in 2014.

The decreases in selling, general and administrative expenses for the three and nine months periods ended September 30, 2015 were primarily related:

•                  $0.3 and $2.1 million of prior year non-recurring professional fees related to pursuing a strategic alliance with Fosun Pharma and the evaluation and negotiation with a company with an alternative distribution channel, which the Company ultimately declined to pursue for each period, respectively;

•                  $1.0 million and $3.2 million reduction of service costs due to lower net sales in Russia, Central and Eastern Europe for each period, respectively;

•                  $1.6 million and $2.9 million reduction U.S. healthcare and other benefit costs for each period, respectively;

•                  $1.3 million and $3.1 million of favorable exchange rate changes due to the strengthening of the U.S dollar relative to other foreign currencies for each period, respectively; and

•                  $0.2 million and $0.7 million of non-recurring costs in 2014 related to the Company’s former NSP Peru & United Kingdom markets (primarily in the 1st quarter of 2014 for each period, respectively).

Offset by:

•                  $0.3 million and 2.4 million of non-recurring restructuring charges to streamline the Company’s operations for each period, respectively; and

•                  $1.8 million and $3.3 million of increased investment in China for each period, respectively.

Other Income (Expense), Net

Other income (expense) net, for the three and nine months ended September 30, 2015, increased $0.2 million and $0.2 million, respectively, compared to the same periods in 2014.

Income Taxes

For the three months ended September 30, 2015 and 2014, the Company’s provision for income taxes, as a percentage of income before income taxes, was 44.4 percent and 7.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2015 and 2014, the Company’s provision (benefit) for income taxes, as a percentage of income before income taxes was 26.0 percent and (5.9) percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2015, was primarily attributed to current year foreign losses that presently do not provide future tax benefits, partially offset by adjustments to the valuation allowance on U.S. foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2015, was primarily attributed to adjustments to the valuation allowances on U.S. foreign tax credits and on U.S. capital loss carryforwards, partially offset by the impact of current year losses that presently do not provide a future tax benefit.

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

Changes to the effective rate due to unbenefited foreign losses, dividends received from foreign subsidiaries and the impact of foreign tax credits are expected to be recurring. Depending on various factors, changes from the foregoing items may be favorable or unfavorable in a particular period.

The Company’s U.S. federal income tax returns for 2012 through 2014 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2008 through 2014.

As of September 30, 2015, the Company had accrued $7.0 million related to unrecognized tax positions compared with $6.6 million as of December 31, 2014.  This net increase was primarily attributed to increases in transfer pricing contingencies.

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

Product Categories

The Company’s line of over 700 products includes several different product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. It purchases herbs and other raw materials in bulk and, after rigorous quality control testing, it formulates, encapsulates, tablets or concentrates them, labels and packages them for shipment. Most of its products are manufactured at its facility in Spanish Fork, Utah. Contract manufacturers produce some of its products in accordance with its exacting specifications and standards. The Company has implemented stringent quality control procedures to verify that its contract manufacturers have complied with its specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2015 and 2014, by business segment.

	Three months Ended September 30,
	2015		2014
NSP Americas:
General health	$20,119	45.2%	$19,704	43.0%
Immune	5,095	11.5	5,721	12.5
Cardiovascular	3,026	6.8	3,204	7.0
Digestive	12,521	28.1	13,489	29.5
Personal care	952	2.1	994	2.2
Weight management	2,770	6.2	2,662	5.8
Total NSP Americas	44,483	100.0%	45,774	100.0%

NSP Russia, Central and Eastern Europe:
General health	$2,532	40.1%	$4,507	38.3%
Immune	770	12.2	1,492	12.7
Cardiovascular	391	6.2	730	6.2
Digestive	1,829	28.9	3,093	26.3
Personal care	563	8.9	1,410	12.0
Weight management	236	3.7	521	4.4
Total NSP Russia, Central and Eastern Europe	6,321	100.0%	11,753	100.0%

Synergy WorldWide:
General health	$11,381	40.9%	$12,367	35.6%
Immune	157	0.6	243	0.7
Cardiovascular	8,221	29.6	11,500	33.1
Digestive	4,016	14.4	6,069	17.5
Personal care	1,343	4.8	1,981	5.7
Weight management	2,679	9.6	2,572	7.4
Total Synergy WorldWide	27,797	100.0%	34,732	100.0%

China and New Markets:
General health	$471	47.8%	$497	43.3%
Immune	123	12.5	145	12.6
Cardiovascular	70	7.1	65	5.7
Digestive	240	24.4	356	31.0
Personal care	24	2.4	20	1.7
Weight management	57	5.8	64	5.6
Total China and New Markets	985	100.0%	1,147	100.0%

Consolidated:
General health	$34,503	43.4%	$37,075	39.7%
Immune	6,145	7.7	7,601	8.1
Cardiovascular	11,708	14.7	15,499	16.6
Digestive	18,606	23.4	23,007	24.6
Personal care	2,882	3.6	4,405	4.7
Weight management	5,742	7.2	5,819	6.2
Total Consolidated	$79,586	100.0%	$93,406	100.0%

	Nine Months Ended September 30,
	2015		2014
NSP Americas:
General health	$59,607	43.8%	$59,522	43.0%
Immune	16,350	12.0	16,763	12.1
Cardiovascular	9,670	7.1	9,773	7.1
Digestive	39,149	28.8	40,859	29.5
Personal care	2,792	2.1	3,050	2.2
Weight management	8,475	6.2	8,480	6.1
Total NSP Americas	136,043	100.0%	138,447	100.0%

NSP Russia, Central and Eastern Europe:
General health	$8,210	39.9%	$14,883	37.6%
Immune	2,446	11.9	4,960	12.5
Cardiovascular	1,290	6.3	2,457	6.2
Digestive	5,651	27.5	10,491	26.5
Personal care	2,072	10.1	4,746	12.0
Weight management	910	4.4	2,091	5.3
Total NSP Russia, Central and Eastern Europe	20,579	100.0%	39,628	100.0%

Synergy WorldWide:
General health	$32,317	38.0%	$34,809	35.8%
Immune	641	0.8	710	0.7
Cardiovascular	25,821	30.4	33,596	34.5
Digestive	12,938	15.2	16,039	16.5
Personal care	4,403	5.2	5,451	5.6
Weight management	8,925	10.5	6,657	6.8
Total Synergy WorldWide	85,045	100.0%	97,262	100.0%

China and New Markets:
General health	$1,428	46.9%	$1,849	42.3%
Immune	384	12.6	583	13.4
Cardiovascular	224	7.4	256	5.9
Digestive	755	24.8	1,257	28.8
Personal care	70	2.3	74	1.7
Weight management	183	6.0	348	8.0
Total China and New Markets	3,044	100.0%	4,367	100.0%

Consolidated:
General health	$101,562	41.5%	$111,063	39.7%
Immune	19,821	8.1	23,016	8.2
Cardiovascular	37,005	15.1	46,082	16.5
Digestive	58,493	23.9	68,646	24.5
Personal care	9,337	3.8	13,321	4.8
Weight management	18,493	7.6	17,576	6.3
Total Consolidated	$244,711	100.0%	$279,704	100.0%

The following table summarizes the Company’s product lines by category:

Category	Description	Selected Representative Products
General health

The Company distributes a wide selection of general health products. The general health line is a combination of assorted health products related to blood sugar support, bone health, cellular health, cognitive function, joint health, mood, sexual health, sleep, sports and energy, and vision.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Anxiouslesstm, CurcuminBP, Everflex®, Ionic Minerals, Mind-Max, Nutri-Calm®, Perfect Eyes®, Skeletal Strength®, Super Supplemental Vitamin and Mineral, Super Trio, Thai-Go®, Vitamin B-Complex, Vitamin D3

Synergy WorldWide:
Core Greens®, Mistica®, Noni Plus, NutriBurst, Spirulina

Immune	The Company distributes immune products. The immune line has been designed to offer products that support and strengthen the human immune system.	NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Elderberry D3fense, Immune Stimulator, Silver Shield, VS-C® Synergy WorldWide: BodyGuard, Colostrum

Cardiovascular

The Company distributes cardiovascular products. The cardiovascular line has been designed to offer products that combine a variety of superior heart health ingredients to give the cardiovascular system optimum support.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: CardioxLDL, Blood, Pressurex, Co-Q10, Flax Seed Oil, Mega-Chel®, Red Yeast Rice, Super Omega-3 EPA

Synergy WorldWide:
E-9, ProArgi-9 Plus®

Digestive	The Company distributes digestive products. The digestive line has been designed to offer products that regulate intestinal and digestive functions in support of the human digestive system.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Bifidophilus Flora Force®, CleanStart®, Food Enzymes, LBS II®, Liquid Chlorophyll, Proactazyme®, Probiotic Eleven®

Synergy WorldWide:
Detox Plus, Liquid Chlorophyll

Personal care	The Company distributes a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: EverFlex® Cream, Pau-D Arco Lotion, Pro-G Yam® Cream, Tei-Fu® Lotion, Vari-Gone®

Synergy WorldWide:
Bright Renewal Serum, Hydrating Toner, 5 in 1
Shampoo, Repair Complex

Weight management

The Company distributes a variety of weight management products. The weight management line has been designed to simplify the weight management process by providing healthy meal replacements and products that increase caloric burn rate.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Fat Grabbers®, Garcinia Combination, Love and Peas, Nature’s Harvest, Nutri-Burn®, SmartMeal, Stixated™, Ultra Therm™

Synergy WorldWide:
Double Burn, SLMSmart™

Distribution and Marketing

The Company’s independent Managers and Distributors market its products to customers through direct selling techniques, as well as sponsoring other independent Managers and Distributors. It seeks to motivate and provide incentives to its independent Managers and Distributors by offering high quality products and providing its independent Managers and Distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

The Company’s products sold in the United States are shipped directly from its manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from its regional warehouses located in Georgia, Ohio and Texas. Many of its international operations maintain warehouse facilities with inventory to supply their independent Managers, Distributors and customers. However, in foreign markets where it does not maintain warehouse facilities, it has contracted with third-parties to distribute its products and provide support services to its independent sales force of independent Managers and Distributors.

As of September 30, 2015, the Company had approximately 256,800 active independent Distributors and customers (as defined below) worldwide who purchase products directly from the Company. In addition, its products can be purchased directly from its independent Distributors. A person who joins the Company’s independent sales force begins as an independent Distributor. An individual can become an independent Distributor by signing up under the sponsorship of someone who is already an independent Distributor or by signing up through the Company, where they will then be randomly assigned an independent Distributor as a sponsor. Many independent Distributors sell the Company’s products on a part-time basis to friends or associates or use the products themselves. An independent Distributor may earn Manager status by attaining certain product sales levels through committing more time and effort to selling the Company’s products, sponsoring productive independent Distributors. Independent Managers resell its products to independent Distributors within their sales group or directly to customers, or use the products themselves. As of September 30, 2015, the Company had approximately 13,000 active independent Managers (as defined below) worldwide. In many of its markets, its independent Managers and Distributors are primarily retailers of its products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, the Company generally sells its products on a cash or credit card basis. From time to time, its U.S. operations extend short-term credit associated with product promotions. For certain of its international operations, it uses independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

The Company pays sales commissions, or “volume incentives” to its independent Managers and Distributors based upon their own product sales and the product sales of their sales organization. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that the Company expensed during the quarters ended September 30, 2015, and 2014, are set forth in its Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

The Company’s revenue is highly dependent upon the number and productivity of its independent Managers, Distributors and customers.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of independent Managers, Distributors and customers.

Within the Company, there are a number of different distributor compensation plans and qualifications, which generate active independent Managers and Distributors with different sales values in its different business segments.  Within the NSP Americas and NSP Russia, Central and Eastern Europe segments, the declines in active independent Managers and Distributors have resulted in declines in sales revenues.  Within Synergy WorldWide, the sales qualifications required for active independent Managers and Distributors varies by market according to local economic factors.  As sales grow in markets with higher qualification values, and decline in those with lower qualification values, the resultant mix change influences the active independent Manager and Distributor counts. As a result, from time-to-time, changes in overall active independent Manager and Distributor counts may not be indicative of actual sales trends for the segment. There are no Managers, Distributors, and customers in the China and New Markets segment as the wholesale business accounts for all of the segment’s sales to date.

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated.

Total Managers, Distributors and Customers by Segment as of September 30,

	2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	289,500	6,800	302,700	7,100
NSP Russia, Central and Eastern Europe	179,300	2,700	246,100	4,400
Synergy WorldWide	122,200	3,500	117,600	4,000
China and New Markets	—	—	—	—
	591,000	13,000	666,400	15,500

“Total Managers” includes independent Managers under the Company’s various compensation plans that have achieved and maintained specified and personal groups sale volumes as of the date indicated. To maintain Manager status, an individual must continue to meet certain product sales volume levels. As such, all Managers are considered to be “Active Managers”.

“Total Distributors and customers” includes the Company’s independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous twelve months ended as of the date indicated. This includes independent Manager, Distributor and customer accounts that may have become inactive since such respective dates.

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated.

Active Distributors and Customers by Segment as of September 30,

	2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	136,900	6,800	140,500	7,100
NSP Russia, Central and Eastern Europe	66,500	2,700	99,500	4,400
Synergy WorldWide	53,400	3,500	58,000	4,000
China and New Markets	—	—	—	—
	256,800	13,000	298,000	15,500

“Active Distributors and customers” includes the Company’s independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated.

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, as of the dates indicated.

New Managers, Distributors and Customers by Segment for the Quarter Ended September 30,

	2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	33,200	800	32,900	800
NSP Russia, Central and Eastern Europe	10,600	100	11,100	300
Synergy WorldWide	17,000	600	20,300	800
China and New Markets	—	—	—	—
	60,800	1,500	64,300	1,900

“New Managers” includes independent Managers under the Company’s various compensation plans that first achieved the rank of Manager during the previous three months ended as of the date indicated.

“New Distributors and Customers” include the Company’s independent Distributors and customers who have made their initial product purchase directly from us for resale and/or personal consumption during the previous three months ended as of the date indicated.

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, as of the dates indicated;

New Managers, Distributors and Customers by Segment for the Twelve Months Ended September 30,

	2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers

NSP Americas	129,000	3,000	135,400	3,200
NSP Russia, Central and Eastern Europe	50,100	800	75,100	1,400
Synergy WorldWide	72,500	2,000	71,200	2,300
China and New Markets	—	—	—	—
	251,600	5,800	281,700	6,900

“New Managers” includes independent Managers under the Company’s various compensation plans that first achieved the rank of Manager during the previous twelve months ended as of the date indicated.

“New Distributors and Customers” include the Company’s independent Distributors and customers who have made their initial product purchase directly from us for resale and/or personal consumption during the previous twelve months ended as of the date indicated.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2015, working capital was $53.0 million, compared to $63.3 million as of December 31, 2014.  At September 30, 2015, the Company had $43.9 million in cash and cash equivalents, of which $40.5 million was held in its foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $1.8 million in unrestricted short-term investments, which were available to be used along with its normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

The Company’s net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Operating activities	$8,178	$13,541
Investing activities	(15,348)	(19,737)
Financing activities	(6,743)	2,298

Operating Activities

For the nine months ended September 30, 2015, operating activities provided cash in the amount of $8.2 million, and $13.5 million for the same period in 2014. Operating cash flows decreased due to the decrease in net income and the timing of payments and receipts for accounts receivable, other assets, deferred revenue and income taxes payable and were partially offset by the timing of payments and receipts for accounts payable and liabilities related to unrecognized tax benefits.

At this time, the Company expects that sales in its NSP Russia, Central and Eastern Europe segment will continue to be significantly affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation, which may unfavorably affect future operating cash flow activities.

Investing Activities

For the nine months ended September 30, 2015, investing activities used cash in the amount of $15.3 million, and $19.7 million for the same period in 2014. Capital expenditures related to the purchase of equipment, computer systems and software for the nine months ended September 30, 2015, and 2014, were $17.5 million and $20.0 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by early 2017.

Financing Activities

For the nine months ended September 30, 2015, financing activities used cash in the amount of $6.7 million, provided cash of and $2.3 million for the same period in 2014. During the nine months ended September 30, 2015 and 2014, the Company  used cash to pay dividends in an aggregate amount of $5.6 and $33.4 million, respectively.

In December 2014, the Company completed share repurchases under its previously announced $10 million share repurchase program. In November 2014, the Board of Directors authorized a $20 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund future dividends and the share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility. During the three and nine month periods ended September 30, 2015, the Company repurchased 162,000 shares and 458,000 shares, respectively, of its common stock under the share repurchase program for $2.0 million and $6.1 million, respectively. At September 30, 2015, the remaining balance available for repurchases under the program was $13.9 million.

The Company has a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that matures September 1, 2017. The Company pays interest at LIBOR plus 1.25 percent on any borrowings on the agreement (1.50 percent as of September 30, 2015). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The Company retains ample capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. At September 30, 2015 and December 31, 2014, the Company held outstanding balances under the revolving credit agreement of $1,199 and $0, respectively.

The revolving credit agreement contains restrictions on leverage, minimum net income, and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company remains in compliance with these debt covenants as of September 30, 2015.

The Company believes that cash generated from operations, along with available cash and cash equivalents will be sufficient to fund its normal operating needs, including dividends, share repurchases, and capital expenditures, as well as potential business development activity. However, among other things, a prolonged economic downturn, a decrease in demand for its products, an unfavorable settlement of its unrecognized tax positions or non-income tax contingencies could adversely affect its long-term liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Company evaluates its estimates and assumptions. It bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on its financial position and results of operations. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

A summary of the Company’s significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2014. The Company believes the critical accounting policies and estimates described below reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. The impact and any associated risks on its business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Incentive Trip Accrual

The Company accrues for expenses associated with its direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including Company conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. It specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It may use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. Due to the continual currency devaluation of the Venezuelan bolivar, as of September 30, 2014, the Company incurred a $2.9 million impairment charge to write down the value of its fixed assets in Venezuela to $0, which is included in the results from discontinued operations. During the nine months ended September 30, 2015, the Company received $1.3 million in net proceeds from the sales of its fixed assets in Venezuela, which is included in the results from discontinued operations.

Contingencies

The Company is involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, it records its best estimate within the range related to the contingency. If there is no best estimate, its records the minimum of the range. As additional information becomes available, it assesses the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect its results of operations in the period of adjustment. Its contingencies are discussed in further detail in Note 12, “Commitments and Contingencies”, to the Notes of its Condensed Consolidated Financial Statements, of Item 1, Part 1 of this report.

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. It is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the Company’s consolidated income tax expense.

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

Share-Based Compensation

The Company recognizes all share-based payments to Directors and employees, including grants of stock options and restricted stock units, to be recognized in the statement of operations based on their grant-date fair values. It records compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options based on the fair value of the stock options on the date of grant. The estimated forfeiture rate is based upon historical experience.

Item 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts business in several countries and intend to continue to grow its international operations. Net sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, its operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where it has operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment.

Foreign Currency Risk

During the nine months ended September 30, 2015, approximately 54.2 percent of the Company’s net sales revenue and approximately 53.3 percent of its operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. It conducts business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, its operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition, but it has provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which it sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on its operating results. It does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in its management’s discussion and analysis included in Part I, Item 2 of this report.

The following table sets forth a composite sensitivity analysis of the Company’s net sales revenue, costs and expenses and operating income in connection with the strengthening of the U.S. dollar (its reporting currency) by 10%, 15%, and 25% against every other fluctuating functional currency in which it conducts business.  The Company notes that its individual net sales revenue, cost and expense components and its operating income were equally sensitive to increases in the strength of the U.S. dollar against every other fluctuating currency in which it conducts business.

Exchange rate sensitivity for the three months ended September 30, 2015 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$79,586	(3,050)	(3.8)%	$(4,378)	(5.5)%	$(6,712)	(8.4)%

Cost and expenses
Cost of sales	20,643	(958)	(4.6)	(1,363)	(6.6)	(2,077)	(10.1)
Volume incentives	28,690	(1,195)	(4.2)	(1,701)	(5.9)	(2,592)	(9.0)
Selling, general and administrative	27,115	(873)	(3.2)	(1,253)	(4.6)	(1,921)	(7.1)

Operating income	$3,138	(24)	(0.8)%	$(61)	(1.9)%	$(122)	(3.9)%

Exchange rate sensitivity for the nine months ended September 30, 2015 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$244,711	(9,299)	(3.8)%	$(13,343)	(5.5)%	$(20,459)	(8.4)%

Cost and expenses
Cost of sales	63,592	(2,962)	(4.7)	(4,204)	(6.6)	(6,389)	(10.0)
Volume incentives	88,630	(3,669)	(4.1)	(5,213)	(5.9)	(7,931)	(8.9)
Selling, general and administrative	80,837	(2,427)	(3.0)	(3,482)	(4.3)	(5,339)	(6.6)

Operating income	$11,652	(241)	(2.1)%	$(444)	(3.8)%	$(800)	(6.9)%

Certain of the Company’s operations, including Russia and Ukraine, are served by a U.S. subsidiary through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within its financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of its products and the purchasing power of its independent Managers, Distributors and customers within these markets. As a result of the current tension between Russia and Ukraine and resultant sanctions, the Russian ruble and the Ukrainian hryvnia have weakened significantly against the U.S. dollar, impacting net sales in this market.  Should the conflict continue to escalate, exchanges rates for Russian ruble, as well as the Ukrainian hryvnia could weaken further against the U.S. dollar, further impacting net sales in these markets.

The following table sets forth a composite sensitivity analysis of the Company’s assets and liabilities by those balance sheet line items that are subject to exchange rate risk, together with the total gain or loss from the strengthening of the U.S. dollar in relation to its various fluctuating functional currencies.  The sensitivity of its assets and liabilities, taken by balance sheet line items, is somewhat less than the sensitivity of its operating income to increases in the strength of the U.S. dollar in relation to other fluctuating currencies in which it conducts business.

Exchange rate sensitivity of the Balance Sheet financial instruments as of September 30, 2015, (dollar amounts in thousands).

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)

Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$43,882	$(2,327)	(5.3)%	$(3,237)	(7.4)%	$(4,838)	(11.0)%
Accounts receivable, net	7,319	(181)	(2.5)	(260)	(3.6)	(398)	(5.4)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,673	(60)	(1.1)	(86)	(1.5)	(132)	(2.3)

Net Financial Instruments Subject to Exchange Rate Risk	$45,528	$(2,448)	(5.4)%	$(3,411)	(7.5)%	$(5,104)	(11.2)%

The following table sets forth the local currencies other than the U.S. dollar in which the Company’s assets that are subject to exchange rate risk were denominated as of September 30, 2015, and exceeded $1 million upon translation into U.S. dollars.  None of its liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. The Company uses the spot exchange rate for translating balance sheet items from local currencies into its reporting currency.  The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of September 30, 2015, (dollar amounts in thousands).

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of September 30, 2015
Cash and cash equivalents
South Korea (Won)	$5,343	1,197.6
European Markets (Euro)	3,956	0.9
Japan (Yen)	3,433	119.8
Canada (Dollar)	1,435	1.3
Thailand (Baht)	1,165	36.5
Taiwan (Dollar)	1,025	33.2
Other	6,901	Varies
Total foreign denominated cash and cash equivalents	23,258
U.S. dollars held by foreign subsidiaries	17,240
Total cash and cash equivalents held by foreign subsidiaries	$40,498

Finally, the following table sets forth the annual weighted average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which annualized net sales revenue would exceed $10.0 million during any of the two periods presented.  The Company uses the annual average exchange rate for translating items from the statement of operations from local currencies into the Company’s reporting currency.

Nine Months ended September 30,	2015	2014
Canada (Dollar)	1.3	1.1
European Markets (Euro)	0.9	0.7
Japan (Yen)	120.9	102.9
South Korea (Won)	1,123.0	1,043.9
Mexico (Peso)	15.5	13.1

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations.  A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the three and nine months ended September 30, 2015, Belarus was considered to be highly inflationary. During the three-month periods ended September 30, 2015, and 2014, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.5 percent and 2.2 percent, of consolidated net sales revenue, respectively and during the nine-month periods ended September 30, 2015, and 2014, represented approximately 1.7 percent and 2.4 percent, of consolidated net sales revenue, respectively. With the exception of Belarus, there were no other countries considered to have a highly inflationary economy during the nine-month periods ended September 30, 2015, and 2014.

Interest Rate Risk

The primary objectives of the Company’s investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On September 30, 2015, it had investments of $1.8 million. A hypothetical 1.0 percent change in interest rates would not have had a material effect on the Company’s liquidity, financial position or results of operations.

Item 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of September 30, 2015, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

Please refer to Note 12 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report, as well as the Company’s recent SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2014, for information regarding the status of certain legal proceedings that have been previously reported.

Item 1A.    RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in this report and in our recent SEC filings, including our Annual Report on Form 10-K for year ended December 31, 2014. Additional risks not currently known to the Company, or risks that the it currently believes are not material, may also impair its business operations.

The Company’s products, business practices and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of the Company’s major product groups are subject to regulation by numerous domestic and foreign governmental agencies and authorities. In the U.S., these governmental agencies and authorities include the FDA, the FTC, the CPSC, the EPA, the USDA and state regulatory agencies. In September 2015, the New York Attorney General issued a cease and desist letter to the Company and many other national retailers, related to the sale of a common herbal supplement known as Devil’s Claw. In the letter, the New York Attorney General requested, among other things, that it provide certain information with respect to the Company’s manufacture and sale of Devil’s Claw products. Although the Company believes it is lawfully selling Devil’s Claw products, the letters that it and other retailers received, demonstrate a focus by the New York Attorney General and other states’ Attorneys General on the manufacture and sale of various dietary supplements. As a result of such focus, such states’ Attorneys General could seek to take actions against the Company or other industry participants or amend applicable regulations in their State.

Generally, each international market in which the Company operates has regulatory agencies similar to the regulatory agencies in the U.S. These markets have varied regulations which often require it to reformulate products for specific markets, conform product labeling to market regulations and register or qualify products or obtain necessary approvals with the applicable governmental authorities in order to market its products in these markets. Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, limits on advertising, consumer redress, divestitures of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these regulations could result in substantial financial or other penalties. Any action against the Company could materially affect its ability to successfully market its products.

In the future, the Company may be subject to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which it considers favorable and/or more stringent interpretations of current laws or regulations. It can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation. Any or all such requirements could increase our costs of operating the business and have a material negative impact on our financial position, results of operations or cash flows.

The FTC, which exercises jurisdiction over the advertising of all of the Company’s products in the United States, has in the past several years instituted enforcement actions against several dietary supplement and food companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. In addition, the FTC has increased its scrutiny of the use of testimonials, which it also utilizes, as well as the role of expert endorsers and product clinical studies. The Company cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future. It is unclear whether the FTC will subject the Company’s advertisements to increased surveillance to ensure compliance with the principles set forth in its published advertising guidance.

The Company is subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the anti-bribery laws of other jurisdictions. The Company expends significant resources to monitor FCPA compliance by its employees and representatives. Nevertheless, a finding of FCPA noncompliance could subject the Company to, among other things, penalties and legal expenses, as well as reputational harm, which could have a material adverse effect on its business, financial condition and results of operations.

The Company’s failure to comply with these regulations could have a material adverse effect on its business in a particular market or in general. Assertions that the Company failed to comply with regulations or the effect of adverse regulations in one market could adversely affect it in other markets as well, by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In December 2014, the Company completed share repurchases under its previously announced $10 million share repurchase program. In November 2014, the Board of Directors authorized a $20 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At September 30, 2015, the remaining balance available for repurchases under the program was $13.9 million.

The following is a summary of the Company’s repurchases of common shares during the three months ended September 30, 2015:

Period	Number of Shares (in thousands)	Average Price Paid per Share	Program Balance Used for Repurchases
July 2015	80	$12.82	$1.0 million
August 2015	47	$12.76	$0.6 million
September 2015	35	$12.09	$0.4 million
Total	162	$12.64	$2.0 million

All shares purchased during the three month period ended September 30, 2015, were purchased as part of the Company’s announced share repurchase plan.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

a)     Index to Exhibits

Item No.	Exhibit

31.1(1)	Certification of Chief Executive Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934
31.2(1)	Certification of Chief Financial Officer under SEC Rule 13a—14(a)/15d—14(a) promulgated under the Securities Exchange Act of 1934
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

(1)         Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S SUNSHINE PRODUCTS, INC.

Date: November 6, 2015	/s/ Gregory L. Probert
Gregory L. Probert, Chairman of the Board and Chief Executive
Officer

Date: November 6, 2015	/s/ Stephen M. Bunker
Stephen M. Bunker, Executive Vice President, Chief Financial
Officer and Treasurer