Form 10-Q
period 2016-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2016-05-10
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Common Stock, no par value, outstanding on April 29, 2016, was 18,718,910 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended March 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to the Company's objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, but include the following:

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

•	its inability to register products for sale in Mainland China and difficulty or increased cost of importing products into Mainland China;

•	managing rapid growth in China; and

•	the slowing of the Chinese economy and/or the devaluation of the Chinese Renminbi.

All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this report. Except as is required by law, the Company expressly disclaims any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Throughout this report, Nature’s Sunshine Products, Inc., together with its subsidiaries, are referred to as “the Company.”

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$46,433	$41,420
Accounts receivable, net of allowance for doubtful accounts of $181 and $190, respectively	8,146	7,700
Investments available for sale	1,791	1,772
Inventories	41,570	38,495
Deferred income tax assets	4,795	5,021
Prepaid expenses and other	7,262	7,110
Total current assets	109,997	101,518

Property, plant and equipment, net	69,374	68,728
Investment securities - trading	1,199	1,044
Intangible assets, net	536	559
Deferred income tax assets	17,105	17,339
Other assets	12,264	11,332
	$210,475	$200,520

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,658	$6,341
Accrued volume incentives	17,313	14,913
Accrued liabilities	21,226	23,726
Deferred revenue	6,491	4,160
Revolving credit facility payable	7,531	2,696
Income taxes payable	1,019	1,300
Total current liabilities	62,238	53,136

Liability related to unrecognized tax benefits	7,777	7,809
Deferred compensation payable	1,199	1,044
Other liabilities	2,370	2,266
Total liabilities	73,584	64,255

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,719 and 18,588 shares issued and outstanding, respectively	127,442	126,670
Retained earnings	18,285	18,088
Noncontrolling interests	2,470	2,750
Accumulated other comprehensive loss	(11,306)	(11,243)
Total shareholders’ equity	136,891	136,265
	$210,475	$200,520

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales revenue	$82,402	$83,878
Cost of sales	(22,020)	(21,881)
Gross profit	60,382	61,997

Operating expenses:
Volume incentives	29,877	30,337
Selling, general and administrative	28,385	26,330
Operating income	2,120	5,330
Other income (loss), net	1,559	(318)
Income before provision for income taxes	3,679	5,012
Provision for income taxes	1,890	809
Net income from continuing operations	1,789	4,203
Income from discontinued operations	—	1,312
Net income	1,789	5,515
Net loss attributable to noncontrolling interests	(280)	(152)
Net income attributable to common shareholders	$2,069	$5,667

Basic and diluted net income per common share

Basic earnings per share attributable to common shareholders:
Net income from continuing operations	$0.11	$0.23
Income from discontinued operations	$—	$0.07
Net income attributable to common shareholders	$0.11	$0.30

Diluted earnings per share attributable to common shareholders:
Net income from continuing operations	$0.11	$0.23
Income from discontinued operations	$—	$0.07
Net income attributable to common shareholders	$0.11	$0.30

Weighted average basic common shares outstanding	18,694	18,621
Weighted average diluted common shares outstanding	19,130	19,192

Dividends declared per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$1,789	$5,515
Foreign currency translation loss (net of tax)	(75)	(21)
Net unrealized gains on investment securities (net of tax)	12	22
Total comprehensive income	$1,726	$5,516

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at January 1, 2016	18,588	$126,670	$18,088	$2,750	$(11,243)	$136,265
Share-based compensation expense	—	882	—	—	—	882
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	131	(110)	—	—	—	(110)
Cash dividends ($0.10 per share)	—	—	(1,872)	—	—	(1,872)
Net income	—	—	2,069	(280)	—	1,789
Other comprehensive loss	—	—	—	—	(63)	(63)
Balance at March 31, 2016	18,719	$127,442	$18,285	$2,470	$(11,306)	$136,891

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,789	$5,515
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	62	30
Depreciation and amortization	1,170	996
Share-based compensation expense	882	1,339
Tax benefit from the exercise of stock options	—	(52)
(Gain) loss on sale of property and equipment	68	(1,312)
Deferred income taxes	589	50
Purchase of trading investment securities	(177)	(112)
Proceeds from sale of trading investment securities	29	55
Realized and unrealized gains (losses) on investments	(25)	(46)
Foreign exchange (gains) losses	(913)	351
Changes in assets and liabilities:
Accounts receivable	(432)	(1,411)
Inventories	(2,695)	(1,989)
Prepaid expenses and other current assets	(107)	(1,837)
Other assets	(792)	74
Accounts payable	2,607	3,010
Accrued volume incentives	2,152	1,539
Accrued liabilities	(3,433)	(6,707)
Deferred revenue	2,331	(461)
Income taxes payable	(364)	(268)
Liability related to unrecognized tax benefits	(34)	230
Deferred compensation payable	155	80
Net cash provided by (used in) operating activities	2,862	(926)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,312)	(6,019)
Proceeds from sale of property, plant and equipment	14	1,312
Purchase of investments available for sale	—	(15)
Net cash used in investing activities	(1,298)	(4,722)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(1,872)	(1,865)
Net borrowings on revolving credit facility	4,835	348
Net proceeds from the exercise of stock options	59	1,640
Payment of withholding taxes related to the vesting of restricted stock units	(169)	—
Tax benefit from stock option exercise	—	52
Repurchase of common stock	—	(2,857)
Net cash provided by (used in) financing activities	2,853	(2,682)
Effect of exchange rates on cash and cash equivalents	596	(304)
Net increase (decrease) in cash and cash equivalents	5,013	(8,634)
Cash and cash equivalents at the beginning of the period	41,420	58,699
Cash and cash equivalents at the end of the period	$46,433	$50,065
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,474	$2,608
Cash paid for interest	20	25

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

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, and the United States. The Company also markets its products through a wholesale model to Argentina, Australia, Chile, Israel, New Zealand, Norway, Peru, Portugal, Spain and the United Kingdom.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of March 31, 2016, and for the three-month periods ended March 31, 2016 and 2015.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2016.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Classification of Belarus as a Highly Inflationary Economy and Devaluation of Its Currency

Since June 30, 2012, Belarus has been designated as a highly inflationary economy. The U.S. dollar is the Company’s functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Belarusian subsidiary.  However, as a result of the weakening of the Belarusian ruble, the purchasing power of the Company’s independent Distributors in this market is reduced. During the three months ended March 31, 2016 and 2015, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.6 percent and 2.1 percent of consolidated net sales revenue, respectively.

Restructuring Related Activities

During 2015, the Company announced a restructuring plan that has been substantially completed. Of the restructuring costs incurred during the year ended December 2015, $0.1 million of severance costs and $0.1 million of other exit costs remained payable as of March 31, 2016 and $0.6 million of severance costs and $0.2 million of other exit costs remained payable as of December 31, 2015. There were no restructuring costs incurred during the three months ended March 31, 2016 or 2015, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As such, this update affects an entity that either enters into contracts with customers or transfers goods and services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers-Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers-Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. These standards, pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date issued by the FASB in August 2015, will be effective for the Company in the first quarter of 2018.  The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.”

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements: "Going Concern" (Subtopic 205-40). The purpose of this ASU is to incorporate into U.S. GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, and to provide related footnote disclosures. This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): "Balance Sheet Classification of Deferred Taxes."  This guidance requires that entities with a classified statement of financial position present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require the Company to adopt the new guidance in the first quarter of fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued and may be applied on either a prospective or retrospective basis. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): "Improvements to Employee Share-Based Payment Accounting". The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

(2)                     Discontinued Operations

In November 2014, the Company ceased its operations in Venezuela due to the difficulties and uncertainties related to import controls, difficulties associated with repatriating cash and high inflation. This market was part of the Company’s NSP Americas segment and all of the income from discontinued operations is attributable to the common shareholders of the Company.

The following table summarizes the operating results of the Company’s discontinued operations (dollar amounts in thousands):

	March 31, 2016	March 31, 2015
Net sales revenue	$—	$—

Income before income tax provision	$—	$1,312
Income tax provision	—	—
Income from discontinued operations	$—	$1,312

During the three months ended March 31, 2015, the Company received $1.3 million in net proceeds from the sales of its fixed assets in Venezuela, which is included in the results from discontinued operations.

(3)                     Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$14,183	$13,351
Work in progress	758	789
Finished goods	26,629	24,355
Total inventory	$41,570	$38,495

(4)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows (dollar amounts in thousands):

As of March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,794	$—	$(3)	$1,791
Total short-term investment securities	$1,794	$—	$(3)	$1,791

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,794	$—	$(22)	$1,772
Total short-term investment securities	$1,794	$—	$(22)	$1,772

There were no proceeds from the sales of available-for-sale securities during the three-month periods ended March 31, 2016 and 2015.

The Company’s trading securities portfolio totaled $1.2 million at March 31, 2016, and $1.0 million at December 31, 2015, and generated gains of $7,000 and $23,000 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, the Company had unrealized losses of $3,000 and $22,000, respectively, in its U.S. government securities funds. There were no securities that were in a loss position for more than 12 months.

(5)                     Revolving Credit Facility

The Company’s revolving credit agreement with Wells Fargo Bank, N.A., permits the Company to borrow up to $25.0 million through September 1, 2017, bearing interest at LIBOR plus 1.25 percent (1.75 percent as of March 31, 2016 and December 31, 2015). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. Currently, the revolving credit agreement matures on September 1, 2017. The Company settles its net borrowings under the revolving credit agreement daily, and as a result, has classified its outstanding borrowings as current on its condensed consolidated balance sheet as of March 31, 2016. At March 31, 2016 and December 31, 2015, the outstanding balance under the revolving credit agreement was $7.5 million and $2.7 million, respectively.

The revolving credit agreement contains restrictions on leverage, minimum net income, and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company remains in compliance with these debt covenants as of March 31, 2016.

(6)                     Net Income Per Share

Basic net income per common share (“Basic EPS”), is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2016 and 2015 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended March 31,
	2016	2015
Net income attributable to common shareholders:
Net income from continued operations	$2,069	$4,355
Income from discontinued operations	$—	$1,312
Net income	$2,069	$5,667

Basic weighted average shares outstanding	18,694	18,621

Basic earnings per share attributable to common shareholders:
Net income from continued operations	$0.11	$0.23
Income from discontinued operations	$—	$0.07
Net income	$0.11	$0.30

Diluted shares outstanding
Basic weighted-average shares outstanding	18,694	18,621
Stock-based awards	436	571
Diluted weighted-average shares outstanding	19,130	19,192

Diluted earnings per share attributable to common shareholders:
Net income from continued operations	$0.11	$0.23
Income from discontinued operations	$—	$0.07
Net income	$0.11	$0.30

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	86	399

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	1,454	733

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

On February 25, 2016, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million, which was paid on March 22, 2016 to shareholders of record as of March 11, 2016.

Share Repurchase Program

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At March 31, 2016, the remaining balance available for repurchases under the program was $13.4 million. There were no repurchases of common shares by the Company during the three months ended March 31, 2016.

Share-Based Compensation

During the year ended December 31, 2012, the Company’s shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”).  The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award, as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500,000 shares of the Company’s common stock were originally authorized for the granting of awards under the 2012 Incentive Plan. During the three-month period ended March 31, 2015, the Company’s shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for the three-month period ended March 31, 2016, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2015	1,683	$12.21
Granted	—	—
Forfeited or canceled	(50)	11.72
Exercised	(25)	2.35
Options outstanding at March 31, 2016	1,608	12.38

Share-based compensation expense from time-based stock options for the three-month periods ended March 31, 2016 and 2015, was approximately $0.3 million and $0.6 million, respectively. As of March 31, 2016 and December 31, 2015, the unrecognized share-based compensation expense related to the grants described above was $0.8 million and $1.1 million, respectively. As of March 31, 2016, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.5 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the three-month periods ended March 31, 2016 and 2015.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $0.4 million of potential share-based compensation expense.

At March 31, 2016, the aggregate intrinsic value of outstanding stock options to purchase 1,608,000 shares of common stock, exercisable stock options to purchase 1,143,000 shares of common stock and stock options to purchase 384,000 shares of common stock that are expected to vest was $0.7 million, $0.7 million and $0.0 million, respectively. At December 31, 2015, the aggregate intrinsic value of outstanding options to purchase 1,683,000 shares of common stock, the exercisable options to purchase 958,000 shares of common stock, and options to purchase 588,000 shares of common stock expected to vest was $0.9 million, $0.9 million and $0.0 million, respectively.

For the three-month periods ended March 31, 2016 and 2015, the Company issued 25,000 and 227,000 shares of common stock upon the exercise of stock options at an average exercise price of $2.35, and $7.63 per share, respectively. The aggregate intrinsic values of options exercised during the three-month periods ended March 31, 2016 and 2015 was $0.2 million, and $1.3 million, respectively. For the three-month periods ended March 31, 2016 and 2015, the Company recognized $0.1 million and $0.6 million of tax benefits from the exercise of stock options during the period, respectively.

Restricted Stock Units

The Company’s outstanding restricted stock units ("RSUs") include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date. RSUs granted to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At March 31, 2016 and December 31, 2015, there were 59,000 and 60,000 vested RSUs granted to the Board of Directors that had a restriction period.

RSU activity for the three-month period ended March 31, 2016, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2015	744	$12.48
Granted	167	8.73
Forfeited	(2)	13.45
Issued	(125)	13.17
Restricted Stock Units outstanding at March 31, 2016	784	11.53

During the three-month period ended March 31, 2016, the Company granted 167,000 RSUs under the 2012 Incentive Plan to the Company’s Board of Directors, executive officers and other employees, which are composed of both time-based RSUs and net sales and operating income and earnings-per-share performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $9.08 per share and vest in annual installments over a three-year period from the grant date. The net sales and operating income and earnings-per-share performance-based RSUs were issued with a weighted-average grant date fair value of $8.16 per share and vest upon achieving both (i) net sales and operating income targets over a three-year period from the grant date and (ii) earnings-per-share targets over a six-year period from the grant date.

RSUs are valued at market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period.

Share-based compensation expense from RSUs for the three-month periods ended March 31, 2016 and 2015, was approximately $0.6 million and $0.8 million, respectively. As of March 31, 2016 and December 31, 2015, the unrecognized share-based compensation expense related to the grants described above was $2.8 million and $2.5 million, respectively. As of March 31, 2016, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.8 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue and earnings-per-share performance-based RSUs for the three-month periods ended March 31, 2016 and 2015.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $3.3 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to the Company's share-based compensation plans is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was 20,000 shares for the three-month period ended March 31, 2016. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

Stock Appreciation Rights

The Company’s outstanding stock appreciation rights ("SARs") are time-based SARs, which vest over differing periods ranging from 12 months up to 48 months from the SAR grant date. The SARs have a strike price equal to the fair market value of one share of common stock on the grant date. Subsequent to vesting, the employee has the option to exercise the SAR and will receive the intrinsic value of the SAR as income on the exercise date. SARs do not entitle a participant to receive or purchase shares and are settled in cash. SARs will not reduce the number of shares of common stock available for issuance under the Company’s Stock Incentive Plans.

SAR activity for the three-month period ended March 31, 2016, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Stock Appreciation Rights outstanding at December 31, 2015	20	$5.27
Granted	—	—
Forfeited or canceled	—	—
Exercised	—	—
Stock Appreciation Rights outstanding at March 31, 2016	20	5.27

Share-based compensation expense from SARs for the three-month period ended March 31, 2016 and 2015, was approximately $1,000 and $3,000, respectively. As of March 31, 2016 and December 31, 2015, the unrecognized share-based compensation expense related to the grants described above was $17,000 and $32,000, respectively. As of March 31, 2016, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.9 years.

(8)                     Segment Information

The Company has four business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company's four business segments are divided based on the different characteristics of their distributor bases, selling and distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations.  Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and China and New Markets). The Company’s China and New Markets segment anticipates deploying a multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through a direct selling model across China as well as through e-commerce channels.  The time to market will be dependent upon regulatory processes including product registration and permit approvals. The China and New Markets segment also includes the Company’s wholesale business, in which the Company sells its products to various locally managed entities independent of the Company that have distribution rights for the relevant market. All of the net sales revenue to date in the China and New Markets segment is through the Company’s wholesale business to foreign markets outside of China detailed below. The fourth business segment operates under the Synergy® WorldWide brand.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Net sales revenue:
NSP Americas	$45,183	$46,510
NSP Russia, Central and Eastern Europe	6,352	7,443
Synergy WorldWide	29,848	28,768
China and New Markets	1,019	1,157
Total net sales revenue	82,402	83,878

Contribution margin (1):
NSP Americas	18,917	19,520
NSP Russia, Central and Eastern Europe	2,181	2,596
Synergy WorldWide	8,939	9,048
China and New Markets	468	496
Total contribution margin	30,505	31,660

Selling, general and administrative	28,385	26,330
Operating income	2,120	5,330

Other income (expense), net	1,559	(318)
Income from continuing operations before provision for income taxes	$3,679	$5,012
_________________________________________

(1)                                           Contribution margin consists of net sales revenue less cost of sales and volume incentives expense.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales revenue for the three-month periods ended March 31, 2016 and 2015, as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Net sales revenue:
United States	$38,295	$38,522
South Korea	13,198	12,080
Other	30,909	33,276
	$82,402	$83,878

Revenue generated by each of the Company’s product lines is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2016	2015
NSP Americas:
General health	$19,617	$20,032
Immune	5,576	6,217
Cardiovascular	3,112	3,101
Digestive	13,079	13,365
Personal care	930	970
Weight management	2,869	2,825
	45,183	46,510
NSP Russia, Eastern and Central Europe:
General health	$2,723	$2,879
Immune	540	913
Cardiovascular	477	453
Digestive	2,121	1,970
Personal care	249	882
Weight management	242	346
	6,352	7,443
Synergy WorldWide:
General health	$8,640	$7,702
Immune	209	193
Cardiovascular	12,693	12,655
Digestive	2,487	2,294
Personal care	1,939	1,830
Weight management	3,880	4,094
	29,848	28,768
China and New Markets:
General health	$471	$531
Immune	131	158
Cardiovascular	73	81
Digestive	260	290
Personal care	22	27
Weight management	62	70
	1,019	1,157
	$82,402	$83,878

Beginning in 2016, for the Synergy WorldWide segment, the Company changed its allocation of products sold within promotional product kits from the category associated with the predominant product, to each individual product being included in its respective category. Prior periods have been reclassified to conform to the current period’s presentation.

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	March 31, 2016	December 31, 2015
Property, plant and equipment:
United States	$66,949	$66,044
Other	2,425	2,684
Total property, plant and equipment	$69,374	$68,728

(9)              Income Taxes

For the three months ended March 31, 2016 and 2015, the Company’s provision for income taxes, as a percentage of income before income taxes was 51.4 percent and 16.1 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2016, was primarily attributed to current year foreign losses, primarily related to China, that presently do not provide future tax benefit and an adjustment of a prior year deferred tax asset related to foreign currency translation amounts offset by net favorable foreign items related to tax rate differences.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2015 was primarily attributed to the partial utilization of discrete foreign tax credit benefits related to intercompany dividends paid by foreign subsidiaries to the U.S. corporation in prior years.

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

As of March 31, 2016 and December 31, 2015, the Company had accrued $7.8 million related to unrecognized tax positions.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of March 31, 2016 and December 31, 2015, accrued liabilities were $0.3 million related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company believes future payments related to these matters could range from $0 to approximately $3.6 million.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to value-added tax assessments and other civil litigation.  While there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $0.1 million.

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

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of March 31, 2016 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
U.S. government security funds	$1,791	$—	$—	$1,791
Investment securities	1,199	—	—	1,199
Total assets measured at fair value on a recurring basis	$2,990	$—	$—	$2,990

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2015 (dollar amounts in thousands):

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

Investment securities — The Company’s trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the three months ended March 31, 2016, and for the year ended December 31, 2015, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and the revolving credit facility payable approximate fair value due to their short-term nature. During the three months ended March 31, 2016 and 2015, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, and its Reports on Form 8-K filed since the date of such Form 10-K.

OVERVIEW

Nature’s Sunshine Products, Inc., together with its subsidiaries, is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent distributors who use the products themselves or resell them to consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company's major product groups are subject to regulation by one or more governmental agencies.

The Company has four business segments that are divided based on the different characteristics of their Distributor bases, selling and Distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations.  Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and China and New Markets). The Company’s China and New Markets segment anticipates deploying a multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through a direct selling model across China as well as through e-commerce channels.  The time to market will be dependent upon regulatory processes including product registration and permit approvals. The China and New Markets segment also includes the Company’s wholesale business, in which the Company sells its products to various locally managed entities independent of the Company that have distribution rights for the relevant market. All of the net sales revenue to date in the China and New Markets segment is through the Company’s wholesale business to foreign markets outside of China detailed below. The wholesale business was previously part of NSP Americas. The fourth business segment operates under the Synergy® WorldWide brand.

 The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom and the United States. The Company markets its products through a wholesale model to Argentina, Australia, Chile, Israel, New Zealand, Norway, Peru, Portugal, Spain and the United Kingdom.

In the first quarter of 2016, the company experienced a decrease in its consolidated net sales of 1.8 percent (but an increase of 1.3 percent in local currencies). NSP Russia, Central and Eastern Europe net sales decreased approximately 14.7 percent compared to the same period in 2015. NSP Americas net sales decreased approximately 2.9 percent compared to the same period in 2015 (or 0.9 percent in local currencies). China and New Markets net sales decreased approximately 11.9 percent compared to the same period in 2015. Synergy WorldWide net sales increased approximately 3.8 percent compared to the same period in 2015 (or 9.2 percent in local currencies). During the quarter, the Synergy Worldwide segment experienced net sales growth in local currencies in Indonesia, Japan, South Korea, Thailand, and the NSP Americas segment experienced net sales growth in local currencies in the United States and Canada. These increases were offset by declines in local currencies sales in NSP Russia, Central and Eastern Europe, in the Synergy Worldwide segment in Europe and North America, and in the NSP Americas segment in Latin America. The strengthening of the U.S. dollar versus the local currencies of the Company's European, Latin American and Asian markets resulted in an approximate 3.1 percent or $2.5 million reduction of its net sales during the quarter.

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

In absolute terms, selling, general and administrative expenses increased $2.1 million in the first quarter of 2016 compared to the same period in 2015. Over the same period, selling, general and administrative costs as a percentage of net sales revenue for 2016, increased to 34.4 percent from 31.4 percent in 2015. The increase in selling, general and administrative expenses for the three months ended March 31, 2016, was primarily related to increased non-capitalizable training costs related to our ERP project and increased investment in China.

The Company distributes products to consumers through a sales force comprised of independent distributors, some of whom also consume the Company's products. Typically a person who joins the Company's independent sales force begins as a distributor. A distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active Managers were approximately 13,800 and 14,700, and active Distributors and customers were approximately 253,400 and 277,000, at March 31, 2016 and 2015, respectively, primarily due to declines in the NSP Russia, Central and Eastern Europe segment as a result of the conditions noted above.

Net sales revenue represents net sales including shipping and handling revenues offset by volume rebates given to independent distributors and customers. Volume rebates as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict rebates. The Company also offers reduced volume rebates with respect to certain products and promotions worldwide.

The Company's gross profit consists of net sales less cost of sales, which represents manufacturing costs, the price it pays to its raw material suppliers and manufacturers of its products, duties and tariffs, as well as shipping and handling costs related to product shipments and distribution to its independent distributors and customers.

Volume incentives are a significant part of the Company's direct sales marketing program, and represent commission payments made to independent distributors. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various operations.

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communication costs, bank fees, depreciation and amortization, and other miscellaneous operating expenses.

 Most of the Company's sales to independent distributors and customers outside the United States are made in the local currency of the independent distributor or customer. In preparing the financial statements, the Company translates revenue into U.S. dollars using average exchange rates for the periods reported. Additionally, the majority of the Company's purchases from its suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on reported sales and contribution margins and can generate transaction losses on intercompany transactions.

RESULTS OF OPERATIONS

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales revenue for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales revenue	$82,402	100.0%	$83,878	100.0%	$(1,476)	(1.8)%
Cost of sales	(22,020)	(26.7)	(21,881)	(26.1)	(139)	(0.6)
	60,382	73.3	61,997	73.9	(1,615)	(2.6)
Volume incentives	29,877	36.3	30,337	36.2	(460)	(1.5)
SG&A expenses	28,385	34.4	26,330	31.4	2,055	7.8
Operating income	2,120	2.6	5,330	6.4	(3,210)	(60.2)
Other income (loss), net	1,559	1.9	(318)	(0.4)	1,877	590.3
Income from continuing operations before income taxes	3,679	4.5	5,012	6.0	(1,333)	(26.6)
Provision for income taxes	1,890	2.3	809	1.0	1,081	133.6
Net income from continuing operations	$1,789	2.2%	$4,203	5.0%	$(2,414)	(57.4)%

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

The following table summarizes the changes in net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Net Sales Revenue by Operating Segment
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$38,306	$38,174	0.3%	$(301)	1.1%
NSP Latin America	6,877	8,336	(17.5)	(596)	(10.4)
	45,183	46,510	(2.9)	(897)	(0.9)
NSP Russia, Central and Eastern Europe	6,352	7,443	(14.7)	(53)	(13.9)
Synergy WorldWide:
Synergy Asia Pacific	20,816	18,698	11.3	(1,434)	19.0
Synergy Europe	6,257	6,728	(7.0)	(143)	(4.9)
Synergy North America	2,775	3,342	(17.0)	—	(17.0)
	29,848	28,768	3.8	(1,577)	9.2
China and New Markets	1,019	1,157	(11.9)	—	(11.9)
	$82,402	$83,878	(1.8)%	$(2,527)	1.3%

Consolidated net sales revenue for the three months ended March 31, 2016, was $82.4 million compared to $83.9 million for the same period in 2015, or a decrease of approximately 1.8 percent. The decline was principally related to a $1.1 million decline in net sales revenue in the NSP Russia, Central and Eastern Europe segment, as well as a $2.5 million unfavorable impact in foreign currency exchange rate fluctuations in the three months ended March 31, 2016, partially offset by a $0.1 million increase in sales in NSP North America. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, consolidated net sales revenue would have increased by 1.3 percent from 2015.

NSP Americas

Net sales revenue related to NSP Americas for the three months ended March 31, 2016, was $45.2 million, compared to $46.5 million for the same period in 2015, or a decrease of 2.9 percent. In local currency, net sales decreased 0.9 percent, compared to the same period in 2015. Fluctuations in foreign exchange rates had a $0.9 million unfavorable impact on net sales for the three months ended March 31, 2016. Active Managers within NSP Americas totaled approximately 7,300 and 7,700 at March 31, 2016 and 2015, respectively. Active Distributors and customers within NSP Americas totaled approximately 133,800 and 141,200 at March 31, 2016 and 2015, respectively. The number of independent Managers, Distributors and customers decreased primarily due to lower recruiting in the Latin American markets. Independent Managers and active independent Distributors and customers were down 5.2 percent, compared to the prior year. The active independent Managers category includes independent Managers under the Company's various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active independent Distributors and customers category includes independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales revenues increased approximately $0.3 million, or 1.0 percent, for the three months ended March 31, 2016, compared to the same period in 2015, with growth for seventh consecutive quarters as it continued to see its new sales programs gain traction. This market has seen increased adoption of retails sales tools and the IN.FORM business model, which is a group focused weight management program incorporating a habit of healthy eating, daily activity and consumption of the Company's products.

In Canada, net sales revenues decreased approximately $0.2 million, or 6.9 percent, for the three months ended March 31, 2016, compared to the same period in 2015. In local currency, net sales increased 3.1 percent compared to the same period in 2015, which is the seventh consecutive quarter of growth. The Company believes increased momentum in this market has been a result of the increased adoption of the IN.FORM business model and the introduction of seven new products.

In Latin America, net sales revenues decreased approximately $1.5 million, or 17.5 percent, for the three months ended March 31, 2016, compared to the same period in 2015. In local currency, net sales decreased 10.4 percent compared to the same period in 2015. Currency devaluation had a $0.6 million unfavorable impact on net sales for the three months ended March 31, 2016. In Latin America, the Company faced continued headwinds due in part to changing regulations for product registration. To address this, the Company intends to introduce the IN.FORM business model, which includes products the Company anticipates will be acceptable for registration under the changing product registration requirements in Latin America.

 NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, Poland, and Belarus), for the three months ended March 31, 2016, was $6.4 million, compared to $7.4 million for the same period in 2015, a decrease of 14.7 percent. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 2,800 and 3,400 at March 31, 2016 and 2015, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 65,200 and 78,300 at March 31, 2016 and 2015, respectively. Net sales and the number of independent Managers, Distributors and customers buying and distributing the Company's products decreased primarily as a result of the current political uncertainty in Ukraine and across the region, and the market decline in the value of the Ukrainian hryvnia and Russian ruble against the U.S. dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within the financial statements, the Company’s products in Ukraine and Russia are priced in local currencies pegged to current U.S. dollar exchange rates and therefore become more expensive when the local currency declines in value. The Company remains strongly supportive and engaged with its independent distributors in the region, and are supporting their activity with additional promotions and training. However, at this time, the Company expects that sales in its NSP Russia, Central and Eastern Europe segment will continue to be significantly affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation. The Company continues to evaluate various options to keep the distributor base engaged. The Company believes that its strong partnership with its local partner will provide a solid foundation to reignite growth once the political and economic conditions stabilize.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the three months ended March 31, 2016, of $29.8 million, compared to $28.8 million for the same period in 2015 an increase of 3.8 percent. This increase was primarily due to local currency sales growth in the Company's Asia Pacific region, offset by local currency sales declines in Europe and North America and the adverse impact of fluctuations in foreign exchange rates, which had a $1.6 million unfavorable impact on net sales for the three months ended March 31, 2016. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have increased by 9.2 percent from 2015.  Active independent Managers within Synergy WorldWide totaled approximately 3,700 and 3,600 at March 31, 2016 and 2015, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 54,400 and 57,500 at March 31, 2016 and 2015, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales revenue increased $1.1 million, or 9.3 percent, for the three months ended March 31, 2016, compared to the same period in 2015. In local currencies, net sales increased 19.5 percent compared to the same period in 2015. The increase in local currency net sales was primarily due to the launched new distributor acquisition programs, including a new Home Health Party program and improvements in the rank advancement and recognitions program.

In Japan, net sales revenues increased approximately $1.0 million, or 40.1 percent, for the three months ended March 31, 2016, compared to the same period in 2015. In local currencies, net sales increased 35.6 percent compared to the same period in 2015. The Company continues to see the growth of new products and implemented programs to stimulate activity, including the adoption of Korea's distributor recognition program, which had a positive impact on sales volume in this market in the first quarter of 2016.

In Europe, net sales revenues decreased approximately $0.5 million, or 7.0 percent, for the three months ended March 31, 2016, compared to the same period in 2015. Fluctuations in foreign exchange rates, had a $0.1 million unfavorable impact on net sales the three months ended March 31, 2016. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales decreased 4.9 percent compared to the same period in 2015. The decline in local currencies has been driven by residual sales in the prior year tied to launch of the Company's weight management product plan, that did not recur this period.

In North America, net sales revenues decreased approximately $0.6 million, or 17.0 percent, for the three months ended March 31, 2016, compared to the same period in 2015. The decline in sales is primarily driven by lower Distributor recruiting. Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation.

China and New Markets

China and New Markets reported wholesale related net sales revenue for the three months ended March 31, 2016, of $1.0 million, compared to $1.2 million for the same period in 2015, a decrease of 11.9 percent.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and China and New Markets business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue increased to 26.7 percent for the three months ended March 31, 2016, compared to 26.1 percent for the same period in 2015. The increase in the cost of sale percentage is primarily due to the strengthening of the U.S. dollar against the local currencies in many foreign markets, which has made the Company's products more expensive in those markets.

Volume Incentives

Volume incentives as a percent of net sales revenue increased to 36.3 percent for the three months ended March 31, 2016, compared to 36.2 percent in 2015.

Selling, General and Administrative

Selling, general and administrative expenses increased by approximately $2.1 million to $28.4 million for the three months ended March 31, 2016. Selling, general and administrative expenses were 34.4 percent of net sales revenue for the three months ended March 31, 2016, compared to 31.4 percent for the same period in 2015, respectively. The increase in selling, general and administrative expenses for the three months ended March 31, 2016, was primarily related to increased non-capitalizable training costs related to our ERP project of $1.0 million and $0.6 million of increased investment in China.

Other Income (Expense), Net

Other income (expense) net, for the three months ended March 31, 2016 increased $1.9 million to $1.6 million as compared to the same period in 2015. The change in other income was primarily due to an increase in foreign exchange gains.

Income Taxes

For the three months ended March 31, 2016 and 2015, the Company’s provision for income taxes, as a percentage of income before income taxes was 51.4 percent and 16.1 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2016, was primarily attributed to current year foreign losses, primarily related to China, that presently do not provide future tax benefit and an adjustment of a prior year deferred tax asset related to foreign currency translation amounts offset by net favorable foreign items related to tax rate differences.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2015 was primarily attributed to the partial utilization of discrete foreign tax credit benefits related to intercompany dividends paid by foreign subsidiaries to the U.S. corporation in prior years.

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

As of March 31, 2016 and December 31, 2015, the Company had accrued $7.8 million related to unrecognized tax positions.

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

Product Categories

The Company’s line of over 700 products includes several different product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. The Company purchases herbs and other raw materials in bulk and, after rigorous quality control testing, it formulates, encapsulates, tablets or concentrates them, labels and packages them for shipment. Most products are manufactured at the Company's facility in Spanish Fork, Utah. Contract manufacturers produce some of its products in accordance with its exacting specifications and standards. The Company has implemented stringent quality control procedures to verify that its contract manufacturers have complied with its specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2016 and 2015, by business segment.

Three Months Ended March 31,	2016		2015
NSP Americas:
General health	$19,617	43.4%	$20,032	43.1%
Immune	5,576	12.3	6,217	13.4
Cardiovascular	3,112	6.9	3,101	6.7
Digestive	13,079	28.9	13,365	28.7
Personal care	930	2.1	970	2.1
Weight management	2,869	6.3	2,825	6.1
Total NSP Americas	45,183	100.0	46,510	100.0

NSP Russia, Central and Eastern Europe:
General health	$2,723	42.9%	$2,879	38.7%
Immune	540	8.5	913	12.3
Cardiovascular	477	7.5	453	6.1
Digestive	2,121	33.4	1,970	26.5
Personal care	249	3.9	882	11.9
Weight management	242	3.8	346	4.6
Total NSP Russia, Central and Eastern Europe	6,352	100.0	7,443	100.0

Synergy WorldWide:
General health	$8,640	28.9%	$7,702	26.8%
Immune	209	0.7	193	0.7
Cardiovascular	12,693	42.5	12,655	44.0
Digestive	2,487	8.3	2,294	8.0
Personal care	1,939	6.5	1,830	6.4
Weight management	3,880	13.0	4,094	14.2
Total Synergy WorldWide	29,848	100.0	28,768	100.0

China and New Markets:
General health	$471	46.2%	$531	45.9%
Immune	131	12.9	158	13.7
Cardiovascular	73	7.2	81	7.0
Digestive	260	25.5	290	25.1
Personal care	22	2.2	27	2.3
Weight management	62	6.1	70	6.1
Total China and New Markets	1,019	100.0	1,157	100.0

Consolidated:
General health	$31,451	38.2%	$31,253	37.3%
Immune	6,456	7.8	7,372	8.8
Cardiovascular	16,355	19.8	16,285	19.4
Digestive	17,947	21.8	17,925	21.4
Personal care	3,140	3.8	3,709	4.4
Weight management	7,053	8.6	7,334	8.7
Total Consolidated	$82,402	100.0%	$83,878	100.0%

The following table summarizes the Company's product lines by category:

Category	Description	Selected Representative Products
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

Synergy WorldWide:
Double Burn, SLMSmart™

Distribution and Marketing

The Company’s independent distributors, also known as Managers and Distributors, market its products to customers through direct selling techniques and sponsor other independent distributors who also market the Company's products to customers. The Company seeks to motivate and provide incentives to its independent distributors by offering high quality products and providing its independent distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

The Company’s products sold in the United States are shipped directly from its manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from its regional warehouses located in Georgia, Ohio and Texas. Many of the Company's international operations maintain warehouse facilities with inventory to supply their independent distributors and customers. However, in foreign markets where it does not maintain warehouse facilities, it has contracted with third-parties to distribute its products and provide support services to its independent sales force of independent distributors.

As of March 31, 2016, the Company had approximately 253,400 "active independent Distributors and customers" (as defined below). A person who joins the Company’s independent sales force begins as an independent distributor. Many independent distributors sell the Company’s products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of March 31, 2016, the Company had approximately 13,800 "active independent Managers" (as defined below) worldwide. In many of the Company's markets, its independent Managers and Distributors are primarily retailers of the Company's products, including practitioners, proprietors of retail stores and other health and wellness specialists.

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

The Company pays sales commissions, or “volume incentives” to its Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that the Company expensed during the quarters ended March 31, 2016 and 2015, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

The Company's revenue is highly dependent upon the number and productivity of its independent Managers and Distributors. Growth in sales volume requires an increase in the productivity and/or growth in the total number of independent Managers and Distributors.

Within the Company, there are a number of different distributor compensation plans and qualifications, which generate active independent Managers and Distributors with different sales values in the different business segments.  Within the NSP Americas and NSP Russia, Central and Eastern Europe segments, the declines in active independent Managers and Distributors have resulted in declines in sales revenues.  Within Synergy WorldWide, the sales qualifications required for active independent Managers and Distributors varies by market according to local economic factors.  As sales grow in markets with higher qualification values, and decline in those with lower qualification values, the resultant mix change influences the active independent Manager and Distributor counts. As a result, from time-to-time, changes in overall active independent Manager and Distributor counts may not be indicative of actual sales trends for the segment. There are no Managers, Distributors, and customers in the China and New Markets segment as the wholesale business accounts for all of the segment’s sales to date.

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of March 31,

	2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	282,700	7,300	293,100	7,700
NSP Russia, Central and Eastern Europe	154,900	2,800	210,600	3,400
Synergy WorldWide	121,800	3,700	124,200	3,600
China and New Markets	—	—	—	—
	559,400	13,800	627,900	14,700

“Total Managers” includes independent Managers under the Company's various compensation plans that have achieved and maintained specified and personal groups sale volumes as of the date indicated. To maintain Manager status, an individual must continue to meet certain product sales volume levels. As such, all Managers are considered to be “Active Managers”.

“Total Distributors and customers” includes the Company's independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous twelve months ended as of the date indicated. This includes independent Manager, Distributor and customer accounts that may have become inactive since such respective dates.

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of March 31,

	2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	133,800	7,300	141,200	7,700
NSP Russia, Central and Eastern Europe	65,200	2,800	78,300	3,400
Synergy WorldWide	54,400	3,700	57,500	3,600
China and New Markets	—	—	—	—
	253,400	13,800	277,000	14,700

“Active Distributors and customers” includes the Company's independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated.

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Quarter Ended March 31,

	2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	31,600	800	33,600	800
NSP Russia, Central and Eastern Europe	11,200	100	12,100	200
Synergy WorldWide	17,000	600	19,300	600
China and New Markets	—	—	—	—
	59,800	1,500	65,000	1,600

“New Managers” includes independent Managers under the Company's various compensation plans that first achieved the rank of Manager during the previous three months ended as of the date indicated.

“New Distributors and Customers” include the Company's independent Distributors and customers who have made their initial product purchase directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated.

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Twelve Months Ended March 31,

	2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	126,000	3,000	130,200	3,100
NSP Russia, Central and Eastern Europe	46,000	600	56,200	1,000
Synergy WorldWide	74,300	2,300	75,800	2,100
China and New Markets	—	—	400	—
	246,300	5,900	262,600	6,200

“New Managers” includes independent Managers under the Company's various compensation plans that first achieved the rank of Manager during the previous twelve months ended as of the date indicated.

“New Distributors and Customers” include the Company's independent Distributors and customers who have made their initial product purchase directly from the Company for resale and/or personal consumption during the previous twelve months ended as of the date indicated.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2016, working capital was $47.8 million, compared to $48.4 million as of December 31, 2015.  At March 31, 2016, the Company had $46.4 million in cash and cash equivalents, of which $42.8 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

The Company's net consolidated cash inflows (outflows) are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating activities	$2,862	$(926)
Investing activities	(1,298)	(4,722)
Financing activities	2,853	(2,682)

Operating Activities

For the three months ended March 31, 2016, operating activities provided cash in the amount of $2.9 million, compared to cash used in the amount of $0.9 million for the same period in 2015. Operating cash flows increased due to timing of payments and receipts for accounts receivable, prepaid expenses, accrued liabilities, and deferred revenue, and were partially offset by the timing of payments and receipts for inventories, other assets, and accounts payable, as well as the decline in net income between periods.

Investing Activities

For the three months ended March 31, 2016, investing activities used cash in the amount of $1.3 million, and $4.7 million for the same period in 2015. Capital expenditures related to the purchase of equipment, computer systems and software for the three months ended March 31, 2016 and 2015, were $1.7 million and $6.0 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by early 2017.

Financing Activities

For the three months ended March 31, 2016, financing activities provided cash in the amount of $2.9 million, compared to cash used in the amount of $2.7 million for the same period in 2015. During the three months ended March 31, 2016 and 2015, the Company used cash to pay dividends in an aggregate amount of $1.9 million and $1.9 million, respectively.

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund future dividends and the share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility. During the three-month period ended March 31, 2016, there were no share repurchased by the Company under the share repurchase program. At March 31, 2016, the remaining balance available for repurchases under the program was $13.4 million.

The Company has a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that matures September 1, 2017. The Company pays interest at LIBOR plus 1.25 percent on any borrowings on the agreement (1.75 percent as of March 31, 2016). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The Company retains ample capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. At March 31, 2016 and December 31, 2015, the Company had a balance of $7.5 million and $2.7 million, respectively, under the revolving credit agreement.

The revolving credit agreement contains restrictions on leverage, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of March 31, 2016, the Company was in compliance with these debt covenants.

The Company believes that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund its normal operating needs; including dividends, share repurchases, and capital expenditures, as well as potential business development activity for the foreseeable future. However, among other things, a prolonged economic downturn, a decrease in demand for the Company's products, an unfavorable settlement of its unrecognized tax positions or non-income tax contingencies could adversely affect the Company's long-term liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Company evaluates its estimates and assumptions. It bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on the Company's financial position and results of operations. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and its Audit Committee.

A summary of the Company's significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2015. The Company believes the critical accounting policies and estimates described below reflect the more significant estimates and assumptions used in the preparation of its consolidated financial statements. The impact and any associated risks on its business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It may use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. During the three months ended March 31, 2016 and 2015, the Company received $0 and $1.3 million, respectively, in net proceeds from the sales of its fixed assets in Venezuela, which is included in the results from discontinued operations.

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

Contingencies

The Company is involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, it records its best estimate within the range related to the contingency. If there is no best estimate, it records the minimum of the range. As additional information becomes available, it assesses the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect its results of operations in the period of adjustment. The Company's contingencies are discussed in further detail in Note 10, “Commitments and Contingencies”, to the Notes of its Condensed Consolidated Financial Statements, of Item 1, Part 1 of this report.

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

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts business in several countries and intends to continue to grow its international operations. Net sales revenue, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, its operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where it has operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment.

Foreign Currency Risk

During the three months ended March 31, 2016, approximately 53.5 percent of the Company's net sales revenue and approximately 51.6 percent of its operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. It conducts business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, its operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition, but it has provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which it sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on its operating results. It does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in its management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended March 31, 2016 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$82,402	(3,181)	(3.9)%	$(4,565)	(5.5)%	$(6,999)	(8.5)%

Cost and expenses
Cost of sales	22,020	(1,012)	(4.6)	(1,452)	(6.6)	(2,227)	(10.1)
Volume incentives	29,877	(1,220)	(4.1)	(1,751)	(5.9)	(2,685)	(9.0)
Selling, general and administrative	28,385	(796)	(2.8)	(1,143)	(4.0)	(1,752)	(6.2)

Operating income	$2,120	$(153)	(7.2)%	$(219)	(10.3)%	$(335)	(15.8)%

Certain of the Company’s operations, including Russia and Ukraine, are served by a U.S. subsidiary through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within its financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of its products and the purchasing power of its independent Managers, Distributors and customers within these markets. As a result of the current tension between Russia and Ukraine, economic pressures resulting from lower oil prices, and resultant government sanctions, the Russian ruble and the Ukrainian hryvnia have weakened significantly against the U.S. dollar, impacting net sales in this market. Should the conflict continue to escalate, exchanges rates for Russian ruble, as well as the Ukrainian hryvnia could weaken further against the U.S. dollar, further impacting net sales in these markets.

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of March 31, 2016, (dollar amounts in thousands).

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$46,433	$(3,074)	(6.6)%	$(4,411)	(9.5)%	$(6,763)	(14.6)%
Accounts receivable, net	8,146	(236)	(2.9)	(338)	(4.1)	(518)	(6.4)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	8,658	(68)	(0.8)	(98)	(1.1)	(150)	(1.7)

Net Financial Instruments Subject to Exchange Rate Risk	$45,921	$(3,242)	(7.1)%	$(4,651)	(10.1)%	$(7,131)	(15.5)%

The following table sets forth the local currencies other than the U.S. dollar in which the Company’s assets that are subject to exchange rate risk were denominated as of March 31, 2016, and exceeded $1 million upon translation into U.S. dollars. None of its liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. The Company uses the spot exchange rate for translating balance sheet items from local currencies into its reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of March 31, 2016, (dollar amounts in thousands).

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of March 31, 2016
Cash and cash equivalents
China (Yuan Renminbi)	$8,910	6.5
South Korea (Won)	6,380	1,142.6
Japan (Yen)	4,185	112.4
European Markets (Euro)	3,756	0.9
Thailand (Baht)	1,640	35.2
Canada (Dollar)	1,502	1.3
Other	7,445	Varies
Total foreign denominated cash and cash equivalents	33,818
U.S. dollars held by foreign subsidiaries	8,954
Total cash and cash equivalents held by foreign subsidiaries	$42,772

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

Three Months Ended March 31,	2016	2015
Canada (Dollar)	1.4	1.2
European Markets (Euro)	0.9	0.9
Japan (Yen)	115.3	119.2
South Korea (Won)	1,205.8	1,102.6
Mexico (Peso)	18.0	15.0

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the three months ended March 31, 2016, Belarus was considered to be highly inflationary. During the three-month periods ended March 31, 2016 and 2015, the Company’s Belarusian subsidiary’s net sales revenue represented approximately 1.6 percent and 2.1 percent, of consolidated net sales revenue, respectively. With the exception of Belarus, there were no other countries in which the Company operates that are considered to have a highly inflationary economy during the three-month periods ended March 31, 2016 and 2015.

Interest Rate Risk

The primary objectives of the Company's investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On March 31, 2016, the Company had investments of $1.8 million. A hypothetical 1.0 percent change in interest rates would not have had a material effect on the Company's liquidity, financial position or results of operations.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of March 31, 2016, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None.

Item 1A.            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company's business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to the Company's risk factors since the filing of its Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. There were no shares repurchaed by the Company during the three months ended March 31, 2016. At March 31, 2016, the remaining balance available for repurchases under the program was $13.4 million.

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
31.1(1)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(1)	Certificate of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1(1)	Compliance Committee Charter
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________________________________

(1)         Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature's Sunshine Products, Inc.

Date:	May 10, 2016	/s/ Gregory L. Probert
Gregory L. Probert,
Chief Executive Officer and Chairman of the Board

Date:	May 10, 2016	/s/ Stephen M. Bunker
Stephen M. Bunker,
Executive Vice President, Chief Financial Officer and Treasurer