Form 10-Q
period 2016-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2016-08-09
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Common Stock, no par value, outstanding on July 29, 2016, was 18,747,314 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended June 30, 2016

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

•	its relationship with, and its inability to influence the actions of, its independent distributors, and other third parties with whom it does business;

•	improper activity by its employees or independent distributors;

•	negative publicity related to its products, ingredients, or direct selling organization and the nutritional supplement industry;

•	changing consumer preferences and demands;

•	its reliance upon, or the loss or departure of any member of, its senior management team which could negatively impact its distributor relations and operating results;

•	increased state and federal regulatory scrutiny of the nutritional supplement industry, including, but not limited to targeting of ingredients, testing methodology and product claims;

•	the competitive nature of its business and the nutritional supplement industry;

•	regulatory matters governing its products, ingredients, the nutritional supplement industry, its direct selling program, or the direct selling market in which it operates;

•	legal challenges to its direct selling program or to the classification of its independent distributors;

•	recent settlement between the Federal Trade Commission and a competitor of the Company may have implications for the direct selling industry and the Company;

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

•	its inability to register products for sale in Mainland China and difficulty or increased cost of importing products into Mainland China;

•	managing rapid growth in China; and

•	the slowing of the Chinese economy.

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$41,428	$41,420
Accounts receivable, net of allowance for doubtful accounts of $232 and $190, respectively	7,968	7,700
Investments available for sale	1,797	1,772
Inventories	45,002	38,495
Deferred income tax assets	4,795	5,021
Prepaid expenses and other	8,039	7,110
Total current assets	109,029	101,518

Property, plant and equipment, net	70,423	68,728
Investment securities - trading	1,275	1,044
Intangible assets, net	513	559
Deferred income tax assets	17,385	17,339
Other assets	12,410	11,332
	$211,035	$200,520

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,971	$6,341
Accrued volume incentives	17,860	14,913
Accrued liabilities	23,995	23,726
Deferred revenue	4,895	4,160
Revolving credit facility payable	3,920	2,696
Income taxes payable	1,322	1,300
Total current liabilities	60,963	53,136

Liability related to unrecognized tax benefits	7,811	7,809
Deferred compensation payable	1,275	1,044
Other liabilities	2,368	2,266
Total liabilities	72,417	64,255

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,747 and 18,588 shares issued and outstanding, respectively	128,146	126,670
Retained earnings	18,969	18,088
Noncontrolling interests	2,268	2,750
Accumulated other comprehensive loss	(10,765)	(11,243)
Total shareholders’ equity	138,618	136,265
	$211,035	$200,520

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Net sales revenue	$89,366	$81,247
Cost of sales	(23,078)	(21,068)
Gross profit	66,288	60,179

Operating expenses:
Volume incentives	30,791	29,603
Selling, general and administrative	31,249	27,392
Operating income	4,248	3,184
Other income (loss), net	(622)	(2)
Income before provision for income taxes	3,626	3,182
Provision for income taxes	1,260	787
Net income from continuing operations	2,366	2,395
Income from discontinued operations	—	—
Net income	2,366	2,395
Net loss attributable to noncontrolling interests	(202)	(166)
Net income attributable to common shareholders	$2,568	$2,561

Basic and diluted net income per common share

Basic earnings per share attributable to common shareholders:
Net income from continuing operations	$0.14	$0.13
Income from discontinued operations	$—	$—
Net income attributable to common shareholders	$0.14	$0.14

Diluted earnings per share attributable to common shareholders:
Net income from continuing operations	$0.14	$0.12
Income from discontinued operations	$—	$—
Net income attributable to common shareholders	$0.14	$0.13

Weighted average basic common shares outstanding	18,723	18,720
Weighted average diluted common shares outstanding	18,940	19,244

Dividends declared per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Net sales revenue	$171,768	$165,125
Cost of sales	(45,098)	(42,949)
Gross profit	126,670	122,176

Operating expenses:
Volume incentives	60,668	59,940
Selling, general and administrative	59,634	53,722
Operating income	6,368	8,514
Other income (loss), net	937	(320)
Income before provision for income taxes	7,305	8,194
Provision for income taxes	3,150	1,596
Net income from continuing operations	4,155	6,598
Income from discontinued operations	—	1,312
Net income	4,155	7,910
Net loss attributable to noncontrolling interests	(482)	(318)
Net income attributable to common shareholders	$4,637	$8,228

Basic and diluted net income per common share

Basic earnings per share attributable to common shareholders:
Net income from continuing operations	$0.25	$0.35
Income from discontinued operations	$—	$0.07
Net income attributable to common shareholders	$0.25	$0.44

Diluted earnings per share attributable to common shareholders:
Net income from continuing operations	$0.24	$0.34
Income from discontinued operations	$—	$0.07
Net income attributable to common shareholders	$0.24	$0.43

Weighted average basic common shares outstanding	18,708	18,671
Weighted average diluted common shares outstanding	18,946	19,157

Dividends declared per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Net income	$2,366	$2,395
Foreign currency translation gain (loss) (net of tax)	537	(125)
Reclassification of net realized gains on marketable securities in net income (net of tax)	—	(294)
Net unrealized gains on investment securities (net of tax)	4	7
Total comprehensive income	$2,907	$1,983

	Six Months Ended June 30,
	2016	2015
Net income	$4,155	$7,910
Foreign currency translation gain (loss) (net of tax)	462	(146)
Reclassification of net realized gains on marketable securities in net income (net of tax)	—	(294)
Net unrealized gains on investment securities (net of tax)	16	29
Total comprehensive income	$4,633	$7,499

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at January 1, 2016	18,588	$126,670	$18,088	$2,750	$(11,243)	$136,265
Share-based compensation expense	—	1,586	—	—	—	1,586
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	159	(110)	—	—	—	(110)
Cash dividends ($0.20 per share)	—	—	(3,756)	—	—	(3,756)
Net income	—	—	4,637	(482)	—	4,155
Other comprehensive income	—	—	—	—	478	478
Balance at June 30, 2016	18,747	$128,146	$18,969	$2,268	$(10,765)	$138,618

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,155	$7,910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	62	33
Depreciation and amortization	2,396	2,152
Share-based compensation expense	1,586	2,085
Loss (gain) on sale of property and equipment	78	(1,251)
Deferred income taxes	311	(46)
Purchase of trading investment securities	(252)	(156)
Proceeds from sale of trading investment securities	56	82
Realized and unrealized gains on investments	(60)	(493)
Foreign exchange (gains) losses	(546)	764
Changes in assets and liabilities:
Accounts receivable	(164)	(271)
Inventories	(6,177)	(659)
Prepaid expenses and other current assets	(912)	(4,057)
Other assets	(1,027)	16
Accounts payable	2,402	1,124
Accrued volume incentives	2,798	(146)
Accrued liabilities	950	(2,102)
Deferred revenue	735	(727)
Income taxes payable	(150)	(1,452)
Liability related to unrecognized tax benefits	231	230
Deferred compensation payable	(9)	93
Net cash provided by operating activities	6,463	3,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,592)	(13,071)
Proceeds from sale of property, plant and equipment	—	1,373
Proceeds from sale/maturities of investments available for sale	—	810
Net cash used in investing activities	(4,592)	(10,888)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(3,756)	(3,740)
Net borrowings on revolving credit facility	1,224	—
Net proceeds from the exercise of stock options	59	3,476
Payment of withholding taxes related to the vesting of restricted stock units	(169)	—
Repurchase of common stock	—	(3,783)
Net cash used in financing activities	(2,642)	(4,047)
Effect of exchange rates on cash and cash equivalents	779	(676)
Net increase (decrease) in cash and cash equivalents	8	(12,482)
Cash and cash equivalents at the beginning of the period	41,420	58,699
Cash and cash equivalents at the end of the period	$41,428	$46,217
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,036	$6,185
Cash paid for interest	122	59

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

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, and the United States. The Company also markets its products through a wholesale model to Australia, Chile, Israel, New Zealand, Norway, Peru, Portugal, Spain and the United Kingdom.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of June 30, 2016, and for the three and six-month periods ended June 30, 2016 and 2015.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2016.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Restructuring Related Activities

During the year ended December 31, 2015, the Company announced a restructuring plan that has been substantially completed. Of the $3.3 million of non-recurring restructuring costs incurred during the year ended December 2015, $9,788 of severance costs and $0.1 million of other exit costs remained payable as of June 30, 2016 and $0.6 million of severance costs and $0.2 million of other exit costs remained payable as of December 31, 2015. There were $0 and $2.1 million of restructuring costs incurred during the six months ended June 30, 2016 and 2015, respectively.
Noncontrolling Interests

Noncontrolling interest decreased as a result of the net loss attributable to the noncontrolling interests by $0.5 million and $0.3 million during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, noncontrolling interests were $2.3 million and $3.5 million, respectively.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements: "Going Concern" (Subtopic 205-40). The purpose of this ASU is to incorporate into U.S. Generally Accepted Accounting Principles ("U.S. GAAP") management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, and to provide related footnote disclosures. This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update specifies that inventory should be subsequently measured at the lower of cost or net realizable value, which is the ordinary selling price less any completion, transportation and disposal costs. However, the ASU does not apply to inventory measured using the last-in-first-out or retail methods. This update is effective for interim and annual periods beginning after December 15, 2016. Adoption of the ASU is prospective. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This update is effective for interim and annual periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update specifies that lessees should recognize assets and liabilities arising from all leases, except for leases with a lease term of 12 months or less. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and continue to depend on its classification as a finance or operating lease. For public companies, the ASU will be effective for annual periods beginning after December 15, 2018 with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations; however, it is expected to gross-up the consolidated balance sheet.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

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

The following table summarizes the operating results of the Company’s discontinued operations (dollar amounts in thousands):

	June 30, 2016	June 30, 2015
Net sales revenue	$—	$—

Income before income tax provision	$—	$1,312
Income tax provision	—	—
Income from discontinued operations	$—	$1,312

During the six months ended June 30, 2015, the Company received $1.3 million in net proceeds from the sales of its fixed assets in Venezuela, which is included in the results from discontinued operations.

(3)                     Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$14,728	$13,351
Work in progress	1,038	789
Finished goods	29,236	24,355
Total inventory	$45,002	$38,495

(4)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows (dollar amounts in thousands):

As of June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,793	$4	$—	$1,797
Total short-term investment securities	$1,793	$4	$—	$1,797

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,794	$—	$(22)	$1,772
Total short-term investment securities	$1,794	$—	$(22)	$1,772

There were no proceeds from the sales of available-for-sale securities during the six-month periods ended June 30, 2016 and 2015.

The Company’s trading securities portfolio totaled $1.3 million at June 30, 2016, and $1.0 million at December 31, 2015, and generated gains of $35,000 and $21,000 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Company had an unrealized gain of $4,000 and an unrealized loss of $22,000, respectively, in its U.S. government securities funds. There were no securities that were in a loss position for more than 12 months.

(5)                     Revolving Credit Facility

The Company’s revolving credit agreement with Wells Fargo Bank, N.A., permits the Company to borrow up to $25.0 million through September 1, 2017, bearing interest at LIBOR plus 1.25 percent (1.75 percent as of June 30, 2016 and December 31, 2015). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The revolving credit agreement matures on September 1, 2017. The Company settles its net borrowings under the revolving credit agreement daily, and as a result, has classified its outstanding borrowings as current on its condensed consolidated balance sheet as of June 30, 2016. At June 30, 2016 and December 31, 2015, the outstanding balance under the revolving credit agreement was $3.9 million and $2.7 million, respectively.

The revolving credit agreement contains restrictions on leverage, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company remains in compliance with these debt covenants as of June 30, 2016.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2016 and 2015 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common shareholders:
Net income from continued operations	$2,568	$2,561	$4,637	$6,916
Income from discontinued operations	$—	$—	$—	$1,312
Net income	$2,568	$2,561	$4,637	$8,228

Basic weighted average shares outstanding	18,723	18,720	18,708	18,671

Basic earnings per share attributable to common shareholders:
Net income from continued operations	$0.14	$0.13	$0.25	$0.35
Income from discontinued operations	$—	$—	$—	$0.07
Net income	$0.14	$0.14	$0.25	$0.44

Diluted shares outstanding
Basic weighted-average shares outstanding	18,723	18,720	18,708	18,671
Stock-based awards	217	524	238	486
Diluted weighted-average shares outstanding	18,940	19,244	18,946	19,157

Diluted earnings per share attributable to common shareholders:
Net income from continued operations	$0.14	$0.12	$0.24	$0.34
Income from discontinued operations	$—	$—	$—	$0.07
Net income	$0.14	$0.13	$0.24	$0.43

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	86	348	86	348

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	1,445	691	1,445	641

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

On February 25, 2016, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million, which was paid on March 22, 2016 to shareholders of record as of March 11, 2016. On May 10, 2016, the

Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million, which was paid on June 6, 2016 to shareholders of record as of May 25, 2016.

Share Repurchase Program

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At June 30, 2016, the remaining balance available for repurchases under the program was $13.4 million. There were no repurchases of common shares by the Company during the six months ended June 30, 2016.

Share-Based Compensation

During the year ended December 31, 2012, the Company’s shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”).  The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award, as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500,000 shares of the Company’s common stock were originally authorized for the granting of awards under the 2012 Incentive Plan. In 2015, the Company’s shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for the six-month period ended June 30, 2016, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2015	1,683	$12.21
Granted	—	—
Forfeited or canceled	(59)	11.77
Exercised	(25)	2.35
Options outstanding at June 30, 2016	1,599	12.39

Share-based compensation expense from time-based stock options for the three-month periods ended June 30, 2016 and 2015, was approximately $0.2 million and $0.2 million, respectively. Share-based compensation expense from time-based stock options for the six-month periods ended June 30, 2016 and 2015, was approximately $0.4 million and $0.7 million, respectively. As of June 30, 2016 and December 31, 2015, the unrecognized share-based compensation expense related to the grants described above was $0.6 million and $1.1 million, respectively. As of June 30, 2016, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.3 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the six-month periods ended June 30, 2016 and 2015.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $0.4 million of potential share-based compensation expense.

At June 30, 2016, the aggregate intrinsic value of outstanding stock options to purchase 1,599,000 shares of common stock, exercisable stock options to purchase 1,141,000 shares of common stock and stock options to purchase 377,000 shares of common stock that are expected to vest was $0.6 million, $0.6 million and $0.0 million, respectively. At December 31, 2015, the aggregate intrinsic value of outstanding options to purchase 1,683,000 shares of common stock, the exercisable options to purchase 958,000 shares of common stock, and options to purchase 588,000 shares of common stock expected to vest was $0.9 million, $0.9 million and $0.0 million, respectively.

For the six-month periods ended June 30, 2016 and 2015, the Company issued 25,000 and 373,000 shares of common stock upon the exercise of stock options at an average exercise price of $2.35, and $9.58 per share, respectively. The aggregate intrinsic values of options exercised during the six-month periods ended June 30, 2016 and 2015 was $0.2 million, and $1.4 million, respectively. For the three-month period ended June 30, 2015, the Company recognized $0.1 million of tax benefits from the exercise of stock options during the period. For the six-month periods ended June 30, 2016 and 2015, the Company recognized $0.1 million and $0.5 million of tax benefits from the exercise of stock options during the period, respectively.

Restricted Stock Units

The Company’s outstanding restricted stock units ("RSUs") include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date. RSUs granted to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At June 30, 2016 and December 31, 2015, there were 44,000 and 60,000 vested RSUs granted to the Board of Directors that had a restriction period.

RSU activity for the six-month period ended June 30, 2016, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2015	744	$12.48
Granted	206	8.61
Forfeited	(10)	11.73
Issued	(154)	13.05
Restricted Stock Units outstanding at June 30, 2016	786	11.38

During the six-month period ended June 30, 2016, the Company granted 206,000 RSUs under the 2012 Incentive Plan to the Company’s Board of Directors, executive officers and other employees, which are composed of both time-based RSUs and net sales and operating income and earnings-per-share performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $8.61 per share and vest in annual installments over a three-year period from the grant date or according to the restrictions for the Board of Directors noted above. The net sales and operating income and earnings-per-share performance-based RSUs were issued with a weighted-average grant date fair value of $13.05 per share and vest upon achieving both (i) net sales and operating income targets over a three-year period from the grant date and (ii) earnings-per-share targets over a six-year period from the grant date.

RSUs are valued at market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period.

Share-based compensation expense for RSUs for the three-month periods ended June 30, 2016 and 2015, was approximately $0.5 million and $0.6 million, respectively. Share-based compensation expense from RSUs for the six-month periods ended June 30, 2016 and 2015, was approximately $1.1 million and $1.3 million, respectively. As of June 30, 2016 and December 31, 2015, the unrecognized share-based compensation expense related to the grants described above was $2.5 million and $2.5 million, respectively. As of June 30, 2016, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.6 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue and earnings-per-share performance-based RSUs for the six-month periods ended June 30, 2016 and 2015.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $3.3 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to the Company's share-based compensation plans is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was 20,000 shares for the six-month period ended June 30, 2016. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

(8)                     Segment Information

The Company has four business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company's four business segments are divided based on the different characteristics of their distributor bases, selling and distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations.  Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and China and New Markets). The Company’s China and New Markets segment anticipates deploying a multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through a direct selling model across China as well as through e-commerce channels.  The time to market will be dependent upon regulatory processes including product registration and permit approvals. The China and New Markets segment also includes the Company’s wholesale business, in which the Company sells its products to various locally managed entities independent of the Company that have distribution rights for the relevant market. All of the net sales revenue to date in the China and New Markets segment is through the Company’s wholesale business to foreign markets, and beginning in the second quarter of 2016, pre-opening product sales through Hong Kong. The fourth business segment operates under the Synergy® WorldWide brand.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales revenue:
NSP Americas	$44,725	$45,050	$89,908	$91,560
NSP Russia, Central and Eastern Europe	6,269	6,815	12,621	14,258
Synergy WorldWide	33,013	28,480	62,861	57,248
China and New Markets	5,359	902	6,378	2,059
Total net sales revenue	89,366	81,247	171,768	165,125

Contribution margin (1):
NSP Americas	19,103	19,027	38,020	38,547
NSP Russia, Central and Eastern Europe	2,065	2,314	4,246	4,910
Synergy WorldWide	10,245	8,820	19,184	17,868
China and New Markets	4,084	415	4,552	911
Total contribution margin	35,497	30,576	66,002	62,236

Selling, general and administrative (2)	31,249	27,392	59,634	53,722
Operating income	4,248	3,184	6,368	8,514

Other income (expense), net	(622)	(2)	937	(320)
Income from continuing operations before provision for income taxes	$3,626	$3,182	$7,305	$8,194
_________________________________________

(1)   Contribution margin consists of net sales revenue less cost of sales and volume incentives expense. For the China and New Markets segment, contribution margin does not includes services fees related to pre-opening product sales through Hong Kong.

(2)  Service fees in the China and New Markets segment related to pre-opening product sales through Hong Kong totaled $2.0 million for the three and six month periods ended June 30, 2016, and $0.0 million for the three and six month periods ended June 30, 2015. These service fees are included in selling, general and administrative expense.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales revenue for the three and six-month periods ended June 30, 2016 and 2015, as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales revenue:
United States	$37,598	$37,054	$75,893	$75,576
South Korea	15,473	12,070	28,671	24,150
Other	36,295	32,123	67,204	65,399
	$89,366	$81,247	$171,768	$165,125

Revenue generated by each of the Company’s product lines is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NSP Americas:
General health	$20,234	$19,456	$39,851	$39,488
Immune	3,738	5,038	9,314	11,255
Cardiovascular	3,418	3,543	6,530	6,644
Digestive	11,845	13,263	24,924	26,628
Personal care	2,853	870	3,783	1,840
Weight management	2,637	2,880	5,506	5,705
	44,725	45,050	89,908	91,560
NSP Russia, Eastern and Central Europe:
General health	$2,501	$2,799	$5,224	$5,678
Immune	857	763	1,397	1,676
Cardiovascular	493	446	970	899
Digestive	1,407	1,852	3,528	3,822
Personal care	853	627	1,102	1,509
Weight management	158	328	400	674
	6,269	6,815	12,621	14,258
Synergy WorldWide:
General health	$9,694	$7,645	$18,334	$15,347
Immune	41	84	250	277
Cardiovascular	13,505	12,411	26,198	25,067
Digestive	3,442	2,374	5,929	4,668
Personal care	1,948	1,732	3,887	3,562
Weight management	4,383	4,234	8,263	8,327
	33,013	28,480	62,861	57,248
China and New Markets:
General health	$1,537	$426	$2,008	$957
Immune	216	103	347	261
Cardiovascular	1,450	73	1,523	154
Digestive	1,262	225	1,522	515
Personal care	439	19	461	46
Weight management	455	56	517	126
	5,359	902	6,378	2,059
	$89,366	$81,247	$171,768	$165,125

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

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	June 30, 2016	December 31, 2015
Property, plant and equipment:
United States	$68,089	$66,044
Other	2,334	2,684
Total property, plant and equipment	$70,423	$68,728

(9)              Income Taxes

For the three months ended June 30, 2016 and 2015, the Company’s provision for income taxes, as a percentage of income before income taxes was 34.7 percent and 24.7 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2016 and 2015, the Company’s provision for income taxes, as a percentage of income before income taxes was 43.1 percent and 19.5 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended June 30, 2016, was attributed to foreign tax credits arising from intercompany dividends paid by foreign subsidiaries to the U.S. corporation, offset by current year foreign losses, primarily related to China, that presently do not provide future tax benefit, and unfavorable adjustments related to foreign operations.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2016, was attributed to current year foreign losses, primarily related to China, that presently do not provide future tax benefit, and an adjustment of a prior year deferred tax assets related to foreign currency translation amounts, offset partially by foreign tax credits arising from intercompany dividends paid by foreign subsidiaries to the U.S. corporation.

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

The Company’s U.S. federal income tax returns for 2012 through 2014 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2009 through 2015.

As of June 30, 2016 and December 31, 2015, the Company had accrued $7.8 million related to unrecognized tax positions.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of June 30, 2016 and December 31, 2015, accrued liabilities were $0.3 million related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company believes future payments related to these matters could range from $0 to approximately $4.0 million.

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

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of June 30, 2016 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
U.S. government security funds	$1,797	$—	$—	$1,797
Investment securities	1,275	—	—	1,275
Total assets measured at fair value on a recurring basis	$3,072	$—	$—	$3,072

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

Investments available-for-sale — The majority of the Company’s investment portfolio consists of U.S. government security funds. The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities and U.S. government treasuries.

Investment securities — The Company’s trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the six months ended June 30, 2016, and for the year ended December 31, 2015, there were no fair value measurements using the significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and the revolving credit facility payable approximate fair value due to their short-term nature. During the six months ended June 30, 2016 and 2015, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

OVERVIEW

Nature’s Sunshine Products, Inc., together with its subsidiaries, is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to customers and to a sales force of independent distributors who use the products themselves or resell them to consumers. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company's major product groups are subject to regulation by one or more governmental agencies.

The Company has four business segments that are divided based on the different characteristics of their Distributor bases, selling and Distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations.  Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and China and New Markets). The Company’s China and New Markets segment anticipates deploying a multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through a direct selling model across China as well as through e-commerce channels.  The time to market will be dependent upon regulatory processes including product registration and permit approvals. The China and New Markets segment also includes the Company’s wholesale business, in which the Company sells its products to various locally managed entities independent of the Company that have distribution rights for the relevant market. All of the net sales revenue to date in the China and New Markets segment is through the Company’s wholesale business to foreign markets, and beginning in the second quarter of 2016, pre-opening product sales through Hong Kong. The fourth business segment operates under the Synergy® WorldWide brand.

 The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom and the United States. The Company markets its products through a wholesale model to Australia, Chile, Israel, New Zealand, Norway, Peru, Portugal, Spain and the United Kingdom.

In the second quarter of 2016, the Company experienced an increase in its consolidated net sales of 10.0 percent (an increase of 11.5 percent in local currencies), compared to the same period in 2015. NSP Americas net sales decreased approximately 0.7 percent (but increased 0.7 percent in local currencies), compared to the same period in 2015. NSP Russia, Central and Eastern Europe net sales decreased approximately 8.0 percent compared to the same period in 2015. China and New Markets net sales increased approximately 494.0 percent compared to the same period in 2015 as a result of the pre-opening product sales through Hong Kong. Synergy WorldWide net sales increased approximately 15.9 percent (or 17.9 percent in local currencies) compared to the same period in 2015. During the quarter, the NSP Americas segment experienced net sales growth in local currencies in the United States and Canada and the Synergy Worldwide segment experienced net sales growth in local currencies in Indonesia, Japan, South Korea, and Thailand. These increases were offset by declines in local currencies sales in the NSP Americas segment in Latin America, in the NSP Russia, Central and Eastern Europe segment, and in the Synergy Worldwide segment in Europe and North America. The strengthening of the U.S. dollar versus the local currencies of the Company's European, Latin American and Asian markets resulted in an approximate 1.5 percent or $1.2 million reduction of its net sales during the quarter.

The Company expects that sales in NSP Russia, Central and Eastern Europe will continue to be affected by political unrest in Ukraine and Russia, sanctions against Russia and the significant impact of currency devaluation. The Company remains strongly supportive and engaged with its independent Distributors in the region, and believes its solid foundation and strong relationships in the region will allow it to return to growth if and when the political situation and currency stabilizes.

In absolute terms, selling, general and administrative expenses increased $3.9 million in the second quarter of 2016 compared to the same period in 2015. Over the same period, selling, general and administrative costs as a percentage of net sales revenue for 2016, increased to 35.0 percent from 33.7 percent in 2015. The increase in selling, general and administrative expenses for the quarter ended June 30, 2016, was primarily related to payment of $2.0 million of independent service fees related to its pre-opening product sales through Hong Kong, increased investment of $1.8 million in China and increased non-capitalizable training costs related to the Oracle ERP implementation project of $0.8 million, partially offset by $2.1 million reduction related to prior year non-recurring restructuring charges.

The Company distributes products to consumers through a sales force comprised of independent distributors, some of whom also consume the Company's products. Typically a person who joins the Company's independent sales force begins as a distributor. A distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active Managers were approximately 13,200 and 13,400, and active Distributors and customers were approximately 248,900 and 262,300, at June 30, 2016 and 2015, respectively, primarily due to declines in the NSP Russia, Central and Eastern Europe segment as a result of the conditions noted above.

Net sales revenue represents net sales including shipping and handling revenues offset by volume rebates given to independent distributors and customers. Volume rebates as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict rebates. The Company also offers reduced volume rebates with respect to certain products and promotions worldwide. For pre-opening product sales through Hong Kong, the Company pays independent service fees, which are included in selling, general and administrative expenses.

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

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communication costs, bank fees, depreciation and amortization, independent service fees related to pre-opening product sales through Hong Kong and other miscellaneous operating expenses.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales revenue for the three months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales revenue	$89,366	100.0%	$81,247	100.0%	$8,119	10.0%
Cost of sales	(23,078)	(25.8)	(21,068)	(25.9)	(2,010)	(9.5)
	66,288	74.2	60,179	74.1	6,109	10.2
Volume incentives	30,791	34.5	29,603	36.4	1,188	4.0
SG&A expenses	31,249	35.0	27,392	33.7	3,857	14.1
Operating income	4,248	4.8	3,184	3.9	1,064	33.4
Other income (loss), net	(622)	(0.7)	(2)	—	(620)	(31,000.0)
Income from continuing operations before income taxes	3,626	4.1	3,182	3.9	444	14.0
Provision for income taxes	1,260	1.4	787	1.0	473	60.1
Net income from continuing operations	$2,366	2.6%	$2,395	2.9%	$(29)	(1.2)%

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales revenue for the six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales revenue	$171,768	100.0%	$165,125	100.0%	$6,643	4.0%
Cost of sales	(45,098)	(26.3)	(42,949)	(26.0)	(2,149)	(5.0)
	126,670	73.7	122,176	74.0	4,494	3.7
Volume incentives	60,668	35.3	59,940	36.3	728	1.2
SG&A expenses	59,634	34.7	53,722	32.5	5,912	11.0
Operating income	6,368	3.7	8,514	5.2	(2,146)	(25.2)
Other income (loss), net	937	0.5	(320)	(0.2)	1,257	392.8
Income from continuing operations before income taxes	7,305	4.3	8,194	5.0	(889)	(10.8)
Provision for income taxes	3,150	1.8	1,596	1.0	1,554	97.4
Net income from continuing operations	$4,155	2.4%	$6,598	4.0%	$(2,443)	(37.0)%

 Net Sales Revenue

The Company’s international operations have provided, and are expected to continue to provide, a significant portion of its total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how its underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, the Company compares the percentage change in net sales from one period to another period by excluding the effects of foreign currency exchange as shown below. Net sales excluding the impact of foreign exchange fluctuations is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of its foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. The Company believes presenting the impact of foreign currency fluctuations is useful to investors because it allows a more meaningful comparison of net sales of its foreign operations from period to period. However, net sales excluding the impact of foreign currency fluctuations should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. See Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The following table summarizes the changes in net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the three months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Net Sales Revenue by Operating Segment
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$37,439	$36,816	1.7%	$(122)	2.0%
NSP Latin America	7,286	8,234	(11.5)	(511)	(5.3)
	44,725	45,050	(0.7)	(633)	0.7
NSP Russia, Central and Eastern Europe	6,269	6,815	(8.0)	(40)	(7.4)
Synergy WorldWide:
Synergy Asia Pacific	23,397	18,765	24.7	(711)	28.5
Synergy Europe	6,738	6,669	1.0	138	(1.0)
Synergy North America	2,878	3,046	(5.5)	—	(5.5)
	33,013	28,480	15.9	(573)	17.9
China and New Markets	5,359	902	494.1	—	494.1
	$89,366	$81,247	10.0%	$(1,246)	11.5%

The following table summarizes the changes in net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Net Sales Revenue by Operating Segment
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$75,745	$74,990	1.0%	$(423)	1.6%
NSP Latin America	14,163	16,570	(14.5)	(1,111)	(7.8)
	89,908	91,560	(1.8)	(1,534)	(0.1)
NSP Russia, Central and Eastern Europe	12,621	14,258	(11.5)	(93)	(10.8)
Synergy WorldWide:
Synergy Asia Pacific	44,213	37,463	18.0	(2,137)	23.7
Synergy Europe	12,994	13,398	(3.0)	(7)	(3.0)
Synergy North America	5,654	6,387	(11.5)	—	(11.5)
	62,861	57,248	9.8	(2,144)	13.5
China and New Markets	6,378	2,059	209.8	—	209.8
	$171,768	$165,125	4.0%	$(3,771)	6.3%

Consolidated net sales revenue for the three and six months ended June 30, 2016, was $89.4 million and $171.8 million, respectively. That is compared to $81.2 million and $165.1 million for the same period in 2015, or increases of approximately 10.0 percent and 4.0 percent, respectively. The increase was principally related to increases in the Synergy WorldWide and China and New Markets segments. Synergy WorldWide increased $4.5 million and $5.6 million for the three and six months ended June 30, 2016, respectively. China and New Markets similarly increased $4.5 million and $4.3 million for the same periods. The primary offsets related to unfavorable impacts of $1.2 million and $3.8 million in foreign currency exchange rate fluctuations in the three and six months ended June 30, 2016, respectively. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, consolidated net sales revenue would have increased by 11.5 percent and 6.3 percent from same periods in 2015.

NSP Americas

Net sales revenue related to NSP Americas for the three and six months ended June 30, 2016, was $44.7 million and $89.9 million, respectively, compared to $45.1 million and $91.6 million for the same periods in 2015, or a decrease of 0.7 percent and 1.8 percent, respectively. In local currency, net sales increased 0.7 percent and decreased 0.1 percent, compared to the same periods in 2015. Fluctuations in foreign exchange rates had a $0.6 million and $1.5 million unfavorable impact on net sales for the three and six months ended June 30, 2016, respectively. Active Managers within NSP Americas totaled approximately 7,000 and 7,200 at June 30, 2016 and 2015, respectively. Active Distributors and customers within NSP Americas totaled approximately 129,700 and 135,600 at June 30, 2016 and 2015, respectively. The number of independent Managers, Distributors and customers decreased primarily due to lower recruiting in the Latin American markets. Independent Managers and active independent Distributors and customers were down 4.3 percent, compared to the prior year. The active independent Managers category includes independent Managers under the Company's various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active independent Distributors and customers category includes independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales revenues increased approximately $0.7 million and $1.1 million, or 2.1 percent and 1.5 percent, for the three and six months ended June 30, 2016, respectively, compared to the same period in 2015. This market has noted growth for eight consecutive quarters as it continued to see its new sales programs gain traction. More specifically, it has seen increased adoption of retails sales tools and the IN.FORM business model, which is a group-focused weight management program incorporating a habit of healthy eating, daily activity and consumption of the Company's products.

In Canada, net sales revenues decreased approximately $0.1 million and $0.3 million, or 3.5 percent and 5.3 percent, for the three and six months ended June 30, 2016, respectively, compared to the same period in 2015. In local currency, net sales increased 0.8 percent and 2.0 percent compared to the same periods in 2015, which is the eighth consecutive quarter of growth year over year. The Company believes increased momentum in this market has been a result of the increased adoption of the IN.FORM business model and the introduction of seven new products.

In Latin America, net sales revenues decreased approximately $0.9 million and $2.4 million, or 11.5 percent and 14.5 percent, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. In local currency, net sales decreased 5.3 percent and 7.8 percent compared to the same periods in 2015. Currency devaluation had a $0.5 million and $1.1 million unfavorable impact on net sales for the three and six months ended June 30, 2016, respectively. In Latin America, the Company faced continued headwinds due in part to changing regulations for product registration. To address this, the Company continues to emphasize the IN.FORM business model, which includes products the Company anticipates will be acceptable for registration under the changing product registration requirements in Latin America.

 NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, Ukraine, Poland, and Belarus), for the three and six months ended June 30, 2016, was $6.3 million and $12.6 million, respectively, compared to $6.8 million and $14.3 million for the same periods in 2015, or decreases of 8.0 percent and 11.5 percent. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 2,400 and 2,900 at June 30, 2016 and 2015, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 62,600 and 72,000 at June 30, 2016 and 2015, respectively. Net sales and the number of independent Managers, Distributors and customers buying and distributing the Company's products decreased primarily as a result of the current political uncertainty in Ukraine and across the region, and the market decline in the value of the Ukrainian hryvnia and Russian ruble against the U.S. dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within the financial statements, the Company’s products in Ukraine and Russia are priced in local currencies pegged to current U.S. dollar exchange rates and therefore become more expensive when the local currency declines in value. The Company remains strongly supportive and engaged with its independent distributors in the region, and are supporting their activity with additional promotions and training. However, at this time, the Company expects that sales in its NSP Russia, Central and Eastern Europe segment will continue to be significantly affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation. The Company continues to evaluate various options to keep the distributor base engaged. The Company believes that its strong partnership with its local partner will provide a solid foundation to reignite growth once the political and economic conditions stabilize.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the three and six months ended June 30, 2016, of $33.0 million and $62.9 million, respectively, compared to $28.5 million and $57.2 million for the same periods in 2015, or increases of 15.9 percent and 9.8 percent. This increase was primarily due to local currency sales growth in the Company's Asia Pacific region, partially offset by local currency sales declines in Europe and North America and the adverse impacts of fluctuations in foreign exchange rates, which had $0.6 million and $2.1 million unfavorable impacts on net sales for the three and six months ended June 30, 2016, respectively. Excluding the impact of fluctuations in foreign exchange rates, net sales in Synergy WorldWide would have increased by 17.9 percent and 13.5 percent from the same periods in 2015. Active independent Managers within Synergy WorldWide totaled approximately 3,800 and 3,300 at June 30, 2016 and 2015, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 56,600 and 54,700 at June 30, 2016 and 2015, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales revenue increased $3.4 million and $4.5 million, or 28.2 percent and 18.7 percent, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. In local currencies, net sales increased 36.0 percent and 27.7 percent compared to the same periods in 2015. The increase in local currency net sales was primarily due to launching new distributor acquisition programs, including a new Home Health Party program and improvements in the rank advancement and recognitions program.

In Japan, net sales revenues increased approximately $0.8 million and $1.9 million, or 27.2 percent and 33.2 percent, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. In local currencies, net sales increased 13.4 percent and 23.6 percent compared to the same periods in 2015. The Company continues to see growth due to the introduction of new products and the implementation of programs to stimulate activity, including the adoption of Korea's distributor recognition program, which had a positive impact on sales volume in this market in the six months ended June 30, 2016.

In Europe, net sales revenues increased $0.1 million and decreased $0.4 million, or 1.0 percent and 3.0 percent, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Fluctuations in foreign exchange rates, had $0.1 million favorable and $7,000 unfavorable impacts on net sales during the three and six months ended June 30, 2016, respectively. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales decreased 1.0 percent and 3.0 percent compared to the same periods in 2015. The decline in local currencies has been driven by residual sales in the prior year tied to launch of the Company's weight management product plan, that did not recur this period.

In North America, net sales revenues decreased approximately $0.2 million and $0.7 million, or 5.5 percent and 11.5 percent, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decline in sales is primarily driven by lower Distributor recruiting. Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation.

China and New Markets

China and New Markets reported wholesale and pre-opening product sales through Hong Kong revenue for the three and six months ended June 30, 2016, of $5.4 million and $6.4 million, respectively, compared to $0.9 million and $2.1 million for the same periods in 2015, increases of 494.1 percent and 209.8 percent. The net sales increase is the result of the pre-opening product sales through Hong Kong.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and China and New Markets business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue decreased to 25.8 percent and increased to 26.3 percent for the three and six months ended June 30, 2016, respectively, compared to 25.9 percent and 26.0 percent for the same periods in 2015. The increase in the year-to-date cost of sale percentage for the six month period is primarily due to the strengthening of the U.S. dollar against the local currencies in many foreign markets, which has made the Company's products more expensive in those markets.

Volume Incentives

Volume incentives as a percent of net sales revenue decreased to 34.5 percent and 35.3 percent for the three and six months ended June 30, 2016, respectively, compared to 36.4 percent and 36.3 percent in 2015. The decrease in volume incentive percentage for the three month period is primarily due to changes in segment market mix such as the sales growth in China and New Markets related to pre-opening product sales through Hong Kong, for which, no volume incentives are paid.

Selling, General and Administrative

Selling, general and administrative expenses increased by approximately $3.9 million and $5.9 million to $31.2 million and $59.6 million for the three and six months ended June 30, 2016, respectively. Selling, general and administrative expenses were 35.0 percent and 34.7 percent of net sales revenue for the three and six months ended June 30, 2016, respectively, compared to 33.7 percent and 32.5 percent for the same periods in 2015. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2016, as compared to the same period in 2015, was primarily related to:

•	$2.0 million of independent service fees related to its pre-opening product sales through Hong Kong

•	$1.8 million and $2.4 million of increased investment in China

•	$0.8 million and $1.8 million of increased non-capitalizable training costs related to the Oracle ERP implementation project

•	Partially offset by $2.1 million reduction related to prior year non-recurring restructuring charges

Other Income (Expense), Net

Other income (expense) net, for the three and six months ended June 30, 2016, decreased $0.6 million and increased $1.3 million to $(0.6) million and $0.9 million, respectively, as compared to the same periods in 2015. The change in other income was primarily due to changes in foreign exchange gains and losses.

Income Taxes

For the three months ended June 30, 2016 and 2015, the Company’s provision for income taxes, as a percentage of income before income taxes was 34.7 percent and 24.7 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2016 and 2015, the Company’s provision for income taxes, as a percentage of income before income taxes was 43.2 percent and 19.5 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended June 30, 2016, was attributed to foreign tax credits arising from intercompany dividends paid by foreign subsidiaries to the U.S. corporation, offset by current year foreign losses, primarily related to China, that presently do not provide future tax benefit, and unfavorable adjustments related to foreign operations.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2016, was attributed to current year foreign losses, primarily related to China, that presently do not provide future tax benefit, and an adjustment of a prior year deferred tax assets related to foreign currency translation amounts, offset partially by foreign tax credits arising from intercompany dividends paid by foreign subsidiaries to the U.S. corporation.

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

The Company’s U.S. federal income tax returns for 2012 through 2014 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2009 through 2015.

As of June 30, 2016 and December 31, 2015, the Company had accrued $7.8 million related to unrecognized tax positions.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2016 and 2015, by business segment.

Three Months Ended June 30,	2016		2015
NSP Americas:
General health	$20,234	45.2%	$19,456	43.2%
Immune	3,738	8.4	5,038	11.2
Cardiovascular	3,418	7.6	3,543	7.9
Digestive	11,845	26.5	13,263	29.4
Personal care	2,853	6.4	870	1.9
Weight management	2,637	5.9	2,880	6.4
Total NSP Americas	44,725	100.0	45,050	100.0

NSP Russia, Central and Eastern Europe:
General health	$2,501	39.9%	$2,799	41.1%
Immune	857	13.7	763	11.2
Cardiovascular	493	7.9	446	6.5
Digestive	1,407	22.4	1,852	27.2
Personal care	853	13.6	627	9.2
Weight management	158	2.5	328	4.8
Total NSP Russia, Central and Eastern Europe	6,269	100.0	6,815	100.0

Synergy WorldWide:
General health	$9,694	29.4%	$7,645	26.8%
Immune	41	0.1	84	0.3
Cardiovascular	13,505	40.9	12,411	43.6
Digestive	3,442	10.4	2,374	8.3
Personal care	1,948	5.9	1,732	6.1
Weight management	4,383	13.3	4,234	14.9
Total Synergy WorldWide	33,013	100.0	28,480	100.0

China and New Markets:
General health	$1,537	28.7%	$426	47.2%
Immune	216	4.0	103	11.4
Cardiovascular	1,450	27.1	73	8.1
Digestive	1,262	23.5	225	24.9
Personal care	439	8.2	19	2.1
Weight management	455	8.5	56	6.2
Total China and New Markets	5,359	100.0	902	100.0

Consolidated:
General health	$33,966	38.0%	$30,326	37.3%
Immune	4,852	5.4	5,988	7.4
Cardiovascular	18,866	21.1	16,473	20.3
Digestive	17,956	20.1	17,714	21.8
Personal care	6,093	6.8	3,248	4.0
Weight management	7,633	8.5	7,498	9.2
Total Consolidated	$89,366	100.0%	$81,247	100.0%

Six Months Ended June 30,	2016		2015
NSP Americas:
General health	$39,851	44.3%	$39,488	43.1%
Immune	9,314	10.4	11,255	12.3
Cardiovascular	6,530	7.3	6,644	7.3
Digestive	24,924	27.7	26,628	29.1
Personal care	3,783	4.2	1,840	2.0
Weight management	5,506	6.1	5,705	6.2
Total NSP Americas	89,908	100.0	91,560	100.0

NSP Russia, Central and Eastern Europe:
General health	$5,224	41.4%	$5,678	39.8%
Immune	1,397	11.1	1,676	11.8
Cardiovascular	970	7.7	899	6.3
Digestive	3,528	28.0	3,822	26.8
Personal care	1,102	8.7	1,509	10.6
Weight management	400	3.2	674	4.7
Total NSP Russia, Central and Eastern Europe	12,621	100.0	14,258	100.0

Synergy WorldWide:
General health	$18,334	29.2%	$15,347	26.8%
Immune	250	0.4	277	0.5
Cardiovascular	26,198	41.7	25,067	43.8
Digestive	5,929	9.4	4,668	8.2
Personal care	3,887	6.2	3,562	6.2
Weight management	8,263	13.1	8,327	14.5
Total Synergy WorldWide	62,861	100.0	57,248	100.0

China and New Markets:
General health	$2,008	31.5%	$957	46.5%
Immune	347	5.4	261	12.7
Cardiovascular	1,523	23.9	154	7.5
Digestive	1,522	23.9	515	25.0
Personal care	461	7.2	46	2.2
Weight management	517	8.1	126	6.1
Total China and New Markets	6,378	100.0	2,059	100.0

Consolidated:
General health	$65,417	38.1%	$61,470	37.2%
Immune	11,308	6.6	13,469	8.2
Cardiovascular	35,221	20.5	32,764	19.8
Digestive	35,903	20.9	35,633	21.6
Personal care	9,233	5.4	6,957	4.2
Weight management	14,686	8.5	14,832	9.0
Total Consolidated	$171,768	100.0%	$165,125	100.0%

The following table summarizes the Company's product lines by category:

Category	Description	Selected Representative Products
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

As of June 30, 2016, the Company had approximately 248,900 "active independent Distributors and customers" (as defined below). A person who joins the Company’s independent sales force begins as an independent distributor. Many independent distributors sell the Company’s products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of June 30, 2016, the Company had approximately 13,200 "active independent Managers" (as defined below) worldwide. In many of the Company's markets, its independent Managers and Distributors are primarily retailers of the Company's products, including practitioners, proprietors of retail stores and other health and wellness specialists.

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

The Company pays sales commissions, or “volume incentives” to its Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that the Company expensed during the quarters ended June 30, 2016 and 2015, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

The Company's revenue is highly dependent upon the number and productivity of its independent Managers and Distributors. Growth in sales volume requires an increase in the productivity and/or growth in the total number of independent Managers and Distributors.

Within the Company, there are a number of different distributor compensation plans and qualifications, which generate active independent Managers and Distributors with different sales values in the different business segments.  Within the NSP Americas and NSP Russia, Central and Eastern Europe segments, the declines in active independent Managers and Distributors have resulted in declines in sales revenues.  Within Synergy WorldWide, the sales qualifications required for active independent Managers and Distributors varies by market according to local economic factors.  As sales grow in markets with higher qualification values, and decline in those with lower qualification values, the resultant mix change influences the active independent Manager and Distributor counts. As a result, from time-to-time, changes in overall active independent Manager and Distributor counts may not be indicative of actual sales trends for the segment. There are no Managers, Distributors, and customers in the China and New Markets segment.

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of June 30,

	2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	280,400	7,000	290,500	7,200
NSP Russia, Central and Eastern Europe	149,500	2,400	195,300	2,900
Synergy WorldWide	124,600	3,800	126,000	3,300
China and New Markets	—	—	—	—
	554,500	13,200	611,800	13,400

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of June 30,

	2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	129,700	7,000	135,600	7,200
NSP Russia, Central and Eastern Europe	62,600	2,400	72,000	2,900
Synergy WorldWide	56,600	3,800	54,700	3,300
China and New Markets	—	—	—	—
	248,900	13,200	262,300	13,400

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

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Quarter Ended June 30,

	2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	30,800	700	31,800	800
NSP Russia, Central and Eastern Europe	10,800	200	11,700	200
Synergy WorldWide	19,100	700	16,900	500
China and New Markets	—	—	—	—
	60,700	1,600	60,400	1,500

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Twelve Months Ended June 30,

	2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	124,900	2,900	128,700	3,000
NSP Russia, Central and Eastern Europe	45,200	600	50,600	900
Synergy WorldWide	76,400	2,600	75,800	2,100
China and New Markets	—	—	—	—
	246,500	6,100	255,100	6,000

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2016, working capital was $48.1 million, compared to $48.4 million as of December 31, 2015.  At June 30, 2016, the Company had $41.4 million in cash and cash equivalents, of which $37.8 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

The Company's net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Operating activities	$6,463	$3,129
Investing activities	(4,592)	(10,888)
Financing activities	(2,642)	(4,047)

Operating Activities

For the six months ended June 30, 2016, operating activities provided cash in the amount of $6.5 million, compared to $3.1 million for the same period in 2015. Operating cash flows increased due to timing of payments and receipts for prepaid expenses, accounts payable, accrued liabilities, income taxes payable and accrued volume incentives, and were partially offset by the timing of payments and receipts for inventories, and other assets, as well as the decline in net income between periods.

Investing Activities

For the six months ended June 30, 2016, investing activities used cash in the amount of $4.6 million, and $10.9 million for the same period in 2015. Capital expenditures related to the purchase of equipment, computer systems and software for the six months ended June 30, 2016 and 2015, were $4.6 million and $13.1 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by early 2017.

Financing Activities

For the six months ended June 30, 2016, financing activities used cash in the amount of $2.6 million, compared to $4.0 million for the same period in 2015. During the six months ended June 30, 2016 and 2015, the Company used cash to pay dividends in an aggregate amount of $3.8 million and $3.7 million, respectively.

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund future dividends and the share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility. During the six-month period ended June 30, 2016, there were no shares repurchased by the Company under the share repurchase program. At June 30, 2016, the remaining balance available for repurchases under the program was $13.4 million.

The Company has a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that matures September 1, 2017. The Company pays interest at LIBOR plus 1.25 percent on any borrowings on the agreement (1.75 percent as of June 30, 2016). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The Company retains ample capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. At June 30, 2016 and December 31, 2015, the Company had a balance of $3.9 million and $2.7 million, respectively, under the revolving credit agreement.

The revolving credit agreement contains restrictions on leverage, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of June 30, 2016, the Company was in compliance with these debt covenants.

The Company believes that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund its normal operating needs; including dividends, share repurchases, and capital expenditures, as well as potential business development activity and to meet debt obligations as they become due for the next 12 months, as well as for the foreseeable future. However, among other things, a prolonged economic downturn, a decrease in demand for the Company's products, an unfavorable settlement of its unrecognized tax positions or non-income tax contingencies could adversely affect the Company's long-term liquidity.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It may use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. During the six months ended June 30, 2016 and 2015, the Company received $0 and $1.3 million, respectively, in net proceeds from the sales of its fixed assets in Venezuela, which is included in the results from discontinued operations.

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

Foreign Currency Risk

During the six months ended June 30, 2016, approximately 55.8 percent of the Company's net sales revenue and approximately 54.4 percent of its operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. It conducts business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, its operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition, but it has provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which it sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on its operating results. It does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in its management’s discussion and analysis included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended June 30, 2016 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$89,366	(3,907)	(4.4)%	$(5,605)	(6.3)%	$(8,595)	(9.6)%

Cost and expenses
Cost of sales	23,078	(1,169)	(5.1)	(1,677)	(7.3)	(2,571)	(11.1)
Volume incentives	30,791	(1,352)	(4.4)	(1,940)	(6.3)	(2,974)	(9.7)
Selling, general and administrative	31,249	(1,154)	(3.7)	(1,655)	(5.3)	(2,538)	(8.1)

Operating income	$4,248	$(232)	(5.5)%	$(333)	(7.8)%	$(512)	(12.1)%

Exchange rate sensitivity for the six months ended June 30, 2016 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$171,768	(7,088)	(4.1)%	$(10,170)	(5.9)%	$(15,594)	(9.1)%

Cost and expenses
Cost of sales	45,098	(2,181)	(4.8)	(3,129)	(6.9)	(4,798)	(10.6)
Volume incentives	60,668	(2,572)	(4.2)	(3,691)	(6.1)	(5,659)	(9.3)
Selling, general and administrative	59,634	(1,950)	(3.3)	(2,798)	(4.7)	(4,290)	(7.2)

Operating income	$6,368	$(385)	(6.0)%	$(552)	(8.7)%	$(847)	(13.3)%

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of June 30, 2016, (dollar amounts in thousands).

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$41,428	$(3,004)	(7.3)%	$(4,310)	(10.4)%	$(6,608)	(16.0)%
Accounts receivable, net	7,968	(225)	(2.8)	(323)	(4.1)	(495)	(6.2)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	8,971	(70)	(0.8)	(100)	(1.1)	(153)	(1.7)

Net Financial Instruments Subject to Exchange Rate Risk	$40,425	$(3,159)	(7.8)%	$(4,533)	(11.2)%	$(6,950)	(17.2)%

The following table sets forth the local currencies other than the U.S. dollar in which the Company’s assets that are subject to exchange rate risk were denominated as of June 30, 2016, and exceeded $1 million upon translation into U.S. dollars. None of its liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. The Company uses the spot exchange rate for translating balance sheet items from local currencies into its reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of June 30, 2016, (dollar amounts in thousands).

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of June 30, 2016
Cash and cash equivalents
China (Yuan Renminbi)	$9,002	6.6
South Korea (Won)	7,466	1,159.7
Japan (Yen)	3,502	102.6
Canada (Dollar)	1,511	1.3
Other	11,560	Varies
Total foreign denominated cash and cash equivalents	33,041
U.S. dollars held by foreign subsidiaries	4,766
Total cash and cash equivalents held by foreign subsidiaries	$37,807

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

Six Months Ended June 30,	2016	2015
Canada (Dollar)	1.3	1.2
European Markets (Euro)	0.9	0.9
Japan (Yen)	111.6	120.2
South Korea (Won)	1,184.2	1,100.6
Mexico (Peso)	18.1	15.1

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

Interest Rate Risk

The primary objectives of the Company's investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On June 30, 2016, the Company had investments of $1.8 million. A hypothetical 1.0 percent change in interest rates would not have had a material effect on the Company's liquidity, financial position or results of operations.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of June 30, 2016, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.            RISK FACTORS

The following description of risk factors includes any material changes to, and, if applicable, supersedes the description of, risk factors associated with our business previously disclosed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including the risk factors discussed in “Part I. Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The recent settlement between the Federal Trade Commission (“FTC”) and a multilevel marketing company may have implications for both the direct selling industry and the Company itself, particularly with respect to how direct selling companies compensate their independent distributors.

On July 15, 2016, the FTC announced it entered into a settlement agreement with a multilevel marketing company, pursuant to which the multilevel marketing company agreed to restructure its U.S. business operations to settle deceptive advertising and misrepresentation charges (the “Settlement Agreement”). Among other things, the Settlement Agreement requires the multilevel marketing company to pay a significant fine, revise its compensation plan to comply with restrictions on how it can compensate its independent distributors and change its marketing practices to avoid misleading income, earning and other representations. Although only the particular multilevel marketing company is bound by the terms of the Settlement Agreement, the Settlement Agreement may be indicative of the view of the FTC regarding how direct selling companies should compensate their distributors and market their products and business opportunities. Although the Company’s compensation plan and business model vary significantly from those of the multilevel marketing company that is a party to the Settlement Agreement, the Company’s operating results could be negatively impacted if it is required to restructure its business model and compensation plan to fully comply with all of with the restrictions set forth in the Settlement Agreement.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. There were no shares repurchased by the Company during the three and six months ended June 30, 2016. At June 30, 2016, the remaining balance available for repurchases under the program was $13.4 million.

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation, as amended
3.3(2)	Third Amended and Restated Bylaws
31.1(3)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(3)	Certificate of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________________________________

(1)    Previously filed with the SEC on March 14, 2016, as an exhibit to the Annual Report on Form 10-K and is incorporated herein by reference.
(2)    Previously filed with the SEC on August 29, 2014, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(3)    Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature's Sunshine Products, Inc.

Date:	August 9, 2016	/s/ Gregory L. Probert
Gregory L. Probert,
Chief Executive Officer and Chairman of the Board

Date:	August 9, 2016	/s/ Stephen M. Bunker
Stephen M. Bunker,
Executive Vice President, Chief Financial Officer and Treasurer