Form 10-Q
period 2016-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2016-11-09
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Common Stock, no par value, outstanding on October 28, 2016, was 18,754,314 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended September 30, 2016

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

•	its relationship with, and its inability to influence the actions of, its independent distributors, and other third parties with whom it does business;

•	improper activity by its employees or independent distributors;

•	negative publicity related to its products, ingredients, or direct selling organization and the nutritional supplement industry;

•	changing consumer preferences and demands;

•	its reliance upon, or the loss or departure of any member of, its senior management team which could negatively impact its distributor relations and operating results;

•	increased state and federal regulatory scrutiny of the nutritional supplement industry, including, but not limited to targeting of ingredients, testing methodology and product claims;

•	the competitive nature of its business and the nutritional supplement industry;

•	regulatory matters governing its products, ingredients, the nutritional supplement industry, its direct selling program, or the direct selling market in which it operates;

•	legal challenges to its direct selling program or to the classification of its independent distributors;

•	a recent settlement between the Federal Trade Commission and a multilevel marketing company that may have implications for the direct selling industry and the Company;

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$40,443	$41,420
Accounts receivable, net of allowance for doubtful accounts of $190 and $190, respectively	7,216	7,700
Investments available for sale	1,791	1,772
Inventories	48,918	38,495
Deferred income tax assets	4,795	5,021
Prepaid expenses and other	7,038	7,110
Total current assets	110,201	101,518

Property, plant and equipment, net	72,921	68,728
Investment securities - trading	1,379	1,044
Intangible assets, net	490	559
Deferred income tax assets	17,439	17,339
Other assets	12,469	11,332
	$214,899	$200,520

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,111	$6,341
Accrued volume incentives and service fees	17,895	14,913
Accrued liabilities	23,670	23,726
Deferred revenue	3,313	4,160
Revolving credit facility payable	9,007	2,696
Income taxes payable	1,641	1,300
Total current liabilities	62,637	53,136

Liability related to unrecognized tax benefits	6,094	7,809
Deferred compensation payable	1,379	1,044
Other liabilities	2,380	2,266
Total liabilities	72,490	64,255

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,754 and 18,588 shares issued and outstanding, respectively	129,041	126,670
Retained earnings	21,248	18,088
Noncontrolling interests	2,055	2,750
Accumulated other comprehensive loss	(9,935)	(11,243)
Total shareholders’ equity	142,409	136,265
	$214,899	$200,520

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net sales revenue	$85,441	$79,586
Cost of sales	(21,512)	(20,643)
Gross profit	63,929	58,943

Operating expenses:
Volume incentives	29,684	28,690
Selling, general and administrative	29,187	27,115
Operating income	5,058	3,138
Other income (loss), net	20	(247)
Income before provision for income taxes	5,078	2,891
Provision for income taxes	1,136	1,284
Net income from continuing operations	3,942	1,607
Income from discontinued operations	—	804
Net income	3,942	2,411
Net loss attributable to noncontrolling interests	(213)	(355)
Net income attributable to common shareholders	$4,155	$2,766

Basic and diluted net income per common share

Basic earnings per share attributable to common shareholders:
Net income from continuing operations	$0.22	$0.09
Income from discontinued operations	$—	$0.04
Net income attributable to common shareholders	$0.22	$0.15

Diluted earnings per share attributable to common shareholders:
Net income from continuing operations	$0.22	$0.08
Income from discontinued operations	$—	$0.04
Net income attributable to common shareholders	$0.22	$0.15

Weighted average basic common shares outstanding	18,751	18,688
Weighted average diluted common shares outstanding	19,255	19,117

Dividends declared per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Net sales revenue	$257,209	$244,711
Cost of sales	(66,610)	(63,592)
Gross profit	190,599	181,119

Operating expenses:
Volume incentives	90,352	88,630
Selling, general and administrative	88,821	80,837
Operating income	11,426	11,652
Other income (loss), net	957	(567)
Income before provision for income taxes	12,383	11,085
Provision for income taxes	4,286	2,880
Net income from continuing operations	8,097	8,205
Income from discontinued operations	—	2,116
Net income	8,097	10,321
Net loss attributable to noncontrolling interests	(695)	(673)
Net income attributable to common shareholders	$8,792	$10,994

Basic and diluted net income per common share

Basic earnings per share attributable to common shareholders:
Net income from continuing operations	$0.47	$0.44
Income from discontinued operations	$—	$0.11
Net income attributable to common shareholders	$0.47	$0.59

Diluted earnings per share attributable to common shareholders:
Net income from continuing operations	$0.46	$0.43
Income from discontinued operations	$—	$0.11
Net income attributable to common shareholders	$0.46	$0.57

Weighted average basic common shares outstanding	18,723	18,678
Weighted average diluted common shares outstanding	18,995	19,193

Dividends declared per common share	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net income	$3,942	$2,411
Foreign currency translation gain (net of tax)	833	631
Net unrealized gains (losses) on investment securities (net of tax)	(3)	3
Total comprehensive income	$4,772	$3,045

	Nine Months Ended September 30,
	2016	2015
Net income	$8,097	$10,321
Foreign currency translation gain (net of tax)	1,296	485
Reclassification of net realized gains on marketable securities in net income (net of tax)	—	(294)
Net unrealized gains on investment securities (net of tax)	12	32
Total comprehensive income	$9,405	$10,544

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2016	18,588	$126,670	$18,088	$2,750	$(11,243)	$136,265
Share-based compensation expense	—	2,412	—	—	—	2,412
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	166	(41)	—	—	—	(41)
Cash dividends ($0.30 per share)	—	—	(5,632)	—	—	(5,632)
Net income	—	—	8,792	(695)	—	8,097
Other comprehensive income	—	—	—	—	1,308	1,308
Balance at September 30, 2016	18,754	$129,041	$21,248	$2,055	$(9,935)	$142,409

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,097	$10,321
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	270	21
Depreciation and amortization	3,610	3,325
Share-based compensation expense	2,412	3,276
Loss (gain) on sale of property and equipment	145	(982)
Deferred income taxes	311	(137)
Purchase of trading investment securities	(340)	(205)
Proceeds from sale of trading investment securities	84	212
Realized and unrealized gains on investments	(96)	(435)
Foreign exchange (gains) losses	(501)	2,021
Changes in assets and liabilities:
Accounts receivable	409	(708)
Inventories	(9,875)	56
Prepaid expenses and other current assets	102	373
Other assets	(771)	(3,184)
Accounts payable	328	1,051
Accrued volume incentives and service fees	2,721	(228)
Accrued liabilities	301	(3,975)
Deferred revenue	(847)	(1,085)
Income taxes payable	111	(1,718)
Liability related to unrecognized tax benefits	(1,744)	225
Deferred compensation payable	335	(46)
Net cash provided by operating activities	5,062	8,178
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,929)	(17,532)
Proceeds from sale of property, plant and equipment	—	1,374
Proceeds from sale/maturities of investments available for sale	—	810
Net cash used in investing activities	(7,929)	(15,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(5,632)	(5,620)
Net borrowings on revolving credit facility	6,311	1,199
Net proceeds from the exercise of stock options	128	3,804
Payment of withholding taxes related to the vesting of restricted stock units	(169)	—
Repurchase of common stock	—	(6,126)
Net cash provided by (used in) financing activities	638	(6,743)
Effect of exchange rates on cash and cash equivalents	1,252	(904)
Net decrease in cash and cash equivalents	(977)	(14,817)
Cash and cash equivalents at the beginning of the period	41,420	58,699
Cash and cash equivalents at the end of the period	$40,443	$43,882
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,704	$8,669
Cash paid for interest	187	98

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

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, and the United States. The Company also markets its products through a wholesale model to Australia, Brazil, Chile, Israel, New Zealand, Norway, Peru, Portugal, Spain and the United Kingdom.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of September 30, 2016, and for the three and nine-month periods ended September 30, 2016 and 2015.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2016.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Restructuring Related Activities

During the year ended December 31, 2015, the Company announced a restructuring plan that has been substantially completed. Of the $3.3 million of non-recurring restructuring costs incurred during the year ended December 31, 2015, $0.1 million of other exit costs remained payable as of September 30, 2016, and $0.6 million of severance costs and $0.2 million of other exit costs remained payable as of December 31, 2015. There were $0 and $2.4 million of restructuring costs incurred during the nine months ended September 30, 2016 and 2015, respectively.
Noncontrolling Interests

Noncontrolling interest decreased as a result of the net loss attributable to the noncontrolling interests by $0.7 million and $0.7 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, noncontrolling interests were $2.1 million and $2.8 million, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606). This update requires an entity to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As such, this update affects an entity that either enters into contracts with customers or transfers goods and services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates Topic 606.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers-Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers-Identifying Performance Obligations and Licensing, which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. These standards, pursuant to ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date issued by the FASB in August 2015, will be effective for the Company in the first quarter of 2018.  The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that entities with a classified statement of financial position present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which will require the Company to adopt the new guidance in the first quarter of fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued and may be applied on either a prospective or retrospective basis. Other than the netting of current and long-term deferred tax assets and liabilities in the non-current section of the balance sheet and footnote disclosures, the adoption of this ASU is not expected to have a material impact on the Company’s results of operations and consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update specifies that lessees should recognize assets and liabilities arising from all leases, except for leases with a lease term of 12 months or less. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and continue to depend on its classification as a finance or operating lease. For public companies, the ASU will be effective for annual periods beginning after December 15, 2018 with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations; however, it is expected to gross-up the consolidated balance sheet as a result of recognizing a lease asset along with a similar lease liability.

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

The following table summarizes the operating results of the Company’s discontinued operations for the nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	September 30, 2016	September 30, 2015
Net sales revenue	$—	$—

Income before income tax provision	$—	$2,604
Income tax provision	—	488
Income from discontinued operations	$—	$2,116

During the nine months ended September 30, 2015, the Company received $1.3 million in net proceeds from the sales of its fixed assets in Venezuela, which is included in the Company's results from discontinued operations. Also during the nine months ended September 30, 2015, the Company released $0.8 million in accrued liabilities, net of tax, related to prior sales and use taxes as well as other litigation in Brazil, which is included in the results from discontinued operations. The Company ceased its operations in Brazil in 2010.

(3)                     Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$16,547	$13,351
Work in progress	1,163	789
Finished goods	31,208	24,355
Total inventory	$48,918	$38,495

(4)                     Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows (dollar amounts in thousands):

As of September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,794	$—	$(3)	$1,791
Total short-term investment securities	$1,794	$—	$(3)	$1,791

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,794	$—	$(22)	$1,772
Total short-term investment securities	$1,794	$—	$(22)	$1,772

There were no proceeds from the sales of available-for-sale securities during the nine-month periods ended September 30, 2016 and 2015.

The Company’s trading securities portfolio totaled $1.4 million at September 30, 2016, and $1.0 million at December 31, 2015, and generated gains of $78,000 and losses of $37,000 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and December 31, 2015, the Company had an unrealized loss of $3,000 and $22,000, respectively, in its U.S. government securities funds. There were no securities that were in a loss position for more than 12 months.

(5)                     Revolving Credit Facility

The Company’s revolving credit facility agreement with Wells Fargo Bank, N.A., permits the Company to borrow up to $25.0 million through September 1, 2017, bearing interest at LIBOR plus 1.25 percent (1.75 percent as of September 30, 2016 and December 31, 2015). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The revolving credit facility matures on September 1, 2017. The Company settles its net borrowings under the revolving credit facility daily, and as a result, has classified its outstanding borrowings as current on its condensed consolidated balance sheet as of September 30, 2016. At September 30, 2016 and December 31, 2015, the outstanding balance under the revolving credit facility was $9.0 million and $2.7 million, respectively.

The revolving credit facility agreement contains restrictions on leverage, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances and the merger, consolidation and the transfer of assets except in the ordinary course of business. The Company was in compliance with these debt covenants as of September 30, 2016.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2016 and 2015 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common shareholders:
Net income from continued operations	$4,155	$1,962	$8,792	$8,878
Income from discontinued operations	$—	$804	$—	$2,116
Net income	$4,155	$2,766	$8,792	$10,994

Basic weighted average shares outstanding	18,751	18,688	18,723	18,678

Basic earnings per share attributable to common shareholders:
Net income from continued operations	$0.22	$0.09	$0.47	$0.44
Income from discontinued operations	$—	$0.04	$—	$0.11
Net income	$0.22	$0.15	$0.47	$0.59

Diluted shares outstanding
Basic weighted-average shares outstanding	18,751	18,688	18,723	18,678
Stock-based awards	504	429	272	515
Diluted weighted-average shares outstanding	19,255	19,117	18,995	19,193

Diluted earnings per share attributable to common shareholders:
Net income from continued operations	$0.22	$0.08	$0.46	$0.43
Income from discontinued operations	$—	$0.04	$—	$0.11
Net income	$0.22	$0.15	$0.46	$0.57

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	240	348	240	348

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	663	752	1,440	613

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

(7)                    Capital Transactions

Dividends

The declaration of future dividends is subject to the discretion of the Company’s Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

On February 25, 2016, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million, which was paid on March 22, 2016, to shareholders of record as of March 11, 2016. On May 10, 2016, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million, which was paid on

June 6, 2016, to shareholders of record as of May 25, 2016. On August 8, 2016, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million, which was paid on September 2, 2016, to shareholders of record as of August 23, 2016.

Share Repurchase Program

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At September 30, 2016, the remaining balance available for repurchases under the program was $13.4 million. There were no repurchases of common shares by the Company during the nine months ended September 30, 2016.

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

Stock option activity for the nine-month period ended September 30, 2016, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2015	1,683	$12.21
Granted	—	—
Forfeited or canceled	(59)	11.77
Exercised	(32)	3.99
Options outstanding at September 30, 2016	1,592	12.40

Share-based compensation expense from time-based stock options for the three-month periods ended September 30, 2016 and 2015, was approximately $0.2 million and $0.4 million, respectively. Share-based compensation expense from time-based stock options for the nine-month periods ended September 30, 2016 and 2015, was approximately $0.6 million and $1.2 million, respectively. As of September 30, 2016 and December 31, 2015, the unrecognized share-based compensation expense related to the grants described above was $0.5 million and $1.1 million, respectively. As of September 30, 2016, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.2 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue performance-based stock options for the nine-month periods ended September 30, 2016 and 2015. Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $0.4 million of potential share-based compensation expense.

At September 30, 2016, the aggregate intrinsic value of outstanding stock options to purchase 1,592,000 shares of common stock, exercisable stock options to purchase 1,135,000 shares of common stock and stock options to purchase 377,000 shares of common stock that are expected to vest was $5.4 million, $4.4 million and $0.9 million, respectively. At December 31, 2015, the aggregate intrinsic value of outstanding options to purchase 1,683,000 shares of common stock, the exercisable options to purchase 958,000 shares of common stock, and options to purchase 588,000 shares of common stock expected to vest was $0.9 million, $0.9 million and $0, respectively.

For the nine-month periods ended September 30, 2016 and 2015, the Company issued 32,000 and 399,000 shares of common stock upon the exercise of stock options at an average exercise price of $3.99 and $9.79 per share, respectively. The aggregate intrinsic values of options exercised during the nine-month periods ended September 30, 2016 and 2015, was $0.2 million and $1.4 million, respectively. For the nine-month period ended September 30, 2016 and 2015, the Company recognized $0.1 million and $0.5 million of tax benefits from the exercise of stock options during the period, respectively.

Restricted Stock Units

The Company’s outstanding restricted stock units ("RSUs") include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date. RSUs granted to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At September 30, 2016 and December 31, 2015, there were 44,000 and 60,000, respectively, vested RSUs that have been granted to the Board of Directors that have vested but remain subject to the two-year restriction period.

RSU activity for the nine-month period ended September 30, 2016, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2015	744	$12.48
Granted	246	9.33
Forfeited	(10)	11.73
Issued	(154)	13.05
Restricted Stock Units outstanding at September 30, 2016	826	11.46

During the nine-month period ended September 30, 2016, the Company granted 246,000 RSUs under the 2012 Incentive Plan to the Company’s Board of Directors, executive officers and other employees, which are composed of both time-based RSUs and net sales and operating income and earnings-per-share performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $9.73 per share and vest in annual installments over a three-year period from the grant date or according to the restrictions for the Board of Directors noted above. The net sales and operating income and earnings-per-share performance-based RSUs were issued with a weighted-average grant date fair value of $8.16 per share and vest upon achieving both (i) net sales and operating income targets over a three-year period from the grant date and (ii) earnings-per-share targets over a six-year period from the grant date.

RSUs are valued at market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period.

Share-based compensation expense for RSUs for the three-month periods ended September 30, 2016 and 2015, was approximately $0.6 million and $0.8 million, respectively. Share-based compensation expense from RSUs for the nine-month periods ended September 30, 2016 and 2015, was approximately $1.8 million and $2.1 million, respectively. As of September 30, 2016 and December 31, 2015, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.3 million and $2.5 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.5 years.

The Company has not recognized any share-based compensation expense related to the net sales revenue and earnings-per-share performance-based RSUs for the nine-month periods ended September 30, 2016 and 2015.  Should the Company attain all of the net sales revenue metrics related to the net sales revenue performance-based stock option grants, the Company would recognize up to $3.3 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to the Company's share-based compensation plans is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was 20,000 shares for the nine-month period ended September 30, 2016. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales revenue:
NSP Americas	$43,260	$44,483	$133,168	$136,043
NSP Russia, Central and Eastern Europe	6,421	6,321	19,042	20,579
Synergy WorldWide	31,331	27,797	94,192	85,045
China and New Markets	4,429	985	10,807	3,044
Total net sales revenue	85,441	79,586	257,209	244,711

Contribution margin (1):
NSP Americas	19,057	18,685	57,077	57,232
NSP Russia, Central and Eastern Europe	2,231	2,287	6,477	7,197
Synergy WorldWide	9,556	8,809	28,740	26,677
China and New Markets	3,401	472	7,953	1,383
Total contribution margin	34,245	30,253	100,247	92,489

Selling, general and administrative (2)	29,187	27,115	88,821	80,837
Operating income	5,058	3,138	11,426	11,652

Other income (expense), net	20	(247)	957	(567)
Income from continuing operations before provision for income taxes	$5,078	$2,891	$12,383	$11,085
_________________________________________

(1)   Contribution margin consists of net sales revenue less cost of sales and volume incentives expense. For the China and New Markets segment, contribution margin does not include service fees related to pre-opening product sales through Hong Kong.

(2)  Service fees in the China and New Markets segment related to pre-opening product sales through Hong Kong totaled $1.5 million and $3.4 million for the three and nine-month periods ended September 30, 2016, respectively, compared to $0 for the three and nine-month periods ended September 30, 2015. These service fees are included in the Company's selling, general and administrative expenses.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales revenue for the three and nine-month periods ended September 30, 2016 and 2015, as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales revenue:
United States	$36,473	$36,603	$112,366	$112,179
South Korea	14,083	12,191	42,754	36,341
Other	34,885	30,792	102,089	96,191
	$85,441	$79,586	$257,209	$244,711

Revenue generated by each of the Company’s product lines is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NSP Americas:
General health	$19,063	$20,119	$58,914	$59,607
Immune	4,599	5,095	13,913	16,350
Cardiovascular	3,193	3,026	9,723	9,670
Digestive	11,684	12,521	36,608	39,149
Personal care	1,925	952	5,708	2,792
Weight management	2,796	2,770	8,302	8,475
	43,260	44,483	133,168	136,043
NSP Russia, Eastern and Central Europe:
General health	$2,732	$2,532	$7,956	$8,210
Immune	650	770	2,047	2,446
Cardiovascular	538	391	1,508	1,290
Digestive	1,741	1,829	5,269	5,651
Personal care	517	563	1,619	2,072
Weight management	243	236	643	910
	6,421	6,321	19,042	20,579
Synergy WorldWide:
General health	$8,711	$8,006	$27,045	$23,353
Immune	205	91	455	368
Cardiovascular	13,188	11,831	39,386	36,898
Digestive	3,383	2,485	9,312	7,153
Personal care	1,838	1,784	5,725	5,346
Weight management	4,006	3,600	12,269	11,927
	31,331	27,797	94,192	85,045
China and New Markets:
General health	$575	$471	$2,583	$1,428
Immune	206	123	553	384
Cardiovascular	948	70	2,471	224
Digestive	2,118	240	3,640	755
Personal care	189	24	650	70
Weight management	393	57	910	183
	4,429	985	10,807	3,044
	$85,441	$79,586	$257,209	$244,711

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

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	September 30, 2016	December 31, 2015
Property, plant and equipment:
United States	$70,420	$66,044
Other	2,501	2,684
Total property, plant and equipment	$72,921	$68,728

(9)              Income Taxes

For the three months ended September 30, 2016 and 2015, the Company’s provision for income taxes, as a percentage of income before income taxes was 22.4 percent and 44.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2016 and 2015, the Company’s provision for income taxes, as a percentage of income before income taxes was 34.6 percent and 26.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2016, was attributed to foreign tax credit benefits and a decrease in tax liabilities associated with uncertain tax positions, partially offset by the impact of current year losses that will not provide tax benefit.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2016, was attributed to foreign tax credit benefits and a decrease in tax liabilities associated with uncertain tax positions, offset by the impact of current year losses that will not provide tax benefit.

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

The Company’s U.S. federal income tax returns for 2013 through 2015 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2009 through 2015.

As of September 30, 2016, the company had accrued $6.1 million related to unrecognized tax positions, compared with $7.8 million as of December 31, 2015. This net decrease was primarily attributed to changes in contingencies related to international tax.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of September 30, 2016 and December 31, 2015, accrued liabilities were $0.4 million and $0.3 million, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company believes future payments related to these matters could range from $0 to approximately $4.2 million.

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

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of September 30, 2016 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
U.S. government security funds	$1,791	$—	$—	$1,791
Trading Investment securities	1,379	—	—	1,379
Total assets measured at fair value on a recurring basis	$3,170	$—	$—	$3,170

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2015 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
U.S. government security funds	$1,772	$—	$—	$1,772
Trading Investment securities	1,044	—	—	1,044
Total assets measured at fair value on a recurring basis	$2,816	$—	$—	$2,816

Investments available-for-sale — The majority of the Company’s investment portfolio consists of U.S. government security funds. The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities and U.S. government treasuries.

Trading Investment securities — The Company’s trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the nine months ended September 30, 2016, and for the year ended December 31, 2015, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and the revolving credit facility payable approximate fair value due to their short-term nature. During the nine months ended September 30, 2016 and 2015, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

 The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, the Philippines, Poland, Russia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom and the United States. The Company markets its products through a wholesale model to Australia, Brazil, Chile, Israel, New Zealand, Norway, Peru, Portugal, Spain and the United Kingdom.

In the third quarter of 2016, the Company experienced an increase in its consolidated net sales of 7.4 percent (an increase of 6.1 percent in local currencies), compared to the same period in 2015. NSP Americas net sales decreased approximately 2.7 percent (or 2.1 percent in local currencies), compared to the same period in 2015. NSP Russia, Central and Eastern Europe net sales increased approximately 1.6 percent compared to the same period in 2015. China and New Markets net sales increased 349.6 percent compared to the same period in 2015 as a result of the pre-opening product sales through Hong Kong as the Company prepares its broader Greater China business initiatives. Synergy WorldWide net sales increased approximately 12.7 percent (or 7.7 percent in local currencies) compared to the same period in 2015. During the quarter, the NSP Americas segment experienced net sales growth in local currencies in the United States and Canada. NSP Russia, Central and Eastern Europe experienced similar net sales growth in local currencies. The Synergy Worldwide segment experienced net sales growth in local currencies in Japan, South Korea, Thailand and Europe. These increases were offset by declines in local currencies sales in the NSP Americas segment in Latin America, and in the Synergy Worldwide segment in North America. Changes in the local currencies of the Company's foreign markets as compared to the U.S. dollar resulted in a favorable increase of $1.0 million, or 1.3 percent increase of its net sales during the quarter.

Although sales increased during the quarter, the Company expects that sales in NSP Russia, Central and Eastern Europe will continue to be affected by political unrest in Ukraine and Russia, sanctions against Russia and the significant impact of currency devaluation. The Company remains strongly supportive and engaged with its independent Distributors in the region, and believes its solid foundation and strong relationships in the region will allow it to return to consistent growth when the political situation and currency values stabilize.

Selling, general and administrative expenses increased $2.1 million in the third quarter of 2016 compared to the same period in 2015. Over the same period, selling, general and administrative costs as a percentage of net sales revenue for 2016, increased to 34.2 percent from 34.1 percent in 2015. The increase in selling, general and administrative expenses for the three-month period ended September 30, 2016, was primarily related to payment of $1.5 million of independent service fees related to the Company's pre-opening product sales through Hong Kong, increased investment of $0.5 million in China and increased non-capitalizable internal labor costs of $0.5 million related to the Oracle ERP implementation project, partially offset by $0.3 million reduction related to prior year non-recurring restructuring charges.

The Company distributes products to consumers through a sales force comprised of independent distributors, some of whom also consume the Company's products. Typically a person who joins the Company's independent sales force begins as a distributor. A distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active Managers were approximately 13,200 and 13,000, and active Distributors and customers were approximately 244,500 and 256,800, at September 30, 2016 and 2015, respectively, in part due to declines in the NSP Russia, Central and Eastern Europe segment as well as the Latin markets in the NSP Americas segment.

Net sales revenue represents net sales including shipping and handling revenues offset by volume rebates given to independent distributors and customers. Volume rebates as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict rebates. The Company also offers reduced volume rebates with respect to certain products and promotions worldwide. For pre-opening product sales through Hong Kong, the Company pays independent service fees, which are included in the Company's selling, general and administrative expenses.

The Company's gross profit consists of net sales less cost of sales, which represents manufacturing costs, the price it pays to its raw material suppliers and manufacturers of its products, duties and tariffs, as well as shipping and handling costs related to product shipments and distribution to its independent distributors and customers.

Volume incentives are a significant part of the Company's direct sales marketing program, and represent commission payments made to independent distributors. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various countries.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales revenue for the three months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales revenue	$85,441	100.0%	$79,586	100.0%	$5,855	7.4%
Cost of sales	(21,512)	(25.2)	(20,643)	(25.9)	(869)	(4.2)
	63,929	74.8	58,943	74.1	4,986	8.5
Volume incentives	29,684	34.7	28,690	36.0	994	3.5
SG&A expenses	29,187	34.2	27,115	34.1	2,072	7.6
Operating income	5,058	5.9	3,138	3.9	1,920	61.2
Other income (loss), net	20	—	(247)	(0.3)	267	108.1
Income from continuing operations before income taxes	5,078	5.9	2,891	3.6	2,187	75.6
Provision for income taxes	1,136	1.3	1,284	1.6	(148)	(11.5)
Net income from continuing operations	$3,942	4.6%	$1,607	2.0%	$2,335	145.3%

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales revenue for the nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales revenue	$257,209	100.0%	$244,711	100.0%	$12,498	5.1%
Cost of sales	(66,610)	(25.9)	(63,592)	(26.0)	(3,018)	(4.7)
	190,599	74.1	181,119	74.0	9,480	5.2
Volume incentives	90,352	35.1	88,630	36.2	1,722	1.9
SG&A expenses	88,821	34.5	80,837	33.0	7,984	9.9
Operating income	11,426	4.4	11,652	4.8	(226)	(1.9)
Other income (loss), net	957	0.4	(567)	(0.2)	1,524	268.8
Income from continuing operations before income taxes	12,383	4.8	11,085	4.5	1,298	11.7
Provision for income taxes	4,286	1.7	2,880	1.2	1,406	48.8
Net income from continuing operations	$8,097	3.1%	$8,205	3.4%	$(108)	(1.3)%

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

The following table summarizes the changes in net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the three months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Net Sales Revenue by Operating Segment
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$36,479	$36,371	0.3%	$17	0.3%
NSP Latin America	6,781	8,112	(16.4)	(328)	(12.4)
	43,260	44,483	(2.7)	(311)	(2.1)
NSP Russia, Central and Eastern Europe	6,421	6,321	1.6	(32)	2.1
Synergy WorldWide:
Synergy Asia Pacific	22,637	18,915	19.7	1,363	12.5
Synergy Europe	6,107	6,071	0.6	20	0.3
Synergy North America	2,587	2,811	(8.0)	—	(8.0)
	31,331	27,797	12.7	1,383	7.7
China and New Markets	4,429	985	349.6	—	349.6
	$85,441	$79,586	7.4%	$1,040	6.1%

The following table summarizes the changes in net sales revenue by operating segment with a reconciliation to net sales revenue excluding the impact of currency fluctuations for the nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Net Sales Revenue by Operating Segment
	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$112,224	$111,361	0.8%	$(406)	1.1%
NSP Latin America	20,944	24,682	(15.1)	(1,439)	(9.3)
	133,168	136,043	(2.1)	(1,845)	(0.8)
NSP Russia, Central and Eastern Europe	19,042	20,579	(7.5)	(125)	(6.9)
Synergy WorldWide:
Synergy Asia Pacific	66,850	56,378	18.6	(774)	19.9
Synergy Europe	19,101	19,469	(1.9)	13	(2.0)
Synergy North America	8,241	9,198	(10.4)	—	(10.4)
	94,192	85,045	10.8	(761)	11.7
China and New Markets	10,807	3,044	255.0	—	255.0
	$257,209	$244,711	5.1%	$(2,731)	6.2%

Consolidated net sales revenue for the three and nine months ended September 30, 2016, was $85.4 million and $257.2 million, respectively, compared to $79.6 million and $244.7 million for the same periods in 2015, which are increases of approximately 7.4 percent and 5.1 percent, respectively. The increase was principally related to increases in the Synergy WorldWide and China and New Markets segments. Synergy WorldWide increased $3.5 million and $9.1 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. China and New Markets increased $3.4 million and $7.8 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The three and nine months ended September 30, 2016 were impacted by a favorable $1.0 million and an unfavorable $2.7 million in foreign currency exchange rate fluctuations, respectively. Excluding the impacts of foreign currency exchange rate fluctuations, consolidated net sales revenue increased by 6.1 percent and 6.2 percent from the same periods in 2015.

NSP Americas

Net sales revenue from the Company's NSP Americas segment for the three and nine months ended September 30, 2016, was $43.3 million and $133.2 million, respectively, compared to $44.5 million and $136.0 million for the same periods in 2015, or decreases of 2.7 percent and 2.1 percent, respectively. In local currency, net sales decreased 2.1 percent and 0.8 percent, compared to the same three and nine month periods in 2015, respectively. Fluctuations in foreign exchange rates had a $0.3 million and $1.8 million unfavorable impact on net sales for the three and nine months ended September 30, 2016, respectively. Active Managers within NSP Americas totaled approximately 6,500 and 6,800 at September 30, 2016 and 2015, respectively. Active Distributors and customers within NSP Americas totaled approximately 125,900 and 136,900 at September 30, 2016 and 2015, respectively. The number of independent Managers, Distributors and customers decreased primarily due attrition as well as fewer new Distributors and customers joining the Company in its Latin American markets. Independent Managers and active independent Distributors and customers were down 7.9 percent, compared to the prior year. The active independent Managers category includes independent Managers under the Company's various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active independent Distributors and customers category includes independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales revenue increased approximately $0.1 million and $1.1 million, or 0.2 percent and 1.1 percent, for the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015. This market has experienced year-over-year growth for nine consecutive quarters in part due to the implementation of new sales programs. More specifically, it has experienced increased adoption of retail sales tools and the IN.FORM business model, which is a group-focused weight management program incorporating a habit of healthy eating, daily activity and consumption of the Company's products.

In Canada, net sales revenues increased approximately $27,000 and decreased $0.3 million, or increased 1.1 percent and decreased 3.3 percent, for the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015. In local currency, net sales increased 0.5 percent and 1.5 percent compared to the same periods in 2015, which is the ninth consecutive quarter of growth year over year. The Company believes increased momentum in this market has been a result of the increased adoption of the IN.FORM business model and the introduction of nine new products.

In Latin America, net sales revenues decreased approximately $1.3 million and $3.7 million, or 16.4 percent and 15.1 percent, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. In local currency, net sales revenue for the three and nine months ended September 30, 2016, decreased 12.4 percent and 9.3 percent, respectively, compared to the same periods in 2015. Currency devaluation had a $0.3 million and $1.4 million unfavorable impact on net sales for the three and nine months ended September 30, 2016, respectively. Net sales revenue in Latin America continues to be negatively impacted by changing regulations for product registration that affect the Company's ability to sell some of its products in certain countries in Latin America. To address this, the Company continues to emphasize the IN.FORM business model, which includes products the Company anticipates will be acceptable for registration under the changing product registration requirements in Latin America.

 NSP Russia, Central and Eastern Europe

Net sales revenue related to NSP Russia, Central and Eastern Europe markets (primarily Russia, Ukraine, Poland, and Belarus), for the three and nine months ended September 30, 2016, was $6.4 million and $19.0 million, respectively, compared to $6.3 million and $20.6 million for the same periods in 2015, or an increase of 1.6 percent and a decrease of 7.5 percent, respectively. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 2,600 and

2,700 at September 30, 2016 and 2015, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 60,600 and 66,500 at September 30, 2016 and 2015, respectively. Net sales and the number of independent Managers, Distributors and customers buying and distributing the Company's products continue to struggle primarily as a result of the current political uncertainty in Ukraine and across the region, and the market decline in the value of the Ukrainian hryvnia and Russian ruble against the U.S. dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within the financial statements, the Company’s products in Ukraine and Russia are priced in local currencies pegged to current U.S. dollar exchange rates and therefore become more expensive when the local currency declines in value relative to the U.S. dollar. The Company remains strongly supportive of and engaged with its independent distributors in the region, and are supporting their activity with additional promotions and training. However, at this time, the Company expects that sales in its NSP Russia, Central and Eastern Europe segment will continue to be significantly affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation. The Company continues to evaluate various options to keep the distributor base engaged. The Company believes that its strong partnership with its local partner will provide a solid foundation to reignite growth once the political and economic conditions stabilize.

Synergy WorldWide

Synergy WorldWide reported net sales revenue for the three and nine months ended September 30, 2016, of $31.3 million and $94.2 million, respectively, compared to $27.8 million and $85.0 million for the same periods in 2015, or increases of 12.7 percent and 10.8 percent, respectively. This increase was primarily due to sales growth in the segment's Asia Pacific and Europe regions, partially offset by sales declines in North America. The three and nine months ended September 30, 2016 were impacted by a favorable $1.4 million and an unfavorable $0.8 million in foreign currency exchange rate fluctuations, respectively. In local currency, net sales revenue for the three and nine months ended September 30, 2016 in Synergy WorldWide would have increased by 7.7 percent and 11.7 percent from the same periods in 2015. Active independent Managers within Synergy WorldWide totaled approximately 4,100 and 3,500 at September 30, 2016 and 2015, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 55,600 and 53,400 at September 30, 2016 and 2015, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling method.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales revenue increased $1.9 million and $6.4 million, or 15.5 percent and 17.6 percent, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. In local currency, net sales revenue for the three and nine months ended September 30, 2016, increased 10.7 percent and 21.8 percent compared to the same periods in 2015. The increase in local currency net sales was primarily due to launching new distributor acquisition programs, including a new home health party program and improvements in the rank advancement and recognition programs.

In Japan, net sales revenue increased $0.7 million and $2.6 million, or 22.4 percent and 29.4 percent, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. In local currency, net sales revenue for the three and nine months ended September 30, 2016, increased 2.2 percent and 15.9 percent, respectively, compared to the same periods in 2015. The Company continues to see growth due to the introduction of new products and the implementation of programs to stimulate activity, including the adoption of Korea's distributor recognition program, which had a positive impact on sales volume in this market in the nine months ended September 30, 2016.

In Europe, net sales revenue increased $36,000 and decreased $0.4 million, or increased 0.6 percent and decreased 1.9 percent, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Fluctuations in foreign exchange rates, had minimal impacts on net sales revenue during the three and nine months ended September 30, 2016, respectively. In local currency, net sales revenue for the three and nine months ended September 30, 2016, increased 0.3 percent and decreased 2.0 percent compared to the same periods in 2015. Net sales revenue in Europe during the three and nine months ended September 30, 2016, was negatively impacted by residual sales in the prior year periods tied to the launch of the Company's weight management product plan that did not recur during the same periods this year. This quarter represents the first quarter of year-over-year sales growth in local currency after four quarters of decline.

In North America, net sales revenue decreased approximately $0.2 million and $1.0 million, or 8.0 percent and 10.4 percent, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decline in net sales revenue is primarily driven by the enrollment of fewer new Distributors and attraction of fewer customers. Growth initiatives have been developed and implemented to more effectively attract new Distributors and provide improved training and motivation.

China and New Markets

China and New Markets had net sales revenue from wholesale activities and pre-opening product sales through Hong Kong for the three and nine months ended September 30, 2016, of $4.4 million and $10.8 million, respectively, compared to $1.0 million and $3.0 million for the same periods in 2015, increases of 349.6 percent and 255.0 percent. The net sales increase is the result of the pre-opening product sales through Hong Kong. All sales in 2015 related to sales from the wholesale division.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and China and New Markets business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales revenue decreased to 25.2 percent and 25.9 percent for the three and nine months ended September 30, 2016, respectively, compared to 25.9 percent and 26.0 percent for the same periods in 2015. The decrease in the cost of sale percentage for the three month period is primarily due to increased production volumes and change in market mix.

Volume Incentives

Volume incentives as a percent of net sales revenue decreased to 34.7 percent and 35.1 percent for the three and nine months ended September 30, 2016, respectively, compared to 36.0 percent and 36.2 percent in 2015. The decrease in volume incentives as a percent of net sales for the period is primarily due to changes in segment market mix such as the sales growth in China and New Markets related to pre-opening product sales through Hong Kong, for which no volume incentives are paid.

Selling, General and Administrative

Selling, general and administrative expenses increased by approximately $2.1 million and $8.0 million to $29.2 million and $88.8 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Selling, general and administrative expenses were 34.2 percent and 34.5 percent of net sales revenue for the three and nine months ended September 30, 2016, respectively, compared to 34.1 percent and 33.0 percent for the same periods in 2015. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, was primarily related to:

•	$1.5 million and $3.4 million of independent service fees, respectively, related to the Company's pre-opening product sales through Hong Kong incurred during the periods;

•	$0.5 million and $2.7 million of increased investment in China during the three and nine months ended September 30, 2016, respectively; and

•
$0.5 million and $2.2 million of increased non-capitalizable internal labor costs related to the Oracle ERP implementation project incurred during the three and nine months ended September 30, 2016, respectively.

•
The increase in SG&A was partially offset by reduction of $0.3 million and $2.4 million related to prior year non-recurring restructuring charges for the three and nine months ended September 30, 2016, respectively.

Other Income (Expense), Net

Other income (expense) net, for the three and nine months ended September 30, 2016, increased $0.3 million and $1.5 million to $20,000 and $1.0 million, respectively, as compared to the same periods in 2015. The change in other income was primarily due to changes in foreign exchange gains and losses.

Income Taxes

For the three months ended September 30, 2016 and 2015, the Company’s provision for income taxes, as a percentage of income before income taxes was 22.4 percent and 44.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2016 and 2015, the Company’s provision for income taxes, as a percentage of income before income taxes was 34.6 percent and 26.0 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2016, was attributed to foreign tax credit benefits and a decrease in tax liabilities associated with uncertain tax positions, partially offset by the impact of current year losses that will not provide tax benefit.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2016, was attributed to foreign tax credit benefits and a decrease in tax liabilities associated with uncertain tax positions, offset by the impact of current year losses that will not provide tax benefit.

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

The Company’s U.S. federal income tax returns for 2013 through 2015 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2009 through 2015.

As of September 30, 2016, the company had accrued $6.1 million related to unrecognized tax positions, compared with $7.8 million as of December 31, 2015. This net decrease was primarily attributed to changes in contingencies related to international tax.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2016 and 2015, by business segment.

Three Months Ended September 30,	2016		2015
NSP Americas:
General health	$19,063	44.1%	$20,119	45.2%
Immune	4,599	10.6	5,095	11.5
Cardiovascular	3,193	7.4	3,026	6.8
Digestive	11,684	27.0	12,521	28.1
Personal care	1,925	4.4	952	2.1
Weight management	2,796	6.5	2,770	6.2
Total NSP Americas	43,260	100.0	44,483	100.0

NSP Russia, Central and Eastern Europe:
General health	$2,732	42.5%	$2,532	40.1%
Immune	650	10.1	770	12.2
Cardiovascular	538	8.4	391	6.2
Digestive	1,741	27.1	1,829	28.9
Personal care	517	8.1	563	8.9
Weight management	243	3.8	236	3.7
Total NSP Russia, Central and Eastern Europe	6,421	100.0	6,321	100.0

Synergy WorldWide:
General health	$8,711	27.8%	$8,006	28.8%
Immune	205	0.7	91	0.3
Cardiovascular	13,188	42.1	11,831	42.6
Digestive	3,383	10.8	2,485	8.9
Personal care	1,838	5.9	1,784	6.4
Weight management	4,006	12.8	3,600	13.0
Total Synergy WorldWide	31,331	100.0	27,797	100.0

China and New Markets:
General health	$575	13.0%	$471	47.8%
Immune	206	4.7	123	12.5
Cardiovascular	948	21.4	70	7.1
Digestive	2,118	47.8	240	24.4
Personal care	189	4.3	24	2.4
Weight management	393	8.9	57	5.8
Total China and New Markets	4,429	100.0	985	100.0

Consolidated:
General health	$31,081	36.4%	$31,128	39.1%
Immune	5,660	6.6	6,079	7.6
Cardiovascular	17,867	20.9	15,318	19.2
Digestive	18,926	22.2	17,075	21.5
Personal care	4,469	5.2	3,323	4.2
Weight management	7,438	8.7	6,663	8.4
Total Consolidated	$85,441	100.0%	$79,586	100.0%

Nine Months Ended September 30,	2016		2015
NSP Americas:
General health	$58,914	44.2%	$59,607	43.8%
Immune	13,913	10.4	16,350	12.0
Cardiovascular	9,723	7.3	9,670	7.1
Digestive	36,608	27.5	39,149	28.8
Personal care	5,708	4.3	2,792	2.1
Weight management	8,302	6.2	8,475	6.2
Total NSP Americas	133,168	100.0	136,043	100.0

NSP Russia, Central and Eastern Europe:
General health	$7,956	41.8%	$8,210	39.9%
Immune	2,047	10.7	2,446	11.9
Cardiovascular	1,508	7.9	1,290	6.3
Digestive	5,269	27.7	5,651	27.5
Personal care	1,619	8.5	2,072	10.1
Weight management	643	3.4	910	4.4
Total NSP Russia, Central and Eastern Europe	19,042	100.0	20,579	100.0

Synergy WorldWide:
General health	$27,045	28.7%	$23,353	27.5%
Immune	455	0.5	368	0.4
Cardiovascular	39,386	41.8	36,898	43.4
Digestive	9,312	9.9	7,153	8.4
Personal care	5,725	6.1	5,346	6.3
Weight management	12,269	13.0	11,927	14.0
Total Synergy WorldWide	94,192	100.0	85,045	100.0

China and New Markets:
General health	$2,583	23.9%	$1,428	46.9%
Immune	553	5.1	384	12.6
Cardiovascular	2,471	22.9	224	7.4
Digestive	3,640	33.7	755	24.8
Personal care	650	6.0	70	2.3
Weight management	910	8.4	183	6.0
Total China and New Markets	10,807	100.0	3,044	100.0

Consolidated:
General health	$96,498	37.5%	$92,598	37.8%
Immune	16,968	6.6	19,548	8.0
Cardiovascular	53,088	20.6	48,082	19.6
Digestive	54,829	21.3	52,708	21.5
Personal care	13,702	5.3	10,280	4.2
Weight management	22,124	8.6	21,495	8.8
Total Consolidated	$257,209	100.0%	$244,711	100.0%

The following table summarizes the Company's product lines by category:

Category	Description	Selected Representative Products
General health
The Company distributes a wide selection of general health products. The general health line is a combination of assorted health products related to blood sugar support, bone health, cellular health, cognitive function, joint health, mood, sexual health, sleep, sports and energy, and vision.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Anxiouslesstm, CurcuminBP, Everflex®, Ionic Minerals, Mind-Max, Nutri-Calm®, Perfect Eyes®, Skeletal Strength®, Super Supplemental Vitamin and Mineral, Super Trio, Thai-Go®, Vitamin B-Complex and Vitamin D3

Synergy WorldWide:
Core Greens®, Mistica®, Noni Plus, NutriBurst, Spirulina

Immune	The Company distributes immune products. The immune line has been designed to offer products that support and strengthen the human immune system.	NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Elderberry D3fense, Immune Stimulator and Silver Shield Synergy WorldWide: BodyGuard, Colostrum

Cardiovascular
The Company distributes cardiovascular products. The cardiovascular line has been designed to offer products that combine a variety of superior heart health ingredients to give the cardiovascular system optimum support.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: CardioxLDL, Blood Pressurex, Co-Q10, Flax Seed Oil, Mega-Chel®, Red Yeast Rice, Super Omega-3 EPA and the IN.FORM Program

Synergy WorldWide:
e9, ProArgi-9 Plus®

Digestive	The Company distributes digestive products. The digestive line has been designed to offer products that regulate intestinal and digestive functions in support of the human digestive system.
NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Bifidophilus Flora Force®, CleanStart®, Food Enzymes, LBS II®, Liquid Chlorophyll, Proactazyme®, Probiotic Eleven® and the IN.FORM Purify Drink

Synergy WorldWide:
Detox Plus, Liquid Chlorophyll

Personal care	The Company distributes a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser.
NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: EverFlex® Cream, HSN-W®, Pau-D Arco Lotion, Tei-Fu® Lotion, Vari-Gone® and Natria Eye Concentrate

Synergy WorldWide:
Elemence Repair Complex, TriAction Bright Renewal Serum, Elemence Hydrating Toner, 5 in 1
Shampoo

Weight management
The Company distributes a variety of weight management products. The weight management line has been designed to simplify the weight management process by providing healthy meal replacements and products that increase caloric burn rate.

NSP Americas; NSP Russia, Central and Eastern Europe; China and New Markets: Fat Grabbers®, Garcinia Combination, Love and Peas, Nutri-Burn®, SmartMeal, Stixated™, Ultra Therm™ and the IN.FORM Program

Synergy WorldWide:
Double Burn, SLMSmart™

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

As of September 30, 2016, the Company had approximately 244,500 "active independent Distributors and customers" (as defined below). A person who joins the Company’s independent sales force begins as an independent distributor. Many independent distributors sell the Company’s products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of September 30, 2016, the Company had approximately 13,200 "active independent Managers" (as defined below) worldwide. In many of the Company's markets, its independent Managers and Distributors are primarily retailers of the Company's products, including practitioners, proprietors of retail stores and other health and wellness specialists.

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

The Company pays sales commissions, or “volume incentives” to its Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that the Company expensed during the quarters ended September 30, 2016 and 2015, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of September 30,

	2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	275,200	6,500	289,500	6,800
NSP Russia, Central and Eastern Europe	145,000	2,600	179,300	2,700
Synergy WorldWide	126,500	4,100	122,200	3,500
China and New Markets	3,100	—	—	—
	549,800	13,200	591,000	13,000

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of September 30,

	2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	125,900	6,500	136,900	6,800
NSP Russia, Central and Eastern Europe	60,600	2,600	66,500	2,700
Synergy WorldWide	55,600	4,100	53,400	3,500
China and New Markets	2,400	—	—	—
	244,500	13,200	256,800	13,000

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

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Three Months Ended September 30,

	2016		2015
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
NSP Americas	28,500	800	33,200	800
NSP Russia, Central and Eastern Europe	10,700	100	10,600	100
Synergy WorldWide	18,600	900	17,000	600
China and New Markets	2,000	—	—	—
	59,800	1,800	60,800	1,500

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Twelve Months Ended September 30,

	2016		2015
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
NSP Americas	120,200	2,900	129,000	3,000
NSP Russia, Central and Eastern Europe	45,300	600	50,100	800
Synergy WorldWide	78,000	2,800	72,500	2,000
China and New Markets	3,100	—	—	—
	246,600	6,300	251,600	5,800

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2016, working capital was $47.6 million, compared to $48.4 million as of December 31, 2015.  At September 30, 2016, the Company had $40.4 million in cash and cash equivalents, of which $36.9 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

The Company's net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Operating activities	$5,062	$8,178
Investing activities	(7,929)	(15,348)
Financing activities	638	(6,743)

Operating Activities

For the nine months ended September 30, 2016, operating activities provided cash in the amount of $5.1 million, compared to $8.2 million for the same period in 2015. Operating cash flows decreased primarily due to the timing of payments and receipts for inventories, liability related to unrecognized tax positions, the effects of foreign exchange as well as the decline in net income between periods, and were partially offset by the timing of payments and receipts for accrued volume incentives, accrued liabilities, deferred revenue, income taxes payable, and other assets.

Investing Activities

For the nine months ended September 30, 2016, investing activities used cash in the amount of $7.9 million, compared to $15.3 million for the same period in 2015. Capital expenditures related to the purchase of equipment, computer systems and software for the nine months ended September 30, 2016 and 2015, were $7.9 million and $17.5 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by early 2017.

Financing Activities

For the nine months ended September 30, 2016, financing activities provided cash in the amount of $0.6 million, compared to using $6.7 million of cash for the same period in 2015. During the nine months ended September 30, 2016 and 2015, the Company used cash to pay dividends in an aggregate amount of $5.6 million and $5.6 million, respectively.

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund future dividends and the share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility. During the nine-month period ended September 30, 2016, there were no shares repurchased by the Company under the share repurchase program. At September 30, 2016, the remaining balance available for repurchases under the program was $13.4 million.

The Company has a revolving credit facility agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that matures September 1, 2017. The Company pays interest at LIBOR plus 1.25 percent on any borrowings on the facility (1.75 percent as of September 30, 2016). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The Company has $16.0 million of unused capacity, under the revolving credit facility as of September 30, 2016, which will allow the Company to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. At September 30, 2016 and December 31, 2015, the Company had a balance of $9.0 million and $2.7 million, respectively, under the revolving credit facility. The increase in the use of the revolving credit facility related to the large build-up of inventory in preparation for operations in China as well as the transition to Oracle.

The revolving credit agreement contains restrictions on leverage, minimum net income and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of September 30, 2016, the Company was in compliance with these debt covenants.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It may use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. During the nine months ended September 30, 2016 and 2015, the Company received $0 and $1.3 million, respectively, in net proceeds from the sales of its fixed assets in Venezuela, which is included in the Company's results from discontinued operations.

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

Foreign Currency Risk

During the nine months ended September 30, 2016, approximately 56.3 percent of the Company's net sales revenue and approximately 55.3 percent of its operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. The Company conducts business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, the Company's operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition, but it has provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which it sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on its operating results. The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended September 30, 2016 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$85,441	(3,654)	(4.3)%	$(5,243)	(6.1)%	$(8,039)	(9.4)%

Cost and expenses
Cost of sales	21,512	(1,090)	(5.1)	(1,564)	(7.3)	(2,397)	(11.1)
Volume incentives	29,684	(1,274)	(4.3)	(1,828)	(6.2)	(2,803)	(9.4)
Selling, general and administrative	29,187	(1,117)	(3.8)	(1,603)	(5.5)	(2,458)	(8.4)

Operating income	$5,058	$(173)	(3.4)%	$(248)	(4.9)%	$(381)	(7.5)%

Exchange rate sensitivity for the nine months ended September 30, 2016 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales revenue	$257,209	(10,742)	(4.2)%	$(15,413)	(6.0)%	$(23,633)	(9.2)%

Cost and expenses
Cost of sales	66,610	(3,271)	(4.9)	(4,693)	(7.0)	(7,195)	(10.8)
Volume incentives	90,352	(3,846)	(4.3)	(5,519)	(6.1)	(8,462)	(9.4)
Selling, general and administrative	88,821	(3,067)	(3.5)	(4,401)	(5.0)	(6,748)	(7.6)

Operating income	$11,426	$(558)	(4.9)%	$(800)	(7.0)%	$(1,228)	(10.7)%

 Certain of the Company’s operations, including Russia and Ukraine, are served by a U.S. subsidiary through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within its financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of its products and the purchasing power of its independent Managers, Distributors and customers within these markets. As a result of the current tension between Russia and Ukraine, economic pressures resulting from lower oil prices, and resultant government sanctions, the Russian ruble and the Ukrainian hryvnia have weakened significantly against the U.S. dollar, impacting net sales in this market. Should the conflict continue to escalate, exchanges rates for the Russian ruble and the Ukrainian hryvnia could weaken further against the U.S. dollar, further impacting net sales in these markets.

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of September 30, 2016 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$40,443	$(3,072)	(7.6)%	$(4,408)	(10.9)%	$(6,759)	(16.7)%
Accounts receivable, net	7,216	(183)	(2.5)	(263)	(3.6)	(403)	(5.6)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	7,111	(73)	(1.0)	(104)	(1.5)	(160)	(2.3)

Net Financial Instruments Subject to Exchange Rate Risk	$40,548	$(3,182)	(7.8)%	$(4,567)	(11.3)%	$(7,002)	(17.3)%

The following table sets forth the local currencies other than the U.S. dollar in which the Company’s assets that are subject to exchange rate risk were denominated as of September 30, 2016, and exceeded $1 million upon translation into U.S. dollars. None of its liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. The Company uses the spot exchange rate for translating balance sheet items from local currencies into its reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of September 30, 2016 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of September 30, 2016
Cash and cash equivalents
South Korea (Won)	$8,903	1,096.6
China (Yuan Renminbi)	6,177	6.7
Hong Kong (Dollar)	4,012	7.8
Japan (Yen)	3,993	100.6
European Markets (Euro)	1,832	0.9
Thailand (Baht)	1,418	34.6
Canada (Dollar)	1,395	1.3
Other	6,067	Varies
Total foreign denominated cash and cash equivalents	33,797
U.S. dollars held by foreign subsidiaries	3,109
Total cash and cash equivalents held by foreign subsidiaries	$36,906

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

Nine Months Ended September 30,	2016	2015
Canada (Dollar)	1.3	1.2
European Markets (Euro)	0.9	0.9
Japan (Yen)	108.3	120.2
South Korea (Won)	1,162.6	1,100.6

The local currency of the foreign subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies or where the Company’s operations are served by a U.S. based subsidiary (for example, Russia and Ukraine). The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the Company's consolidated statements of operations.

Interest Rate Risk

The primary objectives of the Company's investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On September 30, 2016, the Company had investments of $1.8 million. A hypothetical 1.0 percent change in interest rates would not have had a material effect on the Company's liquidity, financial position or results of operations.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of September 30, 2016, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the 2015 fiscal year and in the Company's Quarterly Reports on Form 10-Q filed during the current fiscal year, which could materially affect the Company's business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. During the three months ended September 30, 2016, there were no material changes to the Company's risk factors set forth in its Annual Report on Form 10-K for the 2015 fiscal year and subsequent Quarterly Reports on Form 10-Q.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. There were no shares repurchased by the Company during the three and nine months ended September 30, 2016. At September 30, 2016, the remaining balance available for repurchases under the program was $13.4 million.

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation, as amended
3.3(2)	Amended and Restated Bylaws
31.1(3)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(3)	Certificate of Co-Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.3(3)	Certificate of Co-Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(3)	Certification of Co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3(3)	Certification of Co-Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________________________________

(1)    Previously filed with the SEC on March 14, 2016, as an exhibit to the Annual Report on Form 10-K and is incorporated herein by reference.
(2)    Previously filed with the SEC on November 3, 2016, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(3)    Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature's Sunshine Products, Inc.

Date:	November 9, 2016	/s/ Gregory L. Probert
Gregory L. Probert,
Chief Executive Officer and Chairman of the Board

Date:	November 9, 2016	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Co-Chief Financial Officer and Co-Treasurer

Date:	November 9, 2016	/s/ Stephen M. Bunker
Stephen M. Bunker,
Executive Vice President, Co-Chief Financial Officer and Co-Treasurer