Form 10-K
period 2016-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2017-03-14
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2016
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016 was approximately $178,659,000 based on the closing price of $9.53 as quoted by Nasdaq Capital Market on June 30, 2016.
The number of shares of Common Stock, no par value, outstanding on February 17, 2017 is 18,855,992 shares.
EXPLANATORY NOTES
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s year ended December 31, 2016, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-K

For the Year Ended December 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to the Company's objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, but include the following:

•
changes in laws and regulations, or their interpretation, applicable to direct selling or the nutritional supplement industry may prohibit or restrict the Company's ability to sell its products in some markets or require the Company to make changes to its business model in some markets;

•	legal challenges to its direct selling program or to the classification of its independent distributors;

•	complex legal and regulatory requirements in China, including the failure to obtain the necessary approvals and licenses to engage in direct sales activities in China;

•	extensive government regulations to which its products, business practices and manufacturing activities are subject;

•	impact of anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

•	the full implementation of its joint venture for operations in China with Fosun Industrial Co., Ltd.;

•	registration of products for sale in China, or difficulty or increased cost of importing products into China;

•	its ability to attract and retain independent distributors;

•	the effect of fluctuating foreign exchange rates;

•	negative consequences resulting from difficult economic conditions, including the availability of liquidity or the willingness of its customers to purchase products;

•	geopolitical issues and conflicts;

•	restrictions on the repatriation of money;

•	uncertainties relating to the application of transfer pricing, duties, value-added taxes, and other tax regulations, and changes thereto;

•	changes in tax laws, treaties or regulations, or their interpretation;

•	taxation relating to its independent distributors;

•	high levels of inflation in one or more of the countries in which the Company operates;

•	cyber security threats and exposure to data loss;

•	reliance on information technology infrastructure;

•	liabilities and obligations arising from improper activity by its agents, employees or independent distributors;

•	its relationship with, and its inability to influence the actions of, its independent distributors, and other third parties with whom it does business;

•	its reliance upon, or the loss or departure of any member of, its senior management team;

•	challenges in managing rapid growth in China;

•	the slowing of the Chinese economy;

•	negative effects from its independent distributor promotions or compensation plans;

•	risks associated with the manufacturing of the Company's products;

•	availability and integrity of raw materials;

•	obsolescence of product inventory;

•	changing consumer preferences and demands;

•	the competitive nature of its business and the nutritional supplement industry;

•	negative publicity related to its products, ingredients, or direct selling organization and the nutritional supplement industry;

•	product liability claims;

•	the sufficiency of trademarks and other intellectual property rights; and

•	reliance on third-parties to distribute its products and provide support services to independent distributors.

     All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this report. Except as is required by law, the Company expressly disclaims any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Throughout this report, the Company refers to Nature’s Sunshine Products, Inc., together with its subsidiaries, as “the Company.”

PART 1

Item 1. Business

The Company

The Company is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent distributors that uses the products themselves or resells them to consumers.

Business Segments

The Company has four business segments that are divided based on the different characteristics of their distributor bases, selling and distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations.  Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and China and New Markets). The Company’s China and New Markets segment anticipates deploying a multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through direct selling, e-commerce and retail channels across China.  The time to market will be dependent upon regulatory processes including product registration, permit and license approvals in China. The China and New Markets segment also includes the Company’s wholesale business, in which the Company sells its products to various locally-managed entities independent of the Company that the Company has granted distribution rights for the relevant market. The fourth business segment operates under the Synergy® WorldWide brand.

The Company markets its products in Australia, Austria, Belarus, Canada, China, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, and the United States. The Company markets its products through a wholesale model to Australia, Brazil, Chile, Israel, New Zealand, Norway, Peru, Spain and the United Kingdom.

Product Categories

The Company’s line of over 700 products includes several different product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. It purchases herbs and other raw materials in bulk and, after rigorous quality control testing, it formulates, encapsulates, tablets or concentrates them, labels and packages them for shipment. Most of its products are manufactured at its facility in Spanish Fork, Utah. Contract manufacturers produce some of the Company's products in accordance with the Company's exacting specifications and standards. The Company has implemented stringent quality control procedures to verify that its contract manufacturers have complied with its specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the years ended December 31, 2016, 2015, and 2014, by business segment. This table should be read in conjunction with the information presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented (in thousands).

Year Ended December 31,	2016		2015		2014
NSP Americas:
General health	$78,187	44.4%	$80,315	44.8%	$78,218	42.9%
Immune	19,185	10.9	22,042	12.3	23,549	12.9
Cardiovascular	12,677	7.2	12,331	6.9	12,566	6.9
Digestive	47,659	27.1	49,239	27.5	53,133	29.1
Personal care	7,537	4.3	3,575	2.0	4,000	2.2
Weight management	10,677	6.1	11,649	6.5	10,929	6.0
Total NSP Americas	175,922	100.0	179,151	100.0	182,395	100.0

NSP Russia, Central and Eastern Europe:
General health	$11,059	42.6%	$11,433	41.7%	$18,841	37.5%
Immune	2,898	11.2	3,328	12.1	6,512	13.0
Cardiovascular	1,918	7.4	1,714	6.3	3,104	6.2
Digestive	7,003	27.0	7,167	26.1	13,171	26.2
Personal care	2,202	8.5	2,716	9.9	6,073	12.1
Weight management	891	3.4	1,050	3.8	2,573	5.1
Total NSP Russia, Central and Eastern Europe	25,971	100.0	27,408	100.0	50,274	100.0

Synergy WorldWide:
General health	$35,283	28.3%	$43,829	38.4%	$46,546	36.3%
Immune	620	0.5	752	0.7	974	0.8
Cardiovascular	51,684	41.4	34,191	30.0	42,449	33.1
Digestive	12,536	10.0	17,746	15.6	20,839	16.3
Personal care	8,981	7.2	5,697	5.0	7,196	5.6
Weight management	15,689	12.6	11,866	10.4	10,097	7.9
Total Synergy WorldWide	124,793	100.0	114,081	100.0	128,101	100.0

China and New Markets:
General health	$3,399	23.5%	$1,903	46.8%	$2,370	42.3%
Immune	821	5.7	525	12.9	777	13.9
Cardiovascular	2,911	20.1	292	7.2	334	6.0
Digestive	5,329	36.8	1,011	24.9	1,608	28.7
Personal care	797	5.5	93	2.3	108	1.9
Weight management	1,216	8.4	241	5.9	400	7.1
Total China and New Markets	14,473	100.0	4,065	100.0	5,597	100.0

Consolidated:
General health	$127,928	37.5%	$137,480	42.3%	$145,975	39.8%
Immune	23,524	6.9	26,647	8.2	31,812	8.7
Cardiovascular	69,190	20.3	48,528	14.9	58,453	16.0
Digestive	72,527	21.3	75,163	23.1	88,751	24.2
Personal care	19,517	5.7	12,081	3.7	17,377	4.7
Weight management	28,473	8.3	24,806	7.6	23,999	6.6
Total Consolidated	$341,159	100.0	$324,705	100.0	$366,367	100.0

The following table summarizes the Company's product lines by category:

Category	Description	Selected Representative Products
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

Synergy WorldWide:
Double Burn, SLMSmart™

Distribution and Selling

The Company’s independent distributors, known as Managers and Distributors, market products to customers through direct selling techniques, as well as sponsoring other independent distributors. The Company seeks to motivate and provide incentives to its independent distributors by offering high quality products and providing its independent distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

The Company’s products sold in the United States are shipped directly from its manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from its regional warehouses located in Georgia, Ohio and Texas. Many of the Company's international operations maintain warehouse facilities and inventory to supply their independent Managers, Distributors and customers. However, in foreign markets where it does not maintain warehouse facilities, it has contracted with third-parties to distribute its products and provide support services to its independent sales force of independent Managers and Distributors.

As of December 31, 2016, the Company had approximately 243,600 "active independent Distributors and customers" (as defined below). A person who joins the Company’s independent sales force begins as an independent Distributor. Many independent Distributors sell the Company’s products on a part-time basis to friends or associates or use the products themselves. An independent Distributor may earn Manager status by attaining certain product sales levels. As of December 31, 2016, the Company had approximately 12,900 "active independent Managers" (as defined below) worldwide. In many of the Company's markets, its independent Managers and Distributors are primarily retailers of the Company's products, including practitioners, proprietors of retail stores and other health and wellness specialists.

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

The Company pays sales commissions, or “volume incentives” to its independent Managers and Distributors based upon their own product sales and the product sales of their sales organization. As an exception, China does not pay volume incentives; rather, it pays independent service fees. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that the Company expensed during the years ended December 31, 2016, 2015, and 2014, are set forth in the Company's Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

The Company’s revenue is highly dependent upon the number and productivity of its independent Managers and Distributors.  Growth in sales volume requires an increase in the productivity and/or growth in the total number of independent Managers and Distributors.

Within the Company, there are a number of different distributor compensation plans and qualifications, which generate active independent Managers and Distributors with different sales values in its different business segments. Within Synergy WorldWide, the sales qualifications required for active independent Managers and Distributors varies by market according to local economic factors. As sales grow in markets with higher qualification values, and decline in those with lower qualification values, the resultant mix change influences the active counts for independent Managers and Distributors. As a result, from time-to-time, changes in overall active counts for independent Managers and Distributors may not be indicative of actual sales trends for the segment.

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated.

Total Managers, Distributors and Customers by Segment as of December 31,

	2016		2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	269,100	6,400	286,600	6,500	295,300	6,600
NSP Russia, Central and Eastern Europe	140,600	2,800	163,200	2,800	231,400	3,700
Synergy WorldWide	123,000	3,700	126,400	3,400	122,300	3,100
China and New Markets	4,400	—	—	—	1,600	—
Total	537,100	12,900	576,200	12,700	650,600	13,400

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

Active Distributors and Customers by Segment as of December 31,

	2016		2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	121,200	6,400	131,600	6,500	135,900	6,600
NSP Russia, Central and Eastern Europe	66,700	2,800	72,000	2,800	97,900	3,700
Synergy WorldWide	53,600	3,700	60,800	3,400	58,800	3,100
China and New Markets	2,100	—	—	—	—	—
Total	243,600	12,900	264,400	12,700	292,600	13,400

“Active Distributors and customers” includes the Company’s independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated.

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, for the years indicated.

New Managers, Distributors and Customers by Segment for the year ended December 31,

	2016		2015		2014
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	116,900	3,200	127,900	3,000	130,300	3,200
NSP Russia, Central and Eastern Europe	44,900	600	47,000	700	66,400	1,200
Synergy WorldWide	72,000	3,000	76,600	2,300	73,500	2,200
China and New Markets	4,400	—	—	—	1,600	—
Total	238,200	6,800	251,500	6,000	271,800	6,600

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

The duration of the Company's trademark registrations is generally between 10 and 20 years, depending on the country in which the marks are registered, and can be renewed. The scope and duration of the Company's intellectual property protection varies throughout the world by jurisdiction and by individual product.

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

Dependence upon Customers

A significant amount of the Company's revenue in some of its markets is dependent on only a few independent distributors and their extensive sales networks. The loss of one or more of these independent distributors who, together with their extensive sales network generate a significant amount of the Company's revenue, could have a material adverse effect on the results of operations and financial condition on one or more of the Company's business segments.

Backlog

The Company typically ships orders for its products within 24 hours after receipt of payment. As a result, it has not historically experienced significant backlogs due to its high level of product availability as discussed above.

Competition

The Company's products are sold in competition with other companies, some of which have greater sales volumes and financial resources than the Company does, and sell brands that are, through advertising and promotions, better known to consumers. The Company competes in the nutritional and personal care industry against companies that sell through retail stores, as well as against other direct selling companies. For example, it competes against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, vitamin outlets, discount stores, and mass market retailers, among others. It competes for product sales and independent distributors with many other direct selling companies, including Amway, Herbalife, Nu Skin, Shaklee and USANA, among others. The Company believes that the principal components of competition in the direct selling of nutritional and personal care products are distributor expertise and service, product quality and differentiation, price and brand recognition. In addition, the Company relies on its independent Managers and Distributors to compete effectively in the direct selling markets, and its ability to attract and retain independent Managers and Distributors depends on various factors, including the training, quality product offerings and financial incentives for the independent Managers and Distributors.

Research and Development

The Company conducts research and development activities at its manufacturing facility located in Spanish Fork, Utah. During 2015, the Company opened the Hughes Center for Research and Innovation, a new state of the art research and development facility at its corporate offices in Lehi, Utah, which will further advance the Company's research of innovative products. The Company's principal emphasis in its research and development activities is clinical research in the support of the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $3.2 million in 2016, $2.8 million in 2015 and $2.5 million in 2014.

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

Regulation

General

In both the United States and foreign markets, the Company is affected by extensive laws, governmental regulations, administrative determinations and guidance, court decisions and similar constraints (collectively “Regulations”). Such Regulations exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including Regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of its products; (2) product and earnings claims and advertising, including direct claims and advertising by the Company, as well as claims and advertising by independent distributors, for which the Company may be held responsible; (3) the Company's direct selling program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; (5) taxation of its independent distributors (which in some instances may impose an obligation on the Company to collect the taxes and maintain appropriate records); and (6) currency exchange and repatriation.

Products

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company's major product groups are subject to regulation by one or more governmental agencies in the United States and in other countries. In the United States, the Food and Drug Administration (“FDA”) regulates the Company's products under the Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder (“FDCA”). The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been adjusted several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (“NLEA”) and the Dietary Supplement Health and Education Act of 1994, as amended, and the regulations promulgated thereunder (“DSHEA”).

FDA regulations relating specifically to foods and dietary supplements for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic labeling requirements for both foods and dietary supplements. In

May 2016, the FDA announced new labeling requirements to reflect recently available scientific information. The new label requirements are designed to make it easier for consumers to make informed choices. Manufacturers have until July 26, 2018, to comply with the new labeling requirements. Additionally, FDA regulations require the Company to meet relevant good manufacturing practice regulations for the preparation, packaging and storage of its food and dietary supplements.

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

In some countries the Company is, or regulators may assert that the Company is, responsible for the conduct of its independent distributors, and regulations applicable to the activities of the Company's independent Managers and Distributors also affect its business. In these countries, regulators may request or require that the Company take steps to ensure that its independent distributors comply with regulations. The types of regulated conduct include: (1) representations concerning the Company's products; (2) earning representations made by the Company and/or its independent Distributors; (3) public media advertisements, which in foreign markets may require prior approval by regulators; (4) sales of products in markets in which the products have not been approved, licensed or certified for sale; and (5) classification by government agencies of the Company's independent distributors as employees of the Company.

In some markets, it is possible that improper product claims by independent Managers and Distributors could result in the Company's products being reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, the Company might be required to make labeling changes.

The Company is unable to predict the nature of any future regulations, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require: (1) reformulation of some products not capable of being reformulated; (2) imposition of additional record keeping requirements; (3) expanded documentation of the properties of some products; (4) expanded or different labeling; (5) additional scientific substantiation regarding product ingredients, safety or usefulness; and/or (6) additional distributor compliance surveillance and enforcement action by the Company. Any or all of these requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

The FTC, which exercises jurisdiction over the advertising of all of the Company's products in the United States, has in the past several years instituted enforcement actions against several dietary supplement and food companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. The FTC closely scrutinizes the use of testimonials, the role of expert endorsers and product clinical studies. The FTC has in recent years investigated and taken enforcement action against direct selling companies for misleading representations relating to the earnings potential of an independent distributor within a company's compensation plan, as well as appropriateness of the compensation plans themselves. For example, in 2015, the FTC initiated an enforcement action against a direct selling company, alleging an illegal business model and improper earnings claims, which the FTC and the direct selling company settled in September 2016, by entering into a stipulated order. In July 2016, the FTC entered into a settlement agreement with another direct selling company, which required the particular direct selling company to restructure its U.S. business operations to settle charges relating to deceptive advertising, misrepresentation and an illegal business model. The settlement of each of these cases required the direct selling company involved to, among other things, pay a significant fine, revise its compensation plan to comply with restrictions on how it can compensate its independent distributors and change its marketing practices to avoid misleading income, earning and other representations. The Company cannot be sure that the FTC, or comparable foreign agencies, will not question its advertising or other operations in the future.

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

Other Regulations

The Company is also subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, the Company is substantially restricted in the amount and types of rules and termination criteria that it can impose on its independent distributors without having to pay social security assessments on behalf of the independent distributors and without incurring severance obligations to terminated independent distributors. In some countries, the Company may be subject to these obligations in any event.

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

It is an ongoing part of the Company's business to anticipate and respond to new and changing regulations and to make corresponding changes in its operations to the extent practicable. Although the Company devotes considerable resources to maintaining its compliance with regulatory constraints in each of its markets, it cannot be sure that (1) it would be found to be in full compliance with applicable regulations in all of its markets at any given time or (2) the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that its operations are not in full compliance. These assertions or the effect of adverse regulations in one market could negatively affect the Company in other markets as well, by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could have a material adverse effect on the Company in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in the Company's operations that would be necessitated to maintain compliance, these changes could result in the Company experiencing a material reduction in sales in the market or determining to exit the market altogether. In this event, the Company would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets. However, the Company cannot be sure that this transition would not have a material adverse effect on its business and results of operations either in the short or long-term.

To further mitigate any compliance risk, a Compliance Committee of the Board of Directors (the "Compliance Committee") was created in 2014. The purpose of the Compliance Committee is to oversee the Company’s efforts with respect to operational compliance.  “Operational Compliance” is defined by the Compliance Committee's charter to include: distributor compliance and direct selling best practices; employee compliance, including code of conduct and other mandated trainings; product and product distribution regulatory compliance, including adherence to FTC, FDA and other similar regulatory bodies’ mandates; and non-financial, whistleblower reports. For avoidance of doubt, "Operational Compliance" does not include adherence to the U.S. Foreign Corrupt Practices Act (the "FCPA"), which is the responsibility of the audit committee. The charter of the Compliance Committee requires that the Compliance Committee consist of at least three directors, one of whom must be the Chair of the Company’s Audit Committee, and that a majority of such members meet the independence and experience requirements of the NASDAQ Stock Market, Section 10A(m)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”), and the rules and regulations of the Securities and Exchange Commission (“SEC”), as affirmatively determined by the Company’s Board. The Board may, at any time and in its complete discretion, replace a Compliance Committee member.

International Operations

A significant portion of the Company's net sales are generated within the United States, which represented 43.4 percent, 45.4 percent and 40.5 percent of net sales in 2016, 2015, and 2014, respectively. The Company's second largest market, South Korea, represented 16.9 percent, 14.9 percent and 14.8 percent of net sales in 2016, 2015, and 2014, respectively. Outside of the United States and South Korea, no one country accounted for 10.0 percent or more of net sales in any year in the last three years. A breakdown of net sales by region in 2016, 2015, and 2014, is set forth below.

(Dollar amounts in thousands)
Year Ended December 31,	2016		2015		2014
Net Sales:
North America	$168,883	49.5%	$171,486	52.8%	$175,118	47.8%
Europe	50,299	14.7	53,237	16.4	83,048	22.7
Asia Pacific	98,585	28.9	76,482	23.6	81,199	22.2
Central & South America	23,392	6.9	23,500	7.2	27,002	7.4
	$341,159	100.0%	$324,705	100.0%	$366,367	100.0%

The Company's international operations are conducted in a manner that it believe is comparable with its U.S. operations; however, in order to conform to local variations, economic realities, market customs, consumer habits and regulatory environments, differences often exist in the products that the Company sells and in its distribution and selling programs.

The Company's international operations are subject to many of the same risks faced by its U.S. operations, including competition and local economic and political conditions. In addition, its international operations are subject to certain risks inherent in doing business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls, effective management and support services by contracted third-parties and the economic and political policies of foreign governments. The significance of these risks will increase if the Company grows its international operations.

Executive Officers

The Company’s executive officers, as of the date of this report, are as follows:

Name	Age	Position	Served in Position Since
Gregory L. Probert	60	Chief Executive Officer and Chairman of the Board of Directors	2013
Joseph W. Baty	60	Executive Vice President, Chief Financial Officer and Treasurer	2016
Richard D. Strulson	48	Executive Vice President, General Counsel, Chief Compliance Officer, and Secretary	2013
Paul E. Noack	55	President of China and New Markets	2014
Susan M. Armstrong	52	Executive Vice President and Chief Operations Officer	2014

Gregory L. Probert.  Mr. Probert was appointed CEO in October 2013. He has served as the Executive Chairman of the Company's Board of Directors since January 2013. Prior to this, Mr. Probert served as Executive Vice Chairman since June 2011, and served as an independent consultant to the Company from October 2010 to June 2011. Previously, he was Chairman of the Board and Chief Executive Officer of Penta Water Company from 2008 to 2010, which filed for bankruptcy protection in 2009. Mr. Probert was President and Chief Operating Officer of Herbalife International of America, Inc. from 2003 to 2008, and Chief Executive Officer of DMX Music from 2001 to 2003. Prior to that, he held various senior positions, including Executive Vice President of Worldwide Home Entertainment, at The Walt Disney Company from 1988. In February 2016, Mr. Probert joined the Board of Leaders for the USC Marshall School of Business where he helps guide the development of management education programs. Mr. Probert also serves on the Board of Directors of the Direct Selling Education Foundation, and he recently completed a three-year term of service on the Board of Directors of the Direct Selling Association. Mr. Probert received his B.A. from the University of Southern California in 1979.

Joseph W. Baty.  Mr. Baty was appointed as the Company's Executive Vice President, Chief Financial Officer and Treasurer on October 31, 2016. Before joining the Company, Mr. Baty served as Executive Vice President and Chief Financial Officer at Schiff Nutrition International Inc. ("Schiff"), a publicly traded vitamins and nutritional supplements company, from 1999, until Schiff was acquired by Reckitt Benckiser Group PLC in December 2012. From 1997 until 1999, Mr. Baty was Senior Vice President, Finance at Schiff. Prior to 1997, Mr. Baty was a Certified Public Accountant and partner at KPMG, LLP.
Mr. Baty received his B.S. in Accounting from the University of Utah in 1981.

Richard D. Strulson.  Mr. Strulson was appointed as the Company's Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of the Company, in November 2013. From 2004 to October 2013, Mr. Strulson held various senior positions at Herbalife International of America, Inc., one of the world's largest direct selling companies, including Senior Vice President, Chief Privacy Officer, and Counsel from 2007 to October 2013. From 1998 to 2004, he served in a variety of senior legal counsel positions for The Walt Disney Company and FOX Cable Networks, where he was responsible for supporting strategic planning, negotiating media rights and licensing agreements. Prior to his internal legal counsel positions, Mr. Strulson was a corporate attorney in Los Angeles with Latham and Watkins from 1995 to 1998, and clerked for Chief Justice E. Norman Veasey of the Delaware Supreme Court from 1994 to 1995. Mr. Strulson received a Doctor of Jurisprudence and Masters of Business Administration from Duke University in 1994, and a B.A. in Foreign Affairs and Economics from the University of Virginia in 1990.

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

Employees

The Company employed 972 individuals as of December 31, 2016. The Company believes that its relations with its employees are satisfactory.

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

Changes in laws and regulations regarding direct selling may prohibit or restrict the Company's ability to sell its products in some markets or require the Company to make changes to its business model in some markets.

Direct selling marketing systems are subject to laws and regulations by various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive practices and to ensure that sales are made to consumers of the products, and that compensation, recognition and advancement within the selling organization are based upon sales of the products. Failure to comply with these laws and regulations could result in significant penalties, which could have a material adverse effect on the Company's results of operations and financial condition. Violations could result from misconduct by an independent distributor, ambiguity in statutes, changes or new laws and regulations affecting the Company's business and court-related decisions. Furthermore, the Company may be restricted or prohibited from using direct selling activities in some foreign countries, or the Company may be required to undertake lengthy and costly application processes to obtain a direct selling license to engage in direct selling activities. In addition, changes in existing laws or additional regulations could make it difficult to register or sell the Company's products in the countries in which it operates.

In the United States, multilevel marketing companies may be the subject of investigations and enforcement actions by the FTC. For example, in 2015, the FTC initiated an enforcement action against a direct selling company, alleging an illegal business model and improper earnings claims, which the FTC and the direct selling company settled in September 2016, by entering into a stipulated order. In July 2016, the FTC entered into a settlement agreement with another direct selling company, which required the particular direct selling company to restructure its U.S. business operations to settle charges relating to deceptive advertising, misrepresentation and an illegal business model. The settlement of each of these cases required the direct selling company involved to, among other things, pay a significant fine, revise its compensation plan to comply with restrictions on how it can compensate its independent distributors and change its marketing practices to avoid misleading income, earning and other representations. Being the target of an investigation or enforcement action by the FTC, or being required to make significant revisions to its compensation plan, could have a material adverse effect on the Company's results of operations and financial condition.

The Company's business activities in China require the Company to comply with complex legal and regulatory requirements, which require the Company to obtain various approvals and licenses and to utilize a different business model from that which it uses elsewhere in the world.

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

The direct selling regulations require the Company to apply for various approvals and licenses to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. The Company's participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which the Company operates, including the U.S., as well as the Company's internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, the Company will fail to comply with requirements applicable in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent the Company from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, the Company relies on certain key management, regulatory and legal personnel in China to assist during the approval process, and the loss of any such key personnel could delay or hinder the Company's ability to obtain licenses or related approvals. For all of the above reasons, the Company may be unable to obtain, or experience prolonged delays in obtaining, direct-selling licenses or related approvals necessary to expand into any or all of the localities or provinces in China that are important to the Company's business in China. The Company's inability to obtain, retain, or renew, or a prolonged delay in obtaining or renewing, any or all of the licenses or related approvals that are required to operate in China would have a material adverse effect on the Company's results of operations and financial condition.

 Additionally, although certain regulations have been published with respect to obtaining and operating under such approvals and otherwise conducting business in China, other regulations are pending and there continues to be uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. As a result, the model the Company created specifically for China may not continue to be deemed compliant by national or local Chinese regulatory authorities. The Chinese government rigorously monitors the direct selling market in China, and in the past has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact the Company's business in China, result in regulatory investigations or lead to fines or penalties, any of which could have a material adverse effect on the Company's results of operations and financial condition.

Chinese regulations prevent persons who are not Chinese nationals from engaging in direct selling in China. The Company cannot guarantee that any of its independent distributors living outside of China or any of its independent distributors or independent service providers in China have not engaged or will not engage in activities that violate the Company's policies in this market, or that violate Chinese law or other applicable law, and therefore result in regulatory action and adverse publicity that could have a material adverse effect on the Company's results of operations and financial condition.

The Company's products, business practices and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of the Company’s major product groups are subject to regulation by numerous domestic and foreign governmental agencies and authorities. In the U.S., these governmental agencies and authorities include the FDA, the FTC, the CPSC, the EPA, the USDA and state regulatory agencies. In September 2015, the New York Attorney General issued a cease and desist letter to the Company and many other national manufacturers and retailers, related to the sale of a common herbal supplement known as Devil’s Claw. In the letter, the New York Attorney General requested, among other things, that the Company provide certain information with respect to the Company’s manufacture and sale of Devil’s Claw products. Although the Company believes it is lawfully selling Devil’s Claw products, the letters that it and other retailers received, demonstrate a focus by the New York Attorney General and other states’ Attorneys General on the manufacture and sale of various dietary supplements. As a result of such focus, such states’

Attorneys General could seek to take actions against the Company or other industry participants or amend applicable regulations in their State, which could have a material adverse effect on the Company's results of operations and financial condition by causing the Company to incur additional costs to comply or cease selling one or more of its products.

Generally, each international market in which the Company operates has regulatory agencies similar to the regulatory agencies in the U.S. These markets have varied regulations which often require it to reformulate products for specific markets, conform product labeling to market regulations and register or qualify products or obtain necessary approvals with the applicable governmental authorities in order to market its products in these markets. Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, limits on advertising, consumer redress, divestitures of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these regulations could result in substantial financial or other penalties, which could have a material adverse effect on the Company's results of operations and financial condition.

In the future, the Company may be subject to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which it considers favorable and/or more stringent interpretations of current laws or regulations. The Company can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products and expanded or altered labeling and/or scientific substantiation. Any or all such requirements could increase the Company's costs of operating the business and have a material adverse effect on the Company's results of operations and financial condition.

The FTC, which exercises jurisdiction over the advertising of all of the Company’s products in the United States, has in the past several years instituted enforcement actions against several dietary supplement and food companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. In addition, the FTC has increased its scrutiny of the use of testimonials, as well as the role of expert endorsers and product clinical studies. The FTC has also recently initiated investigations and enforcement actions against direct selling companies the FTC alleged made misleading representations relating to the earnings potential of an independent distributor within a company's compensation plan. Recently, private watchdog groups have increased their attention on companies in the dietary supplement and direct selling industries with allegations of false or misleading product and earing claims. The goal of such private watchdog groups is to get the FTC to take enforcement action against practices they believe are illegal. The Company cannot be sure that the FTC, or comparable foreign agencies, will not question its advertising claims, or advertising claims made by the Company's independent distributors, in the future. An enforcement action brought by the FTC, or other comparable foreign agency, would harm the Company's reputation and potentially result in significant penalties, either of which could have a material adverse effect on the Company's results of operations and financial condition.

The Company’s failure to comply with applicable regulations could have a material adverse effect on its business in a particular market or in general. Assertions that the Company failed to comply with regulations or the effect of adverse regulations in one market could materially adversely affect it in other markets as well, by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.

Challenges to the form of the Company's direct selling program could harm our business.

The Company may be subject to challenges by government regulators regarding direct selling marketing systems. Legal and regulatory requirements concerning the direct selling industry generally do not include "bright line" rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change. From time to time, the Company becomes aware of investigations and legal actions against other companies in the direct selling industry. An adverse ruling in these investigations or legal actions could impact the Company's business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example, in 2015, the FTC initiated an enforcement action against a direct selling company, alleging an illegal business model and improper earnings claims, which the FTC and the direct selling company settled in September 2016, by entering into a stipulated order. In July 2016, the FTC entered into a settlement agreement with another direct selling company, which required the particular direct selling company to restructure its U.S. business operations and compensation plan to settle charges relating to deceptive advertising, misrepresentation and an illegal business model.

The Company could also be subject to challenges by private parties in civil actions. From time to time, the Company becomes aware of civil actions against some of its competitors in the United States, which have and may in the future result in significant settlements. Allegations by short sellers directed at the Company and its competitors regarding the legality of direct selling in various markets have also created intense public scrutiny of the direct selling industry.

The Company is subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, a violation of which could harm the Company’s business.

The Company is subject to anti-bribery laws, including the FCPA, which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well requiring companies and their intermediaries to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity by the Department of Justice and the SEC relating to business operations within certain countries in which the Company operates, including China. For example, in January 2017, a direct selling company announced that it was the target of an investigation being conducted by the SEC to determine whether certain activities related to the direct selling company's operations in China violated the FCPA. In February 2017, another direct selling company announced that it had initiated a voluntary probe of its operations in China to determine if violations of the FCPA had occurred.

The Company’s policies mandate compliance with anti-bribery laws, including the requirements to maintain accurate information and internal controls. However, the Company may be liable for actions of its employees and agents, even if such actions are inconsistent with the Company’s policies. Being subject to an investigation by the Department of Justice or the SEC for an alleged violation of the FCPA could cause the Company to incur significant expenses and distractions that could harm its business. Violations of the FCPA, or a similar anti-bribery law, may result in criminal or civil sanctions, including contract cancellations or debarment, and loss of reputation, which could have a material adverse effect on the Company’s results of operation and financial condition.

The Company's expansion in China is subject to risks associated with operating a joint venture.

 On August 25, 2014, the Company completed a transaction with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), which created a joint venture owned 80 percent by the Company and 20 percent by a wholly-owned subsidiary of Fosun Pharma. Effective operation of the joint venture depends on good relations between the Company and Fosun Pharma, active synergies between the two companies and positive legal and regulatory recognition of the joint venture.  Any disruption in relations, inability to work efficiently or disadvantageous treatment of the joint venture by the Chinese or other authorities could have a material adverse effect on the Company's results of operations and financial condition.

If the Company is not able to register products for sale in Mainland China, its business could be harmed.

The Company's registration of its products for sale in China is extremely time intensive.  The requirements for obtaining product registrations and/or licenses involve extended periods of time that may delay the Company from offering products for sale or prevent it from launching new product initiatives in China on the same timelines as other markets around the world.  For example, products marketed in China as “health foods” or for which certain claims are used are subject to “blue cap” or “blue hat” registrations, which involve extensive laboratory and clinical analysis by governmental authorities.  This registration process can take anywhere from 18 months to 3 years, but may be substantially longer.  The Company currently intends to market both “health foods” and “general foods” in China.  There is risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification.  If government officials feel the categorization of products is inconsistent with product claims, ingredients or function, this could end or limit the Company's ability to market such products in China and have a material adverse effect on the Company's results of operations and financial condition.

If the Company is unable to attract and retain independent distributors, its business could suffer.

As a direct selling company, the Company relies on its independent distributors to market and sell its products. Many independent distributors sell the Company's products on a part-time basis to friends or associates or use the products for themselves. The Company's independent distributors may terminate their service at any time, and, like most direct selling companies, the Company experiences high turnover among its independent distributors from year to year. As a result, the Company needs to retain existing independent distributors and continue to attract additional independent distributors to maintain and/or increase sales in the future. A significant amount of the Company's revenue in some of its markets is dependent on only a few independent distributors and their extensive sales networks. The loss of one of these independent distributors who, together with their extensive sales network, generate a significant amount of the Company's revenue could have a material adverse effect on the Company's results of operations and financial condition.

Many factors affect the Company's ability to attract and retain independent distributors, including:

•	any adverse publicity regarding the Company, its products, its distribution channels or its competitors;

•	on-going motivation of Company's independent distributors;

•	the public’s perceptions about the value and efficacy of the Company's products;

•	the public’s perceptions and acceptance of direct selling;

•	general and economic business conditions;

•	government regulations;

•	changes to the Company's compensation arrangements, training and support for its independent distributors; and

•	competition in attracting and retaining independent distributors and/or market saturation.

The Company's results of operations and financial condition could be materially adversely affected if the Company's independent distributors are unable to maintain their current levels of productivity or if the Company is unable to retain existing independent distributors and attract additional independent distributors in sufficient numbers to sustain future growth or to maintain present sales levels.

Currency exchange rate fluctuations affect the Company's net revenue and earnings.

In 2016, the Company recognized approximately 56.6 percent of its revenue in markets outside the United States, the majority of which was recognized in each market’s respective local currency. The Company purchases inventory primarily in the United States in U.S. dollars. In preparing its financial statements, the Company translates revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because a majority of its sales are in foreign countries, exchange rate fluctuations may have a significant effect on its sales and earnings. The Company reported earnings have in the past been, and are likely to continue to be, significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. These fluctuations had a generally negative effect on the Company's revenue in the years ended December 31, 2016, 2015, and 2014. As the Company's operations grow in countries where foreign currency transactions are made, its operating results will increasingly be subject to the risks of exchange rate fluctuations, and it may not be able to accurately estimate the impact of these changes on the Company's future results of operations or financial condition.

Difficult economic conditions could harm the Company's business.

Global economic conditions continue to be challenging and complex. Consumer spending habits, including spending for the Company's products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. Economic slowdowns in the markets in which the Company does business may adversely affect consumer spending habits and demand for the Company's products, which may result in lower net sales of the Company's products in future periods.  A prolonged global or regional economic downturn could have a material adverse effect on the Company's results of operations and financial condition. For example, recent economic declines in Mainland China's stock market and other negative economic indicators have caused uncertainty regarding the potential for growth in Mainland China's economy. Continued declines in economic conditions in Mainland China could have a material adverse effect on the Company's results of operations and financial condition.

Geopolitical issues, conflicts and other global events could adversely affect the Company's business.

Because a substantial portion of the Company's business is conducted outside of the United States, its business is subject to global political issues and conflicts. Such political issues and conflicts could have a material adverse effect on the Company's results of operations and financial condition if they escalate in areas in which the Company does business. In addition, changes in and adverse actions by governments in foreign markets in which the Company does business could have a material adverse effect on the Company's results of operations and financial condition. For example, the Company's financial condition and results of operations of its NSP Russia, Central and Eastern Europe segment have been materially adversely affected by the political unrest in Ukraine and Russia, the continued sanctions in Russia, significant changes in global oil prices and the impact of currency devaluation.

Some of the markets in which the Company operates have currency controls in place which may restrict the repatriation of cash.

Governments may restrict transfers of cash out of their country or take steps to control exchange rates, which could have a material adverse effect on the Company's results of operations and financial condition if the Company is unable to repatriate cash at exchange rates beneficial to the Company. For example, in 2014, the Company discontinued its operations in Venezuela due to the difficulties and uncertainties related to import controls, difficulties associated with repatriating cash and high inflation.

Taxation and transfer pricing affect the Company's operations.

The Company is subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between the U.S. parent Company and its foreign subsidiaries. These pricing laws are designed to ensure that appropriate levels of income and expense are reported by its U.S. and foreign entities, and that they are taxed appropriately. Regulators in the United States and in foreign markets closely monitor the Company's corporate structures, intercompany transactions, and how it effectuates intercompany fund transfers. The Company's effective tax rate could increase and its results of operations and financial condition could be materially adversely affect if regulators challenge the Company's corporate structures, transfer pricing methodologies or intercompany transfers. The Company is eligible to receive foreign tax credits in the United States for certain foreign taxes actually paid abroad. In the event any audits or assessments are concluded adversely to the Company, it may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, the Company may not be able to take advantage of any foreign tax credits in the future. In addition, changes in the amount of the Company's total and foreign source taxable income may also limit the Company's ability to take advantage of any foreign tax credits in the future. The various customs, exchange control and transfer pricing laws are continually changing, and are subject to the interpretation of governmental agencies.

The Company collects and remits value-added taxes and sales taxes in jurisdictions and states in which it has determined that nexus exists.  Other states may claim, from time to time, that the Company has state-related activities constituting a sufficient nexus to require the Company to collect and remit value-added taxes and sales taxes in their state, which would increase the Company's tax liability.

Despite the Company's efforts to be aware of and to comply with such laws and changes to the interpretations thereof, it may not be able to continue to operate in compliance with such laws. The Company may need to adjust its operating procedures in response to these interpretational changes, and such changes could have a material adverse effect on its results of operations and financial condition.

Some of the markets in which the Company operates may become highly inflationary.

The Company's international operations subject it to the risks associated with high levels inflation. A country is considered to have a highly inflationary economy if, among other qualitative factors, it has a cumulative inflation rate of approximately 100% or more over a three-year period. The functional currency in a highly inflationary economy is the U.S. dollar. As a result, all gains and losses resulting from the re-measurement of the Company's financial statements and other transactional foreign exchange gains and losses were reflected in the Company's earnings, which resulted in volatility within the its earnings, rather than as a component of comprehensive income within shareholders’ equity. It could have a material adverse effect on the Company's results of operations and financial condition if the economy of other countries in which the Company does business are designated as highly inflationary.

Cyber security risks and the failure to maintain the integrity of data could expose the Company to data loss, litigation and liability, and the Company's reputation could be significantly harmed.

The Company collects and retains large volumes of data from employees and independent distributors, including credit card numbers and other personally identifiable information, for business purposes, including for transactional and promotional purposes, and its various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to the Company's business. The Company is subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase the Company's expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, distributor or guest data which could harm the Company's reputation, disrupt its operations, or result in remedial and other costs, fines or lawsuits, which could have a material adverse effect on the Company's results of operations and financial condition.

System failures could harm the Company's business.

Like many companies, the Company's business is highly dependent upon its information technology infrastructure (websites, accounting and manufacturing applications, and product and customer information databases) to manage effectively and efficiently the Company's operations, including order entry, customer billing, accurately tracking purchases and volume incentives and managing accounting, finance and manufacturing operations. The occurrences of natural disasters, security breaches or other unanticipated problems could result in interruptions in the Company's day-to-day operations that could adversely affect its business. A long-term failure or impairment of any of the Company's information systems could materially adversely affect its results of operations and financial condition.

Beginning in 2013, the Company began to significantly reinvest in information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The unsuccessful implementation or failure of the ERP program could significantly disrupt the Company's operations, which could have a material adverse effect on its results of operations and financial condition.

The Company could incur obligations relating to the activities of its independent distributors and contracted third-parties.

The Company sells its products worldwide to a sales force of independent distributors who use the products themselves or resell them to customers. In addition, in certain foreign markets, the Company contracts with third-parties to distribute its product and provide support services to its independent distributors. Independent distributors and contracted third-parties are not employees and operate their own business separate and apart from the Company, and the Company may not be able to control aspects of their activities that may impact its business. If local laws and regulations or the interpretation of locals laws and regulations change and require the Company to treat its independent distributors as employees, or if its independent distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which the Company operates to be its employees rather than independent contractors under existing laws and interpretations, the Company may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment related taxes and penalties, which could have a material adverse effect on the Company's results of operations and financial condition. The Company's independent distributors also operate in jurisdictions where local legislation and governmental agencies require it to collect and remit taxes such as sales tax or value-added taxes. In addition, there is the possibility that some jurisdictions could seek to hold the Company responsible for false product or income related claims or the actions of an independent distributor. If the Company was found to be responsible for any of these issues related to its independent distributors, it could have a material adverse effect on the Company's results of operations and financial condition.

If the Company's independent distributors fail to comply with advertising laws, then its financial condition and operating results could be harmed.

The advertisement of the Company's products is subject to extensive regulations in most of the markets in which the Company does business, including the United States. The Company's independent distributors may fail to comply with such regulations governing the advertising of the Company's products or business opportunity. In the U.S., the Company's products are sold principally as dietary supplements and cosmetics and are subject to rigorous FDA regulations limiting the types of therapeutic claims that can be made relating to the products. The treatment or cure of disease, for example, is not a permitted claim for the Company's products. In the U.S., the FTC is responsible for providing consumer protection by, among other things, investigating and initiating enforcement actions against business practices it deems deceptive or fraudulent. The FTC has in recent years investigated and initiated enforcement action against direct selling companies for misleading representations relating to the earnings potential of an independent distributor within a company's compensation plan. Recently, private watchdog groups have increased their scrutiny of companies in the dietary supplement and direct selling industries with allegations of false or misleading product and earning claims. The goal of such private watchdog groups is to get the FTC to take enforcement action against business practices they believe are illegal. Despite the Company's efforts to train its independent distributors and its attempts to monitor its independent distributors’ marketing materials, the Company cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims and earning claims. If the Company's independent distributors fail to comply with these restrictions, then the Company and its independent distributors could be subjected to claims of false advertising, misrepresentation, significant financial penalties, costly mandatory product recalls and relabeling requirements, any of which could have a material adverse effect on the Company's results of operations and financial condition.

Changes in key management personnel could materially adversely affect the Company.

The Company believes its success depends in part on its ability to retain its executive officers, and to continue to attract additional qualified individuals to its management team. The loss or limitation of any of its executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on the Company's results of operation and financial position. The Company does not carry key man insurance on the lives of any of its executive officers.

If the Company is unable to effectively manage rapid growth in China, its operations could be harmed.

If the Company obtains the necessary licenses and approvals and its operations in China are successful and experiences rapid growth, the Company may be unable to successfully manage rapid expansion of manufacturing operations and a rapidly growing and dynamic sales force in China. If the Company is unable to effectively manage such growth and expansion of its sales force and manufacturing operations, the Company's government relations and public perception may be compromised, which could have a material adverse effect on the Company's results of operations and financial condition.

The Company may experience unintended negative effects from its independent distributor promotions or compensation plans.

The payment of volume incentives to the Company's independent distributors is its most significant expense. These incentives include commissions, bonuses and certain awards and prizes based on promotions and product sales levels. From time to time, the Company adjusts its compensation plan to better manage these incentives as a percentage of net sales. The Company closely monitors the amount of volume incentives that are paid as a percentage of net sales, and may periodically adjust its compensation plan to prevent volume incentives from having a material adverse effect on the Company results of operations and financial condition. Additionally, regulations in some countries in which the Company operates limit the amount of volume incentives that can be paid to its independent distributors, and the Company may, from time to time, modify its compensation plan in these countries to comply with such regulations. In addition to the compensation plan, the Company frequently designs and implements economic and non-economic incentives and promotions to motivate and reward its independent distributors. Changes to the Company's compensation plan, product pricing, or promotions and incentives may not be successful in achieving target levels of volume incentives as a percentage of net sales. Furthermore, such programs, promotions or incentives could result in unintended or unforeseen negative economic and non-economic consequences to the Company's business, such as higher than anticipated costs or difficulty in attracting and retaining independent distributors, either of which could have a material adverse effect on the Company's results of operations and financial condition.

The Company's manufacturing activity is subject to certain risks.

The Company manufactures approximately 80 percent of the products sold at its manufacturing facility located in Spanish Fork, Utah. As a result, the Company is dependent upon the uninterrupted and efficient operation of its manufacturing facility in Spanish Fork and its distribution facilities throughout the country. The Company's manufacturing facilities and distribution facilities are subject to the risk of catastrophic loss due to, among other things, earthquake, fire, flood, terrorism or other natural or man-made disasters, as well as occurrence of significant equipment failures. If any of these facilities were to experience a catastrophic loss, it would be expected to disrupt the Company's operations and could have a material adverse effect on the Company's results of operations and financial condition as a result of personal injury or property damage, damaged relationships with its customers or incurring significant cost to repair or replace the facilities or systems lost.

As the primary manufacturer of its own products, the Company is subject to FDA regulations on Good Manufacturing Practices, which require the Company to maintain good manufacturing processes, including ingredient identification, manufacturing controls and record keeping. The ingredient identification requirement, which requires the Company to confirm the levels, identity and potency of ingredients listed on its product labels within a narrow range, is particularly burdensome and difficult for the Company with respect to its product formulations, which contain many different ingredients. Compliance with these regulations has increased and may further increase the cost of manufacturing the Company's products. The Company's operations could be harmed if regulatory authorities make determinations that the Company is not in compliance with Good Manufacturing Practices. A finding of noncompliance may result in administrative warnings, penalties or actions impacting the Company's ability to continue selling certain products, which could have a material adverse effect on the Company's results of operations and financial condition.

In addition, the Company contracts with third-party manufacturers to produce some of its vitamins, mineral and other nutritional supplements, personal care products and certain other miscellaneous products in accordance with the Company's specifications and standards. These contract manufacturers are subject to the same risks as the Company's manufacturing facility as noted above. In addition, while the Company has implemented stringent quality control procedures to verify that its contract manufacturers comply with its specifications and standards, the Company does not have full control over their manufacturing activities.  Significant delays and defects in the Company's products resulting from the activities of its contract manufacturers may have an material adverse effect on the Company's results of operations and financial condition.

Availability and integrity of raw materials could become compromised.

The Company acquires all of its raw materials for the manufacture of its products from third-party suppliers. If the Company was to lose a significant supplier and experience difficulties in finding or transitioning to an alternative supplier, the Company could experience shortages or product back orders, which could have a material adverse effect on the Company's results of operations and financial condition. Suppliers may be unable to provide the Company with the raw materials in the quantities and at the appropriate quality that it requires or at a price the Company is willing to pay. The Company could incur delays caused by an interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events outside of the control of the Company and its suppliers.

Occasionally, the Company's suppliers have experienced production difficulties with respect to its products, including the delivery of materials or products that do not meet the Company's quality control standards. These quality problems could have a material adverse effect on the Company's results of operations and financial condition by causing stock outages or shortages of the Company's products.

Inventory obsolescence due to finite shelf lives could adversely affect the Company's business.

To provide a high level of product availability to its independent distributors and customers, the Company generally maintains a considerable inventory of raw materials in the United States and of finished goods in most countries in which it does business. The Company's inventories of both raw materials and finished goods have finite shelf lives. If the Company overestimates the demand for its products, the Company could experience significant write-downs of its inventory due to obsolescence. Such write-downs could have a material adverse effect on the Company's results of operations and financial condition.

The Company's failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm its distributor relationships and product sales and harm its financial condition and operating results.

The Company's business is subject to changing consumer trends and preferences. The Company's continued success depends in part on its ability to anticipate and react to these changes, and the Company may not react in a timely or commercially appropriate manner to such changes. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. The Company's failure to accurately predict these trends could negatively impact consumer opinion of its products, which in turn could harm its relationships with its independent distributors and cause the loss of sales. If the Company does not introduce new products or make enhancements to meet the changing needs of its customers in a timely manner, some of its products could be rendered obsolete, which could have a material adverse effect on the Company's results of operations and financial condition.

The Company's business is involved in an industry with intense competition.

The Company operates in an industry with numerous manufacturers, distributors and retailers of nutritional products. The market for these products is intensely competitive. Many of the Company's competitors are significantly larger, have greater financial resources, and have better name recognition than the Company. The Company also relies on independent distributors to market and sell its products through direct selling techniques, as well as sponsoring other independent distributors. The Company competes with other direct selling companies to retain existing independent distributors and attract new independent distributors. In addition, the Company currently does not have significant patent or other proprietary protection, and competitors may introduce products with the same or similar ingredients that the Company uses in its products. As a result, the Company may have difficulty differentiating its products from its competitors’ product and other competing products that enter the nutritional market. Increased competition could have a material adverse effect on the Company's results of operations and financial condition.

The Company's business is subject to the effects of adverse publicity and negative public perception.

The Company's ability to attract and retain independent distributors, as well as its ability to maintain or grow sales in the future, may be affected by adverse publicity or negative public perception with regard to its industry, its competition, its direct selling model, the quality or efficacy of nutritional product supplements and ingredients, and its business generally, which could have a material adverse effect on the Company's financial condition and results of operations.

Product liability claims could harm the Company's business.

As a manufacturer and distributor of products that are ingested, the Company could face product liability claims if, among other things, the use of its products is alleged to result in injury to a consumer. The Company has accrued a reserve that it believes is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based upon the Company's history. Such reserve may prove to be insufficient if the outcome of a product liability claim against the Company is beyond its estimate of probable and reasonably estimable liabilities, which could have a material adverse effect on the Company's results of operations and financial condition.

The Company's business is subject to intellectual property risks.

Most of the Company's products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products generally make obtaining patent protection for the Company's products impractical. The Company has other intellectual property that it considers valuable, including trademarks for the Nature’s Sunshine Products name and logo as well as the Synergy WorldWide name. The Company's efforts to protect its intellectual property may be unsuccessful and third parties may assert claims against the Company for infringement of intellectual property rights, which could result in the Company being required to obtain costly licenses for such rights, to pay royalties or to terminate its manufacturing of infringing products, all of which could have a material adverse effect on the Company's results of operation and financial condition.

Failure of third party support could negatively impact the Company's sales and profitability.

The Company has contracted with third-parties in some of its markets to distribute its products and provide support services its independent distributors. The Company relies on these third parties to perform various required administrative functions in support of its independent distributors. Any failure of these third parties in this regard could result in the disruption of the Company's business in these markets and have a material adverse effect on the Company's results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's corporate offices are located in Lehi, Utah, and consist of approximately 66,000 square feet. These facilities are leased from an unaffiliated third party through a lease agreement which expires in 2018. The Company's Synergy corporate offices are located in Pleasant Grove, Utah, and consist of approximately 21,000 square feet. The Company has entered into a new lease consisting of approximately 61,000 square feet in Lehi, Utah, and anticipates relocating its corporate offices in 2018 and Synergy offices in 2019.

The Company's principal warehousing and manufacturing facilities are housed in a building consisting of approximately 270,000 square feet and located on approximately 10 acres in Spanish Fork, Utah. These facilities are owned by the Company and support all of its business segments.

The Company leases properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and distribution warehouses in the majority of the countries in which it does business. During 2016, 2015 and 2014, the Company incurred lease expense of approximately $6.6 million, $6.3 million, and $6.2 million, respectively.

The Company believes that its current facilities are adequate for its business operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

The Company's common stock is traded on the NASDAQ Global Market (symbol “NATR”).

The following table summarizes the quarterly high and low market prices of the Company's common stock for the years ended December 31, 2016 and 2015:

	Market Prices
2016	High	Low
First Quarter	$10.30	$7.15
Second Quarter	$11.77	$8.50
Third Quarter	$16.05	$9.48
Fourth Quarter	$16.45	$11.10

	Market Prices
2015	High	Low
First Quarter	$14.98	$11.88
Second Quarter	$14.11	$11.89
Third Quarter	$13.84	$11.30
Fourth Quarter	$12.63	$10.30

The approximate number of shareholders of record of the Company's common shares as of February 17, 2017, was 750. This number of holders of record does not represent the actual number of beneficial owners of the Company's common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None.

Dividends

There were 755 shareholders of record as of December 31, 2016.

The declaration of future dividends is subject to the discretion of the Company’s Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its Board of Directors.

On February 24, 2016, the Company announced a cash dividend of $0.10 per common share, in an aggregate amount of $1.9 million, that was paid on March 22, 2016, to shareholders of record on March 11, 2016. On May 10, 2016, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million that was paid on June 6, 2016, to shareholders of record on May 25, 2016. On August 5, 2016, the Company announced a cash dividend of $0.10 per common share, in an aggregate amount of $1.9 million, that was paid on September 2, 2016, to shareholders of record on August 23, 2016. On November 2, 2016, the Company announced a cash dividend of $0.10 per common share, in an aggregate amount of $1.9 million, that was paid on December 5, 2016, to shareholders of record on November 23, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding the Company’s equity compensation plans as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,361,910	$12.41	883,250
________________________________________________________________________

(1)
Consists of two plans:  The Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), and the Nature’s Sunshine Products, Inc. 2009 Stock Incentive Plan (the “2009 Incentive Plan”). The 2012 Incentive Plan was approved by the Company's shareholders on August 1, 2012, and an amendment to the 2012 Incentive Plan was approved by the Company's shareholders on January 14, 2015, to increase the number of shares available for issuance under the 2012 Incentive Plan by 1,500,000. The 2009 Incentive Plan was approved by the Company's shareholders on November 6, 2009. The terms of these plans are summarized in Note 11, “Capital Transactions”, of the Notes to Consolidated Financial Statements in Item 8, Part 2 of this report.

Performance Graph

The graph below depicts the Company's common stock as an index, assuming $100.00 was invested on December 31, 2011, along with the composite prices of companies listed on the NASDAQ Stock Market and the Company's peer group. Standard & Poor’s Investment Services has provided this information. The comparisons in the graph are required by regulations of the SEC, and are not intended to forecast or be indicative of the possible future performance of the Company's common stock. The publicly-traded companies that comprise this peer group include Herbalife International, Ltd., NuSkin Enterprises, Inc. and USANA Health Sciences, Inc. The Company considers these companies to be its peer group as they have similar product lines and distribution techniques.

The material in this section captioned “Performance Graph” is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall the material in this section be deemed to be incorporated by reference in any registration statement or other document filed with the SEC under the Securities Act of 1933, except to the extent the Company specifically and expressly incorporates it by reference into such filing.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Nature’s Sunshine Products, Inc.	$100.00	$94.22	$125.29	$121.25	$85.48	$131.14
NASDAQ Index	100.00	117.45	164.57	188.84	201.98	219.89
Peer Group	100.00	71.27	207.32	95.26	114.77	115.86

 Item 6. Selected Financial Data

The selected financial data presented below is summarized from the Company's results of consolidated operations for each of the five years in the period ended December 31, 2016, as well as selected consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013, and 2012.

(Dollar and Share Amounts in Thousands, Except for Per Share Information and Other Information)

Consolidated Statement of Operations Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net sales	$341,159	$324,705	$366,367	$369,826	$360,826
Cost of sales	(90,937)	(85,345)	(91,584)	(92,344)	(91,369)
Gross profit	250,222	239,360	274,783	277,482	269,457

Operating expenses:
Volume incentives	119,910	117,786	135,808	135,516	130,875
Selling, general and administrative	120,273	107,702	119,927	118,383	104,716
Operating income	10,039	13,872	19,048	23,583	33,866
Other income (loss), net	(773)	(592)	(34)	1,993	1,573
Income before income taxes	9,266	13,280	19,014	25,576	35,439
Provision (benefit) for income taxes	8,591	1,740	(743)	7,923	10,531
Net income from continuing operations	675	11,540	19,757	17,653	24,908
Income (loss) from discontinued operations	—	2,116	(9,957)	(44)	472
Net income	675	13,656	9,800	17,609	25,380
Loss attributable to noncontrolling interests	(1,464)	(1,031)	(219)	—	—
Net income attributable to common shareholders	$2,139	$14,687	$10,019	$17,609	$25,380

Consolidated Balance Sheet Data

	December 31,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$32,284	$41,420	$58,699	$77,247	$79,241
Working capital	37,086	48,382	63,340	80,025	83,943
Inventories	47,597	38,495	40,438	41,910	43,280
Property, plant and equipment, net	73,272	68,728	51,343	32,022	27,950
Total assets	205,570	200,520	196,799	199,612	193,919
Long-term liabilities	10,137	11,119	9,933	25,784	16,893
Total shareholders’ equity	132,398	136,265	128,957	105,259	115,636

Summary Cash Flow Information

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating activities	$3,417	$10,162	$14,182	$29,378	$26,651
Investing activities	(11,532)	(18,592)	(26,674)	(8,564)	(2,989)
Financing activities	(286)	(7,578)	(5,076)	(21,331)	(3,133)

Common Share Summary

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cash dividends per share (1)	$0.40	$0.40	$1.90	$1.90	$0.15
Basic and diluted earnings per share
Basic weighted average number of shares	18,731	18,656	17,108	15,997	15,648
Diluted weighted average number of shares	19,056	19,177	17,641	16,390	15,987
Basic earnings per share attributable to common shareholders:
Net income from continuing operations	$0.11	$0.67	$1.15	$1.10	$1.59
Income (loss) from discontinued operations	$—	$0.11	$(0.57)	$—	$0.03
Net income attributable to common shareholders	$0.11	$0.79	$0.58	$1.10	$1.62
Diluted earnings per share attributable to common shareholders:
Net income from continuing operations	$0.11	$0.66	$1.12	$1.08	$1.56
Income (loss) from discontinued operations	$—	$0.11	$(0.56)	$(0.01)	$0.03
Net income attributable to common shareholders	$0.11	$0.77	$0.56	$1.07	$1.59
________________________________________________________________________
(1) — 2014 and 2013 include a special cash dividend of $1.50 per share paid on September 19, 2014 and August 29, 2013, respectively.

Other Information

	December 31,
	2016	2015	2014	2013	2012
Square footage of property in use	689,945	703,696	754,548	771,439	768,513
Number of employees	972	901	964	1,010	995

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

OVERVIEW

The Company's Business, Industry and Target Market

The Company is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent distributors that uses the products themselves or resells them to consumers.

The Company has four business segments that are divided based on the different characteristics of their Distributor bases, selling and Distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations. Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and China and New Markets). The Company’s China and New Markets segment anticipates deploying a multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through direct selling, e-commerce and retail channels across China. The time to market will be dependent upon regulatory processes including product registration and permit approvals. The China and New Markets segment also includes the Company’s wholesale business, in which the Company sells its products to various locally-managed entities independent of the Company that the Company has granted distribution rights for the relevant market. All of the net sales to date in the China and New Markets segment is through the Company’s wholesale business to foreign markets, and beginning in the second quarter of 2016, pre-opening product sales through Hong Kong. The fourth business segment operates under the Synergy® WorldWide brand.

The Company markets its products in Australia, Austria, Belarus, Canada, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, Poland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom, and the United States. The Company markets its products through a wholesale model to Australia, Chile, Israel, New Zealand, Norway, Peru, Spain and the United Kingdom.

In 2016, the Company experienced an increase in its consolidated net sales of 5.1 percent (or 5.8 percent in local currencies) compared to 2015. NSP Russia, Central and Eastern Europe net sales decreased approximately 5.2 percent compared to 2015. Synergy WorldWide net sales increased approximately 9.4 percent compared to 2015 (or 9.7 percent in local currencies). NSP Americas net sales decreased approximately 1.8 percent compared to 2015 (or 0.7 percent in local currencies). China and New Markets net sales increased approximately 256.0 percent compared to 2015.

In 2016, the Company began making pre-opening product sales through Hong Kong while awaiting its direct selling license in China. Due to the delay in receiving a direct selling license in China, sales were lower than expected for the year ended December 31, 2016. The Company is unable to determine whether or when it will receive a direct selling license in China.

In absolute terms, selling, general and administrative expenses increased $12.6 million during 2016, and increased as a percentage of net sales to 35.3 percent from 33.2 percent in 2015. The percentage increase was primarily the result of independent service fees in China, building the Company's China infrastructure and the reduction in internally capitalized costs related to Oracle.

The Company distributes its products to consumers through an independent sales force comprised of independent Managers and Distributors, some of whom also consume its products. Typically a person who joins the Company’s independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 12,900 and 12,700 and active independent Distributors and customers were approximately 243,600 and 264,400 at December 31, 2016 and 2015, respectively.

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

Revenue Recognition

Net sales and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed. The amount of the volume incentive is determined based upon the amount of qualifying purchases in a given month. Amounts received for undelivered merchandise are recorded as deferred revenue.

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

A reserve for product returns is recorded based upon historical experience. The Company allows independent Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of the Company’s markets, the requirements to return product are more restrictive. Sales returns for the years 2016, 2015 and 2014, were $1.4 million, $1.2 million, and $1.5 million, respectively.

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

Inventories

Inventories are stated at the lower-of-cost-or-market, using the first-in, first-out method. The components of inventory cost include raw materials, labor and overhead. To estimate any necessary obsolescence or lower-of-cost-or-market adjustments, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning and market conditions. The Company built its inventories for China in anticipation of receiving its direct selling license, which it has not received yet. As a result of the delay and heightened uncertainty regarding receiving a direct selling license in China, the Company recorded a $1.7 million write-down of inventory that is expected to expire.

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

The Company has made a significant investment in its information systems of approximately $46.8 million as of December 31, 2016. The Company intends on implementing the new system during 2017, and will amortize the asset over 10 years. The company will also reduce its capitalization of internal development costs which were $2.1 million, $4.7 million and $5.1 million during 2016, 2015 and 2014, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It may use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. During the year ended December 31, 2016, the Company reclassified one of its properties in Utah as held-for-sale and recorded an impairment on the asset of $0.2 million. Due to the continual currency devaluation of the Venezuelan bolivar, as of September 30, 2014, the Company incurred a $2.9 million impairment charge to write down the value of its fixed assets in Venezuela to $0, which is included in the results from discontinued operations. During the year ended December 31, 2015, the Company received $1.3 million in net proceeds from the sales of its fixed assets in Venezuela, which is included in the results from discontinued operations.

Incentive Trip Accrual

The Company accrues for expenses associated with its direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including Company conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. It specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. The Company accrued incentive trip costs of approximately $5.1 million and $4.8 million at December 31, 2016 and 2015, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Contingencies

The Company is involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated, the Company records its best estimate within a range related to the contingency. If there is no best estimate, the Company records the minimum of the range. As additional information becomes available, the Company assesses the liability related to the contingency and revises the estimates. Revision in estimates of the liabilities could materially affect the Company's results of operations in the period of adjustment. The Company's contingencies are discussed in further detail in Note 14, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements, in Item 8, Part 2 of this report.

Income Taxes

The Company’s income tax expense, deferred tax assets and liabilities, and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the Company’s consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by the Company when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2016 and 2015, the Company had recorded valuation allowances of $11.3 million and $6.6 million, respectively, as offsets to its deferred tax assets.

At December 31, 2016, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $7.1 million. The net operating losses will expire at various dates from 2017 through 2026, with the exception of those in some foreign jurisdictions where there is no expiration. At December 31, 2016, the Company had approximately $13.2 million of foreign tax and withholding credits, most of which expire in 2024.

Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

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

PRESENTATION

Net sales represents net sales including shipping and handling revenues offset by volume rebates given to independent Managers, Distributors and customers. Volume rebates as a percentage of retail sales may vary by country, depending upon regulatory restrictions that limit or otherwise restrict rebates. The Company also offers reduced volume rebates with respect to certain products and promotions worldwide.

The Company's gross profit consists of net sales less cost of sales, which represents its manufacturing costs, the price it pays to its raw material suppliers and manufacturers of its products, and duties and tariffs, as well as shipping and handling costs related to product shipments and distribution to its independent Managers, Distributors and customers.

Volume incentives are a significant part of the Company's direct sales marketing program, and represent commission payments made to its independent Managers and Distributors. These payments are designed to provide incentives for reaching higher sales levels through their own sales and the sales of other independent distributors in their sales organization.  Volume incentives vary slightly, on a percentage basis, by product due to the Company's pricing policies and commission plans in place in its various operations.

Selling, general and administrative expenses represent the Company's operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, Distributor marketing, occupancy costs, communication costs, bank fees, independent service fees in China, depreciation and amortization, and other miscellaneous operating expenses.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's consolidated net income from continuing operations results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	(26.7)	(26.3)	(25.0)
Gross profit	73.3	73.7	75.0

Operating expenses:
Volume incentives	35.1	36.3	37.1
Selling, general and administrative	35.3	33.2	32.7

Operating income	2.9	4.3	5.2

Other income (expense):
Interest and other income, net	0.2	0.5	—
Interest expense	—	—	(0.1)
Foreign exchange gains, net	(0.4)	(0.6)	0.1
	(0.2)	(0.2)	—

Income before provision for income taxes	2.7	4.1	5.2
Provision (benefit) for income taxes	2.5	0.5	(0.2)

Net income from continuing operations	0.2%	3.6%	5.4%

Net Sales

The Company’s international operations have provided, and are expected to continue to provide, a significant portion of its total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how its underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, it presents net sales excluding the impact of foreign exchange fluctuations, which compares the percentage change in net sales from one period to another period by excluding the effects of foreign currency exchange as shown below. Net sales excluding the impact of foreign exchange fluctuations is not a U.S. GAAP financial measure and removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of its foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. The Company believes presenting the impact of foreign currency fluctuations is useful to investors because it allows a more meaningful comparison of net sales of its foreign operations from period to period. However, net sales excluding the impact of foreign currency fluctuations should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Year Ended December 31, 2016, as Compared to the Year Ended December 31, 2015

Net Sales

The following table summarizes the changes in the Company's net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations, for the fiscal years ended December 31, 2016 and 2015 (dollar amounts in thousands).

	Net Sales by Operating Segment
	2016	2015	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$148,048	$147,017	0.7%	$(404)	1.0%
NSP Latin America	27,874	32,134	(13.3)%	(1,550)	(8.4)%
	175,922	179,151	(1.8)%	(1,954)	(0.7)%

NSP Russia, Central and Eastern Europe	$25,971	$27,408	(5.2)%	$(163)	(4.6)%

Synergy WorldWide:
Synergy Asia Pacific	89,694	76,479	17.3%	(229)	17.6%
Synergy Europe	24,328	25,829	(5.8)%	(68)	(5.5)%
Synergy North America	10,771	11,773	(8.5)%	—	(8.5)%
	124,793	114,081	9.4%	(297)	9.7%

China and New Markets	$14,473	$4,065	256.0%	$—	256.0%

	$341,159	$324,705	5.1%	$(2,414)	5.8%

Consolidated net sales for the year ended December 31, 2016, was $341.2 million compared to $324.7 million in 2015, or an increase of approximately 5.1 percent. The increase was primarily related to the pre-opening product sales through Hong Kong, continued growth in Synergy Korea and Japan, and moderate growth in the Company's NSP US market. Growth in these markets was offset by declines in the Synergy Europe and North American markets, as well as declines in the NSP Latin America and NSP Russia, Central and Eastern Europe markets for the year ended December 31, 2016. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, the Company's consolidated net sales for the year ended December 31, 2016 would have increased by 5.8 percent, from 2015.

NSP Americas

Net sales related to NSP Americas for the year ended December 31, 2016, was $175.9 million compared to $179.2 million for 2015, a decrease of 1.8 percent. In local currency, net sales decreased by 0.7 percent compared to 2015. Fluctuations in foreign exchange rates had a $2.0 million unfavorable impact on net sales for the year ended December 31, 2016. Active independent Managers within NSP Americas totaled approximately 6,400 and 6,500 at December 31, 2016 and 2015, respectively. Active independent Distributors and customers within NSP Americas totaled approximately 121,200 and 131,600 at December 31, 2016 and 2015, respectively. The number of independent Managers, Distributors and customers decreased primarily due to the enrollment of fewer independent distributors in the Company's Latin American markets. Independent Managers were down 1.5 percent, and active independent Distributors and customers were down 7.9 percent, compared to the prior year. The active independent Managers category includes independent Managers under the Company's various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active independent Distributors and customers category includes the Company's independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales increased approximately $1.5 million, or 1.1 percent, for the year ended December 31, 2016, compared to 2015, with growth for ten consecutive quarters in part due to the implementation of new sales programs. More specifically, it has experienced increased adoption of retail sales tools and the IN.FORM business model, which is a group-focused weight management program incorporating a habit of healthy eating, daily activity and consumption of the Company's products.

In Canada, net sales decreased approximately $0.5 million, or 4.3 percent, for the year ended December 31, 2016, compared to 2015. In local currency, net sales decreased 0.7 percent compared to 2015. The decrease is in part attributable to fewer independent distributors than expected in attendance at the Company's Canadian convention, which historically provides the majority of sales momentum for the fourth quarter.

In Latin America, net sales decreased approximately $4.3 million, or 13.3 percent, for the year ended December 31, 2016, compared to 2015. In local currency, net sales decreased 8.4 percent compared to 2015. Currency devaluation had a $1.6 million unfavorable impact on net sales for the year ended December 31, 2016. In NSP Latin America, the Company faced continued headwinds due to changing regulations for product registration. To address this, the Company is taking steps to transition its markets to adopt the IN.FORM business model, and at the same time, ensuring that its resources are aligned with this initiative.

NSP Russia, Central and Eastern Europe

Net sales related to NSP Russia, Central and Eastern Europe markets was $26.0 million for the year ended December 31, 2016, compared to $27.4 million for 2015, a decrease of 5.2 percent. Active independent Managers within NSP Russia, Central and Eastern Europe remained constant at 2,800 and 2,800 as of December 31, 2016 and 2015, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 66,700 and 72,000 as of December 31, 2016 and 2015, respectively. Net sales and the number of Distributors and customers decreased primarily as a result of the current political uncertainty in Ukraine and across the region, and the decline in the value of the Ukrainian hryvnia and Russian ruble against the U.S. dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within the Company's financial statements, the Company's products in Ukraine and Russia are priced in local currencies pegged to current U.S. dollar exchange rates and, therefore, become more expensive when the local currency declines in value. The Company remains strongly supportive of and engaged with its independent distributors in the region, and is supporting their activity with additional promotions and training. However, the Company expects that sales in its NSP Russia, Central and Eastern Europe segment will continue to be significantly affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation. The Company continues to evaluate various options to keep the distributor base engaged, including expansion of the Company's business into additional countries in Central and Eastern Europe. The Company believes that its partnership with its local partner provides a solid foundation to reignite growth once the political and economic conditions stabilize.

Synergy WorldWide

Synergy WorldWide reported net sales for the year ended December 31, 2016, of $124.8 million, compared to $114.1 million for 2015, an increase of 9.4 percent. Fluctuations in foreign exchange rates had a $0.3 million unfavorable impact on net sales for the year ended December 31, 2016. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have increased by 9.7 percent from 2015.  Active independent Managers within Synergy WorldWide totaled approximately 3,700 and 3,400 at December 31, 2016 and 2015, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 53,600 and 60,800 at December 31, 2016 and 2015, respectively.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales increased approximately $9.2 million, or 18.9 percent, for the year ended December 31, 2016, compared to 2015. In local currency, net sales increased 21.9 percent compared to 2015. The increase net sales was primarily due to launching new distributor acquisition programs, including a new home health party program and improvements in the rank advancement and recognition programs.

In Europe, net sales decreased approximately $1.5 million, or 5.8 percent, for the year ended December 31, 2016, compared to 2015. Fluctuations in foreign exchange rates, had minimal impact on net sales for the year ended December 31, 2016. In local currency, net sales decreased 5.5 percent for the year ended December 31, 2016, compared to 2015. Net sales in Europe during the year ended December 31, 2016, was negatively impacted by residual sales in the prior year tied to the launch of the Company's weight management product plan that did not recur this year. Notwithstanding the year-over-year decline, the fourth quarter represents the second quarter of year-over-year sales growth in local currency after four quarters of decline.

In Japan, net sales increased approximately $2.7 million, or 22.3 percent, for the year ended December 31, 2016, compared to 2015.  Fluctuations in foreign exchange rates had $1.6 million favorable impact on net sales for the year ended December 31, 2016. In local currency, net sales increased 9.6 percent for the year ended December 31, 2016, compared to 2015. The Company continues to see the growth of new products and implemented programs to stimulate activity, including the adoption of Korea's distributor recognition program, which had a positive impact on sales volume in this market in the year ended December 31, 2016.

In North America, net sales decreased approximately $1.0 million, or 8.5 percent, for the year ended December 31, 2016, compared to 2015. The decline in net sales was primarily driven by the enrollment of fewer new Distributors and attraction of fewer new customers. Growth initiatives have been developed and implemented to more effectively attract new Distributors and provide improved training and motivation.

China and New Markets

China and New Markets had net sales from wholesale activities and pre-opening product sales through Hong Kong for the year ended December 31, 2016, of $14.5 million, compared to $4.1 million for 2015, an increase of 256.0 percent. The net sales increase is the result of $10.4 million in pre-opening product sales through Hong Kong, which began in 2016. All sales prior to 2016 resulted from the segment's wholesale activities. The Company awaits the receipt of its direct selling license in China. However, the Company is unable to determine whether or when it will receive a direct-selling license.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and China and New Markets business segments is set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Sales

Cost of sales as a percent of net sales increased to 26.7 percent in 2016, compared to 26.3 percent in 2015. The increases in the cost of sales percentages are primarily due to the additional $1.7 million of inventory write-downs recorded for products in China that came as a result of lower than expected sales as the Company awaits the receipt of its direct-selling license. The Company is unable to determine whether or when it will receive a direct-selling license.

Volume Incentives

Volume incentives as a percent of net sales decreased to 35.1 percent in 2016, compared to 36.3 percent in 2015. The decrease in volume incentives as a percent of net sales for the period is primarily due to changes in segment market mix such as the sales growth in China and New Markets related to pre-opening product sales through Hong Kong, for which no volume incentives are paid. Rather, China and New Markets pay independent service fees which are included in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $12.6 million to $120.3 million for the year ended December 31, 2016. Selling, general and administrative expenses were 35.3 percent of net sales for the year ended December 31, 2016, compared to 33.2 percent for 2015.

The increase in selling, general and administrative expenses during 2016, compared to 2015, were primarily related to:

•	$4.3 million of independent service fees, respectively, related to the Company's pre-opening product sales through Hong Kong;

•	$3.5 million of increased investment in China as the Company built its infrastructure;

•	$2.6 million of increased non-capitalizable internal labor costs related to the Oracle ERP implementation project; and

•	$2.1 million of increased employee health and other benefits.

Offset by:

•	A reduction of $3.3 million related to restructuring charges for the year ended December 31, 2015, that did not reoccur during the year ended December 31, 2016.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2016, decreased $0.2 million compared to 2015. The change in other income (expense) was primarily due to changes in foreign exchange gains and losses.

Income Taxes

Our effective income tax rate was 92.7 percent for 2016, compared to 13.1 percent for 2015. The effective rate for 2016 differed from the federal statutory rate of 35.0 percent primarily due to the following:

(i)
Adjustments to valuation allowances increased the effective rate by 77.6 percent in 2016. Included was the effect of an increase in valuation allowances on U.S. foreign tax credits, in addition to the impact of current year foreign losses that will not provide tax benefit.

(ii)
Cumulative unfavorable adjustments related to foreign operations increased the tax rate by 26.8 percent in 2016. These adjustments relate to foreign items that are treated differently for tax purposes than they are for financial reporting purposes.

(iii)
Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 53.4 percent in 2016. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits, and foreign rate differentials.

Adjustments relating to the U.S. impact of foreign operations decreased the effective tax rate by 53.4 percentage points in 2016, and decreased the effective tax rate by 2.8 percentage points in 2015. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2016	2015
Dividends received from foreign subsidiaries	65.9%	5.4%
Foreign tax credits	(91.8)	(1.1)
Foreign tax rate differentials	(27.1)	(1.2)
Unremitted earnings	0.2	(0.3)
Other	(0.6)	—
Total	(53.4)%	2.8%

From 2015 to 2016, the changes in components of the U.S. tax impact of foreign operations were significant. The primary reason the dividends received from foreign subsidiaries and the foreign tax credits changed by such a large amount was due to an increase in repatriation of foreign earnings to the U.S. from 2015 to 2016.

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

Year Ended December 31, 2015, as Compared to the Year Ended December 31, 2014

Net Sales

The following table summarizes the changes in the Company's net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the fiscal years ended December 31, 2015 and 2014 (dollars in thousands).

	Net Sales by Operating Segment
	2015	2014	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$147,017	$145,650	0.9%	$(1,753)	2.1%
NSP Latin America	32,134	36,745	(12.5)%	(3,292)	(3.6)%
	179,151	182,395	(1.8)%	(5,045)	1.0%

NSP Russia, Central and Eastern Europe	$27,408	$50,274	(45.5)%	$(463)	(44.6)%

Synergy WorldWide:
Synergy Asia Pacific	$76,479	$81,199	(5.8)%	$(6,592)	2.3%
Synergy Europe	25,829	31,732	(18.6)%	(5,091)	(2.6)%
Synergy North America	11,773	15,170	(22.4)%	—	(22.4)%
	114,081	128,101	(10.9)%	(11,683)	(1.8)%

China and New Markets	$4,065	$5,597	(27.4)%	$—	(27.4)%

	$324,705	$366,367	(11.4)%	$(17,191)	(6.7)%

Consolidated net sales for the year ended December 31, 2015, was $324.7 million compared to $366.4 million in 2014, or a decrease of approximately 11.4 percent. The decline was primarily related to a $22.9 million decline in net sales in the Company's NSP Russia, Central and Eastern Europe segment for the year ended December 31, 2015, as well as a $16.7 million unfavorable impact in foreign currency exchange rate fluctuations in its other foreign markets during the same period. Excluding the unfavorable impact of foreign currency exchange rate fluctuations in its other foreign markets, the Company's consolidated net sales would have decreased by 6.7 percent from 2014 for the year ended December 31, 2015.

NSP Americas

Net sales related to NSP Americas for the year ended December 31, 2015, was $179.2 million compared to $182.4 million for 2014, a decrease of 1.8 percent. In local currency, net sales increased by 1.0 percent compared to 2014. Fluctuations in foreign exchange rates had a $5.0 million unfavorable impact on net sales for the year ended December 31, 2015. Active independent Managers within NSP Americas totaled approximately 6,500 and 6,600 at December 31, 2015 and 2014, respectively. Active independent Distributors and customers within NSP Americas totaled approximately 131,600 and 135,900 at December 31, 2015 and 2014, respectively. The number of independent Managers, Distributors and customers decreased primarily due to fewer new independent distributors enrolling in the Company's Latin American markets. Independent Managers were down 1.5 percent, and active independent Distributors and customers were down 3.5 percent, compared to the prior year. Despite the decline in active Distributors and customers year-over-year, net sales growth in local currency came as a result of higher productivity within the Company's existing base of independent Distributors and Managers. The active independent Managers category includes independent Managers under the Company's various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active independent Distributors and customers category includes the Company's independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales increased approximately $2.7 million, or 2.1 percent, for the year ended December 31, 2015, compared to 2014, with growth for six consecutive quarters as it continued to see its new sales programs gain traction. This market experienced increased adoption of both the IN.FORM business model, which is focused on weight management and a daily habit of health, and retail sales tools in 2015. In addition, the Company launched two new patent pending products and re-launched an updated essential oils line in 2015.

In Canada, net sales decreased approximately $1.4 million, or 10.8 percent, for the year ended December 31, 2015, compared to 2014. In local currency, net sales increased 3.1 percent compared to 2014. Increased momentum in this market in 2015 was a product of the increased adoption of the IN.FORM business model and the introduction of seven new products.

In Latin America, net sales decreased approximately $4.6 million, or 12.5 percent, for the year ended December 31, 2015, compared to 2014. In local currency, net sales decreased 3.6 percent compared to 2014. Currency devaluation had a $3.3 million unfavorable impact on net sales for the year ended December 31, 2015. In NSP Latin America, the Company faced continued headwinds in 2015 due to changing regulations for product registration. To address this, the Company took steps to transition its markets to adopt the IN.FORM business model, and at the same time, ensuring that its resources are aligned with this initiative.

NSP Russia, Central and Eastern Europe

Net sales related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, and Belarus) for the year ended December 31, 2015 was $27.4 million, compared to $50.3 million for 2014, a decrease of 45.5 percent. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 2,800 and 3,700 at December 31, 2015 and 2014, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 72,000 and 97,900 at December 31, 2015 and 2014, respectively. Net sales and the number of independent Managers, Distributors and customers decreased primarily as a result of the current political uncertainty in Ukraine and across the region, and the market decline in the market value of the Ukrainian hryvnia and Russian ruble against the U.S. dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within the Company's financial statements, its products in Ukraine and Russia are priced local currencies pegged to current U.S. dollar exchange rates and therefore become more expensive when the local currency declines in value.

Synergy WorldWide

Synergy WorldWide reported net sales for the year ended December 31, 2015, of $114.1 million, compared to $128.1 million for 2014, a decrease of 10.9 percent. Fluctuations in foreign exchange rates had a $11.7 million unfavorable impact on net sales for the year ended December 31, 2015. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have decreased by 1.8 percent from 2014.  Active independent Managers within Synergy WorldWide totaled approximately 3,400 and 3,100 at December 31, 2015 and 2014, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 60,800 and 58,800 at December 31, 2015 and 2014, respectively.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales decreased approximately $5.8 million, or 10.7 percent, for the year ended December 31, 2015, compared to 2014. This decline was partially related to the adverse impact of fluctuations in foreign exchange rates, which had a $3.5 million unfavorable impact on net sales for the year ended December 31, 2015. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales decreased 4.2 percent for the year ended December 31, 2015. Despite the decline in local currency sales year-over-year, local currency sales for the fourth quarter of 2015 increased year-over-year by 13.0 percent. The decline in local currency net sales was primarily due to stricter enforcement of internet advertising restrictions on sites that were used successfully to promote net sales growth in 2014. To address this, the market launched new distributor acquisition programs in 2015, including a new home health party program to provide the market’s distributors, affected by these internet advertising restrictions, additional tools to grow their businesses.

In Europe, net sales decreased approximately $5.9 million, or 18.6 percent, for the year ended December 31, 2015, compared to 2014. Fluctuations in foreign exchange rates, had a $5.1 million unfavorable impact on net sales for year ended December 31, 2015. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales decreased 2.6 percent for the year ended December 31, 2015, compared to 2014. The decline in local currencies sales for the year ended December 31, 2015 is primarily due to strong sales from the launch and promotion of the Company's SLMsmart weight management product line in the fourth quarter of 2014. Despite the decline in local currency net sales year-over-year, local currency sales for the fourth quarter of 2015 did increase over the third quarter of 2015 by 6.4 percent.

In Japan, net sales increased approximately $0.7 million, or 6.5 percent, for the year ended December 31, 2015, compared to 2014.  Fluctuations in foreign exchange rates had $1.8 million unfavorable impact on net sales for the year ended December 31, 2015. In local currency, net sales increased 22.1 percent for the year ended December 31, 2015, compared to 2014.

In North America, net sales decreased approximately $3.4 million, or 22.4 percent, for the year ended December 31, 2015, compared to 2014. The decline in sales is primarily driven by the enrollment of fewer new independent distributors.

China and New Markets

China and New Markets reported wholesale related net sales for the year ended December 31, 2015, of $4.1 million, compared to $5.6 million for 2014, a decrease of 27.4 percent. The changes in net sales is primarily related to the conversion of NSP Peru and United Kingdom to wholesale markets, effective December 30, 2014, and April 1, 2014, respectively.

Cost of Sales

Cost of sales as a percent of net sales increased to 26.3 percent in 2015, compared to 25.0 percent in 2014. The increase in the cost of sales percentages was primarily due to the strengthening of the U.S. dollar against the local currencies in many of the Company’s foreign markets and the manufacture of most the Company's products in the U.S., which has made its products more expensive in those markets.

Volume Incentives

Volume incentives as a percent of net sales decreased to 36.3 percent in 2015, compared to 37.1 percent in 2014. The decrease was primarily due to market mix changes from declines in the Company’s NSP Russia, Central and Eastern Europe market, which pay higher sales commission rates than its global commission rate average.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $12.2 million to $107.7 million for the year ended December 31, 2015. Selling, general and administrative expenses were 33.2 percent of net sales for the year ended December 31, 2015, compared to 32.7 percent for 2014. The percentage increase was primarily the result of the decrease in net sales from the Company’s NSP Russia, Central & Eastern Europe and the impact of foreign currency devaluation versus the U.S. dollar in certain of its other markets.

The decrease in selling, general and administrative expenses during 2015, compared to 2014, were primarily related to:

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

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2015, decreased $0.6 million compared to 2014. The decrease in other income (expense) was primarily due to an increase in foreign exchange losses of $1.9 million offset by other income of $1.4 million primarily due to a gain on the sale of a warehouse in the Mexico market in 2015.

Income Taxes

Our effective income tax rate was 13.1 percent for 2015, compared to (3.9) percent for 2014. The effective rate for 2015 differed from the federal statutory rate of 35.0 percent primarily due to the following:

(i)
Adjustments to valuation allowances decreased the effective rate by 24.5 percent in 2015. Included was the effect of a decrease in of valuation allowances on U.S. foreign tax credits, offset partially by the impact of current year losses that will not provide tax benefit. The adjustment related to valuation allowances causing the 24.5 percent rate impact does not match the $6.6M change in valuation allowances on the balance sheet because there are elements of the balance sheet change that do not belong in the rate reconciliation, such as the removal of valuation allowances on expired foreign net operating loss carryforwards and currency translation adjustments.

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

SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables present the Company’s unaudited summary of quarterly operations during 2016 and 2015 for each of three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$82,402	$89,366	$85,441	$83,950
Cost of sales	(22,020)	(23,078)	(21,512)	(24,327)
Gross profit	60,382	66,288	63,929	59,623

Volume incentives	29,877	30,791	29,684	29,558
Selling, general and administrative	28,385	31,249	29,187	31,452
Operating income (loss)	2,120	4,248	5,058	(1,387)
Other income (expense)	1,559	(622)	20	(1,730)
Income (loss) from continuing operations before income taxes	3,679	3,626	5,078	(3,117)
Provision for income taxes	1,890	1,260	1,136	4,305
Net income (loss)	1,789	2,366	3,942	(7,422)
Net loss attributable to noncontrolling interests	(280)	(202)	(213)	(769)
Net income (loss) attributable to common shareholders	$2,069	$2,568	$4,155	$(6,653)

Basic and diluted net income per common share

Basic earnings (loss) per share attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.11	$0.14	$0.22	$(0.35)

Diluted earnings (loss) per share attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.11	$0.14	$0.22	$(0.35)

Dividends declared per common share	$0.10	$0.10	$0.10	$0.10

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$83,878	$81,247	$79,586	$79,994
Cost of sales	(21,881)	(21,068)	(20,643)	(21,753)
Gross profit	61,997	60,179	58,943	58,241

Volume incentives	30,337	29,603	28,690	29,156
Selling, general and administrative	26,330	27,392	27,115	26,865
Operating income	5,330	3,184	3,138	2,220
Other income (expense)	(318)	(2)	(247)	(25)
Income from continuing operations before income taxes	5,012	3,182	2,891	2,195
Provision (benefit) for income taxes	809	787	1,284	(1,140)
Net income from continuing operations	4,203	2,395	1,607	3,335
Loss from discontinued operations	1,312	—	804	—
Net income	5,515	2,395	2,411	3,335
Net loss attributable to noncontrolling interests	(152)	(166)	(355)	(358)
Net income attributable to common shareholders	$5,667	$2,561	$2,766	$3,693

Basic and diluted net income per common share

Basic earnings per share attributable to common shareholders:
Net income from continuing operations	$0.23	$0.14	$0.10	$0.20
Income from discontinued operations	$0.07	$—	$0.04	$—
Net income attributable to common shareholders	$0.30	$0.14	$0.15	$0.20

Diluted earnings per share attributable to common shareholders:
Net income from continuing operations	$0.23	$0.13	$0.10	$0.19
Income from discontinued operations	$0.07	$—	$0.04	$—
Net income attributable to common shareholders	$0.30	$0.13	$0.14	$0.19

Dividends declared per common share	$0.10	$0.10	$0.10	$0.10

Basic and diluted income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets, funding of international expansion and payment of dividends. As of December 31, 2016, working capital was $37.1 million, compared to $48.4 million as of December 31, 2015.  At December 31, 2016, the Company had $32.3 million in cash and cash equivalents, of which $29.1 million was held in its foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation, and $1.8 million in unrestricted short-term investments, which were available to be used along with the Company's normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

The Company's net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Operating activities	$3,417	$10,162	$14,182
Investing activities	(11,532)	(18,592)	(26,674)
Financing activities	(286)	(7,578)	(5,076)

In November 2014, the Company ceased its operations in Venezuela due to the difficulties and uncertainties related to import controls, difficulties associated with repatriating cash and high inflation. The loss from discontinued operations did not have a material impact on the Company’s operating cash flows during 2014.

Operating Activities

For the year ended December 31, 2016, operating activities provided cash in the amount of $3.4 million compared to $10.2 million in 2015. Operating cash flows decreased due to the timing of payments and receipts for inventories and liability related to unrecognized tax positions; and the decrease in net income. Those decreases were partially offset by the timing of payments and receipts for prepaid expenses and other, other assets, accrued liabilities, and accrued volume incentives.

For the year ended December 31, 2015, the Company generated cash from operating activities of $10.2 million compared to $14.2 million in 2014. Operating cash flows decreased due to the timing of payments and receipts for inventories, accrued volume incentives, accrued liabilities, income tax payable and the liability related to unrecognized tax benefits, and was partially offset by the timing of payments and receipts for accounts receivable, prepaid expenses, accounts payable, and deferred revenue as well as the decrease in the Company's operating income.

Investing Activities

Cash paid for capital expenditures related to the purchase of equipment, computer systems and software for the years ended December 31, 2016, 2015, and 2014, were $11.0 million, $22.5 million, and $26.3 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by early 2017. See below for further discussion of the Company’s contractual obligations related to future capital expenditures.

During the years ended December 31, 2016, 2015, and 2014, used cash to purchase available-for-sale investments of $0, $3,000, and $0.7 million, respectively, and had cash proceeds of $5,000, $0.8 million, and $0.2 million for 2016, 2015, and 2014, respectively, from the sale of such investments.

Financing Activities

During the years ended December 31, 2016, 2015, and 2014, the Company used cash to pay dividends in an aggregate amount of $7.5 million, $7.5 million, and $35.2 million, respectively.

In December 2014, the Company completed share repurchases under its previously announced $10 million share repurchase program. In November 2014, the Board of Directors authorized a $20 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. The Company will fund future dividends and the share repurchase program through available cash on hand, future cash flows from operations and borrowings under its revolving credit facility, subject to Board discretion. During the year ended December 31, 2016, the Company repurchased 0 shares of its common stock under the share repurchase program for $6.6 million.  At December 31, 2016, the remaining balance available for repurchases under the program was $13.4 million.

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

The joint venture, known as Nature’s Sunshine Hong Kong Limited, expects to market and distribute Nature’s Sunshine-branded products in China.  The joint venture anticipates deploying a multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through direct selling, e-commerce and retail channels across China.  The time to market will be dependent upon regulatory processes including product registration, permit and license approvals. The Company is awaiting the receipt of a direct selling license, which it has not received yet, and is unable to determine whether or when it will receive a direct selling license in China.

As a result of the private placement transaction involving Fosun Pharma, owns approximately 15 percent of Nature’s Sunshine outstanding common shares with respect to which the Company has granted Fosun Pharma certain registration rights. In addition, Nature’s Sunshine appointed one director designated by Fosun Pharma to its board of directors.

During the year ended December 31, 2014, the Company used cash to make principal payments of $12.3 million on long-term debt. The Company held no long-term debt during the years ended December 31, 2016 and 2015.

The Company has a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that matures September 1, 2017.  The Company pays interest at LIBOR plus 1.25 percent on any borrowings on the agreement (2.13 percent and 1.50 percent as of December 31, 2016 and 2015, respectively). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The credit agreement was amended effective December 31, 2016, to modify certain financial covenants, eliminating the Company's rolling four quarter net income covenant and adding a covenant requiring the Company to maintain a minimum quarterly EBITDA, which is defined in the credit agreement. The Company retains capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. At December 31, 2016, and 2015, the outstanding balance under the revolving credit agreement was $9.9 million and $2.7 million, respectively.

The revolving credit agreement contains financial covenants, including financial covenants relating to current ratio, leverage, minimum EBITDA, and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and the merger, consolidation and the transfer of assets except in the ordinary course of business.  As of December 31, 2016, the Company was in compliance with these debt covenants.

The Company believes that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund its normal operating needs, including capital expenditures. However, among other things, a prolonged economic downturn, a decrease in demand for the Company's products, an unfavorable settlement of its unrecognized tax positions or non-income tax contingencies could adversely affect the Company's long-term liquidity.

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$35,622	$6,906	$8,693	$4,331	$15,692
Self-insurance reserves(1)	733	733	—	—	—
Other long-term liabilities reflected on the balance sheet(2)	—	—	—	—	—
Unrecognized tax benefits(3)	—	—	—	—	—
Revolving credit facility(4)	9,919	9,919	—	—	—
ERP capital commitments(5)	—	—	—	—	—
Other capital commitments(6)	1,308	1,308	—	—	—
Total	$47,582	$18,866	$8,693	$4,331	$15,692
_______________________________________

(1)
At December 31, 2016, there were $2.4 million of liabilities. The Company retains a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the Company’s consolidated balance sheet. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with the product liability obligations, the Company is unable to estimate the years in which cash settlement may occur.

(2)
At December 31, 2016, there were $1.4 million of liabilities. The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes). The deferrals become an obligation owed to the participant by the Company under the plan. Upon separation of the participant from the service of the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years. As the Company cannot easily determine when its officers and key employees will separate from the Company, the Company is unable to estimate the years in which cash settlement may occur.

(3)
At December 31, 2016, there were $6.8 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.

(4)
The Company entered into a revolving credit agreement with Wells Fargo Bank, National Association that permits the Company to borrow up to $25 million through September 1, 2017, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2016, the Company had $15.1 million available under this facility.

(5)
In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project by early 2017.

(6)	In 2016, the Company made commitments to purchase manufacturing equipment of $1.3 million in 2017.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2016, 2015, and 2014, the aggregate amounts of these payments were $0.1 million, $0.1 million, and $0.2 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements other than operating leases. It does not believe that these operating leases are material to its current or future financial position, results of operations, revenues or expenses, cash flows, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company conducts business in several countries and intends to grow its international operations. Net sales, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, the Company's operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where the Company has operations, as well as, to a lessor extent, changes in U.S. laws and regulations relating to international trade and investment.

Foreign Currency Risk

During the year ended December 31, 2016, approximately 56.6 percent of the Company's net sales and approximately 55.5 percent of its operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. It conducts business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, its operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition, but it has provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which it sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on its operating results. It does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in its management’s discussion and analysis included in Part II, Item 7 of this report.

The following table sets forth a composite sensitivity analysis of the Company’s net sales, costs and expenses and operating income in connection with the strengthening of the U.S. dollar (its reporting currency) by 10%, 15%, and 25% against every other fluctuating functional currency in which it conducts business. The Company notes that its individual net sales, cost and expense components and its operating income were equally sensitive to increases in the strength of the U.S. dollar against every other fluctuating currency in which it conducts business.

Exchange rate sensitivity for the year ended December 31, 2016 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales	$341,159	$(14,231)	(4.2)%	$(20,418)	(6.0)%	$(31,308)	(9.2)%

Cost and expenses
Cost of sales	90,937	(4,521)	(5.0)%	(6,487)	(7.1)%	(9,946)	(10.9)%
Volume incentives	119,910	(5,111)	(4.3)%	(7,333)	(6.1)%	(11,244)	(9.4)%
Selling, general and administrative	120,273	(4,161)	(3.5)%	(5,970)	(5.0)%	(9,153)	(7.6)%

Operating income	$10,039	$(438)	(4.4)%	$(628)	(6.3)%	$(965)	(9.6)%

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

Exchange Rate Sensitivity of Balance Sheet as of December 31, 2016 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$32,284	$(2,075)	(6.4)%	$(2,977)	(9.2)%	$(4,564)	(14.1)%
Accounts receivable, net	7,738	(167)	(2.2)%	(240)	(3.1)%	(368)	(4.8)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,305	(70)	(1.3)%	(101)	(1.9)%	(155)	(2.9)%

Net Financial Instruments Subject to Exchange Rate Risk	$34,717	$(2,172)	(6.3)%	$(3,116)	(9.0)%	$(4,777)	(13.8)%

The following table sets forth the local currencies other than the U.S. dollar in which the Company’s assets that are subject to exchange rate risk were denominated as of December 31, 2016, and exceeded $1 million upon translation into U.S. dollars. None of its liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. The Company uses the spot exchange rate for translating balance sheet items from local currencies into its reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of December 31, 2016 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar
Cash and Cash Equivalents
South Korea (Won)	$8,181	1,208.3
Japan (Yen)	2,816	116.7
Shanghai (Yuan)	1,420	7.0
Canada (Dollar)	1,115	1.4
Other	9,290	Varies
Total foreign dominated cash and cash equivalents	$22,822
U.S. dollars held by foreign subsidiaries	$6,271
Total cash and cash equivalents held by foreign subsidiaries	$29,093

During the year ended December 31, 2016, the Company repatriated $1.7 million of foreign cash through intercompany dividends.

Finally, the following table sets forth the annual weighted average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which annualized net sales would exceed $10.0 million during any of the three periods presented. The Company uses the annual average exchange rate for translating items from the statement of operations from local currencies into the Company’s reporting currency.

Year ended December 31,	2016	2015	2014
Canada (Dollar)	1.3	1.3	1.1
European Markets (Euro)	0.9	0.9	0.8
Japan (Yen)	108.4	121.0	105.6
South Korea (Won)	1,160.9	1,132.5	1,055.3
Mexico (Peso)	18.6	15.8	13.3

The local currency of the foreign subsidiaries is used as the functional currency, except for where the Company’s operations are served by a U.S. based subsidiary (for example, Russia and Ukraine). The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar, and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors.

Interest Rate Risk

The primary objectives of the Company's investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On December 31, 2016, the Company had investments of $1.8 million. A hypothetical 1.0 percent change in interest rates would not have had a material effect on the Company's liquidity, financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nature’s Sunshine Products, Inc. and subsidiaries as of December 31, 2016, and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 13, 2017

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

As of December 31,	2016	2015
Assets
Current assets:
Cash and cash equivalents	$32,284	$41,420
Accounts receivable, net of allowance for doubtful accounts of $205 and $190, respectively	7,738	7,700
Investments available for sale	1,776	1,772
Assets held for sale	521	—
Inventories	47,597	38,495
Deferred income tax assets	5,620	5,021
Prepaid expenses and other	4,585	7,110
Total current assets	100,121	101,518
Property, plant and equipment, net	73,272	68,728
Investment securities - trading	1,391	1,044
Intangible assets, net	976	559
Deferred income tax assets	15,970	17,339
Other assets	13,840	11,332
	$205,570	$200,520

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,305	$6,341
Accrued volume incentives and service fees	16,264	14,913
Accrued liabilities	24,400	23,726
Deferred revenue	3,672	4,160
Revolving credit facility	9,919	2,696
Income taxes payable	3,475	1,300
Total current liabilities	63,035	53,136
Liability related to unrecognized tax benefits	6,755	7,809
Deferred compensation payable	1,391	1,044
Other liabilities	1,991	2,266
Total liabilities	73,172	64,255

Commitments and Contingencies

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 18,757 and 18,588 shares issued and outstanding as of December 31, 2016, and 2015, respectively	129,654	126,670
Retained earnings	12,718	18,088
Noncontrolling interests	1,286	2,750
Accumulated other comprehensive loss	(11,260)	(11,243)
Total shareholders’ equity	132,398	136,265
	$205,570	$200,520

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)

Year Ended December 31,	2016	2015	2014
Net sales	$341,159	$324,705	$366,367
Cost of sales	(90,937)	(85,345)	(91,584)
Gross profit	250,222	239,360	274,783

Operating expenses:
Volume incentives	119,910	117,786	135,808
Selling, general and administrative	120,273	107,702	119,927
Operating income	10,039	13,872	19,048
Other income (expense):
Interest and other income (expense), net	591	1,486	(72)
Interest expense	(16)	(130)	(187)
Foreign exchange gains (losses), net	(1,348)	(1,948)	225
	(773)	(592)	(34)
Income from continuing operations before provision for income taxes	9,266	13,280	19,014
Provision (benefit) for income taxes	8,591	1,740	(743)
Net income from continuing operations	675	11,540	19,757
Income (loss) from discontinued operations	—	2,116	(9,957)
Net income	675	13,656	9,800
Net loss attributable to noncontrolling interests	(1,464)	(1,031)	(219)
Net income attributable to common shareholders	$2,139	$14,687	$10,019

Basic and diluted net income per common share

Basic earnings (loss) per share attributable to common shareholders:
Net income from continuing operations	$0.11	$0.67	$1.15
Income (loss) from discontinued operations	$—	$0.11	$(0.57)
Net income attributable to common shareholders	$0.11	$0.79	$0.58

Diluted earnings (loss) per share attributable to common shareholders:
Net income from continuing operations	$0.11	$0.66	$1.12
Income (loss) from discontinued operations	$—	$0.11	$(0.56)
Net income attributable to common shareholders	$0.11	$0.77	$0.56

Weighted average basic common shares outstanding	18,731	18,656	17,108
Weighted average diluted common shares outstanding	19,056	19,177	17,641

Dividends declared per common share	$0.40	$0.40	$1.90

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

Year Ended December 31,	2016	2015	2014
Net income	$675	$13,656	$9,800
Foreign currency translation gain (loss) (net of tax)	(16)	233	(1,406)
Net unrealized gains on investment securities (net of tax)	(1)	22	30
Reclassification of net realized gains on marketable securities in net income (net of tax)	—	(294)	—
Write-off of Venezuela cumulative translation adjustments	—	—	4,135
Total comprehensive income	658	13,617	12,559
Net loss attributable to noncontrolling interests	(1,464)	(1,031)	(219)
Total comprehensive income attributable to common shareholders	$2,122	$14,648	$12,778

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at January 1, 2014	16,179	$83,122	$36,100	$—	$(13,963)	$105,259
Share-based compensation expense	—	3,948	—	—	—	3,948
Net proceeds from the issuance of shares to noncontrolling interests	2,855	44,795	—	—	—	44,795
Tax benefit from exercise of stock options	—	307	—	—	—	307
Proceeds from the exercise of stock options	124	772	—	—	—	772
Repurchase of common stock	(496)	(7,455)	—	—	—	(7,455)
Cash dividends (1.90 per share)	—	—	(35,228)	—	—	(35,228)
Net income	—	—	10,019	(219)	—	9,800
Noncontrolling interests investment in Nature’s Sunshine Hong Kong Limited	—	—	—	4,000	—	4,000
Other comprehensive income	—	—	—	—	2,759	2,759
Balance at December 31, 2014	18,662	125,489	10,891	3,781	(11,204)	128,957
Share-based compensation expense	—	4,485	—	—	—	4,485
Tax deficiency from exercise of stock options	—	(520)	—	—	—	(520)
Proceeds from the exercise of stock options	427	3,861	—	—	—	3,861
Repurchase of common stock	(501)	(6,645)	—	—	—	(6,645)
Cash dividends (0.40 per share)	—	—	(7,490)	—	—	(7,490)
Net income	—	—	14,687	(1,031)	—	13,656
Other comprehensive loss	—	—	—	—	(39)	(39)
Balance at December 31, 2015	18,588	126,670	18,088	2,750	(11,243)	136,265
Share-based compensation expense	—	3,217	—	—	—	3,217
Tax deficiency from exercise of stock options	—	(233)	—	—	—	(233)
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	169	—	—	—	—	—
Cash dividends (0.40 per share)	—	—	(7,509)	—	—	(7,509)
Net income	—	—	2,139	(1,464)	—	675
Other comprehensive loss	—	—	—	—	(17)	(17)
Balance at December 31, 2016	18,757	$129,654	$12,718	$1,286	$(11,260)	$132,398

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

Year Ended December 31,	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$675	$13,656	$9,800
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of cumulative translation adjustments	—	—	4,135
Impairment of property, plant and equipment, net	221	—	2,947
Provision for doubtful accounts	305	21	(121)
Depreciation and amortization	4,808	4,525	4,409
Share-based compensation expense	3,217	4,485	3,948
Tax benefit from stock option exercise	—	—	(307)
(Gain) loss on sale of property and equipment	149	(2,703)	132
Deferred income taxes	766	(3,373)	(3,927)
Amortization of bond discount	—	—	3
Purchase of trading investment securities	(429)	(252)	(162)
Proceeds from sale of trading investment securities	147	239	151
Realized and unrealized gains on investments	(63)	(470)	(56)
Foreign exchange losses (gains)	1,348	1,948	(225)
Changes in assets and liabilities:
Accounts receivable	(343)	(1,091)	3,457
Inventories	(9,569)	933	748
Prepaid expenses and other	2,442	636	3,411
Other assets	(3,025)	(4,010)	(1,235)
Accounts payable	(935)	593	(359)
Accrued volume incentives and service fees	1,477	(1,427)	(1,905)
Accrued liabilities	1,519	(3,451)	(5,360)
Deferred revenue	(488)	(557)	544
Income taxes payable	1,924	(914)	25
Liability related to unrecognized tax positions	(1,076)	1,368	(5,804)
Deferred compensation payable	347	6	(67)
Net cash provided by operating activities	3,417	10,162	14,182
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,028)	(22,527)	(26,285)
Proceeds from sale of property, plant and equipment	—	3,128	85
Purchases of investments available for sale	—	(3)	(721)
Proceeds from sale/maturities of investments available for sale	5	810	247
Purchase of intangible assets	(509)	—	—
Net cash used in investing activities	(11,532)	(18,592)	(26,674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(7,509)	(7,490)	(35,228)
Net borrowings on revolving credit facility	7,223	2,696	—
Principal payments of long-term debt	—	—	(12,267)
Net proceeds from the issuance of shares to noncontrolling interests	—	—	44,795
Investment by noncontrolling interests	—	—	4,000
Proceeds from exercise of stock options	—	3,861	772
Tax benefit from stock option exercise	—	—	307
Repurchase of common stock	—	(6,645)	(7,455)
Net cash used in financing activities	(286)	(7,578)	(5,076)
Effect of exchange rates on cash and cash equivalents	(735)	(1,271)	(980)
Net decrease in cash and cash equivalents	(9,136)	(17,279)	(18,548)
Cash and cash equivalents at beginning of the year	41,420	58,699	77,247
Cash and cash equivalents at end of the year	$32,284	$41,420	$58,699

Year Ended December 31,	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,589	$9,782	$6,450
Cash paid for interest	254	56	171
Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$178	$1,081	$780

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent distributors that uses the products themselves or resells them to consumers

The Company markets its products in Australia, Austria, Belarus, Canada, China, Colombia, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Nicaragua, Norway, Panama, Poland, Russia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom and the United States. The Company also markets its products though a wholesale model to Australia, Brazil, Chile, Israel, New Zealand, Norway, Peru, Portugal, Spain and the United Kingdom.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. At December 31, 2016 and 2015, substantially all of the Company’s subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation. The Company consolidates the joint ventures in Hong Kong and China in its consolidated financial statements, with another party's interest presented as a noncontrolling interest. Additionally, the Company operates a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

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

The significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with its evaluation of impairment of long-lived assets, the determination of liabilities related to Manager and Distributor incentives, the determination of income tax assets and liabilities, certain other non-income tax and value-added tax contingencies, legal contingencies, and the valuation of investments. In addition, significant estimates form the basis for allowances with respect to inventory valuations and self-insurance liabilities associated with product liability and medical claims. Various assumptions and other factors enter into the determination of these significant estimates. The process of determining significant estimates takes into account historical experience and current and expected economic conditions.

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

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s independent Distributors, and receivables from independent Distributors in foreign markets.  Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future.  However, due to the geographic dispersion of credit card and Distributor receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2016 and 2015. Although receivables from independent Distributors can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable and the facility. Other than investments, which are carried at fair value, the carrying values of these financial instruments approximate their fair values due to their short-term nature. During the years ended December 31, 2016, and 2015, the Company did not have any write-offs related to the remeasurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

The Company has made a significant investment in its information systems of approximately $46.8 million as of December 31, 2016. The Company intends on implementing the new system during 2017, and will amortize the asset over 10 years.

Intangible Assets

Intangible assets consist of purchased product formulations and product registrations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 9 to 15 years. Intangible assets, net of accumulated amortization, totaled $1.0 million and $0.6 million, at December 31, 2016, and 2015, respectively.

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

Incentive Trip Accrual

The Company accrues for expenses associated with its direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including Company conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. The Company has accrued convention and meeting costs of $5.1 million and $4.8 million at December 31, 2016, and 2015, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Foreign Currency Translation

The local currency of the foreign subsidiaries is used as the functional currency, except for the Company’s operations are served by a U.S. based subsidiary (for example, Russia and Ukraine). The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors. The Company did not operate in any highly inflationary countries during the year ended December 31, 2016.

Revenue Recognition

Net sales and related volume incentive expenses are recorded when persuasive evidence of an arrangement exists, collectability is reasonably assured, the amount is fixed and determinable, and title and risk of loss have passed. The amount of the volume incentive is determined based upon the amount of qualifying purchases in a given month. Amounts received for undelivered merchandise are recorded as deferred revenue.

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

A reserve for product returns is recorded based upon historical experience. The Company allows independent Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of the Company’s markets, the requirements to return product are more restrictive. Sales returns for the years 2016, 2015 and 2014, were $1.4 million, $1.2 million, and $1.5 million, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales. Shipping and handling revenues of approximately $9.2 million, $9.2 million, and $9.8 million were reported as net sales for the years ended December 31, 2016, 2015, and 2014, respectively.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales).

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2016, 2015, and 2014 totaled approximately $1.9 million, $2.2 million and $2.3 million, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $3.2 million, $2.8 million, and $2.5 million in 2016, 2015, and 2014, respectively.

Contingencies

The Company is involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated, the Company records its best estimate within a range related to the contingency. If there is no best estimate, the Company records the minimum of the range. As additional information becomes available, the Company assesses the liability related to the contingency and revises the estimates. Revision in estimates of the liabilities could materially affect the Company's results of operations in the period of adjustment. The Company’s contingencies are discussed in further detail in Note 14.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years (dollar and share amounts in thousands, except for per share information):

	2016	2015	2014
Net income attributable to common shareholders:
Net income from continuing operations	$2,139	$12,571	$19,976
Income (loss) from discontinued operations	$—	$2,116	$(9,957)
Net income	$2,139	$14,687	$10,019

Basic weighted-average shares outstanding	18,731	18,656	17,108

Basic earnings per share attributable to common shareholders:
Net income from continuing operations	$0.11	$0.67	$1.15
Income (loss) from discontinued operations	$—	$0.11	$(0.57)
Net income	$0.11	$0.79	$0.58

Diluted Shares Outstanding
Basic weighted-average shares outstanding	18,731	18,656	17,108
Stock-based awards	325	521	533
Diluted weighted-average shares outstanding	19,056	19,177	17,641

Diluted earnings per share attributable to common shareholders:
Net income from continuing operations	$0.11	$0.66	$1.12
Income (loss) from discontinued operations	$—	$0.11	$(0.56)
Net income	$0.11	$0.77	$0.56

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	288	345	133

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	1,347	688	210

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based options to purchase shares of common stock, for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the years presented.

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

The Company’s outstanding restricted stock units ("RSUs") include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving cumulative annual net sales growth targets over a rolling one year period and performance-based RSUs, which vest upon achieving earnings-per-share targets over a rolling one-year period. RSUs granted to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting.

The Company recognizes all share-based payments to Directors and employees, including grants of stock options and restricted stock units, in the statement of operations based on their grant-date fair values. The Company records compensation expense, net of an estimated forfeiture rate, over the vesting period of the stock options and restricted stock units based on the fair value of the stock options and restricted stock units on the date of grant. The Company’s estimated forfeiture rate is based upon historical experience.

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

The joint venture, known as Nature’s Sunshine Hong Kong Limited, expects to market and distribute Nature’s Sunshine products in China. Nature’s Sunshine Hong Kong Limited currently anticipates deploying a multi-channel go-to-market strategy that will offer select Nature’s Sunshine-branded products through direct selling, e-commerce and retail channels across China. The time to market will be dependent upon regulatory processes, including product registration, permit and license approvals. The Company is unable to determine whether or when it will receive a direct selling license in China.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers (Topic 606), and has subsequently issued ASUs 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and 2016-20 - Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606 (collectively, Topic 606).

Topic 606 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersede most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective for the Company beginning on January 1, 2018 and it has the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company expects to adopt Topic 606 using the modified retrospective approach, under which the cumulative effect of initially applying Topic 606 is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

The Company is concluding the assessment phase of implementing this guidance. The Company has evaluated each of the five steps in Topic 606, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. The Company expects to identify similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified. As a result, the Company expects the timing of revenue to remain materially the same in comparison to the current revenue recognition guidance.

There are also certain considerations related to internal control over financial reporting that are associated with implementing Topic 606. The Company is currently evaluating its control framework for revenue recognition and identifying any changes that may need to be made in response to the new guidance. Disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance. Designing and implementing the appropriate controls over gathering and reporting the information required under Topic 606 is currently in process.

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

The following table summarizes the operating results of the Company’s discontinued operations (dollar amounts in thousands):

	2015	2014
Net sales	$—	$7,559

Income (loss) before income tax provision	$2,604	$(10,597)
Income tax provision (benefit)	488	(640)
Income (loss) from discontinued operations	$2,116	$(9,957)

There was no income or losses from discontinued operations during the year ended December, 31, 2016.

Due to the economic instability of the Venezuelan market, as of September 30, 2014, the Company incurred a $2.9 million impairment charge to write down the value of its fixed assets in Venezuela to $0. The loss before income taxes for the year ended December 31, 2014, includes a charge of $7.8 million related to exiting Venezuela, of which $4.1 million is a non-cash write-off of accumulated translation adjustments that were previously included in shareholders’ equity. The loss from discontinued operations did not have a material impact on the Company’s operating cash flows during 2014.

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

NOTE 3: RESTRUCTURING RELATED EXPENSES

In April 2015, the Company announced its plan to streamline its operations and refocus its activities on profitable growth opportunities. The planned streamlining is expected to reduce costs, improve efficiencies and renew focus on larger and more profitable Company markets. As part of the plan, the Company eliminated approximately 100 positions worldwide through both severance and attrition. It also ceased operations in Vietnam and abandoned the lease for the building in that market. The Company incurred approximately $3.3 million of non-recurring expenses during the year ended December 31, 2015, which were recorded primarily in selling, general and administrative expenses, of which $2.8 million related to severance and termination benefits and $0.5 million related to other exit costs. Of the restructuring costs incurred during the year ended December 31, 2015, only $49,000 of other exit costs remained payable at the year ended December 31, 2016.

In 2016, the Company decided to exit the Philippines and streamline its operations in Singapore. Total restructuring costs were $0.2 million for the year ended December 31, 2016, which were recorded primarily in selling, general and administrative expenses as well as in cost of goods sold.

NOTE 4: INVENTORIES

The composition of inventories is as follows (dollar amounts in thousands):

As of December 31,	2016	2015
Raw materials	$14,995	$13,351
Work in process	694	789
Finished goods	31,908	24,355
Total inventory	$47,597	$38,495

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows (dollar amounts in thousands):

As of December 31,	2016	2015
Land and improvements	$1,996	$2,518
Buildings and improvements	30,277	30,013
Machinery and equipment	23,699	22,293
Furniture and fixtures	19,962	18,964
Computer software and hardware	49,340	44,194
	125,274	117,982
Accumulated depreciation and amortization	(52,002)	(49,254)
Total property, plant and equipment	$73,272	$68,728

Depreciation expense was $4.7 million, $4.4 million, and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Capitalized interest was $0.2 million for the year ended December 31, 2016 and $0 for the years ended December 31, 2015 and 2014.

In January of 2017, the Company sold a 53 acre property in Springville, Utah. At December 31, 2016, $0.5 million of land and improvements was classified as held for sale and an impairment of $0.2 million was recognized for the year ended December 31, 2016.

NOTE 6: INTANGIBLE ASSETS

At December 31, 2016, and 2015, intangibles for product formulations and registrations had a gross carrying amount of $1.9 million, and $1.4 million, accumulated amortization of $0.9 million, and $0.8 million, and a net amount of $1.0 million, and $0.6 million, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

During the year ended December 31, 2016 the Company purchased blue-hat product registrations of $0.5 million in China. The estimated useful lives of the blue-hat product registrations range from 3 to 5 years.

Amortization expense for intangible assets for the years ended December 31, 2016, 2015, and 2014 was $0.1 million, $0.1 million and $0.1 million, respectively. Estimated amortization expense for the five succeeding fiscal years and thereafter is as follows (dollar amounts in thousands):

Year Ending December 31,
2017	$155
2018	218
2019	218
2020	218
2021	151
Thereafter	16
Total	$976

NOTE 7: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows (dollar amounts in thousands):

As of December 31,	2016	2015
Salaries and employee benefits	$10,670	$9,706
Sales, use and property tax (See Note 14)	2,376	3,231
Convention and meeting costs	5,129	4,798
Other	6,225	5,991
Total	$24,400	$23,726

NOTE 8: INVESTMENT SECURITIES

The amortized cost and estimated fair values of available-for-sale securities are as follows (dollar amounts in thousands):

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,799	$—	$(23)	$1,776
Total short-term investment securities	$1,799	$—	$(23)	$1,776

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,794	$—	$(22)	$1,772
Total short-term investment securities	$1,794	$—	$(22)	$1,772

During 2016, 2015, and 2014, the proceeds from the sales of available-for-sale securities were $5,000, $0.8 million, and $0.2 million, respectively. During the year ended December 31, 2016, the Company had no gross realized gains (losses) on sales of available-for-sale securities (net of tax). During the year ended December 31, 2015, the Company had gross realized gains of $0.3 million on sales of available-for-sale securities (net of tax). There were zero realized gains (losses) on sales of available-for-sales securities (net of tax) for the year ended December 31, 2014.

The Company’s trading securities portfolio totaled $1.4 million and $1.0 million at December 31, 2016 and 2015, respectively, and generated gains of $0.1 million, and losses of $5,000, and gains of $0.1 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

NOTE 9: REVOLVING CREDIT FACILITY

The Company’s revolving credit agreement with Wells Fargo Bank, N.A., permits the Company to borrow up to $25.0 million through September 1, 2017, bearing interest at LIBOR plus 1.25 percent (2.13 percent and 1.50 percent as of December 31, 2016 and 2015, respectively). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. Currently, the revolving credit agreement matures on September 1, 2017. The credit agreement was amended effective December 31, 2016, to modify certain financial covenants, eliminating the Company's rolling four quarter net income covenant and adding a covenant requiring the Company to maintain a minimum rolling four quarter EBITDA, which is defined in the credit agreement. The Company settles its net borrowings under the revolving credit agreement daily, and as a result, has classified its outstanding borrowings as current on its consolidated balance sheet as of December 31, 2016. At December 31, 2016, and 2015, the outstanding balance under the revolving credit agreement was $9.9 million and $2.7 million, respectively.

The revolving credit agreement contains financial covenants, including financial covenants relating to current ratio, leverage, minimum net income, and consecutive quarterly net losses. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guaranties, loans and advances, dividends, and merger, consolidation and the transfer of assets except in the ordinary course of business. The revolving credit facility is collateralized by the Company's manufacturing facility, accounts receivable balance, inventory balance and other miscellaneous assets. The Company remains in compliance with these debt covenants as of December 31, 2016.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows (dollar amounts in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2014	$(14,193)	$230	$(13,963)
Activity, net of tax	2,729	30	2,759
Balance as of December 31, 2014	(11,464)	260	(11,204)
Activity, net of tax	233	(272)	(39)
Balance as of December 31, 2015	(11,231)	(12)	(11,243)
Activity, net of tax	(16)	(1)	(17)
Balance as of December 31, 2016	$(11,247)	(13)	$(11,260)

NOTE 11: INCOME TAXES

Income from continuing operations before provision (benefit) for income taxes are taxed under the following jurisdictions (dollar amounts in thousands):

Year Ended December 31,	2016	2015	2014
Domestic	$6,420	$6,290	$4,577
Foreign	2,846	6,990	14,437
Total	$9,266	$13,280	$19,014

Components of the provision (benefit) for income taxes from continuing operations for each of the three years in the period ended December 31, 2016 are as follows (dollar amounts in thousands):

Year Ended December 31,	2016	2015	2014
Current:
Federal	$1,987	$537	$(2,713)
State	498	73	514
Foreign	5,345	4,503	5,539
Subtotal	7,830	5,113	3,340
Deferred:
Federal	496	(3,624)	(3,804)
State	(14)	430	(326)
Foreign	279	(179)	47
Subtotal	761	(3,373)	(4,083)
Total provision (benefit) for income taxes	$8,591	$1,740	$(743)

The provision (benefit) for income taxes, as a percentage of income from continuing operations before provision (benefit) for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	3.4	2.7	0.6
U.S. tax impact of foreign operations	(53.4)	2.8	(73.0)
Valuation allowance change	77.6	(24.5)	48.8
Unrecognized tax benefits	4.7	11.2	(8.6)
Domestic manufacturing deduction	(2.8)	(1.3)	(2.2)
Permanent foreign items	26.8	(7.4)	(1.8)
Non-income tax contingencies	—	(2.0)	(0.9)
Other	1.4	(3.4)	(1.8)
Effective income tax rate	92.7%	13.1%	(3.9)%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company does not intend to reinvest undistributed earnings indefinitely in the Company’s foreign subsidiaries.

Adjustments relating to the U.S. impact of foreign operations decreased the effective tax rate by 53.4 percentage points in 2016, increased the effective tax rate by 2.8 percentage points in 2015, and decreased the effective tax rate by 73.0 percentage points in 2014. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2016	2015	2014
Dividends received from foreign subsidiaries	65.9%	5.4%	59.5%
Foreign tax credits	(91.8)	(1.1)	(121.3)
Foreign tax rate differentials	(27.1)	(1.2)	(11.0)
Unremitted earnings	0.2	(0.3)	(0.2)
Other adjustments	(0.6)	—	—
Total	(53.4)%	2.8%	(73.0)%

The significant components of the deferred tax assets (liabilities) are as follows (dollar amounts in thousands):

As of December 31,	2016	2015
Inventory	$1,520	$1,200
Accrued liabilities	4,178	4,104
Deferred compensation	498	387
Equity-based compensation	5,034	4,660
Intangibles assets	237	267
Bad debts	76	52
Net operating losses	7,143	5,364
Foreign tax and withholding credits	13,183	11,732
Non-income tax accruals	57	54
Health insurance accruals	257	154
Other deferred tax assets	1,735	2,070
Capital loss carryforward	510	1,047
Valuation allowance	(11,250)	(6,565)
Total deferred tax assets	$23,178	24,526
Other deferred tax liabilities	(1,597)	(2,167)
Total deferred tax liabilities	(1,597)	(2,167)
Total deferred taxes, net	$21,581	$22,359

The components of deferred tax assets (liabilities), net are as follows (dollar amounts in thousands):

As of December 31,	2016	2015
Net current deferred tax assets	$5,620	$5,021
Net non-current deferred tax assets	15,970	17,339
Total net deferred tax assets	21,590	22,360

Net current deferred tax liabilities	(1)	(1)
Net non-current deferred tax liabilities	(8)	—
Total net deferred tax liabilities	(9)	(1)

Total deferred taxes, net	$21,581	$22,359

Net current deferred tax liabilities are included in accrued liabilities and net non-current deferred tax liabilities are included in other liabilities in the consolidated balance sheets.

Management has provided a valuation allowance of $11.3 million and $6.6 million as of December 31, 2016 and 2015, respectively, for certain deferred tax assets, including foreign net operating losses, for which management cannot conclude it is more likely than not that they will be realized. The Company reviewed its tax positions and increased its valuation allowance by approximately $4.7 million in 2016 primarily due to a domestic increase of $3.0 million and a foreign increase of $1.7 million.

At December 31, 2016, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $7.1 million. The net operating losses will expire at various dates from 2017 through 2026, with the exception of those in some foreign jurisdictions where there is no expiration. At December 31, 2016, the Company had approximately $13.2 million of foreign tax and withholding credits, most of which expire in 2024.

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

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2016 and 2015 were $6.8 million and $7.8 million, respectively, all of which would favorably impact the effective tax rate if recognized. Included in these amounts is approximately $1.8 million and $2.0 million, respectively, of combined interest and penalties.  The Company decreased interest and penalties approximately $0.1 million for the year ended December 31, 2016 and increased interest and penalties approximately $0.3 million for the year ended 2015. The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.

During the years ended December 31, 2016, 2015 and 2014, the Company added approximately $1.4 million, $1.6 million and $2.3 million, respectively, to its liability for unrecognized tax benefits. Included in these amounts are approximately $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to interest expense and penalties. In addition, the Company recorded a benefit related to the lapse of applicable statute of limitations of approximately $2.5 million, $0.1 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, all of which favorably impacted the Company’s effective tax rate. Included in the amount for the year ended December 31, 2016 is approximately $0.4 million related to interest and penalties.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years (dollar amounts in thousands):

Year Ended December 31,	2016	2015	2014
Unrecognized tax benefits, opening balance	$5,825	$4,950	$11,050
Settlement of liability reclassified as income tax payable	—	(104)	(591)
Payments on liability	—	—	—
Tax positions taken in a prior period
Gross increases	—	—	—
Gross decreases	—	(47)	(6,614)
Tax positions taken in the current period
Gross increases	1,182	1,252	1,934
Gross decreases	—	—	—
Lapse of applicable statute of limitations	(2,121)	(69)	(244)
Currency translation adjustments	22	(157)	(585)
Unrecognized tax benefits, ending balance	$4,908	$5,825	$4,950

The Company anticipates that liabilities related to unrecognized tax benefits will increase approximately $0.2 million to $0.6 million within the next twelve months due to additional transactions related to commissions and transfer pricing.

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

On February 24, 2016, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million that was paid on March 22, 2016, to shareholders of record on March 11, 2016. On May 10, 2016, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million that was paid on June 6, 2016, to shareholders of record on May 25, 2016. On August 5, 2016, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million that was paid on September 2, 2016, to shareholders of record on August 23, 2016. On November 2, 2016, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million that was paid on December 5, 2016, to shareholders of record on November 23, 2016.

Share Repurchase Program

In December 2014, the Company completed share repurchases under its previously announced $10.0 million share repurchase program. In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At December 31, 2016, the remaining balance available for repurchases under the program was $13.4 million. Shares repurchased during the years ended December 31, 2016, 2015, and 2014, totaled 0 shares, 501,000 shares and 496,000 shares, respectively.

Share-Based Compensation

During the year ended December 31, 2012, the Company’s shareholders adopted and approved the the 2012 Incentive Plan.  The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500,000 shares of the Company’s common stock were originally authorized for the granting of awards under the 2012 Stock Incentive Plan. In January 2015, the Company’s shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

The Company also maintains the 2009 Incentive Plan, which was approved by shareholders in 2009. The 2009 Incentive Plan also provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  Under the 2012 Incentive Plan, any shares subject to award, or awards forfeited or reacquired by the Company issued under the 2009 Incentive Plan are available for award up to a maximum of 400,000 shares.

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

Stock option activity for 2016, 2015, and 2014 consisted of the following (share amounts in thousands, except for per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2014	1,926	$12.54
Granted	258	15.38
Forfeited or canceled	(23)	13.33
Exercised	(124)	6.42
Options outstanding at December 31, 2014	2,037	11.69
Granted	335	14.04
Forfeited or canceled	(284)	14.07
Exercised	(405)	9.78
Options outstanding at December 31, 2015	1,683	12.21
Forfeited or canceled	(124)	11.95
Exercised	(35)	4.74
Options outstanding at December 31, 2016	1,524	$12.41

On September 19, 2014, the Company paid a special non-recurring cash dividend of $1.50 per common share. In accordance with the provisions of the Company’s stock incentive plans, the exercise price of all outstanding stock options on the ex-dividend dates were decreased by $1.50 per share in order to prevent a dilution of benefits or potential benefits intended to be made available to the stock option holders. Because this modification was required by the provisions of the Company’s stock incentive plans, no additional share-based compensation expense was recorded.

During the year ended December 31, 2016, the Company did not grant any stock options to purchase shares of common stock under the 2012 Stock Incentive Plan to the Company’s Board of Directors and executive officers.

During the year ended December 31, 2015, the Company granted options to purchase 335,000 shares of common stock under the 2012 Stock Incentive Plan to the Company’s executive officers and other employees, which are composed of both time-based stock options and net sales performance-based stock options. These options were issued with a weighted-average exercise price of $14.04 per share and a weighted-average grant date fair value of $4.79 per share. All of the options issued have an option termination date of ten years from the option grant date.

During the year ended December 31, 2014, the Company granted time-based options to purchase 258,000 shares of common stock under the 2009 Incentive Plan to the Company’s new senior executives. These options were issued with a weighted average exercise price of $15.38 per share and a weighted average grant date fair value of $6.53 per share. All of the options issued have an option termination date of ten years from the option grant date.

For the years ended December 31, 2016, 2015, and 2014, the Company issued 35,000, 405,000, and 124,000 shares of common stock upon the exercise of stock options at an average exercise price of $4.74, $9.78, and $6.42 per share, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2016, 2015, and 2014 was $0.2 million, $1.4 million, and $1.1 million, respectively. For the years ended December 31, 2016, 2015, and 2014, the Company recognized $0.1 million, $0.5 million, and $0.3 million of tax benefits from the exercise of stock options during the period, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2015 and 2014:

	2015	2014
Weighted average grant date fair value of grants	$4.79	$6.53
Expected life (in years)	5.0 to 6.0	6.0
Risk-free interest rate	1.5 to 1.8	1.5
Expected volatility	42.6 to 52.3	56.7
Dividend yield	2.8 to 3.6	2.6

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

Share-based compensation expense from time-based stock options for the years ended December 31, 2016, 2015, and 2014 was $0.8 million, $1.6 million and $2.9 million, respectively. As of December 31, 2016, 2015, and 2014, the unrecognized share-based compensation cost related to grants described above was $0.3 million, $1.1 million, and $2.0 million, respectively.  As of December 31, 2016, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 1.2 years.

As of December 31, 2016, the Company did not have any unvested performance-based stock options outstanding.

The following table summarizes information about options outstanding and exercisable at December 31, 2016 (share amounts in thousands, except per share information):

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Options Exercisable	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share
$2.35 to $9.99	152	3.3	$5.38	152	3.3	$5.38
$10.00 to $11.99	397	6.1	11.78	340	6.1	11.74
$12.00 to $13.99	555	5.7	12.87	463	5.4	12.66
$14.00 to $17.70	420	7.8	14.95	246	7.5	15.44
	1,524			1,201

At December 31, 2016, the aggregate intrinsic value of outstanding options to purchase 1,524,000 shares of common stock, the exercisable options to purchase 1,201,000 shares of common stock, and options to purchase 306,000 shares of common stock expected to vest was $4.2 million, $3.7 million, and $0.4 million, respectively. At December 31, 2015, the aggregate intrinsic value of outstanding options to purchase 1,683,000 shares of common stock, the exercisable options to purchase 958,000 shares of common stock, and options to purchase 588,000 shares of common stock expected to vest was $0.9 million, $0.9 million, and $0, respectively.

Restricted Stock Units

The Company’s outstanding restricted stock units (RSUs) include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date, as well as performance-based RSUs, which upon achieving cumulative annual net sales growth targets over a rolling one-year period and performance-based RSUs, which vest upon achieving earnings-per-share targets over a rolling one-year period. RSUs given to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At December 31, 2016 and 2015, there were 69,000 and 60,000 vested RSUs given to the Board of Directors that had a restriction period.

Restricted stock unit activity for the period ended December 31, 2016, 2015, and 2014 is as follows: (share amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at January 1, 2014	32	$12.47
Granted	156	10.73
Issued	—	—
Forfeited	(8)	15.37
Units outstanding at December 31, 2014	180	15.09
Granted	679	12.61
Issued	(30)	13.63
Forfeited	(85)	12.84
Units outstanding at December 31, 2015	744	12.48
Granted	281	9.49
Issued	(154)	13.05
Forfeited	(33)	12.20
Units outstanding at December 31, 2016	838	11.39

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

During the year ended December 31, 2016, the Company granted 281,000 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Company’s board, executive officers and other employees, which are composed of both time-based RSUs and net sales and earnings per share performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value $10.06 per share and vest in annual installments over a three year from the grant date. The net sales performance-based RSUs were granted with a weighted-average grant date fair value of $8.16 per share and vest upon achieving net sales targets over a three year period from the grant date.

During the period ended December 31, 2015, the Company granted 679,000 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Company's board, executive officers and other employees. The RSUs were granted with a weighted average grant date fair value of $12.61 per share and vest in annual installments over a three year period from the grant date or after a three-year cliff. The net sales and earnings per share performance-based RSUs were granted with a weighted-average grant date fair value of $12.13per share and vest upon achieving (i) net sales targets over a three year period from the grant date and (ii) earnings per share targets over a six year period from the grant date.

During the period ended December 31, 2014, the Company granted 156,000 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Board of Directors. The RSUs were granted with a weighted average grant date fair value of $10.73 per share and vest in 12 monthly installments over a one year period from the grant date.

RSUs are valued at the market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period.  For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. The Finnerty Model proposes to estimate a discount for lack of marketability such as transfer restrictions by using an option pricing theory. This model has gained recognition through its ability to address the magnitude of the discount by considering the volatility of a company’s stock price and the length of restriction. The concept underpinning the Finnerty Model is that restricted stock cannot be sold over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is approximately 11.9 percent for a common share.

Share-based compensation expense from RSUs for the period ended December 31, 2016, 2015, and 2014, was approximately $2.4 million, $2.9 million, and $1.0 million, respectively. As of December 31, 2016, and 2015, the unrecognized share-based compensation expense related to the grants described above was $2.0 million and $2.5 million, respectively. As of December 31, 2016, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.5 years.

The Company has not recognized any share-based compensation expense related to the net sales and earnings per share performance-based RSUs for the years ended December 31, 2016, 2015, and 2014. Should the Company attain all of the metrics related to the performance-based RSU grant, the Company would recognize up to $3.0 million of potential share-based compensation expense.

The number of shares issued upon vesting or exercise for restricted stock units granted, pursuant to the Company’s share-based compensation plans, is net of shares withheld to cover the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was 20,000 and 8,000 shares for the years ended December 31, 2016 and 2015, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

NOTE 13:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2016, the Company made matching contributions of 70 percent of employee contributions up to a maximum of five percent of the employee’s compensation (the match was increased from 60 percent to 70 percent of employee contributions up to a maximum of five percent beginning in 2016). The Company’s contributions to the plan vest after a period of three years. During 2016, 2015, and 2014, the Company contributed to the plan approximately $1.1 million, $0.9 million and $0.8 million, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). The Company had deferred compensation plan assets of approximately $1.4 million and $1.0 million as of December 31, 2016, and 2015, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 14:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalating payments using the straight-line method. The Company incurred expenses of approximately $6.6 million, $6.3 million, and $6.2 million in connection with operating leases during 2016, 2015, and 2014, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2016, were as follows (dollar amounts in thousands):

Year Ending December 31,
2017	$6,906
2018	5,432
2019	3,261
2020	2,254
2021	2,077
Thereafter	15,692
Total	$35,622

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2016, 2015, and 2014, the aggregate amounts of these payments were $0.1 million, $0.1 million, and $0.2 million, respectively.

In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis. The Company anticipates completion of this project in early 2017. Also, as of December 31, 2016, the Company had commitments to purchase manufacturing equipment of $1.3 million in 2017.

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

Other Litigation

The Company is party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. The Company has accrued $0.7 million related to the estimated outcome of these proceedings as of December 31, 2016. In addition, the Company is party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. The Company believes future payments related to these matters could range from $0 to approximately $0.5 million.

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of December 31, 2016 and 2015, accrued liabilities include $0.3 million and $0.3 million, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company believes future payments related to these matters could range from $0 to approximately $4.6 million.

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

The Company reviews its self-insurance accruals on a quarterly basis and determines, based upon a review of its recent claims history and other factors, which portions of its self-insurance accruals should be considered short-term and long-term. The Company has accrued $2.4 million and $2.3 million for product liability and employee medical claims at December 31, 2016 and 2015, respectively, of which $0.7 million and $0.4 million was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

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

The Company has three business segments that operate under the Nature’s Sunshine® Products brand and are divided based on the characteristics of their Distributor base, similarities in compensation plans, as well as the internal organization of NSP’s officers and their responsibilities (NSP Americas and NSP Russia, Central and Eastern Europe; and China and New Markets). The Company’s third business segment operates under the Synergy® WorldWide brand, which distributes its products through different selling and Distributor compensation plans and has products with formulations that are sufficiently different from those of NSP Americas and NSP Russia, Central and Eastern Europe to warrant accounting for these operations as a separate business segment. The Company’s fourth business segment, China and New Markets, anticipates deploying a multi-channel go-to-market strategy that offers select Nature’s Sunshine branded products through direct selling, e-commerce and retail channels across China. The time to market will be dependent upon regulatory processes including product registration and permit approvals. The China and New Markets segment also includes Company’s wholesale business, in which the Company sells its products to various locally managed entities independent of the Company that have distribution rights for the relevant market. All of the net sales to date in the China and New Markets segment is through the Company’s wholesale business to foreign markets, and beginning in the second quarter of 2016, pre-opening product sales through Hong Kong. Net sales for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

In the fourth quarter of 2014, the Company created the China and New Markets segment. The Company moved the reporting of its wholesale business, in which the Company sells its products to a locally managed entity independent of the

Company that has distribution rights for the market, from the NSP Americas segment to the China and New Markets segment during the year ended December 31, 2014, as well as the results of its NSP Peru and United Kingdom markets, which were converted to wholesale markets during the prior year. The net sales and contribution margin of this business for the year ended December 31, 2016 were $14.5 million and $8.7 million, respectively. The net sales and contribution margin of this business for the year ended December 31, 2015 were $4.1 million and $1.9 million, respectively. The net sales and contribution margin of this business for the year ended December 31, 2014 were $5.6 million and $2.6 million, respectively.

Reportable business segment information for the years ended December 31, 2016, 2015, and 2014 is as follows (dollar amounts in thousands):

Year Ended December 31,	2016	2015	2014
Net sales:
NSP Americas	$175,922	$179,151	$182,395
NSP Russia, Central and Eastern Europe	25,971	27,408	50,274
Synergy WorldWide	124,793	114,081	128,101
China and New Markets	14,473	4,065	5,597
Total net sales	341,159	324,705	366,367
Contribution margin (1):
NSP Americas	75,005	74,953	74,603
NSP Russia, Central and Eastern Europe	8,604	9,474	17,851
Synergy WorldWide	38,034	35,277	43,888
China and New Markets	8,669	1,870	2,633
Total contribution margin	130,312	121,574	138,975

Selling, general and administrative (2)	120,273	107,702	119,927
Operating income	10,039	13,872	19,048

Other income (loss), net	(773)	(592)	(34)
Income from continuing operations before provision for income taxes	$9,266	$13,280	$19,014
___________________________
(1) Contribution margin consists of net sales less cost of sales and volume incentives expense. For the China and New Markets segment, contribution margin does not include service fees related to pre-opening product sales through Hong Kong.

(2)  Service fees in the China and New Markets segment related to pre-opening product sales through Hong Kong totaled $4.3 million, $0, and $0 for the years ended December 31, 2016, 2015, and 2014, respectively. These service fees are included in the Company's selling, general and administrative expenses.

Year Ended December 31,	2016	2015	2014
Capital expenditures:
NSP Americas	$8,999	$21,437	$25,581
NSP Russia, Central and Eastern Europe	131	—	8
Synergy WorldWide	564	302	1,321
China and New Markets	430	487	—
Total capital expenditures	$10,124	$22,226	$26,910

Depreciation and amortization:
NSP Americas	$3,997	$3,603	$3,438
NSP Russia, Central and Eastern Europe	42	26	25
Synergy WorldWide	713	885	946
China and New Markets	56	11	—
Total depreciation and amortization	$4,808	$4,525	$4,409

As of December 31,	2016	2015
Assets:
NSP Americas	$146,761	$141,428
NSP Russia, Central and Eastern Europe	6,106	5,122
Synergy WorldWide	39,083	38,048
China and New Markets	13,620	15,922
Total assets	$205,570	$200,520

From an individual country perspective, only the United States and South Korea comprises approximately 10 percent or more of consolidated net sales for any of the years ended December 31, 2016, 2015, and 2014 as follows (dollar amounts in thousands):

Year Ended December 31,	2016	2015	2014
Net sales:
United States	$148,060	$147,553	$148,219
South Korea	57,637	48,476	54,314
Other	135,462	128,676	163,834
Total net sales	$341,159	$324,705	$366,367

Revenue generated by each of the Company’s product lines is set forth below (dollars in thousands):

Year Ended December 31,	2016	2015	2014
NSP Americas:
General health	$78,187	$80,315	$78,218
Immunity	19,185	22,042	23,549
Cardiovascular	12,677	12,331	12,566
Digestive	47,659	49,239	53,133
Personal care	7,537	3,575	4,000
Weight management	10,677	11,649	10,929
	175,922	179,151	182,395
NSP Russia, Central and Eastern Europe:
General health	$11,059	$11,433	$18,841
Immunity	2,898	3,328	6,512
Cardiovascular	1,918	1,714	3,104
Digestive	7,003	7,167	13,171
Personal care	2,202	2,716	6,073
Weight management	891	1,050	2,573
	25,971	27,408	50,274
Synergy WorldWide:
General health	$35,283	$43,829	$46,546
Immunity	620	752	974
Cardiovascular	51,684	34,191	42,449
Digestive	12,536	17,746	20,839
Personal care	8,981	5,697	7,196
Weight management	15,689	11,866	10,097
	124,793	114,081	128,101
China and New Markets:
General health	$3,399	$1,903	$2,370
Immunity	821	525	777
Cardiovascular	2,911	292	334
Digestive	5,329	1,011	1,608
Personal care	797	93	108
Weight management	1,216	241	400
	14,473	4,065	5,597
Total net sales	$341,159	$324,705	$366,367

From an individual country perspective, only the United States comprise 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

As of December 31	2016	2015
Property, plant and equipment
United States	$70,770	$66,044
Other	2,502	2,684
Total property, plant and equipment	$73,272	$68,728

Due to the continual currency devaluation of the Venezuelan bolivar, as of September 30, 2014, the Company incurred a $2.9 million impairment charge to write down the value of its fixed assets in Venezuela to $0.

NOTE 16:  RELATED PARTY TRANSACTIONS

The Company maintains split-dollar life insurance policies on certain executives. The cash surrender value of $15,000 and $48,000 related to such policies is recorded in other assets as of December 31, 2016 and 2015, respectively.

Eugene L. Hughes, a former member of the Company's Board of Directors, and the spouse of Kristine F. Hughes, Vice Chair of the Board of Directors, retired as an employee of the Company effective as of December 22, 2008. The Company and Mr. Hughes entered into a Retirement and Consulting Agreement, dated as of December 9, 2008, pursuant to which Mr. Hughes provided consulting services to the Company for an initial term of eight years following his retirement. In exchange for such consulting services, Mr. Hughes received an annual compensation of approximately $0.2 million for the first two years of service, and an annual compensation of $0.1 million for the remainder of the initial term. The term of the Retirement and Consulting Agreement with Mr. Hughes expired on December 22, 2016, and was not renewed.

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

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2016 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
U.S. government security funds	$1,776	$—	$—	$1,776
Investment securities	1,391	—	—	1,391
Total assets measured at fair value on a recurring basis	$3,167	$—	$—	$3,167

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
U.S. government security funds	1,772	—	—	1,772
Investment securities	1,044	—	—	1,044
Total assets measured at fair value on a recurring basis	$2,816	$—	$—	$2,816

Investments available-for-sale - The majority of the Company’s investment portfolio consists of U.S. government security funds. The Level 1 securities are valued using quoted prices for identical assets in active markets including equity securities and U.S. government treasuries.

Trading Investment securities - The Company’s trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the years ended December 31, 2016 and 2015, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and the revolving credit facility payable approximate fair value due to their short-term nature. During the years ended December 31, 2016 and 2015, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE 18:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables presents the Company’s unaudited summary of quarterly operations during 2016 and 2015 for each of three month periods ended March 31, June 30, September 30, and December 31 (dollar amounts in thousands, except per share information).

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$82,402	$89,366	$85,441	$83,950
Cost of sales	(22,020)	(23,078)	(21,512)	(24,327)
Gross profit	60,382	66,288	63,929	59,623

Volume incentives	29,877	30,791	29,684	29,558
Selling, general and administrative	28,385	31,249	29,187	31,452
Operating income (loss)	2,120	4,248	5,058	(1,387)
Other income (expense)	1,559	(622)	20	(1,730)
Income (loss) from continuing operations before income taxes	3,679	3,626	5,078	(3,117)
Provision for income taxes	1,890	1,260	1,136	4,305
Net income (loss)	1,789	2,366	3,942	(7,422)
Net loss attributable to noncontrolling interests	(280)	(202)	(213)	(769)
Net income (loss) attributable to common shareholders	$2,069	$2,568	$4,155	$(6,653)

Basic and diluted net income per common share

Basic earnings (loss) per share attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.11	$0.14	$0.22	$(0.35)

Diluted earnings (loss) per share attributable to common shareholders:
Net income (loss) attributable to common shareholders	$0.11	$0.14	$0.22	$(0.35)

Dividends declared per common share	$0.10	$0.10	$0.10	$0.10

Basic and diluted income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share may not equal the total computed for the year.

During the fourth quarter of 2016, the Company's provision for income taxes was affected by an addition of valuation allowances on U.S. foreign tax credits, in addition to the impact of current year foreign losses that will not provide tax benefit. The Company’s provision for income taxes is discussed in further detail in Note 11.

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$83,878	$81,247	$79,586	$79,994
Cost of sales	(21,881)	(21,068)	(20,643)	(21,753)
Gross profit	61,997	60,179	58,943	58,241

Volume incentives	30,337	29,603	28,690	29,156
Selling, general and administrative	26,330	27,392	27,115	26,865
Operating income	5,330	3,184	3,138	2,220
Other income (expense)	(318)	(2)	(247)	(25)
Income from continuing operations before income taxes	5,012	3,182	2,891	2,195
Provision (benefit) for income taxes	809	787	1,284	(1,140)
Net income from continuing operations	4,203	2,395	1,607	3,335
Loss from discontinued operations	1,312	—	804	—
Net income	5,515	2,395	2,411	3,335
Net loss attributable to noncontrolling interests	(152)	(166)	(355)	(358)
Net income attributable to common shareholders	$5,667	$2,561	$2,766	$3,693

Basic and diluted net income per common share

Basic earnings per share attributable to common shareholders:
Net income from continuing operations	$0.23	$0.14	$0.10	$0.20
Income from discontinued operations	$0.07	$—	$0.04	$—
Net income attributable to common shareholders	$0.30	$0.14	$0.15	$0.20

Diluted earnings per share attributable to common shareholders:
Net income from continuing operations	$0.23	$0.13	$0.10	$0.19
Income from discontinued operations	$0.07	$—	$0.04	$—
Net income attributable to common shareholders	$0.30	$0.13	$0.14	$0.19

Dividends declared per common share	$0.10	$0.10	$0.10	$0.10

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

The following discussion sets forth a summary of management’s evaluation of the Company's disclosure controls and procedures as of December 31, 2016. In addition, this item provides a discussion of management’s evaluation of internal control over financial reporting.

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

In connection with the preparation of the Company's Annual Report as of December 31, 2016, the Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.  The Company's internal control over financial reporting as of December 31, 2016 has been assessed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nature’s Sunshine Products, Inc.:

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 13, 2017 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 13, 2017

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the close of the Company's fiscal year ended December 31, 2016, except that the information required with respect to the Company's executive officers is set forth under Item 1. “Business”, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the close of the Company's fiscal year ended December 31, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the close of the Company's fiscal year ended December 31, 2016.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the close of the Company's fiscal year ended December 31, 2016.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the close of the Company's fiscal year ended December 31, 2016.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2016 and 2015

Consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014

Consolidated statements of comprehensive income for the years ended December 31, 2016, 2015, and 2014

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2016, 2015, and 2014

Consolidated statements of cash flows for the years ended December 31, 2016, 2015, and 2014

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

Item 15.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	March 13, 2017	By:	/s/ Gregory L. Probert

Gregory L. Probert,
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory L. Probert	Chief Executive Officer and Chairman of the Board	March 13, 2017
Gregory L. Probert	(Principal Executive Officer)

/s/ Kristine F. Hughes	Vice Chair of the Board	March 13, 2017
Kristine F. Hughes

/s/ Joseph W. Baty	Executive Vice President,	March 13, 2017
Joseph W. Baty	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Albert R. Dowden	Director	March 13, 2017
Albert R. Dowden

/s/ Jia Hongfei	Director	March 13, 2017
Jia Hongfei

/s/ Robert B. Mercer	Director	March 13, 2017
Robert B. Mercer

/s/ J. Christopher Teets	Director	March 13, 2017
J. Christopher Teets

/s/ Mary Beth Springer	Director	March 13, 2017
Mary Beth Springer

/s/ Rebecca Lee Steinfort	Director	March 13, 2017
Rebecca Lee Steinfort

/s/ Jeffrey D. Watkins	Director	March 13, 2017
Jeffrey D. Watkins

NATURE’S SUNSHINE PRODUCTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year
Year Ended December 31, 2016

Allowance for doubtful accounts receivable	$190	$305	$(290)	$—	$—	$205

Allowance for sales returns	94	1,435	(1,368)	—	(5)	156

Tax valuation allowance	6,565	5,638	(493)	—	(460)	11,250

Year Ended December 31, 2015

Allowance for doubtful accounts receivable	$849	$83	$(714)	$—	$(28)	$190

Allowance for sales returns	129	1,126	(1,155)	—	(6)	94

Tax valuation allowance	13,169	(6,088)	—	—	(516)	6,565

Year Ended December 31, 2014

Allowance for doubtful accounts receivable	$1,087	$(121)	$(75)	$4	$(46)	$849

Allowance for sales returns	135	1,527	(1,525)	—	(8)	129

Tax valuation allowance	11,340	1,829	—	—	—	13,169

LIST OF EXHIBITS

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation, as amended.
3.3(1)	Amended and Restated By-laws.
10.1(2)*	Tax Deferred Retirement Plan, Restated January 1, 2012.
10.2(3)*	Supplemental Elective Deferral Plan, as Amended effective as of January 1, 2008.
10.3(4)*	Employment Agreement, dated as of December 21, 2007, between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.4(5)*	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Nature’s Sunshine Products, Inc. and Stephen M. Bunker.
10.5(6)*	Retirement and Consulting Agreement, dated as of December 9, 2008, by and between Nature’s Sunshine Products, Inc. and Eugene Hughes.
10.6(7)	2009 Stock Incentive Plan.
10.7(7)*	Form of Award Agreement (2009 Stock Incentive Plan).
10.8(8)*	Employment Agreement, dated February 11, 2014, by and between the Company and Gregory L. Probert.
10.9(9)*	Stock Option Agreement, dated June 17, 2011, by and between the Company and Gregory L. Probert.
10.10(10)	2012 Stock Incentive Plan and Amendment No. 1 to 2012 Stock Incentive Plan.
10.11(10)*	Form of Award Agreement (2012 Stock Incentive Plan).
10.12(11)*	Employment Agreement, dated October 2, 2013, by and between the Company and Richard D. Strulson.
10.15(11)*	Stock Option Agreement, dated November 4, 2013, by and between the Company and Richard D. Strulson.
10.15(11)*	Employment Agreement, dated April 16, 2013, by and between the Company and Matthew L. Tripp.
10.16(11)*	Stock Option Agreement, dated May 6, 2013, by and between the Company and Matthew L. Tripp.
10.17(2)*	Employment Agreement, dated October 13, 2014, by and between the Company and Paul E. Noack.
10.18(2)*	Stock Option Agreement, dated January 15, 2015, by and between the Company and Paul E. Noack.
10.19(2)*	Employment Agreement, dated March 4, 2013, by and between the Company and Susan M. Armstrong.
10.20(2)*	Stock Option Agreement, dated February 11, 2014, by and between the Company and Susan M. Armstrong.
10.21(12)*	Separation Agreement, dated March 4, 2016, by and between the Company and Stephen M. Bunker.
10.22(13)*	Employment Agreement, dated October 31, 2016, by and between the Company and Joseph W. Baty.
14(1)	Code of Conduct.
21(1)	List of Subsidiaries of Registrant.
23.1(1)	Consent of Independent Registered Public Accounting Firm.
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________________

(1)	Filed herewith.
(2)	Previously filed with the SEC on March 13, 2015, as an exhibit to the Annual Report on Form 10-K and is incorporated herein by reference.
(3)	Previously filed with the SEC on March 14, 2016, as an exhibit to the Annual Report on Form 10-K and is incorporated herein by reference.
(4)	Previously filed with the SEC on December 31, 2007, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(5)	Previously filed with the SEC on January 12, 2009, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(6)	Previously filed with the SEC on February 12, 2009, as an exhibit to the registration statement on Form 10 and is incorporated herein by reference.
(7)	Previously filed with the SEC on October 19, 2009 as Appendix C, an exhibit to the Registrant’s Proxy Statement and is incorporated herein by reference.
(8)	Filed with the SEC on February 19, 2015, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(9)	Filed with the SEC on June 22, 2011, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(10)	Filed with the SEC on January 15, 2015, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(11)	Filed with the SEC on March 17, 2014, as an exhibit to the Annual Report on Form 10-K and is incorporated herein by reference.
(12)	Filed with the SEC on March 8, 2016, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(13)	Filed with the SEC on November 3, 2016, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
*	Management contract or compensatory plan.