Form 10-Q
period 2017-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2017-05-10
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒.

The number of shares of Common Stock, no par value, outstanding on April 29, 2017, was 18,863,601 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended March 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to the Company's objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, but include the following:

•
changes in laws and regulations, or their interpretation, applicable to direct selling or the nutritional supplement industry may prohibit or restrict the Company's ability to sell its products in some markets or require the Company to make changes to its business model in some markets;

•	legal challenges to its direct selling program or to the classification of its independent distributors;

•	complex legal and regulatory requirements in China, including the failure to obtain the necessary approvals and licenses to engage in direct sales activities in China;

•	extensive government regulations to which its products, business practices and manufacturing activities are subject;

•	the impact of anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

•	the full implementation of its joint venture for operations in China with Fosun Industrial Co., Ltd.;

•	registration of products for sale in China, or difficulty or increased cost of importing products into China;

•
its business practices in some of the jurisdictions in which it operates, including China and South Korea, where the business practices may be legal and compliant with local and foreign law, but still draw unnecessary media or regulatory attention;

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$33,060	$32,284
Accounts receivable, net of allowance for doubtful accounts of $180 and $205, respectively	8,770	7,738
Investments available for sale	1,776	1,776
Assets held for sale	—	521
Inventories	49,287	47,597
Prepaid expenses and other	4,825	4,585
Total current assets	97,718	94,501

Property, plant and equipment, net	74,733	73,272
Investment securities - trading	1,674	1,391
Intangible assets, net	1,014	976
Deferred income tax assets	21,380	21,590
Other assets	14,221	13,840
	$210,740	$205,570

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,787	$5,305
Accrued volume incentives and service fees	18,953	16,264
Accrued liabilities	21,214	24,400
Deferred revenue	3,965	3,672
Revolving credit facility	13,260	9,919
Income taxes payable	3,508	3,475
Total current liabilities	66,687	63,035

Liability related to unrecognized tax benefits	6,822	6,755
Deferred compensation payable	1,674	1,391
Other liabilities	2,004	1,991
Total liabilities	77,187	73,172

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,863 and 18,757 shares issued and outstanding, respectively	129,920	129,654
Retained earnings	12,992	12,718
Noncontrolling interests	989	1,286
Accumulated other comprehensive loss	(10,348)	(11,260)
Total shareholders’ equity	133,553	132,398
	$210,740	$205,570

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$83,098	$82,402
Cost of sales	(21,728)	(22,020)
Gross profit	61,370	60,382

Operating expenses:
Volume incentives	28,983	29,877
Selling, general and administrative	30,336	28,385
Operating income	2,051	2,120
Other income, net	1,275	1,559
Income before provision for income taxes	3,326	3,679
Provision for income taxes	1,463	1,890
Net income	1,863	1,789
Net loss attributable to noncontrolling interests	(297)	(280)
Net income attributable to common shareholders	$2,160	$2,069

Basic and diluted net income per common share

Basic earnings per share attributable to common shareholders	$0.11	$0.11

Diluted earnings per share attributable to common shareholders	$0.11	$0.11

Weighted average basic common shares outstanding	18,845	18,694
Weighted average diluted common shares outstanding	19,260	19,130

Dividends declared per common share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$1,863	$1,789
Foreign currency translation gain (loss) (net of tax)	912	(75)
Net unrealized gains on investment securities (net of tax)	—	12
Total comprehensive income	$2,775	$1,726

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at January 1, 2017	18,757	$129,654	$12,718	$1,286	$(11,260)	$132,398
Share-based compensation expense	—	778	—	—	—	778
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	106	(512)	—	—	—	(512)
Cash dividends ($0.10 per share)	—	—	(1,886)	—	—	(1,886)
Net income	—	—	2,160	(297)	—	1,863
Other comprehensive income	—	—	—	—	912	912
Balance at March 31, 2017	18,863	$129,920	$12,992	$989	$(10,348)	$133,553

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,863	$1,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(22)	62
Depreciation and amortization	1,451	1,170
Share-based compensation expense	778	882
Loss on sale of property and equipment	(16)	68
Deferred income taxes	263	589
Purchase of trading investment securities	(266)	(177)
Proceeds from sale of trading investment securities	33	29
Realized and unrealized losses on investments	(49)	(25)
Foreign exchange gains	(1,303)	(913)
Changes in assets and liabilities:
Accounts receivable	(926)	(432)
Inventories	(850)	(2,695)
Prepaid expenses and other current assets	(186)	(107)
Other assets	88	(792)
Accounts payable	346	2,607
Accrued volume incentives and service fees	2,471	2,152
Accrued liabilities	(3,466)	(3,433)
Deferred revenue	293	2,331
Income taxes payable	(70)	(364)
Liability related to unrecognized tax benefits	59	(34)
Deferred compensation payable	283	155
Net cash provided by operating activities	774	2,862
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,711)	(1,312)
Proceeds from sale of property, plant and equipment	522	14
Net cash used in investing activities	(2,189)	(1,298)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(1,886)	(1,872)
Net borrowings on revolving credit facility	3,341	4,835
Net proceeds from the exercise of stock options	—	59
Payment of withholding taxes related to the vesting of restricted stock units	(512)	(169)
Net cash provided by financing activities	943	2,853
Effect of exchange rates on cash and cash equivalents	1,248	596
Net increase in cash and cash equivalents	776	5,013
Cash and cash equivalents at the beginning of the period	32,284	41,420
Cash and cash equivalents at the end of the period	$33,060	$46,433
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,180	$1,474
Cash paid for interest	94	20

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of March 31, 2017, and for the three-month periods ended March 31, 2017 and 2016.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2017.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Noncontrolling Interests

Noncontrolling interest decreased as a result of the net loss attributable to the noncontrolling interests by $0.3 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, noncontrolling interests were $1.0 million and $1.3 million, respectively.

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

Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective for the Company beginning on January 1, 2018, and provides the Company with the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company expects to adopt Topic 606 using the modified retrospective approach, under which the cumulative effect of initially applying Topic 606 is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

The Company is concluding the assessment phase of implementing this guidance. The Company has evaluated each of the five steps in Topic 606, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. The Company expects to identify similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified. As a result, the adoption of this ASU is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that entities with a classified statement of financial position present all deferred tax assets and liabilities as noncurrent. This update is effective for the three months ended March 31, 2017 and has been applied on the retrospective basis. Other than the netting of current deferred tax assets of $5.6 million which increased long-term deferred tax assets from $16.0 million to $21.6 million as of December 31, 2016, the adoption of this ASU did not have a material impact on the Company’s results of operations and consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update amends the guidance in U.S. Generally Accepted Accounting Principles ("U.S. GAAP") on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This update is effective for interim and annual periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$14,550	$14,995
Work in progress	158	694
Finished goods	34,579	31,908
Total inventory	$49,287	$47,597

(3)    Investments

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows (dollar amounts in thousands):

As of March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,799	$—	$(23)	$1,776
Total short-term investment securities	$1,799	$—	$(23)	$1,776

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,799	$—	$(23)	$1,776
Total short-term investment securities	$1,799	$—	$(23)	$1,776

There were no proceeds from the sales of available-for-sale securities during the three-month periods ended March 31, 2017 and 2016.

The Company’s trading securities portfolio totaled $1.7 million at March 31, 2017, and $1.4 million at December 31, 2016, and generated gains of $51,000 and $7,000 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, the Company had unrealized losses of $23,000 and $23,000, respectively, in its U.S. government securities funds. There were no securities that were in a loss position for more than 12 months.

(4)    Revolving Credit Facility

The Company’s revolving credit agreement with Wells Fargo Bank, N.A., permits the Company to borrow up to $25.0 million through September 1, 2017, bearing interest at LIBOR plus 1.25 percent (2.13 percent as of March 31, 2017 and December 31, 2016). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. Currently, the revolving credit agreement matures on September 1, 2017. The credit agreement was amended effective March 31, 2017, to eliminate the Company's consecutive quarterly net losses covenant. The Company settles its net borrowings under the revolving credit agreement daily, and as a result, has classified its outstanding borrowings as current on its condensed consolidated balance sheet as of March 31, 2017. At March 31, 2017 and December 31, 2016, the outstanding balance under the revolving credit facility was $13.3 million and $9.9 million, respectively.

The revolving credit agreement contains financial covenants, including financial covenants relating to current ratio, leverage, and minimum EBITDA. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except in the ordinary course of business. The Company remains in compliance with these debt covenants as of March 31, 2017. The revolving credit facility is collateralized by the Company's manufacturing facility, accounts receivable balance, inventory balance and other miscellaneous assets.

(5)    Net Income Per Share

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2017 and 2016 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended March 31,
	2017	2016
Net income attributable to common shareholders:	$2,160	$2,069

Basic weighted average shares outstanding	18,845	18,694

Basic earnings per share attributable to common shareholders:	$0.11	$0.11

Diluted shares outstanding
Basic weighted-average shares outstanding	18,845	18,694
Stock-based awards	415	436
Diluted weighted-average shares outstanding	19,260	19,130

Diluted earnings per share attributable to common shareholders:	$0.11	$0.11

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	224	86

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	1,201	1,454

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

(6)    Capital Transactions

Dividends

The declaration of future dividends is subject to the discretion of the Company’s Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its Board of Directors.

On March 7, 2017, the Company announced a cash dividend of $0.10 per common share in an aggregate amount of $1.9 million, which was paid on April 3, 2017, to shareholders of record as of March 22, 2017.

Share Repurchase Program

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At March 31, 2017, the remaining balance available for repurchases under the program was $13.4 million. There were no repurchases of common shares by the Company during the three months ended March 31, 2017 and 2016.

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

Stock Options

The Company’s outstanding stock options include time-based stock options, which vest over differing periods ranging from the date of issuance to up to 48 months from the option grant date, and performance-based stock options, which have already vested upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options.

There was no stock option activity for the three-month period ended March 31, 2017. The weighted average exercise price per share was $12.41 as of March 31, 2017 and December 31, 2016, respectively.

Share-based compensation expense from time-based stock options for the three-month periods ended March 31, 2017 and 2016, was approximately $0.1 million and $0.3 million, respectively. As of March 31, 2017 and December 31, 2016, the unrecognized share-based compensation expense related to the grants described above was $0.2 million and $0.3 million, respectively. As of March 31, 2017, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 0.9 years.

 At March 31, 2017, the aggregate intrinsic value of outstanding stock options to purchase 1,524,000 shares of common stock, exercisable stock options to purchase 1,393,000 shares of common stock and stock options to purchase 124,000 shares of common stock that are expected to vest was $0.8 million, $0.8 million and $0.0 million, respectively. At December 31, 2016, the aggregate intrinsic value of outstanding options to purchase 1,524,000 shares of common stock, the exercisable options to purchase 1,201,000 shares of common stock, and options to purchase 306,000 shares of common stock expected to vest was $4.2 million, $3.7 million and $0.4 million, respectively.

For the three-month period ended March 31, 2016, the Company issued 25,000 shares of common stock upon the exercise of stock options at an average exercise price of $2.35 per share. The aggregate intrinsic values of options exercised during the three-month period ended March 31, 2016 was $0.2 million and the Company recognized $0.1 million of tax benefits from the exercise of stock options during the period.

As of March 31, 2017 and December 31, 2016, the Company did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

The Company’s outstanding restricted stock units ("RSUs"), include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date, as well as performance-based RSUs, which vest either upon achieving cumulative annual net sales growth targets over a rolling one-year period or upon achieving earnings-per-per share over a rolling one-year period. RSUs granted to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At March 31, 2017 and December 31, 2016, there were 79,000 and 69,000, respectively, vested RSUs granted to the Board of Directors that had a restriction period.

RSU activity for the three-month period ended March 31, 2017, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2016	838	$11.39
Granted	217	13.59
Forfeited	(19)	12.59
Issued	(144)	12.46
Restricted Stock Units outstanding at March 31, 2017	892	11.82

During the three-month period ended March 31, 2017, the Company granted 217,000 RSUs under the 2012 Incentive Plan to the Company’s executive officers and other employees, which were composed of both time-based RSUs and net sales performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $13.74 per share and vest in annual installments over a three-year period from the grant date. The net sales earnings-per-share performance-based RSUs were issued with a weighted-average grant date fair value of $13.35 per share and vest upon achieving sales targets over a three-year period from the grant date.

RSUs are valued at market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period.

Share-based compensation expense from RSUs for the three-month periods ended March 31, 2017 and 2016, was approximately $0.7 million and $0.6 million, respectively. As of March 31, 2017 and December 31, 2016, the unrecognized share-based compensation expense related to the grants described above was $2.9 million and $2.0 million, respectively. As of March 31, 2017, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.3 years.

The Company has not recognized any share-based compensation expense related to the net sales and earnings-per-share performance-based RSUs for the three-month periods ended March 31, 2017 and 2016.  Should the Company attain all of the net sales metrics related to the net sales performance-based stock option grants, the Company would recognize up to $4.2 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to the Company's share-based compensation plans is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was 38,000 and 20,000 shares for the three-month period ended March 31, 2017 and 2016, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

(7)    Segment Information

The Company has four business segments. These business segments are components of the Company for which information is available separately and evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance. Net sales for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer.

The Company has four business segments that are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations.  Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and China and New Markets), and one business segment operates under the Synergy® WorldWide brand.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Net sales:
NSP Americas	$44,645	$45,183
NSP Russia, Central and Eastern Europe	7,607	6,352
Synergy WorldWide	27,313	29,848
China and New Markets	3,533	1,019
Total net sales	83,098	82,402

Contribution margin (1):
NSP Americas	19,195	18,917
NSP Russia, Central and Eastern Europe	2,509	2,181
Synergy WorldWide	8,199	8,939
China and New Markets	2,484	468
Total contribution margin	32,387	30,505

Selling, general and administrative (2)	30,336	28,385
Operating income	2,051	2,120

Other income (expense), net	1,275	1,559
Income from continuing operations before provision for income taxes	$3,326	$3,679
_________________________________________

(1) Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2) Service fees in the China and New Markets segment related to pre-opening product sales through Hong Kong totaled $0.9 million and $0 for the three-month periods ended March 31, 2017 and 2016, respectively. These service fees are included in the Company's selling, general and administrative expenses.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales for the three-month periods ended March 31, 2017 and 2016, as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Net sales:
United States	$37,735	$38,295
South Korea	11,346	13,198
Other	34,017	30,909
	$83,098	$82,402

Revenue generated by each of the Company’s product lines is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
NSP Americas:
General health	$19,866	$19,617
Immune	5,073	5,576
Cardiovascular	3,316	3,112
Digestive	12,148	13,079
Personal care	1,886	930
Weight management	2,356	2,869
	44,645	45,183
NSP Russia, Eastern and Central Europe:
General health	$3,558	$2,723
Immune	763	540
Cardiovascular	531	477
Digestive	1,877	2,121
Personal care	608	249
Weight management	270	242
	7,607	6,352
Synergy WorldWide:
General health	$6,687	$8,640
Immune	121	209
Cardiovascular	11,103	12,693
Digestive	3,465	2,487
Personal care	2,067	1,939
Weight management	3,870	3,880
	27,313	29,848
China and New Markets:
General health	$880	$471
Immune	146	131
Cardiovascular	581	73
Digestive	1,642	260
Personal care	76	22
Weight management	208	62
	3,533	1,019
	$83,098	$82,402

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	March 31, 2017	December 31, 2016
Property, plant and equipment:
United States	$71,787	$70,770
Other	2,946	2,502
Total property, plant and equipment	$74,733	$73,272

(8)    Income Taxes

For the three months ended March 31, 2017 and 2016, the Company’s provision for income taxes, as a percentage of income before income taxes was 44.0 percent and 51.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2017, was primarily attributed to current year foreign losses, primarily related to China, that presently do not provide future tax benefit, partially offset by foreign tax credit benefits.

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

The Company’s U.S. federal income tax returns for 2013 through 2015, are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2010 through 2016.

As of March 31, 2017 and December 31, 2016, the Company had accrued approximately $6.8 million, respectively, related to unrecognized tax positions.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of March 31, 2017 and December 31, 2016, accrued liabilities were $0.3 million, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company believes future payments related to these matters could range from $0 to approximately $4.8 million.

Other Litigation

The Company is party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. As of March 31, 2017 and December 31, 2016, accrued liabilities were $0.8 million, respectively, related to the estimated outcome of these proceedings. In addition, the Company is party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $0.5 million.

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

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of March 31, 2017 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
U.S. government security funds	$1,776	$—	$—	$1,776
Investment securities	1,674	—	—	1,674
Total assets measured at fair value on a recurring basis	$3,450	$—	$—	$3,450

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2016 (dollar amounts in thousands):

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

For the three months ended March 31, 2017, and for the year ended December 31, 2016, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and the revolving credit facility payable approximate fair value due to their short-term nature. During the three months ended March 31, 2017 and 2016, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

OVERVIEW

The Company is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company has four business segments that are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations.  Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and China and New Markets), and one business segment operates under the Synergy® WorldWide brand.

The Company’s independent distributors market and sell the Company's products to customers and sponsor other independent distributors who also market the Company's products to customers. The Company's revenue is highly dependent upon the number and productivity of its independent distributors. Growth in sales volume requires an increase in the productivity and/or growth in the total number of its independent distributors. The Company seeks to motivate and provide incentives to its independent distributors by offering high quality products and providing its independent distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

In the first quarter of 2017, the Company experienced an increase in its consolidated net sales of 0.8 percent (or an increase of 0.4 percent in local currencies) compared to the same period in 2016. NSP Russia, Central and Eastern Europe net sales increased approximately 19.8 percent compared to the same period in 2016. NSP Americas net sales decreased approximately 1.2 percent compared to the same period in 2016, in both reported and local currencies. China and New Markets net sales increased approximately 246.7 percent compared to the same period in 2016. Synergy WorldWide net sales decreased approximately 8.5 percent compared to the same period in 2016 (or 9.7 percent in local currencies). The weakening of the U.S. dollar versus the local currencies primarily in the Company's Asian markets resulted in an approximate 0.4 percent or $0.4 million increase of its net sales during the quarter.

In second quarter of 2016, the Company began making pre-opening product sales through Hong Kong while awaiting its direct selling license in China. As of March, 31, 2017, the Company has not yet received a direct selling license in China. The Company is unable to determine whether or when it will receive a direct selling license in China.

The Company made a significant investment in its information systems of approximately $47.8 million as of March 31, 2017, and began the initial implementation of Oracle on April 2, 2017, for the Company’s NSP Americas segment as well other corporate operations. The Company will increase its anticipated operating costs by approximately $7.0 million on an annualized basis going forward. This includes approximately $4.8 million in depreciation expense, as the related Oracle asset will be amortized over 10 years, increased non-capitalizable internal labor costs related to the Oracle ERP implementation project costs of approximately $2.0 million, as well as other related costs. The implementation of Oracle may negatively impact revenue and profitability during the second quarter of 2017 and may continue throughout the remainder of 2017.

RESULTS OF OPERATIONS

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$83,098	100.0%	$82,402	100.0%	$696	0.8%
Cost of sales	(21,728)	(26.1)	(22,020)	(26.7)	292	1.3
	61,370	73.9	60,382	73.3	988	1.6
Volume incentives	28,983	34.9	29,877	36.3	(894)	(3.0)
SG&A expenses	30,336	36.5	28,385	34.4	1,951	6.9
Operating income	2,051	2.5	2,120	2.6	(69)	(3.3)
Other income, net	1,275	1.5	1,559	1.9	(284)	(18.2)
Income from continuing operations before income taxes	3,326	4.0	3,679	4.5	(353)	(9.6)
Provision for income taxes	1,463	1.8	1,890	2.3	(427)	(22.6)
Net income from continuing operations	$1,863	2.2%	$1,789	2.2%	$74	4.1%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$38,046	$38,306	(0.7)%	$104	(1.0)%
NSP Latin America	6,599	6,877	(4.0)	(71)	(3.0)
	44,645	45,183	(1.2)	33	(1.3)
NSP Russia, Central and Eastern Europe	7,607	6,352	19.8	(28)	20.2
Synergy WorldWide:
Synergy Asia Pacific	18,781	20,816	(9.8)	558	(12.5)
Synergy Europe	5,925	6,257	(5.3)	(211)	(1.9)
Synergy North America	2,607	2,775	(6.1)	—	(6.1)
	27,313	29,848	(8.5)	347	(9.7)
China and New Markets	3,533	1,019	246.7	—	246.7
	$83,098	$82,402	0.8%	$352	0.4%

Consolidated net sales for the three months ended March 31, 2017, were $83.1 million compared to $82.4 million for the same period in 2016, or an increase of approximately 0.8 percent. The increase was principally related to a $2.7 million increase in China and New Markets, from pre-opening product sales through Hong Kong, for which there was no comparable in the same period in 2016, as well as a $1.3 million increase in net sales in the NSP Russia, Central and Eastern Europe segment, as well as a $0.4 million favorable impact in foreign currency exchange rate fluctuations in the three months ended March 31, 2017, These improvements were partially offset by a $2.0 million decrease in Synergy Asia Pacific and a $0.5 million decrease in NSP Americas. Excluding the favorable impact of foreign currency exchange rate fluctuations, consolidated net sales would have increased by 0.4 percent from the same period in 2016.

NSP Americas

Net sales related to NSP Americas for the three months ended March 31, 2017, were $44.6 million, compared to $45.2 million for the same period in 2016, or a decrease of 1.2 percent. In local currency, net sales decreased 1.3 percent, compared to the same period in 2016. Active Managers within NSP Americas were constant at approximately 7,300 at each of March 31, 2017 and 2016, respectively. Active Distributors and customers within NSP Americas totaled approximately 123,500 and 133,800 at March 31, 2017 and 2016, respectively. The number of independent Managers, Distributors and customers decreased primarily due to attrition as well as fewer new Distributors and customers joining the Company in its United States and Mexico markets. Independent Managers and active Distributors and customers were down 7.3 percent, compared to the same period in 2016. The active independent Managers category includes independent Managers under the Company's various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active Distributors and customers category includes independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales decreased approximately $0.4 million, or 1.1 percent, for the three months ended March 31, 2017, compared to the same period in 2016. Sales declined primarily due to softer retail sales and general market conditions.

In Canada, net sales increased approximately $0.1 million, or 4.8 percent, for the three months ended March 31, 2017, compared to the same period in 2016. In local currency, net sales increased 1.0 percent compared to the same period in 2016, primarily due to the continued adoption of the IN.FORM business model and the carry over impact of the introduction of new products in the prior year.

In Latin America, net sales decreased approximately $0.3 million, or 4.0 percent, for the three months ended March 31, 2017, compared to the same period in 2016. In local currency, net sales decreased 3.0 percent compared to the same period in 2016. Currency devaluation had a $0.1 million unfavorable impact on net sales for the three months ended March 31, 2017. Net sales revenue in Latin America continues to be negatively impacted by changing regulations for product registration that affect the Company's ability to sell some of its products in certain countries in Latin America. To address this, the Company continues to emphasize the IN.FORM business model, which includes products the Company anticipates will be acceptable for registration under the changing product registration requirements in Latin America, and, at the same time, ensuring that its resources are aligned with this initiative.

 NSP Russia, Central and Eastern Europe

Net sales related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, Poland, and Belarus), for the three months ended March 31, 2017, were $7.6 million, compared to $6.4 million for the same period in 2016, an increase of 19.8 percent. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 3,100 and 2,800 at March 31, 2017 and 2016, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 64,700 and 65,200 at March 31, 2017 and 2016, respectively. Net sales increased primarily as a result of the relative stabilization of Russian ruble against the U.S. dollar. Despite the increase in net sales during the period, the Company anticipates that sales in its NSP Russia, Central and Eastern Europe segment will continue to be significantly affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation. The Company continues to evaluate various options to keep the distributor base engaged, including expansion of the Company's business into additional countries in Central and Eastern Europe. The Company believes that its relationship with its local partner will provide a solid foundation for growth once the political and economic conditions stabilize in the region.

Synergy WorldWide

Synergy WorldWide reported net sales for the three months ended March 31, 2017, of $27.3 million, compared to $29.8 million for the same period in 2016, a decrease of 8.5 percent. This decrease was primarily due to local currency sales declines in the Company's Korean market and European regions, partially offset by local currency sales growth in Japan and the favorable impact of fluctuations in foreign exchange rates, which had a $0.3 million favorable impact on net sales for the three months ended March 31, 2017. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have decreased by 9.7 percent from the same period in 2016.  Active independent Managers within Synergy WorldWide totaled approximately 4,500 and 3,700 at March 31, 2017 and 2016, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 46,100 and 54,400 at March 31, 2017 and 2016, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales decreased $1.9 million, or 14.0 percent, for the three months ended March 31, 2017, compared to the same period in 2016. In local currencies, net sales decreased 17.7 percent compared to the same period in 2016. The decrease in local currency net sales was primarily due to recent geopolitical tension in the region and economic conditions. These conditions may continue for the foreseeable future and therefore, may impact the Company’s future financial results.

In Japan, net sales increased approximately $0.1 million, or 2.8 percent, for the three months ended March 31, 2017, compared to the same period in 2016. In local currencies, net sales increased 1.5 percent compared to the same period in 2016.

In Europe, net sales decreased approximately $0.3 million, or 5.3 percent, for the three months ended March 31, 2017, compared to the same period in 2016. In local currency net sales decreased 1.9 percent compared to the same period in 2016. The decline in local currencies has been driven by residual sales in the prior year tied to launch of the Company's weight management product plan, that did not recur this period.

In North America, net sales decreased approximately $0.2 million, or 6.1 percent, for the three months ended March 31, 2017, compared to the same period in 2016. The decline in sales is primarily driven by lower Distributor recruiting. Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation.

China and New Markets

China and New Markets had net sales revenue from wholesale activities and pre-opening product sales through Hong Kong for the three months ended March 31, 2017, of $3.5 million, compared to $1.0 million for the same period in 2016, an increase of 246.7 percent. The net sales increase is the result of the pre-opening product sales through Hong Kong, which did not occur during the same period in 2016. The Company awaits the receipt of its direct selling license in China. However, the Company is unable to determine whether or when it will receive a direct selling license.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and China and New Markets business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales decreased to 26.1 percent for the three months ended March 31, 2017, compared to 26.7 percent for the same period in 2016. The decrease in the cost of sale percentage is primarily due to the change in market mix for sales and the weakening of the U.S. dollar against the local currencies in many foreign markets, which has made the Company's products less expensive in those markets.

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

Volume incentives as a percent of net sales decreased to 34.9 percent for the three months ended March 31, 2017, compared to 36.3 percent in 2016. The decrease in volume incentives as a percent of net sales for the period is primarily due to changes in segment market mix such as the sales growth in China and New Markets related to pre-opening product sales through Hong Kong, for which no volume incentives are paid. Rather, in China the Company pays independent service fees which are included in selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communication costs, bank fees, depreciation and amortization, independent service fees in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by approximately $2.0 million to $30.3 million for the three months ended March 31, 2017. Selling, general and administrative expenses were 36.5 percent of net sales for the three months ended March 31, 2017, compared to 34.4 percent for the same period in 2016.

The increase in selling, general and administrative expenses for the three months ended March 31, 2017, was primarily related to:

•	$0.9 million of independent service fees, related to the Company's pre-opening product sales through Hong Kong incurred during the period;

•	$0.3 million of increased operating expenses in China during the three months ended March 31, 2017, compared to the same period in 2016; and

•	$0.5 million of increased infrastructure and headcount in Synergy Europe and Asia Pacific.

Other Income (Expense), Net

Other income (expense) net, for the three months ended March 31, 2017, decreased $0.3 million to $1.3 million as compared to the same period in 2016. Other income for the three months ended March 31, 2017, primarily consisted of foreign exchange gains. Subsequently, the change in other income was primarily due to a decrease in foreign exchange gains.

Income Taxes

For the three months ended March 31, 2017 and 2016, the Company’s provision for income taxes, as a percentage of income before income taxes was 44.0 percent and 51.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2017, was primarily attributed to current year foreign losses, primarily related to China, that presently do not provide future tax benefit, partially offset by foreign tax credit benefits.

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

The Company’s U.S. federal income tax returns for 2013 through 2015, are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2010 through 2016.

As of March 31, 2017 and December 31, 2016, the Company had accrued approximately $6.8 million, respectively, related to unrecognized tax positions.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2017 and 2016, by business segment.

Three Months Ended March 31,	2017		2016
NSP Americas:
General health	$19,866	44.5%	$19,617	43.4%
Immune	5,073	11.4	5,576	12.3
Cardiovascular	3,316	7.4	3,112	6.9
Digestive	12,148	27.2	13,079	28.9
Personal care	1,886	4.2	930	2.1
Weight management	2,356	5.3	2,869	6.3
Total NSP Americas	44,645	100.0	45,183	100.0

NSP Russia, Central and Eastern Europe:
General health	$3,558	46.8%	$2,723	42.9%
Immune	763	10.0	540	8.5
Cardiovascular	531	7.0	477	7.5
Digestive	1,877	24.7	2,121	33.4
Personal care	608	8.0	249	3.9
Weight management	270	3.5	242	3.8
Total NSP Russia, Central and Eastern Europe	7,607	100.0	6,352	100.0

Synergy WorldWide:
General health	$6,687	24.5%	$8,640	28.9%
Immune	121	0.4	209	0.7
Cardiovascular	11,103	40.7	12,693	42.5
Digestive	3,465	12.7	2,487	8.3
Personal care	2,067	7.6	1,939	6.5
Weight management	3,870	14.2	3,880	13.0
Total Synergy WorldWide	27,313	100.0	29,848	100.0

China and New Markets:
General health	$880	24.9%	$471	46.2%
Immune	146	4.1	131	12.9
Cardiovascular	581	16.4	73	7.2
Digestive	1,642	46.5	260	25.5
Personal care	76	2.2	22	2.2
Weight management	208	5.9	62	6.1
Total China and New Markets	3,533	100.0	1,019	100.0

Consolidated:
General health	$30,991	37.3%	$31,451	38.2%
Immune	6,103	7.3	6,456	7.8
Cardiovascular	15,531	18.7	16,355	19.8
Digestive	19,132	23.0	17,947	21.8
Personal care	4,637	5.6	3,140	3.8
Weight management	6,704	8.1	7,053	8.6
Total Consolidated	$83,098	100.0%	$82,402	100.0%

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

As of March 31, 2017, the Company had approximately 236,200 "active Distributors and customers" (as defined below). A person who joins the Company’s independent sales force begins as an independent distributor. Many independent distributors sell the Company’s products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of March 31, 2017, the Company had approximately 14,900 "active independent Managers" (as defined below) worldwide. In many of the Company's markets, its independent Managers and Distributors are primarily retailers of the Company's products, including practitioners, proprietors of retail stores and other health and wellness specialists.

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

The Company pays sales commissions, or “volume incentives” to its Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that the Company expensed during the quarters ended March 31, 2017 and 2016, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

The Company's revenue is highly dependent upon the number and productivity of its independent Managers and Distributors. Growth in sales volume requires an increase in the productivity and/or growth in the total number of independent Managers and Distributors.

Within the Company, there are a number of different distributor compensation plans and qualifications, which generate active independent Managers and Distributors with different sales values in the different business segments.  Within the NSP Americas segment, the decline in active independent Managers and Distributors have resulted in declines in sales.  Within Synergy WorldWide, the sales qualifications required for active independent Managers and Distributors varies by market according to local economic factors.  As sales grow in markets with higher qualification values, and decline in those with lower qualification values, the resultant mix change influences the active independent Manager and Distributor counts. As a result, from time-to-time, changes in overall active independent Manager and Distributor counts may not be indicative of actual sales trends for the segment.

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of March 31,

	2017		2016
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	263,700	7,300	282,700	7,300
NSP Russia, Central and Eastern Europe	139,800	3,100	154,900	2,800
Synergy WorldWide	115,200	4,500	121,800	3,700
China and New Markets	5,400	—	—	—
	524,100	14,900	559,400	13,800

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of March 31,

	2017		2016
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	123,500	7,300	133,800	7,300
NSP Russia, Central and Eastern Europe	64,700	3,100	65,200	2,800
Synergy WorldWide	46,100	4,500	54,400	3,700
China and New Markets	1,900	—	—	—
	236,200	14,900	253,400	13,800

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

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Quarter Ended March 31,

	2017		2016
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	28,300	1,100	31,600	800
NSP Russia, Central and Eastern Europe	12,900	200	11,200	100
Synergy WorldWide	11,200	700	17,000	600
China and New Markets	1,000	—	—	—
	53,400	2,000	59,800	1,500

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Twelve Months Ended March 31,

	2017		2016
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	113,700	3,600	126,000	3,000
NSP Russia, Central and Eastern Europe	46,600	600	46,000	600
Synergy WorldWide	66,200	3,100	74,300	2,300
China and New Markets	5,400	—	—	—
	231,900	7,300	246,300	5,900

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2017, working capital was $31.0 million, compared to $31.5 million as of December 31, 2016.  At March 31, 2017, the Company had $33.1 million in cash and cash equivalents, of which $29.2 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

The Company's net consolidated cash inflows (outflows) are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating activities	$774	$2,862
Investing activities	(2,189)	(1,298)
Financing activities	943	2,853

Operating Activities

For the three months ended March 31, 2017, operating activities provided cash in the amount of $0.8 million, compared to cash provided in the amount of $2.9 million for the same period in 2016. Operating cash flows decreased due to timing of payments and receipts for accounts receivable, accounts payable and deferred revenue, and were partially offset by the timing of payments and receipts for inventories, other assets, and accrued liabilities.

Investing Activities

For the three months ended March 31, 2017, investing activities used cash in the amount of $2.2 million, compared to $1.3 million for the same period in 2016. Capital expenditures related to the purchase of equipment, computer systems and software for the three months ended March 31, 2017 and 2016, were $2.7 million and $1.3 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP program to provide the Company with a single integrated software solution that will integrate the Company’s business process on a worldwide basis, which the Company implemented in April 2017.

Financing Activities

For the three months ended March 31, 2017, financing activities provided cash in the amount of $0.9 million, compared to cash provided in the amount of $2.9 million for the same period in 2016. During the three months ended March 31, 2017 and 2016, the Company used cash to pay dividends in an aggregate amount of $1.9 million and $1.9 million, respectively.

The Company has a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that matures September 1, 2017. The Company pays interest at LIBOR plus 1.25 percent on any borrowings on the agreement (2.13 percent as of March 31, 2017). The Company must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. The Company believes that it has sufficient capital capacity to continue making long-term investments in its sales, marketing, science and product development initiatives and overall operations, as well as pursue strategic opportunities as they may arise. At March 31, 2017 and December 31, 2016, the Company had a balance of $13.3 million and $9.9 million, respectively, under the revolving credit agreement.

The revolving credit agreement contains financial covenants, including financial covenants relating to current ratio, leverage, and minimum EBITDA. In addition, the agreement restricts capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and the merger, consolidation and the transfer of assets except in the ordinary course of business. As of March 31, 2017, the Company was in compliance with these debt covenants. The revolving credit facility is collateralized by the Company's manufacturing facility, accounts receivable balance, inventory balance and other miscellaneous assets.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements other than operating leases. The Company does not believe that these operating leases are material to its current or future financial position, results of operations, revenues or expenses, cash flows, capital expenditures or capital resources.

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

A summary of the Company's significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2016. The Company believes the critical accounting policies and estimates described below reflect the more significant estimates and assumptions used in the preparation of its consolidated financial statements. The impact and any associated risks on its business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Contingencies

The Company is involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, it records its best estimate within the range related to the contingency. If there is no best estimate, it records the minimum of the range. As additional information becomes available, it assesses the potential liability related to the contingency and revises the estimates. Revision in estimates of the potential liabilities could materially affect its results of operations in the period of adjustment. The Company's contingencies are discussed in further detail in Note 9, “Commitments and Contingencies”, to the Notes of its Condensed Consolidated Financial Statements, of Item 1, Part 1 of this report.

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

Share-Based Compensation

The Company recognizes all share-based payments to Directors and employees, including grants of stock options and restricted stock units, to be recognized in the statement of operations based on their grant-date fair values. It records compensation expense, over the vesting period of the stock options based on the fair value of the stock options on the date of grant.

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

Foreign Currency Risk

During the three months ended March 31, 2017, approximately 54.6 percent of the Company's net sales and approximately 54.0 percent of its operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. The Company conducts business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, its operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition, but it has provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which it sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on its operating results. The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in its "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended March 31, 2017 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales	$83,098	(3,217)	(3.9)%	$(4,616)	(5.6)%	$(7,077)	(8.5)%

Cost and expenses
Cost of sales	21,728	(1,021)	(4.7)	(1,465)	(6.7)	(2,247)	(10.3)
Volume incentives	28,983	(1,191)	(4.1)	(1,709)	(5.9)	(2,620)	(9.0)
Selling, general and administrative	30,336	(966)	(3.2)	(1,386)	(4.6)	(2,125)	(7.0)

Operating income	$2,051	$(39)	(1.9)%	$(56)	(2.7)%	$(85)	(4.1)%

Certain of the Company’s operations, including Russia and Ukraine, are served by a U.S. subsidiary through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within its financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of its products and the purchasing power of its independent Managers, Distributors and customers within these markets. As a result of the current tension between Russia and Ukraine, economic pressures resulting from lower oil prices, and resultant government sanctions, the Russian ruble and the Ukrainian hryvnia have weakened significantly against the U.S. dollar, impacting net sales in this market. Should the conflict continue to escalate, exchanges rates for the Russian ruble, as well as the Ukrainian hryvnia could weaken further against the U.S. dollar, further impacting net sales in these markets.

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of March 31, 2017, (dollar amounts in thousands).

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$33,060	$(1,835)	(5.6)%	$(2,633)	(8.0)%	$(4,037)	(12.2)%
Accounts receivable, net	8,770	(192)	(2.2)	(275)	(3.1)	(422)	(4.8)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,787	(85)	(1.5)	(122)	(2.1)	(187)	(3.2)

Net Financial Instruments Subject to Exchange Rate Risk	$36,043	$(1,942)	(5.4)%	$(2,786)	(7.7)%	$(4,272)	(11.9)%

The following table sets forth the local currencies other than the U.S. dollar in which the Company’s assets that are subject to exchange rate risk were denominated as of March 31, 2017, and exceeded $1 million upon translation into U.S. dollars. None of its liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. The Company uses the spot exchange rate for translating balance sheet items from local currencies into its reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of March 31, 2017, (dollar amounts in thousands).

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of March 31, 2017
Cash and cash equivalents
Japan (Yen)	$2,998	111.1
South Korea (Won)	2,856	1,113.8
China (Yuan Renminbi)	2,401	6.9
Canada (Dollar)	1,585	1.3
European Markets (Euro)	1,443	0.9
Indonesia (Rupiah)	1,133	13,315.6
Thailand (Baht)	1,065	34.5
Other	6,703	Varies
Total foreign denominated cash and cash equivalents	20,184
U.S. dollars held by foreign subsidiaries	9,023
Total cash and cash equivalents held by foreign subsidiaries	$29,207

Finally, the following table sets forth the annual weighted average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which annualized net sales would exceed $10.0 million during any of the two periods presented. The Company uses the annual average exchange rate for translating items from the statement of operations from local currencies into the Company’s reporting currency.

Three Months Ended March 31,	2017	2016
Canada (Dollar)	1.3	1.4
European Markets (Euro)	0.9	0.9
Japan (Yen)	113.8	115.3
South Korea (Won)	1,154.9	1,205.8
Mexico (Peso)	20.3	18.0

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the Company's consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. As of March 31, 2017, the Company did not operate in any markets considered to have highly inflationary economies.

Interest Rate Risk

The primary objectives of the Company's investment activities are to preserve principal while maximizing yields without significantly increasing risk. These objectives are accomplished by purchasing investment grade securities. On March 31, 2017, the Company had investments of $1.8 million. A hypothetical 1.0 percent change in interest rates would not have had a material effect on the Company's liquidity, financial position or results of operations.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None.

Item 1A.            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which could have a material adverse effect on the Company's business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to the Company's risk factors since the filing of its Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. There were no shares repurchased by the Company during the three months ended March 31, 2017. At March 31, 2017, the remaining balance available for repurchases under the program was $13.4 million.
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

Nature's Sunshine Products, Inc.

Date:	May 10, 2017	/s/ Gregory L. Probert
Gregory L. Probert,
Chief Executive Officer and Chairman of the Board

Date:	May 10, 2017	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer