Form 10-Q
period 2017-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2017-08-09
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

The number of shares of Common Stock, no par value, outstanding on July 28, 2017, was 18,892,781 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended June 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to the Company's objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to vary materially. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, but include the following:

•
changes in laws and regulations, or their interpretation, applicable to direct selling or the nutritional supplement industry may prohibit or restrict the Company's ability to sell its products in some markets or require the Company to make changes to its business model in some markets;

•	legal challenges to its direct selling program or to the classification of its independent distributors;

•	complex legal and regulatory requirements in China, including the failure to obtain the necessary approvals and licenses to expand its direct sales activities in China;

•	extensive government regulations to which its products, business practices and manufacturing activities are subject;

•	the impact of anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

•	the full implementation of its joint venture for operations in China with Fosun Industrial Co., Ltd.;

•	registration of products for sale in China, or difficulty or increased cost of importing products into China;

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

It is not possible to predict or identify all potential risks and uncertainties and the above list is not a complete list of all potential risks and uncertainties. All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this report. Except as is required by law, the Company expressly disclaims any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Throughout this report, Nature’s Sunshine Products, Inc., together with its subsidiaries, are referred to as “the Company.”

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$31,821	$32,284
Accounts receivable, net of allowance for doubtful accounts of $190 and $205, respectively	9,220	7,738
Investments available for sale	—	1,776
Assets held for sale	—	521
Inventories	50,958	47,597
Prepaid expenses and other	5,902	4,585
Total current assets	97,901	94,501

Property, plant and equipment, net	72,662	73,272
Investment securities - trading	1,786	1,391
Intangible assets, net	1,007	976
Deferred income tax assets	21,391	21,590
Other assets	13,816	13,840
	$208,563	$205,570

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,361	$5,305
Accrued volume incentives and service fees	17,654	16,264
Accrued liabilities	21,798	24,400
Deferred revenue	5,258	3,672
Revolving credit facility payable	11,954	9,919
Income taxes payable	2,795	3,475
Total current liabilities	64,820	63,035

Liability related to unrecognized tax benefits	6,966	6,755
Deferred compensation payable	1,786	1,391
Other liabilities	1,307	1,991
Total liabilities	74,879	73,172

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,893 and 18,757 shares issued and outstanding, respectively	131,008	129,654
Retained earnings	12,805	12,718
Noncontrolling interests	756	1,286
Accumulated other comprehensive loss	(10,885)	(11,260)
Total shareholders’ equity	133,684	132,398
	$208,563	$205,570

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Net sales	$81,344	$89,366
Cost of sales	21,197	23,078
Gross profit	60,147	66,288

Operating expenses:
Volume incentives	28,288	30,791
Selling, general and administrative	31,836	31,249
Operating income	23	4,248
Other income (expense), net	441	(622)
Income before provision for income taxes	464	3,626
Provision for income taxes	884	1,260
Net income (loss)	(420)	2,366
Net loss attributable to noncontrolling interests	(233)	(202)
Net income (loss) attributable to common shareholders	$(187)	$2,568

Basic and diluted net income (loss) per common share:

Basic earnings (loss) per share attributable to common shareholders	$(0.01)	$0.14

Diluted earnings (loss) per share attributable to common shareholders	$(0.01)	$0.14

Weighted average basic common shares outstanding	18,876	18,723
Weighted average diluted common shares outstanding	18,876	18,940

Dividends declared per common share	$—	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Net sales	$164,442	$171,768
Cost of sales	42,925	45,098
Gross profit	121,517	126,670

Operating expenses:
Volume incentives	57,271	60,668
Selling, general and administrative	62,172	59,634
Operating income	2,074	6,368
Other income, net	1,716	937
Income before provision for income taxes	3,790	7,305
Provision for income taxes	2,347	3,150
Net income	1,443	4,155
Net loss attributable to noncontrolling interests	(530)	(482)
Net income attributable to common shareholders	$1,973	$4,637

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.10	$0.25

Diluted earnings per share attributable to common shareholders	$0.10	$0.24

Weighted average basic common shares outstanding	18,861	18,708
Weighted average diluted common shares outstanding	19,251	18,946

Dividends declared per common share	$0.10	$0.20

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Net income (loss)	$(420)	$2,366
Foreign currency translation gain (loss), net of tax	(552)	537
Net unrealized gains on investment securities (net of tax)	15	4
Total comprehensive income (loss)	$(957)	$2,907

	Six Months Ended June 30,
	2017	2016
Net income	$1,443	$4,155
Foreign currency translation gain (net of tax)	360	462
Net unrealized gains on investment securities (net of tax)	15	16
Total comprehensive income	$1,818	$4,633

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2017	18,757	$129,654	$12,718	$1,286	$(11,260)	$132,398
Share-based compensation expense	—	1,762	—	—	—	1,762
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	136	(408)	—	—	—	(408)
Cash dividends ($0.10 per share)	—	—	(1,886)	—	—	(1,886)
Net income	—	—	1,973	(530)	—	1,443
Other comprehensive income	—	—	—	—	375	375
Balance at June 30, 2017	18,893	$131,008	$12,805	$756	$(10,885)	$133,684

See accompanying notes to condensed consolidated financial statements.
NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,443	$4,155
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(22)	62
Depreciation and amortization	3,585	2,396
Share-based compensation expense	1,762	1,586
(Gain) loss on sale of property and equipment	(10)	78
Deferred income taxes	263	311
Purchase of trading investment securities	(367)	(252)
Proceeds from sale of trading investment securities	73	56
Realized and unrealized gains on investments	(79)	(60)
Foreign exchange gains	(1,882)	(546)
Changes in assets and liabilities:
Accounts receivable	(1,429)	(164)
Inventories	(2,359)	(6,177)
Prepaid expenses and other current assets	(1,221)	(912)
Other assets	358	(1,027)
Accounts payable	109	2,402
Accrued volume incentives and service fees	1,082	2,798
Accrued liabilities	(3,542)	950
Deferred revenue	1,586	735
Income taxes payable	(636)	(150)
Liability related to unrecognized tax benefits	207	231
Deferred compensation payable	395	(9)
Net cash provided by (used in) operating activities	(684)	6,463
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,134)	(4,592)
Proceeds from sale of property, plant and equipment	522	—
Proceeds from sale/maturities of investments available for sale	1,776	—
Net cash used in investing activities	(836)	(4,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(1,886)	(3,756)
Net borrowings on revolving credit facility	2,035	1,224
Net proceeds from the exercise of stock options	104	59
Payment of withholding taxes related to the vesting of restricted stock units	(512)	(169)
Net cash used in financing activities	(259)	(2,642)
Effect of exchange rates on cash and cash equivalents	1,316	779
Net increase (decrease) in cash and cash equivalents	(463)	8
Cash and cash equivalents at the beginning of the period	32,284	41,420
Cash and cash equivalents at the end of the period	$31,821	$41,428
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,418	$3,036
Cash paid for interest	108	122

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation. The Company consolidates the joint ventures in Hong Kong and China in its consolidated financial statements, with another party's interest presented as noncontrolling interest. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of June 30, 2017, and for the three and six-month periods ended June 30, 2017 and 2016.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2017.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Noncontrolling Interests

Noncontrolling interests decreased as a result of the net loss attributable to the noncontrolling interests by 0.5 million and $0.5 million during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, and December 31, 2016, noncontrolling interests were 0.8 million and $1.3 million, respectively.

Classification of Ukraine as a Highly Inflationary Economy and Devaluation of Its Currency

As of June 2017, Ukraine has been designated as a highly inflationary economy. The U.S. dollar is the Company’s functional currency for this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Ukrainian subsidiary.  However, as a result of the weakening of the Ukraine Hryvnia, the purchasing power of the Company’s independent Distributors in this market has diminished. During the three months ended June 30, 2017 and 2016, the Company’s Ukrainian subsidiary’s net sales represented approximately 2.1 percent and 2.0 percent of consolidated net sales, respectively. During the six months ended June 30, 2017 and 2016, the Company’s Ukrainian subsidiary’s net sales represented approximately 2.4 percent and 2.1 percent of consolidated net sales, respectively.

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

The Company is concluding the assessment phase of implementing this guidance. The Company has evaluated each of the five steps in Topic 606, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. The Company expects to identify similar performance obligations under ASC Topic 606, as compared with deliverables and separate units of account previously identified. As a result, the adoption of this ASU is not expected to have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that entities with a classified statement of financial position present all deferred tax assets and liabilities as noncurrent. This update is effective and has been applied on the retrospective basis. Other than the netting of current deferred tax assets of $5.6 million, which increased long-term deferred tax assets from $16.0 million to $21.6 million as of December 31, 2016, the adoption of this ASU did not have a material impact on the Company’s results of operations and consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update specifies that lessees should recognize assets and liabilities arising from all leases, except for leases with a lease term of 12 months or less. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The ASU will be effective for annual periods beginning after December 15, 2018 with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations; however, it is expected to gross-up the consolidated balance sheet as a result of recognizing a lease asset along with a similar lease liability.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. While the Company does not expect the adoption of ASU 2017-09 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-09 may have on its results of operations, consolidated financial statements and footnote disclosures.

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$12,969	$14,995
Work in progress	1,141	694
Finished goods	36,848	31,908
Total inventory	$50,958	$47,597

(3)    Investments

As of June 30, 2017, the Company had no investments available for sale. Proceeds from the sale of available-for-sale investments were $1.8 million during the six-month period ended June 30, 2017.

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows (dollar amounts in thousands):

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,799	$—	$(23)	$1,776
Total short-term investment securities	$1,799	$—	$(23)	$1,776

There were no proceeds from the sale of investments during the six-months ended June 30, 2016.

The Company’s trading securities portfolio totaled $1.8 million at June 30, 2017, and $1.4 million at December 31, 2016, and generated gains of $51,000 and $28,000 for the three months ended and $102,000 and $35,000 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, and December 31, 2016, the Company had an unrealized loss of $0 and $23,000, respectively, in its U.S. government securities funds. There were no securities that were in a loss position for more than 12 months.

(4)    Revolving Credit Facility

The Company had a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that was to mature on September 1, 2017, in accordance with its terms (the “Wells Fargo Credit Agreement”). The Company paid interest under the Wells Fargo Credit Agreement at LIBOR plus 1.25 percent (2.50 percent as of June 30, 2017, and 2.13 percent at December 31, 2016), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. The Company settled its net borrowings under the Wells Fargo Credit Agreement daily, and as a result, classified its outstanding borrowings as current on its condensed consolidated balance sheet as of June 30, 2017. At June 30, 2017, and December 31, 2016, the outstanding balance under the Wells Fargo Credit Agreement was $12.0 million and $9.9 million, respectively. The Company was in compliance with the debt covenants set forth in the Wells Fargo Credit Agreement as of June 30, 2017.

On July 11, 2017, the Company entered into a revolving credit agreement with Bank of America, N.A with a borrowing limit of $25.0 million that matures on July 11, 2020 (the “Bank of America Credit Agreement”). In connection with the closing of the Bank of America Credit Agreement, the Company terminated the Wells Fargo Credit Agreement and satisfied in full the outstanding balance thereof through borrowings on the Bank of America Credit Agreement. The Company pays interest under the Bank of America Credit Agreement at LIBOR plus 1.25 percent on any borrowings and pays an annual commitment fee of 0.2 percent on the unused portion of the commitment.

The Bank of America Credit Agreement contains customary financial covenants, including financial covenants relating to the Company’s solvency, leverage, and minimum EBITDA. In addition, the Bank of America Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Bank of America Credit Agreement. The Bank of

America Credit Agreement is collateralized by the Company's manufacturing facility, accounts receivable balance, inventory balance and other assets.

(5)    Net Income (Loss) Per Share

Basic net income (loss) per common share (“Basic EPS”), is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2017 and 2016 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017		2016	2017	2016
Net income (loss) attributable to common shareholders	$(187)		$2,568	$1,973	$4,637

Basic weighted average shares outstanding	18,876		18,723	18,861	18,708

Basic earnings (loss) per share attributable to common shareholders	$(0.01)		$0.14	$0.10	$0.25

Diluted shares outstanding
Basic weighted-average shares outstanding	18,876		18,723	18,861	18,708
Stock-based awards	—		217	390	238
Diluted weighted-average shares outstanding	18,876		18,940	19,251	18,946

Diluted earnings (loss) per share attributable to common shareholders	$(0.01)		$0.14	$0.10	$0.24

Dilutive shares excluded from diluted-per-share amounts:
Stock options	—	(1)	86	371	86

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	2,444	(1)	1,445	1,363	1,445

(1)   As a result of the net loss for the three months ended June 30, 2017, no potentially dilutive securities are included in the calculation of diluted earnings (loss) per share because such effect would be anti-dilutive. Potentially dilutive securities include 1,540 outstanding options to purchase shares of common stock and 904 restricted stock units.

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based options to purchase shares of common stock for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both (i) non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and (ii) shares that would be anti-dilutive to the computation of diluted net income per share for each of the years presented.

(6)    Capital Transactions

Dividends

On March 7, 2017, the Company announced a cash dividend of $0.10 per common share in the aggregate of $1.9 million, which was paid on April 3, 2017, to shareholders of record as of March 22, 2017.

On May 10, 2017, the Company announced that its Board of Directors elected to suspend the payment of quarterly dividends. The Company's Board of Directors will periodically evaluate the Company’s dividend policy in the future. The declaration of future dividends is subject to the discretion of the Company’s Board of Directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

Share Repurchase Program

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At June 30, 2017, the remaining balance available for repurchases under the program was $13.4 million. There were no repurchases of common shares under the share repurchase program by the Company during the six months ended June 30, 2017 and 2016.

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

Stock Options

The Company’s outstanding stock options include time-based stock options, which vest over differing periods of time ranging from the date of issuance to up to 48 months from the option grant date, and performance-based stock options, which have already vested upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options.

Stock option activity for the six-month period ended June 30, 2017, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2016	1,524	$12.41
Granted	25	13.50
Forfeited or canceled	—	—
Exercised	(9)	11.98
Options outstanding at June 30, 2017	1,540	12.34

During the six months ended June 30, 2017, the Company issued options to purchase 25,000 shares of common stock under the 2012 Stock Incentive Plan to a new member of the Company's Board of Directors. These options were issued with an exercise price of $13.50 per share and a grant date fair value of $4.94 per share, with expected life of five years, risk-free interest rate of 1.8 percent, and expected volatility of 39.8 percent.

During the six months ended June 30, 2017, the Company modified vested options to purchase 131,000 shares of common stock for one individual (included in options outstanding above) to extend the expiration date for approximately one year. It is expected the options will terminate by June 30, 2018. This was a modification of the terms of an equity award, and accordingly, the Company treated this as an exchange of the original award for a new award. The Company recorded incremental compensation expense of approximately $0.1 million for the six months ended June 30, 2017, which was included in selling, general and administrative expense on the accompanying statements of operations.

Share-based compensation expense from time-based stock options for the three-month periods ended June 30, 2017 and 2016, was approximately $0.3 million and $0.2 million, respectively. Share-based compensation expense from time-based stock options for the six-month periods ended June 30, 2017 and 2016, was approximately $0.4 million and $0.4 million, respectively. As of June 30, 2017 and December 31, 2016, the unrecognized share-based compensation expense related to the grants described above was $0.2 million and $0.3 million, respectively. As of June 30, 2017, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 0.6 years.

At June 30, 2017, the aggregate intrinsic value of outstanding stock options to purchase 1,540,000 shares of common stock, exercisable stock options to purchase 1,409,000 shares of common stock and stock options to purchase 130,000 shares of common stock that are expected to vest was $2.2 million, $2.2 million and $0, respectively. At December 31, 2016, the aggregate intrinsic value of outstanding options to purchase 1,524,000 shares of common stock, the exercisable options to purchase 1,201,000 shares of common stock, and options to purchase 306,000 shares of common stock expected to vest was $4.2 million, $3.7 million and $0.4 million, respectively.

For the six-month periods ended June 30, 2017 and 2016, the Company issued 9,000 and 25,000 shares of common stock upon the exercise of stock options at an average exercise price of $11.98 and $2.35 per share, respectively. The aggregate intrinsic values of options exercised during the six-month periods ended June 30, 2017 and 2016, was $7,000 and $0.2 million, respectively. For the six-month period ended June 30, 2017 and 2016, the Company recognized $0 and $0.1 million of tax benefits from the exercise of stock options during the period, respectively.

Restricted Stock Units

The Company’s outstanding restricted stock units ("RSUs"), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 48 months from the RSU grant date, as well as performance-based RSUs, which vest either upon achieving cumulative annual net sales growth targets over a rolling one-year period or upon achieving earnings-per-share targets over a rolling one-year period. RSUs granted to the Board of Directors contain a restrictive period pursuant to which the shares are not issued until two years after vesting. At June 30, 2017, and December 31, 2016, there were 65,000 and 69,000, respectively, vested RSUs that have been granted to the Board of Directors that have vested but remain subject to the two-year restriction period.

RSU activity for the six-month period ended June 30, 2017, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2016	838	$11.39
Granted	256	12.69
Forfeited	(25)	12.37
Issued	(165)	12.16
Restricted Stock Units outstanding at June 30, 2017	904	11.68

During the six-month period ended June 30, 2017, the Company granted 256,000 RSUs under the 2012 Incentive Plan to the Company’s Board of Directors, executive officers and other employees, which were comprised of both time-based RSUs and net sales and operating income and earnings-per-share performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $12.69 per share and vest in annual installments over a three-year period from the grant date or according to the restrictions for the Board of Directors noted above. The net sales and operating income and earnings-per-share performance-based RSUs were issued with a weighted-average grant date fair value of $13.35 per share and vest upon achieving both (i) net sales and operating income targets over a three-year period from the grant date and (ii) earnings-per-share targets over a six-year period from the grant date.

RSUs are valued at market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period.

Share-based compensation expense for RSUs for the three-month periods ended June 30, 2017 and 2016, was approximately $0.7 million and $0.5 million, respectively. Share-based compensation expense from RSUs for the six-month periods ended June 30, 2017 and 2016, was approximately $1.3 million and $1.1 million, respectively. As of June 30, 2017, and December 31, 2016, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.6 million and $2.0 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.2 years.

The Company has not recognized any share-based compensation expense related to the net sales and earnings-per-share performance-based RSUs for the six-month periods ended June 30, 2017 and 2016.  Should the Company attain all of the net sales metrics related to the net sales performance-based stock option grants, the Company would recognize up to $4.2 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to the Company's share-based compensation plans is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was 20,000 shares for the six-month period ended June 30, 2017. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

(7)    Segment Information

The Company has four business segments. These business segments are components of the Company for which separate information is available and evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company's four business segments are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations. Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and China and New Markets), and one business segment operates under the Synergy® WorldWide brand.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales:
NSP Americas	$39,421	$44,725	$84,066	$89,908
NSP Russia, Central and Eastern Europe	6,662	6,269	14,269	12,621
Synergy WorldWide	30,363	33,013	57,676	62,861
China and New Markets	4,898	5,359	8,431	6,378
Total net sales	81,344	89,366	164,442	171,768

Contribution margin (1):
NSP Americas	16,495	19,103	35,690	38,020
NSP Russia, Central and Eastern Europe	2,246	2,065	4,755	4,246
Synergy WorldWide	9,410	10,245	17,609	19,184
China and New Markets	3,708	4,084	6,192	4,552
Total contribution margin	31,859	35,497	64,246	66,002

Selling, general and administrative expenses (2)	31,836	31,249	62,172	59,634
Operating income	23	4,248	2,074	6,368

Other income (expense), net	441	(622)	1,716	937
Income from continuing operations before provision for income taxes	$464	$3,626	$3,790	$7,305
_________________________________________

(1)   Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in the China and New Markets segment related to sales in China, occurring after the Company's receipt of its direct selling license, and pre-opening product sales through Hong Kong totaled $1.7 million and $2.6 million for the three and six-month periods ended June 30, 2017, respectively, compared to $2.0 million for the three and six-month periods ended June 30, 2016. These service fees are included in the Company's selling, general and administrative expenses.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales for the three and six-month periods ended June 30, 2017 and 2016, as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales:
United States	$33,805	$37,598	$71,540	$75,893
South Korea	12,486	15,473	23,832	28,671
Other	35,053	36,295	69,070	67,204
	$81,344	$89,366	$164,442	$171,768

Net Sales generated by each of the Company’s product lines is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NSP Americas:
General health	$18,181	$20,234	$38,047	$39,851
Immune	3,169	3,738	8,242	9,314
Cardiovascular	2,820	3,418	6,136	6,530
Digestive	11,660	11,845	23,808	24,924
Personal care	1,487	2,853	3,373	3,783
Weight management	2,104	2,637	4,460	5,506
	39,421	44,725	84,066	89,908
NSP Russia, Eastern and Central Europe:
General health	$2,941	$2,501	$6,499	$5,224
Immune	638	857	1,401	1,397
Cardiovascular	480	493	1,011	970
Digestive	2,030	1,407	3,907	3,528
Personal care	424	853	1,032	1,102
Weight management	149	158	419	400
	6,662	6,269	14,269	12,621
Synergy WorldWide:
General health	$7,624	$9,694	$14,311	$18,334
Immune	117	41	238	250
Cardiovascular	12,603	13,505	23,706	26,198
Digestive	4,154	3,442	7,619	5,929
Personal care	1,926	1,948	3,993	3,887
Weight management	3,939	4,383	7,809	8,263
	30,363	33,013	57,676	62,861
China and New Markets:
General health	$1,085	$1,537	$1,965	$2,008
Immune	120	216	266	347
Cardiovascular	972	1,450	1,553	1,523
Digestive	1,813	1,262	3,455	1,522
Personal care	45	439	121	461
Weight management	863	455	1,071	517
	4,898	5,359	8,431	6,378
	$81,344	$89,366	$164,442	$171,768

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	June 30, 2017	December 31, 2016
Property, plant and equipment:
United States	$69,876	$70,770
Other	2,786	2,502
Total property, plant and equipment	$72,662	$73,272

(8)    Income Taxes

For the three months ended June 30, 2017 and 2016, the Company’s provision for income taxes, as a percentage of income before income taxes was 190.5 percent and 34.7 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2017 and 2016, the Company’s provision for income taxes, as a percentage of income before income taxes was 61.9 percent and 43.1 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2017, was primarily attributed to current year foreign losses, primarily related to China, that presently do not provide future tax benefit, partially offset by foreign tax credit benefits.

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

The difference between the effective tax rate and the U.S. federal statutory tax rate for the six months ended June 30, 2016, was attributed to current year foreign losses, primarily related to China, that presently do not provide future tax benefit, and an adjustment of a prior year deferred tax asset related to foreign currency translation amounts, offset partially by foreign tax credits arising from intercompany dividends paid by foreign subsidiaries to the U.S. corporation.

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

As of June 30, 2017, the company had accrued $7.0 million related to unrecognized tax positions, compared with $6.8 million as of December 31, 2016. This net increase was primarily attributed to changes in contingencies related to international tax.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of June 30, 2017 and December 31, 2016, accrued liabilities were $0.3 million, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company believes future payments related to these matters could range from $0 to approximately $3.8 million.

Other Litigation

The Company is party to various other legal proceedings in several foreign jurisdictions related to value-added tax assessments and other civil litigation.  As of each of June 30, 2017, and December 31, 2016, accrued liabilities were $0.7 million related to the estimated outcome of these proceedings. In addition, the Company is party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $0.5 million.

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

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of June 30, 2017 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Trading Investment securities	1,786	—	—	1,786
Total assets measured at fair value on a recurring basis	$1,786	$—	$—	$1,786

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2016 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
U.S. government security funds	$1,776	$—	$—	$1,776
Trading Investment securities	1,391	—	—	1,391
Total assets measured at fair value on a recurring basis	$3,167	$—	$—	$3,167

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

For the six months ended June 30, 2017, and for the year ended December 31, 2016, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and the revolving credit facility payable approximate fair value due to their short-term nature. During the six months ended June 30, 2017 and 2016, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and its other reports filed since the date of such Form 10-K.

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

The Company’s independent distributors market and sell the Company's products to customers and sponsor other independent distributors who also market the Company's products to customers. The Company's revenue is highly dependent upon the number and productivity of its independent distributors. Growth in sales volume requires an increase in the productivity of its independent distributors and/or growth in the total number of its independent distributors. The Company seeks to motivate and provide incentives to its independent distributors by offering high quality products and providing its independent distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

In the second quarter of 2017, the Company experienced a decrease in its consolidated net sales of 9.0 percent (or a decrease of 8.9 percent in local currencies) compared to the same period in 2016. NSP Russia, Central and Eastern Europe net sales increased approximately 6.3 percent compared to the same period in 2016. NSP Americas net sales decreased approximately 11.9 percent compared to the same period in 2016 (or 11.5 percent in local currencies). China and New Markets net sales decreased approximately 8.6 percent compared to the same period in 2016. Synergy WorldWide net sales decreased approximately 8.0 percent compared to the same period in 2016 (or 8.2 percent in local currencies). The weakening of the U.S. dollar versus the local currencies primarily in the Company's Asian markets resulted in an approximate 0.1 percent, or $0.1 million decrease of its net sales during the quarter.

In second quarter of 2016, the Company began making pre-opening product sales through Hong Kong while awaiting its direct selling license in China. During the second quarter of 2017, the Company received its direct selling license in China, which allows the Company to expand its business scope in China to include direct selling activities.

The Company made a significant investment in its information systems of approximately $48.0 million as of June 30, 2017, and began the initial implementation of the Oracle ERP system on April 2, 2017, for the Company’s NSP Americas segment as well as other corporate operations. The implementation of Oracle ERP negatively impacted net sales and profitability during the second quarter of 2017, primarily by causing wait times for calls into the Company's call center to be longer than usual and by causing difficulties within the Company's on-line product ordering system. The Company is actively addressing these issues, but anticipates the implementation of the Oracle ERP system may continue to negatively impact net sales and profitability throughout the remainder of 2017.

RESULTS OF OPERATIONS

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$81,344	100.0%	$89,366	100.0%	$(8,022)	(9.0)%
Cost of sales	21,197	26.1	23,078	25.8	(1,881)	(8.2)
	60,147	73.9	66,288	74.2	(6,141)	(9.3)
Volume incentives	28,288	34.8	30,791	34.5	(2,503)	(8.1)
SG&A expenses	31,836	39.1	31,249	35.0	587	1.9
Operating income	23	—	4,248	4.8	(4,225)	(99.5)
Other income (expense), net	441	0.5	(622)	(0.7)	1,063	170.9
Income from continuing operations before income taxes	464	0.6	3,626	4.1	(3,162)	(87.2)
Provision for income taxes	884	1.1	1,260	1.4	(376)	(29.8)
Net income (loss)	$(420)	(0.5)%	$2,366	2.6%	$(2,786)	(117.8)%

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$164,442	100.0%	$171,768	100.0%	$(7,326)	(4.3)%
Cost of sales	42,925	26.1	45,098	26.3	(2,173)	(4.8)
	121,517	73.9	126,670	73.7	(5,153)	(4.1)
Volume incentives	57,271	34.8	60,668	35.3	(3,397)	(5.6)
SG&A expenses	62,172	37.8	59,634	34.7	2,538	4.3
Operating income	2,074	1.3	6,368	3.7	(4,294)	(67.4)
Other income, net	1,716	1.0	937	0.5	779	83.1
Income from continuing operations before income taxes	3,790	2.3	7,305	4.3	(3,515)	(48.1)
Provision for income taxes	2,347	1.4	3,150	1.8	(803)	(25.5)
Net income	$1,443	0.9%	$4,155	2.4%	$(2,712)	(65.3)%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$33,190	$37,439	(11.3)%	$(117)	(11.0)%
NSP Latin America	6,231	7,286	(14.5)	(37)	(14.0)
	39,421	44,725	(11.9)	(154)	(11.5)
NSP Russia, Central and Eastern Europe	6,662	6,269	6.3	12	6.1
Synergy WorldWide:
Synergy Asia Pacific	21,271	23,397	(9.1)	217	(10.0)
Synergy Europe	6,097	6,738	(9.5)	(165)	(7.1)
Synergy North America	2,995	2,878	4.1	—	4.1
	30,363	33,013	(8.0)	52	(8.2)
China and New Markets	4,898	5,359	(8.6)	—	(8.6)
	$81,344	$89,366	(9.0)%	$(90)	(8.9)%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$71,236	$75,745	(6.0)%	$(21)	(5.9)%
NSP Latin America	12,830	14,163	(9.4)	(121)	(8.6)
	84,066	89,908	(6.5)	(142)	(6.3)
NSP Russia, Central and Eastern Europe	14,269	12,621	13.1	(17)	13.2
Synergy WorldWide:
Synergy Asia Pacific	40,052	44,213	(9.4)	810	(11.2)
Synergy Europe	12,022	12,994	(7.5)	(380)	(4.6)
Synergy North America	5,602	5,654	(0.9)	—	(0.9)
	57,676	62,861	(8.2)	430	(8.9)
China and New Markets	8,431	6,378	32.2	—	32.2
	$164,442	$171,768	(4.3)%	$271	(4.4)%

Consolidated net sales for the three and six months ended June 30, 2017, was $81.3 million and $164.4 million, respectively, compared to $89.4 million and $171.8 million for the same periods in 2016, which are decreases of approximately 9.0 percent and 4.3 percent, respectively. The decrease was principally related to decreases in NSP Americas and Synergy WorldWide segments. NSP Americas decreased $5.3 million and $5.8 million for the three and six months ended June 30, 2017, compared to the same periods in 2016. Synergy WorldWide decreased $2.7 million and $5.2 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. China and New Markets decreased $0.5 million and increased $2.1 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The three and six months ended June 30, 2017, were impacted by an unfavorable $0.1 million and a favorable $0.3 million in foreign currency exchange rate fluctuations, respectively. NPS Russia, Central and Eastern Europe net sales increased $0.4 million and $1.6 million for the three and six months ended June 30, 2017, respectively. Excluding the impacts of foreign currency exchange rate fluctuations, consolidated net sales decreased by 8.9 percent and 4.4 percent, respectively, from the same periods in 2016.

NSP Americas

Net sales from the Company's NSP Americas segment for the three and six months ended June 30, 2017, were $39.4 million and $84.1 million, respectively, compared to $44.7 million and $89.9 million for the same periods in 2016, or decreases of 11.9 percent and 6.5 percent, respectively. Net sales declined primarily due to interruptions in customer service associated with the implementation of the Oracle ERP system, which began in the Company's NSP America's segment during the second quarter of 2017. The implementation of the Oracle ERP system caused wait times for calls into the Company's call center to be longer than usual and caused difficulties within the Company's on-line product ordering system. The Company is addressing these issues and continues to address other issues relating to the implementation of the Oracle ERP system. The Company anticipates that the implementation of the Oracle ERP system may continue to negatively impact net sales and profitability throughout the remainder of 2017. In local currency, net sales decreased 11.5 percent and 6.3 percent, compared to the same three and six month periods in 2016, respectively. Fluctuations in foreign exchange rates had a $0.1 million favorable impact on net sales for the six months ended June 30, 2017. Active Managers within NSP Americas totaled approximately 6,400 and 7,000 at June 30, 2017 and 2016, respectively. Active Distributors and customers within NSP Americas totaled approximately 105,500 and 129,700 at June 30, 2017 and 2016, respectively. The issues associated with the implementation of the Oracle ERP system were a significant cause for the decrease in the number of independent Managers, Distributors and customers and negatively impacted the Company's ability to attract new Distributors and customers. Independent Managers and active independent Distributors and customers were down 18.1 percent, compared to the same period in 2016. The active independent Managers category includes independent Managers under the Company's various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active Distributors and customers category includes independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales decreased approximately $3.9 million and $4.3 million, or 11.3 percent and 6.1 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to the issues associated with the implementation of the Oracle ERP system in the Company's NSP Americas segment during the second quarter of 2017.

In Canada, net sales decreased approximately $0.3 million and $0.2 million, respectively, or 12.1 percent and 3.6 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. In local currency, net sales decreased 7.8 percent and 3.2 percent compared to the same periods in 2016, primarily due to the issues associated with the Company's implementation of the Oracle ERP System in the Company's NSP Americas segment during the second quarter of 2017.

In Latin America, net sales decreased approximately $1.1 million and $1.3 million, or 14.5 percent and 9.4 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. In local currency, net sales for the three and six months ended June 30, 2017, decreased 14.0 percent and 8.6 percent, respectively, compared to the same periods in 2016. Currency devaluation had a $37,000 and $0.1 million favorable impact on net sales for the three and six months ended June 30, 2017, respectively. The decrease in net sales was primarily due to the issues associated with the implementation of the Oracle ERP system in the Company's NSP Americas segment during the second quarter of 2017. Net sales in Latin America continues to be negatively impacted by changing regulations for product registration that affect the Company's ability to sell some of its products in certain countries in Latin America. To address this, the Company continues to emphasize the IN.FORM business model, which includes products the Company anticipates will be acceptable for registration under the changing product registration requirements in Latin America, and, at the same time, ensuring its resources are aligned with this initiative.

 NSP Russia, Central and Eastern Europe

Net sales related to NSP Russia, Central and Eastern Europe markets (primarily Russia, Ukraine, Poland, and Belarus), for the three and six months ended June 30, 2017, were $6.7 million and $14.3 million, respectively, compared to $6.3 million and $12.6 million for the same periods in 2016, or an increase of 6.3 percent and 13.1 percent, respectively. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 2,700 and 2,400 at June 30, 2017 and 2016, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 60,000 and 62,600 at June 30, 2017 and 2016, respectively. Net sales increased primarily as a result of the relative stabilization of Russian ruble against the U.S. dollar. Despite the increase in net sales during the period, the Company anticipates that sales in its NSP Russia, Central and Eastern Europe segment may be significantly affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation. The Company continues to evaluate various options to keep the distributor base engaged, including expansion of the Company's business into additional countries in Central and Eastern Europe. The Company believes that its relationship with its local partner will provide a solid foundation for growth when the political and economic conditions stabilize in the region.

Synergy WorldWide

Synergy WorldWide reported net sales for the three and six months ended June 30, 2017, of $30.4 million and $57.7 million, respectively, compared to $33.0 million and $62.9 million for the same periods in 2016, or decreases of 8.0 percent and 8.2 percent, respectively. This decrease was primarily due to decline in sales in the segment's Asia Pacific and Europe region, offset by growth in North America. The three and six months ended June 30, 2017, were impacted by a favorable $0.1 million and $0.4 million in foreign currency exchange rate fluctuations, respectively. In local currency, net sales decreased for the three and six months ended June 30, 2017 by 8.2 percent and 8.9 percent compared to the same periods in 2016. Active independent Managers within Synergy WorldWide totaled approximately 4,100 and 3,800 at June 30, 2017 and 2016, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 49,000 and 56,600 at June 30, 2017 and 2016, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling method.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales decreased $3.0 million and $4.8 million, or 19.3 percent and 16.9 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. In local currency, net sales for the three and six months ended June 30, 2017, decreased 21.8 percent and 19.8 percent, respectively, compared to the same periods in 2016. The decrease in local currency net sales was primarily due to a reduction in distributor engagement as well as recent geopolitical tension and economic conditions in the region. These conditions may continue for the foreseeable future and may, therefore, continue to negatively impact the Company's future financial results.

In Japan, net sales increased $1.5 million and $1.6 million, or 38.6 percent and 21.2 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. In local currency, net sales for the three and six months ended June 30, 2017, increased 43.0 percent and 22.1 percent, respectively, compared to the same periods in 2016. The increase in local currency net sales is primarily tied to new sales program launched in the last year that has begun to gain traction and encourage distributor engagement.

In Europe, net sales decreased $0.6 million and $1.0 million, or 9.5 percent and 7.5 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. In local currency, net sales for the three and six months ended June 30, 2017, decreased 7.1 percent and 4.6 percent compared to the same periods in 2016. The decrease in local currency net sales is primarily due to market saturation and a reduction in sales activity in the market's Scandinavian countries.

In North America, net sales increased approximately $0.1 million and decreased $0.1 million, or an increase of 4.1 percent and a decrease of 0.9 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The Company is working to implement growth initiatives to more effectively attract new Distributors and provide improved training and motivation.

China and New Markets

China and New Markets had net sales for the three and six months ended June 30, 2017, of $4.9 million and $8.4 million, respectively, compared to $5.4 million and $6.4 million for the same periods in 2016, or a decrease of 8.6 percent and an increase of 32.2 percent, respectively. The net sales decrease for the quarter is the result of prior year pre-opening product sales through Hong Kong, which began during the three months ended June 30, 2016. The year-to-date net sales increase is the result of no sales made during the first quarter of 2016. The Company received its direct selling license in China during the three months ended June 30, 2017, which allows the Company to expand its business scope to include direct selling activities within China.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and China and New Markets business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 26.1 percent for the three and six months ended June 30, 2017, respectively, compared to 25.8 percent and 26.3 percent for the same periods in 2016. The change in the cost of sale percentage for the three month period is primarily due to the change in market mix.

Volume Incentives

Volume incentives are a significant part of the Company's direct sales marketing program, and represent commission payments to independent distributors. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various operations.

Volume incentives as a percent of net sales was 34.8 percent for the three and six months ended June 30, 2017, respectively, compared to 34.5 percent and 35.3 percent for the same periods in 2016. The change in volume incentives as a percent of net sales for the six month period is primarily due to change in segment market mix such as the sales growth in China and New Markets related to sales in China, occurring after the Company's receipt of its direct selling license, and pre-opening product sales through Hong Kong, for which no volume incentives are paid. Rather, in China the Company pays independent service fees which are included in selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by approximately $0.6 million and $2.5 million, respectively, to $31.8 million and $62.2 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Selling, general and administrative expenses were 39.1 percent and 37.8 percent of net sales for the three and six months ended June 30, 2017, respectively, compared to 35.0 percent and 34.7 percent for the same periods in 2016. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily related to:

•	$0.5 million and $1.8 million of increased investment in China during the three and six months ended June 30, 2017, respectively;

•	$1.2 million of increased depreciation related to the Oracle ERP implementation project incurred for the three and six months ended June 30, 2017;

•	$0.7 million reduction of reserves for product liability for the three and six months ended June 30, 2017.

Other Income (Expense), Net

Other income (expense) net, for the three and six months ended June 30, 2017, increased $1.1 million and $0.8 million, respectively, to $0.4 million and $1.7 million as compared to the same periods in 2016. The change in other income was primarily due to changes in foreign exchange gains and losses.

Income Taxes

For the three months ended June 30, 2017 and 2016, the Company’s provision for income taxes, as a percentage of income before income taxes was 190.5 percent and 34.7 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the six months ended June 30, 2017 and 2016, the Company’s provision for income taxes, as a percentage of income before income taxes was 61.9 percent and 43.1 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2017, was primarily attributed to current year foreign losses, primarily related to China, that presently do not provide future tax benefit, partially offset by foreign tax credit benefits.

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

As of June 30, 2017, the company had accrued $7.0 million related to unrecognized tax positions, compared with $6.8 million as of December 31, 2016. This net increase was primarily attributed to changes in contingencies related to international tax.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2017 and 2016, by business segment.

Three Months Ended June 30,	2017		2016
NSP Americas:
General health	$18,181	46.1%	$20,234	45.2%
Immune	3,169	8.0	3,738	8.4
Cardiovascular	2,820	7.2	3,418	7.6
Digestive	11,660	29.6	11,845	26.5
Personal care	1,487	3.8	2,853	6.4
Weight management	2,104	5.3	2,637	5.9
Total NSP Americas	39,421	100.0	44,725	100.0

NSP Russia, Central and Eastern Europe:
General health	$2,941	44.1%	$2,501	39.9%
Immune	638	9.6	857	13.7
Cardiovascular	480	7.2	493	7.9
Digestive	2,030	30.5	1,407	22.4
Personal care	424	6.4	853	13.6
Weight management	149	2.2	158	2.5
Total NSP Russia, Central and Eastern Europe	6,662	100.0	6,269	100.0

Synergy WorldWide:
General health	$7,624	25.1%	$9,694	29.4%
Immune	117	0.4	41	0.1
Cardiovascular	12,603	41.5	13,505	40.9
Digestive	4,154	13.7	3,442	10.4
Personal care	1,926	6.3	1,948	5.9
Weight management	3,939	13.0	4,383	13.3
Total Synergy WorldWide	30,363	100.0	33,013	100.0

China and New Markets:
General health	$1,085	22.2%	$1,537	28.7%
Immune	120	2.4	216	4.0
Cardiovascular	972	19.8	1,450	27.1
Digestive	1,813	37.0	1,262	23.5
Personal care	45	0.9	439	8.2
Weight management	863	17.6	455	8.5
Total China and New Markets	4,898	100.0	5,359	100.0

Consolidated:
General health	$29,831	36.7%	$33,966	38.0%
Immune	4,044	5.0	4,852	5.4
Cardiovascular	16,875	20.7	18,866	21.1
Digestive	19,657	24.2	17,956	20.1
Personal care	3,882	4.8	6,093	6.8
Weight management	7,055	8.7	7,633	8.5
Total Consolidated	$81,344	100.0%	$89,366	100.0%

Six Months Ended June 30,	2017		2016
NSP Americas:
General health	$38,047	45.3%	$39,851	44.3%
Immune	8,242	9.8	9,314	10.4
Cardiovascular	6,136	7.3	6,530	7.3
Digestive	23,808	28.3	24,924	27.7
Personal care	3,373	4.0	3,783	4.2
Weight management	4,460	5.3	5,506	6.1
Total NSP Americas	84,066	100.0	89,908	100.0

NSP Russia, Central and Eastern Europe:
General health	$6,499	45.5%	$5,224	41.4%
Immune	1,401	9.8	1,397	11.1
Cardiovascular	1,011	7.1	970	7.7
Digestive	3,907	27.4	3,528	28.0
Personal care	1,032	7.2	1,102	8.7
Weight management	419	2.9	400	3.2
Total NSP Russia, Central and Eastern Europe	14,269	100.0	12,621	100.0

Synergy WorldWide:
General health	$14,311	24.8%	$18,334	29.2%
Immune	238	0.4	250	0.4
Cardiovascular	23,706	41.1	26,198	41.7
Digestive	7,619	13.2	5,929	9.4
Personal care	3,993	6.9	3,887	6.2
Weight management	7,809	13.5	8,263	13.1
Total Synergy WorldWide	57,676	100.0	62,861	100.0

China and New Markets:
General health	$1,965	23.3%	$2,008	31.5%
Immune	266	3.2	347	5.4
Cardiovascular	1,553	18.4	1,523	23.9
Digestive	3,455	41.0	1,522	23.9
Personal care	121	1.4	461	7.2
Weight management	1,071	12.7	517	8.1
Total China and New Markets	8,431	100.0	6,378	100.0

Consolidated:
General health	$60,822	37.0%	$65,417	38.1%
Immune	10,147	6.2	11,308	6.6
Cardiovascular	32,406	19.7	35,221	20.5
Digestive	38,789	23.6	35,903	20.9
Personal care	8,519	5.2	9,233	5.4
Weight management	13,759	8.4	14,686	8.5
Total Consolidated	$164,442	100.0%	$171,768	100.0%

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

As of June 30, 2017, the Company had approximately 214,500 "active independent Distributors and customers" (as defined below). A person who joins the Company’s independent sales force begins as an independent distributor. Many independent distributors sell the Company’s products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of June 30, 2017, the Company had approximately 13,200 "active independent Managers" (as defined below) worldwide. In many of the Company's markets, its independent Managers and Distributors are primarily retailers of the Company's products, including practitioners, proprietors of retail stores and other health and wellness specialists.

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

The Company pays sales commissions, or “volume incentives” to its Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that the Company expensed during the quarters ended June 30, 2017 and 2016, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

In China, the Company does not sell its products through Managers and Distributors, but rather through independent service providers who are compensated for marketing, sales support, and other services.

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of June 30,

	2017		2016
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	253,300	6,400	280,400	7,000
NSP Russia, Central and Eastern Europe	138,700	2,700	149,500	2,400
Synergy WorldWide	111,100	4,100	124,600	3,800
	503,100	13,200	554,500	13,200

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of June 30,

	2017		2016
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	105,500	6,400	129,700	7,000
NSP Russia, Central and Eastern Europe	60,000	2,700	62,600	2,400
Synergy WorldWide	49,000	4,100	56,600	3,800
	214,500	13,200	248,900	13,200

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

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Three Months Ended June 30,

	2017		2016
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
NSP Americas	19,200	500	30,800	700
NSP Russia, Central and Eastern Europe	11,100	200	10,800	200
Synergy WorldWide	15,900	600	19,100	700
	46,200	1,300	60,700	1,600

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Twelve Months Ended June 30,

	2017		2016
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
NSP Americas	103,100	2,400	124,900	2,900
NSP Russia, Central and Eastern Europe	46,800	600	45,200	600
Synergy WorldWide	63,000	3,000	76,400	2,600
	212,900	6,000	246,500	6,100

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2017, working capital was $33.1 million, compared to $31.5 million as of December 31, 2016.  At June 30, 2017, the Company had $31.8 million in cash, substantially all of which was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

The Company's net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Operating activities	$(684)	$6,463
Investing activities	(836)	(4,592)
Financing activities	(259)	(2,642)

Operating Activities

For the six months ended June 30, 2017, operating activities used cash in the amount of $0.7 million, compared to providing cash of $6.5 million for the same period in 2016. Operating cash flows decreased primarily due to the timing of payments and receipts of accounts payable, accounts receivable, accrued liabilities, accrued volume incentives, the effects of foreign exchange on cash on-hand in foreign markets as well as the decline in net income between periods, and were partially offset by the timing of payments and receipts for inventories and other assets.

Investing Activities

For the six months ended June 30, 2017, investing activities used cash of $0.8 million compared to $4.6 million for the same period in 2016. Capital expenditures related to the purchase of equipment, computer systems and software for the six months ended June 30, 2017 and 2016, were $3.1 million and $4.6 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program, that was implemented on April 2, 2017. During the three months ended June 31, 2017, the Company had proceeds of $1.8 million relating to the sale of its available-for-sale securities.

Financing Activities

For the six months ended June 30, 2017, financing activities used $0.3 million in cash compared to using $2.6 million of cash for the same period in 2016. During the six months ended June 30, 2017 and 2016, the Company used cash to pay dividends in aggregate amounts of $1.9 million and $3.8 million, respectively. That decrease was the result of Board of Directors' first-quarter election to suspend the payment of quarterly dividends.

The Company had a revolving credit agreement with Wells Fargo Bank, N.A. with a borrowing limit of $25.0 million that was to mature on September 1, 2017, in accordance with its terms (the “Wells Fargo Credit Agreement”). The Company paid interest under the Wells Fargo Credit Agreement at LIBOR plus 1.25 percent on any borrowings (2.50 percent as of June 30, 2017, and December 31, 2016), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At June 30, 2017, and December 31, 2016, the Company had a balance of $12.0 million and $9.9 million, respectively, under the Wells Fargo Credit Agreement. The Company was in compliance with the debt covenants set forth in the Wells Fargo Credit Agreement as of June 30, 2017.

On July 11, 2017, the Company entered into a revolving credit agreement with Bank of America, N.A with a borrowing limit of $25.0 million that matures on July 11, 2020 (the “Bank of America Credit Agreement”). In connection with the closing of the Bank of America Credit Agreement, the Company terminated the Wells Fargo Credit Agreement and satisfied in full the outstanding balance thereof through borrowings on the Bank of America Credit Agreement. The Company pays interest under the Bank of America Credit Agreement at LIBOR plus 1.25 percent on any borrowings and pays an annual commitment fee of 0.2 percent on the unused portion of the commitment.

The Bank of America Credit Agreement contains customary financial covenants, including financial covenants relating to the Company’s solvency, leverage, and minimum EBITDA. In addition, the Bank of America Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Bank of America Credit Agreement. The Bank of America Credit Agreement is collateralized by the Company's manufacturing facility, accounts receivable balance, inventory balance and other assets.

The Company believes that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund its normal operating needs; including capital expenditures. However, among other things, a prolonged economic downturn, a decrease for the Company's products, an unfavorable settlement of its unrecognized tax positions or non-income tax contingencies could adversely affect the Company's long-term liquidity.

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

Self-Insurance Liabilities

The Company self-insures for certain employee medical benefits. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded. The Company has secured commercial insurance for product liability related claims.

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

Foreign Currency Risk

During the six months ended June 30, 2017, approximately 56.5 percent of the Company's net sales and approximately 55.2 percent of its operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. The Company conducts business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, the Company's operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition, but it has provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which it sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on its operating results. The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this report.

The following table sets forth a composite sensitivity analysis of the Company’s net sales, costs and expenses, and operating income (loss) in connection with the strengthening of the U.S. dollar (its reporting currency) by 10%, 15%, and 25% against every other fluctuating functional currency in which it conducts business. The Company notes that its individual net sales, cost and expense components and its operating income were equally sensitive to increases in the strength of the U.S. dollar against every other fluctuating currency in which it conducts business.

Exchange rate sensitivity for the three months ended June 30, 2017 (dollar amounts in thousands) is as follows:

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales	$81,344	(3,543)	(4.4)%	$(5,083)	(6.2)%	$(7,795)	(9.6)%

Cost and expenses
Cost of sales	21,197	(1,108)	(5.2)	(1,590)	(7.5)	(2,438)	(11.5)
Volume incentives	28,288	(1,387)	(4.9)	(1,991)	(7.0)	(3,053)	(10.8)
Selling, general and administrative	31,836	(979)	(3.1)	(1,405)	(4.4)	(2,155)	(6.8)

Operating loss	$23	$(69)	(300.0)%	$(97)	(421.7)%	$(149)	(647.8)%

Exchange rate sensitivity for the six months ended June 30, 2017 (dollar amounts in thousands) is as follows:

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales	$164,442	(6,760)	(4.1)%	$(9,699)	(5.9)%	$(14,872)	(9.0)%

Cost and expenses
Cost of sales	42,925	(2,129)	(5.0)	(3,055)	(7.1)	(4,685)	(10.9)
Volume incentives	57,271	(2,578)	(4.5)	(3,700)	(6.5)	(5,673)	(9.9)
Selling, general and administrative	62,172	(1,945)	(3.1)	(2,791)	(4.5)	(4,280)	(6.9)

Operating income	$2,074	$(108)	(5.2)%	$(153)	(7.4)%	$(234)	(11.3)%

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of June 30, 2017 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$31,821	$(2,299)	(7.2)%	$(3,299)	(10.4)%	$(5,058)	(15.9)%
Accounts receivable, net	9,220	(231)	(2.5)	(331)	(3.6)	(508)	(5.5)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,361	(109)	(2.0)	(157)	(2.9)	(240)	(4.5)

Net Financial Instruments Subject to Exchange Rate Risk	$35,680	$(2,421)	(6.8)%	$(3,473)	(9.7)%	$(5,326)	(14.9)%

The following table sets forth the local currencies other than the U.S. dollar in which the Company’s assets that are subject to exchange rate risk were denominated as of June 30, 2017, and exceeded $1.0 million upon translation into U.S. dollars. None of its liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1.0 million upon translation into U.S. dollars. The Company uses the spot exchange rate for translating balance sheet items from local currencies into its reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of June 30, 2017 (dollar amounts in thousands) is as follows:

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of September 30, 2016
Cash and cash equivalents
South Korea (Won)	$4,810	1,141.9
Japan (Yen)	4,057	112.2
China (Yuan Renminbi)	3,741	6.8
European Markets (Euro)	2,516	0.9
Canada (Dollar)	1,573	1.3
Guatemala (Quetzal)	1,147	7.3
Indonesia (Rupiah)	1,049	13,313.7
Other	6,553	Varies
Total foreign denominated cash and cash equivalents	25,446
U.S. dollars held by foreign subsidiaries	4,201
Total cash and cash equivalents held by foreign subsidiaries	$29,647

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

Six Months Ended June 30,	2017	2016
Canada (Dollar)	1.3	1.2
European Markets (Euro)	0.9	0.9
Japan (Yen)	112.4	120.2
South Korea (Won)	1,142.0	1,100.6

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the three and six months ended June 30, 2017, Ukraine was considered to be highly inflationary. During the three-month periods ended June 30, 2017, and 2016, the Company’s Ukrainian subsidiary’s net sales represented approximately 2.1 percent and 2.0 percent, of consolidated net sales, respectively and during the six-month periods ended June 30, 2017, and 2016, represented approximately 2.4 percent and 2.1 percent, of consolidated net sales, respectively. With the exception of Ukraine, there were no other countries considered to have a highly inflationary economy during the six-month periods ended June 30, 2017, and 2016.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In 2013, the Company began a multi-year project to upgrade its legacy ERP environment to an Oracle platform. At the beginning of the second quarter of June 30, 2017, the Company completed the migration of its NSP Americas segment and operations into Oracle. In connection with this implementation, the Company has updated the processes that constitute its internal control over financial reporting, as necessary, to accommodate related changes in its business processes.

The Company believes it has maintained appropriate internal controls during its initial implementation period and will continue to evaluate, test and monitor its internal controls over financial reporting for effectiveness.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. There were no shares repurchased by the Company during the three and six months ended June 30, 2017. At June 30, 2017, the remaining balance available for repurchases under the program was $13.4 million.

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation, as amended
3.2(2)	Amended and Restated Bylaws
31.1(3)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(3)	Certificate of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________________________________

(1)	Previously filed on March 14, 2016, as an exhibit to an Annual Report on Form 10-K and incorporated herein by reference.

(2)	Previously filed on June 1, 2017, as an exhibit to a Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature's Sunshine Products, Inc.

Date:	August 9, 2017	/s/ Gregory L. Probert
Gregory L. Probert,
Chief Executive Officer and Chairman of the Board

Date:	August 9, 2017	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer