Form 10-Q
period 2017-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2017-11-09
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

The number of shares of Common Stock, no par value, outstanding on November 2, 2017, was 18,901,898 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended September 30, 2017

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$47,692	$32,284
Accounts receivable, net of allowance for doubtful accounts of $187 and $205, respectively	10,927	7,738
Investments available for sale	—	1,776
Assets held for sale	998	521
Inventories	49,442	47,597
Prepaid expenses and other	5,253	4,585
Total current assets	114,312	94,501

Property, plant and equipment, net	70,175	73,272
Investment securities - trading	1,907	1,391
Intangible assets, net	984	976
Deferred income tax assets	21,395	21,590
Other assets	13,436	13,840
Total assets	$222,209	$205,570

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,850	$5,305
Accrued volume incentives and service fees	20,930	16,264
Accrued liabilities	25,040	24,400
Deferred revenue	4,790	3,672
Current portion of revolving credit facility	—	9,919
Income taxes payable	2,552	3,475
Related party note payable	500	—
Total current liabilities	58,662	63,035

Liability related to unrecognized tax benefits	4,944	6,755
Deferred compensation payable	1,907	1,391
Revolving credit facility	19,184	—
Other liabilities	1,196	1,991
Total liabilities	85,893	73,172

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,902 and 18,757 shares issued and outstanding, respectively	131,141	129,654
Retained earnings	15,286	12,718
Noncontrolling interests	661	1,286
Accumulated other comprehensive loss	(10,772)	(11,260)
Total shareholders’ equity	136,316	132,398
Total liabilities and shareholders' equity	$222,209	$205,570

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net sales	$89,301	$85,441
Cost of sales	23,505	21,512
Gross profit	65,796	63,929

Operating expenses:
Volume incentives	30,716	29,684
Selling, general and administrative	32,926	29,187
Operating income	2,154	5,058
Other income, net	193	20
Income before provision for income taxes	2,347	5,078
Provision for income taxes	(1)	1,136
Net income	2,348	3,942
Net loss attributable to noncontrolling interests	(95)	(213)
Net income attributable to common shareholders	$2,443	$4,155

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.13	$0.22

Diluted earnings per share attributable to common shareholders	$0.13	$0.22

Weighted average basic common shares outstanding	18,897	18,751
Weighted average diluted common shares outstanding	19,286	19,255

Dividends declared per common share	$—	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Net sales	$253,743	$257,209
Cost of sales	66,430	66,610
Gross profit	187,313	190,599

Operating expenses:
Volume incentives	87,987	90,352
Selling, general and administrative	95,098	88,821
Operating income	4,228	11,426
Other income, net	1,909	957
Income before provision for income taxes	6,137	12,383
Provision for income taxes	2,346	4,286
Net income	3,791	8,097
Net loss attributable to noncontrolling interests	(625)	(695)
Net income attributable to common shareholders	$4,416	$8,792

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.23	$0.47

Diluted earnings per share attributable to common shareholders	$0.23	$0.46

Weighted average basic common shares outstanding	18,873	18,723
Weighted average diluted common shares outstanding	19,265	18,995

Dividends declared per common share	$0.10	$0.30

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net income	$2,348	$3,942
Foreign currency translation gain, net of tax	113	833
Net unrealized losses on investment securities (net of tax)	—	(3)
Total comprehensive income	$2,461	$4,772

	Nine Months Ended September 30,
	2017	2016
Net income	$3,791	$8,097
Foreign currency translation gain (net of tax)	473	1,296
Net unrealized gains on investment securities (net of tax)	15	12
Total comprehensive income	$4,279	$9,405

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2017	18,757	$129,654	$12,718	$1,286	$(11,260)	$132,398
Share-based compensation expense	—	1,904	—	—	—	1,904
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	145	(417)	—	—	—	(417)
Cash dividends ($0.10 per share)	—	—	(1,848)	—	—	(1,848)
Net income	—	—	4,416	(625)	—	3,791
Other comprehensive income	—	—	—	—	488	488
Balance at September 30, 2017	18,902	$131,141	$15,286	$661	$(10,772)	$136,316

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,791	$8,097
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(22)	270
Depreciation and amortization	6,036	3,610
Share-based compensation expense	1,904	2,412
Loss on sale of property and equipment	—	145
Deferred income taxes	245	311
Purchase of trading investment securities	(450)	(340)
Proceeds from sale of trading investment securities	102	84
Realized and unrealized gains on investments	(145)	(96)
Foreign exchange gains	(2,089)	(501)
Changes in assets and liabilities:
Accounts receivable	(3,115)	409
Inventories	(616)	(9,875)
Prepaid expenses and other current assets	(573)	102
Other assets	799	(771)
Accounts payable	(422)	328
Accrued volume incentives and service fees	4,240	2,721
Accrued liabilities	(621)	301
Deferred revenue	1,118	(847)
Income taxes payable	(847)	111
Liability related to unrecognized tax benefits	(1,815)	(1,744)
Deferred compensation payable	516	335
Net cash provided by operating activities	8,036	5,062
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,889)	(7,929)
Proceeds from sale of property, plant and equipment	522	—
Proceeds from sale/maturities of investments available for sale	1,776	—
Net cash used in investing activities	(1,591)	(7,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(1,848)	(5,632)
Proceeds from new revolving credit facility	19,184	—
Net borrowings on original revolving credit facility	(9,996)	6,311
Proceeds from related party borrowing	500	—
Net proceeds from the exercise of stock options	104	128
Payment of withholding taxes related to the vesting of restricted stock units	(521)	(169)
Net cash provided by financing activities	7,423	638
Effect of exchange rates on cash and cash equivalents	1,540	1,252
Net increase (decrease) in cash and cash equivalents	15,408	(977)
Cash and cash equivalents at the beginning of the period	32,284	41,420
Cash and cash equivalents at the end of the period	$47,692	$40,443
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,874	$4,704
Cash paid for interest	215	187

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation. The Company consolidates the joint ventures in Hong Kong and China in its consolidated financial statements, with another party's interest presented as noncontrolling interest. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of September 30, 2017, and for the three and nine-month periods ended September 30, 2017 and 2016.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2017.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Noncontrolling Interests

Noncontrolling interests decreased as a result of the net loss attributable to the noncontrolling interests by $0.6 million and $0.7 million during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, and December 31, 2016, noncontrolling interests were $0.7 million and $1.3 million, respectively.

Classification of Ukraine as a Highly Inflationary Economy and Devaluation of Its Currency

As of June 2017, Ukraine has been designated as a highly inflationary economy, which, in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), requires that the Company's functional currency for this market be the U.S. dollar. However, because the Company's operations in Ukraine are served by a U.S. subsidiary through third-party entities, for which all business is conducted in U.S. dollars, the U.S. dollar has historically been the functional currency for the Company in this market. As a result, there were no resulting gains or losses from a re-measurement of the financial statements using official rates of the Company’s Ukrainian subsidiary.  However, as a result of the weakening of the Ukraine Hryvnia, the purchasing power of the Company’s independent Distributors in this market has diminished. During the three months ended September 30, 2017 and 2016, the Company’s Ukrainian subsidiary’s net sales represented approximately 2.3 percent and 2.3 percent of consolidated net sales, respectively. During the nine months ended September 30, 2017 and 2016, the Company’s Ukrainian subsidiary’s net sales represented approximately 2.3 percent and 2.2 percent of consolidated net sales, respectively.

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

The Company is concluding the assessment phase of implementing Topic 606. The Company has evaluated each of the five steps in Topic 606, which are as follows: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue when (or as) performance obligations are satisfied. The Company expects to identify similar performance obligations under Topic 606, as compared with deliverables and separate units of account previously identified. As a result, the adoption of Topic 606 is not expected to have a material impact on the Company’s results of operations and consolidated financial statements. However, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that entities with a classified statement of financial position present all deferred tax assets and liabilities as non-current. This update was adopted during the first quarter of 2017 and applied on the retrospective basis. Other than the netting of current deferred tax assets of $5.6 million, which increased long-term deferred tax assets from $16.0 million to $21.6 million as of December 31, 2016, the adoption of this ASU did not have a material impact on the Company’s results of operations and consolidated financial statements.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$10,994	$14,995
Work in progress	758	694
Finished goods	37,690	31,908
Total inventory	$49,442	$47,597

(3)    Property, Plant and Equipment

As of September 30, 2017, the Company reclassified an eight-acre property in Provo, Utah, as an asset held for sale. The Company originally acquired the property with the intent to erect a building for the corporate headquarters. As there is no intention to move the corporate headquarters to this location, Company management decided to sell the property. The property is currently under contract to sell. The Company anticipates the sale of the property to be completed by December 31, 2017, with a possible three-month extension at the option of the buyer. As the fair value of the property exceeds the carrying value, no loss was recognized during the three months ended September 30, 2017.

(4)    Investments

As of September 30, 2017, the Company had no investments available for sale. Proceeds from the sale of available-for-sale investments were $1.8 million during the nine-month period ended September 30, 2017.

The amortized cost and estimated fair values of available-for-sale securities by balance sheet classification are as follows (dollar amounts in thousands):

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,799	$—	$(23)	$1,776
Total short-term investment securities	$1,799	$—	$(23)	$1,776

There were no proceeds from the sale of investments during the nine-months ended September 30, 2016.

The Company’s trading securities portfolio totaled $1.9 million at September 30, 2017, and $1.4 million at December 31, 2016, and generated gains of $66,000 and $43,000 for the three months ended September 30, 2017 and 2016, respectively, and $168,000 and $78,000 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, and December 31, 2016, the Company had an unrealized loss of $0 and $23,000, respectively, in its U.S. government securities funds. There were no securities that were in a loss position for more than 12 months.

(5)    Revolving Credit Facility

On July 11, 2017, the Company entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Bank of America Credit Agreement”). In connection with the closing of the Bank of America Credit Agreement, the Company terminated its revolving credit agreement with Wells Fargo Bank, N.A. (the "Wells Fargo Credit Agreement") and satisfied in full the outstanding balance thereof through borrowings on the Bank of America Credit Agreement. The Company pays interest on any borrowings under the Bank of America Credit Agreement at LIBOR plus 1.25 percent (2.49 percent as of September 30, 2017), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. The Company is required to settle its net borrowings under the Bank of America Credit Agreement only upon maturity, and as a result, has classified its outstanding borrowings as non-current on its condensed consolidated balance sheet as of September 30, 2017. At September 30, 2017, the outstanding balance under the Bank of America Credit Agreement was $19.2 million.

The Bank of America Credit Agreement contains customary financial covenants, including financial covenants relating to the Company’s solvency, leverage, and minimum EBITDA. In addition, the Bank of America Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Bank of America Credit Agreement. The Bank of America Credit Agreement is collateralized by the Company's manufacturing facility, accounts receivable balance, inventory balance and other assets. The Company was in compliance with the debt covenants set forth in the Bank of America Credit Agreement as of September 30, 2017.

Prior to the termination of the Wells Fargo Credit Agreement, the Company paid interest at LIBOR plus 1.25 percent (2.13 percent at December 31, 2016), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2016, the outstanding balance under the Wells Fargo Credit Agreement was $9.9 million.

The Company's joint venture in China borrowed $0.5 million during the three months ended September 30, 2017, from the Company's joint venture partner. This note is payable in one year and bears interest of 3.0 percent.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2017 and 2016 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$2,443	$4,155	$4,416	$8,792

Basic weighted average shares outstanding	18,897	18,751	18,873	18,723

Basic earnings loss per share attributable to common shareholders	$0.13	$0.22	$0.23	$0.47

Diluted shares outstanding
Basic weighted-average shares outstanding	18,897	18,751	18,873	18,723
Stock-based awards	389	504	392	272
Diluted weighted-average shares outstanding	19,286	19,255	19,265	18,995

Diluted earnings per share attributable to common shareholders	$0.13	$0.22	$0.23	$0.46

Dilutive shares excluded from diluted-per-share amounts:
Stock options	294	240	294	240

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	1,309	663	1,309	1,440

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based options to purchase shares of common stock for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period.

(7)    Capital Transactions

Dividends

On March 7, 2017, the Company announced a cash dividend of $0.10 per common share in the aggregate of $1.8 million, which was paid on April 3, 2017, to shareholders of record as of March 22, 2017.

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

Share Repurchase Program

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. At September 30, 2017, the remaining balance available for repurchases under the program was $13.4 million. There were no repurchases of common shares under the share repurchase program by the Company during the three and nine month periods ended September 30, 2017 and 2016.

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

Stock option activity for the nine-month period ended September 30, 2017, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2016	1,524	$12.41
Granted	25	13.50
Forfeited or canceled	(54)	14.27
Exercised	(9)	11.98
Options outstanding at September 30, 2017	1,486	12.27

During the nine months ended September 30, 2017, the Company issued options to purchase 25,000 shares of common stock under the 2012 Stock Incentive Plan to a new member of the Company's Board of Directors. These options were issued with an exercise price of $13.50 per share and a grant date fair value of $4.94 per share, with expected life of five years, risk-free interest rate of 1.8 percent, and expected volatility of 39.8 percent.

During the nine months ended September 30, 2017, the Company modified vested options to purchase 131,000 shares of common stock for one individual (included in options outstanding above) to extend the expiration date for approximately one year. It is expected the options will terminate by June 30, 2018. This was a modification of the terms of an equity award, and accordingly, the Company treated this as an exchange of the original award for a new award. The Company recorded incremental compensation expense of approximately $0.1 million for the nine months ended September 30, 2017, which was included in selling, general and administrative expense on the accompanying statements of income.

Share-based compensation expense from time-based stock options for the three-month periods ended September 30, 2017 and 2016, was approximately $(0.2) million as a result of cancellations and $0.2 million, respectively. Share-based compensation expense from time-based stock options for the nine-month periods ended September 30, 2017 and 2016, was approximately $0.2 million and $0.6 million, respectively. As of September 30, 2017 and December 31, 2016, the unrecognized share-based compensation expense related to the grants described above was $0.1 million and $0.3 million, respectively. As of September 30, 2017, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 0.4 years.

At September 30, 2017, the aggregate intrinsic value of outstanding stock options to purchase 1,486,000 shares of common stock, exercisable stock options to purchase 1,385,000 shares of common stock and stock options to purchase 102,000 shares of common stock that are expected to vest was $0.9 million, $0.9 million and $0, respectively. At December 31, 2016, the aggregate intrinsic value of outstanding options to purchase 1,524,000 shares of common stock, the exercisable options to purchase 1,201,000 shares of common stock, and options to purchase 306,000 shares of common stock expected to vest was $4.2 million, $3.7 million and $0.4 million, respectively.

For the nine-month periods ended September 30, 2017 and 2016, the Company issued 9,000 and 32,000 shares of common stock upon the exercise of stock options at an average exercise price of $11.98 and $3.99 per share, respectively. The aggregate intrinsic values of options exercised during the nine-month periods ended September 30, 2017 and 2016, was $7,000 and $0.2 million, respectively. For the nine-month period ended September 30, 2017 and 2016, the Company recognized $0 and $0.1 million of tax benefits from the exercise of stock options during the period, respectively.

Restricted Stock Units

The Company’s outstanding restricted stock units ("RSUs"), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 48 months from the RSU grant date, as well as performance-based RSUs, which vest either upon achieving cumulative annual net sales growth targets over a rolling one-year period or upon achieving earnings-per-share targets over a rolling one-year period. RSUs granted to members of the Company's Board of Directors are not issued until the expiration of a two-year restriction period following vesting. There were 78,000 and 69,000 vested RSUs as of September 30, 2017, and December 31, 2016, respectively, that have been granted to members of the Company's Board of Directors but remain subject to the two-year restriction period.

RSU activity for the nine-month period ended September 30, 2017, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2016	838	$11.39
Granted	263	12.62
Forfeited	(142)	12.07
Issued	(175)	12.24
Restricted Stock Units outstanding at September 30, 2017	784	11.60

During the nine-month period ended September 30, 2017, the Company granted 263,000 RSUs under the 2012 Incentive Plan to the Company’s Board of Directors, executive officers and other employees, which were comprised of both time-based RSUs and net sales and operating income and earnings-per-share performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $12.22 per share and vest in annual installments over a three-year period from the grant date or according to the restrictions for the Board of Directors noted above. The net sales and operating income and earnings-per-share performance-based RSUs were issued with a weighted-average grant date fair value of $13.35 per share and vest upon achieving both (i) net sales and operating income targets over a three-year period from the grant date and (ii) earnings-per-share targets over a six-year period from the grant date.

RSUs are valued at market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period.

Share-based compensation expense for RSUs for the three-month periods ended September 30, 2017 and 2016, was approximately $0.3 million and $0.6 million, respectively. Share-based compensation expense from RSUs for the nine-month periods ended September 30, 2017 and 2016, was approximately $1.7 million and $1.8 million, respectively. As of September 30, 2017, and December 31, 2016, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.2 million and $2.0 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.1 years.

The Company has not recognized any share-based compensation expense related to the net sales and earnings-per-share performance-based RSUs for the nine-month periods ended September 30, 2017 and 2016.  Should the Company attain all of the net sales metrics related to the net sales performance-based stock option grants, the Company would recognize up to $3.3 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to the Company's share-based compensation plans is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was 39,000 shares for the nine-month period ended September 30, 2017. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales:
NSP Americas	$41,301	$43,260	$125,367	$133,168
NSP Russia, Central and Eastern Europe	7,129	6,421	21,398	19,042
Synergy WorldWide	34,470	31,331	92,146	94,192
China and New Markets	6,401	4,429	14,832	10,807
Total net sales	89,301	85,441	253,743	257,209

Contribution margin (1):
NSP Americas	17,764	19,057	53,454	57,077
NSP Russia, Central and Eastern Europe	2,335	2,231	7,090	6,477
Synergy WorldWide	10,160	9,556	27,769	28,740
China and New Markets	4,821	3,401	11,013	7,953
Total contribution margin	35,080	34,245	99,326	100,247

Selling, general and administrative expenses (2)	32,926	29,187	95,098	88,821
Operating income	2,154	5,058	4,228	11,426

Other income, net	193	20	1,909	957
Income before provision for income taxes	$2,347	$5,078	$6,137	$12,383
_________________________________________

(1)   Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in the China and New Markets segment related to sales in China, occurring after the Company's receipt of its direct selling license and pre-opening product sales through Hong Kong, totaled $2.1 million and $4.7 million for the three and nine-month periods ended September 30, 2017, respectively, compared to $1.5 million and $3.4 million for the three and nine-month periods ended September 30, 2016. These service fees are included in the Company's selling, general and administrative expenses.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales for the three and nine-month periods ended September 30, 2017 and 2016, as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales:
United States	$35,124	$36,473	$106,664	$112,366
South Korea	14,371	14,083	38,203	42,754
Other	39,806	34,885	108,876	102,089
	$89,301	$85,441	$253,743	$257,209

Net Sales generated by each of the Company’s product lines is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NSP Americas:
General health	$18,211	$19,063	$56,258	$58,914
Immune	4,938	4,599	13,180	13,913
Cardiovascular	3,434	3,193	9,570	9,723
Digestive	11,084	11,684	34,892	36,608
Personal care	2,114	1,925	5,487	5,708
Weight management	1,520	2,796	5,980	8,302
	41,301	43,260	125,367	133,168
NSP Russia, Eastern and Central Europe:
General health	$3,192	$2,732	$9,691	$7,956
Immune	789	650	2,190	2,047
Cardiovascular	542	538	1,553	1,508
Digestive	1,983	1,741	5,890	5,269
Personal care	443	517	1,475	1,619
Weight management	180	243	599	643
	7,129	6,421	21,398	19,042
Synergy WorldWide:
General health	$9,268	$8,711	$23,579	$27,045
Immune	119	205	357	455
Cardiovascular	14,369	13,188	38,075	39,386
Digestive	4,428	3,383	12,047	9,312
Personal care	1,891	1,838	5,884	5,725
Weight management	4,395	4,006	12,204	12,269
	34,470	31,331	92,146	94,192
China and New Markets:
General health	$1,409	$575	$3,374	$2,583
Immune	251	206	517	553
Cardiovascular	961	948	2,514	2,471
Digestive	2,559	2,118	6,014	3,640
Personal care	144	189	265	650
Weight management	1,077	393	2,148	910
	6,401	4,429	14,832	10,807
	$89,301	$85,441	$253,743	$257,209

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	September 30, 2017	December 31, 2016
Property, plant and equipment:
United States	$67,454	$70,770
Other	2,721	2,502
Total property, plant and equipment	$70,175	$73,272

(9)    Income Taxes

For the three months ended September 30, 2017 and 2016, the Company’s provision for income taxes, as a percentage of income before income taxes was 0.0 percent and 22.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2017 and 2016, the Company’s provision for income taxes, as a percentage of income before income taxes was 38.2 percent and 34.6 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2017, was primarily attributed to decrease in the tax liability associated with uncertain tax positions, partially offset by current year losses, primarily related to China, that presently do not provide future tax benefit.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2017, was primarily attributed to current year foreign losses, primarily related to China, that presently do not provide a future tax benefit, partially offset by foreign tax credit benefits as well as a decrease in tax liabilities associated with uncertain tax positions.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2016, was attributed to foreign tax credit benefits and a decrease in tax liabilities associated with uncertain tax positions, partially offset by the impact of losses during the period that will not provide a tax benefit.

Changes to the effective rate due to dividends received from foreign subsidiaries and the impact of foreign tax credits are expected to be recurring. Depending on various factors, changes from the foregoing items may be favorable or unfavorable in a particular period.

The Company’s U.S. federal income tax returns for 2014 through 2016 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2010 through 2016.

As of September 30, 2017, the Company had accrued $4.9 million related to unrecognized tax positions, compared with $6.8 million as of December 31, 2016. This net decrease was primarily attributed to changes in contingencies related to international tax.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. September 30, 2017 and December 31, 2016, accrued liabilities were $0.3 million related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company believes future payments related to these matters could range from $0 to approximately $4.0 million.

Other Litigation

The Company is a party to various other legal proceedings in several foreign jurisdictions related to value-added tax assessments and other civil litigation.  As of each of September 30, 2017, and December 31, 2016, accrued liabilities were $1.0 million and $0.8 million, respectively, related to the estimated outcome of these proceedings. In addition, the Company is a party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $0.5 million.

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

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of September 30, 2017 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Trading Investment securities	$1,907	$—	$—	$1,907
Total assets measured at fair value on a recurring basis	$1,907	$—	$—	$1,907

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

For the nine months ended September 30, 2017, and for the year ended December 31, 2016, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected on the condensed consolidated balance sheet for the revolving credit facility approximates fair value due to it being variable-rate debt. During the nine months ended September 30, 2017 and 2016, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

The Company’s independent distributors market and sell the Company's products to customers and sponsor other independent distributors who also market the Company's products to customers. The Company's revenue is highly dependent upon the number and productivity of its independent distributors. Growth in sales volume requires an increase in the productivity of the Company's independent distributors and/or growth in the total number of its independent distributors. The Company seeks to motivate and provide incentives to its independent distributors by offering high quality products and providing its independent distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

In the third quarter of 2017, the Company experienced an increase in its consolidated net sales of 4.5 percent (or 4.3 percent in local currencies) compared to the same period in 2016. NSP China and New Markets net sales increased approximately 44.5 percent compared to the same period in 2016. NSP Russia, Central and Eastern Europe net sales increased approximately 11.0 percent compared to the same period in 2016. Synergy WorldWide net sales increased approximately 10.0 percent compared to the same period in 2016 (or 10.7 percent in local currencies). NSP Americas net sales decreased approximately 4.5 percent compared to the same period in 2016 (or 5.2 percent in local currencies). The strengthening of the U.S. dollar versus the local currencies, primarily in the Company's Asian markets, resulted in an approximate 0.2 percent, or $0.2 million, decrease of its net sales during the quarter.

The Company made a significant investment in its information systems of approximately $48.0 million as of September 30, 2017, and began the initial implementation of the Oracle ERP system on April 2, 2017, for the Company’s NSP Americas segment as well as other corporate operations. The implementation of the Oracle ERP system negatively impacted net sales and profitability during the second and third quarters of 2017, primarily by causing wait times for calls into the Company's call center to be longer than usual and by causing difficulties within the Company's on-line product ordering system, which led to customer attrition. The Company continues to address these and other issues. The Company anticipates the implementation of the Oracle ERP system may continue to negatively impact net sales and profitability going forward.

RESULTS OF OPERATIONS

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$89,301	100.0%	$85,441	100.0%	$3,860	4.5%
Cost of sales	23,505	26.3	21,512	25.2	1,993	9.3
	65,796	73.7	63,929	74.8	1,867	2.9
Volume incentives	30,716	34.4	29,684	34.7	1,032	3.5
SG&A expenses	32,926	36.9	29,187	34.2	3,739	12.8
Operating income	2,154	2.4	5,058	5.9	(2,904)	(57.4)
Other income, net	193	0.2	20	—	173	865.0
Income before income taxes	2,347	2.6	5,078	5.9	(2,731)	(53.8)
Provision for (benefit from) income taxes	(1)	—	1,136	1.3	(1,137)	(100.1)
Net income	$2,348	2.6%	$3,942	4.6%	$(1,594)	(40.4)%

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$253,743	100.0%	$257,209	100.0%	$(3,466)	(1.3)%
Cost of sales	66,430	26.2	66,610	25.9	(180)	(0.3)
	187,313	73.8	190,599	74.1	(3,286)	(1.7)
Volume incentives	87,987	34.7	90,352	35.1	(2,365)	(2.6)
SG&A expenses	95,098	37.5	88,821	34.5	6,277	7.1
Operating income	4,228	1.7	11,426	4.4	(7,198)	(63.0)
Other income, net	1,909	0.8	957	0.4	952	99.5
Income before income taxes	6,137	2.4	12,383	4.8	(6,246)	(50.4)
Provision for income taxes	2,346	0.9	4,286	1.7	(1,940)	(45.3)
Net income	$3,791	1.5%	$8,097	3.1%	$(4,306)	(53.2)%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$34,896	$36,479	(4.3)%	$105	(4.6)%
NSP Latin America	6,405	6,781	(5.5)	176	(8.1)
	41,301	43,260	(4.5)	281	(5.2)
NSP Russia, Central and Eastern Europe	7,129	6,421	11.0	79	9.8
Synergy WorldWide:
Synergy Asia Pacific	25,829	22,637	14.1	(538)	16.5
Synergy Europe	5,924	6,107	(3.0)	328	(8.4)
Synergy North America	2,717	2,587	5.0	—	5.0
	34,470	31,331	10.0	(210)	10.7
China and New Markets	6,401	4,429	44.5	—	44.5
	$89,301	$85,441	4.5%	$150	4.3%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$106,132	$112,224	(5.4)%	$83	(5.5)%
NSP Latin America	19,235	20,944	(8.2)	54	(8.4)
	125,367	133,168	(5.9)	137	(6.0)
NSP Russia, Central and Eastern Europe	21,398	19,042	12.4	61	12.1
Synergy WorldWide:
Synergy Asia Pacific	65,881	66,850	(1.4)	272	(1.9)
Synergy Europe	17,946	19,101	(6.0)	(52)	(5.8)
Synergy North America	8,319	8,241	0.9	—	0.9
	92,146	94,192	(2.2)	220	(2.4)
China and New Markets	14,832	10,807	37.2	—	37.2
	$253,743	$257,209	(1.3)%	$418	(1.5)%

Consolidated net sales for the three and nine months ended September 30, 2017, were $89.3 million and $253.7 million, respectively, compared to $85.4 million and $257.2 million for the same periods in 2016, which represents an increase of 4.5 percent and a decrease of 1.3 percent, respectively. The decrease in net sales for the nine months ended September 30, 2017 was principally related to decreases in the Company's NSP Americas and Synergy WorldWide segments. Net sales in the Company's NSP Americas segment decreased $2.0 million and $7.8 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Net sales in the Company's Synergy WorldWide segment increased $3.1 million and decreased $2.0 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Net sales in the Company's China and New Markets segment increased $2.0 million and $4.0 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The Company's NSP Russia, Central and Eastern Europe segment net sales increased $0.7 million and $2.4 million for the three and nine months ended September 30, 2017, respectively. Net sales for the three and nine months ended September 30, 2017, were favorably impacted by $0.2 million and $0.4 million of foreign currency exchange rate fluctuations, respectively. Excluding the impacts of foreign currency exchange rate fluctuations, consolidated net sales increased by 4.3 percent and decreased 1.5 percent, respectively, from the same periods in 2016.

The Company made a significant investment in its information systems of approximately $48.0 million as of September 30, 2017, and began the initial implementation of the Oracle ERP system on April 2, 2017, for the Company’s NSP Americas segment as well as other corporate operations. The implementation of the Oracle ERP system negatively impacted net sales and profitability during the second and third quarters of 2017, primarily by causing wait times for calls into the Company's call center to be longer than usual and by causing difficulties within the Company's on-line product ordering system during the second quarter of 2017. The Company continues to address these and other issues. It anticipates the implementation of the Oracle ERP system may continue to negatively impact net sales and profitability going forward.

NSP Americas

Net sales from the Company's NSP Americas segment for the three and nine months ended September 30, 2017, were $41.3 million and $125.4 million, respectively, compared to $43.3 million and $133.2 million for the same periods in 2016, or decreases of 4.5 percent and 5.9 percent, respectively. Net sales declined primarily due to interruptions in customer service associated with the implementation of the Oracle ERP system, which began in the Company's NSP America's segment at the beginning of the second quarter of 2017. The implementation of the Oracle ERP system caused wait times for calls into the Company's call center to be longer than usual and caused difficulties within the Company's on-line product ordering system. The Company continues to address these and other issues relating to the implementation of the Oracle ERP system. The Company anticipates that the implementation of the Oracle ERP system may continue to negatively impact net sales and profitability going forward. In local currency, net sales decreased 5.2 percent and 6.0 percent, compared to the same three and nine month periods in 2016, respectively. Fluctuations in foreign exchange rates had $0.3 million and $0.1 million favorable impacts on net sales for the three and nine months ended September 30, 2017, respectively. Active Managers within NSP Americas totaled approximately 5,900 and 6,500 at September 30, 2017 and 2016, respectively. Active Distributors and customers within NSP Americas totaled approximately 107,300 and 125,900 at September 30, 2017 and 2016, respectively. The issues associated with the implementation of the Oracle ERP system continued to negatively impact the Company's ability to attract new Distributors and customers, and retain existing Distributors and customers, which was a significant cause for the decrease in the number of independent Managers, Distributors and customers. Independent Managers and active independent Distributors and customers were down 14.5 percent, compared to the same period in 2016. The active independent Managers category includes independent Managers under the Company's various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active Distributors and customers category includes independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales decreased approximately $1.5 million and $5.8 million, or 4.3 percent and 5.6 percent, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decrease was primarily due to the issues associated with the implementation of the Oracle ERP system in the Company's NSP Americas segment at the beginning the second quarter of 2017, which continued to have a negative impact on the Company's net sales during the third quarter of 2017.

In Latin America, net sales decreased approximately $0.4 million and $1.7 million, or 5.5 percent and 8.2 percent, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. In local currency, net sales for the three and nine months ended September 30, 2017, decreased 8.1 percent and 8.4 percent, respectively, compared to the same periods in 2016. Currency devaluation had a $0.2 million and $0.1 million favorable impact on net sales for the three and nine months ended September 30, 2017, respectively. The decrease in net sales was primarily due to the issues associated with the implementation of the Oracle ERP system in the Company's NSP Americas segment at the beginning of the second quarter of 2017, which impacted net sales in the second and third quarters of 2017. Net sales in Latin America continues to be negatively impacted by changing regulations for product registration that affect the Company's ability to sell some of its products in certain countries in Latin America. To address this, the Company continues to emphasize the IN.FORM business model, which includes products the Company anticipates will be acceptable for registration under the changing product registration requirements in Latin America, and, at the same time, ensuring its resources are aligned with this initiative.

 NSP Russia, Central and Eastern Europe

Net sales in the Company's NSP Russia, Central and Eastern Europe segment for the three and nine months ended September 30, 2017, were $7.1 million and $21.4 million, respectively, compared to $6.4 million and $19.0 million for the same periods in 2016, or an increase of 11.0 percent and 12.4 percent, respectively. Active independent Managers within the Company's NSP Russia, Central and Eastern Europe segment totaled approximately 2,900 and 2,600 at September 30, 2017 and 2016, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 61,000 and 60,600 at September 30, 2017 and 2016, respectively. Net sales increased primarily as a result of the relative stabilization of Russian ruble against the U.S. dollar and product promotions that have improved distributor engagement.

Synergy WorldWide

The Company's Synergy WorldWide segment reported net sales for the three and nine months ended September 30, 2017, of $34.5 million and $92.1 million, respectively, compared to $31.3 million and $94.2 million for the same periods in 2016, or an increase of 10.0 percent and a decrease of 2.2 percent, respectively. The increase in net sales for the three months ended September 30, 2017, was primary due to the increases in Synergy Japan and Synergy Korea which have refocused on building up their manager ranks and emphasizing core products. The decrease in net sales for the nine months ended September 30, 2017, was primarily due to decline in sales in the segment's Asia Pacific and Europe region, offset by growth in North America. The three and nine months ended September 30, 2017, were impacted by an unfavorable $0.2 million and a favorable $0.2 million in foreign currency exchange rate fluctuations, respectively. In local currency, net sales increased 10.7 percent and decreased 2.4 percent for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Active independent Managers within the Company's Synergy WorldWide segment totaled approximately 4,600 and 4,100 at September 30, 2017 and 2016, respectively. Active independent Distributors and customers within the Company's Synergy WorldWide segment totaled approximately 45,100 and 55,600 at September 30, 2017 and 2016, respectively. The Company's Synergy WorldWide segment operates under a traditional direct selling method.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales increased $0.3 million and decreased $4.6 million, or an increase of 2.0 percent and a decrease of 10.6 percent, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. In local currency, net sales for the three and nine months ended September 30, 2017, increased 2.5 percent and decreased 12.5 percent, respectively, compared to the same periods in 2016. The increase in local currency net sales for the three months ending September 30, 2017, was primarily the result of an increased focus on core products for the market. The decrease in local currency net sales for the nine months ended September 30, 2017 was primarily due to a reduction in distributor engagement as well as recent geopolitical tension and economic conditions in the region. These conditions may continue for the foreseeable future and may, therefore, continue to negatively impact the Company's future financial results.

In Japan, net sales increased $3.8 million and $5.4 million, or 100.7 percent and 47.8 percent, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. In local currency, net sales for the three and nine months ended September 30, 2017, increased 113.4 percent and 52.7 percent, respectively, compared to the same periods in 2016. The increase in local currency net sales is primarily tied to strong traction of the new sales program launched in 2016, which has been successful in encouraging distributor engagement.

In Europe, net sales decreased $0.2 million and $1.2 million, or 3.0 percent and 6.0 percent, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. In local currency, net sales for the three and nine months ended September 30, 2017, decreased 8.4 percent and 5.8 percent, respectively, compared to the same periods in 2016. The decrease in local currency net sales is primarily due to market saturation and a reduction in sales activity in the market's Scandinavian countries.

In North America, net sales increased approximately $0.1 million and $0.1 million, or an increase of 5.0 percent and 0.9 percent, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

China and New Markets

China and New Markets had net sales for the three and nine months ended September 30, 2017, of $6.4 million and $14.8 million, respectively, compared to $4.4 million and $10.8 million for the same periods in 2016, or increases of 44.5 percent and 37.2 percent, respectively. The increase in net sales is largely the result of the Company receiving its direct selling license in China during the three months ended June 30, 2017, which allows the Company to expand its business scope to include direct selling activities within China.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and China and New Markets business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 26.3 percent and 26.2 percent for the three- and nine-month periods ended September 30, 2017, compared 25.2 percent and 25.9 percent for the same periods in 2016. The change in the cost of sale percentage for the three month period is primarily due to the change in segment market mix resulting from net sales increases in markets with lower margins.

Volume Incentives

Volume incentives are a significant part of the Company's direct sales marketing program, and represent commission payments to independent distributors. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various operations. The Company does not pay volume incentives in China, instead the Company pays independent service fees, which are included in selling, general and administrative expenses.

Volume incentives as a percent of net sales was 34.4 percent and 34.7 percent for the three and nine months ended September 30, 2017, respectively, compared to 34.7 percent and 35.1 percent for the same periods in 2016. The change in volume incentives as a percent of net sales for the nine month period is primarily due to change in segment market mix such as the sales growth in China and New Markets related to sales in China, occurring after the Company's receipt of its direct selling license, and pre-opening product sales through Hong Kong, for which no volume incentives are paid.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by approximately $3.7 million and $6.3 million, respectively, to $32.9 million and $95.1 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Selling, general and administrative expenses were 36.9 percent and 37.5 percent of net sales for the three and nine months ended September 30, 2017, respectively, compared to 34.2 percent and 34.5 percent for the same periods in 2016. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily related to:

•	$1.2 million and $2.4 million of increased depreciation related to the Oracle ERP implementation project incurred for the three and nine months ended September 30, 2017, respectively;

•	$0.6 million and $2.3 million of increased investment in China during the three and nine months ended September 30, 2017, respectively; and

•	$0.6 million and $1.3 million of increased independent service fees in China for the three and nine months ended September 30, 2017, respectively.

Offset by:

•	$0.1 million and $0.8 million reduction of reserves for product liability for the three and nine months ended September 30, 2017, respectively.

Other Income (Expense), Net

Other income (expense) net, for the three and nine months ended September 30, 2017, increased $0.2 million and $1.0 million, respectively, to $0.2 million and $1.9 million, compared to the same periods in 2016. Other income for the three and nine months ended September 30, 2017 primarily consisted of foreign exchange gains. The change in other income was primarily due to increases in foreign exchange gains as a result of changes in foreign currencies.

Income Taxes

For the three months ended September 30, 2017 and 2016, the Company’s provision for income taxes, as a percentage of income before income taxes was 0.0 percent and 22.4 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent. For the nine months ended September 30, 2017 and 2016, the Company’s provision for income taxes, as a percentage of income before income taxes was 38.2 percent and 34.6 percent, respectively, compared with a U.S. federal statutory rate of 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2017, was primarily attributed to decrease in the tax liability associated with uncertain tax positions, partially offset by current year losses, primarily related to China, that presently do not provide future tax benefit.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2017, was primarily attributed to current year foreign losses, primarily related to China, that presently do not provide a future tax benefit, partially offset by foreign tax credit benefits as well as a decrease in tax liabilities associated with uncertain tax positions.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2016, was attributed to foreign tax credit benefits and a decrease in tax liabilities associated with uncertain tax positions, partially offset by the impact of losses during the period that will not provide a tax benefit.

Changes to the effective rate due to dividends received from foreign subsidiaries and the impact of foreign tax credits are expected to be recurring. Depending on various factors, changes from the foregoing items may be favorable or unfavorable in a particular period.

The Company’s U.S. federal income tax returns for 2014 through 2016 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2010 through 2016.

As of September 30, 2017, the Company had accrued $4.9 million related to unrecognized tax positions, compared with $6.8 million as of December 31, 2016. This net decrease was primarily attributed to changes in contingencies related to international tax.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2017 and 2016, by business segment.

Three Months Ended September 30,	2017		2016
NSP Americas:
General health	$18,211	44.1%	$19,063	44.1%
Immune	4,938	12.0	4,599	10.6
Cardiovascular	3,434	8.3	3,193	7.4
Digestive	11,084	26.8	11,684	27.0
Personal care	2,114	5.1	1,925	4.4
Weight management	1,520	3.7	2,796	6.5
Total NSP Americas	41,301	100.0	43,260	100.0

NSP Russia, Central and Eastern Europe:
General health	$3,192	44.8%	$2,732	42.5%
Immune	789	11.1	650	10.1
Cardiovascular	542	7.6	538	8.4
Digestive	1,983	27.8	1,741	27.1
Personal care	443	6.2	517	8.1
Weight management	180	2.5	243	3.8
Total NSP Russia, Central and Eastern Europe	7,129	100.0	6,421	100.0

Synergy WorldWide:
General health	$9,268	26.9%	$8,711	27.8%
Immune	119	0.3	205	0.7
Cardiovascular	14,369	41.7	13,188	42.1
Digestive	4,428	12.8	3,383	10.8
Personal care	1,891	5.5	1,838	5.9
Weight management	4,395	12.8	4,006	12.8
Total Synergy WorldWide	34,470	100.0	31,331	100.0

China and New Markets:
General health	$1,409	22.0%	$575	13.0%
Immune	251	3.9	206	4.7
Cardiovascular	961	15.0	948	21.4
Digestive	2,559	40.0	2,118	47.8
Personal care	144	2.2	189	4.3
Weight management	1,077	16.8	393	8.9
Total China and New Markets	6,401	100.0	4,429	100.0

Consolidated:
General health	$32,080	35.9%	$31,081	36.4%
Immune	6,097	6.8	5,660	6.6
Cardiovascular	19,306	21.6	17,867	20.9
Digestive	20,054	22.5	18,926	22.2
Personal care	4,592	5.1	4,469	5.2
Weight management	7,172	8.0	7,438	8.7
Total Consolidated	$89,301	100.0%	$85,441	100.0%

Nine Months Ended September 30,	2017		2016
NSP Americas:
General health	$56,258	44.9%	$58,914	44.2%
Immune	13,180	10.5	13,913	10.4
Cardiovascular	9,570	7.6	9,723	7.3
Digestive	34,892	27.8	36,608	27.5
Personal care	5,487	4.4	5,708	4.3
Weight management	5,980	4.8	8,302	6.2
Total NSP Americas	125,367	100.0	133,168	100.0

NSP Russia, Central and Eastern Europe:
General health	$9,691	45.3%	$7,956	41.8%
Immune	2,190	10.2	2,047	10.7
Cardiovascular	1,553	7.3	1,508	7.9
Digestive	5,890	27.5	5,269	27.7
Personal care	1,475	6.9	1,619	8.5
Weight management	599	2.8	643	3.4
Total NSP Russia, Central and Eastern Europe	21,398	100.0	19,042	100.0

Synergy WorldWide:
General health	$23,579	25.6%	$27,045	28.7%
Immune	357	0.4	455	0.5
Cardiovascular	38,075	41.3	39,386	41.8
Digestive	12,047	13.1	9,312	9.9
Personal care	5,884	6.4	5,725	6.1
Weight management	12,204	13.2	12,269	13.0
Total Synergy WorldWide	92,146	100.0	94,192	100.0

China and New Markets:
General health	$3,374	22.7%	$2,583	23.9%
Immune	517	3.5	553	5.1
Cardiovascular	2,514	16.9	2,471	22.9
Digestive	6,014	40.5	3,640	33.7
Personal care	265	1.8	650	6.0
Weight management	2,148	14.5	910	8.4
Total China and New Markets	14,832	100.0	10,807	100.0

Consolidated:
General health	$92,902	36.6%	$96,498	37.5%
Immune	16,244	6.4	16,968	6.6
Cardiovascular	51,712	20.4	53,088	20.6
Digestive	58,843	23.2	54,829	21.3
Personal care	13,111	5.2	13,702	5.3
Weight management	20,931	8.2	22,124	8.6
Total Consolidated	$253,743	100.0%	$257,209	100.0%

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

The Company’s products sold in the United States are shipped directly from its manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from its regional warehouses located in Georgia, Ohio and Texas. Many of the Company's international operations maintain warehouse facilities with inventory to supply their independent distributors and customers. However, in foreign markets where the Company does not maintain warehouse facilities, it has contracted with third-parties to distribute its products and provide support services to its independent sales force of independent distributors.

As of September 30, 2017, the Company had approximately 213,400 "active independent Distributors and customers" (as defined below). A person who joins the Company’s independent sales force begins as an independent distributor. Many independent distributors sell the Company’s products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of September 30, 2017, the Company had approximately 13,400 "active independent Managers" (as defined below) worldwide. In many of the Company's markets, its independent Managers and Distributors are primarily retailers of the Company's products, including practitioners, proprietors of retail stores and other health and wellness specialists.

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

Other than in its China and New Markets segment, the Company pays sales commissions, or “volume incentives” to its Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that the Company expensed during the quarters ended September 30, 2017 and 2016, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards. In China, the Company sells its product through independent service providers, who the Company compensates for marketing, sales support and other services.

Distributor Information

The Company's revenue is highly dependent upon the number and productivity of its independent Managers and Distributors. Growth in sales volume requires an increase in the productivity and/or growth in the total number of independent Managers and Distributors.

Within the Company, there are a number of different distributor compensation plans and qualifications, which generate active independent Managers and Distributors with different sales values in the different business segments. Within Synergy WorldWide, the sales qualifications required for active independent Managers and Distributors varies by market according to local economic factors.  As sales grow in markets with higher qualification values, and decline in those with lower qualification values, the resultant mix influences the active independent Manager and Distributor counts. As a result, from time-to-time, changes in overall active independent Manager and Distributor counts may not be indicative of actual sales trends for the segment.

In China, the Company does not sell its products through Managers and Distributors, but rather through independent service providers who are compensated for marketing, sales support, and other services.

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of September 30,

	2017		2016
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	244,300	5,900	275,200	6,500
NSP Russia, Central and Eastern Europe	137,900	2,900	145,000	2,600
Synergy WorldWide	102,000	4,600	126,500	4,100
	484,200	13,400	546,700	13,200

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of September 30,

	2017		2016
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	107,300	5,900	125,900	6,500
NSP Russia, Central and Eastern Europe	61,000	2,900	60,600	2,600
Synergy WorldWide	45,100	4,600	55,600	4,100
	213,400	13,400	242,100	13,200

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

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Three Months Ended September 30,

	2017		2016
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
NSP Americas	19,500	1,100	28,500	800
NSP Russia, Central and Eastern Europe	11,000	100	10,700	100
Synergy WorldWide	13,100	900	18,600	900
	43,600	2,100	57,800	1,800

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Twelve Months Ended September 30,

	2017		2016
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
NSP Americas	93,900	2,900	120,200	2,900
NSP Russia, Central and Eastern Europe	47,100	600	45,300	600
Synergy WorldWide	57,500	2,900	78,000	2,800
	198,500	6,400	243,500	6,300

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2017, working capital was $55.7 million, compared to $31.5 million as of December 31, 2016.  At September 30, 2017, the Company had $47.7 million in cash, of which, $9.2 million was held in the U.S. and $38.4 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

The Company's net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Operating activities	$8,036	$5,062
Investing activities	(1,591)	(7,929)
Financing activities	7,423	638

Operating Activities

For the nine months ended September 30, 2017, operating activities provided cash in the amount of $8.0 million, compared to $5.1 million for the same period in 2016. Operating cash flows increased primarily due to the timing of payments for inventory, accrued volume incentives and service fees, and deferred revenue, partially offset by the timing of receipts in accounts receivable, drop in net income and the payment of income taxes.

Investing Activities

For the nine months ended September 30, 2017, investing activities used cash of $1.6 million, compared to $7.9 million for the same period in 2016. Capital expenditures related to the purchase of equipment, computer systems and software for the nine months ended September 30, 2017 and 2016, were $3.9 million and $7.9 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program, that was implemented on April 2, 2017, for the Company's NSP Americas segment and for other corporate operations. During the nine months ended September 30, 2017, the Company had proceeds of $1.8 million relating to the sale of its available-for-sale securities and $0.5 million related to the sale of assets previously held for sale.

Financing Activities

For the nine months ended September 30, 2017, financing activities provided $7.4 million in cash, compared to $0.6 million in cash for the same period in 2016. During the nine months ended September 30, 2017 and 2016, the Company used cash to pay dividends in aggregate amounts of $1.8 million and $5.6 million, respectively. That decrease was the result of Board of Directors' first-quarter election to suspend the payment of quarterly dividends.

On July 11, 2017, the Company entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million that matures on July 11, 2020 (the “Bank of America Credit Agreement”). In connection with the closing of the Bank of America Credit Agreement, the Company terminated its revolving credit agreement with Wells Fargo Bank, N.A. (the "Wells Fargo Credit Agreement") and satisfied in full the outstanding balance thereof through borrowings on the Bank of America Credit Agreement. The Company pays interest on any borrowings under the Bank of America Credit Agreement at LIBOR plus 1.25 percent (2.49 percent as of September 30, 2017), an annual commitment fee of 0.2 percent on the unused portion of the commitment. The Company is required to settle its net borrowings under the Bank of America Credit Agreement only upon maturity, and, as a result, has classified its outstanding borrowings as non-current on its condensed consolidated balance sheet as of September 30, 2017. At September 30, 2017, the outstanding balance under the Bank of America Credit Agreement was $19.2 million. The Company was in compliance with the debt covenants set forth in the Bank of America Credit Agreement as of September 30, 2017.

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

Prior to the termination of the Wells Fargo Credit Agreement, the Company paid interest at LIBOR plus 1.25 percent (2.13 percent at December 31, 2016), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2016, the outstanding balance under the Wells Fargo Credit Agreement was $9.9 million.

The Company's joint venture in China borrowed $0.5 million during the period ended September 30, 2017 from the Company's joint venture partner. This note is payable in one year and bears interest of 3.0 percent.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. Valuation allowances are recorded as reserves against deferred tax assets by the Company when it is determined that deferred tax assets are not likely to be realized in the foreseeable future.

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

Foreign Currency Risk

During the nine months ended September 30, 2017, approximately 58.0 percent of the Company's net sales and approximately 56.3 percent of its operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. The Company conducts business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, the Company's operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition, but it has provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which it sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on its operating results. The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended September 30, 2017 (dollar amounts in thousands) is as follows:

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales	$89,301	$(4,099)	(4.6)%	$(5,881)	(6.6)%	$(9,018)	(10.1)%

Cost and expenses
Cost of sales	23,505	(1,258)	(5.4)	(1,805)	(7.7)	(2,766)	(11.8)
Volume incentives	30,716	(1,606)	(5.2)	(2,302)	(7.5)	(3,531)	(11.5)
Selling, general and administrative	32,926	(1,016)	(3.1)	(1,458)	(4.4)	(2,235)	(6.8)

Operating income	$2,154	$(219)	(10.2)%	$(316)	(14.7)%	$(486)	(22.6)%

Exchange rate sensitivity for the nine months ended September 30, 2017 (dollar amounts in thousands) is as follows:

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales	$253,743	$(10,859)	(4.3)%	$(15,580)	(6.1)%	$(23,890)	(9.4)%

Cost and expenses
Cost of sales	66,430	(3,387)	(5.1)	(4,860)	(7.3)	(7,451)	(11.2)
Volume incentives	87,987	(4,184)	(4.8)	(6,002)	(6.8)	(9,204)	(10.5)
Selling, general and administrative	95,098	(2,961)	(3.1)	(4,249)	(4.5)	(6,515)	(6.9)

Operating income	$4,228	$(327)	(7.7)%	$(469)	(11.1)%	$(720)	(17.0)%

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of September 30, 2017 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$47,692	$(2,958)	(6.2)%	$(4,245)	(8.9)%	$(6,508)	(13.6)%
Accounts receivable, net	10,927	(427)	(3.9)	(612)	(5.6)	(939)	(8.6)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	4,850	(133)	(2.7)	(191)	(3.9)	(294)	(6.1)

Net Financial Instruments Subject to Exchange Rate Risk	$53,769	$(3,252)	(6.0)%	$(4,666)	(8.7)%	$(7,153)	(13.3)%

The following table sets forth the local currencies other than the U.S. dollar in which the Company’s assets that are subject to exchange rate risk were denominated as of September 30, 2017, and exceeded $1.0 million upon translation into U.S. dollars. None of its liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1.0 million upon translation into U.S. dollars. The Company uses the spot exchange rate for translating balance sheet items from local currencies into its reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of September 30, 2017 (dollar amounts in thousands) is as follows:

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of September 30, 2016
Cash and cash equivalents
South Korea (Won)	$8,757	1,145.6
Japan (Yen)	7,919	112.5
China (Yuan Renminbi)	4,164	6.7
European Markets (Euro)	2,233	0.8
Canada (Dollar)	1,054	1.2

Other	8,414	Varies
Total foreign denominated cash and cash equivalents	32,541
U.S. dollars held by foreign subsidiaries	5,908
Total cash and cash equivalents held by foreign subsidiaries	$38,449

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

Nine Months Ended September 30,	2017	2016
Canada (Dollar)	1.3	1.3
China (Yuan Renminbi)	6.8	6.6
European Markets (Euro)	0.9	0.9
Japan (Yen)	111.9	108.3

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the three and nine months ended September 30, 2017, Ukraine was considered to be highly inflationary. During the three-month periods ended September 30, 2017 and 2016, the Company’s Ukrainian subsidiary’s net sales represented approximately 2.3 percent and 2.3 percent, of consolidated net sales, respectively, and during the nine-month periods ended September 30, 2017 and 2016, represented approximately 2.3 percent and 2.2 percent, of consolidated net sales, respectively. With the exception of Ukraine, there were no other countries considered to have a highly inflationary economy during the nine-month periods ended September 30, 2017 and 2016.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of September 30, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In 2013, the Company began a multi-year project to upgrade its legacy ERP environment to an Oracle platform. At the beginning of the second quarter of 2017, the Company completed the migration of its NSP Americas segment and operations into Oracle. In connection with this implementation, the Company has updated the processes that constitute its internal control over financial reporting, as necessary, to accommodate related changes in its business processes.

The Company believes it has maintained appropriate internal controls during its initial implementation period and will continue to evaluate, test and monitor its internal controls over financial reporting for effectiveness.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Such purchases may be made in the open market, through block trades, in privately negotiated transactions or otherwise. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors and the program may be discontinued or suspended at any time. There were no shares repurchased by the Company during the three and nine months ended September 30, 2017. At September 30, 2017, the remaining balance available for repurchases under the program was $13.4 million.

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation, as amended
3.2(2)	Amended and Restated Bylaws
31.1(3)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(3)	Certificate of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________________________________

(1)	Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 14, 2016, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 1, 2017, and incorporated herein by reference.

(3)	Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature's Sunshine Products, Inc.

Date:	November 9, 2017	/s/ Gregory L. Probert
Gregory L. Probert,
Chief Executive Officer and Chairman of the Board

Date:	November 9, 2017	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer