Form 10-K
period 2017-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2018-03-16
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2017
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2017 was approximately $250,332,000 based on the closing price of $13.25 as quoted by Nasdaq Capital Market on June 30, 2017.
The number of shares of Common Stock, no par value, outstanding on February 17, 2018 is 19,016,130 shares.

EXPLANATORY NOTES
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s year ended December 31, 2017, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-K

For the Year Ended December 31, 2017

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

•	extensive government regulations to which the Company's products, business practices and manufacturing activities are subject;

•	legal challenges to the Company's direct selling program or to the classification of its independent distributors;

•	effect of complex legal and regulatory requirements, particularly in China and South Korea;

•	impact of anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

•	its ability to attract and retain independent distributors;

•	the loss of one or more key independent distributors who have a significant sales network;

•	the full implementation of its joint venture for operations in China with Fosun Industrial Co., Ltd.;

•	registration of products for sale in China, or difficulty or increased cost of importing products into China;

•	cyber security threats and exposure to data loss;

•	reliance on information technology infrastructure;

•	the effect of fluctuating foreign exchange rates;

•	liabilities and obligations arising from improper activity by its independent distributors;

•	its relationship with, and its inability to control the actions of, its independent distributors, and other third parties with whom it does business;

•	changes to its independent distributor compensation plans;

•	geopolitical issues and conflicts;

•	negative consequences resulting from difficult economic conditions, including the availability of liquidity or the willingness of its customers to purchase products;

•	risks associated with the manufacturing of the Company's products;

•	uncertainties relating to the application of transfer pricing, duties, value-added taxes, and other tax regulations, and changes thereto;

•	changes in tax laws, treaties or regulations, or their interpretation, including the impact of the Tax Cuts and Jobs Act;

•	availability and integrity of raw materials;

•	the competitive nature of its business and the nutritional supplement industry;

•	negative publicity related to its products, ingredients, or direct selling organization and the nutritional supplement industry;

•	product liability claims;

•	the sufficiency of trademarks and other intellectual property rights; and

•	reliance on third-parties to distribute its products and provide support services to independent distributors.

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

Business Segments

The Company has four business segments that are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations. Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and NSP China), and one business segment operates under the Synergy® WorldWide brand. The NSP Russia, Central and Eastern Europe segment also includes the Company’s wholesale business, in which the Company sells its products to various locally-managed entities independent of the Company that the Company has granted distribution rights for the relevant market.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the years ended December 31, 2017, 2016, and 2015, by business segment. This table should be read in conjunction with the information presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented (in thousands).

Year Ended December 31,	2017		2016		2015
NSP Americas:
General health	$74,492	44.9%	$78,187	44.4%	$80,315	44.8%
Immune	20,451	12.3	19,185	10.9	22,042	12.3
Cardiovascular	11,454	6.9	12,677	7.2	12,331	6.9
Digestive	45,231	27.2	47,659	27.1	49,239	27.5
Personal care	7,260	4.4	7,537	4.3	3,575	2.0
Weight management	7,129	4.3	10,677	6.1	11,649	6.5
Total NSP Americas	166,017	100.0	175,922	100.0	179,151	100.0

NSP Russia, Central and Eastern Europe:
General health	$14,813	46.0%	$12,907	43.0%	$13,332	42.4%
Immune	3,530	11.0	3,349	11.2	3,853	12.2
Cardiovascular	2,166	6.7	2,212	7.4	2,006	6.4
Digestive	8,261	25.7	8,009	26.7	8,178	26.0
Personal care	2,330	7.2	2,370	7.9	2,809	8.9
Weight management	1,090	3.4	1,151	3.8	1,291	4.1
Total NSP Russia, Central and Eastern Europe	32,190	100.0	29,998	100.0	31,469	100.0

Synergy WorldWide:
General health	$31,973	25.8%	$35,283	28.3%	$43,829	38.4%
Immune	508	0.4	620	0.5	752	0.7
Cardiovascular	50,702	40.9	51,684	41.4	34,191	30.0
Digestive	16,121	13.0	12,536	10.0	17,746	15.6
Personal care	8,532	6.9	8,981	7.2	5,697	5.0
Weight management	15,997	12.9	15,689	12.6	11,866	10.4
Total Synergy WorldWide	123,833	100.0	124,793	100.0	114,081	100.0

NSP China:
General health	$3,738	18.7%	$1,551	14.8%	$4	100.0%
Immune	468	2.3	370	3.5	—	—
Cardiovascular	3,886	19.4	2,617	25.1	—	—
Digestive	8,361	41.8	4,323	41.4	—	—
Personal care	350	1.8	629	6.0	—	—
Weight management	3,186	15.9	956	9.2	—	—
Total NSP China	19,989	100.0	10,446	100.0	4	100.0

Consolidated:
General health	$125,016	36.6%	$127,928	37.5%	$137,480	42.3%
Immune	24,957	7.3	23,524	6.9	26,647	8.2
Cardiovascular	68,208	19.9	69,190	20.3	48,528	14.9
Digestive	77,974	22.8	72,527	21.3	75,163	23.1
Personal care	18,472	5.4	19,517	5.7	12,081	3.7
Weight management	27,402	8.0	28,473	8.3	24,806	7.6
Total Consolidated	$342,029	100.0	$341,159	100.0	$324,705	100.0

The following table summarizes the Company's product lines by category:

Category	Description
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

Distribution and Selling

The Company distributes its products to consumers through an independent sales force comprised of independent distributors, known as Managers and Distributors. The Company's independent distributors, many of whom also consume its products, market products to customers through direct selling techniques, as well as sponsoring other independent distributors. Typically a person who joins the Company’s independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. Although the nature of the Company's relationship with its independent distributors limits the control it has to direct their activities, the Company seeks to motivate and provide incentives to its independent distributors by offering high quality products and providing them with product support, training seminars, sales conventions, travel programs and financial incentives.

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

As of December 31, 2017, the Company had approximately 230,900 "active independent Distributors and customers" (as defined below). A person who joins the Company’s independent sales force begins as an independent Distributor. Many independent Distributors sell the Company’s products on a part-time basis to friends or associates or use the products themselves. An independent Distributor may earn Manager status by attaining certain product sales levels. As of December 31, 2017, the Company had approximately 13,000 "active independent Managers" (as defined below) worldwide. In many of the Company's markets, its independent Managers and Distributors are primarily retailers of the Company's products, including practitioners, proprietors of retail stores and other health and wellness specialists.

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

The Company pays sales commissions, or “volume incentives” to its independent Managers and Distributors based upon their own product sales and the product sales of their sales organization. As an exception, NSP China does not pay volume incentives; rather, it pays independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that the Company expensed during the years ended December 31, 2017, 2016, and 2015, are set forth in the Company's Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

Total Managers, Distributors and Customers by Segment as of December 31,

	2017		2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	236,200	5,600	269,100	6,400	286,600	6,500
NSP Russia, Central and Eastern Europe	138,300	3,200	140,600	2,800	163,200	2,800
Synergy WorldWide	107,300	4,200	123,000	3,700	126,400	3,400
Total	481,800	13,000	532,700	12,900	576,200	12,700

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

Active Distributors and Customers by Segment as of December 31,

	2017		2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	106,900	5,600	121,200	6,400	131,600	6,500
NSP Russia, Central and Eastern Europe	68,600	3,200	66,700	2,800	72,000	2,800
Synergy WorldWide	55,400	4,200	53,600	3,700	60,800	3,400
Total	230,900	13,000	241,500	12,900	264,400	12,700

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

New Managers, Distributors and Customers by Segment for the year ended December 31,

	2017		2016		2015
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	83,300	2,100	116,900	3,200	127,900	3,000
NSP Russia, Central and Eastern Europe	40,600	700	44,900	600	47,000	700
Synergy WorldWide	63,500	2,900	72,000	3,000	76,600	2,300
Total	187,400	5,700	233,800	6,800	251,500	6,000

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

Research and Development

The Company conducts research at its research center, known as the Hughes Center for Research and Innovation, a state of the art research and development facility located at the Company's corporate offices in Lehi, Utah. The Company's principal emphasis in its research and development activities is clinical research in the support of the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $3.4 million in 2017, $3.2 million in 2016 and $2.8 million in 2015.

Compliance with Environmental Laws and Regulations

The nature of the Company's business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon the Company's results of operations or competitive position in 2017.

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

Products

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of the Company's major product groups are subject to regulation by one or more governmental agencies in the United States and in other countries. In the United States, the Food and Drug Administration (“FDA”) regulates the Company's products under the Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder (“FDCA”). The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, including amendments by the Nutrition Labeling and Education Act of 1990 (“NLEA”) and the Dietary Supplement Health and Education Act of 1994, as amended, and the regulations promulgated thereunder (“DSHEA”).

FDA regulations relating specifically to foods and dietary supplements for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic labeling requirements for both foods and dietary supplements. In May 2016, the FDA announced new labeling requirements to reflect recently available scientific information. The new label requirements are intended to make it easier for consumers to make informed choices. Manufacturers with $10 million or more in annual food sales have until January 1, 2020, to comply with the new labeling requirements. Additionally, FDA regulations require the Company to meet relevant good manufacturing practice regulations relating to, among other things, the preparation, packaging and storage of its food and dietary supplements.

FDA rules impose requirements on the manufacture, packaging, labeling, holding, and distribution of dietary supplement products. For example, it requires that companies establish written procedures governing areas such as: (1) personnel, (2) plant and equipment cleanliness, (3) production controls, (4) laboratory operations, (5) packaging and labeling, (6) distribution, (7) product returns, and (8) complaint handling. The FDA also requires identity testing of all incoming dietary ingredients unless a company successfully petitions for an exemption from this testing requirement in accordance with the regulations. The current good manufacturing practices are designed to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. Ingredient identification requirements, which require the Company to confirm the levels, identity and potency of ingredients listed on its product labels within a narrow range, are particularly burdensome and difficult for the Company with respect to its product formulations, which contain many different ingredients.

In some countries the Company is, or regulators may assert that the Company is, responsible for the conduct of its independent distributors, and regulations applicable to the activities of the Company's independent Managers and Distributors also affect its business. In these countries, regulators may request or require that the Company take steps to ensure that its independent distributors comply with regulations. The types of regulated conduct include: (1) representations concerning the Company's products; (2) earning representations made by the Company and/or its independent Distributors; (3) public media advertisements, which in foreign markets may require prior approval by regulators; (4) sales of products in markets in which the products have not been approved, licensed, registered or certified for sale; and (5) classification by government agencies of the Company's independent distributors as employees of the Company.

In some markets, it is possible that improper product claims by independent Managers and Distributors could result in the Company's products being reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, the Company might be required to make labeling changes.

The Company is unable to predict the nature of any future regulations, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require: (1) reformulation of some products not capable of being reformulated; (2) imposition of additional record keeping requirements; (3) expanded documentation of the properties of some products; (4) expanded or different labeling; (5) additional or different scientific substantiation regarding product ingredients, safety or usefulness; and/or (6) additional distributor compliance surveillance and enforcement action by the Company. Any or all of these requirements could have a material adverse effect on the Company's results of operations and financial condition.

In foreign markets, prior to commencing operations and prior to making or permitting sales of the Company's products in the market, the Company may be required to obtain an approval, license, registration or certification from the country’s ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license, registration or certificate is required, the Company works extensively with local authorities to obtain the requisite approvals.  It must also comply with product labeling and packaging regulations that vary from country to country.  Its failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

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

Compliance

In order to comply with regulations that apply to both the Company and its independent distributors, the Company conducts considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses, registrations and approvals and applicable limitations on the Company's operations in that market. Typically, it conducts this research with the assistance of local legal counsel and other representatives. The Company devotes substantial resources to obtaining the necessary licenses, registrations and approvals and bringing its operations into compliance with the applicable limitations. It also researches laws applicable to independent distributor operations and revises or alters its distributor manuals and other training materials and programs to provide independent distributors with guidelines for operating a business, selling and distributing its products and similar matters, as required by applicable regulations in each market. The Company is unable to monitor its independent distributors effectively to ensure that they refrain from distributing its products in countries where it has not commenced operations.

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

To further mitigate any compliance risk, a Compliance Committee of the Board of Directors (the "Compliance Committee") was created in 2014. The purpose of the Compliance Committee is to oversee the Company’s efforts with respect to operational compliance.  “Operational Compliance” is defined by the Compliance Committee's charter to include: distributor compliance and direct selling best practices; employee compliance, including code of conduct and other mandated trainings; product and product distribution regulatory compliance, including adherence to FTC, FDA and other similar regulatory bodies’ mandates; compliance with data protection regulations; and non-financial, whistleblower reports. For avoidance of doubt, "Operational Compliance" does not include adherence to the U.S. Foreign Corrupt Practices Act (the "FCPA"), which is the responsibility of the audit committee.

International Operations

A significant portion of the Company's net sales are generated within the United States, which represented 41.2 percent, 43.4 percent and 45.4 percent of net sales in 2017, 2016, and 2015, respectively. The Company's second largest market, South Korea, represented 15.2 percent, 16.9 percent and 14.9 percent of net sales in 2017, 2016, and 2015, respectively. Outside of the United States and South Korea, no one country accounted for 10.0 percent or more of net sales in any year in the last three years. A breakdown of net sales by region in 2017, 2016, and 2015, is set forth below.

(Dollar amounts in thousands)
Year Ended December 31,	2017		2016		2015
Net Sales:
North America	$151,380	44.2%	$168,883	49.5%	$171,486	52.8%
Europe	55,719	16.3	50,299	14.7	53,237	16.4
Asia Pacific	109,318	32.0	98,585	28.9	76,482	23.6
Central & South America	25,612	7.5	23,392	6.9	23,500	7.2
	$342,029	100.0%	$341,159	100.0%	$324,705	100.0%

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

Employees

The Company employed 911 individuals as of December 31, 2017. The Company believes that its relations with its employees are satisfactory.

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
Direct selling companies are subject to laws and regulations by various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive practices and to ensure that sales are made to consumers of the products, and that compensation, recognition and advancement within the selling organization are based primarily upon sales of the products. For example, regulations in some countries in which the Company operates, including South Korea and China, limit the amount of compensation the Company can pay to its independent distributors. Failure to comply with these laws and regulations could result in significant penalties, which could have a material adverse effect on the Company's results of operations and financial condition. Violations could result from misconduct by an independent distributor, ambiguity in statutes, changes or new laws and regulations affecting the Company's business and court-related decisions.
The Company may be restricted or prohibited from using direct selling activities in some foreign countries, or the Company may be required to undertake lengthy and costly application processes to obtain a direct selling license to engage in direct selling activities. For example, the Company was required to undertake a lengthy and costly application process to obtain a direct selling license in China, which it obtained in the second quarter of 2017, and may be required to undertake similarly lengthy and costly application processes to obtain additional licenses and permits in order to expand its business in China.
The FTC in the United States, and similar government agencies in foreign jurisdictions, periodically investigate and bring enforcement actions against direct selling companies. Direct selling companies that have been the subject of an FTC enforcement action have generally been required to make significant changes to their business model and pay significant monetary fines. Being the target of an investigation or enforcement action by the FTC in the United States, or a similar government agency in a foreign jurisdiction, could have a material adverse effect on the Company's results of operations and financial condition.
The Company's products, business practices and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.
The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of the Company’s major product groups are subject to regulation by numerous domestic and foreign governmental agencies and authorities. In the U.S., these governmental agencies and authorities include the FDA, the FTC, the CPSC, the EPA, the USDA and state regulatory agencies. Generally, each international market in which the Company operates has regulatory agencies similar to the regulatory agencies in the U.S. In addition, each State in the United States has an attorney general who is responsible for enforcing the laws of that State. Some states’ Attorneys General have demonstrated a focus on the manufacture and sale of various dietary supplements. As a result of such focus, a states’ Attorneys General could seek to take actions against the Company or other industry participants or amend applicable regulations in their State, which could have a material adverse effect on the Company's results of operations and financial condition by causing the Company to incur additional costs to comply or cease selling one or more of its products. As the primary manufacturer of its own products, the Company is subject to FDA regulations on Good Manufacturing Practices (GMP), which require the Company to maintain good manufacturing processes, including ingredient identification, manufacturing controls and record keeping.
Ingredient identification requirements, which require the Company to confirm the levels, identity and potency of ingredients listed on its product labels within a narrow range, are particularly burdensome and difficult for the Company with respect to its product formulations, which contain many different ingredients. Compliance with these regulations has increased and may further increase the cost of manufacturing the Company's products. The Company's results of operations and financial condition could be materially adversely affected if a regulatory authority makes a determination that the Company is not in compliance with ingredient identification requirements. A finding of noncompliance may result in administrative warnings, penalties or actions impacting the Company's ability to continue selling certain products. Failure to comply with ingredient identification requirements could also lead to private class action lawsuits which would be costly, disruptive and could have a material adverse effect on the Company’s results of operations and financial condition.

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
The FTC, which exercises jurisdiction over the advertising of all of the Company’s products in the United States, has in the past instituted enforcement actions against dietary supplement and food companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. The FTC from to time has initiated investigations and enforcement actions against direct selling companies the FTC alleged made misleading representations relating to the earnings potential of an independent distributor within a company's compensation plan. There is a degree of subjectivity in determining whether an earnings claim is improper or misleading. Recently, private watchdog groups have increased their attention on companies in the dietary supplement and direct selling industries with allegations of false or misleading product and earing claims. The goal of such private watchdog groups is to get the FTC to take enforcement action against practices they believe are illegal. The Company cannot be sure that the FTC, or comparable foreign agencies, will not question its advertising claims, or advertising claims made by the Company's independent distributors, in the future. Additionally, plaintiffs’ lawyers have filed class action lawsuits against some of the Company's competitors, which are often expensive to defend against. An enforcement action brought by a government agency, like the FTC in the United States, or a class action lawsuit, could adversely affect the Company's reputation and potentially result in significant penalties and costs, either of which could have a material adverse effect on the Company's results of operations and financial condition.
The Company’s direct selling system could be challenged in one or more countries in which it does business.
Legal and regulatory requirements concerning the direct selling industry generally do not include "bright line" rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts often have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change from time to time. The Company periodically becomes aware of investigations and enforcement actions against other companies in the direct selling industry. An adverse ruling in an investigation or enforcement action involving a direct selling company could have a material adverse effect on the Company’s results of operations and financial condition if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in significant, additional burdens or restrictions on direct selling companies.
The Company could also be subject to challenges by private parties in civil actions, including class action cases brought by plaintiffs’ lawyers. From time to time, the Company becomes aware of civil class actions brought against its competitors in the United States, which have and may in the future result in adverse judgments and significant settlements. A civil class action lawsuit brought against the Company could have a material adverse effect on the Company’s results of operations and financial condition if it results in an adverse judgment or a significant settlement.
Government regulations in China are particularly demanding and the Chinese regulatory authorities exercise board discretion in interpreting and apply regulations. As a result, the model the Company created specifically for China may not continue to be deemed compliant by national or local Chinese regulatory authorities if applicable regulations, or there interpretations, evolve in a manner that is adverse to the Company and its business model in China. In the past, the Chinese government has taken serious action against companies that it believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. There can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact the Company's business in China, result in regulatory investigations or lead to fines or penalties, any of which could have a material adverse effect on the Company's results of operations and financial condition.
The Company is subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act ("FCPA").
The Company is subject to anti-bribery laws, including the FCPA, which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies and their intermediaries to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity by the Department of Justice ("DOJ") and the SEC relating to business operations within certain countries in which the Company operates, including China. For example, in 2017, a U.S. based direct selling company announced that it was the target of an investigation being conducted by the SEC to determine whether certain activities related to the direct selling company's operations in China violated the FCPA. Also in 2017, another U.S. based direct selling company announced that it had initiated a voluntary probe of its operations in China to determine if violations of the FCPA had occurred.
The Company’s policies mandate compliance with anti-bribery laws by its employees and agents, including the requirements to maintain accurate information and internal controls. However, the Company may be liable for actions of its employees and agents, even if such actions are inconsistent with the Company’s policies. Being subject to an investigation by the DOJ or the SEC for an alleged violation of the FCPA could cause the Company to incur significant expenses and distractions that could adversely affect its business. Violations of the FCPA, or a similar anti-bribery law, may result in criminal or civil sanctions, including contract cancellations or debarment, and loss of reputation, which could have a material adverse effect on the Company’s results of operations and financial condition.
The Company may be unable to attract and retain independent distributors.
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
Many factors affect the Company's ability to attract and retain independent distributors, including:

–	publicity regarding the Company, its products, its distribution channels or its competitors;

–	on-going motivation of the Company's independent distributors;

–	the public’s perceptions about the value and efficacy of the Company's products;

–	the public’s perceptions and acceptance of direct selling;

–	general and economic business conditions;

–	government regulations;

–	the Company's compensation arrangements, including any changes thereto, training and support for its independent distributors; and

–	competition in attracting and retaining independent distributors.

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
The Company's independent distributors are often motivated by the potential to build a sales network in geographic areas in which they do not reside. However, from time to time, the Company makes a decision to cease operations in a geographic area, which may cause independent distributors residing in a different geographic area to cease doing business with the Company because they can no longer maintain or build a sales network in the geographic area in which the Company ceased operating.

The loss of key independent distributors who have a significant sales networks could have a material adverse effect on the Company’s results of operations and financial condition.
A significant amount of the Company's net sales, in some of its markets, is dependent on only a few independent distributors and their extensive sales networks. The loss or inactivity of one of these independent distributors who, together with their extensive sales network, generate a significant amount of the Company's net sales could have a material adverse effect on the Company's results of operations and financial condition.
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
Difficulties in registering the Company's products for sale in Mainland China could have a material adverse effect on the Company's results of operations and financial condition.
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
Cyber security risks and the failure to maintain the integrity of data could expose the Company to data loss, litigation and liability, which could adversely affect the Company's results of operations and financial condition.
The Company collects and retains large volumes of data from employees and independent distributors, including credit card numbers and other personally identifiable information, for business purposes, including for transactional and promotional purposes, and its various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to the Company's business. The Company is subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase the Company's expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, distributor or guest data which could adversely affect the Company's reputation, disrupt its operations, or result in remedial and other costs, fines or lawsuits, which could have a material adverse effect on the Company's results of operations and financial condition.
System failures could adversely affect the Company's results of operations and financial condition.
Like many companies, the Company's business is highly dependent upon its information technology infrastructure (websites, accounting and manufacturing applications, and product and customer information databases) to manage effectively and efficiently the Company's operations, including order entry, customer billing, accurately tracking purchases and volume incentives and managing accounting, finance and manufacturing operations. The occurrences of natural disasters, security breaches or other unanticipated problems could result in interruptions in the Company's day-to-day operations that could adversely affect its business. A long-term failure or impairment of any of the Company's information systems could have a material adverse effect on its results of operations and financial condition.
For example, beginning in 2013, the Company began to significantly invest in its information technology systems. Included in this plan is the implementation of an Oracle ERP software to provide the Company with an integrated financial, manufacturing and reporting solution. The Company began the initial deployment of the Oracle ERP system on April 2, 2017, for the Company’s NSP Americas segment as well as other corporate operations. The implementation of the Oracle ERP system negatively impacted the Company’s net sales and profitability during the year ended December 31, 2017, primarily by causing wait times for calls into the Company's call center to be longer than usual and by causing difficulties within the Company's on-line product ordering system. These disruptions led to increased levels of customer and distributor attrition.
Currency exchange rate fluctuations could adversely affect the Company's results of operation and financial condition.
In 2017, the Company recognized approximately 58.8 percent of its net sales in markets outside the United States, the majority of which was recognized in each market’s respective local currency. The Company purchases inventory primarily in the United States in U.S. dollars. In preparing its financial statements, the Company translates net sales and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because a majority of its sales are in foreign countries, exchange rate fluctuations may have a significant effect on its net sales and earnings. The Company's reported earnings have in the past been, and are likely to continue to be, significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.
The Company could incur obligations resulting from the activities of its independent distributors.
The Company sells its products worldwide to a sales force of independent distributors who use the products themselves or resell them to customers. Independent distributors are not employees and operate their own business separate and apart from the Company, and the Company may not be able to control aspects of their activities that may impact the Company's business. If local laws and regulations, or the interpretation of locals laws and regulations, change and require the Company to treat its independent distributors as employees, or if its independent distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which the Company operates to be its employees rather than independent contractors under existing laws and interpretations, the Company may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment related taxes and penalties, which could have a material adverse effect on the Company's results of operations and financial condition. The Company's independent distributors also operate in jurisdictions where local legislation and governmental agencies require it to collect and remit taxes such as sales tax or value-added taxes. In addition, there is the possibility that some jurisdictions could seek to hold the Company responsible for false product or income related claims or the actions of an independent distributor. If the Company was found to be responsible for any of these issues related to its independent distributors, it could have a material adverse effect on the Company's results of operations and financial condition.
If the Company's independent distributors fail to comply with advertising laws, it could adversely affect the Company’s results of operations and financial condition.
The advertisement of the Company's products is subject to extensive regulations in most of the markets in which the Company does business, including the United States. The Company's independent distributors may fail to comply with such regulations governing the advertising of the Company's products or business opportunity. In the U.S., the Company's products are sold principally as dietary supplements and cosmetics and are subject to rigorous FDA regulations limiting the types of therapeutic claims that can be made relating to the products. The treatment or cure of disease, for example, is not a permitted claim for the Company's products. In the U.S., the FTC is responsible for providing consumer protection by, among other things, investigating and initiating enforcement actions against business practices it deems deceptive or fraudulent. The FTC has in recent years investigated and initiated enforcement actions against direct selling companies for misleading representations relating to the earnings potential of an independent distributor within a company's compensation plan. Recently, private watchdog groups have increased their scrutiny of companies in the dietary supplement and direct selling industries with allegations of false or misleading product and earnings claims. The goal of such private watchdog groups is to get the FTC to take enforcement action against business practices they believe are illegal. Despite the Company's efforts to train its independent distributors and its attempts to monitor its independent distributors’ marketing materials, the Company cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims and earning claims. If the Company's independent distributors fail to comply with these restrictions, then the Company and its independent distributors could be subjected to claims of false advertising, misrepresentation, significant financial penalties, costly mandatory product recalls and relabeling requirements, any of which could have a material adverse effect on the Company's results of operations and financial condition.
The Company may be adversely affected by changes to its independent distributor compensation plans.
The Company modifies components of its compensation plans from time to time to keep its compensation plans competitive and attractive to existing and potential independent distributors, to address changing market dynamics, to provide incentives to its independent distributors that the Company believes will help grow its business, to conform to local regulations and to address other business needs. It is difficult to predict how such changes will be viewed by the Company’s independent distributors and whether such changes will achieve their desired results. Such changes could result in unintended or unforeseen negative economic and non-economic consequences to the Company's business, such as higher than anticipated costs or difficulty in attracting and retaining independent distributors, either of which could have a material adverse effect on the Company's results of operations and financial condition.
Geopolitical issues, conflicts and other global events could adversely affect the Company's results of operations and financial condition.
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
Difficult economic conditions could adversely affect the Company's results of operations and financial condition.
Consumer spending habits, including spending for the Company's products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. Economic slowdowns in the markets in which the Company does business may adversely affect consumer spending habits and demand for the Company's products, which may result in lower net sales in future periods. A prolonged global or regional economic downturn could have a material adverse effect on the Company's results of operations and financial condition.
The Company's manufacturing activity is subject to certain risks.
The Company manufactures a significant portion of the products sold at its manufacturing facility located in Spanish Fork, Utah. As a result, the Company is dependent upon the uninterrupted and efficient operation of its manufacturing facility in Spanish Fork and its distribution facilities throughout the country. The Company's manufacturing facilities and distribution facilities are subject to the risk of catastrophic loss due to, among other things, earthquake, fire, flood, terrorism or other natural or man-made disasters, as well as occurrence of significant equipment failures. If any of these facilities were to experience a catastrophic loss, it would be expected to disrupt the Company's operations and could have a material adverse effect on the Company's results of operations and financial condition.
As the primary manufacturer of its own products, the Company is subject to FDA regulations on GMPs, which require the Company to maintain good manufacturing processes, including ingredient identification, manufacturing controls and record keeping. Compliance with these regulations has increased and may further increase the cost of manufacturing the Company's products. The Company's results of operations and financial condition could be materially adversely affected if regulatory authorities make determinations that the Company is not in compliance with FDA regulations on GMPs. A finding of noncompliance may result in administrative warnings, penalties or actions impacting the Company's ability to continue selling certain products, which could have a material adverse effect on the Company's results of operations and financial condition.
 In addition, the Company contracts with third-party manufacturers to produce some of its vitamins, mineral and other nutritional supplements, personal care products and certain other miscellaneous products in accordance with the Company's specifications and standards. These contract manufacturers are subject to the same risks as the Company's manufacturing facility as noted above. In addition, while the Company has implemented stringent quality control procedures to verify that its contract manufacturers comply with its specifications and standards, the Company does not have full control over their manufacturing activities. Significant delays and defects in the Company's products resulting from the activities of its contract manufacturers may have a material adverse effect on the Company's results of operations and financial condition.
Taxation and transfer pricing could adversely affect the Company's results of operations and financial condition.
The Company is subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between the U.S. parent company and its foreign subsidiaries. These pricing laws are designed to ensure that appropriate levels of income and expense are reported by its U.S. and foreign entities, and that they are taxed appropriately. Regulators in the United States and in foreign markets closely monitor the Company's corporate structures, intercompany transactions, and how it effectuates intercompany fund transfers. The Company's effective tax rate could increase and its results of operations and financial condition could be materially adversely affected if regulators challenge the Company's corporate structures, transfer pricing methodologies or intercompany transfers. The Company is eligible to receive foreign tax credits in the United States for certain foreign taxes actually paid abroad. In the event any audits or assessments are concluded adversely to the Company, it may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, the Company may not be able to take advantage of any foreign tax credits in the future. In addition, changes in the amount of the Company's total and foreign source taxable income may also limit the Company's ability to take advantage of any foreign tax credits in the future. The various customs, exchange control and transfer pricing laws are continually changing, and are subject to the interpretation of governmental agencies.
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
Comprehensive tax reform in the United States could adversely affect the Company's business and financial condition.
In December 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was enacted in the United States. The Tax Reform Act contains significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, limitation of the tax deduction for interest expense, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.
Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Reform Act is uncertain, and the Company's business and financial condition could be adversely affected. This annual report does not discuss the Tax Reform Act in depth or the manner in which it might affect holders of the Company's common stock. The Company urges stockholders to consult with their legal and tax advisors with respect to the Tax Reform Act and the potential tax consequences of investing in the Company's common stock.

Availability and integrity of raw materials could become compromised.
The Company acquires all of its raw materials for the manufacture of its products from third-party suppliers. If the Company loses a significant supplier and experience difficulties in finding or transitioning to an alternative supplier, the Company could experience shortages or product back orders, which could have a material adverse effect on the Company's results of operations and financial condition. Suppliers may be unable to provide the Company with the raw materials in the quantities and at the appropriate quality that it requires or at a price the Company is willing to pay. The Company could incur delays caused by an interruption in the production of these materials including weather, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events outside of the control of the Company and its suppliers.
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
The Company operates in an industry with numerous manufacturers, distributors and retailers of nutritional products. The market for these products is intensely competitive. Many of the Company's competitors are significantly larger, have greater financial resources, and have better name recognition than the Company. The Company also relies on independent distributors to market and sell its products through direct selling techniques, as well as sponsoring other independent distributors. The Company competes with other direct selling companies to retain existing independent distributors and attract new independent distributors. In addition, the Company currently does not have significant patent or other proprietary protection, and competitors may introduce products with the same or similar ingredients that the Company uses in its products. As a result, the Company may have difficulty differentiating its products from its competitors’ products and other competing products that enter the nutritional market. Increased competition could have a material adverse effect on the Company's results of operations and financial condition.
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
Product liability claims could adversely affect the Company's business.
As a manufacturer and distributor of products that are ingested, the Company could face product liability claims if, among other things, the use of its products is alleged to result in injury to a consumer. The Company carries product liability insurance coverage; however, such insurance may not be sufficient to cover one or more large claims or the insurer may successfully disclaim coverage as to a pending or future claim, which could have a material adverse effect on the Company's results of operations and financial condition.
The Company's business is subject to intellectual property risks.
Most of the Company's products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products generally make obtaining patent protection for the Company's products impractical. The Company has other intellectual property that it considers valuable, including trademarks for the Nature’s Sunshine Products name and logo as well as the Synergy WorldWide name. The Company's efforts to protect its intellectual property may be unsuccessful and third parties may assert claims against the Company for infringement of intellectual property rights, which could result in the Company being required to obtain costly licenses for such rights, to pay royalties or to terminate its manufacturing of infringing products, any or all of which could have a material adverse effect on the Company's results of operation and financial condition.
Failure of third party support could adversely impact the Company's sales and profitability.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's corporate offices are located in Lehi, Utah, and consist of approximately 66,000 square feet. These facilities are leased from an unaffiliated third party through a lease agreement which expires in 2018. The Company's Synergy corporate offices are located in Pleasant Grove, Utah, and consist of approximately 21,000 square feet. The Company has entered into a new lease consisting of approximately 61,000 square feet in Lehi, Utah, and anticipates relocating its corporate offices and Synergy offices in 2018.

The Company's principal warehousing and manufacturing facilities are housed in a building consisting of approximately 270,000 square feet and located on approximately 10 acres in Spanish Fork, Utah. These facilities are owned by the Company and support all of its business segments.

The Company leases properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and distribution warehouses in the majority of the countries in which it does business. During 2017, 2016 and 2015, the Company incurred lease expense of approximately $7.4 million, $6.6 million, and $6.3 million, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

The Company's common stock is traded on the NASDAQ Global Market (symbol “NATR”).

The following table summarizes the quarterly high and low market prices of the Company's common stock for the years ended December 31, 2017 and 2016:

	Market Prices
2017	High	Low
First Quarter	$14.48	$8.80
Second Quarter	$13.55	$8.40
Third Quarter	$13.20	$9.35
Fourth Quarter	$12.80	$8.70

	Market Prices
2016	High	Low
First Quarter	$10.30	$7.15
Second Quarter	$11.77	$8.50
Third Quarter	$16.05	$9.48
Fourth Quarter	$16.45	$11.10

The approximate number of shareholders of record of the Company's common shares as of February 17, 2018, was 750. This number of holders of record does not represent the actual number of beneficial owners of the Company's common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None.

Dividends

There were 727 shareholders of record as of December 31, 2017.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding the Company’s equity compensation plans as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,118,129	$12.06	923,410
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

Performance Graph

The graph below depicts the Company's common stock as an index, assuming $100.00 was invested on December 31, 2012, along with the composite prices of companies listed on the NASDAQ Stock Market and the Company's peer group. Standard & Poor’s Investment Services has provided this information. The comparisons in the graph are required by regulations of the SEC, and are not intended to forecast or be indicative of the possible future performance of the Company's common stock. The publicly-traded companies that comprise this peer group include Herbalife International, Ltd., NuSkin Enterprises, Inc. and USANA Health Sciences, Inc. The Company considers these companies to be its peer group as they have similar product lines and distribution techniques.

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

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Nature’s Sunshine Products, Inc.	$100.00	$132.97	$128.68	$90.73	$139.18	$108.24
NASDAQ Index	100.00	140.12	160.78	171.97	187.22	242.71
Peer Group	100.00	290.87	133.66	161.02	162.56	225.94

 Item 6. Selected Financial Data

The selected financial data presented below is summarized from the Company's results of consolidated operations for each of the five years in the period ended December 31, 2017, as well as selected consolidated balance sheet data as of December 31, 2017, 2016, 2015, 2014, and 2013.

(Dollar and Share Amounts in Thousands, Except for Per Share Information and Other Information)

Consolidated Statement of Operations Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net sales	$342,029	$341,159	$324,705	$366,367	$369,826
Cost of sales	(91,037)	(90,937)	(85,345)	(91,584)	(92,344)
Gross profit	250,992	250,222	239,360	274,783	277,482

Operating expenses:
Volume incentives	119,970	119,910	117,786	135,808	135,516
Selling, general and administrative	129,635	120,273	107,702	119,927	118,383
Operating income	1,387	10,039	13,872	19,048	23,583
Other income (expense), net	1,835	(773)	(592)	(34)	1,993
Income before income taxes	3,222	9,266	13,280	19,014	25,576
Provision for income taxes	17,039	8,591	1,740	(743)	7,923
Net income (loss) from continuing operations	(13,817)	675	11,540	19,757	17,653
Income (loss) from discontinued operations	—	—	2,116	(9,957)	(44)
Net income (loss)	(13,817)	675	13,656	9,800	17,609
Loss attributable to noncontrolling interests	(875)	(1,464)	(1,031)	(219)	—
Net income (loss) attributable to common shareholders	$(12,942)	$2,139	$14,687	$10,019	$17,609

Consolidated Balance Sheet Data

	December 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$42,910	$32,284	$41,420	$58,699	$77,247
Working capital	48,852	31,466	48,382	63,340	80,025
Inventories	44,047	47,597	38,495	40,438	41,910
Property, plant and equipment, net	69,106	73,272	68,728	51,343	32,022
Total assets	195,195	205,570	200,520	196,799	199,612
Long-term liabilities	21,806	10,137	11,119	9,933	25,784
Total shareholders’ equity	119,732	132,398	136,265	128,957	105,259

Summary Cash Flow Information

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating activities	$10,524	$3,417	$10,162	$14,182	$29,378
Investing activities	(3,204)	(11,532)	(18,592)	(26,674)	(8,564)
Financing activities	1,573	(286)	(7,578)	(5,076)	(21,331)

Common Share Summary

	Year Ended December 31,
	2017	2016	2015	2014	2013
Cash dividends per share (1)	$0.10	$0.40	$0.40	$1.90	$1.90
Basic and diluted earnings per share
Basic weighted average number of shares	18,882	18,731	18,656	17,108	15,997
Diluted weighted average number of shares	18,882	19,056	19,177	17,641	16,390
Basic earnings (loss) per share attributable to common shareholders:
Net income (loss) from continuing operations	$(0.69)	$0.11	$0.67	$1.15	$1.10
Income (loss) from discontinued operations	$—	$—	$0.11	$(0.57)	$—
Net income (loss) attributable to common shareholders	$(0.69)	$0.11	$0.79	$0.58	$1.10
Diluted earnings (loss) per share attributable to common shareholders:
Net income (loss) from continuing operations	$(0.69)	$0.11	$0.66	$1.12	$1.08
Income (loss) from discontinued operations	$—	$—	$0.11	$(0.56)	$(0.01)
Net income (loss) attributable to common shareholders	$(0.69)	$0.11	$0.77	$0.56	$1.07
________________________________________________________________________
(1) — 2014 and 2013 include a special cash dividend of $1.50 per share paid on September 19, 2014 and August 29, 2013, respectively.

Other Information

	December 31,
	2017	2016	2015	2014	2013
Square footage of property in use	690,716	689,945	703,696	754,548	771,439
Number of employees	911	972	901	964	1,010

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

OVERVIEW

The Company's Business, Industry and Target Market

The Company is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company has four business segments that are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations. Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and NSP China), and one business segment operates under the Synergy® WorldWide brand. The NSP Russia, Central and Eastern Europe segment also includes the Company’s wholesale business, in which the Company sells its products to various locally-managed entities independent of the Company that the Company has granted distribution rights for the relevant market.

In the fourth quarter of 2017, the Company moved the reporting of its wholesale business, in which the Company sells its products to a locally managed entity independent of the Company that has distribution rights for the market, from the China and New Markets segment to the NSP Russia, Central and Eastern Europe segment. The net sales and contribution margin for the years ended December 31, 2016 and 2015 were recast to reflect that change.

The Company’s independent distributors market and sell the Company's products to customers and sponsor other independent distributors who also market the Company's products to customers. The Company's sales are highly dependent upon the number and productivity of its independent distributors. Growth in sales volume generally requires an increase in the productivity of the Company's independent distributors and/or growth in the total number of its independent distributors. The Company seeks to motivate and provide incentives to its independent distributors by offering high quality products and providing its independent distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

In 2017, the Company experienced an increase in its consolidated net sales of 0.3 percent (and a decrease of 0.2 percent in local currencies) compared to 2016. NSP Russia, Central and Eastern Europe net sales increased approximately 7.3 percent compared to 2016. Synergy WorldWide net sales decreased approximately 0.8 percent compared to 2016 (or 1.7 percent in local currencies). NSP Americas net sales decreased approximately 5.6 percent compared to 2016 (or 5.7 percent in local currencies). NSP China net sales increased approximately 91.4 percent compared to 2016.

The Company made a significant investment in its information systems of approximately $48.0 million as of December 31, 2017, and began the initial implementation of the Oracle ERP system on April 2, 2017, for the Company’s NSP Americas segment as well as other corporate operations. The implementation of the Oracle ERP system negatively impacted net sales and profitability during 2017, primarily by causing wait times for calls into the Company's call center to be longer than usual and by causing difficulties within the Company's on-line product ordering system. While the Company has addressed these issues, customer attrition rates increased.

In absolute terms, selling, general and administrative expenses increased $9.4 million during 2017, and increased as a percentage of net sales to 37.9 percent from 35.3 percent in 2016. The percentage increase was primarily the result of independent service fees in China, building the Company's China infrastructure, Oracle ERP depreciation and the reduction in internally capitalized costs related to Oracle.

The Company distributes its products to consumers through an independent sales force comprised of independent Managers and Distributors, many of whom also consume the Company's products. Typically a person who joins the Company’s independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 13,000 and 12,900 and active independent Distributors and customers were approximately 230,900 and 241,500 at December 31, 2017 and 2016, respectively.

As an international business, the Company has significant sales and costs denominated in currencies other than the U. S. Dollar. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of the Company's sales. Likewise, the Company expects its foreign markets with functional currencies other than the U.S. Dollar will continue to represent a substantial portion of its overall sales and related operating expenses. Accordingly, changes in foreign currency exchange rates could materially affect sales and costs or the comparability of sales and costs from period to period as a result of translating the market's financial statements into its reporting currency.

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

A reserve for product returns is recorded based upon historical experience. The Company allows independent Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of the Company’s markets, the requirements to return product are more restrictive. Sales returns for the years 2017, 2016 and 2015, were $1.6 million, $1.4 million, and $1.2 million, respectively.

Accounts Receivable Allowances

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

Inventories

Inventories are adjusted to lower of cost and net realizable value, using the first-in, first-out method. The components of inventory cost include raw materials, labor and overhead. To estimate any necessary adjustments, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional inventory adjustments could be required.

Self-Insurance Liabilities

The Company self-insures for certain employee medical benefits. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded. In 2017, the Company secured commercial insurance for product liability related claims.

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

Incentive Trip Accrual

The Company accrues for expenses associated with its direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including Company conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. It specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. The Company accrued incentive trip costs of approximately $5.0 million and $5.1 million at December 31, 2017 and 2016, respectively, which are included in accrued liabilities in the consolidated balance sheets.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by the Company when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2017 and 2016, the Company had recorded valuation allowances of $24.0 million and $11.3 million, respectively, as offsets to its deferred tax assets.

At December 31, 2017, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $13.8 million. The net operating losses will expire at various dates from 2018 through 2027, with the exception of those in some foreign jurisdictions where there is no expiration. As of December 31, 2017, the Company had approximately $14.6 million of foreign tax and withholding credits. Of the $14.6 million credits, $14.2 million are foreign tax credits, most of which expire in 2024 and all of which are fully offset by a valuation allowance.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Reform Act). The Tax Reform Act alters U.S. corporate income taxation in a number of significant ways including lowering the corporate income tax rate from 35% to 21%, implementing a quasi-territorial tax regime by providing a 100% Dividends Received Deduction (“DRD”) of foreign dividends, imposing a one-time transition tax on deemed repatriated post-1986 undistributed earnings of foreign subsidiaries and revising or eliminating various tax deductions.

Accordingly, the U.S. deferred tax assets and liabilities have been re-measured based on the new, lower corporate income tax rate that will apply after December 31, 2017. Foreign deferred tax assets and liabilities were not impacted. Future changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in later periods. Management is not aware of any such additional changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

Share-Based Compensation

The Company recognizes all share-based payments to Directors and employees, including grants of stock options and restricted stock units, in the statement of operations based on their grant-date fair values. It records compensation expense over the vesting period of the stock options based on the fair value of the stock options on the date of grant.

PRESENTATION

Net sales represents gross sales including shipping and handling offset by volume rebates given to independent Managers, Distributors and customers. Volume rebates as a percentage of retail sales may vary by country, depending upon regulatory restrictions that limit or otherwise restrict rebates. The Company also offers reduced volume rebates with respect to certain products and promotions worldwide.

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

Selling, general and administrative expenses represent the Company's operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, Distributor marketing, occupancy costs, communication costs, bank fees, independent service fees paid to independent service in China, depreciation and amortization, and other miscellaneous operating expenses.

Most of the Company's sales to independent Distributors outside the United States are made in the respective local currencies. In preparing its financial statements, the Company translates sales into U.S. dollars using average exchange rates. Additionally, the majority of the Company's purchases from its suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on the Company's reported sales and contribution margins and can generate transaction losses on intercompany transactions.

RESULTS OF OPERATIONS

The following table summarizes the Company's consolidated net income (loss) from continuing operations results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	(26.6)	(26.7)	(26.3)
Gross profit	73.4	73.3	73.7

Operating expenses:
Volume incentives	35.1	35.1	36.3
Selling, general and administrative	37.9	35.3	33.2

Operating income	0.4	2.9	4.3

Other income (expense):
Interest and other income, net	—	0.2	0.5
Interest expense	(0.1)	—	—
Foreign exchange gains (losses), net	0.6	(0.4)	(0.6)
	0.5	(0.2)	(0.2)

Income before provision for income taxes	0.9	2.7	4.1
Provision for income taxes	5.0	2.5	0.5

Net income (loss) from continuing operations	(4.1)%	0.2%	3.6%

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

Year Ended December 31, 2017, as Compared to the Year Ended December 31, 2016

Net Sales

The following table summarizes the changes in the Company's net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations, for the years ended December 31, 2017 and 2016 (dollar amounts in thousands).

	Net Sales by Operating Segment
	2017	2016	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$140,405	$148,048	(5.2)%	$213	(5.3)%
NSP Latin America	25,612	27,874	(8.1)%	(15)	(8.1)%
	166,017	175,922	(5.6)%	198	(5.7)%

NSP Russia, Central and Eastern Europe	32,190	29,998	7.3%	197	6.7%

Synergy WorldWide:
Synergy Asia Pacific	89,329	89,694	(0.4)%	743	(1.2)%
Synergy Europe	23,529	24,328	(3.3)%	455	(5.2)%
Synergy North America	10,975	10,771	1.9%	—	1.9%
	123,833	124,793	(0.8)%	1,198	(1.7)%

NSP China	19,989	10,446	91.4%	—	91.4%

	$342,029	$341,159	0.3%	$1,593	(0.2)%

Consolidated net sales for the year ended December 31, 2017, were $342.0 million compared to $341.2 million in 2016, or an increase of approximately 0.3 percent. The increase was primarily related to product sales in NSP China, growth in NSP Russia, Central and Eastern Europe, and continued growth in Synergy Japan. Growth in these markets was offset by declines in the NSP Americas market, and Synergy Europe and Asia markets. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, the Company's consolidated net sales for the year ended December 31, 2017 would have decreased by 0.2 percent percent, from 2016.

NSP Americas

Net sales related to NSP Americas for the year ended December 31, 2017, were $166.0 million compared to $175.9 million for 2016, a decrease of 5.6 percent. Net sales declined primarily due to interruptions in customer service associated with the implementation of the Oracle ERP system, which began in the Company's NSP America's segment at the beginning of the second quarter of 2017, which caused disruption in the Company's call center and online product ordering system. While the Company has addressed these issues, customer attrition rates increased. As a result, the Company believes the baseline in NSP Americas has been set at a lower level. In local currency, net sales decreased by 5.7 percent compared to 2016. Fluctuations in foreign exchange rates had a $0.2 million favorable impact on net sales for the year ended December 31, 2017. Active independent Managers within NSP Americas totaled approximately 5,600 and 6,400 at December 31, 2017 and 2016, respectively. Active independent Distributors and customers within NSP Americas totaled approximately 106,900 and 121,200 at December 31, 2017 and 2016, respectively. The issues associated with the implementation of the Oracle ERP system negatively impacted the Company's ability to attract new Distributors and customers, and retain existing Distributors and customers, which was a significant cause for the decrease in the number of independent Managers, Distributors and customers. Independent Managers were down 12.5 percent, and active independent Distributors and customers were down 11.8 percent, compared to the prior year.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales decreased approximately $7.4 million, or 5.4 percent, for the year ended December 31, 2017, compared to 2016. The decrease was primarily due to the issues associated with the implementation of the Oracle ERP system in the Company's NSP Americas segment at the beginning the second quarter of 2017, which impacted net sales through the remainder of 2017.

In Latin America, net sales decreased approximately $2.3 million, or 8.1 percent, for the year ended December 31, 2017, compared to 2016. In local currency, net sales decreased 8.1 percent compared to 2016. Currency devaluation had a de minimus impact on net sales for the year ended December 31, 2017. The decrease in net sales was primarily due to the issues associated with the implementation of the Oracle ERP system in the Company's NSP Americas segment at the beginning of the second quarter of 2017, which impacted net sales through the remainder of 2017. Net sales in Latin America continues to be negatively impacted by changing regulations for product registration that affect the Company's ability to sell some of its products in certain countries in Latin America.

NSP Russia, Central and Eastern Europe

Net sales related to NSP Russia, Central and Eastern Europe markets were $32.2 million for the year ended December 31, 2017, compared to $30.0 million for 2016, a increase of 7.3 percent. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 3,200 and 2,800 as of December 31, 2017 and 2016, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 68,600 and 66,700 as of December 31, 2017 and 2016, respectively. Net sales increased primarily as a result of the relative stabilization of Russian ruble against the U.S. dollar and product promotions that have improved distributor engagement.

Synergy WorldWide

Synergy WorldWide reported net sales for the year ended December 31, 2017, of $123.8 million, compared to $124.8 million for 2016, a decrease of 0.8 percent. Fluctuations in foreign exchange rates had a $1.2 million favorable impact on net sales for the year ended December 31, 2017. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have decreased by 1.7 percent percent from 2016.  Active independent Managers within Synergy WorldWide totaled approximately 4,200 and 3,700 at December 31, 2017 and 2016, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 55,400 and 53,600 at December 31, 2017 and 2016, respectively.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales decreased approximately $5.6 million, or 9.7 percent, for the year ended December 31, 2017, compared to 2016. In local currency, net sales decreased 12.1 percent compared to 2016. The decrease in local currency net sales was primarily due to a reduction in distributor engagement as well as geopolitical tension and economic conditions in the region during the first six months of 2017.

In Japan, net sales increased approximately $6.8 million, or 45.3 percent, for the year ended December 31, 2017, compared to 2016.  Fluctuations in foreign exchange rates had $0.7 million favorable impact on net sales for the year ended December 31, 2017. In local currency, net sales increased 50.3 percent for the year ended December 31, 2017, compared to 2016. The Company attributes the increase in net sales in Japan primarily to the introduction of new products and the implementation of programs intended to stimulate activity, including the adoption of Korea's distributor recognition program, which had a positive impact on market sales volume in the year ended December 31, 2017.

In Europe, net sales decreased approximately $0.8 million, or 3.3 percent, for the year ended December 31, 2017, compared to 2016. Fluctuations in foreign exchange rates, had a $0.5 million favorable impact on net sales for the year ended December 31, 2017. In local currency, net sales decreased 5.2 percent for the year ended December 31, 2017, compared to 2016. The decrease in local currency net sales is primarily due to market saturation and a reduction in sales activity in the market's Scandinavian countries.

In North America, net sales increased approximately $0.2 million, or 1.9 percent, for the year ended December 31, 2017, compared to 2016. The increase in net sales was primarily driven by successful initiatives to expand its customer base.

NSP China

NSP China had net sales for the year ended December 31, 2017, of $20.0 million, compared to $10.4 million for 2016, an increase of 91.4 percent. Net sales were positively impacted by the Company receiving its direct selling license in May 2017, which allows the Company to expand its business scope to include direct selling activities within China.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and NSP China business segments is set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Sales

Cost of sales as a percent of net sales decreased to 26.6 percent in 2017, compared to 26.7 percent in 2016. The reduction in the cost of sales percentage is primarily due to the impact of $1.7 million of NSP China related inventory write-downs in 2016, which did not occur in 2017.

Volume Incentives

Volume incentives as a percent of net sales remained constant at 35.1 percent for 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $9.4 million to $129.6 million for the year ended December 31, 2017. Selling, general and administrative expenses were 37.9 percent of net sales for the year ended December 31, 2017, compared to 35.3 percent for 2016.

The increase in selling, general and administrative expenses during 2017, compared to 2016, were primarily related to:

•	$2.2 million of independent service fees paid to independent service providers in China;

•	$3.6 million of increased investment in China as the Company built its infrastructure; and

•	$3.6 million of increased depreciation related to Oracle as well as $1.8 million in other Oracle related costs.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2017, increased $2.6 million compared to 2016. The change in other income (expense) was primarily due to changes in foreign exchange gains and losses.

Income Taxes

Our effective income tax rate was 528.8 percent for 2017, compared to 92.7 percent for 2016. As detailed below, the increase in the effective rate from 2016 to 2017 is primarily attributable to the Tax Reform Act which was signed into law by the President of the United States on December 22, 2017. The effective rate for 2017 differed from the federal statutory rate of 35.0 percent primarily due to the following:

(i)
Adjustments to valuation allowances increased the effective rate by 405.3 percent in 2017. Included was the effect of an addition of valuation allowances on U.S. foreign tax credits, primarily resulting from the Tax Reform Act, as well as the impact of current year foreign losses that will not provide tax benefit.

(ii)
Adjustments relating to the U.S. tax impact of foreign operations increased the effective tax rate by 1.0 percent in 2017. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits, and foreign rate differentials.

(iii)
Cumulative unfavorable adjustments related to foreign operations increased the tax rate by 53.7 percent in 2017. These adjustments relate to foreign items that are treated differently for tax purposes than they are for financial reporting purposes.

(iv)
Revaluation of deferred tax assets and liabilities to the lower U.S. federal tax rate caused by the enactment of the Tax Reform Act on December 22, 2017 increased the tax rate by 117.6 percent in 2017.

(v)	Reduction of liabilities for unrecognized tax benefits related to the lapse of applicable statute of limitations decreased the tax rate by 91.1 percent in 2017.

Adjustments relating to the U.S. impact of foreign operations increased the effective tax rate by 1.0 percentage points in 2017, and decreased the effective tax rate by 53.4 percentage points in 2016. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2017	2016
Dividends received from foreign subsidiaries	65.7%	65.9%
Foreign tax credits	(4.1)	(91.8)
Foreign tax rate differentials	(60.6)	(27.1)
Unremitted earnings	—	0.2
Other adjustments	—	(0.6)
Total	1.0%	(53.4)%

From 2016 to 2017, the changes in components of the U.S. tax impact of foreign operations were significant. The primary reason the dividends received from foreign subsidiaries and the foreign tax credits changed by such a large amount was due to changes in the treatment of foreign dividends and foreign tax credits caused by enactment of the Tax Reform Act in December 2017.

Changes to the effective rate due to dividends received from foreign subsidiaries, impact of foreign tax credits, foreign tax rate differentials and unremitted earnings calculation are expected to be recurring; however, depending on various factors, the changes may be favorable or unfavorable for a particular period. New international provisions of the Tax Reform Act may also impact the Company’s effective tax rate in future periods. Given the large number of jurisdictions in which the Company does business and the number of factors that can impact effective tax rates in any given year, this rate is likely to reflect significant fluctuations from year-to-year.

Year Ended December 31, 2016, as Compared to the Year Ended December 31, 2015

Net Sales

The following table summarizes the changes in the Company's net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations, for the years ended December 31, 2016 and 2015 (dollar amounts in thousands).

	Net Sales by Operating Segment
	2016	2015	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$148,048	$147,017	0.7%	$(404)	1.0%
NSP Latin America	27,874	32,134	(13.3)%	(1,550)	(8.4)%
	175,922	179,151	(1.8)%	(1,954)	(0.7)%

NSP Russia, Central and Eastern Europe	29,998	31,473	(4.7)%	(163)	(4.2)%

Synergy WorldWide:
Synergy Asia Pacific	89,694	76,479	17.3%	(229)	17.6%
Synergy Europe	24,328	25,829	(5.8)%	(68)	(5.5)%
Synergy North America	10,771	11,773	(8.5)%	—	(8.5)%
	124,793	114,081	9.4%	(297)	9.7%

NSP China	10,446	—	—%	—	—%

	$341,159	$324,705	5.1%	$(2,414)	5.8%

Consolidated net sales for the year ended December 31, 2016, were $341.2 million compared to $324.7 million in 2015, or an increase of approximately 5.1 percent. The increase was primarily related to the pre-opening product sales through Hong Kong, continued growth in Synergy Korea and Japan, and moderate growth in the Company's NSP US market. Growth in these markets was offset by declines in the Synergy Europe and North American markets, as well as declines in the NSP Latin America and NSP Russia, Central and Eastern Europe markets for the year ended December 31, 2016. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, the Company's consolidated net sales for the year ended December 31, 2016 would have increased by 5.8 percent, from 2015.

NSP Americas

Net sales related to NSP Americas for the year ended December 31, 2016, were $175.9 million compared to $179.2 million for 2015, a decrease of 1.8 percent. In local currency, net sales decreased by 0.7 percent compared to 2015. Fluctuations in foreign exchange rates had a $2.0 million unfavorable impact on net sales for the year ended December 31, 2016. Active independent Managers within NSP Americas totaled approximately 6,400 and 6,500 at December 31, 2016 and 2015, respectively. Active independent Distributors and customers within NSP Americas totaled approximately 121,200 and 131,600 at December 31, 2016 and 2015, respectively. The number of independent Managers, Distributors and customers decreased primarily due to the enrollment of fewer independent distributors in the Company's Latin American markets. Independent Managers were down 1.5 percent, and active independent Distributors and customers were down 7.9 percent, compared to the prior year. The active independent Managers category includes independent Managers under the Company's various compensation plans that have achieved and maintained certain product sales levels. As such, all independent Managers are considered to be active independent Managers. The active independent Distributors and customers category includes the Company's independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months.

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

NSP Russia, Central and Eastern Europe

Net sales related to NSP Russia, Central and Eastern Europe markets were $30.0 million for the year ended December 31, 2016, compared to $31.5 million for 2015, a decrease of 4.7 percent. Active independent Managers within NSP Russia, Central and Eastern Europe remained constant at 2,800 and 2,800 as of December 31, 2016 and 2015, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 66,700 and 72,000 as of December 31, 2016 and 2015, respectively. Net sales and the number of Distributors and customers decreased primarily as a result of the current political uncertainty in Ukraine and across the region, and the decline in the value of the Ukrainian hryvnia and Russian ruble against the U.S. dollar. Although changes in exchange rates between the U.S. dollar and Ukrainian hryvnia do not result in currency fluctuations within the Company's financial statements, the Company's products in Ukraine and Russia are priced in local currencies pegged to current U.S. dollar exchange rates and, therefore, become more expensive when the local currency declines in value. The Company remains strongly supportive of and engaged with its independent distributors in the region, and is supporting their activity with additional promotions and training. However, the Company expects that sales in its NSP Russia, Central and Eastern Europe segment will continue to be significantly affected by the political unrest in Ukraine and Russia, sanctions in Russia and the impact of currency devaluation. The Company continues to evaluate various options to keep the distributor base engaged, including expansion of the Company's business into additional countries in Central and Eastern Europe. The Company believes that its partnership with its local partner provides a solid foundation to reignite growth once the political and economic conditions stabilize.

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

NSP China

NSP China had net sales from wholesale activities and pre-opening product sales through Hong Kong for the year ended December 31, 2016, of $10.4 million, which was the result of pre-opening product sales through Hong Kong, which began in 2016.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and NSP China business segments is set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Sales

Cost of sales as a percent of net sales increased to 26.7 percent in 2016, compared to 26.3 percent in 2015. The increases in the cost of sales percentages are primarily due to the additional $1.7 million of inventory write-downs recorded for products in China that came as a result of lower than expected sales.

Volume Incentives

Volume incentives as a percent of net sales decreased to 35.1 percent in 2016, compared to 36.3 percent in 2015. The decrease in volume incentives as a percent of net sales for the period is primarily due to changes in segment market mix such as the sales growth in NSP China related to pre-opening product sales through Hong Kong, for which no volume incentives are paid. Rather, NSP China pay independent service fees which are included in selling, general and administrative expenses.

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

Adjustments relating to the U.S. impact of foreign operations decreased the effective tax rate by 53.4 percentage points in 2016, and increased the effective tax rate by 2.8 percentage points in 2015. The components of this calculation were:

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

SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables present the Company’s unaudited summary of quarterly operations during 2017 and 2016 for each of three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales	$83,098	$81,344	$89,301	$88,286
Cost of sales	(21,728)	(21,197)	(23,505)	(24,607)
Gross profit	61,370	60,147	65,796	63,679

Volume incentives	28,983	28,288	30,716	31,983
Selling, general and administrative	30,336	31,836	32,926	34,537
Operating income (loss)	2,051	23	2,154	(2,841)
Other income (expense)	1,275	441	193	(74)
Income (loss) before income taxes	3,326	464	2,347	(2,915)
Provision (benefit) for income taxes	1,463	884	(1)	14,693
Net income (loss)	1,863	(420)	2,348	(17,608)
Net loss attributable to noncontrolling interests	(297)	(233)	(95)	(250)
Net income (loss) attributable to common shareholders	$2,160	$(187)	$2,443	$(17,358)

Basic and diluted net income (loss) per common share:
Basic earnings (loss) per share attributable to common shareholders:	$0.11	$(0.01)	$0.13	$(0.92)

Diluted earnings (loss) per share attributable to common shareholders:	$0.11	$(0.01)	$0.13	$(0.92)

Dividends declared per common share	$0.10	$—	$—	$—

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$82,402	$89,366	$85,441	$83,950
Cost of sales	(22,020)	(23,078)	(21,512)	(24,327)
Gross profit	60,382	66,288	63,929	59,623

Volume incentives	29,877	30,791	29,684	29,558
Selling, general and administrative	28,385	31,249	29,187	31,452
Operating income (loss)	2,120	4,248	5,058	(1,387)
Other income (expense), net	1,559	(622)	20	(1,730)
Income (loss) before income taxes	3,679	3,626	5,078	(3,117)
Provision for income taxes	1,890	1,260	1,136	4,305
Net income (loss)	1,789	2,366	3,942	(7,422)
Net loss attributable to noncontrolling interests	(280)	(202)	(213)	(769)
Net income (loss) attributable to common shareholders	$2,069	$2,568	$4,155	$(6,653)

Basic and diluted net income (loss) per common share:
Basic earnings (loss) per share attributable to common shareholders:	$0.11	$0.14	$0.22	$(0.35)

Diluted earnings (loss) per share attributable to common shareholders:	$0.11	$0.14	$0.22	$(0.35)

Dividends declared per common share	$0.10	$0.10	$0.10	$0.10

Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets, funding of international expansion and payment of dividends. As of December 31, 2017, working capital was $48.9 million, compared to $31.5 million as of December 31, 2016.  At December 31, 2017, the Company had $42.9 million in cash and cash equivalents, of which $32.2 million was held in its foreign markets and may be subject to various withholding taxes and other restrictions related to repatriations.

The Company's net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Operating activities	$10,524	$3,417	$10,162
Investing activities	(3,204)	(11,532)	(18,592)
Financing activities	1,573	(286)	(7,578)

Operating Activities

For the year ended December 31, 2017, operating activities provided cash in the amount of $10.5 million compared to $3.4 million in 2016. Operating cash flows increased due to the timing of payments and receipts for inventories, other assets, and accrued volume incentives. Those increases were partially offset by the timing of payments and receipts for accounts receivable, prepaid expenses and other, income taxes payable, and accrued liabilities.

For the year ended December 31, 2016, the Company generated cash from operating activities of $3.4 million compared to $10.2 million in 2015. Operating cash flows decreased due to the timing of payments and receipts for inventories, accrued volume incentives, accrued liabilities, income tax payable and the liability related to unrecognized tax benefits, and was partially offset by the timing of payments and receipts for accounts receivable, prepaid expenses, accounts payable, and deferred revenue as well as the decrease in the Company's operating income.

Investing Activities

Cash paid for capital expenditures related to the purchase of equipment, computer systems and software for the years ended December 31, 2017, 2016, and 2015, were $5.5 million, $11.0 million, and $22.5 million, respectively. In 2013, the Company began to significantly reinvest in its information technology systems. Included within this plan is an Oracle ERP implementation program, that was implemented on April 2, 2017, for the Company's NSP Americas segment and for other corporate operations.

During the years ended December 31, 2017, 2016, and 2015 and had cash proceeds of $1.8 million, $0.0 million, and $0.8 million for 2017, 2016, and 2015, respectively, from the sale of such investments. During the year ended December 31, 2017, the Company had proceeds of $0.5 million related to the sale of assets previously held for sale.

Financing Activities

During the years ended December 31, 2017, 2016, and 2015, the Company used cash to pay dividends in an aggregate amount of $1.8 million, $7.5 million, and $7.5 million, respectively.

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

On July 11, 2017, the Company entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million that matures on July 11, 2020 (the “Bank of America Credit Agreement”). In connection with the closing of the Bank of America Credit Agreement, the Company terminated its revolving credit agreement with Wells Fargo Bank, N.A. (the "Wells Fargo Credit Agreement") and satisfied in full the outstanding balance thereof through borrowings on the Bank of America Credit Agreement. The Company pays interest on any borrowings under the Bank of America Credit Agreement at LIBOR plus 1.25 percent (2.82 percent as of December 31, 2017), an annual commitment fee of 0.2 percent on the unused portion of the commitment. The Company is required to settle its net borrowings under the Bank of America Credit Agreement only upon maturity, and, as a result, has classified its outstanding borrowings as non-current on its condensed consolidated balance sheet as of December 31, 2017. At December 31, 2017, the outstanding balance under the Bank of America Credit Agreement was $13.2 million. The Company was in compliance with the debt covenants set forth in the Bank of America Credit Agreement as of December 31, 2017.

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

The Company's joint venture in China borrowed $0.5 million during the period ended December 31, 2017 from the Company's joint venture partner. This note is payable in one year and bears interest of 3.0 percent.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$28,061	$5,918	$5,814	$4,181	$12,148
Self-insurance reserves (1)	593	593	—	—	—
Other long-term liabilities reflected on the balance sheet (2)	—	—	—	—	—
Unrecognized tax benefits (3)	—	—	—	—	—
Revolving credit facility (4)	13,181	—	13,181	—	—
Other capital commitments (5)	1,720	1,720	—	—	—
Total	$43,555	$8,231	$18,995	$4,181	$12,148
_______________________________________

(1)
At December 31, 2017, there were $1.5 million of liabilities. The Company retains a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the Company’s consolidated balance sheet.

During 2017 the Company secured product liability coverage to cover possible claims, and still maintains accruals for amounts prior to the Company obtaining coverage. Prior to this, the Company accrued an amount that it believes is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on the Company’s history of such claims. However, there can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on the Company’s business prospects, financial position, results of operations or cash flows. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with the product liability obligations, the Company is unable to estimate the years in which cash settlement may occur.

(2)
At December 31, 2017, there were $2.0 million of liabilities. The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes). The deferrals become an obligation owed to the participant by the Company under the plan. Upon separation of the participant from the service of the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years. As the Company cannot easily determine when its officers and key employees will separate from the Company, the Company is unable to estimate the years in which cash settlement may occur.

(3)
At December 31, 2017, there were $4.6 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, the Company is unable to estimate the years in which cash settlement may occur with the respective tax authorities.

(4)
The Company entered into a revolving credit agreement with Bank of Americas, N.A., that permits the Company to borrow up to $25.0 million through July 11, 2020, bearing interest at LIBOR plus 1.25 percent. The Company must pay an annual commitment fee of 0.2 percent on the unused portion of the commitment. At December 31, 2017, the Company had $11.8 million available under this facility.

(5)	In 2017, the Company made commitments of $1.7 million to purchase manufacturing equipment and leasehold improvements for its new headquarters in 2018.

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2017, 2016, and 2015, the aggregate amounts of these payments were $0.0 million, $0.1 million, and $0.1 million, respectively.

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

Foreign Currency Risk

During the year ended December 31, 2017, approximately 58.8 percent of the Company's net sales and approximately 56.9 percent of its operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. It conducts business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, its operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition, but it has provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which it sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on its operating results. It does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in its management’s discussion and analysis included in Part II, Item 7 of this report.

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

Exchange rate sensitivity for the year ended December 31, 2017 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales	$342,029	$(14,854)	(4.3)%	$(21,312)	(6.2)%	$(32,679)	(9.6)%

Cost and expenses
Cost of sales	91,037	(4,710)	(5.2)%	(6,758)	(7.4)%	(10,362)	(11.4)%
Volume incentives	119,970	(5,790)	(4.8)%	(8,308)	(6.9)%	(12,738)	(10.6)%
Selling, general and administrative	129,635	(4,058)	(3.1)%	(5,822)	(4.5)%	(8,927)	(6.9)%

Operating income	$1,387	$(296)	(21.3)%	$(424)	(30.6)%	$(652)	(47.0)%

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

Exchange Rate Sensitivity of Balance Sheet as of December 31, 2017 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$42,910	$(2,445)	(5.7)%	$(3,507)	(8.2)%	$(5,378)	(12.5)%
Accounts receivable, net	8,888	(293)	(3.3)%	(420)	(4.7)%	(644)	(7.2)%

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	4,215	(58)	(1.4)%	(83)	(2.0)%	(127)	(3.0)%

Net Financial Instruments Subject to Exchange Rate Risk	$47,583	$(2,680)	(5.6)%	$(3,844)	(8.1)%	$(5,895)	(12.4)%

The following table sets forth the local currencies other than the U.S. dollar in which the Company’s assets that are subject to exchange rate risk were denominated as of December 31, 2017, and exceeded $1 million upon translation into U.S. dollars. None of its liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. The Company uses the spot exchange rate for translating balance sheet items from local currencies into its reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of December 31, 2017 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar
Cash and Cash Equivalents
South Korea (Won)	$6,793	1,067.1
China (Yuan Renminbi)	5,304	6.5
Europe (Euro)	2,108	0.8
Japan (Yen)	2,080	112.7
Poland (Zloty)	1,255	3.5
Italy (Euro)	1,136	0.8
Canada (Dollar)	1,075	1.3
Malaysia	1,034	4.1
Other	6,105	Varies
Total foreign dominated cash and cash equivalents	$26,890
U.S. dollars held by foreign subsidiaries	$5,323
Total cash and cash equivalents held by foreign subsidiaries	$32,213

During the year ended December 31, 2017, the Company repatriated $8.5 million of foreign cash through intercompany dividends.

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

Year ended December 31,	2017	2016	2015
Canada (Dollar)	1.3	1.3	1.3
China (Yuan Renminbi)	6.5	7.0	6.5
European Markets (Euro)	0.8	0.9	0.9
Japan (Yen)	112.7	108.4	121.0
South Korea (Won)	1,067.0	1,160.9	1,132.5
Mexico (Peso)	19.7	18.6	15.8

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

Interest Rate Risk

On December 31, 2017, the Company did not have any available for sale investments.

On December 31, 2017, the Company had an outstanding balance of $13.2 million on its revolving credit line, which pays interest at LIBOR plus 1.25 percent. A hypothetical increase 1.0 percent change in LIBOR, with no additional principal payments or draws would result in an estimated $0.1 million interest expense.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 16, 2018

We have served as the Company's auditor since 2007.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

As of December 31,	2017	2016
Assets
Current assets:
Cash and cash equivalents	$42,910	$32,284
Accounts receivable, net of allowance for doubtful accounts of $395 and $205, respectively	8,888	7,738
Investments available for sale	—	1,776
Assets held for sale	998	521
Inventories	44,047	47,597
Prepaid expenses and other	5,666	4,585
Total current assets	102,509	94,501
Property, plant and equipment, net	69,106	73,272
Investment securities - trading	1,980	1,391
Intangible assets, net	709	976
Deferred income tax assets	8,283	21,590
Other assets	12,608	13,840
	$195,195	$205,570

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,215	$5,305
Accrued volume incentives and service fees	18,774	16,264
Accrued liabilities	24,980	24,400
Deferred revenue	3,348	3,672
Revolving credit facility	—	9,919
Related party note	506	—
Income taxes payable	1,834	3,475
Total current liabilities	53,657	63,035
Liability related to unrecognized tax benefits	4,633	6,755
Long-term debt and revolving credit facility	13,181	—
Deferred compensation payable	1,980	1,391
Long-term deferred income tax liabilities	770	—
Other liabilities	1,242	1,991
Total liabilities	75,463	73,172

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 18,919 and 18,757 shares issued and outstanding as of December 31, 2017, and 2016, respectively	131,525	129,654
Retained earnings (accumulated deficit)	(2,072)	12,718
Noncontrolling interests	411	1,286
Accumulated other comprehensive loss	(10,132)	(11,260)
Total shareholders’ equity	119,732	132,398
	$195,195	$205,570
 See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)

Year Ended December 31,	2017	2016	2015
Net sales	$342,029	$341,159	$324,705
Cost of sales	(91,037)	(90,937)	(85,345)
Gross profit	250,992	250,222	239,360

Operating expenses:
Volume incentives	119,970	119,910	117,786
Selling, general and administrative	129,635	120,273	107,702
Operating income	1,387	10,039	13,872
Other income (expense):
Interest and other income, net	144	591	1,486
Interest expense	(289)	(16)	(130)
Foreign exchange gains (losses), net	1,980	(1,348)	(1,948)
	1,835	(773)	(592)
Income from continuing operations before provision for income taxes	3,222	9,266	13,280
Provision for income taxes	17,039	8,591	1,740
Net income (loss) from continuing operations	(13,817)	675	11,540
Income from discontinued operations	—	—	2,116
Net income (loss)	(13,817)	675	13,656
Net loss attributable to noncontrolling interests	(875)	(1,464)	(1,031)
Net income (loss) attributable to common shareholders	$(12,942)	$2,139	$14,687

Basic and diluted net income per common share

Basic earnings (loss) per share attributable to common shareholders:
Net income (loss) from continuing operations	$(0.69)	$0.11	$0.67
Income from discontinued operations	$—	$—	$0.11
Net income (loss) attributable to common shareholders	$(0.69)	$0.11	$0.79

Diluted earnings (loss) per share attributable to common shareholders:
Net income (loss) from continuing operations	$(0.69)	$0.11	$0.66
Income from discontinued operations	$—	$—	$0.11
Net income (loss) attributable to common shareholders	$(0.69)	$0.11	$0.77

Weighted average basic common shares outstanding	18,882	18,731	18,656
Weighted average diluted common shares outstanding	18,882	19,056	19,177

Dividends declared per common share	$0.10	$0.40	$0.40

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

Year Ended December 31,	2017	2016	2015
Net income (loss)	$(13,817)	$675	$13,656
Foreign currency translation gain (loss) (net of tax)	1,113	(16)	233
Net unrealized gains (losses) on investment securities (net of tax)	15	(1)	22
Reclassification of net realized gains on marketable securities in net income (net of tax)	—	—	(294)
Total comprehensive income (loss)	(12,689)	658	13,617
Net loss attributable to noncontrolling interests	(875)	(1,464)	(1,031)
Total comprehensive income (loss) attributable to common shareholders	$(11,814)	$2,122	$14,648

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock		Retained Earnings (Accumulated deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at January 1, 2015	18,662	$125,489	$10,891	$3,781	$(11,204)	$128,957
Share-based compensation expense	—	4,485	—	—	—	4,485
Tax deficiency from exercise of stock options	—	(520)	—	—	—	(520)
Proceeds from the exercise of stock options	427	3,861	—	—	—	3,861
Repurchase of common stock	(501)	(6,645)	—	—	—	(6,645)
Cash dividends (0.40 per share)	—	—	(7,490)	—	—	(7,490)
Net income	—	—	14,687	(1,031)	—	13,656
Other comprehensive loss	—	—	—	—	(39)	(39)
Balance at December 31, 2015	18,588	126,670	18,088	2,750	(11,243)	136,265
Share-based compensation expense	—	3,217	—	—	—	3,217
Tax deficiency from exercise of stock options	—	(233)	—	—	—	(233)
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	169	—	—	—	—	—
Cash dividends (0.40 per share)	—	—	(7,509)	—	—	(7,509)
Net income	—	—	2,139	(1,464)	—	675
Other comprehensive loss	—	—	—	—	(17)	(17)
Balance at December 31, 2016	18,757	129,654	12,718	1,286	(11,260)	132,398
Share-based compensation expense	—	2,218	—	—	—	2,218
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	162	(347)	—	—	—	(347)
Cash dividends (0.10 per share)	—	—	(1,848)	—	—	(1,848)
Net loss	—	—	(12,942)	(875)	—	(13,817)
Other comprehensive income	—	—	—	—	1,128	1,128
Balance at December 31, 2017	18,919	$131,525	$(2,072)	$411	$(10,132)	$119,732

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

Year Ended December 31,	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,817)	$675	$13,656
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of long-lived assets, net	113	221	—
Provision for doubtful accounts	215	305	21
Depreciation and amortization	8,634	4,808	4,525
Share-based compensation expense	2,218	3,217	4,485
(Gain) loss on sale of property and equipment	284	149	(2,703)
Deferred income taxes	14,134	766	(3,373)
Purchase of trading investment securities	(501)	(429)	(252)
Proceeds from sale of trading investment securities	151	147	239
Realized and unrealized gains on investments	(216)	(63)	(470)
Foreign exchange losses (gains)	(1,980)	1,348	1,948
Changes in assets and liabilities:
Accounts receivable	(1,241)	(343)	(1,091)
Inventories	5,177	(9,569)	933
Prepaid expenses and other	(1,191)	2,442	636
Other assets	2,391	(3,025)	(4,010)
Accounts payable	(1,123)	(935)	593
Accrued volume incentives and service fees	1,884	1,477	(1,427)
Accrued liabilities	(986)	1,519	(3,451)
Deferred revenue	(324)	(488)	(557)
Income taxes payable	(1,758)	1,924	(914)
Liability related to unrecognized tax positions	(2,129)	(1,076)	1,368
Deferred compensation payable	589	347	6
Net cash provided by operating activities	10,524	3,417	10,162
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,501)	(11,028)	(22,527)
Proceeds from sale of property, plant and equipment	521	—	3,128
Purchases of investments available for sale	—	—	(3)
Proceeds from sale/maturities of investments available for sale	1,776	5	810
Purchase of intangible assets	—	(509)	—
Net cash used in investing activities	(3,204)	(11,532)	(18,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(1,848)	(7,509)	(7,490)
Proceeds from new revolving credit facility	19,184	—	—
Principal payments of new revolving credit facility	(6,003)	—	—
Net borrowings on original revolving credit facility	(9,919)	7,223	2,696
Related party note	506
Proceeds from exercise of stock options	(347)	—	3,861
Repurchase of common stock	—	—	(6,645)
Net cash provided by (used in) financing activities	1,573	(286)	(7,578)
Effect of exchange rates on cash and cash equivalents	1,733	(735)	(1,271)
Net increase (decrease) in cash and cash equivalents	10,626	(9,136)	(17,279)
Cash and cash equivalents at beginning of the year	32,284	41,420	58,699
Cash and cash equivalents at end of the year	$42,910	$32,284	$41,420

Year Ended December 31,	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$4,597	$3,589	$9,782
Cash paid for interest	257	254	56
Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$63	$178	$1,081

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. The Company is a Utah corporation with its principal place of business in Lehi, Utah, and sells its products to a sales force of independent distributors that uses the products themselves or resells them to consumers

The Company markets its products in Australia, Austria, Belarus, Canada, China, Colombia, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, New Zealand, Norway, Panama, Poland, Russia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine, the United Kingdom and the United States. The Company also markets its products though a wholesale model to Australia, Brazil, Chile, Israel, New Zealand, Norway, Peru, Portugal, Spain and the United Kingdom.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. At December 31, 2017 and 2016, substantially all of the Company’s subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation. The Company consolidates the joint ventures in Hong Kong and China in its consolidated financial statements, with another party's interest presented as a noncontrolling interest. Additionally, the Company operates a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

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

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s independent Distributors, and receivables from independent Distributors in foreign markets.  Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future.  However, due to the geographic dispersion of credit card and Distributor receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2017 and 2016. Although receivables from independent Distributors can be significant, the Company performs ongoing credit evaluations of its independent Distributors and maintains an allowance for potential credit losses. This estimated allowance is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

Investment Securities

The Company has certain investment securities classified as trading securities. The Company maintains its trading securities portfolio to generate returns that are offset by corresponding changes in certain liabilities related to the Company’s deferred compensation plans (see Note 13). The trading securities portfolio consists of marketable securities, which are recorded at fair value and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. These investment securities are not available to the Company to fund its operations as they are restricted for the payment of the deferred compensation payable. The Company has established a rabbi trust to finance obligations under the plan. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable approximate fair value due to their short-term nature. The carrying amount reflected on the condensed consolidated balance sheet for the revolving credit facility approximates fair value due to it being variable-rate debt. During the years ended December 31, 2017, and 2016, the Company did not have any write-offs related to the remeasurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

The Company has made a significant investment in its information systems of approximately $48.5 million as of December 31, 2017 and began to amortize the asset over 10 years beginning April 2, 2017.

Intangible Assets

Intangible assets consist of purchased product formulations and product registrations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 9 to 15 years. Intangible assets, net of accumulated amortization, totaled $0.7 million and $1.0 million, at December 31, 2017, and 2016, respectively.

Other Assets

Other assets include lease deposits, deposits with third party service providers, deposits to operate in certain markets and potential foreign tax credit benefits related to the liability for unrecognized tax benefits.

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

Incentive Trip Accrual

The Company accrues for expenses associated with its direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including Company conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. The Company has accrued convention and meeting costs of $5.0 million and $5.1 million at December 31, 2017, and 2016, respectively, which are included in accrued liabilities in the consolidated balance sheets.

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

A reserve for product returns is recorded based upon historical experience. The Company allows independent Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of the Company’s markets, the requirements to return product are more restrictive. Sales returns for the years 2017, 2016 and 2015, were $1.6 million, $1.4 million, and $1.2 million, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales. Shipping and handling revenues of approximately $8.2 million, $9.2 million, and $9.2 million were reported as net sales for the years ended December 31, 2017, 2016, and 2015, respectively.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales).

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2017, 2016, and 2015 totaled approximately $2.1 million, $1.9 million and $2.2 million, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $3.4 million, $3.2 million, and $2.8 million in 2017, 2016, and 2015, respectively.

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

Income Taxes

The Company’s income tax expense includes amounts related to the United States and many foreign jurisdictions and is comprised of current year income taxes payable, changes in its deferred tax assets and liabilities and contingent reserves. Deferred tax assets are offset by a valuation allowance if it is believed to be more likely than not that some portion of the deferred tax asset will not be fully realized.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Reform Act) which changes U.S. corporate income taxation in a number of significant ways including, but are not limited to, lowering the corporate income tax rate from 35% to 21%, implementing a quasi-territorial tax regime by providing a 100% Dividends Received Deduction (“DRD”) of foreign dividends, imposing a one-time transition tax on deemed repatriated post-1986 undistributed earnings of foreign subsidiaries and revising or eliminating certain deductions. The effect of some of the provisions of the Tax Reform Act are required to be recognized in the year of enactment, 2017, such as determining the transition tax and re-measuring deferred tax assets and liabilities. In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the impact of the Tax Reform Act. See Note 11, Income Taxes, for more details regarding the Company’s income taxes and the impact of the Tax Reform Act.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years (dollar and share amounts in thousands, except for per share information):

	2017		2016	2015
Net income (loss) attributable to common shareholders:
Net income (loss) from continuing operations	$(12,942)		$2,139	$12,571
Income from discontinued operations	$—		$—	$2,116
Net income (loss)	$(12,942)		$2,139	$14,687

Basic weighted-average shares outstanding	18,882		18,731	18,656

Basic earnings (loss) per share attributable to common shareholders:
Net income (loss) from continuing operations	$(0.69)		$0.11	$0.67
Income from discontinued operations	$—		$—	$0.11
Net income (loss)	$(0.69)		$0.11	$0.79

Diluted Shares Outstanding
Basic weighted-average shares outstanding	18,882		18,731	18,656
Stock-based awards	—		325	521
Diluted weighted-average shares outstanding	18,882		19,056	19,177

Diluted earnings (loss) per share attributable to common shareholders:
Net income (loss) from continuing operations	$(0.69)		$0.11	$0.66
Income from discontinued operations	$—		$—	$0.11
Net income (loss)	$(0.69)		$0.11	$0.77

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	—	(1)	288	345

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	2,118	(1)	1,347	688

(1)   As a result of the net loss for the year ended December 31, 2017, no potentially dilutive securities are included in the calculation of diluted earnings (loss) per share because such effect would be anti-dilutive. Potentially dilutive securities include 1,390 outstanding options to purchase shares of common stock and 728 restricted stock units.

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

The Company recognizes all share-based payments to Directors and employees, including grants of stock options and restricted stock units, in the statement of operations based on their grant-date fair values. The Company records compensation expense, over the vesting period of the stock options and restricted stock units based on the fair value of the stock options and restricted stock units on the date of grant.

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

The Company adopted Topic 606 in January 2018 under a modified retrospective approach, under which the cumulative effect of initially applying Topic 606 is recognized as an adjustment to the opening balance of retained earnings. As a result of adopting Topic 606, the Company will, recognize revenue upon shipments to distributors net of sales reserves. The cumulative effect of adopting Topic 606 on January 1, 2018 was an increase to retained earnings of $0.8 million (net of tax).

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

NOTE 2: DISCONTINUED OPERATIONS

The following table summarizes the operating results of the Company’s discontinued operations (dollar amounts in thousands):

2015
Net sales	$—

Income before income tax provision	$2,604
Income tax provision	488
Income from discontinued operations	$2,116

There was no income or losses from discontinued operations during the years ended December, 31, 2017 and 2016.

During the year ended December 31, 2015, the Company received $1.3 million in net proceeds from the sales of its fixed assets in Venezuela, which is included in the results from discontinued operations. The Company ceased its operations in Venezuela in 2014. During the year ended December 31, 2015, the Company released $1.3 million in accrued liabilities related to prior sales and use taxes as well as other litigation in Brazil, which is included in the results from discontinued operations.

The income from discontinued operations did not have a material impact on the Company’s operating cash flows during the year ended December 31, 2015.

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

In continuing to execute the on-going strategy of focusing on larger and more profitable Company markets and in efforts to reduce costs and improve efficiencies, the Company executed a restructuring plan during the fourth quarter of 2017. As a part of the plan, the Company eliminated 60 positions worldwide through severance. It also ceased operations in the Costa Rica and Nicaragua markets, and closed the Los Angeles office. During the year ended December 31, 2017, the Company incurred approximately $1.5 million of non-recurring expenses that are recorded primarily in selling, general and administrative expenses consisting of severance, the write off of remaining lease costs net of contractual sublease payments, and of other market exit costs. Of the restructuring costs incurred during the year ended December 31, 2017, only $0.8 million of severance and rent costs remained payable at year-end.

The following table summarizes the 2015, 2016, and 2017 restructuring activity:

Total
Liability balance at December 31, 2014	$—
Increase in liability	3,306
Reduction in liability (payments)	(2,462)
Liability balance at December 31, 2015	$844
Increase in liability	200
Reduction in liability (payments)	(995)
Liability balance at December 31, 2016	$49
Increase in liability	1,483
Reduction in liability (payments)	(782)
Liability balance at December 31, 2017	$750

NOTE 4: INVENTORIES

The composition of inventories is as follows (dollar amounts in thousands):

As of December 31,	2017	2016
Raw materials	$9,522	$14,995
Work in process	2,153	694
Finished goods	32,372	31,908
Total inventory	$44,047	$47,597

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows (dollar amounts in thousands):

As of December 31,	2017	2016
Land and improvements	$841	$1,996
Buildings and improvements	30,760	30,277
Machinery and equipment	25,160	23,699
Furniture and fixtures	20,385	19,962
Computer software and hardware	51,632	49,340
	128,778	125,274
Accumulated depreciation and amortization	(59,672)	(52,002)
Total property, plant and equipment	$69,106	$73,272

Depreciation expense was $8.5 million, $4.7 million, and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Capitalized interest was $0.1 million, $0.2 million, and $0 for the years ended December 31, 2017, 2016 and 2015, respectively.

In January of 2017, the Company sold a 53 acre property in Springville, Utah. At December 31, 2016, $0.5 million of land and improvements was classified as held for sale and an impairment of $0.2 million was recognized for the year ended December 31, 2016.

As of December 31, 2017, the Company reclassified an eight-acre property in Provo, Utah, as an asset held for sale. The Company originally acquired the property with the intent to erect a building for the corporate headquarters. As there is no intention to move the corporate headquarters to this location, Company management decided to sell the property. The property is currently under contract to sell. The Company anticipates the sale of the property to be completed during 2018. As the fair value of the property exceeds the carrying value, no loss was recognized during the year ended December 31, 2017.

NOTE 6: INTANGIBLE ASSETS

At December 31, 2017, and 2016, intangibles for product formulations and registrations had a gross carrying amount of $1.8 million, and $1.9 million, accumulated amortization of $1.1 million, and $0.9 million, and a net amount of $0.7 million, and $1.0 million, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

During the year ended December 31, 2016, the Company purchased blue-hat product registrations of $0.5 million in China. The estimated useful lives of the blue-hat product registrations range from 3 to 5 years. Due to a reassessment of product demand, the Company took an impairment on the blue-hat product registrations of $0.1 million for the year ended December 31, 2017.

Amortization expense for intangible assets for the years ended December 31, 2017, 2016, and 2015 was $0.2 million, $0.1 million and $0.1 million, respectively. Estimated amortization expense for the five succeeding years and thereafter is as follows (dollar amounts in thousands):

Year Ending December 31,
2018	$186
2019	186
2020	186
2021	134
2022	17
Total	$709

NOTE 7: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows (dollar amounts in thousands):

As of December 31,	2017	2016
Salaries and employee benefits	$10,289	$10,670
Sales, use and property tax (See Note 14)	3,367	2,376
Convention and meeting costs	4,970	5,129
Other	6,354	6,225
Total	$24,980	$24,400

NOTE 8: INVESTMENT SECURITIES

The amortized cost and estimated fair values of available-for-sale securities are as follows (dollar amounts in thousands):

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities funds	$1,799	$—	$(23)	$1,776
Total short-term investment securities	$1,799	$—	$(23)	$1,776

There were no available for sale securities as of December 31, 2017.

During 2017, 2016, and 2015, the proceeds from the sales of available-for-sale securities were $1.8 million, $5,000, and $0.8 million, respectively. During the year ended December 31, 2016, the Company had gross realized gains of $0.3 million on sales of available-for-sale securities (net of tax). There were zero realized gains (losses) on sales of available-for-sales securities (net of tax) for the year ended December 31, 2015.

The Company’s trading securities portfolio totaled $2.0 million and $1.4 million at December 31, 2017 and 2016, respectively, and generated gains of $0.2 million, gains of $0.1 million, and losses of $5,000, for the years ended December 31, 2017, 2016, and 2015, respectively.

NOTE 9: REVOLVING CREDIT FACILITY

On July 11, 2017, the Company entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Bank of America Credit Agreement”). In connection with the closing of the Bank of America Credit Agreement, the Company terminated its revolving credit agreement with Wells Fargo Bank, N.A. (the "Wells Fargo Credit Agreement") and satisfied in full the outstanding balance thereof through borrowings on the Bank of America Credit Agreement. The Company pays interest on any borrowings under the Bank of America Credit Agreement at LIBOR plus 1.25 percent (2.82 percent as of December 31, 2017), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. The Company is required to settle its net borrowings under the Bank of America Credit Agreement only upon maturity, and as a result, has classified its outstanding borrowings as non-current on its condensed consolidated balance sheet as of December 31, 2017. At December 31, 2017, the outstanding balance under the Bank of America Credit Agreement was $13.2 million.

The Bank of America Credit Agreement contains customary financial covenants, including financial covenants relating to the Company’s solvency, leverage, and minimum EBITDA. In addition, the Bank of America Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Bank of America Credit Agreement. The Bank of America Credit Agreement is collateralized by the Company's manufacturing facility, accounts receivable balance, inventory balance and other assets. The Company was in compliance with the debt covenants set forth in the Bank of America Credit Agreement as of December 31, 2017.

Prior to the termination of the Wells Fargo Credit Agreement, the Company paid interest at LIBOR plus 1.25 percent (2.13 percent at December 31, 2016), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2016, the outstanding balance under the Wells Fargo Credit Agreement was $9.9 million.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows (dollar amounts in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2015	$(11,464)	$260	$(11,204)
Activity, net of tax	233	(272)	(39)
Balance as of December 31, 2015	(11,231)	(12)	(11,243)
Activity, net of tax	(16)	(1)	(17)
Balance as of December 31, 2016	(11,247)	(13)	(11,260)
Activity, net of tax	1,113	15	1,128
Balance as of December 31, 2017	$(10,134)	2	$(10,132)

NOTE 11: INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Reform Act). The Tax Reform Act alters U.S. corporate income taxation in a number of significant ways including, lowering the corporate income tax rate from 35% to 21%, implementing a quasi-territorial tax regime by providing a 100% Dividends Received Deduction (“DRD”) of foreign dividends, imposing a one-time transition tax on deemed repatriated post-1986 undistributed earnings of foreign subsidiaries and revising or eliminating certain deductions.

As a result of the large number of changes and the complexity of the changes resulting from the Tax Reform Act and given the lack of guidance provided thus far regarding the tax law changes, the Company has not finalized the accounting for income tax effects of the Tax Reform Act. The Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), provides guidance on accounting for the impact of the Tax Reform Act. SAB 118 allows for a provisional estimate to be recognized in the financial statements relating to ASC 740 in instances where a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete, but can be reasonably estimated. If a company is unable to reasonably estimate a provisional amount to be included in the financial statements, SAB 118 provides that it should continue to apply ASC 740 based on the provisions of the tax laws in effect immediately prior to the enactment of the Tax Reform Act.

The Company has estimated it will not owe any transition tax; therefore, it has recorded no provisional amount related to the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries. The company has recorded a provisional amount of $9.9 million related to the establishment of a valuation allowance on deferred tax assets for foreign tax credits. Utilization of the company’s foreign tax credit carryforwards is expected to be significantly limited due to changes made by the Tax Reform Act on the way that foreign income is calculated and sourced. A provisional amount of $3.8 million has also been recorded relating to re-measurement of U.S. deferred tax assets and liabilities based on the new lower corporate income tax rate at which deferred taxes are expected to reverse in the future. This amount is provisional because while it is possible to reasonably estimate the impact of the rate reduction, it may be impacted by additional analysis related to the Tax Reform Act, including, but not limited to, return to accrual adjustments and the state tax effect of adjustments made to federal temporary differences. The Company is also in the process of analyzing the potential effects of several new provisions resulting from the Tax Reform Act that take effect in 2018 including, the Global Intangible Low-taxed Income (GILTI) tax, the Foreign-derived Intangible Income (FDII) deduction, the Base-erosion Anti-abuse Tax (BEAT), interest expense deduction limitations, executive compensation deduction limits and various other provisions.

Due to the complexity of the new GILTI rules, the Company are continuing to evaluate the impact of this provision of the Tax Reform Act on the Company’s income tax reporting. U.S. accounting rules allow companies to adopt an accounting policy to recognize taxes due on future U.S. taxable income inclusions related to GILTI under either the period cost method or the deferred method. Under the period cost method, GILTI taxes are included as a current-period expense when incurred, whereas under the deferred method, these taxes would be included in the company’s measurement of its deferred taxes. The company is unable to reasonably estimate the effect of this provision of the Tax Reform Act at this time; therefore, no financial statement adjustments have been made with respect to potential GILTI taxes, nor has the Company made a policy decision regarding whether to record deferred taxes related to GILTI. Prior to enactment of the Tax Reform Act, the Company’s assertion has been that it does not reinvest undistributed foreign earnings indefinitely in its foreign subsidiaries. Again, due to the complexity of the many provisions of the Tax Reform Act, the Company has not made a policy decision with respect to its indefinite reinvestment assertion.

As stated above, the Company currently estimates that it will not owe additional cash taxes as a result of the transition tax. The provisions of the transition tax rules allow for earnings and profits deficit amounts in one jurisdiction to be netted with positive earnings and profit amounts in other jurisdictions as long as certain U.S. ownership requirements are met. Because of these rules, no transition tax will be paid based on current estimates. Estimates are based on the Company’s post-1986 earnings and profits in its U.S.-owned foreign subsidiaries for which the Company had unremitted earnings.

Income (loss) from continuing operations before provision (benefit) for income taxes are taxed under the following jurisdictions (dollar amounts in thousands):

Year Ended December 31,	2017	2016	2015
Domestic	$(2,211)	$6,420	$6,290
Foreign	5,433	2,846	6,990
Total	$3,222	$9,266	$13,280

Components of the provision (benefit) for income taxes from continuing operations for each of the three years in the period ended December 31, 2017 are as follows (dollar amounts in thousands):

Year Ended December 31,	2017	2016	2015
Current:
Federal	$(1,240)	$1,987	$537
State	(23)	498	73
Foreign	4,168	5,345	4,503
Subtotal	2,905	7,830	5,113
Deferred:
Federal	13,654	496	(3,624)
State	(248)	(14)	430
Foreign	728	279	(179)
Subtotal	14,134	761	(3,373)
Total provision for income taxes	$17,039	$8,591	$1,740

The provision (benefit) for income taxes, as a percentage of income from continuing operations before provision (benefit) for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	(5.5)	3.4	2.7
U.S. tax impact of foreign operations	1.0	(53.4)	2.8
Valuation allowance change	405.3	77.6	(24.5)
Unrecognized tax benefits	(91.1)	4.7	11.2
Domestic manufacturing deduction	—	(2.8)	(1.3)
Permanent foreign items	53.7	26.8	(7.4)
Non-income tax contingencies	—	—	(2.0)
Remeasurement of deferred tax assets/liabilities	117.6	—	—
Elimination of provision on intercompany transactions	4.6	0.1	—
Other	8.2	1.3	(3.4)
Effective income tax rate	528.8%	92.7%	13.1%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. Historically, the Company has asserted that it does not reinvest undistributed earnings indefinitely in the Company’s foreign subsidiaries; however, the Company is still assessing the impact of the Tax Reform Act and have not yet made a decision with respect to the Company's indefinite reinvestment assertion.

Adjustments relating to the U.S. impact of foreign operations increased the effective tax rate by 1.0 percentage points in 2017, decreased the effective tax rate by 53.4 percentage points in 2016, and increased the effective tax rate by 2.8 percentage points in 2015. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2017	2016	2015
Dividends received from foreign subsidiaries	65.7%	65.9%	5.4%
Foreign tax credits	(4.1)	(91.8)	(1.1)
Foreign tax rate differentials	(60.6)	(27.1)	(1.2)
Unremitted earnings	—	0.2	(0.3)
Other adjustments	—	(0.6)	—
Total	1.0%	(53.4)%	2.8%

The significant components of the deferred tax assets (liabilities) are as follows (dollar amounts in thousands):

As of December 31,	2017	2016
Inventory	$2,268	$1,520
Accrued liabilities	2,190	4,178
Deferred compensation	481	498
Equity-based compensation	3,091	5,034
Intangibles assets	142	237
Bad debts	95	76
Net operating losses	13,755	7,143
Foreign tax and withholding credits	14,572	13,183
Non-income tax accruals	41	57
Health insurance accruals	125	257
Other deferred tax assets	1,869	1,735
Capital loss carryforward	82	510
Valuation allowance	(24,024)	(11,250)
Total deferred tax assets	14,687	23,178
Other deferred tax liabilities	(1,255)	(1,597)
Accelerated depreciation	(5,919)	—
Total deferred tax liabilities	(7,174)	(1,597)
Total deferred taxes, net	$7,513	$21,581

The components of deferred tax assets (liabilities), net are as follows (dollar amounts in thousands):

As of December 31,	2017	2016
Net deferred tax assets	$8,283	$21,590
Net deferred tax liabilities	(770)	(9)
Total deferred taxes, net	$7,513	$21,581

At December 31, 2016, net deferred tax liabilities were included in other liabilities on the consolidated balance sheets.

Management has provided a valuation allowance of $24.0 million and $11.3 million as of December 31, 2017 and 2016, respectively, for certain deferred tax assets, including foreign net operating losses, for which management cannot conclude it is more likely than not that they will be realized. The Company reviewed its tax positions and increased its valuation allowance by approximately $12.8 million in 2017 primarily due to a domestic increase of $10.8 million and a foreign increase of $2.0 million. For financial reporting purposes, the release of these valuation allowances would reduce income tax expenses in the year released. At December 31, 2017, the Company had approximately $14.6 million of foreign tax and withholding credits. Of the $14.6 million credits, $14.2 million are foreign tax credits, most of which expire in 2024 and all of which are fully offset by a valuation allowance.

At December 31, 2017, the Company had unused operating loss carryovers for tax purposes of approximately $13.8 million with approximately $9.2 million relating to foreign subsidiaries and approximately $4.6 million relating to U.S. entities. The net operating losses will expire at various dates from 2018 through 2027, with the exception of those in some foreign jurisdictions where there is no expiration. The foreign net operating losses have a full valuation allowance recorded against them.

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

The Company’s U.S. federal income tax returns for 2014 through 2016 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2010 through 2017.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2017 and 2016 was $4.6 million and $6.8 million, respectively, all of which would favorably impact the effective tax rate if recognized. Included in these amounts is approximately $1.7 million and $1.8 million, respectively, of combined interest and penalties. The Company decreased interest and penalties approximately $0.2 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. The Company accounts for interest expense and penalties for unrecognized tax benefits as part of its income tax provision.

During the years ended December 31, 2017, 2016 and 2015, the Company added approximately $0.9 million, $1.4 million and $1.6 million, respectively, to its liability for unrecognized tax benefits. Included in these amounts are approximately $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to interest expense and penalties. In addition, the Company recorded a benefit related to the lapse of applicable statute of limitations of approximately $2.3 million, $2.5 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, all of which favorably impacted the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years (dollar amounts in thousands):

Year Ended December 31,	2017	2016	2015
Unrecognized tax benefits, opening balance	$4,908	$5,825	$4,950
Settlement of liability reclassified as income tax payable	—	—	(104)
Payments on liability	—	—	—
Tax positions taken in a prior period
Gross increases	—	—	—
Gross decreases	(705)	—	(47)
Tax positions taken in the current period
Gross increases	716	1,182	1,252
Gross decreases	—	—	—
Lapse of applicable statute of limitations	(1,970)	(2,121)	(69)
Currency translation adjustments	7	22	(157)
Unrecognized tax benefits, ending balance	$2,956	$4,908	$5,825

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

Share Repurchase Program

In November 2014, the Board of Directors authorized a $20.0 million share repurchase program beginning January 1, 2015. Purchases were made in the open market, through block trades, in privately negotiated transactions or otherwise. This program was discontinued in 2016. Shares repurchased during the years ended December 31, 2017, 2016, and 2015, totaled 0 shares, 0 shares and 501,000 shares, respectively.

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

Stock option activity for 2017, 2016, and 2015 consisted of the following (share amounts in thousands, except for per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2015	2,037	$11.69
Granted	335	14.04
Forfeited or canceled	(284)	14.07
Exercised	(405)	9.78
Options outstanding at December 31, 2015	1,683	12.21
Granted	—	—
Forfeited or canceled	(124)	11.95
Exercised	(35)	4.74
Options outstanding at December 31, 2016	1,524	12.41
Granted	25	13.50
Forfeited or canceled	(142)	14.69
Exercised	(17)	12.06
Options outstanding at December 31, 2017	1,390	$12.20

During the year ended December 31, 2017, the Company granted options to purchase 25,000 shares of common stock under the 2012 Stock Incentive Plan to one member of the Company’s Board of Directors, which are composed of both time-based stock options and net sales performance-based stock options. These options were issued with a weighted-average exercise price of $13.50 per share and a weighted-average grant date fair value of $4.94 per share. All of the options issued have an option termination date of ten years from the option grant date.

During the year ended December 31, 2016, the Company did not grant any stock options to purchase shares of common stock under the 2012 Stock Incentive Plan to the Company’s Board of Directors and executive officers.

During the year ended December 31, 2015, the Company granted time-based options to purchase 335,000 shares of common stock under the 2012 Stock Incentive Plan to the Company’s executive officers and other employees, which are composed of both time-based stock options and net sales performance-based stock options. These options were issued with a weighted average exercise price of $14.04 per share and a weighted average grant date fair value of $4.79 per share. All of the options issued have an option termination date of ten years from the option grant date.

For the years ended December 31, 2017, 2016, and 2015, the Company issued 17,000, 35,000, and 405,000 shares of common stock upon the exercise of stock options at an average exercise price of $12.06, $4.74, and $9.78 per share, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2017, 2016, and 2015 was $17,000, $0.2 million, and $1.4 million, respectively. For the years ended December 31, 2017, 2016, and 2015, the Company recognized $17,000, $0.1 million, and $0.5 million of tax benefits from the exercise of stock options during the period, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Weighted average grant date fair value of grants	$4.94	$—	$4.79
Expected life (in years)	5.0	—	5.0 to 6.0
Risk-free interest rate	1.8	—	1.5 to 1.8
Expected volatility	39.8	—	42.6 to 52.3
Dividend yield	—	—	2.8 to 3.6

Share-based compensation expense from time-based stock options for the years ended December 31, 2017, 2016, and 2015 was $0.2 million, $0.8 million and $1.6 million, respectively. As of December 31, 2017, 2016, and 2015, the unrecognized share-based compensation cost related to grants described above was $13,000, $0.3 million, and $1.1 million, respectively.  As of December 31, 2017, the remaining compensation cost is expected to be recognized over the weighted-average period of approximately 0.2 years.

As of December 31, 2017, the Company did not have any unvested performance-based stock options outstanding.

The following table summarizes information about options outstanding and exercisable at December 31, 2017 (share amounts in thousands, except per share information):

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Options Exercisable	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share
$2.35 to $9.99	152	2.3	$5.38	152	2.3	$5.38
$10.00 to $13.99	938	4.9	12.42	903	4.9	12.36
$14.00 to $17.70	300	6.7	14.98	238	6.6	15.17
	1,390			1,293

At December 31, 2017, the aggregate intrinsic value of outstanding options to purchase 1,390,000 shares of common stock, the exercisable options to purchase 1,293,000 shares of common stock, and options to purchase 92,000 shares of common stock expected to vest was $0.9 million, $0.9 million, and $0, respectively. At December 31, 2016, the aggregate intrinsic value of outstanding options to purchase 1,524,000 shares of common stock, the exercisable options to purchase 1,201,000 shares of common stock, and options to purchase 306,000 shares of common stock expected to vest was $4.2 million, $3.7 million, and $386,000, respectively.

Restricted Stock Units

The Company’s outstanding restricted stock units (RSUs) include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date, as well as performance-based RSUs, which upon achieving cumulative annual net sales growth targets over a rolling one-year period and performance-based RSUs, which vest upon achieving earnings-per-share targets over a rolling one-year period. RSUs given to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At December 31, 2017 and 2016, there were 96,000 and 69,000 vested RSUs given to the Board of Directors that had a restriction period.

Restricted stock unit activity for the period ended December 31, 2017, 2016, and 2015 is as follows: (share amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at January 1, 2015	180	$15.09
Granted	679	12.61
Issued	(30)	13.63
Forfeited	(85)	12.84
Units outstanding at December 31, 2015	744	12.48
Granted	281	9.49
Issued	(154)	13.05
Forfeited	(33)	12.20
Units outstanding at December 31, 2016	838	11.39
Granted	274	12.62
Issued	(187)	12.23
Forfeited	(197)	12.07
Units outstanding at December 31, 2017	728	11.56

During the year ended December 31, 2017, the Company granted 274,000 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to the Company’s board, executive officers and other employees, which are composed of both time-based RSUs and net sales and earnings per share performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value $12.29 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over three year period from the grant date. The net sales performance-based RSUs were granted with a weighted-average grant date fair value of $13.35 per share and vest upon achieving net sales targets over a three year period from the grant date.

During the period ended December 31, 2016, the Company granted 281,000 RSUs of common stock under the 2012 Incentive Plan to the Company's board, executive officers and other employees. The time-based RSUs were granted with a weighted average grant date fair value of $10.06 per share and vest 12 monthly installments over a one year period from the grant date, or in annual installments over a three year period from the grant date. The net sales performance-based RSUs were granted with h a weighted-average grant date fair value of $8.16 per share and vest upon achieving net sales targets over a three year period from the grant date.

During the period ended December 31, 2015, the Company granted 679,000 RSUs of common stock under the 2012 Incentive Plan to the Company's board, executive officers and other employees. The RSUs were granted with a weighted average grant date fair value of $12.61 per share and vest in 12 monthly installments over a one year period from the grant date, vest in annual installments over a three year periods from from the grant date, or after a three-year cliff. The net sales and earnings per share performance-based RSUs were granted with a weighted-average grant date fair value of $12.13 per share and vest upon achieving (i) net sales targets over a three year period from the grant date and (ii) earnings per share targets over a six year period from the grant date.

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

Share-based compensation expense from RSUs for the period ended December 31, 2017, 2016, and 2015, was approximately $2.0 million, $2.4 million, and $2.9 million, respectively. As of December 31, 2017, and 2016, the unrecognized share-based compensation expense related to the grants described above was $1.3 million and $2.0 million, respectively. As of December 31, 2017, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.2 years.

The Company has not recognized any share-based compensation expense related to the net sales and earnings per share performance-based RSUs for the years ended December 31, 2017, 2016, and 2015. Should the Company attain all of the metrics related to the performance-based RSU grant, the Company would recognize up to $3.5 million of potential share-based compensation expense.

The number of shares issued upon vesting or exercise for restricted stock units granted, pursuant to the Company’s share-based compensation plans, is net of shares withheld to cover the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was 43,000 and 20,000 shares for the years ended December 31, 2017 and 2016, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

NOTE 13:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company sponsors a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2017, the Company made matching contributions of 70 percent of employee contributions up to a maximum of five percent of the employee’s compensation (the match was increased from 60 percent to 70 percent of employee contributions up to a maximum of five percent beginning in 2016). The Company’s contributions to the plan vest after a period of three years. During 2017, 2016, and 2015, the Company contributed to the plan approximately $1.1 million, $1.1 million and $0.9 million, respectively.

The Company provides a nonqualified deferred compensation plan for its officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain assets of the Company until they are actually paid out to the participants. The Company has established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, the Company adjusts its obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). The Company had deferred compensation plan assets of approximately $2.0 million and $1.4 million as of December 31, 2017, and 2016, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 14:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases certain facilities and equipment used in its operations and accounts for leases with escalating payments using the straight-line method. The Company incurred expenses of approximately $7.4 million, $6.6 million, and $6.3 million in connection with operating leases during 2017, 2016, and 2015, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2017, were as follows (dollar amounts in thousands):

Year Ending December 31,
2018	$5,918
2019	3,210
2020	2,604
2021	2,139
2022	2,042
Thereafter	12,148
Total	$28,061

The Company has entered into long-term agreements with third-parties in the ordinary course of business, in which it has agreed to pay a percentage of net sales in certain regions in which it operates, or royalties on certain products. In 2017, 2016, and 2015, the aggregate amounts of these payments were $10,000, $0.1 million, and $0.1 million, respectively.

As of December 31, 2017, the Company had commitments to purchase manufacturing equipment and lease hold improvements for its new headquarters of $1.7 million in 2018.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of December 31, 2017 and 2016, accrued liabilities include $0.4 million related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company believes future payments related to these matters could range from $0 to approximately $4.0 million.

Other Litigation

The Company is party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. The Company has accrued $1.5 million related to the estimated outcome of these proceedings as of December 31, 2017. In addition, the Company is party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. The Company believes future payments related to these matters could range from $0 to approximately $1.9 million.

Self-Insurance Liabilities

Similar to other manufacturers and distributors of products that are ingested, the Company faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. During 2017 the Company secured product liability coverage to cover possible claims, and still maintains accruals for periods prior to the Company obtaining coverage. Prior to this, the Company accrued an amount that it believes is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on the Company’s history of such claims. However, there can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on the Company’s business prospects, financial position, results of operations or cash flows.

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

The Company reviews its self-insurance accruals on a quarterly basis and determines, based upon a review of its recent claims history and other factors, which portions of its self-insurance accruals should be considered short-term and long-term. The Company has accrued $1.5 million and $2.4 million for product liability and employee medical claims at December 31, 2017 and 2016, respectively, of which $0.6 million and $0.7 million was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

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

The Company has four business segments that are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations. Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and NSP China), and one business segment operates under the Synergy® WorldWide brand. The NSP Russia, Central and Eastern Europe segment also includes the Company’s wholesale business, in which the Company sells its products to various locally-managed entities independent of the Company that the Company has granted distribution rights for the relevant market. Net sales for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

In the fourth quarter of 2017, the Company moved the reporting of its wholesale business, in which the Company sells its products to a locally managed entity independent of the Company that has distribution rights for the market, from the China and New Markets segment to the NSP Russia, Central and Eastern Europe segment. The net sales and contribution margin for the years ended December 31, 2016 and 2015 were recast to reflect that change.

Reportable business segment information for the years ended December 31, 2017, 2016, and 2015 is as follows (dollar amounts in thousands):

Year Ended December 31,	2017	2016	2015
Net sales:
NSP Americas	$166,017	$175,922	$179,151
NSP Russia, Central and Eastern Europe	32,190	29,998	31,469
Synergy WorldWide	123,833	124,793	114,081
NSP China	19,989	10,446	4
Total net sales	342,029	341,159	324,705
Contribution margin (1):
NSP Americas	69,408	75,005	74,953
NSP Russia, Central and Eastern Europe	10,930	10,525	11,340
Synergy WorldWide	35,377	38,034	35,277
NSP China	15,307	6,748	4
Total contribution margin	131,022	130,312	121,574

Selling, general and administrative (2)	129,635	120,273	107,702
Operating income	1,387	10,039	13,872

Other income (loss), net	1,835	(773)	(592)
Income from continuing operations before provision for income taxes	$3,222	$9,266	$13,280
___________________________
(1) Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in the NSP China segment related to sales in China, occurring after the Company's receipt of its direct selling license and pre-opening sales through Hong Kong, totaled $7.2 million, $4.3 million, and $0 for the years ended December 31, 2017, 2016, and 2015, respectively. These service fees are included in the Company's selling, general and administrative expenses.

Year Ended December 31,	2017	2016	2015
Capital expenditures:
NSP Americas	$3,965	$8,999	$21,437
NSP Russia, Central and Eastern Europe	55	131	—
Synergy WorldWide	763	564	302
NSP China	603	430	487
Total capital expenditures	$5,386	$10,124	$22,226

Depreciation and amortization:
NSP Americas	$7,884	$3,997	$3,603
NSP Russia, Central and Eastern Europe	60	42	26
Synergy WorldWide	621	713	885
NSP China	69	56	11
Total depreciation and amortization	$8,634	$4,808	$4,525

As of December 31,	2017	2016
Assets:
NSP Americas	$127,246	$146,761
NSP Russia, Central and Eastern Europe	6,664	6,106
Synergy WorldWide	44,047	39,083
NSP China	17,238	13,620
Total assets	$195,195	$205,570

From an individual country perspective, only the United States and South Korea comprises approximately 10 percent or more of consolidated net sales for any of the years ended December 31, 2017, 2016, and 2015 as follows (dollar amounts in thousands):

Year Ended December 31,	2017	2016	2015
Net sales:
United States	$140,860	$148,060	$147,553
South Korea	52,020	57,637	48,476
Other	149,149	135,462	128,676
Total net sales	$342,029	$341,159	$324,705

Revenue generated by each of the Company’s product lines is set forth below (dollars in thousands):

Year Ended December 31,	2017	2016	2015
NSP Americas:
General health	$74,492	$78,187	$80,315
Immunity	20,451	19,185	22,042
Cardiovascular	11,454	12,677	12,331
Digestive	45,231	47,659	49,239
Personal care	7,260	7,537	3,575
Weight management	7,129	10,677	11,649
	166,017	175,922	179,151
NSP Russia, Central and Eastern Europe:
General health	$14,813	$12,907	$13,332
Immunity	3,530	3,349	3,853
Cardiovascular	2,166	2,212	2,006
Digestive	8,261	8,009	8,178
Personal care	2,330	2,370	2,809
Weight management	1,090	1,151	1,291
	32,190	29,998	31,469
Synergy WorldWide:
General health	$31,973	$35,283	$43,829
Immunity	508	620	752
Cardiovascular	50,702	51,684	34,191
Digestive	16,121	12,536	17,746
Personal care	8,532	8,981	5,697
Weight management	15,997	15,689	11,866
	123,833	124,793	114,081
NSP China:
General health	$3,738	$1,551	$4
Immunity	468	370	—
Cardiovascular	3,886	2,617	—
Digestive	8,361	4,323	—
Personal care	350	629	—
Weight management	3,186	956	—
	19,989	10,446	4
Total net sales	$342,029	$341,159	$324,705

From an individual country perspective, only the United States comprise 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

As of December 31	2017	2016
Property, plant and equipment
United States	$65,928	$70,770
Other	3,178	2,502
Total property, plant and equipment	$69,106	$73,272

NOTE 16:  RELATED PARTY TRANSACTIONS

The Company maintains split-dollar life insurance policies on certain executives. The cash surrender value of $15,000 related to such policies is recorded in other assets as of December 31, 2017 and 2016, respectively.

The Company's joint venture in China borrowed $2.0 million from the Company and $0.5 million from the Company's joint venture partner, during the year ended December 31, 2017. These notes are payable in one year and bear interest of 3.0 percent. The note between the joint venture and the Company eliminates in consolidation.

Subsequent to the year ended December 31, 2017, the Company's joint venture in China borrowed an additional $2.0 million from the Company and $0.5 million from the Company's joint venture partner. These notes are payable in one year and bear interest of 3.0 percent.

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

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2017 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,980	—	—	$1,980
Total assets measured at fair value on a recurring basis	$1,980	$—	$—	$1,980

The following table presents the Company’s hierarchy for its asset measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investments available-for-sale
U.S. government security funds	$1,776	—	—	$1,776
Investment securities - trading	1,391	—	—	1,391
Total assets measured at fair value on a recurring basis	$3,167	$—	$—	$3,167

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

For the years ended December 31, 2017 and 2016, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected on the consolidated balance sheet for the revolving credit facility approximate fair value due to it being variable-rate debt. During the years ended December 31, 2017 and 2016, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE 18:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables presents the Company’s unaudited summary of quarterly operations during 2017 and 2016 for each of three month periods ended March 31, June 30, September 30, and December 31 (dollar amounts in thousands, except per share information).

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales	$83,098	$81,344	$89,301	$88,286
Cost of sales	(21,728)	(21,197)	(23,505)	(24,607)
Gross profit	61,370	60,147	65,796	63,679

Volume incentives	28,983	28,288	30,716	31,983
Selling, general and administrative	30,336	31,836	32,926	34,537
Operating income (loss)	2,051	23	2,154	(2,841)
Other income (expense)	1,275	441	193	(74)
Income (loss) before income taxes	3,326	464	2,347	(2,915)
Provision (benefit) for income taxes	1,463	884	(1)	14,693
Net income (loss)	1,863	(420)	2,348	(17,608)
Net loss attributable to noncontrolling interests	(297)	(233)	(95)	(250)
Net income (loss) attributable to common shareholders	$2,160	$(187)	$2,443	$(17,358)

Basic and diluted net income (loss) per common share:

Basic earnings (loss) per share attributable to common shareholders:	$0.11	$(0.01)	$0.13	$(0.92)

Diluted earnings (loss) per share attributable to common shareholders:	$0.11	$(0.01)	$0.13	$(0.92)

Dividends declared per common share	$0.10	$—	$—	$—

Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the year.

During the fourth quarter of 2017, the Company's provision for income taxes was affected by an addition of valuation allowances on U.S. foreign tax credits as a result of the Tax Reform Act, re-measurement of deferred tax assets and liabilities from 35 percent to 21 percent, and the impact of current year foreign losses that will not provide tax benefit. The Company’s provision for income taxes is discussed in further detail in Note 11.

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$82,402	$89,366	$85,441	$83,950
Cost of sales	(22,020)	(23,078)	(21,512)	(24,327)
Gross profit	60,382	66,288	63,929	59,623

Volume incentives	29,877	30,791	29,684	29,558
Selling, general and administrative	28,385	31,249	29,187	31,452
Operating income (loss)	2,120	4,248	5,058	(1,387)
Other income (expense), net	1,559	(622)	20	(1,730)
Income (loss) before income taxes	3,679	3,626	5,078	(3,117)
Provision for income taxes	1,890	1,260	1,136	4,305
Net income (loss)	1,789	2,366	3,942	(7,422)
Net loss attributable to noncontrolling interests	(280)	(202)	(213)	(769)
Net income (loss) attributable to common shareholders	$2,069	$2,568	$4,155	$(6,653)

Basic and diluted net income (loss) per common share:

Basic earnings (loss) per share attributable to common shareholders:	$0.11	$0.14	$0.22	$(0.35)

Diluted earnings (loss) per share attributable to common shareholders:	$0.11	$0.14	$0.22	$(0.35)

Dividends declared per common share	$0.10	$0.10	$0.10	$0.10

Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the year.

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

The following discussion sets forth a summary of management’s evaluation of the Company's disclosure controls and procedures as of December 31, 2017. In addition, this item provides a discussion of management’s evaluation of internal control over financial reporting.

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

In connection with the preparation of the Company's Annual Report as of December 31, 2017, the Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.  The Company's internal control over financial reporting as of December 31, 2017 has been assessed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nature’s Sunshine Products, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 16, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 16, 2018

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the close of the Company's year ended December 31, 2017.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the close of the Company's year ended December 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the close of the Company's year ended December 31, 2017.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the close of the Company's year ended December 31, 2017.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the close of the Company's year ended December 31, 2017.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2017 and 2016

Consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2017, 2016, and 2015

Consolidated statements of cash flows for the years ended December 31, 2017, 2016, and 2015

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

Nature’s Sunshine Products, Inc.

Date:	March 16, 2018	By:	/s/ Gregory L. Probert
Gregory L. Probert,
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory L. Probert	Chief Executive Officer and Chairman of the Board	March 16, 2018
Gregory L. Probert	(Principal Executive Officer)

/s/ Kristine F. Hughes	Vice Chair of the Board	March 16, 2018
Kristine F. Hughes

/s/ Joseph W. Baty	Executive Vice President,	March 16, 2018
Joseph W. Baty	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Albert R. Dowden	Director	March 16, 2018
Albert R. Dowden

/s/ Jia Hongfei	Director	March 16, 2018
Jia Hongfei

/s/ Robert B. Mercer	Director	March 16, 2018
Robert B. Mercer

/s/ J. Christopher Teets	Director	March 16, 2018
J. Christopher Teets

/s/ Mary Beth Springer	Director	March 16, 2018
Mary Beth Springer

/s/ Rebecca Lee Steinfort	Director	March 16, 2018
Rebecca Lee Steinfort

/s/ Robert D. Straus	Director	March 16, 2018
Robert D. Straus

/s/ Jeffrey D. Watkins	Director	March 16, 2018
Jeffrey D. Watkins

NATURE’S SUNSHINE PRODUCTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year
Year Ended December 31, 2017

Allowance for doubtful accounts receivable	$205	$556	$(366)	$—	$—	$395

Allowance for sales returns	156	1,746	(1,644)	—	12	270

Tax valuation allowance	11,250	13,786	—	(865)	(147)	24,024

Year Ended December 31, 2016

Allowance for doubtful accounts receivable	$190	$305	$(290)	$—	$—	$205

Allowance for sales returns	94	1,435	(1,368)	—	(5)	156

Tax valuation allowance	6,565	5,638	(493)	—	(460)	11,250

Year Ended December 31, 2015

Allowance for doubtful accounts receivable	$849	$83	$(714)	$—	$(28)	$190

Allowance for sales returns	129	1,126	(1,155)	—	(6)	94

Tax valuation allowance	13,169	(6,088)	—	—	(516)	6,565

LIST OF EXHIBITS

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation, as amended.
3.2(1)	Amended and Restated Bylaws.
10.1(2)*	Tax Deferred Retirement Plan, Restated January 1, 2012.
10.2(3)*	Supplemental Elective Deferral Plan, as Amended effective as of January 1, 2008.
10.3(4)	2009 Stock Incentive Plan.
10.4(4)*	Form of Award Agreement (2009 Stock Incentive Plan).
10.5(5)*	Employment Agreement, dated January 1, 2015, by and between the Company and Gregory L. Probert.
10.6(6)*	Stock Option Agreement, dated June 16, 2011, by and between the Company and Gregory L. Probert.
10.7(7)	2012 Stock Incentive Plan and Amendment No. 1 to 2012 Stock Incentive Plan.
10.8(7)*	Form of Award Agreement (2012 Stock Incentive Plan).
10.9(8)*	Employment Agreement, dated April 16, 2013, by and between the Company and Matthew L. Tripp.
10.10(8)*	Stock Option Agreement, dated May 6, 2013, by and between the Company and Matthew L. Tripp.
10.11(2)*	Employment Agreement, dated March 4, 2013, by and between the Company and Susan M. Armstrong.
10.12(2)*	Stock Option Agreement, dated February 11, 2014, by and between the Company and Susan M. Armstrong.
10.13(9)*	Employment Agreement, dated October 31, 2016, by and between the Company and Joseph W. Baty.
10.14(1)	Employment Agreement, dated December 21, 2007, by and between the Company and Bryant J. Yates.
21(1)	List of Subsidiaries of Registrant.
23.1(1)	Consent of Independent Registered Public Accounting Firm.
31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________________

(1)	Filed herewith.
(2)	Previously filed with the SEC on March 13, 2015, as an exhibit to the Annual Report on Form 10-K and is incorporated herein by reference.
(3)	Previously filed with the SEC on March 14, 2016, as an exhibit to the Annual Report on Form 10-K and is incorporated herein by reference.
(4)	Previously filed with the SEC on October 19, 2009 as Appendix C, an exhibit to the Registrant’s Proxy Statement and is incorporated herein by reference.
(5)	Filed with the SEC on February 19, 2015, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(6)	Filed with the SEC on June 22, 2011, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(7)	Filed with the SEC on January 15, 2015, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
(8)	Filed with the SEC on March 17, 2014, as an exhibit to the Annual Report on Form 10-K and is incorporated herein by reference.
(9)	Filed with the SEC on November 3, 2016, as an exhibit to the Current Report on Form 8-K and is incorporated herein by reference.
*	Management contract or compensatory plan.