Form 10-Q
period 2018-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2018-05-10
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

The number of shares of Common Stock, no par value, outstanding on April 30, 2018, was 19,060,407 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended March 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to the Company's objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, but include the following:

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$42,303	$42,910
Accounts receivable, net of allowance for doubtful accounts of $440 and $395, respectively	8,259	8,888
Assets held for sale	998	998
Inventories	43,655	44,047
Prepaid expenses and other	5,693	5,666
Total current assets	100,908	102,509

Property, plant and equipment, net	67,094	69,106
Investment securities - trading	1,753	1,980
Intangible assets, net	686	709
Deferred income tax assets	8,354	8,283
Other assets	12,755	12,608
	$191,550	$195,195

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,143	$4,215
Accrued volume incentives and service fees	20,064	18,774
Accrued liabilities	24,594	24,980
Deferred revenue	2,279	3,348
Related party note	1,013	506
Income taxes payable	1,598	1,834
Total current liabilities	54,691	53,657

Liability related to unrecognized tax benefits	4,715	4,633
Long-term debt and revolving credit facility	7,725	13,181
Deferred compensation payable	1,753	1,980
Long-term deferred income tax liabilities	783	770
Other liabilities	872	1,242
Total liabilities	70,539	75,463

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,046 and 18,919 shares issued and outstanding, respectively	131,830	131,525
Accumulated deficit	(720)	(2,072)
Noncontrolling interests	246	411
Accumulated other comprehensive loss	(10,345)	(10,132)
Total shareholders’ equity	121,011	119,732
	$191,550	$195,195

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$87,342	$83,098
Cost of sales	(22,713)	(21,728)
Gross profit	64,629	61,370

Operating expenses:
Volume incentives	31,362	28,983
Selling, general and administrative	32,386	30,336
Operating income	881	2,051
Other income, net	740	1,275
Income before provision for income taxes	1,621	3,326
Provision for income taxes	1,288	1,463
Net income	333	1,863
Net loss attributable to noncontrolling interests	(165)	(297)
Net income attributable to common shareholders	$498	$2,160

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.03	$0.11

Diluted earnings per share attributable to common shareholders	$0.03	$0.11

Weighted average basic common shares outstanding	19,010	18,845
Weighted average diluted common shares outstanding	19,353	19,260

Dividends declared per common share	$—	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$333	$1,863
Foreign currency translation (loss) gain (net of tax)	(213)	912
Total comprehensive income	$120	$2,775

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Accumulated Deficit	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total
	Shares	Value
Balance at December 31, 2017 (as reported)	18,919	$131,525	$(2,072)	$411	$(10,132)	$119,732
Cumulative effect of change in accounting principle	—	—	854	—	—	854
Balance at January 1, 2018 (as adjusted)	18,919	131,525	(1,218)	411	(10,132)	120,586
Share-based compensation expense	—	543	—	—	—	543
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	127	(238)	—	—	—	(238)
Net income (loss)	—	—	498	(165)	—	333
Other comprehensive loss	—	—	—	—	(213)	(213)
Balance at March 31, 2018	19,046	$131,830	$(720)	$246	$(10,345)	$121,011

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$333	$1,863
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	46	(22)
Depreciation and amortization	2,601	1,451
Share-based compensation expense	543	778
Gain on sale of property and equipment	—	(16)
Deferred income taxes	(46)	263
Purchase of trading investment securities	(50)	(266)
Proceeds from sale of trading investment securities	265	33
Realized and unrealized (gains) losses on investments	23	(49)
Foreign exchange gains	(967)	(1,303)
Changes in assets and liabilities:
Accounts receivable	683	(926)
Inventories	856	(850)
Prepaid expenses and other current assets	18	(186)
Other assets	27	88
Accounts payable	957	346
Accrued volume incentives and service fees	1,062	2,471
Accrued liabilities	(1,148)	(3,466)
Deferred revenue	(1,069)	293
Income taxes payable	(261)	(70)
Liability related to unrecognized tax benefits	68	59
Deferred compensation payable	(227)	283
Net cash provided by operating activities	3,714	774
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(489)	(2,711)
Proceeds from sale of property, plant and equipment	—	522
Net cash used in investing activities	(489)	(2,189)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	—	(1,886)
Principal payments of new revolving credit facility	(5,456)	—
Net borrowings on previous revolving credit facility	—	3,341
Proceeds from borrowings on related party note	500	—
Net proceeds from the exercise of stock options	(238)	—
Payment of withholding taxes related to the vesting of restricted stock units	—	(512)
Net cash (used in) provided by financing activities	(5,194)	943
Effect of exchange rates on cash and cash equivalents	1,362	1,248
Net (decrease) increase in cash and cash equivalents	(607)	776
Cash and cash equivalents at the beginning of the period	42,910	32,284
Cash and cash equivalents at the end of the period	$42,303	$33,060
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,519	$1,180
Cash paid for interest	103	94

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of March 31, 2018, and for the three-month periods ended March 31, 2018 and 2017.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2018.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Noncontrolling Interests

Noncontrolling interest decreased as a result of the net loss attributable to the noncontrolling interests by $0.2 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, noncontrolling interests were $0.2 million and $0.4 million, respectively.

Restructuring related accruals and expenses

Accrued severance and rent costs were $0.5 million and $0.8 million as of March 31, 2018 and December 31, 2017, respectively. The Company did not record any additional restructuring related expenses during the three months ended March 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

The Company adopted the requirements of the revenue from ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”) effective January 1, 2018 under the modified retrospective approach. The cumulative effect of adopting Topic 606 on January 1, 2018 was a decrease to accumulated deficit of $0.9 million (net of tax). See Note 13 - Revenue Recognition for additional disclosure of the adoption of Topic 606.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This update is effective for interim and annual periods beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update specifies that lessees should recognize assets and liabilities arising from all leases, except for leases with a lease term of 12 months or less. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The ASU will be effective for annual periods beginning after December 15, 2018 with early adoption permitted. The adoption of this ASU will impact the classification of expenses on the statement of operations, primarily the classification between rent expense and interest expense, but is not expected to have a material impact on the Company’s net results of operations; however, it is also expected to gross-up the consolidated balance sheet as a result of recognizing a lease asset along with a similar lease liability.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of ASU 2017-09 did not have a material effect on the Company's results of operations, consolidated financial statements and footnote disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income. This update allows a reclassification of stranded tax effects, resulting from the Tax Cuts and Jobs Act 2017, from accumulated other comprehensive income to retained earnings. This ASU will be effective for annual periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$9,744	$9,522
Work in progress	2,168	2,153
Finished goods	31,743	32,372
Total inventory	$43,655	$44,047

(3)    Property, Plant and Equipment

As of March 31, 2018 and December 31, 2017, the Company presented an eight-acre property in Provo, Utah as an asset held for sale. The Company originally acquired the property with the intent to erect a building for the corporate headquarters. As there is no intention to move the corporate headquarters to this location, Company management decided to sell the property. The property is currently under contract to sell. The Company anticipates the sale of the property to be completed during 2018. As the fair value of the property exceeds the carrying value, no loss was recognized during the three months ended March 31, 2018.

(4)    Investments

The Company’s trading securities portfolio totaled $1.8 million at March 31, 2018, and $2.0 million at December 31, 2017, and generated realized gains of $200 and $51,000 for the three months ended March 31, 2018 and 2017, respectively.

(5)    Revolving Credit Facility

On July 11, 2017, the Company entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Bank of America Credit Agreement”). In connection with the closing of the Bank of America Credit Agreement, the Company terminated its revolving credit agreement with Wells Fargo Bank, N.A. (the "Wells Fargo Credit Agreement") and satisfied in full the outstanding balance thereof through borrowings on the Bank of America Credit Agreement. The Company pays interest on any borrowings under the Bank of America Credit Agreement at LIBOR plus 1.25 percent (3.13 percent and 2.82 percent as of March 31, 2018 and December 31, 2017, respectively). The Company must pay an annual commitment fee of 0.20 percent on the unused portion of the commitment. The Company is required to settle its net borrowings under the Bank of America Credit Agreement only upon maturity, and as a result, has classified its outstanding borrowings as non-current on its condensed consolidated balance sheet as of March 31, 2018. At March 31, 2018 and December 31, 2017, the outstanding balance under the revolving credit facility was $7.7 million and $13.2 million, respectively.

The Bank of America Credit Agreement contains customary financial covenants, including financial covenants relating to the Company’s solvency, leverage, and minimum EBITDA. In addition, the Bank of America Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Bank of America Credit Agreement. The Bank of America Credit Agreement is collateralized by the Company's manufacturing facility, accounts receivable balance, inventory balance and other assets. The Company was in compliance with the debt covenants set forth in the Bank of America Credit Agreement as of March 31, 2018.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2018 and 2017 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended March 31,
	2018	2017
Net income attributable to common shareholders:	$498	$2,160

Basic weighted average shares outstanding	19,010	18,845

Basic earnings per share attributable to common shareholders:	$0.03	$0.11

Diluted shares outstanding
Basic weighted-average shares outstanding	19,010	18,845
Stock-based awards	343	415
Diluted weighted-average shares outstanding	19,353	19,260

Diluted earnings per share attributable to common shareholders:	$0.03	$0.11

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	155	224

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	1,148	1,201

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

(7)    Capital Transactions

Dividends

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

Share-Based Compensation

During the year ended December 31, 2012, the Company’s shareholders adopted and approved the 2012 Incentive Plan.  The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500,000 shares of the Company’s common stock were originally authorized for the granting of awards under the 2012 Stock Incentive Plan. In January 2015, the Company’s shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for the three-month period ended March 31, 2018, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2017	1,390	$12.20
Granted	—	—
Forfeited or canceled	(65)	16.80
Exercised	(30)	5.88
Options outstanding at March 31, 2018	1,295	12.12

Share-based compensation expense from time-based stock options for the three-month periods ended March 31, 2018 and 2017, was approximately $13,000 and $0.1 million, respectively. As of March 31, 2018 and December 31, 2017, the unrecognized share-based compensation expense related to the grants described above was $0 and $13,000, respectively.

 At March 31, 2018, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 1,295,000 shares of common stock, was $0.7 million. At December 31, 2017, the aggregate intrinsic value of outstanding options to purchase 1,390,000 shares of common stock, the exercisable options to purchase 1,293,000 shares of common stock, and options to purchase 92,000 shares of common stock expected to vest was $0.9 million, $0.9 million and $0, respectively.

For the three-month period ended March 31, 2018, the Company issued 30,000 shares of common stock upon the exercise of stock options at an average exercise price of $5.88 per share. The aggregate intrinsic values of options exercised during the three-month period ended March 31, 2018 was $0.2 million and the Company recognized $32,000 of tax benefits from the exercise of stock options during the period. There was no stock option activity for the three-month period ended March 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

The Company’s outstanding restricted stock units ("RSUs"), include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date, as well as performance-based RSUs, which vest either upon achieving cumulative annual net sales growth targets over a rolling one-year period or upon achieving earnings-per-share targets over a rolling one-year period. RSUs given to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At March 31, 2018 and December 31, 2017, there were 95,000 and 96,000, respectively, vested RSUs given to the Board of Directors that had a restriction period.

Restricted stock unit activity for the three-month period ended March 31, 2018, is as follows (share amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2017	728	$11.56
Granted	203	11.30
Forfeited	—	—
Issued	(138)	12.53
Restricted Stock Units outstanding at March 31, 2018	793	11.32

During the three-month period ended March 31, 2018, the Company granted 203,000 RSUs under the 2012 Incentive Plan to the Company’s executive officers and other employees, which were composed of both time-based RSUs and net sales and adjusted EBITDA performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $11.36 per share and vest in annual installments over a three-year period from the grant date. The net sales and adjusted EBTIDA earnings-per-share performance-based RSUs were issued with a weighted-average grant date fair value of $11.20 per share and vest upon achieving targets over a three-year period from the grant date.

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

Share-based compensation expense from RSUs for the three-month periods ended March 31, 2018 and 2017, was approximately $0.5 million and $0.7 million, respectively. As of March 31, 2018 and December 31, 2017, the unrecognized share-based compensation expense related to the grants described above was $2.2 million and $1.3 million, respectively. As of March 31, 2018, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.5 years.

The Company has not recognized any share-based compensation expense related to the net sales and earnings-per-share performance-based RSUs for the three-month periods ended March 31, 2018 and 2017.  Should the Company attain all of the metrics related to the performance-based RSU grant, the Company would recognize up to $4.0 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to the Company's share-based compensation plans is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was 40,000 and 38,000 shares for the three-month period ended March 31, 2018 and 2017, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

In the fourth quarter of 2017, the Company moved the reporting of its wholesale business, in which the Company sells its products to a locally managed entity independent of the Company that has distribution rights for the market, from the NSP China segment to the NSP Russia, Central and Eastern Europe segment. The net sales and contribution margin for the three months ended March 31, 2017 were recast to reflect that change.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Net sales:
NSP Americas	$41,872	$44,645
NSP Russia, Central and Eastern Europe	9,551	8,446
Synergy WorldWide	31,817	27,313
NSP China	4,102	2,694
Total net sales	87,342	83,098

Contribution margin (1):
NSP Americas	17,335	19,195
NSP Russia, Central and Eastern Europe	3,204	2,924
Synergy WorldWide	9,508	8,199
NSP China	3,220	2,069
Total contribution margin	33,267	32,387

Selling, general and administrative (2)	32,386	30,336
Operating income	881	2,051

Other income, net	740	1,275
Income before provision for income taxes	$1,621	$3,326
_________________________________________

(1) Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2) Service fees in the NSP China segment related sales in China, occurring after the Company's receipt of its direct selling license and pre-opening sales through Hong Kong, totaled $1.5 million and $0.9 million for the three-month periods ended March 31, 2018 and 2017, respectively. These service fees are included in the Company's selling, general and administrative expenses.

From an individual country perspective, only the United States and South Korea comprise 10 percent or more of consolidated net sales for the three-month periods ended March 31, 2018 and 2017, as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Net sales:
United States	$35,227	$37,735
South Korea	14,584	11,346
Other	37,531	34,017
	$87,342	$83,098

Revenue generated by each of the Company’s product lines is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
NSP Americas:
General health	$17,746	$19,866
Immune	5,544	5,073
Cardiovascular	3,100	3,316
Digestive	11,712	12,148
Personal care	1,825	1,886
Weight management	1,945	2,356
	41,872	44,645
NSP Russia, Eastern and Central Europe:
General health	$4,131	$3,943
Immune	1,029	862
Cardiovascular	695	595
Digestive	2,431	2,088
Personal care	960	642
Weight management	305	316
	9,551	8,446
Synergy WorldWide:
General health	$8,640	$6,687
Immune	149	121
Cardiovascular	13,330	11,103
Digestive	3,825	3,465
Personal care	2,140	2,067
Weight management	3,733	3,870
	31,817	27,313
NSP China:
General health	$343	$495
Immune	146	47
Cardiovascular	561	517
Digestive	2,456	1,431
Personal care	253	42
Weight management	343	162
	4,102	2,694
	$87,342	$83,098

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	March 31, 2018	December 31, 2017
Property, plant and equipment:
United States	$64,032	$65,928
Other	3,062	3,178
Total property, plant and equipment	$67,094	$69,106

(9)    Income Taxes

For the three months ended March 31, 2018 and 2017, the Company’s provision for income taxes, as a percentage of income before income taxes was 79.5 percent and 44.0 percent, respectively, compared with U.S. federal statutory rates of 21.0 percent and 35.0 percent, respectively.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2018, was primarily attributed to current year foreign losses, primarily related to China, that presently do not provide future tax benefit, as well as net unfavorable foreign items.

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

In December 2017, the Tax Cuts and Jobs Act (Tax Reform Act) was signed into law. During the year ended December 31, 2017, the Company recognized provisional tax impacts related to the re-measurement of its deferred income tax assets and liabilities in accordance with the Tax Reform Act and related guidance provided by SAB 118. Additionally, it was estimated at December 31, 2017 that the Company would have no one-time, transition tax on deemed repatriation. As of March 31, 2018, no additional adjustments related to these items have been made; however, adjustments may be necessary in future periods due to the significant complexity of the Tax Reform Act and anticipated additional regulatory guidance or technical corrections that may be forthcoming as well as actions the Company may take as a result of tax reform.

Because of the complexity of the new Global Intangible Low-taxed Income (GILTI) rules and the Foreign Derived Intangible Income (FDII) rules, we are continuing to evaluate these provisions of the Tax Reform Act and the application of ASC 740. We are continuing to gather additional information and expect to complete our accounting within the prescribed measurement period.

The Company’s U.S. federal income tax returns for 2014 through 2016, are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2011 through 2017.

As of March 31, 2018 and December 31, 2017, the Company had accrued $4.7 million and $4.6 million, respectively, related to unrecognized tax positions. This net increase was primarily attributed to increases in transfer pricing contingencies.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. As of March 31, 2018 and December 31, 2017, accrued liabilities were $0.2 million and $0.4 million, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company believes future payments related to these matters could range from $0 to approximately $3.9 million.

Other Litigation

The Company is party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. As of March 31, 2018 and December 31, 2017, accrued liabilities were $1.2 million and $1.5 million, respectively, related to the estimated outcome of these proceedings. In addition, the Company is party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $2.0 million.

(11)     Related Party Transactions

During the three months ended March 31, 2018, the Company's joint venture in China borrowed $2.0 million from the Company and $0.5 million the Company's joint venture partner. These notes are payable in one year and bear interest of 3.0 percent. As of March 31, 2018 and December 31, 2017 outstanding borrowings by the joint venture from the Company's JV partner were $1.0 million and $0.5 million, respectively. As of March 31, 2018 and December 31, 2017 outstanding borrowings by the joint venture from the Company were $4.0 million and $2.0 million, respectively. The notes between the joint venture and the Company eliminate in consolidation.

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

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of March 31, 2018 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,753	—	—	$1,753
Total assets measured at fair value on a recurring basis	$1,753	$—	$—	$1,753

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2017 (dollar amounts in thousands):

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

For the three months ended March 31, 2018, and for the year ended December 31, 2017, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected on the consolidated balance sheet for the revolving credit facility approximate fair value due to it being variable-rate debt. During the three months ended March 31, 2018 and 2017, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

(13)    Revenue Recognition

Adoption of ASU Topic 606

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The Company recorded a net reduction to opening accumulated deficit of $0.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to deferred revenue on shipments that had not been delivered being recognized upon shipment and deferrals for annual membership fees that are no longer deferred. The impact to revenues and operating income as a result of applying Topic 606 was a decrease of $0.5 million and $0.2 million, respectively, for the three months ended March 31, 2018.

Revenue Recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives or rebates based upon historical information and current trends. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The majority of the Company's contracts have a single performance obligation and are short term in nature. Contracts with multiple performance obligations are insignificant. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Amounts received for unshipped merchandise are recorded as deferred revenue.

A reserve for product returns is recorded based upon historical experience and current trends. The Company allows independent Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of the Company’s markets, the requirements to return product are more restrictive.

From time to time, the Company’s U.S. operations extend short-term credit associated with product promotions. In addition, for certain of the Company’s international operations, the Company offers credit terms consistent with industry standards within the country of operation.

Volume incentives, and other sales incentives or rebates are a significant part of the Company's direct sales marketing program, and represent commission payments made to independent distributors. These payments are designed to provide incentives for reaching higher sales levels. The amount of volume incentive recognized is determined based upon the amount of qualifying purchases in a given month and recorded as volume incentive expense. Payments to independent Managers and Distributors for sales incentives or rebates related to their own purchases are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales.

Contract Liabilities - Customer Loyalty Programs

The Company records contract liabilities for loyalty point program in deferred revenue. These programs are account for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The following table presents changes in these contract liability balances for the three-month period ended March 31, 2018 (U.S. dollars in thousands):

March 31, 2018
Outstanding at December 31, 2017	$1,126
Increase (decrease) attributed to:
Customer loyalty net deferrals	1,790
Customer loyalty redemptions	(1,445)
Outstanding at March 31, 2018	$1,471

The table above excludes liability for sales returns, as they are insignificant.

Disaggregation of Revenue

The Company’s products are grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. The Company has four business segments that are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations. Three business segments operate under the Nature’s Sunshine Products brand and one business segment operates under the Synergy® WorldWide brand. See Note 8, Segment Information, for further information on the Company’s reportable segments and the Company’s presentation of disaggregated revenue by reportable segment and product category.

Practical Expedients and Exemptions

The Company has made the accounting policy election to treat shipping and handling as a fulfillment activity rather than a promised service under Topic 606.

The Company generally expenses volume incentives when incurred because the amortization period would have been one year or less.

All of the Company’s contracts with customers have a duration of less than one year, the value of any unsatisfied performance obligations is insignificant.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

In the fourth quarter of 2017, the Company moved the reporting of its wholesale business, in which the Company sells its products to a locally managed entity independent of the Company that has distribution rights for the market, from the China and New Markets segment to NSP Russia, Central and Eastern Europe segment. The net sales and contribution margin for the three months ended March 31, 2017 were recast to reflect that change.

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

In the first quarter of 2018, the Company experienced an increase in its consolidated net sales of 5.1 percent (or 1.4 percent in local currencies) compared to the same period in 2017. NSP Russia, Central and Eastern Europe net sales increased approximately 13.1 percent compared to the same period in 2017. NSP Americas net sales decreased approximately 6.2 percent compared to the same period in 2017, (or 6.8 percent in local currencies). NSP China net sales increased approximately 52.3 percent compared to the same period in 2017 (or 42.5 percent in local currencies). Synergy WorldWide net sales increased approximately 16.5 percent compared to the same period in 2017 (or 8.1 percent in local currencies). The weakening of the U.S. dollar versus the local currencies, primarily in the Company's Asian and European markets, resulted in an approximate 1.4 percent or $3.0 million increase of its net sales during the quarter.

The Company made a significant investment in its information systems of approximately $48.0 million from 2013 through 2017, and began the initial implementation of the Oracle ERP system on April 2, 2017, for the Company’s NSP Americas segment as well as other corporate operations. The implementation of the Oracle ERP system negatively impacted net sales and profitability during 2017, primarily by causing wait times for calls into the Company's call center to be longer than usual and by causing difficulties within the Company's on-line product ordering system. While the Company has addressed these issues, customer attrition rates increased.

In absolute terms selling, general and administrative expenses increased $2.1 million during the three months ended March 31, 2018 compared to the same period in 2017, and as a percentage of net sales decreased to 37.1 percent from 36.5 percent in 2017. The increase in dollars was primarily the result of Oracle ERP depreciation quarter-over-quarter.

The Company distributes its products to consumers through an independent sales force comprised of independent Managers and Distributors, many of whom also consume the Company's products. Typically a person who joins the Company’s independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 13,700 and 14,900 and active independent Distributors and customers were approximately 224,100 and 234,300 at March 31, 2018 and 2017, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$87,342	100.0%	$83,098	100.0%	$4,244	5.1%
Cost of sales	(22,713)	(26.0)	(21,728)	(26.1)	(985)	(4.5)
	64,629	74.0	61,370	73.9	3,259	5.3
Volume incentives	31,362	35.9	28,983	34.9	2,379	8.2
SG&A expenses	32,386	37.1	30,336	36.5	2,050	6.8
Operating income	881	1.0	2,051	2.5	(1,170)	(57.0)
Other income, net	740	0.8	1,275	1.5	(535)	(42.0)
Income before income taxes	1,621	1.9	3,326	4.0	(1,705)	(51.3)
Provision for income taxes	1,288	1.5	1,463	1.8	(175)	(12.0)
Net income	$333	0.4%	$1,863	2.2%	$(1,530)	(82.1)%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$35,605	$38,046	(6.4)%	$128	(6.8)%
NSP Latin America	6,267	6,599	(5.0)	128	(7.0)
	41,872	44,645	(6.2)	256	(6.8)
NSP Russia, Central and Eastern Europe	9,551	8,446	13.1	236	10.3
Synergy WorldWide:
Synergy Asia Pacific	23,707	18,781	26.2	1,531	18.1
Synergy Europe	5,656	5,925	(4.5)	754	(17.3)
Synergy North America	2,454	2,607	(5.9)	—	(5.9)
	31,817	27,313	16.5	2,285	8.1
NSP China	4,102	2,694	52.3	264	42.5
	$87,342	$83,098	5.1%	$3,041	1.4%

Consolidated net sales for the three months ended March 31, 2018, were $87.3 million compared to $83.1 million for the same period in 2017, or an increase of approximately 5.1 percent. The increase was primarily related to product sales in NSP China, growth in NSP Russia, Central and Eastern Europe, and continued growth in Synergy Asia. Growth in these markets was offset by declines in the NSP Americas markets and Synergy Europe markets. Excluding the favorable impact of foreign currency exchange rate fluctuations, the Company's consolidated net sales would have increased 1.4 percent, from 2017.

NSP Americas

Net sales related to NSP Americas for the three months ended March 31, 2018, were $41.9 million, compared to $44.6 million for the same period in 2017, or a decrease of 6.2 percent. In local currency, net sales decreased 6.8 percent, compared to the same period in 2017. Net sales declined primarily due to interruptions in customer service associated with the implementation of the Oracle ERP system, which began in the Company's NSP America's segment at the beginning of the second quarter of 2017, which caused disruption in the Company's call center and online product ordering system. While the Company has addressed these issues, customer attrition rates increased. As a result, the Company believes the baseline in NSP Americas has been set at a lower level. Active independent Managers within NSP Americas totaled approximately 6,500 and 7,300 at each of March 31, 2018 and 2017, respectively. Active independent Distributors and customers within NSP Americas totaled approximately at 107,700 and 123,500 at March 31, 2018 and 2017, respectively. The issues associated with the implementation of the Oracle ERP system negatively impacted the Company's ability to attract new Distributors and customers, and retain existing Distributors and customers, which was a significant cause for the decrease in the number of independent Managers, Distributors and customers. Independent Managers were down 8.1 percent, and active independent Distributors and customers were down 4.4 percent compared to the prior year.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales decreased approximately $2.4 million, or 6.7 percent, for the three months ended March 31, 2018, compared to the same period in 2017. The decrease was primarily due to the issues associated with the implementation of the Oracle ERP system in the Company's NSP Americas segment at the beginning the second quarter of 2017, which has continued to impact net sales.

In Latin America, net sales decreased approximately $0.3 million, or 5.0 percent, for the three months ended March 31, 2018, compared to the same period in 2017. In local currency, net sales decreased 7.0 percent compared to the same period in 2017. Currency devaluation had a $0.1 million unfavorable impact on net sales for the three months ended March 31, 2018. The decrease in net sales was primarily due to the issues associated with the implementation of the Oracle ERP system in the Company's NSP Americas segment at the beginning of the second quarter of 2017, which has continued to impact net sales. Net sales has also been impacted by the closure of the the Nicaragua and Costa Rica markets during the fourth quarter of 2017 as well as continued challenges from changing regulations for product registration that affect the Company’s ability to sell some of its products in Latin America.

NSP Russia, Central and Eastern Europe

Net sales related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, Poland, and Belarus), for the three months ended March 31, 2018, were $9.6 million, compared to $8.4 million for the same period in 2017, an increase of 13.1 percent. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 3,500 and 3,100 at March 31, 2018 and 2017, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 69,100 and 64,700 at March 31, 2018 and 2017, respectively. Net sales increased primarily as a result of the relative stabilization of Russian ruble against the U.S. dollar and product promotions that have improved distributor engagement.

Synergy WorldWide

Synergy WorldWide reported net sales for the three months ended March 31, 2018, of $31.8 million, compared to $27.3 million for the same period in 2017, an increase of 16.5 percent. The increase was primarily due to local currency sales increases in the Company's Korean and Japanese markets, and the favorable fluctuations in foreign exchange rates, which had a $2.3 million favorable impact on net sales for the three months ended March 31, 2018. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have increased by 8.1 percent from the same period in 2017.  Active independent Managers within Synergy WorldWide totaled approximately 3,700 and 4,500 at March 31, 2018 and 2017, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 47,300 and 46,100 at March 31, 2018 and 2017, respectively. Synergy WorldWide’s business model is operating under a traditional direct selling approach.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales increased $3.2 million, or 28.5 percent, for the three months ended March 31, 2018, compared to the same period in 2017. In local currencies, net sales increased 19.3 percent compared to the same period in 2017. The increase in local currency net sales was the result of an increased focus on core products for the market as well as an easing of geopolitical tension and an improvement in economic conditions that unfavorably impacted the prior year.

In Japan, net sales increased approximately $1.2 million, or 32.5 percent, for the three months ended March 31, 2018, compared to the same period in 2017. In local currencies, net sales increased 26.1 percent compared to the same period in 2017. The Company attributes the increase in net sales in Japan primarily to the introduction of new products and the implementation of programs intended to stimulate activity, including the adoption of Korea's distributor recognition program last year, which continued to drive sales improvements in the first quarter of 2018.

In Europe, net sales decreased approximately $0.3 million, or 4.5 percent, for the three months ended March 31, 2018, compared to the same period in 2017. In local currency net sales decreased 17.3 percent compared to the same period in 2017. The decrease in local currency net sales is primarily due to market saturation and a reduction in sales activity in the market's Scandinavian countries.

In North America, net sales decreased approximately $0.2 million, or 5.9 percent, for the three months ended March 31, 2018, compared to the same period in 2017. The decline in sales is primarily driven by lower Distributor recruiting. Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation.

NSP China

NSP China had net sales for the three months ended March 31, 2018, of $4.1 million, compared to $2.7 million for the same period in 2017, an increase of 52.3 percent. Net sales were positively impacted by the Company receiving its direct selling license in May 2017, which allows the Company to expand its business scope to include direct selling activities within China. NSP China continues to show growth due to efforts to increase distributor levels and market share.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and NSP China business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales decreased to 26.0 percent for the three months ended March 31, 2018, compared to 26.1 percent for the same period in 2017. The decrease in cost of sales percentage is driven by favorable changes in market mix.

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

Volume incentives as a percent of net sales increased to 35.9 percent for the three months ended March 31, 2018, compared to 34.9 percent in 2017. The change in volume incentives as a percentage of net sales is due primarily to increased rates in certain markets resulting from increased promotional activity during the period. The Company has also noted an increase in sales in markets where volume incentives are a higher percentage of net sales. Volume incentives as a percentage of net sales can fluctuate based promotional activity and mix of sales by market.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include payroll and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communication costs, bank fees, depreciation and amortization, independent service fees in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by approximately $2.1 million to $32.4 million for the three months ended March 31, 2018. Selling, general and administrative expenses were 37.1 percent of net sales for the three months ended March 31, 2018, compared to 36.5 percent for the same period in 2017.

The increase in selling, general and administrative expenses for the three months ended March 31, 2018, was primarily related to $1.2 million of increased depreciation related to Oracle.

Other Income (Expense), Net

Other income (expense) net, for the three months ended March 31, 2018, decreased $0.5 million to $0.7 million as compared to the same period in 2017. Other income for the three months ended March 31, 2018, primarily consisted of foreign exchange gains.

Income Taxes

For the three months ended March 31, 2018 and 2017, the Company’s provision for income taxes, as a percentage of income before income taxes was 79.5 percent and 44.0 percent, respectively, compared with U.S. federal statutory rates of 21.0 percent and 35.0 percent, respectively.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2018, was primarily attributed to current year foreign losses, primarily related to China, that presently do not provide future tax benefit, as well as net unfavorable foreign items.

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

The Company’s U.S. federal income tax returns for 2014 through 2016, are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2011 through 2017.

As of March 31, 2018 and December 31, 2017, the Company had accrued $4.7 million and $4.6 million, respectively, related to unrecognized tax positions. This net increase was primarily attributed to increases in transfer pricing contingencies.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2018 and 2017, by business segment.

Three Months Ended March 31,	2018		2017
NSP Americas:
General health	$17,746	42.4%	$19,866	44.5%
Immune	5,544	13.2	5,073	11.4
Cardiovascular	3,100	7.4	3,316	7.4
Digestive	11,712	28.0	12,148	27.2
Personal care	1,825	4.4	1,886	4.2
Weight management	1,945	4.6	2,356	5.3
Total NSP Americas	41,872	100.0	44,645	100.0

NSP Russia, Central and Eastern Europe:
General health	$4,131	43.3%	$3,943	46.7%
Immune	1,029	10.8	862	10.2
Cardiovascular	695	7.3	595	7.0
Digestive	2,431	25.5	2,088	24.7
Personal care	960	10.1	642	7.6
Weight management	305	3.2	316	3.7
Total NSP Russia, Central and Eastern Europe	9,551	100.0	8,446	100.0

Synergy WorldWide:
General health	$8,640	27.2%	$6,687	24.5%
Immune	149	0.5	121	0.4
Cardiovascular	13,330	41.9	11,103	40.7
Digestive	3,825	12.0	3,465	12.7
Personal care	2,140	6.7	2,067	7.6
Weight management	3,733	11.7	3,870	14.2
Total Synergy WorldWide	31,817	100.0	27,313	100.0

NSP China:
General health	$343	8.4%	$495	18.4%
Immune	146	3.6	47	1.7
Cardiovascular	561	13.7	517	19.2
Digestive	2,456	59.9	1,431	53.1
Personal care	253	6.2	42	1.6
Weight management	343	8.4	162	6.0
Total NSP China	4,102	100.0	2,694	100.0

Consolidated:
General health	$30,860	35.3%	$30,991	37.3%
Immune	6,868	7.9	6,103	7.3
Cardiovascular	17,686	20.2	15,531	18.7
Digestive	20,424	23.4	19,132	23.0
Personal care	5,178	5.9	4,637	5.6
Weight management	6,326	7.2	6,704	8.1
Total Consolidated	$87,342	100.0%	$83,098	100.0%

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

As of March 31, 2018, the Company had approximately 224,100 "active independent Distributors and customers" (as defined below). A person who joins the Company’s independent sales force begins as an independent distributor. Many independent distributors sell the Company’s products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of March 31, 2018, the Company had approximately 13,700 "active independent Managers" (as defined below) worldwide. In many of the Company's markets, its independent Managers and Distributors are primarily retailers of the Company's products, including practitioners, proprietors of retail stores and other health and wellness specialists.

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

Other than in its NSP China segment, the Company pays sales commissions, or “volume incentives” to its Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that the Company expensed during the quarters ended March 31, 2018 and 2017, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards. In China, the Company sells its product through independent service providers, whom the Company compensates for marketing, sales support and other services.

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

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of March 31,

	2018		2017
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	226,700	6,500	263,700	7,300
NSP Russia, Central and Eastern Europe	140,700	3,500	139,800	3,100
Synergy WorldWide	109,700	3,700	115,200	4,500
	477,100	13,700	518,700	14,900

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of March 31,

	2018		2017
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	107,700	6,500	123,500	7,300
NSP Russia, Central and Eastern Europe	69,100	3,500	64,700	3,100
Synergy WorldWide	47,300	3,700	46,100	4,500
	224,100	13,700	234,300	14,900

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

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Quarter Ended March 31,

	2018		2017
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	21,700	800	28,300	1,100
NSP Russia, Central and Eastern Europe	10,500	200	12,900	200
Synergy WorldWide	15,600	800	11,200	700
	47,800	1,800	52,400	2,000

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Twelve Months Ended March 31,

	2018		2017
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	78,200	2,300	113,700	3,600
NSP Russia, Central and Eastern Europe	38,200	700	46,600	600
Synergy WorldWide	67,900	2,900	66,200	3,100
	184,300	5,900	226,500	7,300

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2018, working capital was $46.2 million, compared to $48.9 million as of December 31, 2017.  At March 31, 2018, the Company had $42.3 million in cash and cash equivalents, of which $35.7 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

The Company's net consolidated cash inflows (outflows) are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating activities	$3,714	$774
Investing activities	(489)	(2,189)
Financing activities	(5,194)	943

Operating Activities

For the three months ended March 31, 2018, operating activities provided cash in the amount of $3.7 million, compared to cash provided in the amount of $0.8 million for the same period in 2017. Operating cash flows increased due to the timing of payments and receipts for accounts receivable, inventory, accounts payable, and accrued liabilities. Those increases were partially offset by the timing of payments and receipts for accrued volume incentives and service fees and deferred revenue.

Investing Activities

For the three months ended March 31, 2018, investing activities used cash in the amount of $0.5 million, compared to $2.2 million for the same period in 2017. Capital expenditures related to the purchase of equipment, computer systems and software for the three months ended March 31, 2018 and 2017, were $0.5 million and $2.7 million, respectively. The decrease in purchases was primarily due to the launch of Oracle in the second quarter of 2017, significantly reducing the Company's ongoing capital expenditures.

Financing Activities

For the three months ended March 31, 2018, financing activities used cash in the amount of $5.2 million, compared to cash provided in the amount of $0.9 million for the same period in 2017. During the three months ended, the Company used $5.5 million to pay down its outstanding line of credit versus borrowing $3.3 million during the same period in 2017.

The Company's joint venture in China borrowed $0.5 million during the period ended March 31, 2018 from the Company's joint venture partner. This note is payable in one year and bears interest of 3.0 percent.

During the three months ended March 31, 2017, the Company used cash to pay dividends in an aggregate amount of $1.9 million.

On July 11, 2017, the Company entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million that matures on July 11, 2020 (the “Bank of America Credit Agreement”). In connection with the closing of the Bank of America Credit Agreement, the Company terminated its revolving credit agreement with Wells Fargo Bank, N.A. (the "Wells Fargo Credit Agreement") and satisfied in full the outstanding balance thereof through borrowings on the Bank of America Credit Agreement. The Company pays interest on any borrowings under the Bank of America Credit Agreement at LIBOR plus 1.25 percent (3.13 percent and 2.82 percent as of March 31, 2018 and December 31, 2017, respectively), an annual commitment fee of 0.2 percent on the unused portion of the commitment. The Company is required to settle its net borrowings under the Bank of America Credit Agreement only upon maturity, and, as a result, has classified its outstanding borrowings as non-current on its condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, the Company had a balance of and $7.7 million and $13.2 million, respectively, under the Bank of America Credit Agreement. The Company was in compliance with the debt covenants set forth in the Bank of America Credit Agreement as of March 31, 2018.

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

A summary of the Company's significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017. The Company believes the critical accounting policies and estimates described below reflect the more significant estimates and assumptions used in the preparation of its consolidated financial statements. The impact and any associated risks on its business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Revenue Recognition

See discussion in financial note 13

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

Foreign Currency Risk

During the three months ended March 31, 2018, approximately 59.0 percent of the Company's net sales and approximately 56.7 percent of its operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. The Company conducts business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, its operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition, but it has provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which it sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on its operating results. The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in its "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended March 31, 2018 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales	$87,342	$(3,766)	(4.3)%	$(5,403)	(6.2)%	$(8,284)	(9.5)%

Cost and expenses
Cost of sales	22,713	(1,147)	(5.0)	(1,646)	(7.2)	(2,523)	(11.1)
Volume incentives	31,362	(1,497)	(4.8)	(2,149)	(6.9)	(3,294)	(10.5)
Selling, general and administrative	32,386	(977)	(3.0)	(1,401)	(4.3)	(2,149)	(6.6)

Operating income	$881	$(145)	(16.5)%	$(207)	(23.5)%	$(318)	(36.1)%

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of March 31, 2018, (dollar amounts in thousands).

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$42,303	$(3,129)	(7.4)%	$(4,489)	(10.6)%	$(6,884)	(16.3)%
Accounts receivable, net	8,259	(416)	(5.0)	(597)	(7.2)	(915)	(11.1)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,143	(111)	(2.2)	(159)	(3.1)	(244)	(4.7)

Net Financial Instruments Subject to Exchange Rate Risk	$45,419	$(3,434)	(7.6)%	$(4,927)	(10.8)%	$(7,555)	(16.6)%

The following table sets forth the local currencies other than the U.S. dollar in which the Company’s assets that are subject to exchange rate risk were denominated as of March 31, 2018, and exceeded $1.0 million upon translation into U.S. dollars. None of its liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1.0 million upon translation into U.S. dollars. The Company uses the spot exchange rate for translating balance sheet items from local currencies into its reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of March 31, 2018 (dollar amounts in thousands) is as follows:

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of March 31, 2018
Cash and cash equivalents
South Korea (Won)	$9,794	1,061.9
Hong Kong (Dollar)	5,665	0.8
European Markets (Euro)	3,004	106.2
Japan (Yen)	2,576	7.8
China (Yuan Renminbi)	1,631	6.3
Malaysia (Ringgit)	1,509	3.9
Poland (Zloty)	1,376	3.4
Canada (Dollar)	1,261	1.3
Thailand (Baht)	1,046	31.2
Other	6,556	Varies
Total foreign denominated cash and cash equivalents	34,418
U.S. dollars held by foreign subsidiaries	1,255
Total cash and cash equivalents held by foreign subsidiaries	$35,673

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

Three Months Ended March 31,	2018	2017
Canada (Dollar)	1.3	1.3
European Markets (Euro)	0.8	0.9
Japan (Yen)	108.3	113.8
South Korea (Won)	1,072.1	1,154.9
Mexico (Peso)	18.7	20.3

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. As of March 31, 2018, the Company did not operate in any markets considered to have highly inflationary economies.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of March 31, 2018, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None.

Item 1A.            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, which could have a material adverse effect on the Company's business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to the Company's risk factors since the filing of its Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Nature's Sunshine Products, Inc.

Date:	May 10, 2018	/s/ Gregory L. Probert
Gregory L. Probert,
Chief Executive Officer and Chairman of the Board

Date:	May 10, 2018	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer