Form 10-Q
period 2018-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2018-08-08
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

2901 Bluegrass Boulevard, Suite 100
Lehi, Utah 84043
(Address of principal executive offices and zip code)

(801) 341-7900
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and an "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one).

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

The number of shares of Common Stock, no par value, outstanding on July 27, 2018, was 19,130,009 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended June 30, 2018

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

•	extensive government regulations to which the Company's products, business practices and manufacturing activities are subject;

•	legal challenges to the Company's direct selling program or to the classification of its independent distributors;

•	effect of complex legal and regulatory requirements, particularly in China and South Korea;

•	impact of anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

•	its ability to attract and retain independent distributors;

•	the loss of one or more key independent distributors who have a significant sales network;

•	the full implementation of its joint venture for operations in China with Fosun Industrial Co., Ltd.;

•	registration of products for sale in foreign markets, or difficulty or increased cost of importing products into foreign markets;

•	cyber security threats and exposure to data loss;

•	reliance on information technology infrastructure;

•	the effect of fluctuating foreign exchange rates;

•	liabilities and obligations arising from improper activity by its independent distributors;

•	failures of the Company's independent distributors to comply with advertising laws;

•	changes to its independent distributor compensation plans;

•	geopolitical issues and conflicts;

•	negative consequences resulting from difficult economic conditions, including the availability of liquidity or the willingness of its customers to purchase products;

•	risks associated with the manufacturing of the Company's products;

•	uncertainties relating to the application of transfer pricing, duties, value-added taxes, and other tax regulations, and changes thereto;

•	changes in tax laws, treaties or regulations, or their interpretation, including the impact of the Tax Cuts and Jobs Act;

•	availability and integrity of raw materials;

•	the competitive nature of its business and the nutritional supplement industry;

•	negative publicity related to its products, ingredients, or direct selling organization and the nutritional supplement industry;

•	product liability claims;

•	the sufficiency of trademarks and other intellectual property rights;

•	reliance on third-parties to distribute its products and provide support services to independent distributors; and

•	actions on trade relations by the U.S and foreign governments.

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$46,898	$42,910
Accounts receivable, net of allowance for doubtful accounts of $631 and $395, respectively	8,158	8,888
Assets held for sale	998	998
Inventories	41,281	44,047
Prepaid expenses and other	7,061	5,666
Total current assets	104,396	102,509

Property, plant and equipment, net	66,480	69,106
Investment securities - trading	1,545	1,980
Intangible assets, net	663	709
Deferred income tax assets	8,997	8,283
Other assets	12,382	12,608
Total assets	$194,463	$195,195

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,224	$4,215
Accrued volume incentives and service fees	19,145	18,774
Accrued liabilities	29,818	24,980
Deferred revenue	1,553	3,348
Income taxes payable	2,071	1,834
Related party note payable	1,025	506
Total current liabilities	57,836	53,657

Liability related to unrecognized tax benefits	4,761	4,633
Long-term debt and revolving credit facility	7,210	13,181
Deferred compensation payable	1,545	1,980
Long-term deferred income tax liabilities	714	770
Other liabilities	737	1,242
Total liabilities	72,803	75,463

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,130 and 18,919 shares issued and outstanding, respectively	132,594	131,525
Accumulated deficit	(653)	(2,072)
Noncontrolling interests	117	411
Accumulated other comprehensive loss	(10,398)	(10,132)
Total shareholders’ equity	121,660	119,732
Total liabilities and shareholders' equity	$194,463	$195,195

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Net sales	$91,266	$81,344
Cost of sales	24,278	21,197
Gross profit	66,988	60,147

Operating expenses:
Volume incentives	31,492	28,288
Selling, general and administrative	33,310	31,836
Operating income	2,186	23
Other income (loss), net	(1,807)	441
Income before provision for income taxes	379	464
Provision for income taxes	441	884
Net loss	(62)	(420)
Net loss attributable to noncontrolling interests	(129)	(233)
Net income (loss) attributable to common shareholders	$67	$(187)

Basic and diluted net income (loss) per common share:

Basic earnings (loss) per share attributable to common shareholders	$—	$(0.01)

Diluted earnings (loss) per share attributable to common shareholders	$—	$(0.01)

Weighted average basic common shares outstanding	19,105	18,876
Weighted average diluted common shares outstanding	19,402	18,876

Dividends declared per common share	$—	$—

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Net sales	$178,608	$164,442
Cost of sales	46,991	42,925
Gross profit	131,617	121,517

Operating expenses:
Volume incentives	62,854	57,271
Selling, general and administrative	65,696	62,172
Operating income	3,067	2,074
Other income (loss), net	(1,067)	1,716
Income before provision for income taxes	2,000	3,790
Provision for income taxes	1,729	2,347
Net income	271	1,443
Net loss attributable to noncontrolling interests	(294)	(530)
Net income attributable to common shareholders	$565	$1,973

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.03	$0.10

Diluted earnings per share attributable to common shareholders	$0.03	$0.10

Weighted average basic common shares outstanding	19,058	18,861
Weighted average diluted common shares outstanding	19,408	19,251

Dividends declared per common share	$—	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Net loss	$(62)	$(420)
Foreign currency translation loss, net of tax	(53)	(552)
Net unrealized gains on investment securities (net of tax)	—	15
Total comprehensive loss	$(115)	$(957)

	Six Months Ended June 30,
	2018	2017
Net income	$271	$1,443
Foreign currency translation gain (loss) (net of tax)	(266)	360
Net unrealized gains on investment securities (net of tax)	—	15
Total comprehensive income	$5	$1,818

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Accumulated Deficit	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2017 (as reported)	18,919	$131,525	$(2,072)	$411	$(10,132)	$119,732
Cumulative effect of change in accounting principle	—	—	854	—	—	854
Balance at January 1, 2018 (as adjusted)	18,919	131,525	(1,218)	411	(10,132)	120,586
Share-based compensation expense	—	1,124	—	—	—	1,124
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	211	(55)	—	—	—	(55)
Net income (loss)	—	—	565	(294)	—	271
Other comprehensive loss	—	—	—	—	(266)	(266)
Balance at June 30, 2018	19,130	$132,594	$(653)	$117	$(10,398)	$121,660

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$271	$1,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	255	(22)
Depreciation and amortization	5,012	3,585
Share-based compensation expense	1,124	1,762
Gain on sale of property and equipment	(2,267)	(10)
Deferred income taxes	(744)	263
Purchase of trading investment securities	(96)	(367)
Proceeds from sale of trading investment securities	566	73
Realized and unrealized gains on investments	(11)	(79)
Foreign exchange (gains) losses	834	(1,882)
Changes in assets and liabilities:
Accounts receivable	369	(1,429)
Inventories	2,317	(2,359)
Prepaid expenses and other current assets	(1,471)	(1,221)
Other assets	(164)	358
Accounts payable	(28)	109
Accrued volume incentives and service fees	673	1,082
Accrued liabilities	4,762	(3,542)
Deferred revenue	(1,795)	1,586
Income taxes payable	197	(636)
Liability related to unrecognized tax benefits	68	207
Deferred compensation payable	(435)	395
Net cash provided by (used in) operating activities	9,437	(684)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,671)	(3,134)
Proceeds from sale of property, plant and equipment	2,558	522
Proceeds from sale/maturities of investments available for sale	—	1,776
Net cash used in investing activities	(113)	(836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	—	(1,886)
Principal payments of new revolving credit facility	(33,483)	—
Borrowings on new revolving credit facility	27,512	—
Net borrowings on previous revolving credit facility	—	2,035
Proceeds from related party borrowing	500	—
Net proceeds from the exercise of stock options	410	104
Payment of withholding taxes related to the vesting of restricted stock units	(465)	(512)
Net cash used in financing activities	(5,526)	(259)
Effect of exchange rates on cash and cash equivalents	190	1,316
Net increase (decrease) in cash and cash equivalents	3,988	(463)
Cash and cash equivalents at the beginning of the period	42,910	32,284
Cash and cash equivalents at the end of the period	$46,898	$31,821
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$2,272	$2,418
Cash paid for interest	160	108

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The Company consolidates the joint ventures in Hong Kong and China in its consolidated financial statements, with another party's interest presented as noncontrolling interest. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of June 30, 2018, and for the three and six-month periods ended June 30, 2018 and 2017. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2018.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Noncontrolling Interests

Noncontrolling interests decreased as a result of the net loss attributable to the noncontrolling interests by $0.3 million and $0.5 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, and December 31, 2017, noncontrolling interests were $0.1 million and $0.4 million, respectively.

Restructuring Related Accruals and Expenses

Accrued severance and rent costs were $0.4 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively. The Company did not record any additional restructuring related expenses during the three and six months ended June 30, 2018 and 2017, respectively.

Chief Executive Officer Related Transition Costs

During the second quarter of 2018, the Company announced the pending retirement of its Chief Executive Officer. As a result, the Company recorded $1.5 million of transition related expenses during the three- and six-month periods ended June 30, 2018. As of June 30, 2018, accrued transitions costs were $1.4 million.

Recent Accounting Pronouncements

The Company adopted the requirements of revenue recognition from Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (“Topic 606”) effective January 1, 2018 under the modified retrospective approach. The cumulative effect of adopting Topic 606 on January 1, 2018 was a decrease to accumulated deficit of $0.9 million (net of tax). See Note 13 - Revenue Recognition for additional disclosure of the adoption of Topic 606.

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This update is effective for interim and annual periods beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$10,384	$9,522
Work in progress	1,960	2,153
Finished goods	28,937	32,372
Total inventories	$41,281	$44,047

(3)    Property, Plant and Equipment

As of June 30, 2018 and December 31, 2017, the Company presented an eight-acre property in Provo, Utah, as an asset held for sale. The Company originally acquired the property with the intent to erect a building for the corporate headquarters. As there is no intention to move the corporate headquarters to this location, Company management decided to sell the property. The property is currently under contract to sell. The Company anticipates the sale of the property to be completed during 2018. As the fair value of the property exceeds the carrying value, no loss was recognized during the three and six months ended June 30, 2018 and 2017, respectively.

In June of 2018, the Company sold a 29,300 square foot building in Mexico City, Mexico for $2.6 million. The Company previously utilized the building for offices as well as warehouse space and has since relocated to a more advantageous location. As the fair value of the property exceeded the carrying value, a net gain of $2.3 million was recognized during the three and six months ended June 30, 2018.

(4)    Investment Securities - Trading

The Company’s trading securities portfolio totaled $1.5 million at June 30, 2018, and $2.0 million at December 31, 2017, and generated gains of $34,000 and $51,000 for the three months ended June 30, 2018 and 2017, respectively, and $34,000 and $102,000 for the six months ended June 30, 2018 and 2017, respectively.

(5)    Revolving Credit Facility

On July 11, 2017, the Company entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). The Company pays interest on any borrowings under the Credit Agreement at LIBOR plus 1.25 percent (3.34 percent and 2.82 percent as of June 30, 2018 and December 31, 2017), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. The Company is required to settle its net borrowings under the Credit Agreement only upon maturity, and as a result, has classified its outstanding borrowings as non-current on its condensed consolidated balance sheet as of June 30, 2018. At June 30, 2018, the outstanding balance under the Credit Agreement was $7.2 million.

The Credit Agreement contains customary financial covenants, including financial covenants relating to the Company’s solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by the Company's manufacturing facility, accounts receivable balance, inventory balance and other assets. Effective June 30, 2018, the Company and Bank of America amended the Credit Agreement to modify certain financial covenants. As of June 30, 2018, the Company was in compliance with the debt covenants set forth in the Credit Agreement.

(6)    Net Income (Loss) Per Share

Basic net income (loss) per common share (“Basic EPS”), is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2018 and 2017 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Net income (loss) attributable to common shareholders	$67	$(187)		$565	$1,973

Basic weighted average shares outstanding	19,105	18,876		19,058	18,861

Basic earnings (loss) per share attributable to common shareholders	$—	$(0.01)		$0.03	$0.10

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,105	18,876		19,058	18,861
Stock-based awards	297	—		350	390
Diluted weighted-average shares outstanding	19,402	18,876		19,408	19,251

Diluted earnings (loss) per share attributable to common shareholders	$—	$(0.01)		$0.03	$0.10

Dilutive shares excluded from diluted-per-share amounts:
Stock options	330	—	(1)	330	371

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	1,160	2,444	(1)	1,160	1,363

(1)   As a result of the net loss for the three months ended June 30, 2017, no potentially dilutive securities are included in the calculation of diluted earnings (loss) per share because such effect would be anti-dilutive. Potentially dilutive securities include 1,540 outstanding options to purchase shares of common stock and 904 restricted stock units.

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based options to purchase shares of common stock for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income (loss) per share for each of the periods presented.

(7)    Capital Transactions

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

Stock option activity for the six-month period ended June 30, 2018, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2017	1,390	$12.20
Granted	25	9.05
Forfeited or canceled	(78)	16.31
Exercised	(69)	5.11
Options outstanding at June 30, 2018	1,268	12.27

During the six months ended June 30, 2018, the Company granted options to purchase 25,000 share of common stock under the 2012 Stock Incentive Plan to a new member of the Company's Board of Directors. These options were issued with an exercise price of $9.05 per share and a grant date fair value of $3.64 per share, with an expected life of five years, risk-free interest rate of 2.8 percent, and expected volatility of 38.8 percent.

Share-based compensation expense from time-based stock options for the three-month periods ended June 30, 2018 and 2017, was approximately $0.1 million and $0.3 million, respectively. Share-based compensation expense from time-based stock options for the six-month periods ended June 30, 2018 and 2017, was approximately $0.1 million and $0.4 million, respectively. As of June 30, 2018 there was no unrecognized share-based compensation expense related to the grants described above as all outstanding options were vested. As of December 31, 2017, the unrecognized share-based compensation expense related to the grants described above was $13,000.

At June 30, 2018, the aggregate intrinsic value of outstanding and vested stock options to purchase 1,268,000 shares of common stock was $0.3 million. At December 31, 2017, the aggregate intrinsic value of outstanding options to purchase 1,390,000 shares of common stock, the exercisable options to purchase 1,293,000 shares of common stock, and options to purchase 92,000 shares of common stock expected to vest was $0.9 million, $0.9 million and $0.0 million, respectively.

For the six-month periods ended June 30, 2018 and 2017, the Company issued 69,000 and 9,000 shares of common stock upon the exercise of stock options at an average exercise price of $5.11 and $11.98 per share, respectively. The aggregate intrinsic values of options exercised during the six-month periods ended June 30, 2018 and 2017, was $0.4 million and $7,000, respectively. For the six-month periods ended June 30, 2018 and 2017, the Company recognized $0.1 million and $0.0 million of tax benefits from the exercise of stock options, respectively.

As of June 30, 2018 and December 31, 2017, the Company did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

The Company’s outstanding restricted stock units ("RSUs"), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 48 months from the RSU grant date, as well as performance-based RSUs, which vest either upon achieving cumulative annual net sales growth targets over a rolling one-year period or upon achieving earnings-per-share targets over a rolling one-year period. RSUs granted to members of the Company's Board of Directors are not issued until the expiration of a two-year restriction period following vesting. There were 56,000 and 96,000 vested RSUs as of June 30, 2018, and December 31, 2017, respectively, that have been granted to members of the Company's Board of Directors but remain subject to the two-year restriction period.

RSU activity for the six-month period ended June 30, 2018, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2017	728	$11.56
Granted	237	11.02
Forfeited	(29)	11.61
Issued	(182)	11.75
Restricted Stock Units outstanding at June 30, 2018	754	11.34

During the six-month period ended June 30, 2018, the Company granted 237,000 RSUs under the 2012 Incentive Plan to the Company’s Board of Directors, executive officers and other employees, which were comprised of both time-based RSUs and net sales and adjusted EBITDA performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $10.93 per share and vest in annual installments over a three-year period from the grant date or according to the restrictions for the Board of Directors noted above. The net sales and adjusted EBITDA earnings-per-share performance-based RSUs were issued with a weighted-average grant date fair value of $11.20 per share and vest upon achieving targets over a three-year period from the grant date.

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

Share-based compensation expense for RSUs for the three-month periods ended June 30, 2018 and 2017, was approximately $0.5 million and $0.7 million, respectively. Share-based compensation expense from RSUs for the six-month periods ended June 30, 2018 and 2017, was approximately $1.0 million and $1.3 million, respectively. As of June 30, 2018, and December 31, 2017, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $1.9 million and $2.0 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.3 years.

The Company has not recognized any share-based compensation expense related to the net sales and earnings-per-share performance-based RSUs for the six-month periods ended June 30, 2018 and 2017.  Should the Company attain all of the net sales metrics related to the net sales performance-based stock option grants, the Company would recognize up to $4.0 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to the Company's share-based compensation plans is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was 40,000 shares for the six-month period ended June 30, 2018. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

In the fourth quarter of 2017, the Company moved the reporting of its wholesale business, in which the Company sells its products to a locally managed entity independent of the Company that has distribution rights for the market, from the NSP China segment to the NSP Russia, Central and Eastern Europe segment. The net sales and contribution margin for the three and six months ended June 30, 2017 were recast to reflect that change.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
NSP Americas	$38,386	$39,421	$80,257	$84,066
NSP Russia, Central and Eastern Europe	9,407	7,160	18,958	15,606
Synergy WorldWide	36,719	30,363	68,537	57,676
NSP China	6,754	4,400	10,856	7,094
Total net sales	91,266	81,344	178,608	164,442

Contribution margin (1):
NSP Americas	15,189	16,495	32,524	35,690
NSP Russia, Central and Eastern Europe	3,135	2,508	6,339	5,432
Synergy WorldWide	11,755	9,410	21,263	17,609
NSP China	5,417	3,446	8,637	5,515
Total contribution margin	35,496	31,859	68,763	64,246

Selling, general and administrative expenses (2)	33,310	31,836	65,696	62,172
Operating income	2,186	23	3,067	2,074

Other income (loss), net	(1,807)	441	(1,067)	1,716
Income before provision for income taxes	$379	$464	$2,000	$3,790
_________________________________________

(1)   Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in the NSP China segment related to sales in China, occurring after the Company's receipt of its direct selling license and pre-opening product sales through Hong Kong, totaled $2.5 million and $4.0 million for the three and six-month periods ended June 30, 2018, respectively, compared to $1.7 million and $2.6 million for the three and six-month periods ended June 30, 2017. These service fees are included in the Company's selling, general and administrative expenses.

From an individual country perspective, the United States and South Korea comprise 10 percent or more of consolidated net sales for the three and six-month periods ended June 30, 2018 and 2017, as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
United States	$32,913	$33,805	$68,140	$71,540
South Korea	19,608	12,486	34,192	23,832
Other	38,745	35,053	76,276	69,070
	$91,266	$81,344	$178,608	$164,442

Net sales generated by each of the Company’s product lines is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NSP Americas:
General health	$17,058	$18,181	$34,800	$38,047
Immune	3,845	3,169	9,389	8,242
Cardiovascular	2,874	2,820	5,974	6,136
Digestive	11,242	11,660	22,954	23,808
Personal care	1,510	1,487	3,335	3,373
Weight management	1,857	2,104	3,805	4,460
	38,386	39,421	80,257	84,066
NSP Russia, Eastern and Central Europe:
General health	$4,120	$3,203	$8,251	$7,146
Immune	893	674	1,922	1,536
Cardiovascular	672	512	1,367	1,107
Digestive	2,510	2,150	4,941	4,238
Personal care	902	442	1,862	1,084
Weight management	310	179	615	495
	9,407	7,160	18,958	15,606
Synergy WorldWide:
General health	$10,562	$7,624	$19,203	$14,311
Immune	140	117	289	238
Cardiovascular	15,383	12,603	28,713	23,706
Digestive	4,037	4,154	7,862	7,619
Personal care	2,308	1,926	4,448	3,993
Weight management	4,289	3,939	8,022	7,809
	36,719	30,363	68,537	57,676
NSP China:
General health	$795	$824	$1,138	$1,318
Immune	10	84	156	131
Cardiovascular	1,848	940	2,409	1,457
Digestive	2,868	1,692	5,324	3,124
Personal care	1,007	27	1,260	69
Weight management	226	833	569	995
	6,754	4,400	10,856	7,094
	$91,266	$81,344	$178,608	$164,442

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	June 30, 2018	December 31, 2017
Property, plant and equipment:
United States	$63,721	$65,928
Other	2,759	3,178
Total property, plant and equipment	$66,480	$69,106

(9)    Income Taxes

For the three months ended June 30, 2018 and 2017, the Company’s provision for income taxes, as a percentage of income before income taxes was 116.4 percent and 190.5 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent and 35.0 percent. For the six months ended June 30, 2018 and 2017, the Company’s provision for income taxes, as a percentage of income before income taxes was 86.5 percent and 61.9 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent and 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2018, was primarily attributed to current year foreign losses, largely related to China, that presently do not provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2017, was primarily attributed to current year foreign losses, largely related to China, that presently do not provide future tax benefit, partially offset by foreign tax credit benefits.

In December 2017, the Tax Cuts and Jobs Act (Tax Reform Act) was signed into law. The provisions of the Tax Reform Act and related guidance provided by Staff Accounting Bulletin No. 118 allow for adjustments throughout 2018 to account for the impacts of the 2017 tax law changes. As of June 30, 2018, no additional adjustments related to these items have been made; however, adjustments may be necessary in future periods due to the significant complexity of the Tax Reform Act and anticipated additional regulatory guidance or technical corrections that may be forthcoming as well as actions the Company may take as a result of tax reform.

Because of the complexity of the new Global Intangible Low-taxed Income (GILTI) rules and the Foreign Derived Intangible Income (FDII) rules, the Company is continuing to evaluate these provisions of the Tax Reform Act and the application of ASC 740. The Company is also continuing to gather additional information and expect to complete its accounting within one year of enactment.

The Company’s U.S. federal income tax returns for 2014 through 2016 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2010 through 2017.

As of June 30, 2018, the Company had accrued $4.8 million related to unrecognized tax positions, compared with $4.6 million as of December 31, 2017. This net increase was primarily attributed to transfer pricing contingencies.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. At June 30, 2018 and December 31, 2017, accrued liabilities were $0.2 million and $0.4 million, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company believes future payments related to these matters could range from $0 to approximately $3.4 million.

Other Litigation

The Company is a party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. As of June 30, 2018 and December 31, 2017, accrued liabilities were $1.4 million and $1.5 million, respectively, related to the estimated outcome of these proceedings. In addition, the Company is a party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $1.9 million.

(11)     Related Party Transactions

During the three and six months ended June 30, 2018, NSP China borrowed $0 and $2.0 million from the Company and $0 and $0.5 million the Company's joint venture partner, respectively. These notes are payable in one year and bear interest of 3.0 percent. As of June 30, 2018 and December 31, 2017 outstanding borrowings by NSP China from the Company were $4.1 million and $2.0 million, respectively. As of June 30, 2018 and December 31, 2017 outstanding borrowings by NSP China from the Company's joint venture partner were $1.0 million and $0.5 million, respectively. The notes between NSP China and the Company eliminate in consolidation.

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

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of June 30, 2018 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,545	$—	$—	$1,545
Total assets measured at fair value on a recurring basis	$1,545	$—	$—	$1,545

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2017 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,980	$—	$—	$1,980
Total assets measured at fair value on a recurring basis	$1,980	$—	$—	$1,980

Investment securities - trading — The Company’s trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the six months ended June 30, 2018, and for the year ended December 31, 2017, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected on the condensed consolidated balance sheets for the revolving credit facility approximates fair value due to it being variable-rate debt. During the six months ended June 30, 2018 and 2017, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

(13)    Revenue Recognition

Adoption of ASU Topic 606

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.

The Company recorded a net reduction to opening accumulated deficit of $0.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to deferred revenue on shipments that had not been delivered being recognized upon shipment and deferrals for annual membership fees that are no longer deferred. The impact to revenues and operating income as a result of applying Topic 606 was a decrease of $0.5 million and $0.2 million, respectively, for the six months ended June 30, 2018.

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

Contract Liabilities - Customer Loyalty Programs

The Company records contract liabilities for loyalty point program in deferred revenue. These programs are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The following table presents changes in these contract liability balances for the six-month period ended June 30, 2018 (U.S. dollars in thousands):

June 30, 2018
Outstanding at December 31, 2017	$1,126
Increase (decrease) attributed to:
Customer loyalty net deferrals	2,692
Customer loyalty redemptions	(2,392)
Outstanding at June 30, 2018	$1,426
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

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, and its other reports filed since the date of such Form 10-K.

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

In the fourth quarter of 2017, the Company moved the reporting of its wholesale business, in which the Company sells its products to a locally managed entity independent of the Company that has distribution rights for the market, from the NSP China segment to NSP Russia, Central and Eastern Europe segment. The net sales and contribution margin for the three and six months ended June 30, 2017 were recast to reflect that change.

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

In the second quarter of 2018, the Company experienced an increase in its consolidated net sales of 12.2 percent (or 9.6 percent in local currencies) compared to the same period in 2017. NSP China net sales increased approximately 53.5 percent compared to the same period in 2017. NSP Russia, Central and Eastern Europe net sales increased approximately 31.4 percent compared to the same period in 2017. Synergy WorldWide net sales increased approximately 20.9 percent compared to the same period in 2017 (or 15.9 percent in local currencies). NSP Americas net sales decreased approximately 2.6 percent compared to the same period in 2017 (or 2.8 percent in local currencies). The weakening of the U.S. dollar versus the local currencies, primarily in the Company's Asian and European markets, resulted in an approximate 2.6 percent, or $2.1 million, increase of its net sales during the quarter.

Although selling, general and administrative expenses during the three months ended June 30, 2018 increased $1.5 million compared to the same period in 2017, selling, general and administrative expenses as a percentage of net sales decreased to 36.5 percent from 39.1 percent in 2017. The increase in dollars was primarily the result of transition expense related to the announced retirement of the Company's Chief Executive Officer, the recognition of employee related benefits, and increased service fees in China, partially offset by the sale of an office building in one of the Company's foreign markets.

The Company distributes its products to consumers through an independent sales force comprised of independent Managers and Distributors, many of whom also consume the Company's products. Typically a person who joins the Company’s independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 13,100 and 13,200 and active independent Distributors and customers were approximately 217,200 and 214,500 at June 30, 2018 and 2017, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$91,266	100.0%	$81,344	100.0%	$9,922	12.2%
Cost of sales	24,278	26.6	21,197	26.1	3,081	14.5
	66,988	73.4	60,147	73.9	6,841	11.4
Volume incentives	31,492	34.5	28,288	34.8	3,204	11.3
SG&A expenses	33,310	36.5	31,836	39.1	1,474	4.6
Operating income	2,186	2.4	23	—	2,163	9,404.3
Other income (loss), net	(1,807)	(2.0)	441	0.5	(2,248)	(509.8)
Income before income taxes	379	0.4	464	0.6	(85)	(18.3)
Provision for income taxes	441	0.5	884	1.1	(443)	(50.1)
Net loss	$(62)	(0.1)%	$(420)	(0.5)%	$358	85.2%

The following table summarizes the Company's unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$178,608	100.0%	$164,442	100.0%	$14,166	8.6%
Cost of sales	46,991	26.3	42,925	26.1	4,066	9.5
	131,617	73.7	121,517	73.9	10,100	8.3
Volume incentives	62,854	35.2	57,271	34.8	5,583	9.7
SG&A expenses	65,696	36.8	62,172	37.8	3,524	5.7
Operating income	3,067	1.7	2,074	1.3	993	47.9
Other income (loss), net	(1,067)	(0.6)	1,716	1.0	(2,783)	(162.2)
Income before income taxes	2,000	1.1	3,790	2.3	(1,790)	(47.2)
Provision for income taxes	1,729	1.0	2,347	1.4	(618)	(26.3)
Net income	$271	0.2%	$1,443	0.9%	$(1,172)	(81.2)%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$32,919	$33,190	(0.8)%	$112	(1.2)%
NSP Latin America	5,467	6,231	(12.3)	(54)	(11.4)
	38,386	39,421	(2.6)	58	(2.8)
NSP Russia, Central and Eastern Europe	9,407	7,160	31.4	82	30.2
Synergy WorldWide:
Synergy Asia Pacific	28,966	21,271	36.2	1,139	30.8
Synergy Europe	5,107	6,097	(16.2)	397	(22.7)
Synergy North America	2,646	2,995	(11.7)	—	(11.7)
	36,719	30,363	20.9	1,536	15.9
NSP China	6,754	4,400	53.5	435	43.6
	$91,266	$81,344	12.2%	$2,111	9.6%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$68,523	$71,236	(3.8)%	$237	(4.1)%
NSP Latin America	11,734	12,830	(8.5)	42	(8.9)
	80,257	84,066	(4.5)	279	(4.9)
NSP Russia, Central and Eastern Europe	18,958	15,606	21.5	318	19.4
Synergy WorldWide:
Synergy Asia Pacific	52,674	40,052	31.5	2,700	24.8
Synergy Europe	10,763	12,022	(10.5)	1,146	(20.0)
Synergy North America	5,100	5,602	(9.0)	—	(9.0)
	68,537	57,676	18.8	3,846	12.2
NSP China	10,856	7,094	53.0	698	43.2
	$178,608	$164,442	8.6%	$5,141	5.5%

Consolidated net sales for the three and six months ended June 30, 2018, were $91.3 million and $178.6 million, respectively, compared to $81.3 million and $164.4 million for the same periods in 2017, which represents increases of 12.2 percent and 8.6 percent, respectively. Net sales in the Company's NSP Americas segment decreased $1.0 million and $3.8 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Net sales in the Company's Synergy WorldWide segment increased $6.4 million and $10.9 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Net sales in the Company's NSP China segment increased $2.4 million and $3.8 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The Company's NSP Russia, Central and Eastern Europe segment net sales increased $2.2 million and $3.4 million for the three and six months ended June 30, 2018, respectively, from the same periods in 2017. Net sales for the three and six months ended June 30, 2018, were favorably impacted by $2.1 million and $5.1 million of foreign currency exchange rate fluctuations, respectively. Excluding the impacts of foreign currency exchange rate fluctuations, consolidated net sales increased by 9.6 percent and 5.5 percent, respectively, from the same periods in 2017.

NSP Americas

Net sales from the Company's NSP Americas segment for the three months ended June 30, 2018 and 2017, were $38.4 million and $39.4 million, respectively, or a decrease of 2.6 percent. Net sales from the Company's NSP Americas segment for the six months ended June 30, 2018 and 2017, were $80.3 million and $84.1 million, respectively, or a decrease of 4.5 percent. The declines for the NSP Americas business are further discussed in United States and Latin America commentary below. Active Managers within NSP Americas totaled approximately 5,800 and 6,400 at June 30, 2018 and 2017, respectively. Active Distributors and customers within NSP Americas totaled approximately 101,700 and 105,500 at June 30, 2018 and 2017, respectively. The Company's exit from Costa Rica and Nicaragua, as well as, issues surrounding the Company's implementation of Oracle resulted in a significant decrease in the Company's independent Managers, Distributors and customers. Independent Managers were down 9.4 percent, and active independent Distributors and customers were down 3.6 percent compared to the prior year.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales decreased approximately $0.5 million and $2.9 million, or 1.8 percent and 4.4 percent, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Net sales for the three months ended declined primarily due to the shift of U.S. national convention and related promotions to the second half of 2018. Net sales for the six months were also impacted by the timing change in the U.S. convention previously noted. In addition, the six-month period was unfavorable impacted from issues associated with the implementation of the Oracle ERP system in the Company's NSP Americas segment at the beginning the second quarter of 2017.

In Latin America, net sales decreased approximately $0.8 million and $1.1 million, or 12.3 percent and 8.5 percent, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. In local currency, net sales for the three and six months ended June 30, 2018, decreased 11.4 percent and 8.9 percent, respectively, compared to the same periods in 2017. Currency devaluation had a $0.1 million unfavorable and $42,000 favorable impact on net sales for the three and six months ended June 30, 2018, respectively. The decline in net sales is primarily due to continued challenges from changing regulations for product registration that affect the Company’s ability to sell some of its products in Latin America, as well as the impact of exiting Costa Rica and Nicaragua markets during the fourth quarter of 2017. additionally, the six-month period was unfavorably impacted by issues associated with the implementation of the Oracle ERP system in the Company's NSP Americas segment at the beginning the second quarter of 2017.

 NSP Russia, Central and Eastern Europe

Net sales related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, Poland, and Belarus), for the three and six months ended June 30, 2018, were $9.4 million and $19.0 million, respectively, compared to $7.2 million and $15.6 million for the same periods in 2017, or an increase of 31.4 percent and 21.5 percent, respectively. Active independent Managers within the Company's NSP Russia, Central and Eastern Europe segment totaled approximately 3,100 and 2,700 at June 30, 2018 and 2017, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 65,500 and 60,000 at June 30, 2018 and 2017, respectively. Net sales increased primarily as a result of the relative stabilization of the Russian ruble against the U.S. dollar and product promotions that have improved distributor engagement.

Synergy WorldWide

The Company's Synergy WorldWide segment reported net sales for the three and six months ended June 30, 2018, of $36.7 million and $68.5 million, respectively, compared to $30.4 million and $57.7 million for the same periods in 2017, or an increase of 20.9 percent and 18.8 percent, respectively. The increase was primarily due to increases in the Company's Korean and Japanese markets, and the favorable fluctuations in foreign exchange rates, which had a $1.5 million and $3.8 million favorable impact on net sales for the three and six months ended June 30, 2018, respectively. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have increased 15.9 percent and 12.2 percent for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Active independent Managers within the Company's Synergy WorldWide segment totaled approximately 4,200 and 4,100 at June 30,

2018 and 2017, respectively. Active independent Distributors and customers within the Company's Synergy WorldWide segment totaled approximately 50,000 and 49,000 at June 30, 2018 and 2017, respectively.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales increased $7.1 million and $10.4 million, or an increase of 57.0 percent and 43.5 percent, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. In local currency, net sales for the three and six months ended June 30, 2018, increased 49.8 percent and 35.1 percent, respectively, compared to the same periods in 2017. The increase in local currency net sales was the result of an increased focus on core products for the market as well as an easing of geopolitical tension and an improvement in economic conditions that unfavorably impacted the prior year.

In Japan, net sales increased $0.3 million and $1.6 million, or 6.4 percent and 17.2 percent, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. In local currency, net sales for the three and six months ended June 30, 2018, increased 4.1 percent and 13.3 percent, respectively, compared to the same periods in 2017. The Company attributes the increase in net sales in Japan primarily to the introduction of new products and the implementation of programs intended to stimulate activity, including the adoption of Korea's distributor recognition program last year, which continued to drive sales improvements in the second quarter of 2018.

In Europe, net sales decreased $1.0 million and $1.3 million, or 16.2 percent and 10.5 percent, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. In local currency, net sales for the three and six months ended June 30, 2018, decreased 22.7 percent and 20.0 percent, respectively, compared to the same periods in 2017. The decrease in local currency net sales is primarily due to market saturation in certain European countries and a reduction in sales activity in the market's Scandinavian countries.

In North America, net sales decreased approximately $0.3 million and $0.5 million, or 11.7 percent and 9.0 percent, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decline in sales is primarily driven by lower Distributor recruiting. Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation.

NSP China

NSP China had net sales for the three and six months ended June 30, 2018, of $6.8 million and $10.9 million, respectively, compared to $4.4 million and $7.1 million for the same periods in 2017, or increases of 53.5 percent and 53.0 percent, respectively. Net sales were positively impacted by the Company receiving its direct selling license in May 2017, which allows the Company to expand its business scope to include direct selling activities within China. NSP China continues to show growth primarily due to initiatives designed to increase distributor engagement levels and gain market share.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and NSP China business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 26.6 percent and 26.3 percent for the three and six months ended June 30, 2018, compared to 26.1 percent and 26.1 percent for the same periods in 2017. The increase in cost of sales percentage is driven by unfavorable changes in market mix, provisions for inventory obsolescence and recognition of employee related benefits.

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

Volume incentives as a percent of net sales was 34.5 percent and 35.2 percent for the three and six months ended June 30, 2018, respectively, compared to 34.8 percent and 34.8 percent for the same periods in 2017. The change in volume incentives as a percentage of net sales is due primarily to increased rates in certain markets resulting from increased promotional activity during the period. The Company has also noted an increase in sales in markets where volume incentives are a higher percentage of net sales. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by approximately $1.5 million and $3.5 million, respectively, to $33.3 million and $65.7 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Selling, general and administrative expenses were 36.5 percent and 36.8 percent of net sales for the three and six months ended June 30, 2018, respectively, compared to 39.1 percent and 37.8 percent for the same periods in 2017. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2018, as compared to the same periods in 2017, was primarily related to:

•	$1.5 million of transition costs related to the announced retirement of the Company's Chief Executive Officer for the three and six months ended June 30, 2018;

•	$0.8 million and $1.4 million of increased independent service fees in China for the three and six months ended June 30, 2018, respectively;

•	$0.0 million and $1.2 million of increased depreciation related to the Oracle ERP implementation project incurred for the three and six months ended June 30, 2018, respectively;

•	$1.9 million and $1.6 million due to the timing of accrued employee benefits, respectively;

•	$0.6 million reduction of reserves for product liability for the three and six months ended June 30, 2017, respectively.

Offset by:

•	$2.3 million gain on the sale of an office building in one of the Company's foreign markets for the three and six months ended June 30, 2018, respectively.

Other Income (Loss), Net

Other income (loss) net, for the three and six months ended June 30, 2018, were losses of $1.8 million and $1.1 million, respectively, compared to gains of $0.4 million and $1.7 million during the same periods in 2017, respectively. Other income (loss) for the three and six months ended June 30, 2018 primarily consisted of foreign exchange losses. The change in other income (loss) was primarily due to increases in foreign exchange losses as a result of changes in foreign currencies.

Income Taxes

For the three months ended June 30, 2018 and 2017, the Company’s provision for income taxes, as a percentage of income before income taxes was 116.4 percent and 190.5 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent and 35.0 percent. For the six months ended June 30, 2018 and 2017, the Company’s provision for income taxes, as a percentage of income before income taxes was 86.5 percent and 61.9 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent and 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2018, was primarily attributed to current year foreign losses, largely related to China, that presently do not provide future tax benefit, as well as net unfavorable foreign items.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2017, was primarily attributed to current year foreign losses, largely related to China, that presently do not provide future tax benefit, partially offset by foreign tax credit benefits.

The Company’s U.S. federal income tax returns for 2014 through 2016 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2011 through 2017.

As of June 30, 2018, the Company had accrued $4.8 million related to unrecognized tax positions, compared with $4.6 million as of December 31, 2017. This net increase was primarily attributed to changes in contingencies related to international tax.

Product Categories

The Company’s line of over 700 products includes several different product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. The Company purchases herbs and other raw materials in bulk and, after rigorous quality control testing, it formulates, encapsulates, tablets or concentrates them, labels and packages them for shipment. Most products are manufactured at the Company's facility in Spanish Fork, Utah. Contract manufacturers produce some of its products in accordance with its exacting specifications and standards. The Company has implemented stringent quality control procedures to verify that its contract manufacturers comply with its specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2018 and 2017, by business segment.

Three Months Ended June 30,	2018		2017
NSP Americas:
General health	$17,058	44.4%	$18,181	46.1%
Immune	3,845	10.0	3,169	8.0
Cardiovascular	2,874	7.5	2,820	7.2
Digestive	11,242	29.3	11,660	29.6
Personal care	1,510	3.9	1,487	3.8
Weight management	1,857	4.8	2,104	5.3
Total NSP Americas	38,386	100.0	39,421	100.0

NSP Russia, Central and Eastern Europe:
General health	$4,120	43.8%	$3,203	44.7%
Immune	893	9.5	674	9.4
Cardiovascular	672	7.1	512	7.2
Digestive	2,510	26.7	2,150	30.0
Personal care	902	9.6	442	6.2
Weight management	310	3.3	179	2.5
Total NSP Russia, Central and Eastern Europe	9,407	100.0	7,160	100.0

Synergy WorldWide:
General health	$10,562	28.8%	$7,624	25.1%
Immune	140	0.4	117	0.4
Cardiovascular	15,383	41.9	12,603	41.5
Digestive	4,037	11.0	4,154	13.7
Personal care	2,308	6.3	1,926	6.3
Weight management	4,289	11.7	3,939	13.0
Total Synergy WorldWide	36,719	100.0	30,363	100.0

NSP China:
General health	$795	11.8%	$824	18.7%
Immune	10	0.1	84	1.9
Cardiovascular	1,848	27.4	940	21.4
Digestive	2,868	42.5	1,692	38.5
Personal care	1,007	14.9	27	0.6
Weight management	226	3.3	833	18.9
Total NSP China	6,754	100.0	4,400	100.0

Consolidated:
General health	$32,535	35.6%	$29,832	36.7%
Immune	4,888	5.4	4,044	5.0
Cardiovascular	20,777	22.8	16,875	20.7
Digestive	20,657	22.6	19,656	24.2
Personal care	5,727	6.3	3,882	4.8
Weight management	6,682	7.3	7,055	8.7
Total Consolidated	$91,266	100.0%	$81,344	100.0%

Six Months Ended June 30,	2018		2017
NSP Americas:
General health	$34,800	43.4%	$38,047	45.3%
Immune	9,389	11.7	8,242	9.8
Cardiovascular	5,974	7.4	6,136	7.3
Digestive	22,954	28.6	23,808	28.3
Personal care	3,335	4.2	3,373	4.0
Weight management	3,805	4.7	4,460	5.3
Total NSP Americas	80,257	100.0	84,066	100.0

NSP Russia, Central and Eastern Europe:
General health	$8,251	43.5%	$7,146	45.8%
Immune	1,922	10.1	1,536	9.8
Cardiovascular	1,367	7.2	1,107	7.1
Digestive	4,941	26.1	4,238	27.2
Personal care	1,862	9.8	1,084	6.9
Weight management	615	3.2	495	3.2
Total NSP Russia, Central and Eastern Europe	18,958	100.0	15,606	100.0

Synergy WorldWide:
General health	$19,203	28.0%	$14,311	24.8%
Immune	289	0.4	238	0.4
Cardiovascular	28,713	41.9	23,706	41.1
Digestive	7,862	11.5	7,619	13.2
Personal care	4,448	6.5	3,993	6.9
Weight management	8,022	11.7	7,809	13.5
Total Synergy WorldWide	68,537	100.0	57,676	100.0

NSP China:
General health	$1,138	10.5%	$1,318	18.6%
Immune	156	1.4	131	1.8
Cardiovascular	2,409	22.2	1,457	20.5
Digestive	5,324	49.0	3,124	44.0
Personal care	1,260	11.6	69	1.0
Weight management	569	5.2	995	14.0
Total NSP China	10,856	100.0	7,094	100.0

Consolidated:
General health	$63,392	35.5%	$60,822	37.0%
Immune	11,756	6.6	10,147	6.2
Cardiovascular	38,463	21.5	32,406	19.7
Digestive	41,081	23.0	38,789	23.6
Personal care	10,905	6.1	8,519	5.2
Weight management	13,011	7.3	13,759	8.4
Total Consolidated	$178,608	100.0%	$164,442	100.0%

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

As of June 30, 2018, the Company had approximately 217,200 "active independent Distributors and customers" (as defined below). A person who joins the Company’s independent sales force begins as an independent distributor. Many independent distributors sell the Company’s products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of June 30, 2018, the Company had approximately 13,100 "active independent Managers" (as defined below) worldwide. In many of the Company's markets, its independent Managers and Distributors are primarily retailers of the Company's products, including practitioners, proprietors of retail stores and other health and wellness specialists.

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

Other than in its NSP China segment, the Company pays sales commissions, or “volume incentives” to its Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that the Company expensed during the quarters ended June 30, 2018 and 2017, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards. In China, the Company sells its product through independent service providers, who the Company compensates for marketing, sales support and other services. Such expenses are accounted for as selling, general and administrative expenses.

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

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of June 30,

	2018		2017
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	225,000	5,800	253,300	6,400
NSP Russia, Central and Eastern Europe	143,400	3,100	138,700	2,700
Synergy WorldWide	129,600	4,200	111,100	4,100
	498,000	13,100	503,100	13,200

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of June 30,

	2018		2017
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	101,700	5,800	105,500	6,400
NSP Russia, Central and Eastern Europe	65,500	3,100	60,000	2,700
Synergy WorldWide	50,000	4,200	49,000	4,100
	217,200	13,100	214,500	13,200

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

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Three Months Ended June 30,

	2018		2017
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
NSP Americas	19,700	700	19,200	500
NSP Russia, Central and Eastern Europe	13,000	200	11,100	200
Synergy WorldWide	17,500	1,100	15,900	600
	50,200	2,000	46,200	1,300

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Twelve Months Ended June 30,

	2018		2017
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
NSP Americas	78,600	2,000	103,100	2,400
NSP Russia, Central and Eastern Europe	40,100	800	46,800	600
Synergy WorldWide	69,500	3,400	63,000	3,000
	188,200	6,200	212,900	6,000

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2018, working capital was $46.6 million, compared to $48.9 million as of December 31, 2017.  At June 30, 2018, the Company had $46.9 million in cash, of which $15.7 million was held in the U.S. and $31.2 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

The Company's net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Operating activities	$9,437	$(684)
Investing activities	(113)	(836)
Financing activities	(5,526)	(259)

Operating Activities

For the six months ended June 30, 2018, operating activities provided cash in the amount of $9.4 million, compared to using $0.7 million in the same period in 2017. Operating cash flows increased primarily due to the timing of payments for inventory, accrued liabilities, income taxes payable and receipts in accounts receivable, partially offset by the timing of payments for accrued volume incentives and service fees, other assets, deferred compensation payable and changes in deferred revenue.

Investing Activities

For the six months ended June 30, 2018, investing activities used $0.1 million, compared to $0.8 million for the same period in 2017. Capital expenditures related to the purchase of equipment, computer systems and software for the six months ended June 30, 2018 and 2017, were $2.7 million and $3.1 million, respectively. During the six months ended June 30, 2018, the Company had proceeds of $2.6 million relating to the sale of an office building in one of its foreign markets.

Financing Activities

For the six months ended June 30, 2018, financing activities used $5.5 million in cash, compared to $0.3 million in cash for the same period in 2017. During the six months ended June 30, 2017, the Company used cash to pay dividends in the aggregate amount of $1.9 million. The increase in cash paid for financing activities during 2018 was the result of paying down the outstanding balance under the credit facility partially offset by a decrease that was the result of Board of Directors' first-quarter of 2017 election to suspend the payment of quarterly dividends.

On July 11, 2017, the Company entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). The Company pays interest on any borrowings under the Credit Agreement at LIBOR plus 1.25 percent (3.34 percent and 2.82 percent as of June 30, 2018 and December 31, 2017), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. The Company is required to settle its net borrowings under the Credit Agreement only upon maturity, and as a result, has classified its outstanding borrowings as non-current on its condensed consolidated balance sheet as of June 30, 2018. At June 30, 2018, the outstanding balance under the Credit Agreement was $7.2 million.

The Credit Agreement contains customary financial covenants, including financial covenants relating to the Company’s solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by the Company's manufacturing facility, accounts receivable balance, inventory balance and other assets. Effective June 30, 2018, the Company and Bank of America amended the Credit Agreement to modify certain financial covenants. As of June 30, 2018, the Company was in compliance with the debt covenants set forth in the Credit Agreement.

The Company believes that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund its normal operating needs; including capital expenditures. However, among other things, a prolonged economic downturn, a decrease of demand for the Company's products, an unfavorable settlement of its unrecognized tax positions or non-income tax contingencies could adversely affect the Company's long-term liquidity.

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

Revenue Recognition

The Company's revenue recognition practices are discussed in Note 13, "Revenue Recognition," to its Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Contingencies

The Company is involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated within a range, it records its best estimate within the range related to the contingency. If there is no best estimate, it records the minimum of the range. As additional information becomes available, the Company assesses the potential liability related to the contingency and revises the estimates. Revision in estimates of the potential liabilities could materially affect the Company's results of operations in the period of adjustment. The Company's contingencies are discussed in further detail in Note 9, “Commitments and Contingencies”, to its Condensed Consolidated Financial Statements, of Item 1, Part 1 of this report.

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

Foreign Currency Risk

During the six months ended June 30, 2018, approximately 61.8 percent of the Company's net sales and approximately 56.5 percent of its operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. The Company conducts business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, the Company's operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition, but it has provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which it sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on its operating results. The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended June 30, 2018 (dollar amounts in thousands) is as follows:

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales	$91,266	$(4,331)	(4.7)%	$(6,215)	(6.8)%	$(9,530)	(10.4)%

Cost and expenses
Cost of sales	24,278	(1,225)	(5.0)	(1,757)	(7.2)	(2,695)	(11.1)
Volume incentives	31,492	(1,665)	(5.3)	(2,388)	(7.6)	(3,663)	(11.6)
Selling, general and administrative	33,310	(769)	(2.3)	(1,105)	(3.3)	(1,693)	(5.1)

Operating income	$2,186	$(672)	(30.7)%	$(965)	(44.1)%	$(1,479)	(67.7)%

Exchange rate sensitivity for the six months ended June 30, 2018 (dollar amounts in thousands) is as follows:

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales	$178,608	$(8,097)	(4.5)%	$(11,618)	(6.5)%	$(17,814)	(10.0)%

Cost and expenses
Cost of sales	46,991	(2,372)	(5.0)	(3,403)	(7.2)	(5,218)	(11.1)
Volume incentives	62,854	(3,162)	(5.0)	(4,537)	(7.2)	(6,957)	(11.1)
Selling, general and administrative	65,696	(1,746)	(2.7)	(2,506)	(3.8)	(3,842)	(5.8)

Operating income	$3,067	$(817)	(26.6)%	$(1,172)	(38.2)%	$(1,797)	(58.6)%

 Certain of the Company’s operations, including its operations in Russia and Ukraine, are served by a U.S. subsidiary through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within its financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of its products and the purchasing power of its independent Managers, Distributors and customers within these markets.

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of June 30, 2018 (dollar amounts in thousands) is as follows:

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$46,898	$(3,222)	(6.9)%	$(4,622)	(9.9)%	$(7,087)	(15.1)%
Accounts receivable, net	8,158	(387)	(4.7)	(555)	(6.8)	(850)	(10.4)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	4,224	(82)	(1.9)	(118)	(2.8)	(181)	(4.3)

Net Financial Instruments Subject to Exchange Rate Risk	$50,832	$(3,527)	(6.9)%	$(5,059)	(10.0)%	$(7,756)	(15.3)%

The following table sets forth the local currencies other than the U.S. dollar in which the Company’s assets that are subject to exchange rate risk were denominated as of June 30, 2018, and exceeded $1.0 million upon translation into U.S. dollars. None of its liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1.0 million upon translation into U.S. dollars. The Company uses the spot exchange rate for translating balance sheet items from local currencies into its reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of June 30, 2018 (dollar amounts in thousands) is as follows:

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of June 30, 2018
Cash and cash equivalents
South Korea (Won)	$11,425	1,114.6
European Markets (Euro)	3,723	0.9
Japan (Yen)	3,039	110.7
Hong Kong (Dollar)	2,956	7.8
China (Yuan Renminbi)	2,730	6.6
Malaysia (Ringgit)	1,776	4.0
Poland (Zloty)	1,492	3.7
Canada (Dollar)	1,290	1.3
Guatemala (Quetzal)	1,015	7.5
Other	592	Varies
Total foreign denominated cash and cash equivalents	30,038
U.S. dollars held by foreign subsidiaries	1,134
Total cash and cash equivalents held by foreign subsidiaries	$31,172

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

Six Months Ended June 30,	2018	2017
Canada (Dollar)	1.3	1.3
China (Yuan Renminbi)	6.4	6.6
European Markets (Euro)	0.8	0.9
Japan (Yen)	108.7	108.3
South Korea (Won)	1,075.5	1,162.6

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. As of June 30, 2018, the Company did not operate in any markets considered to have highly inflationary economies.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None.

Item 1A.            RISK FACTORS

The following description of risk factors includes any material changes to, and, if applicable, supersedes the description of, risk factors associated with the Company's business previously disclosed in “Part I. Item 1A - Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, and should be read in conjunction with the detailed discussion of risks associated with the Company's business in its recent SEC filings, including the risk factors discussed in “Part I. Item 1A - Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Risks related to actions on trade by the U.S. and foreign governments could adversely affect the Company's results of operations and financial condition.

In 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials. U.S. and foreign leaders have also indicated an intent to renegotiate, modify or terminate international trade agreements or policies with foreign countries. It remains unclear what U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies. A trade war or other governmental action related to tariffs, international trade agreements or policies has the potential to adversely impact demand for the Company's products, the Company's costs, customers, suppliers and/or the U.S. and global economy or certain sectors thereof and, thus, could have a material adverse effect on the Company’s results of operations and financial condition.

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

Nature's Sunshine Products, Inc.

Date:	August 8, 2018	/s/ Gregory L. Probert
Gregory L. Probert,
Chief Executive Officer and Chairman of the Board

Date:	August 8, 2018	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer