Form 10-Q
period 2018-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2018-11-08
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

The number of shares of Common Stock, no par value, outstanding on November 1, 2018, was 19,203,682 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended September 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to the Company’s objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to vary materially. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, but include the following:

•
changes in laws and regulations, or their interpretation, applicable to direct selling or the nutritional supplement industry may prohibit or restrict the Company’s ability to sell its products in some markets or require the Company to make changes to its business model in some markets;

•	extensive government regulations to which the Company’s products, business practices and manufacturing activities are subject;

•	legal challenges to the Company’s direct selling program or to the classification of its independent distributors;

•	the effect of complex legal and regulatory requirements, particularly in China and South Korea;

•	impact of anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

•	the Company’s ability to attract and retain independent distributors;

•	the loss of one or more key independent distributors who have a significant sales network;

•	the full implementation of the Company’s joint venture for operations in China with Fosun Industrial Co., Ltd.;

•	registration of products for sale in foreign markets, or difficulty or increased cost of importing products into foreign markets;

•	cyber security threats and exposure to data loss;

•	reliance on information technology infrastructure;

•	the effect of fluctuating foreign exchange rates;

•	liabilities and obligations arising from improper activity by the Company’s independent distributors;

•	failures of the Company’s independent distributors to comply with advertising laws;

•	changes to the Company’s independent distributor compensation plans;

•	geopolitical issues and conflicts;

•	negative consequences resulting from difficult economic conditions, including the availability of liquidity or the willingness of the Company's customers to purchase products;

•	risks associated with the manufacturing of the Company’s products;

•	uncertainties relating to the application of transfer pricing, duties, value-added taxes, and other tax regulations, and changes thereto;

•	changes in tax laws, treaties or regulations, or their interpretation, including the impact of the Tax Cuts and Jobs Act;

•	the availability and integrity of raw materials;

•	the competitive nature of the Company’s business and the nutritional supplement industry;

•	negative publicity related to the Company’s products, ingredients, or direct selling organization and the nutritional supplement industry;

•	product liability claims;

•	the sufficiency of trademarks and other intellectual property rights;

•	the Company’s reliance on third-parties to distribute its products and provide support services to independent distributors; and

•	actions on trade relations by the U.S and foreign governments.

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$47,859	$42,910
Accounts receivable, net of allowance for doubtful accounts of $523 and $395, respectively	8,106	8,888
Assets held for sale	—	998
Inventories	43,041	44,047
Prepaid expenses and other	5,978	5,666
Total current assets	104,984	102,509

Property, plant and equipment, net	65,531	69,106
Investment securities - trading	1,602	1,980
Intangible assets, net	740	709
Deferred income tax assets	7,584	8,283
Other assets	11,086	12,608
Total assets	$191,527	$195,195

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,240	$4,215
Accrued volume incentives and service fees	18,628	18,774
Accrued liabilities	32,801	24,980
Deferred revenue	2,014	3,348
Income taxes payable	1,754	1,834
Related party note payable	1,523	506
Total current liabilities	60,960	53,657

Liability related to unrecognized tax benefits	2,192	4,633
Long-term debt and revolving credit facility	1,836	13,181
Deferred compensation payable	1,602	1,980
Long-term deferred income tax liabilities	763	770
Other liabilities	688	1,242
Total liabilities	68,041	75,463

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,204 and 18,919 shares issued and outstanding, respectively	133,069	131,525
Retained earnings (accumulated deficit)	844	(2,072)
Noncontrolling interest (deficit)	(41)	411
Accumulated other comprehensive loss	(10,386)	(10,132)
Total shareholders’ equity	123,486	119,732
Total liabilities and shareholders’ equity	$191,527	$195,195

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net sales	$88,828	$89,301
Cost of sales	23,161	23,505
Gross profit	65,667	65,796

Operating expenses:
Volume incentives	30,511	30,716
Selling, general and administrative	31,643	32,926
Operating income	3,513	2,154
Other income (loss), net	(353)	193
Income before provision for income taxes	3,160	2,347
Provision (benefit) for income taxes	1,821	(1)
Net income	1,339	2,348
Net loss attributable to noncontrolling interests	(158)	(95)
Net income attributable to common shareholders	$1,497	$2,443

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.08	$0.13

Diluted earnings per share attributable to common shareholders	$0.08	$0.13

Weighted average basic common shares outstanding	19,164	18,897
Weighted average diluted common shares outstanding	19,382	19,286

Dividends declared per common share	$—	$—

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Net sales	$267,436	$253,743
Cost of sales	70,152	66,430
Gross profit	197,284	187,313

Operating expenses:
Volume incentives	93,365	87,987
Selling, general and administrative	97,339	95,098
Operating income	6,580	4,228
Other income (loss), net	(1,420)	1,909
Income before provision for income taxes	5,160	6,137
Provision for income taxes	3,550	2,346
Net income	1,610	3,791
Net loss attributable to noncontrolling interests	(452)	(625)
Net income attributable to common shareholders	$2,062	$4,416

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.11	$0.23

Diluted earnings per share attributable to common shareholders	$0.11	$0.23

Weighted average basic common shares outstanding	19,094	18,873
Weighted average diluted common shares outstanding	19,406	19,265

Dividends declared per common share	$—	$0.10

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net income	$1,339	$2,348
Foreign currency translation gain, net of tax	12	113
Net unrealized gains on investment securities (net of tax)	—	—
Total comprehensive income	$1,351	$2,461

	Nine Months Ended September 30,
	2018	2017
Net income	$1,610	$3,791
Foreign currency translation gain (loss) (net of tax)	(254)	473
Net unrealized gains on investment securities (net of tax)	—	15
Total comprehensive income	$1,356	$4,279

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings (Accumulated Deficit)	Noncontrolling Interest (Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2017 (as reported)	18,919	$131,525	$(2,072)	$411	$(10,132)	$119,732
Cumulative effect of change in accounting principle	—	—	854	—	—	854
Balance at January 1, 2018 (as adjusted)	18,919	131,525	(1,218)	411	(10,132)	120,586
Share-based compensation expense	—	1,458	—	—	—	1,458
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	285	86	—	—	—	86
Net income (loss)	—	—	2,062	(452)	—	1,610
Other comprehensive loss	—	—	—	—	(254)	(254)
Balance at September 30, 2018	19,204	$133,069	$844	$(41)	$(10,386)	$123,486

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,610	$3,791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	155	(22)
Depreciation and amortization	7,313	6,036
Share-based compensation expense	1,458	1,904
Gain on sale of property, plant and equipment	(4,000)	—
Deferred income taxes	650	245
Purchase of trading investment securities	(128)	(450)
Proceeds from sale of trading investment securities	610	102
Realized and unrealized gains on investments	(80)	(145)
Foreign exchange (gains) losses	1,250	(2,089)
Changes in assets and liabilities:
Accounts receivable	467	(3,115)
Inventories	462	(616)
Prepaid expenses and other current assets	(420)	(573)
Other assets	897	799
Accounts payable	88	(422)
Accrued volume incentives and service fees	169	4,240
Accrued liabilities	7,949	(621)
Deferred revenue	(1,334)	1,118
Income taxes payable	(32)	(847)
Liability related to unrecognized tax benefits	(2,501)	(1,815)
Deferred compensation payable	(378)	516
Net cash provided by operating activities	14,205	8,036
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,959)	(3,889)
Proceeds from sale of property, plant and equipment	5,072	522
Proceeds from sale/maturities of investments available for sale	—	1,776
Net cash provided by (used in) investing activities	1,113	(1,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	—	(1,848)
Principal payments of new revolving credit facility	(56,853)	—
Borrowings on new revolving credit facility	45,508	19,184
Net borrowings on previous revolving credit facility	—	(9,996)
Proceeds from related party borrowing	1,000	500
Net proceeds from the exercise of stock options	664	104
Payment of withholding taxes related to the vesting of restricted stock units	(578)	(521)
Net cash provided by (used in) financing activities	(10,259)	7,423
Effect of exchange rates on cash and cash equivalents	(110)	1,540
Net increase in cash and cash equivalents	4,949	15,408
Cash and cash equivalents at the beginning of the period	42,910	32,284
Cash and cash equivalents at the end of the period	$47,859	$47,692
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$3,700	$3,874
Cash paid for interest	220	215

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The Company consolidates the joint ventures in Hong Kong and China in its consolidated financial statements, with another party’s interest presented as noncontrolling interest. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company’s financial information as of September 30, 2018, and for the three and nine-month periods ended September 30, 2018 and 2017. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2018.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Noncontrolling Interests

Noncontrolling interests decreased as a result of the net loss attributable to the noncontrolling interests by $0.5 million and $0.6 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, noncontrolling deficits were $41,000 and noncontrolling interests were $0.4 million, respectively.

Restructuring Related Accruals and Expenses

Accrued severance and rent costs were $0.3 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively. The Company did not record any additional restructuring related expenses during the three and nine months ended September 30, 2018 and 2017, respectively.

Chief Executive Officer Related Transition Costs

During the second quarter of 2018, the Company announced the pending retirement of its Chief Executive Officer. As a result, the Company recorded $17,000 and $1.5 million of transition -related expenses during the three- and nine-month periods ended September 30, 2018. As of September 30, 2018, accrued transition costs were $1.1 million.

Recent Accounting Pronouncements

The Company adopted the requirements of revenue recognition from Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) effective January 1, 2018 under the modified retrospective approach. The cumulative effect of adopting Topic 606 on January 1, 2018 was a decrease to accumulated deficit of $0.9 million (net of tax). See Note 13 - Revenue Recognition for additional disclosure of the adoption of Topic 606.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This update is effective for interim and annual periods beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s results of operations, consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update specifies that lessees should recognize right-of-use assets and lease liabilities arising from leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The Company will adopt the ASU and related amendments on January 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance. The Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the majority of the Company's leases will continue to be classified as operating. The Company continues to evaluate the potential impact of adoption of this ASU on its consolidated financial statements, and expects a significant gross-up of total assets and liabilities upon adoption.
The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Statements of Income or Cash Flows.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of ASU 2017-09 did not have a material effect on the Company’s results of operations, consolidated financial statements and footnote disclosures.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820 based on the consideration of costs and benefits to promote the appropriate exercise and discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$10,625	$9,522
Work in progress	1,937	2,153
Finished goods	30,479	32,372
Total inventories	$43,041	$44,047

(3)    Property, Plant and Equipment

In August of 2018, the Company sold an eight-acre property in Provo, Utah for $2.7 million. The Company originally acquired the property with the intent to erect a building for the corporate headquarters and later decided to move the headquarters elsewhere. As the fair value of the property exceeded the carrying value, a net gain of $1.7 million was recognized during the three and nine months ended September 30, 2018.

In June of 2018, the Company sold a 29,300 square foot building in Mexico City, Mexico for $2.6 million. The Company previously utilized the building for offices as well as warehouse space and has since relocated to a more advantageous location. As the fair value of the property exceeded the carrying value, a net gain of $0 and $2.3 million were recognized during the three and nine months ended September 30, 2018, respectively.

(4)    Investment Securities - Trading

The Company’s trading securities portfolio totaled $1.6 million at September 30, 2018, and $2.0 million at December 31, 2017, and generated gains of $70,000 and $51,000 for the three months ended September 30, 2018 and 2017, respectively, and $103,000 and $102,000 for the nine months ended September 30, 2018 and 2017, respectively.

(5)    Revolving Credit Facility

On July 11, 2017, the Company entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). The Company pays interest on any borrowings under the Credit Agreement at LIBOR plus 1.25 percent (3.49 percent and 2.82 percent as of September 30, 2018 and December 31, 2017), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. The Company is required to settle its net borrowings under the Credit Agreement only upon maturity, and as a result, has classified its outstanding borrowings as non-current on its condensed consolidated balance sheet as of September 30, 2018. At September 30, 2018, the outstanding balance under the Credit Agreement was $1.8 million.

The Credit Agreement contains customary financial covenants, including financial covenants relating to the Company’s solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by the Company’s manufacturing facility, accounts receivable balance, inventory balance and other assets. Effective June 30, 2018, the Company and Bank of America amended the Credit Agreement to modify certain financial covenants. As of September 30, 2018, the Company was in compliance with the debt covenants set forth in the Credit Agreement.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2018 and 2017 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common shareholders	$1,497	$2,443	$2,062	$4,416

Basic weighted average shares outstanding	19,164	18,897	19,094	18,873

Basic earnings per share attributable to common shareholders	$0.08	$0.13	$0.11	$0.23

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,164	18,897	19,094	18,873
Stock-based awards	218	389	312	392
Diluted weighted-average shares outstanding	19,382	19,286	19,406	19,265

Diluted earnings per share attributable to common shareholders	$0.08	$0.13	$0.11	$0.23

Dilutive shares excluded from diluted-per-share amounts:
Stock options	105	294	105	294

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	1,036	1,309	1,011	1,309

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

Stock option activity for the nine-month period ended September 30, 2018, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2017	1,390	$12.20
Granted	50	8.43
Forfeited or canceled	(227)	13.87
Exercised	(99)	6.10
Options outstanding at September 30, 2018	1,114	12.23

During the nine months ended September 30, 2018, the Company granted options to purchase 50,000 shares of common stock under the 2012 Stock Incentive Plan to members of the Company’s Board of Directors. These options were issued with an exercise price of $8.43 per share and a grant date fair value of $3.30 per share, with an expected life of five years, risk-free interest rate of 2.8 percent, and expected volatility of 38.8 percent.

Share-based compensation expense from time-based stock options for the three-month periods ended September 30, 2018 and 2017, was approximately $0.1 million and $(0.2) million, respectively. Share-based compensation expense from time-based stock options for the nine-month periods ended September 30, 2018 and 2017, was approximately $0.2 million and $0.2 million, respectively. As of September 30, 2018 there was no unrecognized share-based compensation expense related to the grants described above as all outstanding options were vested. As of December 31, 2017, the unrecognized share-based compensation expense related to the grants described above was $13,000.

At September 30, 2018, the aggregate intrinsic value of outstanding and vested stock options to purchase 1,114,000 shares of common stock was $0.3 million. At December 31, 2017, the aggregate intrinsic value of outstanding options to purchase 1,390,000 shares of common stock, the exercisable options to purchase 1,293,000 shares of common stock, and options to purchase 92,000 shares of common stock expected to vest was $0.9 million, $0.9 million and $0.0 million, respectively.

For the nine-month periods ended September 30, 2018 and 2017, the Company issued 99,000 and 9,000 shares of common stock upon the exercise of stock options at an average exercise price of $6.10 and $11.98 per share, respectively. The aggregate intrinsic value of options exercised during the nine-month periods ended September 30, 2018 and 2017, was $0.4 million and $0.2 million, respectively. For the nine-month periods ended September 30, 2018 and 2017, the Company recognized $0.1 million and $0.0 million of tax benefits from the exercise of stock options, respectively.

As of September 30, 2018 and December 31, 2017, the Company did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

The Company’s outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 48 months from the RSU grant date, as well as performance-based RSUs, which vest either upon achieving cumulative annual net sales growth targets over a rolling one-year period or upon achieving earnings-per-share targets over a rolling one-year period or weighted-average share prices over a rolling 45 day period. RSUs granted to members of the Company’s Board of Directors are not issued until the expiration of a two-year restriction period following vesting. There were 71,000 and 96,000 vested RSUs as of September 30, 2018 and December 31, 2017, respectively, that have been granted to members of the Company’s Board of Directors but remain subject to the two-year restriction period.

RSU activity for the nine-month period ended September 30, 2018, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2017	728	$11.56
Granted	511	9.93
Forfeited	(103)	12.17
Issued	(243)	11.77
Restricted Stock Units outstanding at September 30, 2018	893	10.50

During the nine-month period ended September 30, 2018, the Company granted 511,000 RSUs under the 2012 Incentive Plan to the Company’s Board of Directors, executive officers and other employees, which were comprised of both time-based RSUs and net sales and adjusted EBITDA performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $10.16 per share and vest in annual installments over a three-year period from the grant date or according to the restrictions for the Board of Directors noted above. The net sales and adjusted EBITDA earnings-per-share performance-based RSUs were issued with a weighted-average grant date fair value of $9.79 per share and vest upon achieving targets over a three-year period from the grant date.

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

Share-based compensation expense for RSUs for the three-month periods ended September 30, 2018 and 2017, was approximately $0.3 million and $0.3 million, respectively. Share-based compensation expense from RSUs for the nine-month periods ended September 30, 2018 and 2017, was approximately $1.3 million and $1.7 million, respectively. As of September 30, 2018 and December 31, 2017, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.4 million and $2.0 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.5 years.

The Company has not recognized any share-based compensation expense related to the net sales and earnings-per-share performance-based RSUs for the nine-month periods ended September 30, 2018 and 2017.  Should the Company attain all of the net sales metrics related to the net sales performance-based stock option grants, the Company would recognize up to $4.7 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to the Company’s share-based compensation plans is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees, which was 55,000 shares for the nine-month period ended September 30, 2018. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

(8)    Segment Information

The Company has four business segments. These business segments are components of the Company for which separate information is available and evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

The Company’s four business segments are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations. Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and NSP China), and one business segment operates under the Synergy® WorldWide brand. Net sales for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. The Company evaluates performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

In the fourth quarter of 2017, the Company moved the reporting of its wholesale business, in which the Company sells its products to a locally managed entity independent of the Company that has distribution rights for the market, from the NSP China segment to the NSP Russia, Central and Eastern Europe segment. The net sales and contribution margin for the three and nine months ended September 30, 2017 were recast to reflect that change.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
NSP Americas	$38,512	$41,301	$118,769	$125,367
NSP Russia, Central and Eastern Europe	8,841	7,681	27,799	23,286
Synergy WorldWide	34,497	34,470	103,034	92,146
NSP China	6,978	5,849	17,834	12,944
Total net sales	88,828	89,301	267,436	253,743

Contribution margin (1):
NSP Americas	17,006	17,764	49,530	53,454
NSP Russia, Central and Eastern Europe	3,098	2,592	9,437	6,173
Synergy WorldWide	9,652	10,160	30,915	27,769
NSP China	5,400	4,564	14,037	11,930
Total contribution margin	35,156	35,080	103,919	99,326

Selling, general and administrative expenses (2)	31,643	32,926	97,339	95,098
Operating income	3,513	2,154	6,580	4,228

Other income (loss), net	(353)	193	(1,420)	1,909
Income before provision for income taxes	$3,160	$2,347	$5,160	$6,137
_________________________________________

(1)   Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in the NSP China segment related to sales in China, occurring after the Company’s receipt of its direct selling license and pre-opening product sales through Hong Kong, totaled $2.7 million and $6.7 million for the three and nine-month periods ended September 30, 2018, respectively, compared to $2.1 million and $4.7 million for the three and nine-month periods ended September 30, 2017. These service fees are included in the Company’s selling, general and administrative expenses.

From an individual country perspective, the United States and South Korea comprise 10 percent or more of consolidated net sales for the three and nine-month periods ended September 30, 2018 and 2017, as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
United States	$33,182	$35,124	$101,322	$106,664
South Korea	18,271	14,371	52,463	38,203
Other	37,375	39,806	113,651	108,876
	$88,828	$89,301	$267,436	$253,743

Net sales generated by each of the Company’s product lines is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NSP Americas:
General health	$16,706	$18,211	$51,506	$56,258
Immune	4,304	4,938	13,693	13,180
Cardiovascular	3,000	3,434	8,974	9,570
Digestive	11,013	11,084	33,967	34,892
Personal care	1,735	2,114	5,070	5,487
Weight management	1,754	1,520	5,559	5,980
	38,512	41,301	118,769	125,367
NSP Russia, Eastern and Central Europe:
General health	$3,632	$3,449	$11,883	$10,594
Immune	886	861	2,808	2,397
Cardiovascular	681	592	2,048	1,699
Digestive	2,196	2,110	7,137	6,348
Personal care	1,222	472	3,084	1,556
Weight management	224	197	839	692
	8,841	7,681	27,799	23,286
Synergy WorldWide:
General health	$10,544	$9,268	$29,747	$23,579
Immune	57	119	346	357
Cardiovascular	14,798	14,369	43,511	38,075
Digestive	3,803	4,428	11,665	12,047
Personal care	1,520	1,891	5,968	5,884
Weight management	3,775	4,395	11,797	12,204
	34,497	34,470	103,034	92,146
NSP China:
General health	$627	$1,151	$1,764	$2,470
Immune	156	179	312	310
Cardiovascular	850	911	3,259	2,368
Digestive	3,032	2,433	8,357	5,557
Personal care	1,128	115	2,388	184
Weight management	1,185	1,060	1,754	2,055
	6,978	5,849	17,834	12,944
	$88,828	$89,301	$267,436	$253,743

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	September 30, 2018	December 31, 2017
Property, plant and equipment:
United States	$62,504	$65,928
Other	3,027	3,178
Total property, plant and equipment	$65,531	$69,106

(9)    Income Taxes

For the three months ended September 30, 2018 and 2017, the Company’s provision for income taxes, as a percentage of income before income taxes was 57.6 percent and 0.0 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent and 35.0 percent. For the nine months ended September 30, 2018 and 2017, the Company’s provision for income taxes, as a percentage of income before income taxes was 68.8 percent and 38.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent and 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2018, was primarily attributed to current year foreign losses, largely related to China, that presently do not provide future tax benefit, as well as net unfavorable foreign items, partially offset by a decrease in the tax liability associated with uncertain tax positions.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2017, was primarily attributed to a decrease in the tax liability associated with uncertain tax positions, partially offset by current year foreign losses, largely related to China, that presently do not provide future tax benefit.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2017, was primarily attributed to current year foreign losses, largely related to China, that presently do not provide future tax benefit, partially offset by foreign tax credit benefits as well as a decrease in tax liabilities associated with uncertain tax positions.

In December 2017, the Tax Cuts and Jobs Act (Tax Reform Act) was signed into law. The provisions of the Tax Reform Act and related guidance provided by Staff Accounting Bulletin No. 118 allow for adjustments throughout 2018 to account for the impacts of the 2017 tax law changes. As of September 30, 2018, additional adjustments related to Global Intangible Low-taxed Income (GILTI) rules and the Foreign Derived Intangible Income (FDII) rules have been made. Furthermore, other adjustments may yet be necessary in future periods due to the significant complexity of the Tax Reform Act and anticipated additional regulatory guidance or technical corrections that may be forthcoming as well as actions the Company may take as a result of tax reform. The Company is continuing to gather additional information and expect to complete its accounting within one year of enactment.

The Company’s U.S. federal income tax returns for 2015 through 2017 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2011 through 2017.

As of September 30, 2018, the Company had accrued $2.2 million related to unrecognized tax positions, compared with $4.6 million as of December 31, 2017. This net decrease was primarily attributed to changes in contingencies related to international tax.

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

Non-Income Tax Contingencies

The Company has reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. The Company provides provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. The Company provides provisions for U.S. state sales taxes in each of the states where the Company has nexus. At September 30, 2018 and December 31, 2017, accrued liabilities were $0.4 million and $0.4 million, respectively, related to non-income tax contingencies. While management believes that the assumptions and estimates used to determine this contingent liability are reasonable, the ultimate outcome of those matters cannot presently be determined. The Company believes future payments related to these matters could range from $0 to approximately $3.2 million.

Other Litigation

The Company is a party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. As of September 30, 2018 and December 31, 2017, accrued liabilities were $1.6 million and $1.5 million, respectively, related to the estimated outcome of these proceedings. In addition, the Company is a party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or the Company cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  The Company believes future payments related to these matters could range from $0 to approximately $1.9 million.

(11)     Related Party Transactions

During the three and nine months ended September 30, 2018, NSP China borrowed $2.0 million and $4.0 million from the Company and $0.5 million and $1.0 million the Company’s joint venture partner, respectively. These notes are payable in one year and bear interest of 3.0 percent. As of September 30, 2018 and December 31, 2017 outstanding borrowings by NSP China from the Company were $6.0 million and $2.0 million, respectively. As of September 30, 2018 and December 31, 2017 outstanding borrowings by NSP China from the Company’s joint venture partner were $1.5 million and $0.5 million, respectively. The notes between NSP China and the Company eliminate in consolidation.

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

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of September 30, 2018 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,602	$—	$—	$1,602
Total assets measured at fair value on a recurring basis	$1,602	$—	$—	$1,602

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

For the nine months ended September 30, 2018, and for the year ended December 31, 2017, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected on the condensed consolidated balance sheets for the revolving credit facility approximates fair value due to it being variable-rate debt. During the nine months ended September 30, 2018 and 2017, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

(13)    Revenue Recognition

Adoption of ASU Topic 606

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

The Company recorded a net reduction to opening accumulated deficit of $0.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to deferred revenue on shipments that had not been delivered being recognized upon shipment and deferrals for annual membership fees that are no longer deferred. The impact to revenues and operating income as a result of applying Topic 606 was a decrease of $0.5 million and $0.2 million, respectively, for the nine months ended September 30, 2018.

Revenue Recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives or rebates based upon historical information and current trends. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Contracts with multiple performance obligations are insignificant. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Amounts received for unshipped merchandise are recorded as deferred revenue.

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

Volume incentives, and other sales incentives or rebates are a significant part of the Company’s direct sales marketing program, and represent commission payments made to independent distributors. These payments are designed to provide incentives for reaching higher sales levels. The amount of volume incentive recognized is determined based upon the amount of qualifying purchases in a given month and recorded as volume incentive expense. Payments to independent Managers and Distributors for sales incentives or rebates related to their own purchases are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales.

Contract Liabilities - Customer Loyalty Programs

The Company records contract liabilities for loyalty point programs in deferred revenue. These programs are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The following table presents changes in these contract liability balances for the nine-month period ended September 30, 2018 (U.S. dollars in thousands):

September 30, 2018
Outstanding at December 31, 2017	$1,126
Increase (decrease) attributed to:
Customer loyalty net deferrals	3,538
Customer loyalty redemptions	(3,342)
Outstanding at September 30, 2018	$1,322
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

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and its other reports filed since the date of such Form 10-K.

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

In the fourth quarter of 2017, the Company moved the reporting of its wholesale business, in which the Company sells its products to a locally managed entity independent of the Company that has distribution rights for the market, from the NSP China segment to NSP Russia, Central and Eastern Europe segment. The net sales and contribution margin for the three and nine months ended September 30, 2017 were recast to reflect that change.

The Company’s independent distributors market and sell the Company’s products to customers and sponsor other independent distributors who also market the Company’s products to customers. The Company’s revenue is highly dependent upon the number and productivity of its independent distributors. Growth in sales volume requires an increase in the productivity of the Company’s independent distributors and/or growth in the total number of its independent distributors. The Company seeks to motivate and provide incentives to its independent distributors by offering high quality products and providing its independent distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

In the third quarter of 2018, the Company experienced a decrease in its consolidated net sales of 0.5 percent (or 0.4 percent in local currencies) compared to the same period in 2017. NSP China net sales increased approximately 19.3 percent compared to the same period in 2017. NSP Russia, Central and Eastern Europe net sales increased approximately 15.1 percent compared to the same period in 2017. Synergy WorldWide net sales increased approximately 0.1 percent compared to the same period in 2017 (or decreased 0.2 percent in local currencies). NSP Americas net sales decreased approximately 6.8 percent compared to the same period in 2017 (or 6.2 percent in local currencies). The weakening of the U.S. dollar versus the local currencies, primarily in the Company’s Asian and European markets, resulted in an approximate 0.1 percent, or $0.1 million, increase of its net sales during the quarter.

Selling, general and administrative expenses during the three months ended September 30, 2018 decreased $1.3 million compared to the same period in 2017, and decreased as a percentage of net sales to 35.6 percent from 36.9 percent in 2017. The decrease in dollars was primarily the result of a gain on the sale of real property partially offset by an employee benefit accrual during the third quarter that did not occur in the previous year.

The Company distributes its products to consumers through an independent sales force comprised of independent Managers and Distributors, many of whom also consume the Company’s products. Typically a person who joins the Company’s independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 12,200 and 13,400 and active independent Distributors and customers were approximately 214,000 and 213,400 at September 30, 2018 and 2017, respectively.

As an international business, the Company has significant sales and costs denominated in currencies other than the U. S. Dollar. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of the Company’s sales. Likewise, the Company expects its foreign markets with functional currencies other than the U.S. Dollar will continue to represent a substantial portion of its overall sales and related operating expenses. Accordingly, changes in foreign currency exchange rates could materially affect sales and costs or the comparability of sales and costs from period to period as a result of translating the market’s financial statements into its reporting currency.

RESULTS OF OPERATIONS

The following table summarizes the Company’s unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$88,828	100.0%	$89,301	100.0%	$(473)	(0.5)%
Cost of sales	23,161	26.1	23,505	26.3	(344)	(1.5)
	65,667	73.9	65,796	73.7	(129)	(0.2)
Volume incentives	30,511	34.3	30,716	34.4	(205)	(0.7)
SG&A expenses	31,643	35.6	32,926	36.9	(1,283)	(3.9)
Operating income	3,513	4.0	2,154	2.4	1,359	63.1
Other income (loss), net	(353)	(0.4)	193	0.2	(546)	(282.9)
Income before income taxes	3,160	3.6	2,347	2.6	813	34.6
Provision (benefit) for income taxes	1,821	2.1	(1)	—	1,822	182,200.0
Net income	$1,339	1.5%	$2,348	2.6%	$(1,009)	(43.0)%

The following table summarizes the Company’s unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$267,436	100.0%	$253,743	100.0%	$13,693	5.4%
Cost of sales	70,152	26.2	66,430	26.2	3,722	5.6
	197,284	73.8	187,313	73.8	9,971	5.3
Volume incentives	93,365	34.9	87,987	34.7	5,378	6.1
SG&A expenses	97,339	36.4	95,098	37.5	2,241	2.4
Operating income	6,580	2.5	4,228	1.7	2,352	55.6
Other income (loss), net	(1,420)	(0.5)	1,909	0.8	(3,329)	(174.4)
Income before income taxes	5,160	1.9	6,137	2.4	(977)	(15.9)
Provision for income taxes	3,550	1.3	2,346	0.9	1,204	51.3
Net income	$1,610	0.6%	$3,791	1.5%	$(2,181)	(57.5)%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$32,908	$34,896	(5.7)%	$(119)	(5.4)%
NSP Latin America	5,604	6,405	(12.5)	(122)	(10.6)
	38,512	41,301	(6.8)	(241)	(6.2)
NSP Russia, Central and Eastern Europe	8,841	7,681	15.1	(21)	15.4
Synergy WorldWide:
Synergy Asia Pacific	27,086	25,829	4.9	192	4.1
Synergy Europe	4,742	5,924	(20.0)	(87)	(18.5)
Synergy North America	2,669	2,717	(1.8)	—	(1.8)
	34,497	34,470	0.1	105	(0.2)
NSP China	6,978	5,849	19.3	24	18.9
	$88,828	$89,301	(0.5)%	$(133)	(0.4)%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$101,431	$106,132	(4.4)%	$121	(4.5)%
NSP Latin America	17,338	19,235	(9.9)	(83)	(9.4)
	118,769	125,367	(5.3)	38	(5.3)
NSP Russia, Central and Eastern Europe	27,799	23,286	19.4	300	18.1
Synergy WorldWide:
Synergy Asia Pacific	79,760	65,881	21.1	2,854	16.7
Synergy Europe	15,505	17,946	(13.6)	1,064	(19.5)
Synergy North America	7,769	8,319	(6.6)	—	(6.6)
	103,034	92,146	11.8	3,918	7.6
NSP China	17,834	12,944	37.8	688	32.5
	$267,436	$253,743	5.4%	$4,944	3.4%

Consolidated net sales for the three and nine months ended September 30, 2018, were $88.8 million and $267.4 million, respectively, compared to $89.3 million and $253.7 million for the same periods in 2017, which represents a decrease of 0.5 percent and an increase of 5.4 percent, respectively. Net sales in the Company’s NSP Americas segment decreased $2.8 million and $6.6 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Net sales in the Company’s Synergy WorldWide segment increased $27,000 and $10.9 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Net sales in the Company’s NSP China segment increased $1.1 million and $4.9 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The Company’s NSP Russia, Central and Eastern Europe segment net sales increased $1.2 million and $4.5 million for the three and nine months ended September 30, 2018, respectively, from the same periods in 2017. Net sales for the three and nine months ended September 30, 2018, were negatively impacted by $0.1 million and favorably impacted by $4.9 million of foreign currency exchange rate fluctuations, respectively. Excluding the impacts of foreign currency exchange rate fluctuations, consolidated net sales for the three and nine months ended September 30, 2018, decreased by 0.4 percent and increased 3.4 percent, respectively, from the same periods in 2017.

NSP Americas

Net sales from the Company’s NSP Americas segment for the three months ended September 30, 2018 and 2017, were $38.5 million and $41.3 million, respectively, or a decrease of 6.8 percent. Net sales from the Company’s NSP Americas segment for the nine months ended September 30, 2018 and 2017, were $118.8 million and $125.4 million, respectively, or a decrease of 5.3 percent. The declines for the NSP Americas business are further discussed in United States and Latin America commentary below. Active Managers within NSP Americas totaled approximately 5,600 and 5,900 at September 30, 2018 and 2017, respectively. Active Distributors and customers within NSP Americas totaled approximately 99,600 and 107,300 at September 30, 2018 and 2017, respectively. The Company’s exit from Costa Rica and Nicaragua, as well as, a decrease in Distributor recruiting and retention in the U.S. resulted contributed to the Company's independent Managers, Distributors and customers of 5.1 percent and 7.2 percent, respectively, compared to the prior year.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales decreased approximately $1.9 million and $4.8 million, or 5.8 percent and 4.9 percent, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decline in the market is mainly due to a decrease in Distributor recruiting and retention. While management continues to work with leaders in the U.S. to significantly improve recruiting results, the decline may continue into 2019.

In Latin America, net sales decreased approximately $0.8 million and $1.9 million, or 12.5 percent and 9.9 percent, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. In local currency, net sales for the three and nine months ended September 30, 2018, decreased 10.6 percent and 9.4 percent, respectively, compared to the same periods in 2017. Currency devaluation had a $0.1 million and $0.1 million unfavorable impact on net sales for the three and nine months ended September 30, 2018, respectively. The decline in net sales is primarily due to continued challenges from changing regulations for product registration that affect the Company’s ability to sell some of its products in Latin America, as well as the impact of exiting Costa Rica and Nicaragua markets during the fourth quarter of 2017.

NSP Russia, Central and Eastern Europe

Net sales related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, Poland, and Belarus), for the three and nine months ended September 30, 2018, were $8.8 million and $27.8 million, respectively, compared to $7.7 million and $23.3 million for the same periods in 2017, or an increase of 15.1 percent and 19.4 percent, respectively. Active independent Managers within the Company’s NSP Russia, Central and Eastern Europe segment totaled approximately 3,100 and 2,900 at September 30, 2018 and 2017, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 67,100 and 61,000 at September 30, 2018 and 2017, respectively. Net sales increased primarily as a result of the relative stabilization of the Russian ruble against the U.S. dollar and product promotions that have improved distributor engagement.

Synergy WorldWide

The Company’s Synergy WorldWide segment reported net sales for the three and nine months ended September 30, 2018, of $34.5 million and $103.0 million, respectively, compared to $34.5 million and $92.1 million for the same periods in 2017, or an increase of 0.1 percent and 11.8 percent, respectively. The increase was primarily due to increases in the Company’s Korean market, and the favorable fluctuations in foreign exchange rates, which had a $0.1 million and $3.9 million favorable impact on net sales for the three and nine months ended September 30, 2018, respectively. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have decreased 0.2 percent and increased 7.6 percent for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Active independent Managers within the Company’s Synergy WorldWide segment totaled approximately 3,500 and 4,600 at September 30, 2018 and 2017, respectively. Active independent Distributors and customers within the Company’s Synergy WorldWide segment totaled approximately 47,300 and 45,100 at September 30, 2018 and 2017, respectively.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales increased $3.9 million and $14.3 million, or an increase of 27.1 percent and 37.3 percent, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. In local currency, net sales for the three and nine months ended September 30, 2018, increased 25.4 percent and 31.5 percent, respectively, compared to the same periods in 2017. The increase in local currency net sales was the result of an increased distributor involvement and focus on core products for the market as well as an easing of geopolitical tension and an improvement in economic conditions that unfavorably impacted the prior year.

In Japan, net sales decreased $2.2 million and $0.7 million, or 29.3 percent and 3.9 percent, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. In local currency, net sales for the three and nine months ended September 30, 2018, decreased 29.2 percent and 5.9 percent, respectively, compared to the same periods in 2017. The Company attributes the decrease in net sales in Japan primarily to excitement around the introduction of new products in 2017 and with certain distributor teams in 2017 that were not replicated in 2018.

In Europe, net sales decreased $1.2 million and $2.4 million, or 20.0 percent and 13.6 percent, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. In local currency, net sales for the three and nine months ended September 30, 2018, decreased 18.5 percent and 19.5 percent, respectively, compared to the same periods in 2017. The decrease in local currency net sales is primarily due to market saturation in certain European countries and a reduction in sales activity in the market’s Scandinavian countries.

In North America, net sales decreased approximately $48,000 and $0.6 million, or 1.8 percent and 6.6 percent, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decline in sales is primarily driven by lower Distributor recruiting. Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation. These initiatives have slowed the decline in sales compared to prior periods.

NSP China

NSP China had net sales for the three and nine months ended September 30, 2018, of $7.0 million and $17.8 million, respectively, compared to $5.8 million and $12.9 million for the same periods in 2017, or increases of 19.3 percent and 37.8 percent, respectively. Net sales were positively impacted by the Company receiving its direct selling license in May 2017, which allows the Company to expand its business scope to include direct selling activities within China. NSP China continues to show growth primarily due to the addition of key independent service providers and initiatives designed to increase independent service providers’ engagement levels and gain market share.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and NSP China business segments is set forth in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 26.1 percent and 26.2 percent for the three and nine months ended September 30, 2018, compared to 26.3 percent and 26.2 percent for the same periods in 2017. The decrease in cost of sales percentage is driven by favorable changes in market mix.

Volume Incentives

Volume incentives are a significant part of the Company’s direct sales marketing program, and represent commission payments to independent distributors. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various operations. The Company does not pay volume incentives in China, instead the Company pays independent service fees, which are included in selling, general and administrative expenses.

Volume incentives as a percent of net sales was 34.3 percent and 34.9 percent for the three and nine months ended September 30, 2018, respectively, compared to 34.4 percent and 34.7 percent for the same periods in 2017. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased by $1.3 million and increased by $2.2 million, respectively, to $31.6 million and $97.3 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Selling, general and administrative expenses were 35.6 percent and 36.4 percent of net sales for the three and nine months ended September 30, 2018, respectively, compared to 36.9 percent and 37.5 percent for the same periods in 2017. The decrease for the three-month period and the increase for the nine-month period ended September 30, 2018 in selling, general and administrative expenses, as compared to the same periods in 2017, was primarily related to:

•	$0 and $1.5 million of transition costs related to the retirement of the Company’s Chief Executive Officer for the three and nine months ended September 30, 2018;

•	$0.6 million and $2.0 million of increased independent service fees in China for the three and nine months ended September 30, 2018, respectively;

•	$0 and $1.2 million of increased depreciation related to the Oracle ERP implementation project incurred for the three and nine months ended September 30, 2018, respectively;

•	$1.0 million and $3.1 million due to the timing of accrued employee benefits, respectively;

•	$0 and $0.5 million reduction of reserves for product liability for the three and nine months ended September 30, 2017, respectively.

Offset by:

•	$1.7 million and $4.0 million gains on the sale of two properties for the three and nine months ended September 30, 2018, respectively.

Other Income (Loss), Net

Other income (loss) net, for the three and nine months ended September 30, 2018, were losses of $0.4 million and $1.4 million, respectively, compared to gains of $0.2 million and $1.9 million during the same periods in 2017, respectively. Other income (loss) for the three and nine months ended September 30, 2018 primarily consisted of foreign exchange losses. The change in other income (loss) was primarily due to increases in foreign exchange losses as a result of changes in foreign currencies.

Income Taxes

For the three months ended September 30, 2018 and 2017, the Company’s provision for income taxes, as a percentage of income before income taxes was 57.6 percent and 0.0 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent and 35.0 percent. For the nine months ended September 30, 2018 and 2017, the Company’s provision for income taxes, as a percentage of income before income taxes was 68.8 percent and 38.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent and 35.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2018, was primarily attributed to current year foreign losses, primarily related to China, that presently do not provide future tax benefit, as well as net unfavorable foreign items, partially offset by a decrease in the tax liability associated with uncertain tax positions.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2017, was primarily attributed to a decrease in the tax liability associated with uncertain tax positions, partially offset by current year foreign losses, largely related to China, that presently do not provide future tax benefit.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2017, was primarily attributed to current year foreign losses, largely related to China, that presently do not provide future tax benefit, partially offset by foreign tax credit benefits as well as a decrease in tax liabilities associated with uncertain tax positions.

The Company’s U.S. federal income tax returns for 2015 through 2017 are open to examination for federal tax purposes. The Company has several foreign tax jurisdictions that have open tax years from 2011 through 2017.

As of September 30, 2018 and December 31, 2017, the Company had accrued $2.2 million and $4.6 million, respectively, related to unrecognized tax positions. This net decrease was primarily attributed to changes in contingencies related to international tax.

Product Categories

The Company’s line of over 700 products includes several different product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. The Company purchases herbs and other raw materials in bulk and, after rigorous quality control testing, it formulates, encapsulates, tablets or concentrates them, labels and packages them for shipment. Most products are manufactured at the Company’s facility in Spanish Fork, Utah. Contract manufacturers produce some of its products in accordance with its specifications and standards. The Company has implemented stringent quality control procedures to verify that its contract manufacturers comply with its specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2018 and 2017, by business segment.

Three Months Ended September 30,	2018		2017
NSP Americas:
General health	$16,706	43.4%	$18,211	44.1%
Immune	4,304	11.2	4,938	12.0
Cardiovascular	3,000	7.8	3,434	8.3
Digestive	11,013	28.6	11,084	26.8
Personal care	1,735	4.5	2,114	5.1
Weight management	1,754	4.6	1,520	3.7
Total NSP Americas	38,512	100.0	41,301	100.0

NSP Russia, Central and Eastern Europe:
General health	$3,632	41.1%	$3,449	44.9%
Immune	886	10.0	861	11.2
Cardiovascular	681	7.7	592	7.7
Digestive	2,196	24.8	2,110	27.5
Personal care	1,222	13.8	472	6.1
Weight management	224	2.5	197	2.6
Total NSP Russia, Central and Eastern Europe	8,841	100.0	7,681	100.0

Synergy WorldWide:
General health	$10,544	30.6%	$9,268	26.9%
Immune	57	0.2	119	0.3
Cardiovascular	14,798	42.9	14,369	41.7
Digestive	3,803	11.0	4,428	12.8
Personal care	1,520	4.4	1,891	5.5
Weight management	3,775	10.9	4,395	12.8
Total Synergy WorldWide	34,497	100.0	34,470	100.0

NSP China:
General health	$627	9.0%	$1,151	19.7%
Immune	156	2.2	179	3.1
Cardiovascular	850	12.2	911	15.6
Digestive	3,032	43.5	2,433	41.6
Personal care	1,128	16.2	115	2.0
Weight management	1,185	17.0	1,060	18.1
Total NSP China	6,978	100.0	5,849	100.0

Consolidated:
General health	$31,509	35.5%	$32,079	35.9%
Immune	5,403	6.1	6,097	6.8
Cardiovascular	19,329	21.8	19,306	21.6
Digestive	20,044	22.6	20,055	22.5
Personal care	5,605	6.3	4,592	5.1
Weight management	6,938	7.8	7,172	8.0
Total Consolidated	$88,828	100.0%	$89,301	100.0%

Nine Months Ended September 30,	2018		2017
NSP Americas:
General health	$51,506	43.4%	$56,258	44.9%
Immune	13,693	11.5	13,180	10.5
Cardiovascular	8,974	7.6	9,570	7.6
Digestive	33,967	28.6	34,892	27.8
Personal care	5,070	4.3	5,487	4.4
Weight management	5,559	4.7	5,980	4.8
Total NSP Americas	118,769	100.0	125,367	100.0

NSP Russia, Central and Eastern Europe:
General health	$11,883	42.7%	$10,594	45.5%
Immune	2,808	10.1	2,397	10.3
Cardiovascular	2,048	7.4	1,699	7.3
Digestive	7,137	25.7	6,348	27.3
Personal care	3,084	11.1	1,556	6.7
Weight management	839	3.0	692	3.0
Total NSP Russia, Central and Eastern Europe	27,799	100.0	23,286	100.0

Synergy WorldWide:
General health	$29,747	28.9%	$23,579	25.6%
Immune	346	0.3	357	0.4
Cardiovascular	43,511	42.2	38,075	41.3
Digestive	11,665	11.3	12,047	13.1
Personal care	5,968	5.8	5,884	6.4
Weight management	11,797	11.4	12,204	13.2
Total Synergy WorldWide	103,034	100.0	92,146	100.0

NSP China:
General health	$1,764	9.9%	$2,470	19.1%
Immune	312	1.7	310	2.4
Cardiovascular	3,259	18.3	2,368	18.3
Digestive	8,357	46.9	5,557	42.9
Personal care	2,388	13.4	184	1.4
Weight management	1,754	9.8	2,055	15.9
Total NSP China	17,834	100.0	12,944	100.0

Consolidated:
General health	$94,900	35.5%	$92,901	36.6%
Immune	17,159	6.4	16,244	6.4
Cardiovascular	57,792	21.6	51,712	20.4
Digestive	61,126	22.9	58,844	23.2
Personal care	16,510	6.2	13,111	5.2
Weight management	19,949	7.5	20,931	8.2
Total Consolidated	$267,436	100.0%	$253,743	100.0%

Distribution and Marketing

The Company’s independent distributors, also known as Managers and Distributors, market its products to customers through direct selling techniques and sponsor other independent distributors who also market the Company’s products to customers. The Company seeks to motivate and provide incentives to its independent distributors by offering high quality products and providing its independent distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

The Company’s products sold in the United States are shipped directly from its manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from its regional warehouses located in Georgia, Ohio and Texas. Many of the Company’s international operations maintain warehouse facilities with inventory to supply their independent distributors and customers. However, in foreign markets where the Company does not maintain warehouse facilities, it has contracted with third-parties to distribute its products and provide support services to its independent sales force of independent distributors.

As of September 30, 2018, the Company had approximately 214,000 “active independent Distributors and customers” (as defined below). A person who joins the Company’s independent sales force begins as an independent distributor. Many independent distributors sell the Company’s products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of September 30, 2018, the Company had approximately 12,200 “active independent Managers” (as defined below) worldwide. In many of the Company’s markets, its independent Managers and Distributors are primarily retailers of the Company’s products, including practitioners, proprietors of retail stores and other health and wellness specialists.

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

Other than in its NSP China segment, the Company pays sales commissions, or “volume incentives” to its Managers and Distributors based upon the amount of their sales group product purchases. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that the Company expensed during the quarters ended September 30, 2018 and 2017, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards. In China, the Company sells its product through independent service providers, who the Company compensates for marketing, sales support and other services. Such expenses are accounted for as selling, general and administrative expenses.

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

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of September 30,

	2018		2017
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	221,700	5,600	244,300	5,900
NSP Russia, Central and Eastern Europe	145,700	3,100	137,900	2,900
Synergy WorldWide	112,700	3,500	102,000	4,600
	480,100	12,200	484,200	13,400

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of September 30,

	2018		2017
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	99,600	5,600	107,300	5,900
NSP Russia, Central and Eastern Europe	67,100	3,100	61,000	2,900
Synergy WorldWide	47,300	3,500	45,100	4,600
	214,000	12,200	213,400	13,400

“Active Distributors and customers” include the Company’s independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated.

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Three Months Ended September 30,

	2018		2017
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
NSP Americas	19,600	500	19,500	1,100
NSP Russia, Central and Eastern Europe	13,200	300	11,000	100
Synergy WorldWide	15,600	600	13,100	900
	48,400	1,400	43,600	2,100

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

The following tables provide information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Nine Months Ended September 30,

	2018		2017
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
NSP Americas	78,900	1,900	93,900	2,900
NSP Russia, Central and Eastern Europe	42,200	900	47,100	600
Synergy WorldWide	72,000	3,100	57,500	2,900
	193,100	5,900	198,500	6,400

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2018, working capital was $44.0 million, compared to $48.9 million as of December 31, 2017.  At September 30, 2018, the Company had $47.9 million in cash, of which $7.3 million was held in the U.S. and $40.6 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

The Company’s net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Operating activities	$14,205	$8,036
Investing activities	1,113	(1,591)
Financing activities	(10,259)	7,423

Operating Activities

For the nine months ended September 30, 2018, operating activities provided cash in the amount of $14.2 million, compared to using $8.0 million in the same period in 2017. Operating cash flows increased primarily due to the timing of payments for accrued liabilities and receipts in accounts receivable, partially offset by the timing of payments for accrued volume incentives and service fees, deferred compensation payable, deferred revenue and changes in the liability related to unrecognized tax benefits.

Investing Activities

For the nine months ended September 30, 2018, investing activities provided $1.1 million, compared to using $1.6 million for the same period in 2017. Capital expenditures related to the purchase of equipment, computer systems and software for the nine months ended September 30, 2018 and 2017, were $4.0 million and $3.9 million, respectively. During the nine months ended September 30, 2018, the Company had proceeds of $5.1 million relating to the sale of an office building in one of its foreign markets and the sale of land in the United States.

Financing Activities

For the nine months ended September 30, 2018, financing activities used $10.3 million in cash, compared to $7.4 million in cash for the same period in 2017. During the nine months ended September 30, 2017, the Company used cash to pay dividends in the aggregate amount of $1.8 million. The increase in cash paid for financing activities during 2018 was the result of paying down the outstanding balance under the credit facility partially offset by a decrease that was the result of the Board of Directors’ first-quarter of 2017 election to suspend the payment of quarterly dividends.

On July 11, 2017, the Company entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). The Company pays interest on any borrowings under the Credit Agreement at LIBOR plus 1.25 percent (3.49 percent and 2.82 percent as of September 30, 2018 and December 31, 2017), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. The Company is required to settle its net borrowings under the Credit Agreement only upon maturity, and as a result, has classified its outstanding borrowings as non-current on its condensed consolidated balance sheet as of September 30, 2018. At September 30, 2018, the outstanding balance under the Credit Agreement was $1.8 million.

The Credit Agreement contains customary financial covenants, including financial covenants relating to the Company’s solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by the Company’s manufacturing facility, accounts receivable balance, inventory balance and other assets. Effective June 30, 2018, the Company and Bank of America amended the Credit Agreement to modify certain financial covenants. As of September 30, 2018, the Company was in compliance with the debt covenants set forth in the Credit Agreement.

The Company believes that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund its normal operating needs; including capital expenditures. However, among other things, a prolonged economic downturn, a decrease in demand for the Company’s products, an unfavorable settlement of its unrecognized tax positions or non-income tax contingencies could adversely affect the Company’s long-term liquidity.

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

Revenue Recognition

The Company’s revenue recognition practices are discussed in Note 13, “Revenue Recognition,” to its Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Incentive Trip Accrual

The Company accrues expenses associated with its direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including Company conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as the trips are earned. The Company specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities in amounts greater or less than the amounts recorded.

Contingencies

The Company is involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated within a range, the Company records its best estimate within the range related to the contingency. If there is no best estimate, the Company records the minimum of the range. As additional information becomes available, the Company assesses the potential liability related to the contingency and revises the estimates. Revision in estimates of the potential liabilities could materially affect the Company’s results of operations in the period of adjustment. The Company’s contingencies are discussed in further detail in Note 9, “Commitments and Contingencies”, to its Condensed Consolidated Financial Statements, of Item 1, Part 1 of this report.

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

Foreign Currency Risk

During the nine months ended September 30, 2018, approximately 62.1 percent of the Company’s net sales and approximately 58.0 percent of its operating expenses were realized outside of the United States which increased compared to 58.0 percent and 56.3 percent, respectively, from the same period in 2017. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. The Company conducts business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, the Company’s operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, the Company cannot estimate the effect of these fluctuations on its future business, product pricing, results of operations or financial condition. However, the Company has provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which it sells its products. The Company regularly monitors its foreign currency risks and periodically takes measures to reduce the risk of foreign exchange rate fluctuations on its operating results. The Company does not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this report.

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

Exchange rate sensitivity for the three months ended September 30, 2018 (dollar amounts in thousands) is as follows:

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales	$88,828	$(4,162)	(4.7)%	$(5,971)	(6.7)%	$(9,156)	(10.3)%

Cost and expenses
Cost of sales	23,161	(1,271)	(5.5)	(1,824)	(7.9)	(2,797)	(12.1)
Volume incentives	30,511	(1,627)	(5.3)	(2,334)	(7.6)	(3,579)	(11.7)
Selling, general and administrative	31,643	(1,038)	(3.3)	(1,488)	(4.7)	(2,282)	(7.2)

Operating income	$3,513	$(226)	(6.4)%	$(325)	(9.3)%	$(498)	(14.2)%

Exchange rate sensitivity for the nine months ended September 30, 2018 (dollar amounts in thousands) is as follows:

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Net sales	$267,436	$(12,259)	(4.6)%	$(17,589)	(6.6)%	$(26,970)	(10.1)%

Cost and expenses
Cost of sales	70,152	(3,643)	(5.2)	(5,227)	(7.5)	(8,015)	(11.4)
Volume incentives	93,365	(4,789)	(5.1)	(6,871)	(7.4)	(10,536)	(11.3)
Selling, general and administrative	97,339	(2,784)	(2.9)	(3,994)	(4.1)	(6,124)	(6.3)

Operating income	$6,580	$(1,043)	(15.9)%	$(1,497)	(22.8)%	$(2,295)	(34.9)%

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

Exchange rate sensitivity of the Balance Sheet financial instruments as of September 30, 2018 (dollar amounts in thousands) is as follows:

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	(%)
Financial Instruments Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$47,859	$(3,609)	(7.5)%	$(5,179)	(10.8)%	$(7,941)	(16.6)%
Accounts receivable, net	8,106	(384)	(4.7)	(551)	(6.8)	(845)	(10.4)

Financial Instruments Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	4,240	(87)	(2.1)	(126)	(3.0)	(192)	(4.5)

Net Financial Instruments Subject to Exchange Rate Risk	$51,725	$(3,906)	(7.6)%	$(5,604)	(10.8)%	$(8,594)	(16.6)%

The following table sets forth the local currencies other than the U.S. dollar in which the Company’s assets that are subject to exchange rate risk were denominated as of September 30, 2018, and exceeded $1.0 million upon translation into U.S. dollars. None of its liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1.0 million upon translation into U.S. dollars. The Company uses the spot exchange rate for translating balance sheet items from local currencies into its reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Balance Sheet Amounts Denominated in Local Currency as of September 30, 2018 (dollar amounts in thousands) is as follows:

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar as of September 30, 2018
Cash and cash equivalents
South Korea (Won)	$13,761	1,110.2
Hong Kong (Dollar)	5,177	7.8
China (Yuan Renminbi)	3,399	6.9
European Markets (Euro)	3,032	0.9
Japan (Yen)	2,591	113.7
Malaysia (Ringgit)	2,148	4.1
Canada (Dollar)	1,932	1.3
Poland (Zloty)	1,591	3.7
Singapore (Dollar)	1,135	1.4
Other	4,940	Varies
Total foreign denominated cash and cash equivalents	39,706
U.S. dollars held by foreign subsidiaries	939
Total cash and cash equivalents held by foreign subsidiaries	$40,645

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

Nine Months Ended September 30,	2018	2017
Canada (Dollar)	1.3	1.3
China (Yuan Renminbi)	6.9	6.8
European Markets (Euro)	0.9	0.9
Japan (Yen)	113.7	111.9
South Korea (Won)	1,110.2	1,144.6

The local currency of the foreign subsidiaries is used as the functional currency, except for subsidiaries operating in highly inflationary economies or where the Company’s operations are served by a U.S. based subsidiary (for example, Russia and Ukraine). The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the Company’s consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. As of September 30, 2018, the Company did not operate in any markets considered to have highly inflationary economies.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of September 30, 2018, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None.

Item 1A.            RISK FACTORS

The following description of risk factors includes any material changes to, and, if applicable, supersedes the description of, risk factors associated with the Company’s business previously disclosed in “Part I. Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and should be read in conjunction with the detailed discussion of risks associated with the Company’s business in its recent SEC filings, including the risk factors discussed in “Part I. Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Risks related to actions on trade by the U.S. and foreign governments could adversely affect the Company’s results of operations and financial condition.

In 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the institution or future institution of tariffs against foreign imports of certain materials. U.S. and foreign leaders have also indicated an intent to renegotiate, modify or terminate international trade agreements or policies with foreign countries.  It remains unclear what U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies. A trade war or other governmental action related to tariffs, international trade agreements or policies has the potential to adversely impact demand for the Company's products, its costs, customers, suppliers and/or the U.S. and global economy or certain sectors thereof and, thus, could have a material adverse effect on the Company’s results of operations and financial condition. Some tariffs, changes to international trade agreements and policy changes have been announced and are subject to a number of uncertainties as they are implemented, including future adjustments and changes in the countries excluded from such tariffs. The ultimate reaction of other countries, and the individuals in each of these countries, and the impact of these tariffs or other actions on the United States, China, the global economy and the Company's business, financial condition and results of operations, cannot be predicted at this time.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation, as amended
3.2(2)	Amended and Restated Bylaws
10.1(3)	Consulting Agreement between the Company and Gregory L. Probert
10.2(4)	Letter Agreement between the Company and Gregory L. Probert
10.3(5)	Employment Agreement between the Company and Terrence Moorehead
31.1(6)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(6)	Certificate of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(6)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(6)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________________________________

(1)	Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2016, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017, and incorporated herein by reference.

(3)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form8-K filed on September 26, 2018, and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form8-K filed on September 26, 2018, and incorporated herein by reference.

(5)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form8-K filed on September 26, 2018, and incorporated herein by reference.

(6)	Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	November 8, 2018	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer