Form 10-K
period 2018-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2019-03-08
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2018
OR
☐         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                  to                .
Commission file number 001-34483
NATURE’S SUNSHINE PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
2901 West Bluegrass Blvd., Suite 100
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2018 was approximately $80,636,000 based on the closing price of $9.35 as quoted by Nasdaq Capital Market on June 30, 2018. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 10% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The number of shares of Common Stock, no par value, outstanding on February 22, 2019 is 19,273,275 shares.

EXPLANATORY NOTES
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s year ended December 31, 2018, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-K

For the Year Ended December 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, but include the following:

•	laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets.

•	extensive government regulations to which the Company's products, business practices and manufacturing activities are subject;

•	legal challenges to the Company's direct selling program or to the classification of its independent distributors;

•	impact of anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

•	the Company’s ability to attract and retain independent distributors;

•	the loss of one or more key independent distributors who have a significant sales network;

•	the full implementation of the Company’s joint venture for operations in China with Fosun Industrial Co., Ltd.;

•	registration of products for sale in foreign markets, or difficulty or increased cost of importing products into foreign markets;

•	cybersecurity threats and exposure to data loss;

•	the storage, processing, and use of data, some of which contain personal information, are subject to complex and evolving privacy and data protection laws and regulations

•	reliance on information technology infrastructure;

•	the effect of fluctuating foreign exchange rates;

•	liabilities and obligations arising from improper activity by the Company’s independent distributors;

•	failure of the Company’s independent distributors to comply with advertising laws;

•	changes to the Company’s independent distributor compensation plans;

•	geopolitical issues and conflicts;

•	negative consequences resulting from difficult economic conditions, including the availability of liquidity or the willingness of the Company’s customers to purchase products;

•	risks associated with the manufacturing of the Company's products;

•	uncertainties relating to the application of transfer pricing, duties, value-added taxes, and other tax regulations, and changes thereto;

•	changes in tax laws, treaties or regulations, or their interpretation;

•	actions on trade relations by the U.S. and foreign governments.

•	product liability claims; and

•	the sufficiency of trademarks and other intellectual property rights.

All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this report. Except as is required by law, we expressly disclaims any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report. Throughout this report, we refer to Nature’s Sunshine Products, Inc., together with our subsidiaries, as "we," "us," "our," "our Company" or “the Company.”

PART 1

Item 1. Business

The Company

We are a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. We are a Utah corporation with our principal place of business in Lehi, Utah, and sell our products to a sales force of independent distributors who uses the products themselves or resells them to consumers.

Business Segments

We have four business segments that are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations, as well as the internal organization of our officers and their responsibilities and business operations. Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and NSP China), and one business segment operates under the Synergy® WorldWide brand. The NSP Russia, Central and Eastern Europe segment also includes our wholesale business, in which we sell our products to various locally-managed entities independent of the Company that we have granted distribution rights for the relevant market.

Product Categories

Our line of over 700 products includes several different product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. We purchase herbs and other raw materials in bulk and, after rigorous quality control testing, we formulate, encapsulate, tablet or concentrate them, label and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our products in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that our contract manufacturers have complied with our specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the years ended December 31, 2018, 2017, and 2016, by business segment. This table should be read in conjunction with the information presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented (in thousands).

Year Ended December 31,	2018		2017		2016
NSP Americas:
General health	$68,134	43.6%	$74,492	44.9%	$78,187	44.4%
Immune	18,430	11.8	20,451	12.3	19,185	10.9
Cardiovascular	11,491	7.4	11,454	6.9	12,677	7.2
Digestive	44,370	28.4	45,231	27.2	47,659	27.1
Personal care	6,701	4.3	7,260	4.4	7,537	4.3
Weight management	6,991	4.5	7,129	4.3	10,677	6.1
Total NSP Americas	156,117	100.0	166,017	100.0	175,922	100.0

NSP Russia, Central and Eastern Europe:
General health	$16,088	41.7%	$14,813	46.0%	$12,907	43.0%
Immune	4,095	10.6	3,530	11.0	3,349	11.2
Cardiovascular	2,841	7.4	2,166	6.7	2,212	7.4
Digestive	9,725	25.2	8,261	25.7	8,009	26.7
Personal care	4,711	12.2	2,330	7.2	2,370	7.9
Weight management	1,125	2.9	1,090	3.4	1,151	3.8
Total NSP Russia, Central and Eastern Europe	38,585	100.0	32,190	100.0	29,998	100.0

Synergy WorldWide:
General health	$40,953	29.0%	$31,973	25.8%	$35,283	28.3%
Immune	481	0.3	508	0.4	620	0.5
Cardiovascular	59,765	42.4	50,702	40.9	51,684	41.4
Digestive	15,950	11.3	16,121	13.0	12,536	10.0
Personal care	7,873	5.6	8,532	6.9	8,981	7.2
Weight management	16,006	11.3	15,997	12.9	15,689	12.6
Total Synergy WorldWide	141,028	100.0	123,833	100.0	124,793	100.0

NSP China:
General health	$2,720	9.4%	$3,738	18.7%	$1,551	14.8%
Immune	2,594	8.9	468	2.3	370	3.5
Cardiovascular	4,860	16.7	3,886	19.4	2,617	25.1
Digestive	10,978	37.8	8,361	41.8	4,323	41.4
Personal care	2,981	10.3	350	1.8	629	6.0
Weight management	4,947	17.0	3,186	15.9	956	9.2
Total NSP China	29,080	100.0	19,989	100.0	10,446	100.0

Consolidated:
General health	$127,895	35.1%	$125,016	36.6%	$127,928	37.5%
Immune	25,600	7.0	24,957	7.3	23,524	6.9
Cardiovascular	78,957	21.6	68,208	19.9	69,190	20.3
Digestive	81,023	22.2	77,974	22.8	72,527	21.3
Personal care	22,266	6.1	18,472	5.4	19,517	5.7
Weight management	29,069	8.0	27,402	8.0	28,473	8.3
Total Consolidated	$364,810	100.0	$342,029	100.0	$341,159	100.0

The following table summarizes the Company's product lines by category:

Category	Description
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

Distribution and Selling

We distribute our products to consumers through an independent sales force comprised of independent distributors, known as Managers and Distributors. Our independent distributors, many of whom also consume our products, market products to customers through direct selling techniques, as well as sponsoring other independent distributors. Typically a person who joins our independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. Although the nature of our relationship with our independent distributors limits the control we have to direct their activities, we seek to motivate and provide incentives to our independent distributors by offering high quality products and providing them with product support, training seminars, sales conventions, travel programs and financial incentives.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Georgia, Ohio and Texas. Many of our international operations maintain warehouse facilities and inventory to supply their independent Managers, Distributors and customers. However, in foreign markets where we do not maintain warehouse facilities, we have contracted with third-parties to distribute our products and provide support services to our independent sales force of independent Managers and Distributors.

As of December 31, 2018, we had approximately 224,900 "active independent Distributors and customers" (as defined below). A person who joins our independent sales force begins as an independent Distributor. Many independent Distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent Distributor may earn Manager status by attaining certain product sales levels. As of December 31, 2018, we had approximately 12,600 "active independent Managers" (as defined below) worldwide. In many of our markets, our independent Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the years ended December 31, 2018, 2017, and 2016, are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Distributor Information

Our revenue is highly dependent upon the number and productivity of our independent Managers and Distributors. Growth in sales volume requires an increase in the productivity and/or growth in the total number of independent Managers and Distributors.

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

In China, we do not sell our products through Managers and Distributors, but rather through independent service providers who are compensated for marketing, sales support, and other services.

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated.

Total Managers, Distributors and Customers by Segment as of December 31,

	2018		2017		2016
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	216,900	5,300	236,200	5,600	269,100	6,400
NSP Russia, Central and Eastern Europe	148,900	3,500	138,300	3,200	140,600	2,800
Synergy WorldWide	109,500	3,800	107,300	4,200	123,000	3,700
Total	475,300	12,600	481,800	13,000	532,700	12,900

“Total Managers” includes independent Managers under our various compensation plans that have achieved and maintained specified and personal groups sale volumes as of the dates indicated. To maintain Manager status, an individual must continue to meet certain product sales volume levels. As such, all Managers are considered to be “Active Managers”.

“Total Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous twelve months ended as of the dates indicated. This includes independent Manager, Distributor and customer accounts that may have become inactive since such respective dates.

The following table provides information concerning the number of active independent Managers and active independent Distributors and customers by segment, as of the dates indicated.

Active Distributors and Customers by Segment as of December 31,

	2018		2017		2016
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	97,800	5,300	106,900	5,600	121,200	6,400
NSP Russia, Central and Eastern Europe	75,400	3,500	68,600	3,200	66,700	2,800
Synergy WorldWide	51,700	3,800	55,400	4,200	53,600	3,700
Total	224,900	12,600	230,900	13,000	241,500	12,900

“Active Distributors and customers” includes our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the dates indicated.

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, for the years indicated.

New Managers, Distributors and Customers by Segment for the year ended December 31,

	2018		2017		2016
	Distributors & Customers	Managers	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	80,300	2,100	85,300	2,100	116,900	3,200
NSP Russia, Central and Eastern Europe	52,300	700	40,600	700	44,900	600
Synergy WorldWide	68,500	2,900	63,500	2,900	72,000	3,000
Total	201,100	5,700	189,400	5,700	233,800	6,800

“New Managers” includes independent Managers under our various compensation plans that first achieved the rank of Manager during the previous twelve months ended as of the dates indicated.

“New Distributors and Customers” include our independent Distributors and customers who have made their initial product purchase directly from the Company for resale and/or personal consumption during the previous twelve months ended as of the dates indicated.

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

Trademarks and Trade Names

We have obtained trademark registrations for Nature’s Sunshine®, and the landscape logo for all of our Nature’s Sunshine Products product lines. We have also obtained trademark registrations for Synergy Worldwide® for all of our Synergy WorldWide product lines. We hold trademark registrations in the United States and in many other countries. Our customers’ recognition and association of our brands and trademarks with quality is an important element of our operating strategy.

The duration of our trademark registrations is generally between 10 and 20 years, depending on the country in which the marks are registered, and can be renewed. The scope and duration of our intellectual property protection varies throughout the world by jurisdiction and by individual product.

Seasonality

We operate in many regions around the world and, as a result, are affected by seasonal factors and trends such as weather changes, holidays and cultural traditions and vacation patterns throughout the world. For instance, in North America and Europe we typically experience a decrease in activity during the third quarter due to the summer vacation season, while we experience a decrease in activity in many of our Asia Pacific markets during the first quarter due to cultural events such as the Lunar New Year. As a result, there is some seasonality to our revenues and expenses reflected in our reported quarterly results. Generally, reductions in one region of the world due to seasonality are offset by increases in another, minimizing the impact on our reported consolidated revenues. Changes in the relative size of our revenues in one region of the world compared to another could cause seasonality to more significantly affect our reported quarterly results.

Inventories

In order to provide a high level of product availability to our independent Managers, Distributors, and customers, we maintain considerable inventory of raw materials in the United States and of finished goods in most countries in which we sell our products. Due to different regulatory requirements across the countries in which we sell our products, our finished goods inventories have product labels and sometimes product formulations specific for each country. Our inventories are subject to obsolescence due to finite shelf lives.

Dependence upon Distributors

A significant amount of our revenue in some of our markets is dependent on only a few independent distributors and their extensive sales networks. The loss of one or more of these independent distributors who, together with their extensive sales network generate a significant amount of our revenue, could have a material adverse effect on the results of operations and financial condition on one or more of our business segments.

Backlog

We typically ship orders for our products within 24 hours after receipt of payment. As a result, we have not historically experienced significant backlogs due to our high level of product availability as discussed above.

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and sell brands that are, through advertising and promotions, better known to consumers. We compete in the nutritional and personal care industry against companies that sell through retail stores, as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, vitamin outlets, discount stores, and mass market retailers, among others. We compete for product sales and independent distributors with many other direct selling companies, including Amway, Herbalife, Nu Skin, Shaklee and USANA, among others. We believe that the principal components of competition in the direct selling of nutritional and personal care products are distributor expertise and service, product quality and differentiation, price and brand recognition. In addition, we rely on our independent Managers and Distributors to compete effectively in the direct selling markets, and our ability to attract and retain independent Managers and Distributors depends on various factors, including the training, quality product offerings and financial incentives for the independent Managers and Distributors.

Research and Development

We conduct research at our research center, known as the Hughes Center for Research and Innovation, a state of the art research and development facility located at our corporate offices in Lehi, Utah. Our principal emphasis in our research and development activities is clinical research in the support of the development of new products and the enhancement of existing products.

Compliance with Environmental Laws and Regulations

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon our results of operations or competitive position in 2018.

Regulation

General

In both the United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations and guidance, court decisions and similar constraints (collectively “Regulations”). Such Regulations exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including Regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product and earnings claims and advertising, including direct claims and advertising by us, as well as claims and advertising by independent distributors, for which we may be held responsible; (3) our direct selling program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; (5) taxation of our independent distributors (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records); and (6) currency exchange and repatriation.

Products

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies in the United States and in other countries. In the United States, the Food and Drug Administration (“FDA”) regulates our products under the Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder (“FDCA”). The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, including amendments by the Nutrition Labeling and Education Act of 1990 (“NLEA”) and the Dietary Supplement Health and Education Act of 1994, as amended, and the regulations promulgated thereunder (“DSHEA”).

FDA regulations relating specifically to foods and dietary supplements for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic labeling requirements for both foods and dietary supplements. In May 2016, the FDA announced new labeling requirements to reflect recently available scientific information. The new label requirements are intended to make it easier for consumers to make informed choices. Manufacturers with $10 million or more in annual food sales have until January 1, 2020, to comply with the new labeling requirements. Additionally, FDA regulations require us to meet relevant good manufacturing practice regulations relating to, among other things, the preparation, packaging and storage of our food and dietary supplements.

FDA rules impose requirements on the manufacture, packaging, labeling, holding, and distribution of dietary supplement products. For example, it requires that companies establish written procedures governing areas such as: (1) personnel, (2) plant and equipment cleanliness, (3) production controls, (4) laboratory operations, (5) packaging and labeling, (6) distribution, (7) product returns, and (8) complaint handling. The FDA also requires identity testing of all incoming dietary ingredients unless a company successfully petitions for an exemption from this testing requirement in accordance with the regulations. The current good manufacturing practices are designed to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. Ingredient identification requirements, which require us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, are particularly burdensome and difficult for us with respect to our product formulations, which contain many different ingredients.

In some countries we are, or regulators may assert that we are, responsible for the conduct of our independent distributors, and regulations applicable to the activities of our independent Managers and Distributors also affect our business. In these countries, regulators may request or require that we take steps to ensure that our independent distributors comply with regulations. The types of regulated conduct include: (1) representations concerning our products; (2) earnings representations made by us and/or our independent distributors; (3) public media advertisements, which in foreign markets may require prior approval by regulators; (4) sales of products in markets in which the products have not been approved, licensed, registered or certified for sale; and (5) classification by government agencies of our independent distributors as our employees.

In some markets, it is possible that improper product claims by our independent Managers and Distributors could result in our products being reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, we might be required to make labeling changes.

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

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license, registration or certification from the country’s ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license, registration or certificate is required, we work extensively with local authorities to obtain the requisite approvals. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

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

Other Regulations

We are also subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, we are substantially restricted in the amount and types of rules and termination criteria that we can impose on our independent distributors without having to pay social security assessments on behalf of the independent distributors and without incurring severance obligations to terminated independent distributors. In some countries, we may be subject to these obligations in any event.

Our failure to comply with these regulations could have a material adverse effect on our results of operations and financial condition in a particular market or in general. Assertions that we failed to comply with regulations or the effect of adverse regulations in one market could adversely affect us in other markets as well, by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.

Compliance

In order to comply with regulations that apply to both us and our independent distributors, we conduct research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses, registrations and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses, registrations and approvals and bringing our operations into compliance with the applicable limitations. We also research laws applicable to independent distributor operations and revise or alter our distributor manuals and other training materials and programs to provide independent distributors with guidelines for operating a business, selling and distributing our products and similar matters, as required by applicable regulations in each market. We are unable to monitor our independent distributors effectively to ensure that they refrain from distributing our products in countries where we have not commenced operations.

In addition, regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when we believe that we and our independent distributors are initially in compliance with all applicable regulations, new regulations regularly are being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products or our direct selling program, so that extensive adverse publicity about our products or our direct selling program may result in increased regulatory scrutiny.

It is an ongoing part of our business to anticipate and respond to new and changing regulations and to make corresponding changes in our operations to the extent practicable. Although we devote considerable resources to maintaining our compliance with regulatory constraints in each of our markets, we cannot be sure that (1) we would be found to be in full compliance with applicable regulations in all of our markets at any given time or (2) the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance. These assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well, by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could have a material adverse effect on our results of operations and financial condition in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, these changes could result in us experiencing a material reduction in revenue in the market or determining to exit the market altogether. In this event, we would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets. However, we cannot be sure that this transition would not have a material adverse effect on our business, results of operations, and financial condition either in the short or long-term.

To further mitigate any compliance risk, a Compliance Committee of the Board of Directors (the "Compliance Committee") was created in 2014. The purpose of the Compliance Committee is to oversee our efforts with respect to operational compliance. “Operational Compliance” is defined by the Compliance Committee's charter to include: distributor compliance and direct selling best practices; employee compliance, including code of conduct and other mandated trainings; product and product distribution regulatory compliance, including adherence to FTC, FDA and other similar regulatory bodies’ mandates; compliance with data protection regulations; and non-financial, whistleblower reports. For avoidance of doubt, "Operational Compliance" does not include adherence to the U.S. Foreign Corrupt Practices Act (the "FCPA"), which is the responsibility of the Audit Committee.

Employees

We employed 905 individuals as of December 31, 2018. We believe that our relations with our employees are satisfactory.

Available Information

Our principal executive office is located at 2901 West Blue Grass Blvd., Suite 100, Lehi, Utah 84043. Our telephone number is (801) 341-7900 and our Internet website address is www.natr.com. We make available, free of charge on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as practicable after electronically filing these documents with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available, free of charge on our website, our Code of Conduct Policy and the charters of our Audit Committee, Governance Committee, Compensation Committee and Compliance Committee.

Item 1A. Risk Factors

You should carefully consider the following risks in evaluating us and our business. The risks described below are the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this report, including the information set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, the market price of our common stock could decline.

Laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets.

Direct selling companies are subject to laws and regulations by various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive practices and to ensure that sales are made to consumers of the products, and that compensation is based primarily upon bone fide sale of products to consumers and not primarily upon the recruitment of other persons as participants in the compensation program. Regulations in some countries in which we operate, including South Korea and China, limit the amount of compensation we can pay to our independent distributors. Failure to comply with these laws and regulations could result in significant penalties, which could have a material adverse effect on our results of operations and financial condition. Violations could result from misconduct by an independent distributor, ambiguity in statutes, changes or new laws and regulations affecting our business and court-related decisions.

The FTC in the United States, and similar government agencies in foreign jurisdictions, periodically investigate and bring enforcement actions against direct selling companies based on alleged pyramid selling activity and/or false and misleading claims made by the direct selling company or its independent distributors. Direct selling companies that have been the subject of an FTC enforcement action have generally been required to make significant changes to their business model and pay significant monetary fines. Being the target of an investigation or enforcement action by the FTC in the United States, or a similar government agency in a foreign jurisdiction, could have a material adverse effect on our results of operations and financial condition.

Our products, business practices and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of our major product groups are subject to regulation by numerous domestic and foreign governmental agencies and authorities. In the U.S., these governmental agencies and authorities include the FDA, the FTC, the CPSC, the EPA, the USDA and state regulatory agencies. Generally, each international market in which we operate has regulatory agencies similar to the regulatory agencies in the U.S. In addition, each State in the United States has an attorney general who is responsible for enforcing the laws of that State. Some states’ Attorneys General have, from time to time, demonstrated a focus on the manufacture and sale of various dietary supplements. As a result of such focus, a states’ Attorneys General could seek to take actions against us or other industry participants or amend applicable regulations in their State, which could have a material adverse effect on our results of operations and financial condition by causing us to incur additional costs to comply or cease selling one or more of our products. As the primary manufacturer of our own products, we are subject to FDA regulations on Good Manufacturing Practices ("GMP"), which require us to maintain good manufacturing processes, including ingredient identification, manufacturing controls and record keeping.

Ingredient identification requirements, which require us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, are particularly burdensome and difficult for us with respect to our product formulations, which contain many different ingredients. Compliance with these regulations has increased and may further increase the cost of manufacturing our products. Our results of operations and financial condition could be materially adversely affected if a regulatory authority makes a determination that we are not in compliance with ingredient identification requirements. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products. Failure to comply with ingredient identification requirements could also lead to private class action lawsuits which would be costly, disruptive and could have a material adverse effect on our results of operations and financial condition.

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations. Such changes could, among other things, require reformulation of certain products to meet new standards, cause us to recall or discontinue certain of our products, impose additional record-keeping requirements, expand documentation of the properties of certain products and expand or alter labeling and/or scientific substantiation requirements. Any or all such requirements could increase our costs of operating the business and have a material adverse effect on our results of operations and financial condition.

The FTC and states' attorney general have in the past instituted enforcement actions against dietary supplement and food companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. The FTC and states' attorney general from time to time have initiated investigations and enforcement actions against direct selling companies the FTC or states' attorney general alleged operated a pyramid scheme. Although the FTC and states' attorney general exercise a substantial degree of subjectivity in determining whether a company is operating a pyramid scheme, the FTC and states' attorney general consider whether the compensation received by our independent distributors is based primarily on recruitment of other persons as participants in the compensation program and not on bona fide sales of products to consumers. The FTC and states' attorney general have also initiated investigations and enforcement actions as a result of misleading representations relating to the earnings potential of independent distributors within a company’s compensation plan. Additionally, in recent years, private watchdog groups have increased their attention on companies in the dietary supplement and direct selling industries with allegations of false or misleading product and earnings claims. Such private watchdog groups actively monitor dietary supplement and direct selling companies and their independent distributors with the goal of encouraging the FTC and/or states' attorney general to take enforcement action against practices they believe are misleading or illegal. We cannot be sure that the FTC or states' attorney general, or comparable foreign agencies, will not question our advertising claims, or advertising claims made by our independent distributors, in the future. Additionally, plaintiffs’ lawyers have filed class action lawsuits against some of our competitors, which are often expensive to defend against. An enforcement action brought by a government agency, like the FTC in the United States, or a class action lawsuit, could adversely affect our reputation and potentially result in significant penalties and costs, either of which could have a material adverse effect on our results of operations and financial condition.

Our direct selling system could be challenged in one or more countries in which we do business.

Legal and regulatory requirements concerning the direct selling industry generally do not include "bright line" rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts often have discretion in their application of these laws and regulations. The enforcement or interpretation of these laws and regulations by government agencies or courts can change from time to time. We periodically become aware of investigations and enforcement actions against other companies in the direct selling industry. An adverse ruling in an investigation or enforcement action involving a direct selling company could have a material adverse effect on our results of operations and financial condition if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in significant burdens or restrictions on direct selling companies.

We could also be subject to challenges by private parties in civil actions, including class action cases brought by plaintiffs’ lawyers. From time to time, we become aware of civil class actions brought against our competitors in the United States, which have and may in the future result in adverse judgments and significant settlements. A civil class action lawsuit brought against us could have a material adverse effect on our results of operations and financial condition if it results in an adverse judgment or a significant settlement.

Government regulations in China are particularly demanding and the Chinese regulatory authorities exercise broad discretion in interpreting and apply regulations. As a result, the model we created specifically for China may not continue to be deemed compliant by national or local Chinese regulatory authorities if applicable regulations, or their interpretations, evolve in a manner that is adverse to us and our business model in China. In December 2018, the Chinese government took significant action against a Chinese direct selling company that it alleged was engaged in illegal activity, including false and misleading product and income related claims and other illegal pyramid activities. In January 2019, the Chinese government announced that it was initiating a period of heightened monitoring and enforcement of the dietary supplement and direct selling industries. During such period, additional dietary supplement and direct selling companies have been the subject of investigation and enforcement actions by the Chinese government. There can be no guarantee that the Chinese government’s on-going period of heightened monitoring and enforcement will not have a material adverse impact on our result of operations and financial condition or that current or future interpretation and application of the existing and new regulations will not adversely impact our business in China, result in regulatory investigations or lead to fines or penalties, any of which could have a material adverse effect on our results of operations and financial condition.

We are subject to anti-bribery laws, including the U.S. Foreign Corrupt Practices Act ("FCPA").

We are subject to anti-bribery laws, including the FCPA, which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies and their intermediaries to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity by the Department of Justice ("DOJ") and the SEC relating to business operations within certain countries in which we operate, including China. For example, in recent years, U.S. based direct selling companies with operations in China have been the subject of investigations and enforcement actions, or in some cases have initiated their own internal investigation, relating to alleged violations of the FCPA.

Our policies mandate compliance with anti-bribery laws by our employees and agents, including the requirements to maintain accurate information and internal controls. However, we may be liable for actions of our employees and agents, even if such actions are inconsistent with our policies. Being subject to an investigation by the DOJ or the SEC for an alleged violation of the FCPA could cause us to incur significant expenses and distractions that could adversely affect our business. Violations of the FCPA, or a similar anti-bribery law, may result in criminal or civil sanctions, including contract cancellations or debarment, and loss of reputation, which could have a material adverse effect on our results of operations and financial condition.

We may be unable to attract and retain independent distributors.

As a direct selling company, our revenue depends primarily on the number and productivity of our independent distributors. We, like most direct selling companies, experience high levels of turnover among our independent distributors from year to year, who may terminate their service at any time. Generally, we need to increase the productivity of our independent distributors and/or retain existing independent distributors and attract additional independent distributors to maintain and/or increase future sales.

Many factors may affect our ability to attract and retain independent distributors, including:

•	publicity regarding us, our products, our distribution channels or our competitors;

•	on-going motivation of our independent distributors;

•	the public’s perceptions about the value and efficacy of our products;

•	the public’s perceptions and acceptance of direct selling;

•	general and economic business conditions;

•	government regulations;

•	our compensation arrangements, including any changes thereto, training and support for our independent distributors; and

•	competition in attracting and retaining independent distributors.

Our results of operations and financial condition could be materially adversely affected if our independent distributors are unable to maintain their current levels of productivity and/or if we are unable to retain existing independent distributors and attract additional independent distributors in sufficient numbers to sustain future growth or to maintain present sales levels.

The loss of key independent distributors who have a significant sales networks could have a material adverse effect on our results of operations and financial condition.

A significant amount of our net sales, in some of our markets, is dependent on a few independent distributors and their extensive sales networks. The loss or inactivity of one of these independent distributors who, together with their extensive sales network, generate a significant amount of our net sales could have a material adverse effect on our results of operations and financial condition.

Our expansion in China is subject to risks associated with operating a joint venture.

On August 25, 2014, we completed a transaction with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), which created a joint venture owned 80 percent by us and 20 percent by a wholly-owned subsidiary of Fosun Pharma. Effective operation of the joint venture depends on good relations between us and Fosun Pharma, active synergies between the two companies and positive legal and regulatory recognition of the joint venture.  Any disruption in relations, inability to work efficiently or disadvantageous treatment of the joint venture by the Chinese or other authorities could have a material adverse effect on our results of operations and financial condition.

Difficulties in registering our products for sale in Mainland China could have a material adverse effect on our results of operations and financial condition.

Our registration of our products for sale in China is extremely time intensive. The requirements for obtaining product registrations and/or licenses involve extended periods of time that may delay us from offering products for sale or prevent us from launching new product initiatives in China on the same timelines as other markets around the world. For example, products marketed in China as “health foods” or for which certain claims are used are subject to “blue cap” or “blue hat” registrations, which involve extensive laboratory and clinical analysis by governmental authorities.  This registration process can take anywhere from 18 months to 3 years, but may be substantially longer. We currently market both “health foods” and “general foods” in China.  There is risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in China and have a material adverse effect on our results of operations and financial condition.

Cybersecurity risks and the failure to maintain the integrity of data could expose us to data loss, litigation and liability, which could adversely affect our results of operations and financial condition.

We collect and retain large volumes of data from employees and independent distributors, including credit card numbers and other personally identifiable information, for business purposes, including transactional and promotional purposes. Our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry.

Similarly, a failure to adhere to the payment card industry’s data security standards could cause us to incur penalties from payment card associations, termination of our ability to accept credit or debit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business and financial condition.

Maintaining compliance with these evolving regulations and requirements could be difficult and may increase costs. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, distributor or guest data which could adversely affect our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits, which could have a material adverse effect on our results of operations and financial condition. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases it could take time to discover them. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force, disruption of our operations and damage to our reputation. These risks are heightened as we work with third-party partners and as our sales force uses social media, as the partners and social media platforms could be vulnerable to the same types of breaches.

The storage, processing, and use of data, some of which contain personal information, are subject to complex and evolving privacy and data protection laws and regulations that could adversely affect our business and financial condition.

Some data we store, process, and use, contains personal information, which subjects us to a variety of privacy, rights of publicity, data protection, content, protection of minors, and consumer protection laws and regulations in the United States and other countries. These laws and regulations are evolving in both the United States and in other countries. Such laws and regulations may impose significant fines or penalties and can be particularly restrictive. The application and interpretation of these laws and regulations are often uncertain and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in growth, retention or engagement, any of which could have a material adverse effect on our results of operations and financial condition.

While several proposals and discussions are before the United States federal government, a number of states have enacted laws or are considering the enactment of laws governing the release of credit card or other personal information received from consumers. For example, in June 2018, California enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. There is debate around the CCPA and amendments are possible before its effective date. Additionally, the EU General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018, establishes requirements applicable to the processing of personal data, affords new data protection rights to individuals, and imposes penalties for serious data breaches, including fines of up to 4% of our annual revenue. Individuals also have a right to compensation under GDPR for financial or non-financial losses. GDPR has imposed additional responsibility and liability in relation to our processing of personal data in the EU. GDPR has also required us to change our various policies and procedures in the EU and, if we are not compliant, could have a material adverse effect on our results of operations and financial condition. Another example is China’s new cybersecurity law. Foreign governments also may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

We cannot assure you that the privacy policies and other statements regarding our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. Whether and how existing domestic and international privacy and consumer protection laws apply is still uncertain and may take years to resolve. If privacy laws and regulations are drafted or interpreted broadly, they could be deemed to apply to the technology we use and could restrict our information collection methods or decrease the utility of information we would be permitted to store, process or use. The costs of compliance with these and other laws or regulatory actions may prevent us from selling our products, or increase the costs of doing so, and may affect our ability to invest in or develop products. In addition, a determination by a court or government agency that any of our practices, or those of our distributors, do not meet these standards could result in liability or adverse publicity, which could have a material adverse effect on our results of operations and financial condition.

System failures could adversely affect our results of operations and financial condition.

Like many companies, our business is highly dependent upon our information technology infrastructure (websites, accounting and manufacturing applications, and product and customer information databases) to manage effectively and efficiently our operations, including order entry, customer billing, accurate tracking of purchases and volume incentives and managing accounting, finance and manufacturing operations. The occurrence of a natural disaster, security breach or other unanticipated problem could result in interruptions in our day-to-day operations that could adversely affect our business. A long-term failure or impairment of any of our information systems could have a material adverse effect on our results of operations and financial condition. For example, in April 2017, we began our initial deployment of an Oracle ERP software. The implementation of the Oracle ERP system negatively impacted our net sales and profitability during the year ended December 31, 2017, primarily by causing wait times for calls into our call center to be longer than usual and by causing difficulties within our on-line product ordering system.

Currency exchange rate fluctuations could adversely affect our results of operation and financial condition.

In 2018, we recognized approximately 63.4 percent of our net sales in markets outside the United States, the majority of which were recognized in each market’s respective local currency. We purchase inventory from foreign markets and the United States, primarily in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because a majority of our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have in the past been, and are likely to continue to be, significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

We could incur obligations resulting from the activities of our independent distributors.

We sell our products worldwide to a sales force of independent distributors who use the products themselves or resell them to customers. Independent distributors are not employees and operate their own business separate and apart from us. We may not be able to control aspects of their activities that may impact our business. If local laws and regulations, or the interpretation of locals laws and regulations, change and require us to treat our independent distributors as employees, or if our independent distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment related taxes and penalties, which could have a material adverse effect on our results of operations and financial condition. Our independent distributors also operate in jurisdictions where local legislation and governmental agencies require us to collect and remit taxes such as sales tax or value-added taxes. In addition, there is the possibility that some jurisdictions could seek to hold us responsible for false product or earnings potential related claims due to the actions of an independent distributor. If we were found to be responsible for any of these issues related to our independent distributors, it could have a material adverse effect on our results of operations and financial condition.

If our independent distributors fail to comply with advertising laws, it could adversely affect our results of operations and financial condition.

The advertisement of our products is subject to extensive regulations in most of the markets in which we do business, including the United States. Our independent distributors may fail to comply with such regulations governing the advertising of our products or business opportunity. In the U.S., our products are sold principally as dietary supplements and cosmetics and are subject to rigorous FDA regulations limiting the types of therapeutic claims that can be made relating to the products. The treatment or cure of disease, for example, is not a permitted claim for our products. In the U.S., the FTC and states' attorney generals are primarily responsible for providing consumer protection by, among other things, investigating and initiating enforcement actions against business practices it deems deceptive or fraudulent. The FTC and states' attorney general have in recent years investigated and initiated enforcement actions against direct selling companies for misleading representations relating to the earnings potential of an independent distributor within a company's compensation plan. In recent years, private watchdog groups have increased their scrutiny of companies in the dietary supplement and direct selling industries with allegations of false or misleading product and earnings claims. Such private watchdog groups actively monitor companies and their independent distributors with the goal of encouraging the FTC or one or more states' attorney general to take enforcement action against practices they believe are misleading or illegal. We cannot ensure that all marketing materials used by our independent distributors comply with applicable regulations, including bans on false and misleading product and earnings potential related claims. If our independent distributors fail to comply with these restrictions, then we could both be subjected to claims of false advertising, misrepresentation, significant financial penalties, costly mandatory product recalls and relabeling requirements, any of which could have a material adverse effect on our results of operations and financial condition.

We may be adversely affected by changes to our independent distributor compensation plans.

We modify components of our compensation plans from time to time to keep them competitive and attractive to existing and potential independent distributors, to address changing market dynamics, to provide incentives to our independent distributors that we believe will help grow our business, to conform to local regulations and to address other business related considerations. It is difficult to predict how such changes will be viewed by our independent distributors and whether such changes will achieve their desired results. Such changes could result in unintended or unforeseen negative economic and non-economic consequences to our business, such as higher than anticipated costs or difficulty in attracting and retaining independent distributors, either of which could have a material adverse effect on our results of operations and financial condition.

Geopolitical issues, conflicts and other global events could adversely affect our results of operations and financial condition.

Because a substantial portion of our business is conducted outside of the United States, our business is subject to global political issues and conflicts. Such political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate in areas in which we do business. In addition, changes in and adverse actions by governments in foreign markets in which we do business could have a material adverse effect on our results of operations and financial condition.

Difficult economic conditions could adversely affect our results of operations and financial condition.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. Economic slowdowns in the markets in which we do business may adversely affect consumer spending habits and demand for our products, which may result in lower net sales in future periods. A prolonged global or regional economic downturn could have a material adverse effect on our results of operations and financial condition.

Our manufacturing activity is subject to certain risks.

We manufacture a significant portion of the products sold at our manufacturing facility located in Spanish Fork, Utah. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Spanish Fork and our distribution facilities throughout the country. Our manufacturing facilities and distribution facilities are subject to the risk of catastrophic loss due to, among other things, earthquake, fire, flood, terrorism or other natural or man-made disasters, as well as occurrence of significant equipment failures. If any of these facilities were to experience a catastrophic loss, it would be expected to disrupt our operations and could have a material adverse effect on our results of operations and financial condition.

As the primary manufacturer of our own products, we are subject to FDA regulations on GMPs, which require us to maintain good manufacturing processes, including ingredient identification, manufacturing controls and record keeping. Compliance with these regulations has increased and may further increase our cost of manufacturing products. Our results of operations and financial condition could be materially adversely affected if regulatory authorities make determinations that we are not in compliance with FDA regulations on GMPs. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products, which could have a material adverse effect on our results of operations and financial condition.

 In addition, we contract with third-party manufacturers to produce some of our vitamins, mineral and other nutritional supplements, personal care products and certain other miscellaneous products in accordance with our specifications and standards. These contract manufacturers are subject to the same risks as our manufacturing facility as noted above. In addition, while we have implemented stringent quality control procedures to verify that our contract manufacturers comply with our specifications and standards, we do not have full control over their manufacturing activities. Significant delays and defects in our products resulting from the activities of our contract manufacturers may have a material adverse effect on our results of operations and financial condition.

Taxation and transfer pricing could adversely affect our results of operations and financial condition.

We are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between our U.S. parent company and our foreign subsidiaries. These pricing laws are designed to ensure that appropriate levels of income and expense are reported by our U.S. and foreign entities, and that they are taxed appropriately. Regulators in the United States and in foreign markets closely monitor our corporate structures, intercompany transactions, and how we effectuate intercompany fund transfers. Our effective tax rate could increase and our results of operations and financial condition could be materially adversely affected if regulators challenge our corporate structures, transfer pricing methodologies or intercompany transfers. We are eligible to receive foreign tax credits in the United States for certain foreign taxes actually paid abroad. In the event any audits or assessments are concluded adversely to us, we may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we may not be able to take advantage of any foreign tax credits in the future. In addition, changes in the amount of our total and foreign source taxable income may also limit our ability to take advantage of foreign tax credits in the future. The various customs, exchange control and transfer pricing laws are continually changing, and are subject to the interpretation of governmental agencies.

We collect and remit value-added taxes and sales taxes in jurisdictions and states in which we have determined that nexus exists.  Other states may claim, from time to time, that we have state-related activities constituting a sufficient nexus to require us to collect and remit value-added taxes and sales taxes in their state, which would increase our tax liability.

Despite our efforts to be aware of and to comply with such laws and changes to the interpretations thereof, we may not be able to continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to these interpretational changes, and such changes could have a material adverse effect on our results of operations and financial condition.

Comprehensive tax reform in the United States could adversely affect our business and financial condition.

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

Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Reform Act is uncertain. Accordingly, our results of operations and financial condition could be adversely affected. This annual report does not discuss the Tax Reform Act in depth or the manner in which it might affect holders of our common stock. We urge stockholders to consult with their legal and tax advisors with respect to the Tax Reform Act and the potential tax consequences of investing in our common stock.

Risks related to actions on trade by the U.S. and foreign governments could adversely affect our results of operations and financial condition.

In 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the institution or future institution of tariffs against foreign imports of certain materials. U.S. and foreign leaders have also indicated an intent to renegotiate, modify or terminate international trade agreements or policies with foreign countries. It remains unclear what U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies. A trade war or other governmental action related to tariffs, international trade agreements or policies has the potential to adversely impact our business and/or the U.S. and global economy or certain sectors thereof and, thus, could have a material adverse effect on our results of operations and financial condition. Some tariffs, changes to international trade agreements and policy changes have been announced and are subject to a number of uncertainties as they are implemented, including future adjustments and changes in the countries excluded from such tariffs. The ultimate reaction of other countries, including individuals in each of these countries, and the impact of these tariffs or other actions on the United States, China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time.

Product liability claims could adversely affect our business.

As a manufacturer and distributor of products that are ingested, we could face product liability claims if, among other things, our products are alleged to result in injury to a consumer. We carry product liability insurance coverage; however, such insurance may not be sufficient to cover one or more large claims or the insurer may successfully disclaim coverage as to a pending or future claim, which could have a material adverse effect on our results of operations and financial condition.
Our business is subject to intellectual property risks.

Most of our products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products generally make obtaining patent protection for our products impractical. We have other intellectual property that we consider valuable, including trademarks for the Nature's Sunshine Products and Synergy names and logos. Our efforts to protect our intellectual property may be unsuccessful and third parties may assert claims against us for infringement of intellectual property rights, which could result in us being required to obtain costly licenses for such rights, to pay royalties or to terminate our manufacturing of infringing products, all of which could have a material adverse effect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In 2018, we relocated our corporate offices and Synergy offices to a facility located in Lehi, Utah, that consists of approximately 61,000 square feet. This facility is leased from an unaffiliated third party through a lease agreement which expires in 2029.

Our principal warehousing and manufacturing facilities are housed in a building consisting of approximately 270,000 square feet and located on approximately 10 acres in Spanish Fork, Utah. We own these facilities which provide product manufacturing support for our business.

We lease properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and/or distribution warehouses in many of the countries in which we conduct business. During 2018, 2017 and 2016, we incurred lease expense of approximately $8.5 million, $7.4 million, and $6.6 million, respectively.

We believe that our current facilities are adequate for our business operations.

Item 3. Legal Proceedings

We are party to various legal proceedings. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on our business, financial position, results of operations or cash flows. Litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations, or cash flows for the period in which the ruling occurs and/or future periods. We maintain product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to us, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock is traded on the NASDAQ Global Market (symbol “NATR”).

The approximate number of our shareholders, of record as of February 22, 2019, was 1,406. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None.

Dividends

The declaration of dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

On May 10, 2017, we announced that our Board of Directors elected to suspend the payment of quarterly dividends. Our Board of Directors will periodically evaluate our dividend policy in the future.

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2013, along with the composite prices of companies listed on the NASDAQ Stock Market and a selection of our peer group. Standard & Poor’s Investment Services provided this information. The comparisons in the graph are required by regulations of the SEC, and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies that comprise this peer group include Herbalife International, Ltd., NuSkin Enterprises, Inc. and USANA Health Sciences, Inc. We consider these companies to be representative of our peer group as they have similar product lines and distribution techniques.

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

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Nature’s Sunshine Products, Inc.	$100.00	$96.77	$68.23	$104.67	$81.40	$57.44
NASDAQ Index	100.00	114.75	122.74	133.62	173.22	168.30
Peer Group	100.00	45.95	55.36	55.89	77.68	112.98

 Item 6. Selected Financial Data

The selected financial data presented below is summarized from our results of consolidated operations for each of the years in the five-year period ended December 31, 2018, as well as selected consolidated balance sheet data as of December 31, 2018, 2017, 2016, 2015, and 2014.

(Dollar and Share Amounts in Thousands, Except for Per Share Information and Other Information)

Consolidated Statement of Operations Data

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net sales	$364,810	$342,029	$341,159	$324,705	$366,367
Cost of sales	(95,691)	(91,037)	(90,937)	(85,345)	(91,584)
Gross profit	269,119	250,992	250,222	239,360	274,783

Operating expenses:
Volume incentives	125,337	119,970	119,910	117,786	135,808
Selling, general and administrative	138,431	129,635	120,273	107,702	119,927
Operating income	5,351	1,387	10,039	13,872	19,048
Other income (expense), net	(2,151)	1,835	(773)	(592)	(34)
Income before income taxes	3,200	3,222	9,266	13,280	19,014
Provision (benefit) for income taxes	4,402	17,039	8,591	1,740	(743)
Net income (loss) from continuing operations	(1,202)	(13,817)	675	11,540	19,757
Income (loss) from discontinued operations	—	—	—	2,116	(9,957)
Net income (loss)	(1,202)	(13,817)	675	13,656	9,800
Loss attributable to noncontrolling interests	(348)	(875)	(1,464)	(1,031)	(219)
Net income (loss) attributable to common shareholders	$(854)	$(12,942)	$2,139	$14,687	$10,019

Consolidated Balance Sheet Data

	December 31,
	2018	2017	2016	2015	2014
Cash and cash equivalents	$50,638	$42,910	$32,284	$41,420	$58,699
Working capital	40,138	48,852	31,466	48,382	63,340
Inventories	42,048	44,047	47,597	38,495	40,438
Property, plant and equipment, net	64,061	69,106	73,272	68,728	51,343
Total assets	193,016	195,195	205,570	200,520	196,799
Long-term liabilities	5,761	21,806	10,137	11,119	9,933
Total shareholders’ equity	120,568	119,732	132,398	136,265	128,957

Summary Cash Flow Information

	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating activities	$21,833	$10,524	$3,417	$10,162	$14,182
Investing activities	211	(3,204)	(11,532)	(18,592)	(26,674)
Financing activities	(12,192)	1,573	(286)	(7,578)	(5,076)

Common Share Summary

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cash dividends per share (1)	$—	$0.10	$0.40	$0.40	$1.90
Basic and diluted earnings per share
Basic weighted average number of shares	19,123	18,882	18,731	18,656	17,108
Diluted weighted average number of shares	19,123	18,882	19,056	19,177	17,641
Basic earnings (loss) per share attributable to common shareholders:
Net income (loss) from continuing operations	$(0.04)	$(0.69)	$0.11	$0.67	$1.15
Income (loss) from discontinued operations	$—	$—	$—	$0.11	$(0.57)
Net income (loss) attributable to common shareholders	$(0.04)	$(0.69)	$0.11	$0.79	$0.58
Diluted earnings (loss) per share attributable to common shareholders:
Net income (loss) from continuing operations	$(0.04)	$(0.69)	$0.11	$0.66	$1.12
Income (loss) from discontinued operations	$—	$—	$0.11	$0.11	$(0.56)
Net income (loss) attributable to common shareholders	$(0.04)	$(0.69)	$0.11	$0.77	$0.56
________________________________________________________________________
(1) — 2014 includes a special cash dividend of $1.50 per share paid on September 19, 2014.

Other Information

	December 31,
	2018	2017	2016	2015	2014
Square footage of property in use	725,616	690,716	689,945	703,696	754,548
Number of employees	905	911	972	901	964

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

OVERVIEW

Our Business, Industry and Target Market

We are a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. We have four business segments that are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations, as well as the internal organization of its officers and their responsibilities and business operations. Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and NSP China), and one business segment operates under the Synergy® WorldWide brand.

In the fourth quarter of 2017, we moved the reporting of our wholesale business, in which we sell our products to a locally managed entity independent of our Company that has distribution rights for the market, from the NSP China segment to the NSP Russia, Central and Eastern Europe segment. The net sales and contribution margin for the year ended December 31, 2016 was recast to reflect that change.

Our independent distributors market and sell our products to customers and sponsor other independent distributors who also market our products to customers. Our sales are highly dependent upon the number and productivity of our independent distributors. Growth in sales volume generally requires an increase in the productivity of our independent distributors and/or growth in the total number of independent distributors. We seek to motivate and provide incentives to our independent distributors by offering high quality products and providing independent distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

In 2018, we experienced an increase in our consolidated net sales of 6.7 percent (an increase of 5.5 percent in local currencies) compared to 2017. NSP Russia, Central and Eastern Europe net sales increased approximately 19.9 percent compared to 2017. Synergy WorldWide net sales increased approximately 13.9 percent compared to 2017 (or 11.1 percent in local currencies). NSP Americas net sales decreased approximately 6.0 percent compared to 2017 (or 5.8 percent in local currencies). NSP China net sales increased approximately 45.5 percent compared to 2017.

In absolute terms, selling, general and administrative expenses increased $8.8 million during 2018, and as a percentage of net sales were 37.9 percent and 37.9 percent for 2018 and 2017, respectively.

We distribute our products to consumers through an independent sales force comprised of independent Managers and Distributors, many of whom also consume our products. Typically a person who joins our independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 12,600 and 13,000 and active independent Distributors and customers were approximately 224,900 and 230,900 at December 31, 2018 and 2017, respectively.

As an international business, we have significant sales and costs denominated in currencies other than the U.S. Dollar. Sales in international markets denominated in foreign currencies are expected to continue to represent a substantial portion of our sales. Likewise, we expect foreign markets with functional currencies other than the U.S. Dollar will continue to represent a substantial portion of our overall sales and related operating expenses. Accordingly, changes in foreign currency exchange rates could materially affect sales and costs or the comparability of sales and costs from period to period as a result of translating foreign markets financial statements into our reporting currency.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations. We have discussed the development, selection and disclosure of these estimates with the Board of Directors and our Audit Committee.

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Revenue Recognition

Our revenue recognition practices are discussed in Note 2, "Revenue Recognition," to our Consolidated Financial Statements in Item 8, Part 2 of this report.

Accounts Receivable Allowances

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and our evaluation of the financial condition of the customer. This reserve is adjusted periodically as information about specific accounts becomes available.

Inventories

Inventories are adjusted to lower of cost and net realizable value, using the first-in, first-out method. The components of inventory cost include raw materials, labor and overhead. To estimate any necessary adjustments, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning and market conditions. If future demand and market conditions are less favorable than our assumptions, additional inventory adjustments could be required.

Self-Insurance Liabilities

We self-insure for certain employee medical benefits. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in actual liabilities being more or less than the amounts currently recorded. We have secured commercial insurance for product liability related claims.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We may use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets.

Incentive Trip Accrual

We accrue expenses associated with our direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as the trips are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities in amounts greater or less than the amounts recorded. We accrued incentive trip costs of approximately $6.5 million and $5.0 million at December 31, 2018 and 2017, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated, we recognize a liability within a best estimate range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the liability related to the contingency and revise the estimate. Revisions in estimates of the liabilities could materially affect our results of operations in the period of adjustment. Contingencies are discussed in further detail in Note 14, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements, in Item 8, Part 2 of this report.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect our best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2018 and 2017, we had recorded valuation allowances of $20.3 million and $24.0 million, respectively, as offsets to deferred tax assets.

At December 31, 2018, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $7.7 million. The net operating losses will expire at various dates from 2019 through 2028, with the exception of those in some foreign jurisdictions where there is no expiration. As of December 31, 2018, we had approximately $13.3 million of foreign tax and withholding credits. Of the $13.3 million credits, $12.9 million are foreign tax credits, most of which expire in 2024 and all of which are fully offset by valuation allowances.

The Tax Cuts and Jobs Act (Tax Reform Act) which was signed into law on December 22, 2017, has continued to impact income tax expense and deferred tax assets and liabilities throughout 2018. Future changes in tax laws and rates could likewise affect recorded deferred tax assets and liabilities in later periods. We are not aware of any such additional changes that would have a material effect on our results of operations, cash flows or financial position.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

Share-Based Compensation

We recognize all share-based payments to the Board of Directors and employees, including grants of stock options and restricted stock units, in the statement of operations based on their grant-date fair values. We record compensation expense over the vesting period of the stock options based on the fair value of the stock options on the date of grant.

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

Our gross profit consists of net sales less cost of sales, which represents our manufacturing costs, the price we pay to raw material suppliers and manufacturers of our products, and duties and tariffs, as well as shipping and handling costs related to product shipments and distribution to our independent Managers, Distributors and customers.

Volume incentives are a significant part of our direct sales marketing program, and represent commission payments made to our independent Managers and Distributors. These payments are designed to provide incentives for reaching higher sales levels through their own sales and the sales of independent distributors in their sales organization. Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in various operations.

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, Distributor marketing, occupancy costs, communication costs, bank fees, independent service fees paid to independent service providers in China, depreciation and amortization, and other miscellaneous operating expenses.

Most of our sales to independent Distributors outside the United States are made in the respective local currencies. In preparing our financial statements, sales are translated into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from suppliers are generally made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate transaction losses on intercompany transactions.

RESULTS OF OPERATIONS

The following table summarizes our consolidated net income (loss) from continuing operations results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	(26.2)	(26.6)	(26.7)
Gross profit	73.8	73.4	73.3

Operating expenses:
Volume incentives	34.4	35.1	35.1
Selling, general and administrative	37.9	37.9	35.3

Operating income	1.5	0.4	2.9

Other income (expense):
Interest and other income, net	—	—	0.2
Interest expense	(0.1)	(0.1)	—
Foreign exchange gains (losses), net	(0.5)	0.6	(0.4)
	(0.6)	0.5	(0.2)

Income before provision for income taxes	0.9	0.9	2.7
Provision for income taxes	1.2	5.0	2.5

Net income (loss) from continuing operations	(0.3)%	(4.1)%	0.2%

Net Sales

International operations have provided, and are expected to continue to provide, a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we present net sales excluding the impact of foreign exchange fluctuations. We compare the percentage change in net sales from one period to another period by excluding the effects of foreign currency exchange as shown below. Net sales excluding the impact of foreign exchange fluctuations is not a U.S. GAAP financial measure and removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting the impact of foreign currency fluctuations is useful to investors because it allows a more meaningful comparison of net sales of our foreign operations from period to period. However, net sales excluding the impact of foreign currency fluctuations should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Year Ended December 31, 2018, as Compared to the Year Ended December 31, 2017

Net Sales

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations, for the years ended December 31, 2018 and 2017 (dollar amounts in thousands).

	Net Sales by Operating Segment
	2018	2017	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$133,520	$140,405	(4.9)%	$19	(4.9)%
NSP Latin America	22,597	25,612	(11.8)%	(221)	(10.9)%
	156,117	166,017	(6.0)%	(202)	(5.8)%

NSP Russia, Central and Eastern Europe	38,585	32,190	19.9%	239	19.1%

Synergy WorldWide:
Synergy Asia Pacific	109,952	89,329	23.1%	2,558	20.2%
Synergy Europe	20,334	23,529	(13.6)%	902	(17.4)%
Synergy North America	10,742	10,975	(2.1)%	—	(2.1)%
	141,028	123,833	13.9%	3,460	11.1%

NSP China	29,080	19,989	45.5%	584	42.6%

	$364,810	$342,029	6.7%	$4,081	5.5%

Consolidated net sales for the year ended December 31, 2018, were $364.8 million compared to $342.0 million in 2017, or an increase of approximately 6.7 percent. The increase was primarily related to growth in NSP China, NSP Russia, Central and Eastern Europe, and continued growth in Synergy Korea. Growth in these markets was offset by declines in the NSP Americas market and Synergy Europe. Excluding the favorable impact of foreign currency exchange rate fluctuations, consolidated net sales for the year ended December 31, 2018 would have increased by 5.5 percent, from 2017.

NSP Americas

Net sales related to NSP Americas for the year ended December 31, 2018, were $156.1 million compared to $166.0 million for 2017, a decrease of 6.0 percent. The declines for the NSP Americas business are further discussed in United States and Latin America commentary below. In local currency, net sales decreased by 5.8 percent compared to 2017. Fluctuations in foreign exchange rates had a $0.2 million unfavorable impact on net sales for the year ended December 31, 2018. Active independent Managers within NSP Americas totaled approximately 5,300 and 5,600 at December 31, 2018 and 2017, respectively. Active independent Distributors and customers within NSP Americas totaled approximately 97,800 and 106,900 at December 31, 2018 and 2017, respectively. Our exit from Costa Rica and Nicaragua, as well as, a decrease in Distributor recruiting and retention in the U.S., contributed to the decline in the number of our independent Managers, Distributors and customers by 5.4 percent and 8.5 percent, respectively, compared to the prior year.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales decreased approximately $7.0 million, or 5.4 percent, for the year ended December 31, 2018, compared to 2017. The decline in the market is mainly due to a decrease in Distributor recruiting and retention. While management continues to work with leaders in the U.S. to improve recruiting results, the decline may continue into 2019.

In Latin America, net sales decreased approximately $3.0 million, or 11.8 percent, for the year ended December 31, 2018, compared to 2017. In local currency, net sales decreased 10.9 percent compared to 2017. Currency devaluation had a

$0.2 million unfavorable impact on net sales for the year ended December 31, 2018. The decline in net sales is primarily due to continued challenges from changing regulations for product registration that affect our ability to sell some of our products in Latin America, as well as an approximate $1.4 million impact of exiting Costa Rica and Nicaragua markets during the fourth quarter of 2017.

NSP Russia, Central and Eastern Europe

Net sales related to NSP Russia, Central and Eastern Europe markets were $38.6 million for the year ended December 31, 2018, compared to $32.2 million for 2017, an increase of 19.9 percent. The functional currency for these markets is the US Dollar which results in little to no effect from foreign currency fluctuations. Net sales increased primarily as a result of the relative stabilization of Russian ruble against the U.S. dollar and product promotions that have improved distributor engagement. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 3,500 and 3,200 as of December 31, 2018 and 2017, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 75,400 and 68,600 as of December 31, 2018 and 2017, respectively.

Synergy WorldWide

Synergy WorldWide reported net sales for the year ended December 31, 2018, of $141.0 million, compared to $123.8 million for 2017, an increase of 13.9 percent. Fluctuations in foreign exchange rates had a $3.5 million favorable impact on net sales for the year ended December 31, 2018. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have increased by 11.1 percent from 2017. The increase for the Synergy Worldwide business is further discussed below. Active independent Managers within Synergy WorldWide totaled approximately 3,800 and 4,200 at December 31, 2018 and 2017, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 51,700 and 55,400 at December 31, 2018 and 2017, respectively.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales increased approximately $20.2 million, or 38.8 percent, for the year ended December 31, 2018, compared to 2017. In local currency, net sales increased 34.9 percent compared to 2017. The increase in local currency net sales was the result of an increased distributor involvement and focus on core products for the market as well as an easing of geopolitical tension and an improvement in economic conditions that unfavorably impacted the prior year.

In Japan, net sales increased approximately $0.4 million, or 1.9 percent, for the year ended December 31, 2018, compared to 2017.  Fluctuations in foreign exchange rates had $0.4 million favorable impact on net sales for the year ended December 31, 2018. In local currency, net sales increased 0.3 percent for the year ended December 31, 2018, compared to 2017. We attribute the increase in net sales in Japan primarily to the introduction of new products and the implementation of programs intended to stimulate activity which had a positive impact on market sales volume in the year ended December 31, 2018.

In Europe, net sales decreased approximately $3.2 million, or 13.6 percent, for the year ended December 31, 2018, compared to 2017. Fluctuations in foreign exchange rates, had a $0.9 million favorable impact on net sales for the year ended December 31, 2018. In local currency, net sales decreased 17.4 percent for the year ended December 31, 2018, compared to 2017. The decrease in net sales is primarily due to market saturation in certain European countries and a reduction in sales activity in the market's Scandinavian countries.

In North America, net sales decreased approximately $0.2 million, or 2.1 percent, for the year ended December 31, 2018, compared to 2017. The decline in sales is primarily driven by lower Distributor recruiting. Growth initiatives have been developed and implemented to more effectively support recruiting and Distributor training and motivation. These initiatives have slowed the decline in sales compared to prior periods.

NSP China

NSP China had net sales for the year ended December 31, 2018, of $29.1 million, compared to $20.0 million for 2017, an increase of 45.5 percent. Fluctuations in foreign exchange rates had $0.6 million favorable impact on net sales for the year ended December 31, 2018. In local currency, net sales increased 42.6 percent for the year ended December 31, 2018, compared to 2017. Net sales were positively impacted by the receipt of our direct selling license in May 2017, which allows us to expand our business scope to include direct selling activities within China. NSP China continues to show growth primarily due to the addition of key independent service providers and initiatives designed to increase independent service providers’ engagement levels and gain market share.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and NSP China business segments is set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Sales

Cost of sales as a percent of net sales decreased to 26.2 percent in 2018, compared to 26.6 percent in 2017. The decrease in cost of sales percentage is driven by favorable changes in market mix.

Volume Incentives

Volume incentives as a percent of net sales decreased to 34.4 percent in 2018, compared to 35.1 percent in 2017. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $8.8 million to $138.4 million for the year ended December 31, 2018. Selling, general and administrative expenses were 37.9 percent of net sales for the years ended December 31, 2018 and 2017.

The net increase in selling, general and administrative expenses during 2018, compared to 2017, was primarily related to:

•	$2.4 million of transition costs related to the retirement of our Chief Executive Officer;

•	$4.3 million increase in independent service fees paid to independent service providers in China;

•	$5.2 million due to the increase of accrued employee benefits;

•	$1.2 million increase in depreciation related to Oracle; and

Offset by:

•	$4.0 million gains on the sale of two real estate properties.

Other Income (Expense), Net

Other income (expense), net changed to a loss of $2.2 million in the year ended December 31, 2018 from a gain of $1.8 million in year ended December 31, 2017. The change in other income (expense) was primarily due to changes in foreign exchange gains and losses.

Income Taxes

Our effective income tax rate was 137.6 percent for 2018, compared to 528.8 percent for 2017. The decrease in the effective rate from 2017 to 2018 is mostly attributable to a one-time increase to 2017 income taxes resulting from an adjustment to valuation allowances caused primarily by the impact of the Tax Cuts and Jobs Act (Tax Reform Act) enacted in December 2017. The effective rate for 2018 differed from the federal statutory rate of 21.0 percent primarily due to the following:

•
Adjustments relating to the U.S. tax impact of foreign operations increased the effective tax rate by 102.5 percent in 2018. Included were adjustments relating to the Global Intangible Low-taxed Income (GILTI), foreign withholding taxes, adjustments for foreign tax credits, and foreign rate differentials.

•	Reduction of liabilities for unrecognized tax benefits related to the lapse of applicable statute of limitations decreased the tax rate by 58.7 percent in 2018.

•
Cumulative unfavorable adjustments related to foreign operations increased the tax rate by 28.6 percent in 2018. These adjustments relate to foreign items that are treated differently for tax purposes than they are for financial reporting purposes.

•
Adjustments to valuation allowances decreased the effective rate by 13.9 percent in 2018. Included was the effect of decreasing the valuation allowance on net operating loss related deferred tax assets relating to foreign affiliates that are showing improved operating results, offset in part by the impact of current year foreign losses in other foreign affiliates that currently do not provide tax benefit.

Adjustments relating to the U.S. impact of foreign operations increased the effective tax rate by 102.5 and 1.0 percentage points in 2018 and 2017, respectively. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2018	2017
Dividends received from foreign subsidiaries	—%	65.7%
Foreign tax credits	(17.6)	(4.1)
Foreign tax rate differentials	37.3	(60.6)
Foreign withholding taxes	27.7	—
Transfer pricing adjustment	12.1	—
Impact of GILTI	43.0	—
Total	102.5%	1.0%

From 2017 to 2018, the changes in components of the U.S. tax impact of foreign operations were significant. The primary reason the dividends received from foreign subsidiaries and the foreign tax credits changed by such a large amount was due to changes in the treatment of foreign dividends and foreign tax credits caused by enactment of the Tax Reform Act in December 2017.

Changes to the effective rate due to impact of foreign tax credits, foreign tax rate differentials, foreign withholding taxes, transfer pricing and GILTI are expected to be recurring; however, depending on various factors, the changes may be favorable or unfavorable for a particular period. New international provisions of the Tax Reform Act may also impact our effective tax rate in future periods. Given the large number of jurisdictions in which we do business and the number of factors that can impact effective tax rates in any given year, this rate is likely to reflect significant fluctuations from year-to-year.

Year Ended December 31, 2017, as Compared to the Year Ended December 31, 2016

Net Sales

The following table summarizes the changes in our net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations, for the years ended December 31, 2017 and 2016 (dollar amounts in thousands).

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

Consolidated net sales for the year ended December 31, 2017, were $342.0 million compared to $341.2 million in 2016, or an increase of approximately 0.3 percent. The increase was primarily related to product sales in NSP China, growth in NSP Russia, Central and Eastern Europe, and continued growth in Synergy Japan. Growth in these markets was offset by declines in the NSP Americas market, and Synergy Europe and Asia markets. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, consolidated net sales for the year ended December 31, 2017 would have decreased by 0.2 percent, from 2016.

NSP Americas

Net sales related to NSP Americas for the year ended December 31, 2017, were $166.0 million compared to $175.9 million for 2016, a decrease of 5.6 percent. Net sales declined primarily due to interruptions in customer service associated with the implementation of the Oracle ERP system, which began in our NSP America's segment at the beginning of the second quarter of 2017, which caused disruption in our call center and online product ordering system. While we have addressed these issues, customer attrition rates increased. As a result, we believe the baseline in NSP Americas has been set at a lower level. In local currency, net sales decreased by 5.7 percent compared to 2016. Fluctuations in foreign exchange rates had a $0.2 million favorable impact on net sales for the year ended December 31, 2017. Active independent Managers within NSP Americas totaled approximately 5,600 and 6,400 at December 31, 2017 and 2016, respectively. Active independent Distributors and customers within NSP Americas totaled approximately 106,900 and 121,200 at December 31, 2017 and 2016, respectively. The issues associated with the implementation of the Oracle ERP system negatively impacted our ability to attract new Distributors and customers, and retain existing Distributors and customers, which was a significant cause for the decrease in the number of independent Managers, Distributors and customers. Independent Managers were down 12.5 percent, and active independent Distributors and customers were down 11.8 percent, compared to the prior year.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales decreased approximately $7.4 million, or 5.4 percent, for the year ended December 31, 2017, compared to 2016. The decrease was primarily due to the issues associated with the implementation of the Oracle ERP system in our NSP Americas segment at the beginning of the second quarter of 2017, which impacted net sales through the remainder of 2017.

In Latin America, net sales decreased approximately $2.3 million, or 8.1 percent, for the year ended December 31, 2017, compared to 2016. In local currency, net sales decreased 8.1 percent compared to 2016. Currency devaluation had a de minimus impact on net sales for the year ended December 31, 2017. The decrease in net sales was primarily due to the issues associated with the implementation of the Oracle ERP system in our NSP Americas segment at the beginning of the second quarter of 2017, which impacted net sales through the remainder of 2017. Net sales in Latin America continues to be negatively impacted by changing regulations for product registration that affect our ability to sell some of our products in certain countries in Latin America.

NSP Russia, Central and Eastern Europe

Net sales related to NSP Russia, Central and Eastern Europe markets were $32.2 million for the year ended December 31, 2017, compared to $30.0 million for 2016, an increase of 7.3 percent. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 3,200 and 2,800 as of December 31, 2017 and 2016, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 68,600 and 66,700 as of December 31, 2017 and 2016, respectively. Net sales increased primarily as a result of the relative stabilization of Russian ruble against the U.S. dollar and product promotions that have improved distributor engagement.

Synergy WorldWide

Synergy WorldWide reported net sales for the year ended December 31, 2017, of $123.8 million, compared to $124.8 million for 2016, a decrease of 0.8 percent. Fluctuations in foreign exchange rates had a $1.2 million favorable impact on net sales for the year ended December 31, 2017. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have decreased by 1.7 percent from 2016.  Active independent Managers within Synergy WorldWide totaled approximately 4,200 and 3,700 at December 31, 2017 and 2016, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 55,400 and 53,600 at December 31, 2017 and 2016, respectively.

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

In Japan, net sales increased approximately $6.8 million, or 45.3 percent, for the year ended December 31, 2017, compared to 2016.  Fluctuations in foreign exchange rates had $0.7 million favorable impact on net sales for the year ended December 31, 2017. In local currency, net sales increased 50.3 percent for the year ended December 31, 2017, compared to 2016. We attribute the increase in net sales in Japan primarily to the introduction of new products and the implementation of programs intended to stimulate activity, including the adoption of Korea's distributor recognition program, which had a positive impact on market sales volume in the year ended December 31, 2017.

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

In North America, net sales increased approximately $0.2 million, or 1.9 percent, for the year ended December 31, 2017, compared to 2016. The increase in net sales was primarily driven by successful initiatives to expand our customer base.

NSP China

NSP China had net sales for the year ended December 31, 2017, of $20.0 million, compared to $10.4 million for 2016, an increase of 91.4 percent. Net sales were positively impacted by the receipt of our direct selling license in May 2017, which allows us to expand our business scope to include direct selling activities within China.

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

The increase in selling, general and administrative expenses during 2017, compared to 2016, were primarily related to:

•	$2.2 million of independent service fees paid to independent service providers in China;

•	$3.6 million of increased investment in China as we built our infrastructure; and

•	$3.6 million of increased depreciation related to Oracle as well as $1.8 million in other Oracle related costs.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2017, decreased $2.6 million compared to 2016. The change in other income (expense) was primarily due to changes in foreign exchange gains and losses.

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

•
Adjustments to valuation allowances increased the effective rate by 405.3 percent in 2017. Included was the effect of an addition of valuation allowances on U.S. foreign tax credits, primarily resulting from the Tax Reform Act, as well as the impact of current year foreign losses that will not provide tax benefit.

•
Adjustments relating to the U.S. tax impact of foreign operations increased the effective tax rate by 1.0 percent in 2017. Included were adjustments for dividends received from foreign subsidiaries, adjustments for foreign tax credits, and foreign rate differentials.

•
Cumulative unfavorable adjustments related to foreign operations increased the tax rate by 53.7 percent in 2017. These adjustments relate to foreign items that are treated differently for tax purposes than they are for financial reporting purposes.

•
Revaluation of deferred tax assets and liabilities to the lower U.S. federal tax rate caused by the enactment of the Tax Reform Act on December 22, 2017 increased the tax rate by 117.6 percent in 2017.

•	Reduction of liabilities for unrecognized tax benefits related to the lapse of applicable statute of limitations decreased the tax rate by 53.4 percent in 2017.

Adjustments relating to the U.S. impact of foreign operations increased the effective tax rate by 1.0 percentage points in 2017, and decreased the effective tax rate by 53.4 percentage points in 2016. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2017	2016
Dividends received from foreign subsidiaries	65.7%	65.9%
Foreign tax credits	(4.1)	(91.8)
Foreign tax rate differentials	(60.6)	(27.1)
Unremitted earnings	—	0.2
Other	—	(0.6)
Total	1.0%	(53.4)%

From 2016 to 2017, the changes in components of the U.S. tax impact of foreign operations were significant. The primary reason the dividends received from foreign subsidiaries and the foreign tax credits changed by such a large amount was due to changes in the treatment of foreign dividends and foreign tax credits caused by enactment of the Tax Reform Act in December 2017.

Changes to the effective rate due to dividends received from foreign subsidiaries, impact of foreign tax credits, foreign tax rate differentials and unremitted earnings calculation are expected to be recurring; however, depending on various factors, the changes may be favorable or unfavorable for a particular period. New international provisions of the Tax Reform Act may also impact our effective tax rate in future periods. Given the large number of jurisdictions in which we do business and the number of factors that can impact effective tax rates in any given year, this rate is likely to reflect significant fluctuations from year-to-year.

SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables present our unaudited summary of quarterly operations during 2018 and 2017 for each of three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net sales	$87,342	$91,266	$88,828	$97,374
Cost of sales	(22,713)	(24,278)	(23,161)	(25,539)
Gross profit	64,629	66,988	65,667	71,835

Volume incentives	31,362	31,492	30,511	31,972
Selling, general and administrative	32,386	33,310	31,643	41,092
Operating income (loss)	881	2,186	3,513	(1,229)
Other income (expense)	740	(1,807)	(353)	(731)
Income (loss) before income taxes	1,621	379	3,160	(1,960)
Provision for income taxes	1,288	441	1,821	852
Net income (loss)	333	(62)	1,339	(2,812)
Net income (loss) attributable to noncontrolling interests	(165)	(129)	(158)	104
Net income (loss) attributable to common shareholders	$498	$67	$1,497	$(2,916)

Basic and diluted net income (loss) per common share:
Basic earnings (loss) per share attributable to common shareholders:	$0.03	$—	$0.08	$(0.15)

Diluted earnings (loss) per share attributable to common shareholders:	$0.03	$—	$0.08	$(0.15)

Dividends declared per common share	$—	$—	$—	$—

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales	$83,098	$81,344	$89,301	$88,286
Cost of sales	(21,728)	(21,197)	(23,505)	(24,607)
Gross profit	61,370	60,147	65,796	63,679

Volume incentives	28,983	28,288	30,716	31,983
Selling, general and administrative	30,336	31,836	32,926	34,537
Operating income (loss)	2,051	23	2,154	(2,841)
Other income (expense), net	1,275	441	193	(74)
Income (loss) before income taxes	3,326	464	2,347	(2,915)
Provision (benefit) for income taxes	1,463	884	(1)	14,693
Net income (loss)	1,863	(420)	2,348	(17,608)
Net loss attributable to noncontrolling interests	(297)	(233)	(95)	(250)
Net income (loss) attributable to common shareholders	$2,160	$(187)	$2,443	$(17,358)

Basic and diluted net income (loss) per common share:
Basic earnings (loss) per share attributable to common shareholders:	$0.11	$(0.01)	$0.13	$(0.92)

Diluted earnings (loss) per share attributable to common shareholders:	$0.11	$(0.01)	$0.13	$(0.92)

Dividends declared per common share	$0.10	$—	$—	$—

Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets, funding of international expansion and payment of dividends. As of December 31, 2018, working capital was $40.1 million, compared to $48.9 million as of December 31, 2017.  At December 31, 2018, we had $50.6 million in cash and cash equivalents, of which $40.6 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriations.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Operating activities	$21,833	$10,524	$3,417
Investing activities	211	(3,204)	(11,532)
Financing activities	(12,192)	1,573	(286)

Operating Activities

For the year ended December 31, 2018, operating activities provided cash in the amount of $21.8 million compared to $10.5 million in 2017. Operating cash flows increased due to the timing of payments and receipts for accrued liabilities, accounts payable, income taxes payable and accrued volume incentives, as well as foreign currency losses. Those increases were partially offset by timing of performance of deferred revenue and gains on sales of properties.

For the year ended December 31, 2017, we generated cash from operating activities of $10.5 million compared to $3.4 million in 2016. Operating cash flows decreased due to the timing of payments and receipts for inventories, other assets, and accrued volume incentives. Those increases were partially offset by the timing of payments and receipts for accounts receivable, prepaid expenses and other, income taxes payable, and accrued liabilities.

Investing Activities

Cash paid for capital expenditures related to the purchase of equipment, computer systems and software for the years ended December 31, 2018, 2017, and 2016, were $4.8 million, $5.5 million, and $11.0 million, respectively. In 2013, we began to significantly reinvest in our information technology systems. Included within this plan is an Oracle ERP implementation program that was implemented on April 2, 2017, for our NSP Americas segment and for other corporate operations.

During the year ended December 31, 2018, we had proceeds of $5.0 million for the sale of two real estate properties. During the year ended December 31, 2017 we had cash proceeds of $1.8 million from the sale of investments and $0.5 million related to the sale of assets previously held for sale.

Financing Activities

During the years ended December 31, 2018, 2017, and 2016, we used cash to pay dividends in an aggregate amount of $0, $1.8 million, and $7.5 million, respectively.

On May 10, 2017, we announced that our Board of Directors elected to suspend the payment of quarterly dividends. Our Board of Directors will periodically evaluate our dividend policy in the future. The declaration of future dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million that matures on July 11, 2020 (the “Bank of America Credit Agreement”). We pay interest on any borrowings under the Bank of America Credit Agreement at LIBOR plus 1.25 percent (3.73 percent as of December 31, 2018), an annual commitment fee of 0.2 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Bank of America Credit Agreement only upon maturity, and, as a result, have classified our outstanding borrowings as non-current on our consolidated balance sheet. At December 31, 2018, there was no outstanding balance under the Bank of America Credit Agreement.

The Bank of America Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency, leverage, and minimum EBITDA. In addition, the Bank of America Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Bank of America Credit Agreement. The Bank of America Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. Effective June 30, 2018, the Company and Bank of America amended the Bank of America Credit Agreement to modify certain financial covenants. As of December 31, 2018, we were in compliance with the debt covenants set forth in the Bank of America Credit Agreement.

Our joint venture in China borrowed $4.0 million and $2.0 million from the Company, during the years ended December 31, 2018 and 2017, respectively. Our joint venture in China borrowed $1.0 million and $0.5 million from our joint venture partner, during the years ended December 31, 2018 and 2017, respectively. The note between the joint venture and the Company eliminates in consolidation.

We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including capital expenditures, on both a short- and long-term basis. However, among other things, a prolonged economic downturn, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$29,027	$5,646	$8,556	$4,529	$10,296
Self-insurance reserves (1)	689	689		—	—
Other long-term liabilities reflected on the balance sheet (2)	—	—	—	—	—
Unrecognized tax benefits (3)	—	—	—	—	—
Revolving credit facility (4)	—	—	—	—	—
Other capital commitments	601	601	—	—	—
Total	$30,317	$6,936	$8,556	$4,529	$10,296
_______________________________________

(1)
At December 31, 2018, there were $1.1 million of liabilities. We retain a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the consolidated balance sheet.

During 2017, we secured product liability coverage to cover possible claims, and still maintain accruals for periods prior to obtaining coverage. Prior to this, we accrued an amount that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims. However, there can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations or cash flows. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with the product liability obligations, we are unable to estimate the years in which cash settlement may occur.

(2)
At December 31, 2018, there were $1.3 million of liabilities. We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes). The deferrals become an obligation owed to the participant by us under the plan. Upon separation of the participant from the service with us, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years. As we cannot easily determine when our officers and key employees will separate from us, we are unable to estimate the years in which cash settlement may occur.

(3)
At December 31, 2018, there were $2.2 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, we are unable to estimate the years in which cash settlement may occur with the respective tax authorities.

(4)
We entered into a revolving credit agreement with Bank of Americas, N.A., that permits us to borrow up to $25.0 million through July 11, 2020, bearing interest at LIBOR plus 1.25 percent. We must pay an annual commitment fee of 0.2 percent on the unused portion of the commitment. At December 31, 2018, we had $25.0 million available under this facility. At December 31, 2018, there was no outstanding balance under the Bank of America Credit Agreement.

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate, or royalties on certain products. In 2018, 2017, and 2016, the aggregate amounts of these payments were $46,000, $10,000, and $0.1 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial position, results of operations, revenues or expenses, cash flows, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We conduct business in several countries and intend to grow our international operations. Net sales, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lessor extent, changes in U.S. laws and regulations relating to international trade and investment.

Foreign Currency Risk

During the year ended December 31, 2018, approximately 63.4 percent of our net sales and approximately 57.5 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in Management’s Discussion and Analysis included in Part II, Item 7 of this report.

The following table sets forth a composite sensitivity analysis of net sales, costs and expenses and operating income in connection with the strengthening of the U.S. dollar (our reporting currency) by 10%, 15%, and 25% against every other fluctuating functional currency in which we conduct business. It is noted that individual net sales, cost and expense components and operating income were equally sensitive to increases in the strength of the U.S. dollar against every other fluctuating currency in which we conduct business.

Exchange rate sensitivity for the year ended December 31, 2018 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)%)
Net sales	$364,810	$(17,089)	(4.7)%	$(24,518)	(6.7)%	$(26,970)	(7.4)%

Cost and expenses
Cost of sales	95,691	(4,923)	(5.1)%	(7,063)	(7.4)%	(8,015)	(8.4)%
Volume incentives	125,337	(6,354)	(5.1)%	(9,117)	(7.3)%	(10,536)	(8.4)%
Selling, general and administrative	138,431	(3,988)	(2.9)%	(5,722)	(4.1)%	(6,124)	(4.4)%

Operating income	$5,351	$(1,824)	(34.1)%	$(2,616)	(48.9)%	$(2,295)	(42.9)%

Certain of our operations, including Russia and Ukraine, are served by a U.S. branch through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within our financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of our products and the purchasing power of our independent Managers, Distributors and customers within these markets.

The following table sets forth a composite sensitivity analysis of our financial assets and liabilities by those balance sheet line items that are subject to exchange rate risk, together with the total gain or loss from the strengthening of the U.S. dollar in relation to our various fluctuating functional currencies. The sensitivity of our financial assets and liabilities, taken by balance sheet line items, is somewhat less than the sensitivity of our operating income to increases in the strength of the U.S. dollar in relation to other fluctuating currencies in which we conduct business.

Exchange Rate Sensitivity of financial assets and liabilities as of December 31, 2018 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
Financial Assets Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$50,638	$(3,609)	(7.1)%	$(5,179)	(10.2)%	$(7,941)	(15.7)%
Accounts receivable, net	7,751	(388)	(5.0)%	(557)	(7.2)%	(854)	(11.0)%

Financial Liabilities Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	5,219	(109)	(2.1)%	(157)	(3.0)%	(241)	(4.6)%

Net Financial Assets Subject to Exchange Rate Risk	$53,170	$(3,888)	(7.3)%	$(5,579)	(10.5)%	$(8,554)	(16.1)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2018, and exceeded $1 million upon translation into U.S. dollars. None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Cash Amounts Denominated in Local Currency as of December 31, 2018 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar
Cash and Cash Equivalents
South Korea (Won)	$9,282	1,116.3
China (Yuan Renminbi)	6,888	6.9
Hong Kong (Dollar)	4,459	7.8
Europe (Euro)	4,354	0.9
Japan (Yen)	3,718	110.3
Singapore (Dollar)	2,061	1.4
Canada (Dollar)	1,916	1.4
Poland (Zloty)	1,604	3.8
Malaysia (Ringgit)	1,524	4.2
Indonesia (Rupiah)	1,103	30.6
Other	2,801	Varies
Total foreign dominated cash and cash equivalents	39,710
U.S. dollars held by foreign subsidiaries	899
Total cash and cash equivalents held by foreign subsidiaries	$40,609

During the year ended December 31, 2018, we repatriated $11.0 million of foreign cash through intercompany dividends and loans.

Finally, the following table sets forth the annual weighted average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which annualized net sales would exceed $10.0 million during any of the three periods presented. We used the annual average exchange rate for translating items from the statement of operations from local currencies into our reporting currency.

Year ended December 31,	2018	2017	2016
Canada (Dollar)	1.4	1.3	1.3
China (Yuan Renminbi)	6.9	6.5	7.0
European Markets (Euro)	0.9	0.8	0.9
Japan (Yen)	110.3	112.7	108.4
South Korea (Won)	1,116.3	1,067.0	1,160.9
Mexico (Peso)	19.7	19.7	18.6

The local currency of the foreign subsidiaries is used as the functional currency, except for where our operations are served by a U.S. based subsidiary (for example, Russia and Ukraine). The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

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

Interest Rate Risk

On December 31, 2018, we did not have any available for sale investments.

On December 31, 2018, we had no outstanding balance on our revolving credit line.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
March 8, 2019

We have served as the Company's auditor since 2007.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

As of December 31,	2018	2017
Assets
Current assets:
Cash and cash equivalents	$50,638	$42,910
Accounts receivable, net of allowance for doubtful accounts of $460 and $395, respectively	7,751	8,888
Assets held for sale	—	998
Inventories	42,048	44,047
Prepaid expenses and other	6,388	5,666
Total current assets	106,825	102,509
Property, plant and equipment, net	64,061	69,106
Investment securities - trading	1,308	1,980
Intangible assets, net	618	709
Deferred income tax assets	9,056	8,283
Other assets	11,148	12,608
	$193,016	$195,195

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,219	$4,215
Accrued volume incentives and service fees	20,562	18,774
Accrued liabilities	34,801	24,980
Deferred revenue	1,197	3,348
Related party note	1,530	506
Income taxes payable	3,378	1,834
Total current liabilities	66,687	53,657
Liability related to unrecognized tax benefits	2,192	4,633
Long-term debt and revolving credit facility	—	13,181
Deferred compensation payable	1,308	1,980
Long-term deferred income tax liabilities	1,556	770
Other liabilities	705	1,242
Total liabilities	72,448	75,463

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 19,204 and 18,919 shares issued and outstanding as of December 31, 2018, and 2017, respectively	133,684	131,525
Accumulated deficit	(2,072)	(2,072)
Noncontrolling interests	63	411
Accumulated other comprehensive loss	(11,107)	(10,132)
Total shareholders’ equity	120,568	119,732
	$193,016	$195,195
 See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)

Year Ended December 31,	2018	2017	2016
Net sales	$364,810	$342,029	$341,159
Cost of sales	(95,691)	(91,037)	(90,937)
Gross profit	269,119	250,992	250,222

Operating expenses:
Volume incentives	125,337	119,970	119,910
Selling, general and administrative	138,431	129,635	120,273
Operating income	5,351	1,387	10,039
Other income (expense):
Interest and other income (expense), net	(67)	144	591
Interest expense	(387)	(289)	(16)
Foreign exchange gains (losses), net	(1,697)	1,980	(1,348)
	(2,151)	1,835	(773)
Income from continuing operations before provision for income taxes	3,200	3,222	9,266
Provision for income taxes	4,402	17,039	8,591
Net income (loss) from continuing operations	(1,202)	(13,817)	675
Net loss attributable to noncontrolling interests	(348)	(875)	(1,464)
Net income (loss) attributable to common shareholders	$(854)	$(12,942)	$2,139

Basic and diluted net income (loss) per common share

Basic earnings (loss) per share attributable to common shareholders:	$(0.04)	$(0.69)	$0.11

Diluted earnings (loss) per share attributable to common shareholders:	$(0.04)	$(0.69)	$0.11

Weighted average basic common shares outstanding	19,123	18,882	18,731
Weighted average diluted common shares outstanding	19,123	18,882	19,056

Dividends declared per common share	$—	$0.10	$0.40

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

Year Ended December 31,	2018	2017	2016
Net income (loss)	$(1,202)	$(13,817)	$675
Foreign currency translation gain (loss) (net of tax)	(973)	1,113	(16)
Net unrealized gains (losses) on investment securities (net of tax)	(2)	15	(1)
Total comprehensive income (loss)	(2,177)	(12,689)	658
Net loss attributable to noncontrolling interests	(348)	(875)	(1,464)
Total comprehensive income (loss) attributable to common shareholders	$(1,829)	$(11,814)	$2,122

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock		Retained Earnings (Accumulated deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Value
Balance at January 1, 2016	18,588	$126,670	$18,088	$2,750	$(11,243)	$136,265
Share-based compensation expense	—	3,217	—	—	—	3,217
Tax deficiency from exercise of stock options	—	(233)	—	—	—	(233)
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	169	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Cash dividends (0.40 per share)	—	—	(7,509)	—	—	(7,509)
Net income	—	—	2,139	(1,464)	—	675
Other comprehensive loss	—	—	—	—	(17)	(17)
Balance at December 31, 2016	18,757	129,654	12,718	1,286	(11,260)	132,398
Share-based compensation expense	—	2,218	—	—	—	2,218
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	162	(347)	—	—	—	(347)
Cash dividends (0.10 per share)	—	—	(1,848)	—	—	(1,848)
Net loss	—	—	(12,942)	(875)	—	(13,817)
Other comprehensive income	—	—	—	—	1,128	1,128
Balance at December 31, 2017 (as reported)	18,919	131,525	(2,072)	411	(10,132)	119,732
Cumulative effect of change in accounting principle	—	—	854	—	—	854
Balance at January 1, 2018 (as adjusted)	18,919	131,525	(1,218)	411	(10,132)	120,586
Share-based compensation expense	—	2,170	—	—	—	2,170
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	285	(11)	—	—	—	(11)
Net loss	—	—	(854)	(348)	—	(1,202)
Other comprehensive loss	—	—	—	—	(975)	(975)
Balance at December 31, 2018	19,204	$133,684	$(2,072)	$63	$(11,107)	$120,568

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

Year Ended December 31,	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,202)	$(13,817)	$675
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of long-lived assets, net	—	113	221
Provision for doubtful accounts	818	215	305
Depreciation and amortization	9,806	8,634	4,808
Share-based compensation expense	2,170	2,218	3,217
(Gain) loss on sale of property and equipment	(3,990)	284	149
Deferred income taxes	(18)	14,134	766
Purchase of trading investment securities	(165)	(501)	(429)
Proceeds from sale of trading investment securities	775	151	147
Realized and unrealized gains on investments	87	(216)	(63)
Foreign exchange losses (gains)	1,697	(1,980)	1,348
Changes in assets and liabilities:
Accounts receivable	189	(1,241)	(343)
Inventories	1,066	5,177	(9,569)
Prepaid expenses and other	(821)	(1,191)	2,442
Other assets	814	2,391	(3,025)
Accounts payable	1,035	(1,123)	(935)
Accrued volume incentives and service fees	1,762	1,884	1,477
Accrued liabilities	10,045	(986)	1,519
Deferred revenue	(357)	(324)	(488)
Income taxes payable	1,297	(1,758)	1,924
Liability related to unrecognized tax positions	(2,501)	(2,129)	(1,076)
Deferred compensation payable	(674)	589	347
Net cash provided by operating activities	21,833	10,524	3,417
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,834)	(5,501)	(11,028)
Proceeds from sale of property, plant and equipment	5,045	521	—
Proceeds from sale/maturities of investments available for sale	—	1,776	5
Purchase of intangible assets	—	—	(509)
Net cash provided by (used in) investing activities	211	(3,204)	(11,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	—	(1,848)	(7,509)
Proceeds from new revolving credit facility	68,322	19,184	—
Principal payments of new revolving credit facility	(81,503)	(6,003)	—
Net borrowings on original revolving credit facility	—	(9,919)	7,223
Proceeds from borrowings from related party	1,000	506	—
Proceeds from exercise of stock options	664	(347)	—
Tax benefit from exercise of stock options	(675)	—	—
Net cash provided by (used in) financing activities	(12,192)	1,573	(286)
Effect of exchange rates on cash and cash equivalents	(2,124)	1,733	(735)
Net increase (decrease) in cash and cash equivalents	7,728	10,626	(9,136)
Cash and cash equivalents at beginning of the year	42,910	32,284	41,420
Cash and cash equivalents at end of the year	$50,638	$42,910	$32,284

Year Ended December 31,	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,535	$4,597	$3,589
Cash paid for interest	397	257	254
Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$32	$63	$178

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. We are a Utah corporation with our principal place of business in Lehi, Utah, and sell our products to a sales force of independent distributors that uses the products themselves or resells them to consumers

We market our products in Austria, Belarus, Canada, China, Colombia, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Norway, Panama, Poland, Russia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine and the United States. We also market our products though a wholesale model to Australia, Brazil, Chile, Israel, New Zealand, Norway, Peru, Portugal, Spain and the United Kingdom.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and our subsidiaries. At December 31, 2018 and 2017, substantially all of our subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation. We consolidate the joint ventures in Hong Kong and China in our consolidated financial statements, with another party's interest presented as a noncontrolling interest. Additionally, we operate a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

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

The significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our evaluation of impairment of long-lived assets, the determination of liabilities related to Manager and Distributor incentives, the determination of income tax assets and liabilities, certain other non-income tax and value-added tax contingencies, legal contingencies, and the valuation of investments. In addition, significant estimates form the basis for allowances with respect to inventory valuations and self-insurance liabilities associated with product liability and medical claims. Various assumptions and other factors enter into the determination of these significant estimates. The process of determining significant estimates takes into account historical experience and current and expected economic conditions.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Substantially all of our cash deposits either exceed the United States federally insured limit or are located in countries that do not have government insured accounts or are subject to tax withholdings when repatriating earnings.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to our independent Distributors, and receivables from independent Distributors in foreign markets. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. However, due to the geographic dispersion of credit card and Distributor receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2018 and 2017. We maintain an allowance for potential credit losses that is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of account holder. This reserve is adjusted periodically as information about specific accounts becomes available.

Investment Securities

We have certain investment securities classified as trading securities. We maintain our trading securities portfolio to generate returns that are offset by corresponding changes in certain liabilities related to our deferred compensation plans (see Note 13). The trading securities portfolio consists of marketable securities, which are recorded at fair value and are included in long-term investment securities on the consolidated balance sheets because they remain our assets until they are actually paid out to the participants. These investment securities are not available to us to fund operations as they are restricted for the payment of the deferred compensation payable. We have established a rabbi trust to finance obligations under the plan. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected on the consolidated balance sheet for the revolving credit facility as of December 31, 2017 approximates fair value due to it being variable-rate debt. During the years ended December 31, 2018, and 2017, we did not have any write-offs related to the remeasurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Intangible Assets

Intangible assets consist of purchased product formulations and product registrations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 9 to 15 years. Intangible assets, net of accumulated amortization, totaled $0.6 million and $0.7 million, at December 31, 2018, and 2017, respectively.

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

Incentive Trip Accrual

We accrue for expenses associated with our direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued convention and meeting costs of $6.5 million and $5.0 million at December 31, 2018, and 2017, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Foreign Currency Translation

The local currency of the foreign subsidiaries is used as the functional currency, except for our operations are served by a U.S. based subsidiary (for example, Russia and Ukraine). The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

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

Revenue Recognition

Net sales include sales of products and shipping and handling charges, net of estimates for product returns and any related sales incentives or rebates based upon historical information and current trends. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. Revenue recognition is discussed in further detail in Note 2.

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2018, 2017, and 2016 totaled approximately $1.9 million, $2.1 million and $1.9 million, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $2.8 million, $3.4 million, and $3.2 million in 2018, 2017, and 2016, respectively.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated, we record our best estimate within a range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the liability related to the contingency and revise the estimates. Revisions in estimates of the liabilities could materially affect our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 14.

Income Taxes

Our income tax expense includes amounts related to the United States and many foreign jurisdictions and is comprised of current year income taxes payable, changes in our deferred tax assets and liabilities and contingent reserves. Deferred tax assets are offset by a valuation allowance if it is believed to be more likely than not that some portion of the deferred tax asset will not be fully realized.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Reform Act) which changes U.S. corporate income taxation in a number of significant ways including, but are not limited to, lowering the corporate income tax rate from 35% to 21%, implementing a quasi-territorial tax regime by providing a 100% Dividends Received Deduction (“DRD”) of foreign dividends, imposing a one-time transition tax on deemed repatriated post-1986 undistributed earnings of foreign subsidiaries and revising or eliminating certain deductions. In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the impact of the Tax Reform Act. See Note 11, Income Taxes, for more details regarding our income taxes and the impact of the Tax Reform Act.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years (dollar and share amounts in thousands, except for per share information):

	2018		2017		2016
Net income (loss) attributable to common shareholders:
Net income (loss)	$(854)		$(12,942)		$2,139

Basic weighted-average shares outstanding	19,123		18,882		18,731

Basic earnings (loss) per share attributable to common shareholders:
Net income (loss)	$(0.04)		$(0.69)		$0.11

Diluted Shares Outstanding
Basic weighted-average shares outstanding	19,123		18,882		18,731
Stock-based awards	—		—		325
Diluted weighted-average shares outstanding	19,123		18,882		19,056

Diluted earnings (loss) per share attributable to common shareholders:
Net income (loss)	$(0.04)		$(0.69)		$0.11

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock options	—	(1)	—	(1)	288

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	2,172	(1)	2,118	(1)	1,347

(1)   As a result of the net loss for the year ended December 31, 2018 and 2017, no potentially dilutive securities are included in the calculation of diluted earnings (loss) per share because such effect would be anti-dilutive. Potentially dilutive securities for the year ended December 31, 2018 include 1,114 outstanding options to purchase shares of common stock and 1,058 restricted stock units. Potentially dilutive securities for the year ended December 31, 2017 include 1,390 outstanding options to purchase shares of common stock and 728 restricted stock units.

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

Share-Based Compensation

Our outstanding stock options include time-based stock options, which vest over differing periods ranging from the date of issuance up to 48 months from the option grant date; performance-based stock options, which have already vested upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options.

Our outstanding restricted stock units ("RSUs") include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving cumulative annual net sales growth targets over a rolling one year period and performance-based RSUs, which vest upon achieving earnings-per-share targets over a rolling one-year period, as well as attaining certain EBITDA and stock price levels. RSUs granted to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting.

We recognize all share-based payments to Directors and employees, including grants of stock options and RSUs, in the statement of operations based on their grant-date fair values. We record compensation expense, over the vesting period of the stock options and RSUs based on the fair value of the stock options and RSUs on the date of grant.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders’ equity except those resulting from investments by, and distributions to, shareholders. Accordingly, our comprehensive income (loss) includes net income (loss), net unrealized gains (losses) on investment securities and foreign currency adjustments that arise from the translation of the financial statements of our foreign subsidiaries.

Chief Executive Officer Related Transition Costs

During the second quarter of 2018, we announced the pending retirement of our Chief Executive Officer. As a result, we recorded $2.4 million of transition-related expenses during the year ended December 31, 2018. As of December 31, 2018, accrued transition costs were $1.0 million.

Recent Accounting Pronouncements

We adopted the requirements of revenue recognition from Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) effective January 1, 2018 under the modified retrospective approach. The cumulative effect of adopting Topic 606 on January 1, 2018 was a decrease to accumulated deficit of $0.9 million (net of tax). See Note 18 - Revenue Recognition for additional disclosure of the adoption of Topic 606.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This update is effective for interim and annual periods beginning after December 15, 2017. The adoption of this ASU did not have a material impact on our results of operations, consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We have performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. We will adopt the ASU and related amendments on January 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance. We will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the majority of our leases will continue to be classified as operating. During the first quarter of 2019, we will complete our implementation of our processes and policies to support the new lease accounting and reporting requirements. Based on our lease portfolio as of January 1, 2019, we preliminarily estimate the impact of adoption ASU 2016-02 to increase both our total assets and total liabilities in the range of $22 million to $27 million. The adoption of this ASU is not expected to have a significant impact on our Consolidated Statements of Operations or Cash Flows. We continue to finalize the implementation of the new processes and the assessment of the impact of this adoption on our consolidated financial statements; therefore, the preliminary estimated impacts disclosed can change, and the final impact will be known once the adoption is completed during the first quarter of 2019.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of ASU 2017-09 did not have a material effect on our results of operations, consolidated financial statements and footnote disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income. This update allows a reclassification of stranded tax effects, resulting from the Tax Cuts and Jobs Act 2017, from accumulated other comprehensive income to retained earnings. This ASU will be effective for annual periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820 based on the consideration of costs and benefits to promote the appropriate exercise and discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. We are evaluating the potential impact of this adoption on our condensed consolidated financial statements.

NOTE 2:  REVENUE RECOGNITION

Adoption of ASU Topic 606

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We recorded a net reduction to opening accumulated deficit of $0.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to deferred revenue on shipments that had not been delivered being recognized upon shipment and deferrals for annual membership fees that are no longer deferred. The impact to revenues and operating income as a result of applying Topic 606 was a increase of $0.2 million and $47,000, respectively, for the year ended December 31, 2018.

Revenue Recognition

Net sales include sales of products and shipping and handling charges, net of estimates for product returns and any related sales incentives or rebates based upon historical information and current trends. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The majority of our contracts have a single performance obligation and are short term in nature. Contracts with multiple performance obligations are insignificant. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Amounts received for unshipped merchandise are recorded as deferred revenue.

A reserve for product returns is recorded based upon historical experience. We allow independent Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product.  In some of our markets, the requirements to return product are more restrictive. Sales returns for the years 2018, 2017 and 2016, were $1.7 million, $1.6 million, and $1.4 million, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales. Shipping and handling revenues of approximately $7.1 million, $8.2 million, and $9.2 million were reported as net sales for the years ended December 31, 2018, 2017, and 2016, respectively.

Volume incentives, and other sales incentives or rebates are a significant part of our direct sales marketing program, and represent commission payments made to independent distributors. These payments are designed to provide incentives for reaching higher sales levels. The amount of volume incentive recognized is determined based upon the amount of qualifying purchases in a given month and recorded as volume incentive expense. Payments to independent Managers and Distributors for sales incentives or rebates related to their own purchases are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between us and our customers, including sales, use, value-added, and some excise taxes, are presented on a net basis (excluded from net sales).

Contract Liabilities - Customer Loyalty Programs

We record contract liabilities for loyalty point programs in deferred revenue. These programs are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The following table presents changes in these contract liability balances for the year ended December 31, 2018 (U.S. dollars in thousands):

Outstanding at December 31, 2017	$1,126
Increase (decrease) attributed to:
Customer loyalty net deferrals	4,333
Customer loyalty redemptions	(4,380)
Outstanding at December 31, 2018	$1,079
The table above excludes liability for sales returns, as they are insignificant.

Disaggregation of Revenue

Our products are grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. We have four business segments that are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations. Three business segments operate under the Nature’s Sunshine Products brand and one business segment operates under the Synergy® WorldWide brand. See Note 15, Segment Information, for further information on our reportable segments and our presentation of disaggregated revenue by reportable segment and product category.

Practical Expedients and Exemptions

We have made the accounting policy election to treat shipping and handling as a fulfillment activity rather than a promised service under Topic 606.

We generally expense volume incentives when incurred because the amortization period would have been one year or less.

All of our contracts with customers have a duration of less than one year. The value of any unsatisfied performance obligations is insignificant.

NOTE 3: RESTRUCTURING RELATED EXPENSES

In 2016, we decided to exit the Philippines and streamline operations in Singapore. Total restructuring costs were $0.2 million for the year ended December 31, 2016, which were recorded primarily in selling, general and administrative expenses as well as in cost of goods sold.

In continuing to execute the on-going strategy of focusing on larger and more profitable markets and in efforts to reduce costs and improve efficiencies, we executed a restructuring plan during the fourth quarter of 2017. As a part of the plan, we eliminated 60 positions worldwide through severance. We also ceased operations in the Costa Rica and Nicaragua markets, and closed the Los Angeles office. During the year ended December 31, 2017, we incurred approximately $1.5 million of non-recurring expenses that are recorded primarily in selling, general and administrative expenses consisting of severance, the write off of remaining lease costs net of contractual sublease payments, and other market exit costs. Of the restructuring expenses incurred during the year ended December 31, 2017, only $0.8 million of severance and rent expenses remained payable at December 31, 2017.

In 2018, we continued to execute our strategy to reduce costs and improve efficiencies. During the year ended December 31, 2018, we incurred $1.5 million of non-recurring expenses that are recorded primarily in selling, general and administrative consisting of severance and buy-outs of lease commitments. Of the restructuring expenses incurred during the year ended December 31, 2018, $0.3 million of severance and rent expenses remained payable at year-end.

The following table summarizes the 2016, 2017, and 2018 restructuring activity:

Total
Liability balance at January 1, 2016	$844
Increase in liability	200
Reduction in liability (payments)	(995)
Liability balance at December 31, 2016	$49
Increase in liability	1,483
Reduction in liability (payments)	(782)
Liability balance at December 31, 2017	$750
Increase in liability	1,523
Reduction in liability (payments)	(2,008)
Liability balance at December 31, 2018	$265

NOTE 4: INVENTORIES

The composition of inventories is as follows (dollar amounts in thousands):

As of December 31,	2018	2017
Raw materials	$10,410	$9,522
Work in process	1,524	2,153
Finished goods	30,114	32,372
Total inventory	$42,048	$44,047

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows (dollar amounts in thousands):

As of December 31,	2018	2017
Land and improvements	$518	$841
Buildings and improvements	32,925	30,760
Machinery and equipment	25,691	25,160
Furniture and fixtures	20,245	20,385
Computer software and hardware	52,400	51,632
	131,779	128,778
Accumulated depreciation and amortization	(67,718)	(59,672)
Total property, plant and equipment	$64,061	$69,106

Depreciation expense was $9.8 million, $8.5 million, and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Capitalized interest was $0, $0.1 million, and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2016, $0.5 million of land and improvements was classified as held for sale and an impairment of $0.2 million was recognized for the year ended December 31, 2016. In January of 2017, we sold a 53 acre property in Springville, Utah.

In June of 2018, we sold a 29,300 square foot building in Mexico City, Mexico for $2.6 million. We previously utilized the building for offices as well as warehouse space and have since relocated to a more advantageous location. As the fair value of the property exceeded the carrying value, a net gain of $2.3 million was recognized during the year ended December 31, 2018.

In August of 2018, we sold an eight-acre property in Provo, Utah for $2.7 million. We originally acquired the property with the intent to erect a building for the corporate headquarters and later decided to move the headquarters elsewhere. As the fair value of the property exceeded the carrying value, a net gain of $1.7 million was recognized during the year ended December 31, 2018.

NOTE 6: INTANGIBLE ASSETS

At December 31, 2018, and 2017, intangibles for product formulations and registrations had a gross carrying amount of $1.9 million, and $1.8 million, accumulated amortization of $1.3 million, and $1.1 million, and a net amount of $0.6 million, and $0.7 million, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

During the year ended December 31, 2016, we purchased blue-hat product registrations of $0.5 million in China. The estimated useful lives of the blue-hat product registrations range from 3 to 5 years. Due to a reassessment of product demand, we took an impairment on the blue-hat product registrations of $0.1 million for the year ended December 31, 2017.

Amortization expense for intangible assets for the years ended December 31, 2018, 2017, and 2016 was $0.1 million, $0.2 million and $0.1 million, respectively. Estimated amortization expense for the five succeeding years and thereafter is as follows (dollar amounts in thousands):

Year Ending December 31,
2019	$224
2020	224
2021	153
2022	17
2023	—
Total	$618

NOTE 7: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows (dollar amounts in thousands):

As of December 31,	2018	2017
Salaries and employee benefits	$15,927	$10,289
Sales, use and property tax (See Note 14)	3,594	3,367
Convention and meeting costs	6,540	4,970
Other	8,740	6,354
Total	$34,801	$24,980

NOTE 8: INVESTMENT SECURITIES

There were no available for sale securities as of December 31, 2018 or 2017.

During 2018, 2017, and 2016, the proceeds from the sales of available-for-sale securities were $0, $1.8 million, and $5,000, respectively. During the year ended December 31, 2016, we had gross realized gains of $0.3 million on sales of available-for-sale securities (net of tax).

Our trading securities portfolio totaled $1.3 million and $2.0 million at December 31, 2018 and 2017, respectively, and generated a loss of $0.1 million and gains of $0.2 million and $0.1 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 9: REVOLVING CREDIT FACILITY

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Bank of America Credit Agreement”). In connection with the closing of the Bank of America Credit Agreement, we terminated our revolving credit agreement with Wells Fargo Bank, N.A. (the "Wells Fargo Credit Agreement") and satisfied in full the outstanding balance thereof through borrowings on the Bank of America Credit Agreement. We pay interest on any borrowings under the Bank of America Credit Agreement at LIBOR plus 1.25 percent (3.73 percent as of December 31, 2018), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Bank of America Credit Agreement only upon maturity, and as a result, have classified our outstanding borrowings as non-current on our consolidated balance sheet. At December 31, 2018, there is no outstanding balance under the Bank of America Credit Agreement.

The Bank of America Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency, leverage, and minimum EBITDA. In addition, the Bank of America Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Bank of America Credit Agreement. The Bank of America Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. We were in compliance with the debt covenants set forth in the Bank of America Credit Agreement as of December 31, 2018.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows (dollar amounts in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2016	$(11,231)	$(12)	$(11,243)
Activity, net of tax	(16)	(1)	(17)
Balance as of December 31, 2016	(11,247)	(13)	(11,260)
Activity, net of tax	1,113	15	1,128
Balance as of December 31, 2017	(10,134)	2	(10,132)
Activity, net of tax	(973)	(2)	(975)
Balance as of December 31, 2018	$(11,107)	—	$(11,107)

NOTE 11: INCOME TAXES

As of December 31, 2017 we recorded provisional amounts in our financial statements to estimate the impact of the 2017 Tax Reform Act. Changes to the 2017 provisional amounts recorded in the December 31, 2018 financial statements were not material to the 2018 financial results. Our financial statements were based on enacted law and related guidance received as of December 31, 2018. The U.S. Treasury has recently issued final regulations providing additional guidance on various provisions of the Tax Reform Act and it is expected that additional regulations and guidance will be forthcoming. We will continue to evaluate the impact, if any, of new regulations and guidance and will recognize any resulting impact in the period such guidance is received.

As a result of the Tax Reform Act, distributions of profits from foreign affiliates are not expected to result in material incremental U.S. tax impacts in the future. However, due to tax treaties between the U.S. and many of the jurisdictions in which we operate, some profit distributions may be subject to withholding taxes. Furthermore, new provisions of the Tax Reform Act such as GILTI (global intangible low-taxed income), FDII (foreign-derived intangible income), deduction limitations on interest expense and executive compensation, as well as other tax reform changes may impact our future taxes.

We have elected the period cost method (costs are treated as a current period expense when incurred) under U.S. GAAP as it relates to GILTI income inclusions in U.S. taxable income. Each reporting period we analyze our indefinite reinvestment assertions with respect to undistributed foreign earnings. As of December 31, 2018, we continue to assert that we do not intend to reinvest undistributed foreign earnings indefinitely in our foreign subsidiaries.

Income (loss) from continuing operations before provision (benefit) for income taxes are taxed under the following jurisdictions (dollar amounts in thousands):

Year Ended December 31,	2018	2017	2016
Domestic	$(10,069)	$(2,211)	$6,420
Foreign	13,269	5,433	2,846
Total	$3,200	$3,222	$9,266

Components of the provision (benefit) for income taxes from continuing operations for each of the three years in the period ended December 31, 2018 are as follows (dollar amounts in thousands):

Year Ended December 31,	2018	2017	2016
Current:
Federal	$(1,823)	$(1,240)	$1,987
State	(70)	(23)	498
Foreign	6,371	4,168	5,345
Subtotal	4,478	2,905	7,830
Deferred:
Federal	605	13,654	496
State	296	(248)	(14)
Foreign	(977)	728	279
Subtotal	(76)	14,134	761
Total provision for income taxes	$4,402	$17,039	$8,591

The provision (benefit) for income taxes, as a percentage of income from continuing operations before provision (benefit) for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	5.5	(5.5)	3.4
U.S. tax impact of foreign operations	102.5	1.0	(53.4)
Valuation allowance change	(13.9)	405.3	77.6
Unrecognized tax benefits	(58.7)	(91.1)	4.7
Domestic manufacturing deduction	—	—	(2.8)
Permanent foreign items	28.6	53.7	26.8
Withholding tax on royalties	20.0	—	—
Re-measurement of deferred tax assets/liabilities	—	117.6	—
Stock compensation	12.7	—	—
Tax return to provision differences	11.7	—	—
Elimination of provision on intercompany transactions	4.4	4.6	0.1
Other	3.8	8.2	1.3
Effective income tax rate	137.6%	528.8%	92.7%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated.

Adjustments relating to the U.S. impact of foreign operations increased the effective tax rate by 102.5 percentage points in 2018, increased the effective tax rate by 1.0 percentage points in 2017, and decreased the effective tax rate by 53.4 percentage points in 2016. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2018	2017	2016
Dividends received from foreign subsidiaries	—%	65.7%	65.9%
Foreign tax credits	(17.6)	(4.1)	(91.8)
Foreign tax rate differentials	37.3	(60.6)	(27.1)
Foreign withholding taxes	27.7	—	—
Transfer pricing adjustment	12.1	—	—
Impact of GILTI	43.0	—	—
Unremitted earnings	—	—	0.2
Other adjustments	—	—	(0.6)
Total	102.5%	1.0%	(53.4)%

The significant components of the deferred tax assets (liabilities) are as follows (dollar amounts in thousands):

As of December 31,	2018	2017
Inventory	$1,252	$2,268
Accrued liabilities	4,130	2,190
Deferred compensation	307	481
Equity-based compensation	2,359	3,091
Intangibles assets	151	142
Bad debts	114	95
Net operating losses	7,730	13,755
Foreign tax and withholding credits	13,300	14,572
Non-income tax accruals	—	41
Health insurance accruals	145	125
Other deferred tax assets	2,438	1,869
Capital loss carryforward	—	82
Valuation allowance	(20,256)	(24,024)
Total deferred tax assets	11,670	14,687
Other deferred tax liabilities	(2,009)	(1,255)
Accelerated depreciation	(2,161)	(5,919)
Total deferred tax liabilities	(4,170)	(7,174)
Total deferred taxes, net	$7,500	$7,513

The components of deferred tax assets (liabilities), net are as follows (dollar amounts in thousands):

As of December 31,	2018	2017
Net deferred tax assets	$9,056	$8,283
Net deferred tax liabilities	(1,556)	(770)
Total deferred taxes, net	$7,500	$7,513

Net deferred tax liabilities are included in other liabilities in the consolidated balance sheets.

We have provided a valuation allowance of $20.3 million and $24.0 million as of December 31, 2018 and 2017, respectively, for certain deferred tax assets, including foreign net operating losses, for which we cannot conclude it is more likely than not that they will be realized. We reviewed our tax positions and decreased the valuation allowance by approximately $3.8 million in 2018 primarily due to a domestic decrease of $1.3 million and a foreign decrease of $2.5 million. For financial reporting purposes, the release of these valuation allowances would reduce income tax expenses in the year released. At December 31, 2018, we had approximately $13.3 million of foreign tax and withholding credits. Of the $13.3 million credits, $12.9 million are foreign tax credits, most of which expire in 2024 and all of which are fully offset by a valuation allowance.

At December 31, 2018, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $7.7 million. The net operating losses will expire at various dates from 2019 through 2028, with the exception of those in some foreign jurisdictions where there is no expiration. The foreign net operating losses have a full valuation allowance recorded against them.

We are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We believe we have appropriately provided for income taxes for all years. Several factors drive the calculation of our tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) the issuance of tax rulings; and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to our reserves, which would impact our reported financial results.

Our U.S. federal income tax returns for 2015 through 2017 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2011 through 2019.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2018 and 2017 was $2.2 million and $4.6 million, respectively, all of which would favorably impact the effective tax rate if recognized. Included in these amounts is approximately $0.2 million and $1.7 million, respectively, of combined interest and penalties. We decreased interest and penalties approximately $0.2 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

During the years ended December 31, 2018, 2017 and 2016, we added approximately $0.2 million, $0.9 million and $1.4 million, respectively, to our liability for unrecognized tax benefits. Included in these amounts are approximately $0.1 million, $0.1 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to interest expense and penalties. In addition, we recorded a benefit related to the lapse of applicable statute of limitations of approximately $2.1 million, $2.3 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, all of which favorably impacted our effective tax rate.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years (dollar amounts in thousands):

Year Ended December 31,	2018	2017	2016
Unrecognized tax benefits, opening balance	$2,956	$4,908	$5,825
Settlement of liability reclassified as income tax payable	—	—	—
Payments on liability	—	—	—
Tax positions taken in a prior period
Gross increases	—	—	—
Gross decreases	(467)	(705)	—
Tax positions taken in the current period
Gross increases	92	716	1,182
Gross decreases	—	—	—
Lapse of applicable statute of limitations	(591)	(1,970)	(2,121)
Currency translation adjustments	(24)	7	22
Unrecognized tax benefits, ending balance	$1,966	$2,956	$4,908

We anticipate that liabilities related to unrecognized tax benefits will increase approximately $0 to $0.1 million within the next twelve months due to additional transactions related to commissions and transfer pricing.

We believe that it is reasonably possible that unrecognized tax benefits may change by $0 to $0.7 million within the next twelve months due to the expiration of statutes of limitations in various jurisdictions.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which we make such determination.

NOTE 12:  CAPITAL TRANSACTIONS

Dividends

The declaration of dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

On March 7, 2017, we announced a cash dividend of $0.10 per common share in the aggregate of $1.8 million, which was paid on April 3, 2017, to shareholders of record as of March 22, 2017.

On May 10, 2017, we announced that our Board of Directors elected to suspend the payment of quarterly dividends. Our Board of Directors will periodically evaluate our dividend policy in the future.

No dividends were declared for the year ended December 31, 2018.

Share-Based Compensation

During the year ended December 31, 2012, our shareholders adopted and approved the 2012 Incentive Plan. The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500,000 shares of common stock were originally authorized for the granting of awards under the 2012 Stock Incentive Plan. In January 2015, our shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

We also maintain the 2009 Incentive Plan, which was approved by shareholders in 2009. The 2009 Incentive Plan also provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. Under the 2012 Incentive Plan, any shares subject to award, or awards forfeited or reacquired by the Company issued under the 2009 Incentive Plan are available for award up to a maximum of 400,000 shares.

Stock Options

Our outstanding stock options include time-based stock options, which vest over differing periods ranging from the date of issuance up to 48 months from the option grant date; performance-based stock options, which have already vested upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options.

Stock option activity for 2018, 2017, and 2016 consisted of the following (share amounts in thousands, except for per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2016	1,683	$12.21
Granted	—	—
Forfeited or canceled	(124)	11.95
Exercised	(35)	4.74
Options outstanding at December 31, 2016	1,524	12.41
Granted	25	13.50
Forfeited or canceled	(142)	14.69
Exercised	(17)	12.06
Options outstanding at December 31, 2017	1,390	12.20
Granted	50	8.43
Forfeited or canceled	(227)	13.87
Exercised	(99)	6.10
Options outstanding at December 31, 2018	1,114	$12.23

During the year ended December 31, 2018, we granted options to purchase 50,000 shares of common stock under the 2012 Stock Incentive Plan to two members of our Board of Directors, which are composed of both time-based stock options and net sales performance-based stock options. These options were issued with a weighted-average exercise price of $8.43 per share and a weighted-average grant date fair value of $3.0 to $3.5 per share. All of the options issued have an option termination date of ten years from the option grant date.

During the year ended December 31, 2017, we granted options to purchase 25,000 shares of common stock under the 2012 Stock Incentive Plan to one member of our Board of Directors, which are composed of both time-based stock options and net sales performance-based stock options. These options were issued with a weighted-average exercise price of $13.50 per share and a weighted-average grant date fair value of $4.94 per share. All of the options issued have an option termination date of ten years from the option grant date.

During the year ended December 31, 2016, we did not grant any stock options to purchase shares of common stock under the 2012 Stock Incentive Plan to our executive officers and other employees.

For the years ended December 31, 2018, 2017, and 2016, we issued 99,000, 17,000, and 35,000 shares of common stock upon the exercise of stock options at an average exercise price of $6.10, $12.06, and $4.74 per share, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2018, 2017, and 2016 was $0.2 million, $17,000, and $0.2 million, respectively. For the years ended December 31, 2018, 2017, and 2016, we recognized $0.1 million, $17,000, and $0.1 million of tax benefits from the exercise of stock options during the period, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2018 and 2017:

	2018	2017
Weighted average grant date fair value of grants	$3.0 to $3.5	$4.94
Expected life (in years)	5.0	5.0
Risk-free interest rate	2.8	1.8
Expected volatility	38.2	39.8
Dividend yield	—	—

 Share-based compensation expense from time-based stock options for the years ended December 31, 2018, 2017, and 2016 was $0.2 million, $0.2 million and $0.8 million, respectively. As of December 31, 2018, 2017, and 2016, the unrecognized share-based compensation cost related to grants described above was $0, $13,000, and $0.3 million, respectively. As of December 31, 2018, there are no unvested options.

The following table summarizes information about options outstanding and exercisable at December 31, 2018 (share amounts in thousands, except per share information):

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Options Exercisable	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share
$2.35 to $9.99	103	5.3	$6.17	103	5.3	$6.17
$10.00 to $13.99	801	3.9	12.43	801	3.9	12.43
$14.00 to $17.70	210	6.0	14.47	210	6.0	14.47
	1,114			1,114

At December 31, 2018, the aggregate intrinsic value of outstanding options to purchase 1,114,000 shares of common stock and the exercisable options to purchase 1,114,000 shares of common stock was $0.2 million and $0.2 million, respectively. At December 31, 2017, the aggregate intrinsic value of outstanding options to purchase 1,390,000 shares of common stock, the exercisable options to purchase 1,293,000 shares of common stock, and options to purchase 92,000 shares of common stock expected to vest was $0.9 million, $0.9 million, and $0, respectively.

Restricted Stock Units

Our outstanding RSUs include time-based RSUs, which vest over differing periods ranging from 12 months up to 48 months from the RSU grant date, as well as performance-based RSUs, which upon achieving cumulative annual net sales growth targets over a rolling one-year period and performance-based RSUs, which vest upon achieving earnings-per-share targets over a rolling one-year period, as well as attaining certain EBITDA and stock price levels. RSUs given to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At December 31, 2018 and 2017, there were 80,000 and 96,000 vested RSUs given to the Board of Directors that had a restriction period.

Restricted stock unit activity for the period ended December 31, 2018, 2017, and 2016 is as follows: (share amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at January 1, 2016	744	$12.48
Granted	281	9.49
Issued	(154)	13.05
Forfeited	(33)	12.20
Units outstanding at December 31, 2016	838	11.39
Granted	274	12.62
Issued	(187)	12.23
Forfeited	(197)	12.07
Units outstanding at December 31, 2017	728	11.56
Granted	692	7.63
Issued	(257)	11.78
Forfeited	(105)	12.17
Units outstanding at December 31, 2018	1,058	8.87

During the year ended December 31, 2018, we granted 692,000 restricted stock units (RSUs) of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and net sales and earnings per share performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value $10.05 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over three year period from the grant date. The net sales and EBITDA performance-based RSUs were granted with a weighted-average grant date fair value of $11.20 per share and vest upon achieving net sales and EBITDA targets over a three year period from the grant date. The share-price performance-based RSUs were granted with a weighted-average grant date fair value of $4.73 per share and vest upon achieving share-price targets over a three year period from the grant date.

During the period ended December 31, 2017, we granted 274,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees. The time-based RSUs were granted with a weighted average grant date fair value of $12.26 per share and vest 12 monthly installments over a one year period from the grant date, or in annual installments over a three year period from the grant date. The net sales performance-based RSUs were granted with a weighted-average grant date fair value of $13.35 per share and vest upon achieving net sales targets over a three year period from the grant date.

During the period ended December 31, 2016, we granted 281,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees. The time-based RSUs were granted with a weighted average grant date fair value of $10.06 per share and vest in 12 monthly installments over a one year year period from the grant date, or in annual installments over a three year period from the grant date. The net sales performance-based RSUs were granted with a weighted-average grant date fair value of $8.16 per share and vest upon achieving net sales targets over a three year period from the grant date.

Except for share-price performance-based RSUs, RSUs are valued at the market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period. For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is approximately 11.9 percent for a common share.

Share-price performance-based RSUs were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Our assumptions include a performance period of three years, expected volatility of 50 percent, and a range of risk free rates between 2.1 percent and 2.9 percent.

Share-based compensation expense from RSUs for the period ended December 31, 2018, 2017, and 2016, was approximately $1.9 million, $2.0 million, and $2.4 million, respectively. As of December 31, 2018, and 2017, the unrecognized share-based compensation expense related to the grants described above was $1.8 million and $1.3 million, respectively. As of December 31, 2018, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.9 years.

Share-based compensation expense related to performance-based RSUs for the years ended December 31, 2018, 2017, and 2016, was approximately $82,000, $0, and $0, respectively. Should we attain all of the metrics related to the performance-based RSU grant, we would recognize up to $4.8 million of potential share-based compensation expense.

The number of shares issued upon vesting or exercise for restricted stock units granted, pursuant to our share-based compensation plans, is net of shares withheld to cover the minimum statutory withholding requirements that we pay on behalf of our employees, which was 60,000 and 43,000 shares for the years ended December 31, 2018 and 2017, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

NOTE 13:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

We sponsor a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2018, we made matching contributions of 70 percent of employee contributions up to a maximum of five percent of the employee’s compensation (the match was increased from 60 percent to 70 percent of employee contributions up to a maximum of five percent beginning in 2016). Our contributions to the plan vest after a period of three years. During 2018, 2017, and 2016, we contributed to the plan approximately $1.0 million, $1.1 million and $1.1 million, respectively.

We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain our assets until they are actually paid out to the participants. We have established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, we adjust our obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). We had deferred compensation plan assets of approximately $1.3 million and $2.0 million as of December 31, 2018, and 2017, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 14:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We lease certain facilities and equipment used in our operations and accounts for leases with escalating payments using the straight-line method. We incurred expenses of approximately $8.5 million, $7.4 million, and $6.6 million in connection with operating leases during 2018, 2017, and 2016, respectively. The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2018, were as follows (dollar amounts in thousands):

Year Ending December 31,
2019	$5,646
2020	4,692
2021	3,864
2022	2,367
2023	2,162
Thereafter	10,296
Total	$29,027

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate, or royalties on certain products. In 2018, 2017, and 2016, the aggregate amounts of these payments were $46,000, $10,000, and $0.1 million, respectively.

Legal Proceedings

We are party to various legal proceedings. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on our business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our business, financial position, results of operations, or cash flows for the period in which the ruling occurs and/or future periods. We maintain product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to us, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of December 31, 2018 and 2017, accrued liabilities include $0.3 million and $0.4 million related to non-income tax contingencies, respectively. While we believe that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.4 million.

Other Litigation

We are party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. We have accrued $1.7 million related to the estimated outcome of these proceedings as of December 31, 2018. In addition, we are party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.4 million.

Self-Insurance Liabilities

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury. During 2017 we secured product liability coverage to cover possible claims, and still maintain accruals for periods prior to us obtaining coverage. Prior to this, we accrued an amount that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims. However, there can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations or cash flows.

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

We review our self-insurance accruals on a quarterly basis and determine, based upon a review of our recent claims history and other factors, which portions of our self-insurance accruals should be considered short-term and long-term. We have accrued $1.1 million and $1.5 million for product liability and employee medical claims at December 31, 2018 and 2017, respectively, of which $0.7 million and $0.6 million was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

Government Regulations

We are subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and to our direct selling system. We are also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determinations that either us or our independent Distributors are not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on our operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations, or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on us and our operations. Although we believe that we are in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which we operate, no assurance can be given that our compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 15:  OPERATING BUSINESS SEGMENT AND INTERNATIONAL OPERATION INFORMATION

We have four business segments. These business segments are components of the Company for which separate information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing relative performance.

Our four business segments are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations, as well as the internal organization of our officers and their responsibilities and business operations. Three business segments operate under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and NSP China), and one business segment operates under the Synergy® WorldWide brand. The NSP Russia, Central and Eastern Europe segment also includes our wholesale business, in which we sell our products to various locally-managed entities independent of the Company that we have granted distribution rights for the relevant market. Net sales for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. We evaluate performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

In the fourth quarter of 2017, we moved the reporting of our wholesale business from the China and New Markets segment to the NSP Russia, Central and Eastern Europe segment. The net sales and contribution margin for the year ended December 31, 2016 were recast to reflect the change.

Reportable business segment information for the years ended December 31, 2018, 2017, and 2016 is as follows (dollar amounts in thousands):

Year Ended December 31,	2018	2017	2016
Net sales:
NSP Americas	$156,117	$166,017	$175,922
NSP Russia, Central and Eastern Europe	38,585	32,190	29,998
Synergy WorldWide	141,028	123,833	124,793
NSP China	29,080	19,989	10,446
Total net sales	364,810	342,029	341,159
Contribution margin (1):
NSP Americas	64,366	69,408	75,005
NSP Russia, Central and Eastern Europe	13,042	10,930	10,525
Synergy WorldWide	43,118	35,377	38,034
NSP China	23,256	15,307	6,748
Total contribution margin	143,782	131,022	130,312

Selling, general and administrative (2)	138,431	129,635	120,273
Operating income	5,351	1,387	10,039

Other income (loss), net	(2,151)	1,835	(773)
Income before provision for income taxes	$3,200	$3,222	$9,266
___________________________
(1) Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in the NSP China segment related to sales in China, occurring after the receipt of our direct selling license and pre-opening sales through Hong Kong, totaled $11.5 million, $7.2 million, and $4.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. These service fees are included in our selling, general and administrative expenses.

Year Ended December 31,	2018	2017	2016
Capital expenditures:
NSP Americas	$3,162	$3,965	$8,999
NSP Russia, Central and Eastern Europe	16	55	131
Synergy WorldWide	1,304	763	564
NSP China	321	603	430
Total capital expenditures	$4,803	$5,386	$10,124

Depreciation and amortization:
NSP Americas	$8,791	$7,884	$3,997
NSP Russia, Central and Eastern Europe	70	60	42
Synergy WorldWide	878	621	713
NSP China	67	69	56
Total depreciation and amortization	$9,806	$8,634	$4,808

As of December 31,	2018	2017
Assets:
NSP Americas	$115,322	$127,246
NSP Russia, Central and Eastern Europe	7,664	6,664
Synergy WorldWide	49,936	44,047
NSP China	20,094	17,238
Total assets	$193,016	$195,195

From an individual country perspective, only the United States and South Korea comprise approximately 10 percent or more of consolidated net sales for any of the years ended December 31, 2018, 2017, and 2016 as follows (dollar amounts in thousands):

Year Ended December 31,	2018	2017	2016
Net sales:
United States	$133,677	$140,860	$148,060
South Korea	72,207	52,020	57,637
Other	158,926	149,149	135,462
Total net sales	$364,810	$342,029	$341,159

Revenue generated by each of our product lines is set forth below (dollars in thousands):

Year Ended December 31,	2018	2017	2016
NSP Americas:
General health	$68,134	$74,492	$78,187
Immunity	18,430	20,451	19,185
Cardiovascular	11,491	11,454	12,677
Digestive	44,370	45,231	47,659
Personal care	6,701	7,260	7,537
Weight management	6,991	7,129	10,677
	156,117	166,017	175,922
NSP Russia, Central and Eastern Europe:
General health	$16,088	$14,813	$12,907
Immunity	4,095	3,530	3,349
Cardiovascular	2,841	2,166	2,212
Digestive	9,725	8,261	8,009
Personal care	4,711	2,330	2,370
Weight management	1,125	1,090	1,151
	38,585	32,190	29,998
Synergy WorldWide:
General health	$40,953	$31,973	$35,283
Immunity	481	508	620
Cardiovascular	59,765	50,702	51,684
Digestive	15,950	16,121	12,536
Personal care	7,873	8,532	8,981
Weight management	16,006	15,997	15,689
	141,028	123,833	124,793
NSP China:
General health	$2,720	$3,738	$1,551
Immunity	2,594	468	370
Cardiovascular	4,860	3,886	2,617
Digestive	10,978	8,361	4,323
Personal care	2,981	350	629
Weight management	4,947	3,186	956
	29,080	19,989	10,446
Total net sales	$364,810	$342,029	$341,159

From an individual country perspective, only the United States comprise 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

As of December 31	2018	2017
Property, plant and equipment
United States	$60,606	$65,928
Other	3,455	3,178
Total property, plant and equipment	$64,061	$69,106

NOTE 16:  RELATED PARTY TRANSACTIONS

Our joint venture in China borrowed $4.0 million and $2.0 million from the Company, during the years ended December 31, 2018 and 2017, respectively. Our joint venture in China borrowed $1.0 million and $0.5 million from our joint venture partner, during the years ended December 31, 2018 and 2017, respectively. These notes are payable in one year and bear interest of 3.0 percent. The note between the joint venture and the Company eliminates in consolidation.

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

The following table presents our hierarchy for assets measured at fair value on a recurring basis as of December 31, 2018 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,308	$—	$—	$1,308
Total assets measured at fair value on a recurring basis	$1,308	$—	$—	$1,308

The following table presents our hierarchy for assets measured at fair value on a recurring basis as of December 31, 2017 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,980	$—	$—	$1,980
Total assets measured at fair value on a recurring basis	$1,980	$—	$—	$1,980

Trading Investment securities - Our trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the years ended December 31, 2018 and 2017, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

During the years ended December 31, 2018 and 2017, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE 18:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables presents our unaudited summary of quarterly operations during 2018 and 2017 for each of three month periods ended March 31, June 30, September 30, and December 31 (dollar amounts in thousands, except per share information).

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net sales	$87,342	$91,266	$88,828	$97,374
Cost of sales	(22,713)	(24,278)	(23,161)	(25,539)
Gross profit	64,629	66,988	65,667	71,835

Volume incentives	31,362	31,492	30,511	31,972
Selling, general and administrative	32,386	33,310	31,643	41,092
Operating income (loss)	881	2,186	3,513	(1,229)
Other income (expense)	740	(1,807)	(353)	(731)
Income (loss) before income taxes	1,621	379	3,160	(1,960)
Provision for income taxes	1,288	441	1,821	852
Net income (loss)	333	(62)	1,339	(2,812)
Net income (loss) attributable to noncontrolling interests	(165)	(129)	(158)	104
Net income (loss) attributable to common shareholders	$498	$67	$1,497	$(2,916)

Basic and diluted net income (loss) per common share:

Basic earnings (loss) per share attributable to common shareholders:	$0.03	$—	$0.08	$(0.15)

Diluted earnings (loss) per share attributable to common shareholders:	$0.03	$—	$0.08	$(0.15)

Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the year.

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales	$83,098	$81,344	$89,301	$88,286
Cost of sales	(21,728)	(21,197)	(23,505)	(24,607)
Gross profit	61,370	60,147	65,796	63,679

Volume incentives	28,983	28,288	30,716	31,983
Selling, general and administrative	30,336	31,836	32,926	34,537
Operating income (loss)	2,051	23	2,154	(2,841)
Other income (expense), net	1,275	441	193	(74)
Income (loss) before income taxes	3,326	464	2,347	(2,915)
Provision (benefit) for income taxes	1,463	884	(1)	14,693
Net income (loss)	1,863	(420)	2,348	(17,608)
Net loss attributable to noncontrolling interests	(297)	(233)	(95)	(250)
Net income (loss) attributable to common shareholders	$2,160	$(187)	$2,443	$(17,358)

Basic and diluted net income (loss) per common share:

Basic earnings (loss) per share attributable to common shareholders:	$0.11	$(0.01)	$0.13	$(0.92)

Diluted earnings (loss) per share attributable to common shareholders:	$0.11	$(0.01)	$0.13	$(0.92)

Dividends declared per common share	$0.10	$—	$—	$—

Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the year.

During the fourth quarter of 2017, our provision for income taxes was affected by an addition of valuation allowances on U.S. foreign tax credits as a result of the Tax Reform Act, re-measurement of deferred tax assets and liabilities from 35 percent to 21 percent, and the impact of current year foreign losses that will not provide tax benefit. Our provision for income taxes is discussed in further detail in Note 11.

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

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2018. In addition, this item provides a discussion of management’s evaluation of internal control over financial reporting.

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

In connection with the preparation of our Annual Report as of December 31, 2018, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2018. Our internal control over financial reporting as of December 31, 2018 has been assessed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nature’s Sunshine Products, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 8, 2019, expressed an unqualified opinion on those financial statements.

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
March 8, 2019

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2018.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,168,758	$6.10	514,767
________________________________________________________________________

(1)
Consists of two plans:  The Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), and the Nature’s Sunshine Products, Inc. 2009 Stock Incentive Plan (the “2009 Incentive Plan”). The 2012 Incentive Plan was approved by our shareholders on August 1, 2012. An amendment to the 2012 Incentive Plan was approved by our shareholders on January 14, 2015, to increase the number of shares available for issuance under the 2012 Incentive Plan by 1,500,000. The 2009 Incentive Plan was approved by our shareholders on November 6, 2009. The terms of these plans are summarized in Note 12, “Capital Transactions”, in the Notes to Consolidated Financial Statements in Item 8, Part 2 of this report.

Other information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2018.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2018.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2018.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2018 and 2017

Consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2018, 2017, and 2016

Consolidated statements of cash flows for the years ended December 31, 2018, 2017, and 2016

Notes to consolidated financial statements

(a)(2)	List of Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained elsewhere in this report.

(a)(3)	List of Exhibits

Exhibit Index as seen below

LIST OF EXHIBITS

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation.
3.2(2)	Amended and Restated Bylaws.
10.1(3)*	Tax Deferred Retirement Plan, Restated January 1, 2012.
10.2(4)*	Supplemental Elective Deferral Plan, as Amended effective as of January 1, 2008.
10.3(5)	2009 Stock Incentive Plan.
10.4(5)*	Form of Award Agreement (2009 Stock Incentive Plan).
10.5(6)*	Employment Agreement, dated January 1, 2015, by and between the Company and Gregory L. Probert.
10.6(7)*	Stock Option Agreement, dated June 16, 2011, by and between the Company and Gregory L. Probert.
10.7(8)	2012 Stock Incentive Plan and Amendment No. 1 to 2012 Stock Incentive Plan.
10.8(8)*	Form of Award Agreement (2012 Stock Incentive Plan).
10.9(9)*	Employment Agreement, dated April 16, 2013, by and between the Company and Matthew L. Tripp.
10.10(10)*	Stock Option Agreement, dated May 6, 2013, by and between the Company and Matthew L. Tripp.
10.11(11)*	Employment Agreement, dated March 4, 2013, by and between the Company and Susan M. Armstrong.
10.12(12)*	Stock Option Agreement, dated February 11, 2014, by and between the Company and Susan M. Armstrong.
10.13(13)*	Employment Agreement, dated October 31, 2016, by and between the Company and Joseph W. Baty.
10.14(14) *	Employment Agreement, dated December 21, 2007, by and between the Company and Bryant J. Yates.
10.15 (15)*	Consulting Service Agreement, dated September 25, 2018, between the Company and Gregory L. Probert.
10.16 (16)*	Letter Agreement, dated September 25, 2018, between the Company and Gregory L. Probert.
10.17 (17)*	Executive Agreement, dated September 14, 2018, between the Company and Terrence Moorehead.
10.18 (18)*	Amendment to Executive Agreement, dated October 19, 2018, between the Company and Terrence Moorehead.
21(19)	List of Subsidiaries of Registrant.
23.1(19)	Consent of Independent Registered Public Accounting Firm.
31.1(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(19)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(19)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(19)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Annual Report on Form 10-K filed on March 13, 2015, and is incorporated herein by reference.
(4)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on March 14, 2016, and is incorporated herein by reference.
(5)	Previously filed as Appendix C to the Registrant’s Proxy Statement filed on October 19, 2009, and is incorporated herein by reference.
(6)	Previously filed as Exhibit 10.1 to the Current report on Form 8-K filed on February 19, 2015, and is incorporated herein by reference.
(7)	Previously filed as Exhibit 10.2 to the Current report on Form 8-K filed on June 22, 2011, and is incorporated herein by reference.
(8)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 15, 2015, and is incorporated herein by reference.
(9)	Previously filed as Exhibit 10.31 to the Annual Report on Form 10-K filed on March 17, 2014, and is incorporated herein by reference.
(10)	Previously filed as Exhibit 10.32 to the Annual Report on Form 10-K filed on March 17, 2014, and is incorporated herein by reference.
(11)	Previously filed as Exhibit 10.35 to the Annual Report on Form 10-K filed on March 13, 2015, and is incorporated herein by reference.
(12)	Previously filed as Exhibit 10.36 to the Annual Report on Form 10-K filed on March 13, 2015, and is incorporated herein by reference.
(13)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2016, and is incorporated herein by reference.
(14)	Previously filed as Exhibit 10.14 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(16)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(17)	Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(18)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2018, and is incorporated herein by reference.
(19)	Filed herewith.
*	Management contract or compensatory plan.

Item 15.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	March 8, 2019	By:	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence O. Moorehead	Chief Executive Officer	March 8, 2019
Terrence O. Moorehead	(Principal Executive Officer)

/s/ Kristine F. Hughes	Vice Chair of the Board	March 8, 2019
Kristine F. Hughes

/s/ Joseph W. Baty	Executive Vice President,	March 8, 2019
Joseph W. Baty	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Jia Hongfei	Director	March 8, 2019
Jia Hongfei

/s/ Robert B. Mercer	Director	March 8, 2019
Robert B. Mercer

/s/ Richard D. Moss	Director	March 8, 2019
Richard D. Moss

/s/ Mary Beth Springer	Director	March 8, 2019
Mary Beth Springer

/s/ Robert D. Straus	Director	March 8, 2019
Robert D. Straus

/s/ J. Christopher Teets	Director	March 8, 2019
J. Christopher Teets

/s/ Jeffrey D. Watkins	Director	March 8, 2019
Jeffrey D. Watkins

NATURE’S SUNSHINE PRODUCTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year
Year Ended December 31, 2018

Allowance for doubtful accounts receivable	$395	$818	$(754)	$—	$1	$460

Allowance for sales returns	270	1,787	(1,717)	—	(11)	329

Tax valuation allowance	24,024	270	(1,818)	(2,210)	(10)	20,256

Year Ended December 31, 2017

Allowance for doubtful accounts receivable	$205	$556	$(366)	$—	$—	$395

Allowance for sales returns	156	1,746	(1,644)	—	12	270

Tax valuation allowance	11,250	13,786	—	(865)	(147)	24,024

Year Ended December 31, 2016

Allowance for doubtful accounts receivable	$190	$305	$(290)	$—	$—	$205

Allowance for sales returns	94	1,435	(1,368)	—	(5)	156

Tax valuation allowance	6,565	5,638	(493)	—	(460)	11,250