Form 10-Q
period 2019-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2019-05-09
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34483

NATURE’S SUNSHINE PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Utah	87-0327982
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
2901 W Bluegrass Boulevard, Suite 100
Lehi, Utah 84043
(Address of principal executive offices and zip code)

(801) 341-7900
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated filer ☒
Non-accelerated filer ☐
Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	NATR	The NASDAQ Stock Market LLC

The number of shares of Common Stock, no par value, outstanding on April 30, 2019, was 19,273,275 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended March 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, but include the following:

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$45,404	$50,638
Accounts receivable, net of allowance for doubtful accounts of $485 and $460, respectively	8,259	7,751
Inventories	42,937	42,048
Prepaid expenses and other	6,697	6,388
Total current assets	103,297	106,825

Property, plant and equipment, net	61,961	64,061
Operating lease right-of-use assets	21,777	—
Investment securities - trading	1,405	1,308
Intangible assets, net	609	618
Deferred income tax assets	8,786	9,056
Other assets	10,944	11,148
	$208,779	$193,016

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,911	$5,219
Accrued volume incentives and service fees	20,772	20,562
Accrued liabilities	28,520	34,801
Deferred revenue	1,232	1,197
Related party note	1,530	1,530
Income taxes payable	1,286	3,378
Current portion of operating lease liabilities	4,088	—
Total current liabilities	62,339	66,687

Liability related to unrecognized tax benefits	2,128	2,192
Long-term portion of operating lease liabilities	18,818	—
Deferred compensation payable	1,405	1,308
Long-term deferred income tax liabilities	1,548	1,556
Other liabilities	519	705
Total liabilities	86,757	72,448

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,273 and 19,204 shares issued and outstanding, respectively	133,725	133,684
Accumulated deficit	(315)	(2,072)
Noncontrolling interests	35	63
Accumulated other comprehensive loss	(11,423)	(11,107)
Total shareholders’ equity	122,022	120,568
	$208,779	$193,016

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$91,272	$87,342
Cost of sales	(23,429)	(22,713)
Gross profit	67,843	64,629

Operating expenses:
Volume incentives	31,013	31,362
Selling, general and administrative	33,852	32,386
Operating income	2,978	881
Other income (expense), net	(48)	740
Income before provision for income taxes	2,930	1,621
Provision for income taxes	1,201	1,288
Net income	1,729	333
Net loss attributable to noncontrolling interests	(28)	(165)
Net income attributable to common shareholders	$1,757	$498

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.09	$0.03

Diluted earnings per share attributable to common shareholders	$0.09	$0.03

Weighted average basic common shares outstanding	19,268	19,010
Weighted average diluted common shares outstanding	19,585	19,353

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$1,729	$333
Foreign currency translation loss (net of tax)	(316)	(213)
Total comprehensive income	$1,413	$120

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Accumulated Deficit	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total
	Shares	Value
Balance at December 31, 2018	19,204	$133,684	$(2,072)	$63	$(11,107)	$120,568
Share-based compensation expense	—	230	—	—	—	230
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	69	(189)	—	—	—	(189)
Net income (loss)	—	—	1,757	(28)	—	1,729
Other comprehensive loss	—	—	—	—	(316)	(316)
Balance at March 31, 2019	19,273	$133,725	$(315)	$35	$(11,423)	$122,022

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,729	$333
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	31	46
Depreciation and amortization	2,496	2,601
Noncash lease expense	1,394	—
Share-based compensation expense	230	543
Gain on sale of property and equipment	45	—
Deferred income taxes	258	(46)
Purchase of trading investment securities	(40)	(50)
Proceeds from sale of trading investment securities	76	265
Realized and unrealized (gains) losses on investments	(133)	23
Foreign exchange (gains) losses	64	(967)
Changes in assets and liabilities:
Accounts receivable	(546)	683
Inventories	(1,038)	856
Prepaid expenses and other current assets	(357)	18
Other assets	117	27
Accounts payable	(281)	957
Accrued volume incentives and service fees	164	1,062
Accrued liabilities	(5,683)	(1,148)
Deferred revenue	35	(1,069)
Lease liabilities	(1,086)	—
Income taxes payable	(2,112)	(261)
Liability related to unrecognized tax benefits	(69)	68
Deferred compensation payable	97	(227)
Net cash provided by (used in) operating activities	(4,609)	3,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(387)	(489)
Net cash used in investing activities	(387)	(489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of revolving credit facility	(1,517)	(5,456)
Proceeds from revolving credit facility	1,517	—
Proceeds from borrowings on related party note	—	500
Proceeds from the exercise of stock awards	—	228
Tax benefit from stock awards	(189)	(466)
Net cash used in financing activities	(189)	(5,194)
Effect of exchange rates on cash and cash equivalents	(49)	1,362
Net decrease in cash and cash equivalents	(5,234)	(607)
Cash and cash equivalents at the beginning of the period	50,638	42,910
Cash and cash equivalents at the end of the period	$45,404	$42,303
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,346	$1,519
Cash paid for interest	24	103

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of March 31, 2019, and for the three-month periods ended March 31, 2019 and 2018. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2019.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Noncontrolling Interests

Noncontrolling interest decreased as a result of the net loss attributable to the noncontrolling interests by $28,000 and $0.2 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, noncontrolling interests were $35,000 and $0.1 million, respectively.

Restructuring related accruals and expenses

We recorded $1.6 million and $0 of restructuring related expenses during the three months ended March 31, 2019 and 2018, respectively, related to severance costs which were recorded in selling, general and administrative expenses. Accrued severance and rent costs were $1.6 million and $0.3 million as of March 31, 2019 and December 31, 2018, respectively.

Recent Accounting Pronouncements

We adopted the requirements of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842): Accounting for Leases effective January 1, 2019. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. See Note 8 - Leases for additional disclosure of the adoption of Topic 842.

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income. This update allows a reclassification of stranded tax effects, resulting from the Tax Cuts and Jobs Act 2017, from accumulated other comprehensive income to retained earnings. This ASU will be effective for annual periods beginning after December 15, 2018 with early adoption permitted. The adoption of ASU 2018-02 did not have a material effect on our results of operations, consolidated financial statements and footnote disclosures.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$11,353	$10,410
Work in progress	1,241	1,524
Finished goods	30,343	30,114
Total inventory	$42,937	$42,048

(3)    Investments

Our trading securities portfolio totaled $1.4 million at March 31, 2019, and $1.3 million at December 31, 2018, and generated realized gains of $0.1 million and $0 for the three months ended March 31, 2019 and 2018, respectively.

(4)    Revolving Credit Facility

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). We pay interest on any borrowings under the Bank of America Credit Agreement at LIBOR plus 1.25 percent (3.74 percent and 3.73 percent as of March 31, 2019 and December 31, 2018, respectively), and an annual commitment fee of 0.20 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified our outstanding borrowings as non-current on our condensed consolidated balance sheet as of March 31, 2019. At March 31, 2019 and December 31, 2018, the outstanding balance under the revolving credit facility was $0.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. We were in compliance with the debt covenants set forth in the Credit Agreement as of March 31, 2019.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2019 and 2018 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended March 31,
	2019	2018
Net income attributable to common shareholders:	$1,757	$498

Basic weighted average shares outstanding	19,268	19,010

Basic earnings per share attributable to common shareholders:	$0.09	$0.03

Diluted shares outstanding
Basic weighted-average shares outstanding	19,268	19,010
Stock-based awards	317	343
Diluted weighted-average shares outstanding	19,585	19,353

Diluted earnings per share attributable to common shareholders:	$0.09	$0.03

Potentially dilutive shares excluded from diluted-per-share amounts:
Stock-based awards	511	155

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Stock-based awards	1,032	1,148

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based options to purchase shares of common stock for which certain performance measures have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the periods presented.

(6)    Capital Transactions

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

We also maintain a stock incentive plan, which was approved by shareholders in 2009 (the “2009 Incentive Plan”). The 2009 Incentive Plan also provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. Under the 2012 Incentive Plan, any shares subject to award, or awards forfeited or reacquired by the Company issued under the 2009 Incentive Plan are available for award up to a maximum of 400,000 shares.

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

Stock option activity for the three-month period ended March 31, 2019, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2018	1,114	$12.23
Granted	—	—
Forfeited or canceled	(4)	12.07
Exercised	—	—
Options outstanding at March 31, 2019	1,110	12.23

Share-based compensation expense from time-based stock options for the three-month periods ended March 31, 2019 and 2018, was approximately $0 and $13,000, respectively. As of March 31, 2019 and December 31, 2018, the unrecognized share-based compensation expense related to the grants described above was $0.

At March 31, 2019, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 1,110,000 shares of common stock was $0.3 million. At December 31, 2018, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 1,114,000 shares of common stock shares of common stock was $0.2 million.

For the three-month period ended March 31, 2019, we did not grant any stock options to purchase shares of the common stock under the 2012 Stock Incentive Plan to our board members, executive officers or other employees.

For the three-month period ended March 31, 2018, we issued 30,000 shares of common stock upon the exercise of stock options at an average exercise price of $5.88 per share. The aggregate intrinsic values of options exercised during the three-month period ended March 31, 2018 was $0.2 million and we recognized $32,000 of tax benefits from the exercise of stock options during the period.

As of March 31, 2019 and December 31, 2018, we did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

Our outstanding RSUs include time-based RSUs, which vest over differing periods ranging from 12 months up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to sales growth, earnings-per-share, and/or stock price levels. RSUs given to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At March 31, 2019 and December 31, 2018, there were 93,000 and 80,000, respectively, vested RSUs given to the Board of Directors that had a restriction period.

Restricted stock unit activity for the three-month period ended March 31, 2019, is as follows (share amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2018	1,058	$8.87
Granted	281	6.98
Forfeited	(288)	10.57
Issued	(82)	11.56
Restricted Stock Units outstanding at March 31, 2019	969	7.59

During the three-month period ended March 31, 2019, we granted 281,000 RSUs under the 2012 Incentive Plan to our executive officers and other employees, which were composed of both time-based RSUs and share-price performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $8.61 per share and vest in annual installments over a three-year period from the grant date. The share-price performance-based RSUs were issued with a weighted-average grant date fair value of $4.38 per share and vest upon achieving share-price targets over a three-year period from the grant date.

Except for share-priced performance RSUs, RSUs are valued at market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period. For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is approximately 11.9 percent for a common share.

Share-price performance-based RSUs were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Our assumptions included performance periods of three years, expected volatility of 50 percent, and a range of risk free rates between 2.1 percent and 2.9 percent.

Share-based compensation expense from RSUs for the three-month periods ended March 31, 2019 and 2018, was approximately $0.1 million and $0.5 million, respectively. As of March 31, 2019 and December 31, 2018, the unrecognized share-based compensation expense related to the grants described above was $2.3 million and $1.8 million, respectively. As of March 31, 2019, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.7 years.

Share-based compensation expense related to performance-based RSUs for the three-month period ended March 31, 2019 and 2018 was $0.1 million and $0, respectively. Should we attain all of the metrics related to the performance-based RSU grant, we would recognize up to $2.7 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 11,000 and 40,000 shares for the three-month period ended March 31, 2019 and 2018, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Net sales:
NSP Americas	$38,667	$41,872
NSP Russia, Central and Eastern Europe	11,358	9,551
Synergy WorldWide	34,994	31,817
NSP China	6,253	4,102
Total net sales	91,272	87,342

Contribution margin (1):
NSP Americas	17,351	17,335
NSP Russia, Central and Eastern Europe	3,795	3,204
Synergy WorldWide	10,731	9,508
NSP China	4,953	3,220
Total contribution margin	36,830	33,267

Selling, general and administrative (2)	33,852	32,386
Operating income	2,978	881

Other income, net	(48)	740
Income before provision for income taxes	$2,930	$1,621
_________________________________________

(1) Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2) Service fees in the NSP China segment related to sales in China totaled $2.2 million and $1.5 million for the three-month periods ended March 31, 2019 and 2018, respectively. These service fees are included in our selling, general and administrative expenses.

From an individual country perspective, only the United States and South Korea comprised 10 percent or more of consolidated net sales for the three-month periods ended March 31, 2019 and 2018, as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Net sales:
United States	$33,961	$35,227
South Korea	18,528	14,584
Other	38,783	37,531
	$91,272	$87,342

Revenue generated by each of the Company’s product lines is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
NSP Americas:
General health	$16,918	$17,746
Immune	4,760	5,544
Cardiovascular	2,853	3,100
Digestive	11,051	11,712
Personal care	1,556	1,825
Weight management	1,529	1,945
	38,667	41,872
NSP Russia, Eastern and Central Europe:
General health	$4,599	$4,131
Immune	1,335	1,029
Cardiovascular	903	695
Digestive	2,854	2,431
Personal care	1,414	960
Weight management	253	305
	11,358	9,551
Synergy WorldWide:
General health	$10,932	$8,640
Immune	80	149
Cardiovascular	14,616	13,330
Digestive	3,929	3,825
Personal care	1,841	2,140
Weight management	3,596	3,733
	34,994	31,817
NSP China:
General health	$342	$343
Immune	77	146
Cardiovascular	750	561
Digestive	1,567	2,456
Personal care	2,465	253
Weight management	1,052	343
	6,253	4,102
	$91,272	$87,342

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	March 31, 2019	December 31, 2018
Property, plant and equipment:
United States	$58,969	$60,606
Other	2,992	3,455
Total property, plant and equipment	$61,961	$64,061

8) Leases

Adoption of ASU Topic 842

We adopted ASU No. 2016-02, Leases (Topic 842): Accounting for Leases, as of January 1, 2019. This update requires lessees to recognize right-of-use assets and lease liabilities arising from leases. We elected certain practical expedients permitted under the transition guidance. We elected the optional transition method that allows for a cumulative-effect adjustment and will not restate prior periods. Under the new guidance, all leases will continue to be classified as operating.

Adoption of the new standard resulted in recording of additional net operating lease right-of-use assets and lease liabilities of approximately $23.1 million and $24.0 million, respectively, as of January 1, 2019. The difference between the operating lease right-of-use assets and lease liabilities reflects deferred rent balances at the time of adoption. The standard did not materially impact consolidated net earnings and cash flows.

We lease certain retail stores, warehouses, distribution centers, and office spaces. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning in 2019 and later, we account for lease components including rent, real estate taxes and insurance costs separately from non-lease components like common-area maintenance fees. Most of our leases include one or more options to renew, with renewal terms that can extend the lease term for one or more years. The exercise of the lease option to renew is solely at our discretion.

Operating lease right-of-use assets and lease liabilities are as follows (dollar amounts in thousands):

	March 31, 2019	January 1, 2019
Assets
Operating lease right-of-use assets	$21,777	$23,143

Liabilities
Current	4,088	4,426
Long-term	18,818	19,566
Total operating lease liabilities	$22,906	$23,992

We had operating lease costs of approximately $1.6 million for the three-months ended March 31, 2019. We had short-term lease costs of approximately $46,000 for the three-months ended March 31, 2019. Short-term lease costs represent our costs with respect to leases with a duration of 12 months or less and are not reflected on our Condensed Consolidated Balance Sheets.

Supplemental cash flow information related to operating leases for the three-months ended March 31, 2019 was as follows:

•	Payments of $1.1 million against amounts included in the measurement of lease liabilities.

•	Lease assets obtained in exchange for lease liabilities totaled $23.1 million.

The weighted-average remaining lease term for operating leases was 7.6 years. The weight-average discount rate for operating leases was 4.23% .

There were no material operating leases that we have entered into and that were yet to commence as of March 31, 2019.

The approximate aggregate commitments under non-cancelable operating leases in effect at March 31, 2019 and December 31, 2018, were as follows (dollar amounts in thousands):

	March 31, 2019	December 31, 2018
2019	$4,155	$5,646
2020	4,671	4,692
2021	3,792	3,864
2022	2,326	2,367
2023	1,985	2,162
Thereafter	10,167	10,296
Total lease payments	$27,096	$29,027
Less: Imputed interest (1)	4,190
Present value of lease liabilities	$22,906

(1) Calculated using our corporate borrowing rate based on the term of each lease ranging from 4.09% to 4.29%.

(9)    Income Taxes

For the three months ended March 31, 2019 and 2018, our provision for income taxes, as a percentage of income before income taxes was 41.0 percent and 79.5 percent, respectively, compared with U.S. federal statutory rates of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2019, was primarily attributed to current year foreign losses that presently do not provide future tax benefit, as well as net unfavorable foreign items.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2018, was primarily attributed to foreign losses in the period, primarily related to China, that did not provide future tax benefit as well as net unfavorable foreign items.

As the U.S. Department of the Treasury is working on finalizing Treasury Regulations with respect to the Tax Cuts and Jobs Act (Tax Reform Act), future changes could likewise affect recorded deferred tax assets and liabilities in later periods. Management is not aware of any such additional changes that would have a material effect on our results of operations, cash flows or financial position.

Our U.S. federal income tax returns for 2015 through 2017, are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2012 through 2018.

As of March 31, 2019 and December 31, 2018, we had accrued $2.1 million and $2.2 million, respectively, related to unrecognized tax positions. This net decrease was primarily attributed to decreases in foreign tax contingencies.

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. Although we believe our tax estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which we make such determination.

(10)    Commitments and Contingencies

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of March 31, 2019 and December 31, 2018, accrued liabilities were $0.3 million and $0.3 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of those matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.4 million.

Other Litigation

We are party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. As of March 31, 2019 and December 31, 2018, accrued liabilities were $1.9 million and $1.7 million, respectively, related to the estimated outcome of these proceedings. In addition, we are party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided.  We believe future payments related to these matters could range from $0 to approximately $0.4 million.

(11)     Related Party Transactions

During the three months ended March 31, 2019 and 2018, our joint venture in China borrowed $0 and $2.0 million from the Company, respectively. These notes are payable in one year and bear interest of 3.0 percent. As of March 31, 2019 and December 31, 2018 outstanding borrowings by the joint venture from the Company were $6.1 million and $6.0 million, respectively. These notes eliminate in consolidation.

During the three months ended March 31, 2019 and 2018, our joint venture in China borrowed $0 and $0.5 million from our joint venture partner, respectively. These notes are payable in one year and bear interest of 3.0 percent. As of March 31, 2019 and December 31, 2018 outstanding borrowings by the joint venture from our JV partner were $1.5 million and $1.5 million, respectively. These notes are presented as current liabilities on the Condensed Consolidated Balance Sheets.

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

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of March 31, 2019 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,405	—	—	$1,405
Total assets measured at fair value on a recurring basis	$1,405	$—	$—	$1,405

The following table presents the Company’s hierarchy for its assets, measured at fair value on a recurring basis, as of December 31, 2018 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,308	—	—	$1,308
Total assets measured at fair value on a recurring basis	$1,308	$—	$—	$1,308

Trading investment securities — The Company’s trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the three months ended March 31, 2019, and for the year ended December 31, 2018, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected on the consolidated balance sheet for the revolving credit facility approximate fair value due to it being variable-rate debt. During the three months ended March 31, 2019 and 2018, the Company did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Contract Liabilities - Customer Loyalty Programs

We record contract liabilities for loyalty point program in deferred revenue. These programs are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The following table presents changes in these contract liability balances for the three-month period ended March 31, 2019 (U.S. dollars in thousands):

Outstanding at December 31, 2018	$1,079
Increase (decrease) attributed to:
Customer loyalty net deferrals	1,935
Customer loyalty redemptions	(1,891)
Outstanding at March 31, 2019	$1,123

The table above excludes liability for sales returns, as they are insignificant.

Disaggregation of Revenue

Our products are grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. We have four business segments that are divided based on the different characteristics of their distributor and customer bases, distributor compensation plans and product formulations. Three business segments operate under the Nature’s Sunshine Products brand and one business segment operates under the Synergy® WorldWide brand. See Note 7, Segment Information, for further information on our reportable segments and our presentation of disaggregated revenue by reportable segment and product category.

Practical Expedients and Exemptions

We have made the accounting policy election to treat shipping and handling as a fulfillment activity rather than a promised service under Topic 606.

We generally expense volume incentives when incurred because the amortization period would have been one year or less.

All of our contracts with customers have a duration of less than one year, the value of any unsatisfied performance obligations is insignificant.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018.

OVERVIEW

We are a natural health and wellness company primarily engaged in the manufacture and sale of nutritional and personal care products. We are a Utah corporation with our principal place of business in Lehi, Utah, and sell our products to a sales force of independent distributors who uses the products themselves or resells them to consumers.

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

In the first quarter of 2019, the Company experienced an increase in its consolidated net sales of 4.5 percent (or 7.1 percent in local currencies) compared to the same period in 2018. NSP Russia, Central and Eastern Europe net sales increased approximately 18.9 percent (or 20.8 percent in local currencies) compared to the same period in 2018. NSP Americas net sales decreased approximately 7.7 percent compared to the same period in 2018, (or 7.0 percent in local currencies). NSP China net sales increased approximately 52.4 percent compared to the same period in 2018 (or 61.4 percent in local currencies). Synergy WorldWide net sales increased approximately 10.0 percent compared to the same period in 2018 (or 14.7 percent in local currencies). The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian and European markets, resulted in a $2.3 million decrease of our net sales during the quarter.

Selling, general and administrative expenses increased $1.5 million during the three months ended March 31, 2019 compared to the same period in 2018, but as a percentage of net sales were constant at 37.1 percent. The increase in dollars was primarily the result of restructuring charges of $1.6 million recorded during the period.

We distribute our products to consumers through an independent sales force comprised of independent Managers and Distributors, many of whom also consume our products. Typically a person who joins our independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 14,000 and 13,700 and active independent Distributors and customers were approximately 232,800 and 224,100 at March 31, 2019 and 2018, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$91,272	100.0%	$87,342	100.0%	$3,930	4.5%
Cost of sales	(23,429)	(25.7)	(22,713)	(26.0)	(716)	(3.2)
Gross Profit	67,843	74.3	64,629	74.0	3,214	5.0
Volume incentives	31,013	34.0	31,362	35.9	(349)	(1.1)
SG&A expenses	33,852	37.1	32,386	37.1	1,466	4.5
Operating income	2,978	3.3	881	1.0	2,097	238.0
Other income (expense), net	(48)	(0.1)	740	0.8	(788)	(106.5)
Income before income taxes	2,930	3.2	1,621	1.9	1,309	80.8
Provision for income taxes	1,201	1.3	1,288	1.5	(87)	(6.8)
Net income	$1,729	1.9%	$333	0.4%	$1,396	419.2%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
NSP Americas:
NSP North America	$33,595	$35,605	(5.6)%	$(134)	(5.3)%
NSP Latin America	5,072	6,267	(19.1)	(124)	(17.1)
	38,667	41,872	(7.7)	(258)	(7.0)
NSP Russia, Central and Eastern Europe	11,358	9,551	18.9	(181)	20.8
Synergy WorldWide:
Synergy Asia Pacific	27,344	23,707	15.3	(1,103)	20.0
Synergy Europe	4,723	5,656	(16.5)	(387)	(9.7)
Synergy North America	2,927	2,454	19.3	—	19.3
	34,994	31,817	10.0	(1,490)	14.7
NSP China	6,253	4,102	52.4	(366)	61.4
	$91,272	$87,342	4.5%	$(2,295)	7.1%

Consolidated net sales for the three months ended March 31, 2019, were $91.3 million compared to $87.3 million for the same period in 2018, or an increase of approximately 4.5 percent. The increase was primarily related to product sales in NSP China, growth in NSP Russia, Central and Eastern Europe, and continued growth in Synergy Asia. Growth in these markets was offset by declines in the NSP Americas markets and Synergy Europe markets. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, our consolidated net sales would have increased 7.1 percent from the same period in 2018.

NSP Americas

Net sales related to NSP Americas for the three months ended March 31, 2019, were $38.7 million, compared to $41.9 million for the same period in 2018, or a decrease of 7.7 percent. In local currency, net sales decreased 7.0 percent, compared to the same period in 2018. The declines for the NSP Americas business are further discussed in United States and Latin America commentary below. Active independent Managers within NSP Americas totaled approximately 6,200 and 6,500 at March 31, 2019 and 2018, respectively. Active independent Distributors and customers within NSP Americas totaled approximately 104,100 and 107,700 at March 31, 2019 and 2018, respectively. Our decrease in Distributor recruiting and retention in the U.S. resulted in decline in the number of our independent Managers, Distributors and customers by 3.3 percent and 4.6 percent, respectively, compared to the prior year.

Notable activity in the following markets contributed to the results of NSP Americas:

In the United States, net sales decreased approximately $1.7 million, or 5.3 percent, for the three months ended March 31, 2019, compared to the same period in 2018. The decline in the market is mainly due to a decrease in Distributor recruiting and retention. We continue to work with leaders in the U.S. to improve recruiting and retention results.

In Latin America, net sales decreased approximately $1.2 million, or 19.1 percent, for the three months ended March 31, 2019, compared to the same period in 2018. In local currency, net sales decreased 17.1 percent compared to the same period in 2018. Currency devaluation had a $0.1 million unfavorable impact on net sales for the three months ended March 31, 2019. The decline in the market is mainly due to decreases in Distributor retention and average purchase size.

NSP Russia, Central and Eastern Europe

Net sales related to NSP Russia, Central and Eastern Europe markets (primarily Russia, the Ukraine, Poland, and Belarus), for the three months ended March 31, 2019, were $11.4 million, compared to $9.6 million for the same period in 2018, an increase of 18.9 percent. The functional currency for most of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $0.2 million unfavorable impact on net sales for the three months ended March 31, 2019. Net sales increased primarily as a result of the relative stabilization of the Russian ruble against the U.S. dollar and product promotions that have improved distributor engagement. Active independent Managers within NSP Russia, Central and Eastern Europe totaled approximately 3,800 and 3,500 at March 31, 2019 and 2018, respectively. Active independent Distributors and customers within NSP Russia, Central and Eastern Europe totaled approximately 79,000 and 69,100 at March 31, 2019 and 2018, respectively.

Synergy WorldWide

Synergy WorldWide reported net sales for the three months ended March 31, 2019, of $35.0 million, compared to $31.8 million for the same period in 2018, an increase of 10.0 percent. Fluctuations in foreign exchange rates had a $1.5 million unfavorable impact on net sales for the three months ended March 31, 2019. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Synergy WorldWide would have increased by 14.7 percent from the same period in 2018. The increase for the Synergy Worldwide business is further discussed below. Active independent Managers within Synergy WorldWide totaled approximately 4,000 and 3,700 at March 31, 2019 and 2018, respectively. Active independent Distributors and customers within Synergy WorldWide totaled approximately 49,700 and 47,300 at March 31, 2019 and 2018, respectively.

Notable activity in the following markets contributed to the results of Synergy WorldWide:

In South Korea, net sales increased $3.9 million, or 27.0 percent, for the three months ended March 31, 2019, compared to the same period in 2018. In local currencies, net sales increased 33.3 percent compared to the same period in 2018. The increase in local currency net sales was the result of an increased distributor involvement and focus on core products for the market.

In Japan, net sales increased approximately $0.4 million, or 8.2 percent, for the three months ended March 31, 2019, compared to the same period in 2018. In local currencies, net sales increased 10.0 percent compared to the same period in 2018. We attribute the increase in net sales in Japan primarily to the introduction of new products and the implementation of programs intended to stimulate activity which had a positive impact on market sales volume.

In Europe, net sales decreased approximately $0.9 million, or 16.5 percent, for the three months ended March 31, 2019, compared to the same period in 2018. In local currency net sales decreased 9.7 percent compared to the same period in 2018. The decrease in net sales is primarily due to a decrease in Distributor recruiting and retention in certain European countries and a reduction in sales activity in the market's Scandinavian countries.

In North America, net sales increased approximately $0.5 million, or 19.3 percent, for the three months ended March 31, 2019, compared to the same period in 2018. The increase in sales is primarily driven by growth initiatives implemented to more effectively support recruiting and Distributor training and motivation.

NSP China

NSP China had net sales for the three months ended March 31, 2019, of $6.3 million, compared to $4.1 million for the same period in 2018, an increase of 52.4 percent. Fluctuations in foreign exchange rates had $0.4 million unfavorable impact on net sales for the three months ended March 31, 2019. In local currency, net sales increased 61.4 percent for the three months ended March 31, 2019, compared to 2018. NSP China continues to show growth primarily due to initiatives designed to increase independent service providers’ engagement levels and gain market share.

Further information related to NSP Americas, NSP Russia, Central and Eastern Europe, Synergy WorldWide, and NSP China business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales decreased to 25.7 percent for the three months ended March 31, 2019, compared to 26.0 percent for the same period in 2018. The decrease in cost of sales percentage is driven by favorable changes in market mix.

Volume Incentives

Volume incentives as a percent of net sales decreased to 34.0 percent for the three months ended March 31, 2019, compared to 35.9 percent in 2018. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include payroll and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communication costs, bank fees, depreciation and amortization, independent service fees in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by approximately $1.5 million to $33.9 million for the three months ended March 31, 2019. Selling, general and administrative expenses were 37.1 percent of net sales for the three months ended March 31, 2019, compared to 37.1 percent for the same period in 2018.

The increase in selling, general and administrative expenses for the three months ended March 31, 2019, was primarily related to $1.6 million of U.S. restructuring related costs.

 Other Income (Expense), Net

Other income (expense) net, for the three months ended March 31, 2019, decreased $0.8 million as compared to the same period in 2018. Other income for the three months ended March 31, 2019, primarily consisted of foreign exchange losses.

Income Taxes

For the three months ended March 31, 2019 and 2018, our provision for income taxes, as a percentage of income before income taxes was 41.0 percent and 79.5 percent, respectively, compared with U.S. federal statutory rates of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2019, was primarily attributed to current year foreign losses that presently do not provide future tax benefit, as well as net unfavorable foreign items.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2018, was primarily attributed to foreign losses in the period, primarily related to China, that did not provide future tax benefit, as well as net unfavorable foreign items.

Our U.S. federal income tax returns for 2015 through 2017, are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2012 through 2018.

As of March 31, 2019 and December 31, 2018, we had accrued $2.1 million and $2.2 million, respectively, related to unrecognized tax positions. This net decrease was primarily attributed to decreases in foreign tax contingencies.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2019 and 2018, by business segment.

Distribution and Selling

Our independent distributors, also known as Managers and Distributors, markets our products to customers through direct selling techniques and sponsor other independent distributors who also market our products to customers. We seek to motivate and provide incentives to our independent distributors by offering high quality products and providing independent distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

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

As of March 31, 2019, we had approximately 232,800 "active independent Distributors and customers" (as defined below). A person who joins our independent sales force begins as an independent distributor. Many independent distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of March 31, 2019, we had approximately 14,000 "active independent Managers" (as defined below) worldwide. In many of our markets, our independent Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended March 31, 2019 and 2018, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of March 31,

	2019		2018
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	215,500	6,200	226,700	6,500
NSP Russia, Central and Eastern Europe	154,200	3,800	140,700	3,500
Synergy WorldWide	110,400	4,000	109,700	3,700
	480,100	14,000	477,100	13,700

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of March 31,

	2019		2018
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	104,100	6,200	107,700	6,500
NSP Russia, Central and Eastern Europe	79,000	3,800	69,100	3,500
Synergy WorldWide	49,700	4,000	47,300	3,700
	232,800	14,000	224,100	13,700

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

The following tables provide information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Quarter Ended March 31,

	2019		2018
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	23,900	500	21,700	800
NSP Russia, Central and Eastern Europe	18,300	300	10,500	200
Synergy WorldWide	17,500	800	15,600	800
	59,700	1,600	47,800	1,800

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

 The following tables provide information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Twelve Months Ended March 31,

	2019		2018
	Distributors & Customers	Managers	Distributors & Customers	Managers
NSP Americas	82,700	1,900	78,200	2,300
NSP Russia, Central and Eastern Europe	60,000	1,000	38,200	700
Synergy WorldWide	70,400	3,200	67,900	2,900
	213,100	6,100	184,300	5,900

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

 LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2019, working capital was $41.0 million, compared to $40.1 million as of December 31, 2018. At March 31, 2019,we had $45.4 million in cash and cash equivalents, of which $37.4 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating activities	$(4,609)	$3,714
Investing activities	(387)	(489)
Financing activities	(189)	(5,194)

Operating Activities

For the three months ended March 31, 2019, operating activities used cash in the amount of $4.6 million, compared to cash provided in the amount of $3.7 million for the same period in 2018. Operating cash flows decreased due to the timing of payments and receipts for accounts receivable, inventory, accounts payable, accrued liabilities, accrued volume incentives and service fees, and income taxes payable.

Investing Activities

For the three months ended March 31, 2019, investing activities used cash in the amount of $0.4 million, compared to $0.5 million for the same period in 2018. Capital expenditures related to the purchase of equipment, computer systems and software for the three months ended March 31, 2019 and 2018, were $0.4 million and $0.5 million, respectively.

Financing Activities

For the three months ended March 31, 2019, financing activities used cash in the amount of $0.2 million, compared to cash used in the amount of $5.2 million for the same period in 2018. For the three months ended March 31, 2019, we had $0 net borrowings due to improvements in our overall cash position compared to the same period in 2018. In the three months ended March 31, 2018, we made principal payments of $5.5 million.

During the three months ended March 31, 2019 and 2018, our joint venture in China borrowed $0 and $0.5 million from our joint venture partner, respectively. These notes are payable in one year and bear interest of 3.0 percent.

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million that matures on July 11, 2020 (the “Credit Agreement”). We pay interest on any borrowings under the Credit Agreement at LIBOR plus 1.25 percent (3.74 percent and 3.73 percent as of March 31, 2019 and December 31, 2018, respectively), an annual commitment fee of 0.2 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and, as a result, have classified our outstanding borrowings as non-current on our condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, we had no outstanding amounts under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. Effective June 30, 2018, the Company and Bank of America amended the Credit Agreement to modify certain financial covenants. As of March 31, 2019, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2018. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Revenue Recognition

Our revenue recognition practices are discussed in Note 13, “Revenue Recognition,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Incentive Trip Accrual

We accrue for expenses associated with our direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyzes incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. It is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by us when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

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

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in several countries and intend to grow our international operations. Net sales, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lessor extent, changes in U.S. laws and regulations relating to international trade and investment. For further information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None.

Item 1A.            RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of its Annual Report on Form 10-K for the year ended December 31, 2018.

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

Nature's Sunshine Products, Inc.

Date:	May 9, 2019	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer

Date:	May 9, 2019	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer