Form 10-Q
period 2019-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2019-08-09
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

(801) 341-7900
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	NATR	Nasdaq Capital Market

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

The number of shares of Common Stock, no par value, outstanding on August 2, 2019, was 19,302,281 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended June 30, 2019

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

PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$46,341	$50,638
Accounts receivable, net of allowance for doubtful accounts of $454 and $460, respectively	8,727	7,751
Inventories	43,928	42,048
Prepaid expenses and other	6,593	6,388
Total current assets	105,589	106,825

Property, plant and equipment, net	61,911	64,061
Operating lease right-of-use assets	26,361	—
Investment securities - trading	1,432	1,308
Intangible assets, net	616	618
Deferred income tax assets	8,724	9,056
Other assets	11,618	11,148
Total assets	$216,251	$193,016

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,998	$5,219
Accrued volume incentives and service fees	20,296	20,562
Accrued liabilities	28,077	34,801
Deferred revenue	2,235	1,197
Related party note payable	1,585	1,530
Income taxes payable	2,173	3,378
Current portion of operating lease liabilities	5,241	—
Total current liabilities	63,605	66,687

Liability related to unrecognized tax benefits	2,157	2,192
Long-term portion of operating lease liabilities	22,418	—
Deferred compensation payable	1,432	1,308
Long-term deferred income tax liabilities	1,556	1,556
Other liabilities	345	705
Total liabilities	91,513	72,448

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,302 and 19,204 shares issued and outstanding, respectively	134,342	133,684
Retained earnings (accumulated deficit)	2,374	(2,072)
Noncontrolling interest (deficit)	(25)	63
Accumulated other comprehensive loss	(11,953)	(11,107)
Total shareholders’ equity	124,738	120,568
Total liabilities and shareholders’ equity	$216,251	$193,016

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net sales	$90,724	$91,266
Cost of sales	23,865	24,278
Gross profit	66,859	66,988

Operating expenses:
Volume incentives	31,302	31,492
Selling, general and administrative	31,019	33,310
Operating income	4,538	2,186
Other income (loss), net	306	(1,807)
Income before provision for income taxes	4,844	379
Provision for income taxes	2,215	441
Net income (loss)	2,629	(62)
Net loss attributable to noncontrolling interests	(60)	(129)
Net income attributable to common shareholders	$2,689	$67

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.14	$—

Diluted earnings per share attributable to common shareholders	$0.14	$—

Weighted average basic common shares outstanding	19,291	19,105
Weighted average diluted common shares outstanding	19,602	19,402

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Net sales	$181,996	$178,608
Cost of sales	47,294	46,991
Gross profit	134,702	131,617

Operating expenses:
Volume incentives	62,315	62,854
Selling, general and administrative	64,871	65,696
Operating income	7,516	3,067
Other income (loss), net	258	(1,067)
Income before provision for income taxes	7,774	2,000
Provision for income taxes	3,416	1,729
Net income	4,358	271
Net loss attributable to noncontrolling interests	(88)	(294)
Net income attributable to common shareholders	$4,446	$565

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.23	$0.03

Diluted earnings per share attributable to common shareholders	$0.23	$0.03

Weighted average basic common shares outstanding	19,280	19,058
Weighted average diluted common shares outstanding	19,596	19,408

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net income (loss)	$2,629	$(62)
Foreign currency translation loss, net of tax	(530)	(53)
Total comprehensive income (loss)	$2,099	$(115)

	Six Months Ended June 30,
	2019	2018
Net income	$4,358	$271
Foreign currency translation loss (net of tax)	(846)	(266)
Total comprehensive income	$3,512	$5

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings (Accumulated Deficit)	Noncontrolling Interest (Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2018	19,204	$133,684	$(2,072)	$63	$(11,107)	$120,568
Share-based compensation expense	—	851	—	—	—	851
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	98	(193)	—	—	—	(193)
Net income (loss)	—	—	4,446	(88)	—	4,358
Other comprehensive loss	—	—	—	—	(846)	(846)
Balance at June 30, 2019	19,302	$134,342	$2,374	$(25)	$(11,953)	$124,738

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,358	$271
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	30	255
Depreciation and amortization	4,987	5,012
Non-cash lease expense	2,792	—
Share-based compensation expense	851	1,124
Loss (gain) on sale of property, plant and equipment	3	(2,267)
Deferred income taxes	365	(744)
Purchase of trading investment securities	(57)	(96)
Proceeds from sale of trading investment securities	105	566
Realized and unrealized gains on investments	(173)	(11)
Foreign exchange (gains) losses	(205)	834
Changes in assets and liabilities:
Accounts receivable	(1,035)	369
Inventories	(2,052)	2,317
Prepaid expenses and other current assets	(259)	(1,471)
Other assets	(767)	(164)
Accounts payable	(1,226)	(28)
Accrued volume incentives and service fees	(235)	673
Accrued liabilities	(6,203)	4,762
Deferred revenue	1,039	(1,795)
Lease liabilities	(2,340)	—
Income taxes payable	(1,207)	197
Liability related to unrecognized tax benefits	(40)	68
Deferred compensation payable	125	(435)
Net cash (used in) provided by operating activities	(1,144)	9,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,774)	(2,671)
Proceeds from sale of property, plant and equipment	—	2,558
Net cash used in investing activities	(2,774)	(113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of revolving credit facility	(547)	(33,483)
Proceeds from revolving credit facility	547	27,512
Proceeds from related party borrowing	—	500
Proceeds from the exercise of stock awards	—	410
Tax benefit from stock awards	(193)	(465)
Net cash used in financing activities	(193)	(5,526)
Effect of exchange rates on cash and cash equivalents	(186)	190
Net (decrease) increase in cash and cash equivalents	(4,297)	3,988
Cash and cash equivalents at the beginning of the period	50,638	42,910
Cash and cash equivalents at the end of the period	$46,341	$46,898
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$3,895	$2,272
Cash paid for interest	63	160

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of June 30, 2019, and for the three and six-month periods ended June 30, 2019 and 2018. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2019.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Noncontrolling Interests

Noncontrolling interests decreased as a result of the net loss attributable to the noncontrolling interests by $0.1 million and $0.3 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, noncontrolling deficits were $25,000 and noncontrolling interests were $0.1 million, respectively.

Restructuring Related Accruals and Expenses

We recorded $0.4 million and $2.0 million of restructuring related expenses during the three and six months ended June 30, 2019, respectively. We recorded no restructuring related expenses during the three and six months ended June 30, 2018. Accrued severance and restructuring related costs were $1.0 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively.

During the second quarter of 2018, we announced the retirement of our Chief Executive Officer. As a result, we recorded $1.5 million of transition-related expenses during the three and six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, accrued transition costs were $0.6 million and $1.0 million, respectively.

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

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income. This update allows a reclassification of stranded tax effects, resulting from the Tax Cuts and Jobs Act 2017, from accumulated other comprehensive income to retained earnings. This ASU is effective for annual periods beginning after December 15, 2018 with early adoption permitted. The adoption of ASU 2018-02 did not have a material effect on our results of operations, consolidated financial statements and footnote disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820 based on the consideration of costs and benefits to promote the appropriate exercise and discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. We are evaluating the potential impact of this adoption on our consolidated financial statements.

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$11,605	$10,410
Work in progress	1,286	1,524
Finished goods	31,037	30,114
Total inventories	$43,928	$42,048

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $1.4 million at June 30, 2019, and $1.3 million at December 31, 2018, and generated gains of $40,000 and $34,000 for the three months ended June 30, 2019 and 2018, respectively, and $173,000 and $11,000 for the six months ended June 30, 2019 and 2018, respectively.

(4)    Revolving Credit Facility

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). We pay interest on any borrowings under the Credit Agreement at LIBOR plus 1.25 percent (3.65 percent and 3.73 percent as of June 30, 2019 and December 31, 2018), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified our outstanding borrowings as non-current on our condensed consolidated balance sheet as of June 30, 2019. At June 30, 2019, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. As of June 30, 2019, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2019 and 2018 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$2,689	$67	$4,446	$565

Basic weighted average shares outstanding	19,291	19,105	19,280	19,058

Basic earnings per share attributable to common shareholders	$0.14	$—	$0.23	$0.03

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,291	19,105	19,280	19,058
Stock-based awards	311	297	316	350
Diluted weighted-average shares outstanding	19,602	19,402	19,596	19,408

Diluted earnings per share attributable to common shareholders	$0.14	$—	$0.23	$0.03

Dilutive shares excluded from diluted-per-share amounts:
Stock options	445	330	445	330

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	838	1,160	862	1,160

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

(6)    Capital Transactions

Share-Based Compensation

During the year ended December 31, 2012, our shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”).  The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards.  The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award, as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500,000 shares of our common stock were originally authorized for the granting of awards under the 2012 Incentive Plan. In 2015, our shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for the six-month period ended June 30, 2019, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2018	1,114	$12.23
Granted	—	—
Forfeited or canceled	(173)	12.76
Exercised	(1)	2.35
Options outstanding at June 30, 2019	940	12.15

Share-based compensation expense from time-based stock options for the three-month periods ended June 30, 2019 and 2018, was approximately $0 and $0.1 million, respectively. Share-based compensation expense from time-based stock options for the six-month periods ended June 30, 2019 and 2018, was approximately $0 and $0.1 million, respectively. As of June 30, 2019 and December 31, 2018, there was no unrecognized share-based compensation expense related to the grants described above.

At June 30, 2019, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 940,000 shares of common stock was $0.3 million. At December 31, 2018, the aggregate intrinsic value of outstanding and exercisable options to purchase 1,114,000 shares of common stock was $0.2 million.

For the six-month periods ended June 30, 2019 and 2018, we issued 1,000 and 69,000 shares of common stock upon the exercise of stock options at an average exercise price of $2.35 and $5.11 per share, respectively. The aggregate intrinsic value of options exercised during the six-month periods ended June 30, 2019 and 2018, was $10,000 and $0.4 million, respectively. For the six-month periods ended June 30, 2019 and 2018, the Company recognized $3,000 and $0.1 million of tax benefits from the exercise of stock options, respectively.

As of June 30, 2019 and December 31, 2018, we did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At June 30, 2019 and December 31, 2018, there were 78,000 and 80,000 vested RSUs, respectively, given to the Board of Directors that had a restriction period.

 Restricted stock unit activity for the six-month period ended June 30, 2019, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2018	1,058	$8.87
Granted	333	7.23
Forfeited	(371)	9.92
Issued	(109)	10.69
Restricted Stock Units outstanding at June 30, 2019	911	7.62

During the six-month period ended June 30, 2019, we granted 333,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of both time-based RSUs and share-priced performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $8.59 per share and vest in annual installments over a three-year period from the grant date or according to the restrictions for the Board of Directors noted above. The share-priced performance-based RSUs were issued with a weighted-average grant date fair value of $4.38 per share and vest upon achieving share-priced targets over a three-year period from the grant date.

Except for share-priced performance RSUs, RSUs are valued at market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period. For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is approximately 13.4 percent for a common share.

Share-price performance-based RSUs were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Our assumptions include a performance period of three years, expected volatility of 50 percent, and a range of risk free rates between 2.1 percent and 2.9 percent.

Share-based compensation expense for RSUs for the three-month periods ended June 30, 2019 and 2018, was approximately $0.5 million and $0.5 million, respectively. Share-based compensation expense from RSUs for the six-month periods ended June 30, 2019 and 2018, was approximately $0.6 million and $1.0 million, respectively. As of June 30, 2019 and December 31, 2018, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.1 million and $1.8 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.9 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended June 30, 2019 and 2018, was $0.1 million and $0, respectively. Share-based compensation expense related to performance-based RSUs for the six-month periods ended June 30, 2019 and 2018, was $0.2 million and $0, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would recognize up to $2.1 million of potential share-based compensation expense. We currently expect to recognize an additional $1.1 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 23,000 and 40,000 shares for the six-month periods ended June 30, 2019 and 2018, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

(7)    Segment Information

We have four business segments (Asia, Europe, North America and Latin America and Other) based primarily upon the geographic region where each segment operates, as well as the internal organization of our officers and their responsibilities. Each of the geographic segments operate under the Nature’s Sunshine Products and Synergy® WorldWide brands. The Latin America and Other segment includes our wholesale business in which we sell products to various locally-managed entities independent of the Company that we have granted distribution rights for the relevant market.

Historically, our operating segments were based on brand, customer base, geographical operations with three operating business segments under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and NSP China), and one operating business segment under the Synergy® WorldWide brand.

During the second quarter of 2019, we realigned into geographic focused operating business segments across brands to further align regional strategies and drive synergies in product, organizational and go-to-market strategies in local markets. Our internal reporting structure was reorganized to support the new reporting segments and the chief operating decision maker now reviews the operating results of the four segments utilizing a geographic focused format. The presentation of the comparative information has been recast to conform to the 2019 presentation.

Net sales for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. We evaluate performance based on contribution margin (loss) by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Asia	$35,162	$35,767	$68,758	$63,530
Europe	15,075	13,922	30,672	28,525
North America	34,620	35,518	71,143	73,623
Latin America and Other	5,867	6,059	11,423	12,930
Total net sales	90,724	91,266	181,996	178,608

Contribution margin (1):
Asia	16,291	17,275	32,402	29,641
Europe	4,822	4,648	9,827	9,709
North America	12,026	11,180	25,418	24,592
Latin America and Other	2,418	2,393	4,740	4,821
Total contribution margin	35,557	35,496	72,387	68,763

Selling, general and administrative expenses (2)	31,019	33,310	64,871	65,696
Operating income	4,538	2,186	7,516	3,067

Other income (loss), net	306	(1,807)	258	(1,067)
Income before provision for income taxes	$4,844	$379	$7,774	$2,000
_________________________________________

(1)   Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in China totaled $2.3 million and $4.5 million for the three and six-month periods ended June 30, 2019, respectively, compared to $2.5 million and $4.0 million for the three and six-month periods ended June 30, 2018. These service fees are included in selling, general and administrative expenses.

From an individual country perspective, the United States and South Korea comprise 10 percent or more of consolidated net sales for the three and six-month periods ended June 30, 2019 and 2018, as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
United States	$32,194	$32,914	$66,155	$68,140
South Korea	18,923	19,608	37,451	34,192
Other	39,607	38,744	78,390	76,276
	$90,724	$91,266	$181,996	$178,608

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Asia
General health	$10,752	$8,519	$18,836	$14,753
Immune	199	133	357	434
Cardiovascular	11,561	13,496	23,394	23,398
Digestive	7,333	6,274	12,108	11,698
Personal care	1,820	3,086	6,087	5,268
Weight management	3,497	4,259	7,976	7,979
	35,162	35,767	68,758	63,530
Europe
General health	$5,372	$5,424	$11,120	$10,928
Immune	1,090	832	2,363	1,776
Cardiovascular	2,766	2,806	5,617	5,863
Digestive	3,550	3,134	7,181	6,362
Personal care	1,661	1,048	3,160	2,211
Weight management	636	678	1,231	1,385
	15,075	13,922	30,672	28,525
North America
General health	$14,934	$15,731	$30,682	$31,830
Immune	3,340	3,344	7,558	8,279
Cardiovascular	4,935	4,870	10,011	9,671
Digestive	8,523	8,521	17,244	17,497
Personal care	1,598	1,268	2,946	2,843
Weight management	1,290	1,784	2,702	3,503
	34,620	35,518	71,143	73,623
Latin America and Other
General health	$1,783	$1,794	$3,395	$3,878
Immune	602	567	1,210	1,267
Cardiovascular	361	288	700	766
Digestive	2,645	2,931	5,181	5,883
Personal care	260	302	517	613
Weight management	216	177	420	523
	5,867	6,059	11,423	12,930
	$90,724	$91,266	$181,996	$178,608

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	June 30, 2019	December 31, 2018
Property, plant and equipment:
United States	$57,608	$60,606
Other	4,303	3,455
Total property, plant and equipment	$61,911	$64,061

Total assets per segment is set forth below (dollar amounts in thousands):

	June 30, 2019	December 31, 2018
Assets:
Asia	$72,752	$59,983
Europe	17,683	16,414
North America	117,182	109,091
Latin America and Other	8,634	7,528
Total assets	$216,251	$193,016

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

Operating lease right-of-use assets and lease liabilities are as follows (dollar amounts in thousands):

	June 30, 2019	January 1, 2019
Assets:
Operating lease right-of-use assets	$26,361	$23,143

Liabilities:
Current	$5,241	$4,426
Long-term	22,418	19,566
Total operating lease liabilities	$27,659	$23,992

Operating lease costs were approximately $1.7 million for the three-months ended June 30, 2019. Short-term lease costs were approximately $45,000 for the three-months ended June 30, 2019. Operating lease costs were approximately $3.4 million for the six-months ended June 30, 2019. Short-term lease costs were approximately $0.1 million for the six-months ended June 30, 2019. Short-term lease costs represent our costs with respect to leases with a duration of 12 months or less and are not reflected on our Condensed Consolidated Balance Sheets.

Supplemental cash flow information related to operating leases for the six-months ended June 30, 2019 was as follows:

•	Payments of $2.9 million against amounts included in the measurement of lease liabilities.

•
Lease assets obtained in exchange for lease liabilities totaled $29.6 million, offset by cancellation of leases that resulted in the reduction of lease assets obtained in exchange for leases liabilities which totaled $0.4 million.

The weighted-average remaining lease term for operating leases was 7.2 years. The weight-average discount rate for operating leases was 4.22 percent as of June 30, 2019.

There were no material operating leases that we have entered into and that were yet to commence as of June 30, 2019.

The approximate aggregate commitments under non-cancelable operating leases in effect at June 30, 2019 and December 31, 2018, were as follows (dollar amounts in thousands):

	June 30, 2019	December 31, 2018
2019	$3,232	$5,646
2020	5,888	4,692
2021	4,954	3,864
2022	3,527	2,367
2023	3,038	2,162
Thereafter	11,668	10,296
Total lease payments	$32,307	$29,027
Less: Imputed interest (1)	4,648
Present value of lease liabilities	$27,659

(1) Calculated using our corporate borrowing rate based on the term of each lease ranging from 4.09 percent to 4.29 percent.

(9)    Income Taxes

For the three months ended June 30, 2019 and 2018, our provision for income taxes, as a percentage of income before income taxes was 45.7 percent and 116.4 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2019 and 2018, our provision for income taxes, as a percentage of income before income taxes was 43.9 percent and 86.5 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2019, was primarily attributed to current year foreign losses that presently do not provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2018, was primarily attributed to foreign losses during those periods, largely related to China, that were not expected to provide future tax benefit, as well as net unfavorable foreign tax related items.

As the U.S. Department of the Treasury is working on finalizing Treasury Regulations with respect to the Tax Cuts and Jobs Act (Tax Reform Act), future changes could likewise affect recorded deferred tax assets and liabilities in later periods. Management is not aware of any such additional changes that would have a material effect on our results of operations, cash flows or financial position.

Our U.S. federal income tax returns for 2015 through 2017 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2012 through 2018. The Internal Revenue Service has notified us they will be conducting an audit of our U.S. federal income tax return for the 2017 tax year.

As of June 30, 2019 and December 31, 2018, we had accrued $2.2 million and $2.2 million, respectively, related to unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. At June 30, 2019 and December 31, 2018, accrued liabilities were $0.3 million and $0.3 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.5 million.

Other Litigation

We are a party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. As of June 30, 2019 and December 31, 2018, accrued liabilities were $2.0 million and $1.7 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.4 million.

(11)     Related Party Transactions

During the three and six months ended June 30, 2019, NSP China did not borrow any amounts from the Company or our joint venture partner. During the three and six months ended June 30, 2018, NSP China borrowed $0 and $2.0 million from the Company and $0 and $0.5 million from our joint venture partner, respectively. These notes are payable in one year and bear interest of 3.0 percent. As of June 30, 2019 and December 31, 2018 outstanding borrowings by NSP China from the Company were $6.2 million and $6.0 million, respectively. As of June 30, 2019 and December 31, 2018 outstanding borrowings by NSP China from our joint venture partner were $1.5 million and $1.5 million, respectively. The notes between NSP China and the Company eliminate in consolidation.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of June 30, 2019 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,432	$—	$—	$1,432
Total assets measured at fair value on a recurring basis	$1,432	$—	$—	$1,432

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of December 31, 2018 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,308	$—	$—	$1,308
Total assets measured at fair value on a recurring basis	$1,308	$—	$—	$1,308

Investment securities - trading — Our trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the six months ended June 30, 2019, and for the year ended December 31, 2018, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected on the condensed consolidated balance sheets for the revolving credit facility approximates fair value due to it being variable-rate debt. During the six months ended June 30, 2019 and 2018, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

(13)    Revenue Recognition

Revenue Recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives or rebates based upon historical information and current trends. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The majority of our contracts have a single performance obligation and are short term in nature. Contracts with multiple performance obligations are insignificant. Sales taxes and value added taxes in the United States and foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Amounts received for unshipped merchandise are recorded as deferred revenue.

A reserve for product returns is recorded based upon historical experience and current trends. We allow independent Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of our markets, the requirements to return product are more restrictive.

From time to time, our U.S. operations extend short-term credit associated with product promotions. In addition, for certain of our international operations, we offers credit terms consistent with industry standards within the country of operation.

Volume incentives, and other sales incentives or rebates are a significant part of our direct sales marketing program, and represent commission payments made to independent distributors. These payments are designed to provide incentives for reaching higher sales levels. The amount of volume incentive expense recognized is determined based upon the amount of qualifying purchases in a given month and recorded as volume incentive expense. Payments to independent Managers and Distributors for sales incentives or rebates related to their own purchases are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales.

Contract Liabilities - Customer Loyalty Programs

We record contract liabilities for loyalty point programs in deferred revenue. These programs are accounted for as a reduction in the transaction price and are generally recognized as points that are redeemed for additional products.

The following table presents changes in these contract liability balances for the six-month period ended June 30, 2019 (U.S. dollars in thousands):

Outstanding at December 31, 2018	$1,079
Increase (decrease) attributed to:
Customer loyalty net deferrals	3,041
Customer loyalty redemptions	(3,011)
Outstanding at June 30, 2019	$1,109
The table above excludes liability for sales returns, as they are insignificant.

Disaggregation of Revenue

Our products are grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. We have four business segments that are based primarily upon the geographic region where each segment operates. Each of the geographic segments operate under the Nature’s Sunshine Products and Synergy® WorldWide brands. See Note 7, Segment Information, for further information on our reportable segments and presentation of disaggregated revenue by reportable segment and product category.

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

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018, and our other reports filed since the date of such Form 10-K. During the second quarter of 2019, we realigned into geographic focused operating business segments across brands. The presentation of the comparative information has been recast to conform to the 2019 presentation.

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

In the second quarter of 2019, we experienced a decrease in our consolidated net sales of 0.6 percent (or 2.3 percent increase in local currencies) compared to the same period in 2018. Asia net sales decreased approximately 1.7 percent (or 4.1 percent increase in local currencies) compared to the same period in 2018. Europe net sales increased approximately 8.3 percent (or 11.1 percent in local currencies) compared to the same period in 2018. North America net sales decreased approximately 2.5 percent (or 2.3 percent in local currencies) compared to the same period in 2018. Latin America and Other net sales decreased approximately 3.2 percent (or 1.6 percent in local currencies) compared to the same period in 2018. The weakening of the U.S. dollar versus the local currencies, primarily in our Asian and European markets, resulted in an approximate 2.3 percent, or $2.6 million, decrease of our net sales during the quarter.

Selling, general and administrative expenses during the three months ended June 30, 2019 decreased $2.3 million compared to the same period in 2018, and decreased as a percentage of net sales to 34.2 percent from 36.5 percent in 2018. The decrease in expenses was primarily the result of restructuring efforts implemented in prior periods in order to improve operating results.

We distribute our products to consumers through an independent sales force comprised of independent Managers and Distributors, many of whom also consume our products. Typically a person who joins our independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 12,900 and 13,100 and active independent Distributors and customers were approximately 232,000 and 217,200 at June 30, 2019 and 2018, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$90,724	100.0%	$91,266	100.0%	$(542)	(0.6)%
Cost of sales	23,865	26.3	24,278	26.6	(413)	(1.7)
	66,859	73.7	66,988	73.4	(129)	(0.2)
Volume incentives	31,302	34.5	31,492	34.5	(190)	(0.6)
SG&A expenses	31,019	34.2	33,310	36.5	(2,291)	(6.9)
Operating income	4,538	5.0	2,186	2.4	2,352	107.6
Other income (loss), net	306	0.3	(1,807)	(2.0)	2,113	116.9
Income before income taxes	4,844	5.3	379	0.4	4,465	1,178.1
Provision for income taxes	2,215	2.4	441	0.5	1,774	402.3
Net income (loss)	$2,629	2.9%	$(62)	(0.1)%	$2,691	4,340.3%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$181,996	100.0%	$178,608	100.0%	$3,388	1.9%
Cost of sales	47,294	26.0	46,991	26.3	303	0.6
	134,702	74.0	131,617	73.7	3,085	2.3
Volume incentives	62,315	34.2	62,854	35.2	(539)	(0.9)
SG&A expenses	64,871	35.6	65,696	36.8	(825)	(1.3)
Operating income	7,516	4.1	3,067	1.7	4,449	145.1
Other income (loss), net	258	0.1	(1,067)	(0.6)	1,325	124.2
Income before income taxes	7,774	4.3	2,000	1.1	5,774	288.7
Provision for income taxes	3,416	1.9	1,729	1.0	1,687	97.6
Net income	$4,358	2.4%	$271	0.2%	$4,087	1,508.1%

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

During the second quarter of 2019, we realigned into geographic focused operating business segments across brands to further align regional strategies and drive synergies in product, organizational and go-to-market strategies in local markets. Our internal reporting structure was reorganized to support the new reporting segments and the chief operating decision maker now reviews the operating results of the four segments utilizing a geographic focused format. The presentation of the comparative information has been recast to conform to the 2019 presentation.

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$35,162	$35,767	(1.7)%	$(2,061)	4.1%
Europe	15,075	13,922	8.3	(388)	11.1
North America	34,620	35,518	(2.5)	(88)	(2.3)
Latin America and Other	5,867	6,059	(3.2)	(95)	(1.6)
	$90,724	$91,266	(0.6)%	$(2,632)	2.3%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$68,758	$63,530	8.2%	$(3,531)	13.8%
Europe	30,672	28,525	7.5	(955)	10.9
North America	71,143	73,623	(3.4)	(222)	(3.1)
Latin America and Other	11,423	12,930	(11.7)	(219)	(10.0)
	$181,996	$178,608	1.9%	$(4,927)	4.7%

Consolidated net sales for the three and six months ended June 30, 2019, were $90.7 million and $182.0 million, respectively, compared to $91.3 million and $178.6 million for the same period in 2018, which represents a decrease of 0.6 percent and an increase of 1.9 percent, respectively. The decrease for the three months ended June 30, 2019, was primarily related to declines in the Asia, North America and Latin America and Other markets. Declines in these markets were partially offset by product sales growth in the Europe market. The increase for the six months ended June 30, 2019, was primarily related to product sales growth in the Asia and Europe markets. Growth in these markets was offset by declines in the North America and Latin America and Other markets. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and six months ended June 30, 2019, increased by 2.3 percent and 4.7 percent, respectively, from the same periods in 2018.

Asia

Net sales related to Asia for the three and six months ended June 30, 2019, were $35.2 million and $68.8 million, respectively, compared to $35.8 million and $63.5 million for the same periods in 2018, or a decrease of 1.7 percent and an increase of 8.2 percent. In local currency, net sales for the three and six months ended June 30, 2019, increased 4.1 percent and

13.8 percent, respectively, compared to the same periods in 2018. The growth for the Asia business is further discussed in the South Korea, Japan and China commentary below. Active independent Managers within Asia totaled approximately 3,000 and 3,200 at June 30, 2019 and 2018, respectively. Active independent Distributors and customers within Asia totaled approximately 38,300 and 35,800 at June 30, 2019 and 2018, respectively.

Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased $0.7 million and increased $3.3 million, or decreased 3.5 percent and increased 9.5 percent, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. In local currency, net sales for the three and six months ended June 30, 2019, increased 4.2 percent and 16.6 percent, respectively, compared to the same periods in 2018. The increase in local currency net sales was the result of increased distributor involvement and a renewed focus on core products for the market.

In our Japan market, net sales increased $0.3 million and $0.8 million, or 6.1 percent and 7.1 percent, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. In local currencies, net sales for the three and six months ended June 30, 2019, increased 7.0 percent and 8.4 percent, respectively, compared to the same periods in 2018. We attribute the growth in net sales primarily to the introduction of new products and the implementation of programs intended to stimulate activity which had a positive impact on market sales volume.

In our China market, net sales decreased $0.3 million and increased $1.9 million, or decreased 4.3 percent and increased 17.1 percent, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. In local currencies, net sales for the three and six months ended June 30, 2019, increased 1.9 percent and 24.4 percent, respectively, compared to the same periods in 2018. Although growth has been impacted current market conditions, China continues to show local currency growth primarily due to initiatives designed to increase independent service providers’ engagement levels and gain market share.

Europe

Net sales related to Europe for the three and six months ended June 30, 2019, were $15.1 million and $30.7 million, respectively, compared to $13.9 million and $28.5 million for the same periods in 2018, or increases of 8.3 percent and 7.5 percent. In local currency, net sales for the three and six months ended June 30, 2019, increased 11.1 percent and 10.9 percent, respectively, compared to the same periods in 2018. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $0.4 million and $1.0 million unfavorable impact on net sales for the three and six months ended June 30, 2019, respectively. Net sales increased primarily as a result of the relative stabilization of the Russian ruble against the U.S. dollar and product promotions that have improved distributor engagement. Active independent Managers within Europe totaled approximately 4,000 and 3,700 at June 30, 2019 and 2018, respectively. Active independent Distributors and customers within Europe totaled approximately 85,200 and 74,600 at June 30, 2019 and 2018, respectively.

North America

Net sales related to North America for the three and six months ended June 30, 2019, were $34.6 million and $71.1 million, respectively, compared to $35.5 million and $73.6 million for the same periods in 2018, or a decreases of 2.5 percent and 3.4 percent. In local currency, net sales for the three and six months ended June 30, 2019, decreased 2.3 percent and 3.1 percent, respectively, compared to the same periods in 2018. The declines for the North America business are further discussed in United States commentary below. Active independent Managers within North America totaled approximately 4,700 and 5,000 at June 30, 2019 and 2018, respectively. Active independent Distributors and customers within North America totaled approximately 78,400 and 78,200 at June 30, 2019 and 2018, respectively. A decrease in our Distributor recruiting and retention in the U.S. resulted in a decline in the number of independent Managers by 6.0 percent compared to the prior year.

Notable activity in the following markets contributed to the results of North America:

In the United States, net sales decreased $1.0 million and $2.7 million, or 3.3 percent and 4.3 percent, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decline in the market is mainly due to a decrease in Distributor recruiting and retention. We continue to work with leaders in the U.S. to improve recruiting and retention results.

Latin America and Other

Net sales related to Latin America and Other for the three and six months ended June 30, 2019, were $5.9 million and $11.4 million, respectively, compared to $6.1 million and $12.9 million for the same periods in 2018, or decreases of 3.2 percent and 11.7 percent. In local currency, net sales for the three and six months ended June 30, 2019, decreased 1.6 percent and 10.0 percent, respectively, compared to the same periods in 2018. Currency devaluation had a $0.1 million and $0.2 million unfavorable impact on net sales for the three and six months ended June 30, 2019, respectively. The decline in the market is mainly due to decreases in Distributor retention and average purchase size. Active independent Managers totaled approximately 1,200 and 1,200 at June 30, 2019 and 2018, respectively. Active independent Distributors and customers totaled approximately 30,100 and 28,600 at June 30, 2019 and 2018, respectively.

Further information related to our Asia, Europe, North America and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

 Cost of Sales

Cost of sales as a percent of net sales was 26.3 percent and 26.0 percent for the three and six months ended June 30, 2019, compared to 26.6 percent and 26.3 percent for the same periods in 2018. The decrease in cost of sales percentage is driven by favorable changes in market mix and decreases in inventory write-offs.

Volume Incentives

Volume incentives expense as a percent of net sales was 34.5 percent and 34.2 percent for the three and six months ended June 30, 2019, respectively, compared to 34.5 percent and 35.2 percent for the same periods in 2018. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the six months ended June 30, 2019 is primarily due to changes in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are lower than the consolidated average, and the growth in NSP China.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased by $2.3 million and $0.8 million, respectively, to $31.0 million and $64.9 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Selling, general and administrative expenses were 34.2 percent and 35.6 percent of net sales for the three and six months ended June 30, 2019, respectively, compared to 36.5 percent and 36.8 percent for the same periods in 2018. The decrease in selling, general and administrative expenses was primarily related to a reduction of headcount in the U.S. and Latin America, as well as other cost reductions.

Other Income (Loss), Net

Other income (loss) net, for the three and six months ended June 30, 2019, were gains of $0.3 million and $0.3 million, respectively, compared to losses of $1.8 million and $1.1 million during the same periods in 2018, respectively. Other income (loss) for the three and six months ended June 30, 2019 primarily consisted of foreign exchange gains in 2019 as a result of changes in foreign currencies.

Income Taxes

For the three months ended June 30, 2019 and 2018, our provision for income taxes, as a percentage of income before income taxes was 45.7 percent and 116.4 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2019 and 2018, our provision for income taxes, as a percentage of income before income taxes was 43.9 percent and 86.5 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2019, was primarily attributed to current year foreign losses that presently do not provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2018, was primarily attributed to foreign losses during these periods, largely related to China, that were not projected to provide future tax benefit, as well as net unfavorable foreign tax related items.

Our U.S. federal income tax returns for 2015 through 2017 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2012 through 2018. The Internal Revenue Service has notified us that they will be conducting an audit of our U.S. federal income tax return for the 2017 tax year.

As of June 30, 2019 and December 31, 2018, we had had accrued $2.2 million and $2.2 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2019 and 2018, by business segment.

Distribution and Marketing

Our independent distributors, also known as Managers and Distributors, market our products to customers through direct selling techniques and sponsor other independent distributors who also market our products to customers. We seek to motivate and provide incentives to our independent distributors by offering high quality products and providing independent distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

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

As of June 30, 2019, we had approximately 232,000 “active independent Distributors and customers” (as defined below). A person who joins our independent sales force begins as an independent distributor. Many independent distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of June 30, 2019, we had approximately 12,900 “active independent Managers” (as defined below) worldwide. In many of our markets, our independent Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended June 30, 2019 and 2018, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of June 30,

	2019		2018
	Distributors & Customers	Managers	Distributors & Customers	Managers
Asia	87,500	3,000	95,100	3,200
Europe	174,800	4,000	164,700	3,700
North America	162,800	4,700	172,800	5,000
Latin America and Other	64,100	1,200	65,400	1,200
	489,200	12,900	498,000	13,100

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of June 30,

	2019		2018
	Distributors & Customers	Managers	Distributors & Customers	Managers
Asia	38,300	3,000	35,800	3,200
Europe	85,200	4,000	74,600	3,700
North America	78,400	4,700	78,200	5,000
Latin America and Other	30,100	1,200	28,600	1,200
	232,000	12,900	217,200	13,100

“Active Distributors and customers” include our independent Distributors and customers who have purchased products directly from the Company for resale and/or personal consumption during the previous three months ended as of the date indicated.

The following table provides information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Three Months Ended June 30,

	2019		2018
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
Asia	16,400	700	15,000	1,100
Europe	17,500	300	14,500	200
North America	17,200	400	14,700	400
Latin America and Other	7,900	100	6,000	100
	59,000	1,500	50,200	1,800

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

The following table provides information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Six Months Ended June 30,

	2019		2018
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
Asia	61,600	2,600	57,300	3,100
Europe	69,200	1,200	47,400	1,000
North America	63,500	1,600	61,100	1,600
Latin America and Other	27,700	500	22,400	400
	222,000	5,900	188,200	6,100

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2019, working capital was $42.0 million, compared to $40.1 million as of December 31, 2018.  At June 30, 2019, we had $46.3 million in cash, of which $7.8 million was held in the U.S. and $38.5 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Operating activities	$(1,144)	$9,437
Investing activities	(2,774)	(113)
Financing activities	(193)	(5,526)

Operating Activities

For the six months ended June 30, 2019, operating activities used cash in the amount of $1.1 million, compared to providing $9.4 million in the same period in 2018. Operating cash flows decreased primarily due to the timing of payments for inventories, accounts payable, accrued liabilities, lease liabilities, income taxes payable and receipts in accounts receivable, partially offset by the timing of payments for deferred revenue.

Investing Activities

For the six months ended June 30, 2019, investing activities used $2.8 million, compared to using $0.1 million for the same period in 2018. Capital expenditures related to the purchase of equipment, computer systems and software for the six months ended June 30, 2019 and 2018, were $2.8 million and $2.7 million, respectively. During the six months ended June 30, 2018, we had proceeds of $2.6 million relating to the sale of an office building in one of our foreign markets.

Financing Activities

For the six months ended June 30, 2019, financing activities used $0.2 million in cash, compared to $5.5 million in cash used for the same period in 2018. For the six months ended June 30, 2019, we had $0 net borrowings due to improvements in our overall cash position compared to the same period in 2018. During the six months ended June 30, 2018, we made principal payments of $6.0 million.

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). We pay interest on any borrowings under the Credit Agreement at LIBOR plus 1.25 percent (3.65 percent and 3.73 percent as of June 30, 2019 and December 31, 2018), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified our outstanding borrowings as non-current on our condensed consolidated balance sheet as of June 30, 2019. At June 30, 2019, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. Effective June 30, 2018, the Company and Bank of America amended the Credit Agreement to modify certain financial covenants. As of June 30, 2019, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

Revenue Recognition

Our revenue recognition practices are discussed in Note 13, “Revenue Recognition,” to its Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nature’s Sunshine Products, Inc.

Date:	August 8, 2019	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer

Date:	August 8, 2019	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer