Form 10-Q
period 2019-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2019-11-07
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, no par value, outstanding on October 25, 2019, was 19,331,365 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended September 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, but include the following:

•laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets.
•extensive government regulations to which the Company's products, business practices and manufacturing activities are subject;
•legal challenges to the Company's direct selling program or to the classification of its independent distributors;
•impact of anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;
•the Company’s ability to attract and retain independent distributors;
•the loss of one or more key independent distributors who have a significant sales network;
•the full implementation of the Company’s joint venture for operations in China with Fosun Industrial Co., Ltd.;
•registration of products for sale in foreign markets, or difficulty or increased cost of importing products into foreign markets;
•cybersecurity threats and exposure to data loss;
•the storage, processing, and use of data, some of which contain personal information, are subject to complex and evolving privacy and data protection laws and regulations
•reliance on information technology infrastructure;
•the effect of fluctuating foreign exchange rates;
•liabilities and obligations arising from improper activity by the Company’s independent distributors;
•failure of the Company’s independent distributors to comply with advertising laws;
•changes to the Company’s independent distributor compensation plans;
•geopolitical issues and conflicts;
•negative consequences resulting from difficult economic conditions, including the availability of liquidity or the willingness of the Company’s customers to purchase products;
•risks associated with the manufacturing of the Company's products;
•uncertainties relating to the application of transfer pricing, duties, value-added taxes, and other tax regulations, and changes thereto;
•changes in tax laws, treaties or regulations, or their interpretation;
•actions on trade relations by the U.S. and foreign governments.
•product liability claims; and
•the sufficiency of trademarks and other intellectual property rights.

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$50,530	$50,638
Accounts receivable, net of allowance for doubtful accounts of $405 and $460, respectively	7,488	7,751
Inventories	45,282	42,048
Prepaid expenses and other	5,224	6,388
Total current assets	108,524	106,825

Property, plant and equipment, net	61,052	64,061
Operating lease right-of-use assets	24,890	—
Investment securities - trading	1,166	1,308
Intangible assets, net	546	618
Deferred income tax assets	8,533	9,056
Other assets	10,036	11,148
Total assets	$214,747	$193,016

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,061	$5,219
Accrued volume incentives and service fees	19,161	20,562
Accrued liabilities	28,787	34,801
Deferred revenue	1,324	1,197
Related party note payable	1,500	1,530
Income taxes payable	2,516	3,378
Current portion of operating lease liabilities	5,050	—
Total current liabilities	62,399	66,687

Liability related to unrecognized tax benefits	1,463	2,192
Long-term portion of operating lease liabilities	21,061	—
Deferred compensation payable	1,166	1,308
Long-term deferred income tax liabilities	1,498	1,556
Other liabilities	394	705
Total liabilities	87,981	72,448

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,331 and 19,204 shares issued and outstanding, respectively	135,080	133,684
Retained earnings (accumulated deficit)	3,691	(2,072)
Noncontrolling interest	9	63
Accumulated other comprehensive loss	(12,014)	(11,107)
Total shareholders’ equity	126,766	120,568
Total liabilities and shareholders’ equity	$214,747	$193,016

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net sales	$88,524	$88,828
Cost of sales	22,784	23,161
Gross profit	65,740	65,667

Operating expenses:
Volume incentives	29,862	30,511
Selling, general and administrative	31,177	31,643
Operating income	4,701	3,513
Other loss, net	(1,243)	(353)
Income before provision for income taxes	3,458	3,160
Provision for income taxes	2,107	1,821
Net income	1,351	1,339
Net income (loss) attributable to noncontrolling interests	34	(158)
Net income attributable to common shareholders	$1,317	$1,497

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.07	$0.08

Diluted earnings per share attributable to common shareholders	$0.07	$0.08

Weighted average basic common shares outstanding	19,313	19,164
Weighted average diluted common shares outstanding	19,662	19,382

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Net sales	$270,520	$267,436
Cost of sales	70,078	70,152
Gross profit	200,442	197,284

Operating expenses:
Volume incentives	92,177	93,365
Selling, general and administrative	96,048	97,339
Operating income	12,217	6,580
Other loss, net	(985)	(1,420)
Income before provision for income taxes	11,232	5,160
Provision for income taxes	5,523	3,550
Net income	5,709	1,610
Net loss attributable to noncontrolling interests	(54)	(452)
Net income attributable to common shareholders	$5,763	$2,062

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.30	$0.11

Diluted earnings per share attributable to common shareholders	$0.29	$0.11

Weighted average basic common shares outstanding	19,291	19,094
Weighted average diluted common shares outstanding	19,618	19,406

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net income	$1,351	$1,339
Foreign currency translation gain (loss), net of tax	(656)	12
Write-off of cumulative translation adjustments	595	—
Total comprehensive income	$1,290	$1,351

	Nine Months Ended September 30,
	2019	2018
Net income	$5,709	$1,610
Foreign currency translation loss (net of tax)	(1,502)	(254)
Write-off of cumulative translation adjustments	595	—
Total comprehensive income	$4,802	$1,356

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2018	19,204	$133,684	$(2,072)	$63	$(11,107)	$120,568
Share-based compensation expense	—	1,529	—	—	—	1,529
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	127	(133)	—	—	—	(133)
Net income (loss)	—	—	5,763	(54)	—	5,709
Other comprehensive loss	—	—	—	—	(907)	(907)
Balance at September 30, 2019	19,331	$135,080	$3,691	$9	$(12,014)	$126,766

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,709	$1,610
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	4	155
Depreciation and amortization	7,533	7,313
Non-cash lease expense	3,989	—
Share-based compensation expense	1,529	1,458
Loss (gain) on sale of property, plant and equipment	17	(4,000)
Deferred income taxes	474	650
Purchase of trading investment securities	(69)	(128)
Proceeds from sale of trading investment securities	392	610
Realized and unrealized gains on investments	(181)	(80)
Foreign exchange losses	597	1,250
Loss on write-off of cumulative translation adjustment	595	—
Changes in assets and liabilities:
Accounts receivable	152	467
Inventories	(4,074)	462
Prepaid expenses and other current assets	1,065	(420)
Other assets	469	897
Accounts payable	(1,073)	88
Accrued volume incentives and service fees	(1,096)	169
Accrued liabilities	(5,277)	7,949
Deferred revenue	127	(1,334)
Lease liabilities	(3,619)	—
Income taxes payable	(880)	(32)
Liability related to unrecognized tax benefits	(729)	(2,501)
Deferred compensation payable	(142)	(378)
Net cash provided by operating activities	5,512	14,205
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,474)	(3,959)
Proceeds from sale of property, plant and equipment	—	5,072
Net cash (used in) provided by investing activities	(4,474)	1,113
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of revolving credit facility	(547)	(56,853)
Proceeds from revolving credit facility	547	45,508
Proceeds from related party borrowing	—	1,000
Proceeds from the exercise of stock awards	60	664
Tax benefit from stock awards	(193)	(578)
Net cash used in financing activities	(133)	(10,259)
Effect of exchange rates on cash and cash equivalents	(1,013)	(110)
Net (decrease) increase in cash and cash equivalents	(108)	4,949
Cash and cash equivalents at the beginning of the period	50,638	42,910
Cash and cash equivalents at the end of the period	$50,530	$47,859
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$5,212	$3,700
Cash paid for interest	63	220

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of September 30, 2019, and for the three and nine-month periods ended September 30, 2019 and 2018. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2019.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $34,000 and net loss attributable to the noncontrolling interests of $0.1 million for the three and nine months ended September 30, 2019, respectively. Net losses attributable to the noncontrolling interests were $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, noncontrolling interests were $9,000 and $0.1 million, respectively.

Restructuring Related Accruals and Expenses

We recorded $0.4 million and $2.4 million of restructuring related expenses during the three and nine months ended September 30, 2019, respectively. We recorded $0.7 million restructuring related expenses during the three and nine months ended September 30, 2018. Accrued severance and restructuring related costs were $0.5 million and $0.3 million as of September 30, 2019 and December 31, 2018, respectively.

During the second quarter of 2018, we announced the retirement of our Chief Executive Officer. As a result, we recorded $0 and $1.5 million of transition-related expenses during the three and nine months ended September 30, 2018. As of September 30, 2019 and December 31, 2018, accrued transition costs were $0.5 million and $1.0 million, respectively.

During the third quarter of 2019, we wrote-off cumulative translation adjustments from the closure of a market that resulted in a loss of $0.6 million. This loss is included in Other loss, net, within the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2019.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820 based on the consideration of costs and benefits to promote the appropriate exercise and discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.

(2) Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$12,139	$10,410
Work in progress	1,797	1,524
Finished goods	31,346	30,114
Total inventories	$45,282	$42,048

(3) Investment Securities - Trading

Our trading securities portfolio totaled $1.2 million at September 30, 2019, and $1.3 million at December 31, 2018, and generated gains of $8,000 and $70,000 for the three months ended September 30, 2019 and 2018, respectively, and $181,000 and $103,000 for the nine months ended September 30, 2019 and 2018, respectively.

(4) Revolving Credit Facility

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). We pay interest on any borrowings under the Credit Agreement at LIBOR plus 1.25 percent (3.29 percent and 3.73 percent as of September 30, 2019 and December 31, 2018), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified prior outstanding borrowings as non-current on our condensed consolidated balance sheet. At September 30, 2019, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. As of September 30, 2019, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2019 and 2018 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common shareholders	$1,317	$1,497	$5,763	$2,062

Basic weighted average shares outstanding	19,313	19,164	19,291	19,094

Basic earnings per share attributable to common shareholders	$0.07	$0.08	$0.30	$0.11

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,313	19,164	19,291	19,094
Stock-based awards	349	218	327	312
Diluted weighted-average shares outstanding	19,662	19,382	19,618	19,406

Diluted earnings per share attributable to common shareholders	$0.07	$0.08	$0.29	$0.11

Dilutive shares excluded from diluted-per-share amounts:
Stock options	439	105	439	105

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	218	1,036	243	1,011

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

Stock option activity for the nine-month period ended September 30, 2019, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2018	1,114	$12.23
Granted	25	8.72
Forfeited or canceled	(793)	12.87
Exercised	(27)	2.35
Options outstanding at September 30, 2019	319	11.21

During the nine months ended September 30, 2019, we granted options to purchase 25,000 shares of common stock under the 2012 Stock Incentive Plan to one member of our Board of Directors. These options were issued with an exercise price of $8.72 per share and a grant date fair value of $3.44 per share, with an expected life of five years, risk-free interest rate of 1.5 percent, and expected volatility of 43.2 percent.

Share-based compensation expense from time-based stock options for the three-month periods ended September 30, 2019 and 2018, was approximately $0.1 million and $0.1 million, respectively. Share-based compensation expense from time-based stock options for the nine-month periods ended September 30, 2019 and 2018, was approximately $0.1 million and $0.2 million, respectively. As of September 30, 2019 and December 31, 2018, there was no unrecognized share-based compensation expense related to the grants described above.

At September 30, 2019, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 319,000 shares of common stock was $0.1 million. At December 31, 2018, the aggregate intrinsic value of outstanding and exercisable options to purchase 1,114,000 shares of common stock was $0.2 million.

For the nine-month periods ended September 30, 2019 and 2018, we issued 27,000 and 99,000 shares of common stock upon the exercise of stock options at an average exercise price of $2.35 and $6.10 per share, respectively. The aggregate intrinsic value of options exercised during the nine-month periods ended September 30, 2019 and 2018, was $0.2 million and $0.4 million, respectively. For the nine-month periods ended September 30, 2019 and 2018, the Company recognized $0.1 million and $0.1 million of tax benefits from the exercise of stock options, respectively.

As of September 30, 2019 and December 31, 2018, we did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At September 30, 2019 and December 31, 2018, there were 81,000 and 80,000 vested RSUs, respectively, granted to the Board of Directors with a restriction period.

 Restricted stock unit activity for the nine-month period ended September 30, 2019, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2018	1,058	$8.87
Granted	333	7.23
Forfeited	(389)	9.88
Issued	(113)	10.73
Restricted Stock Units outstanding at September 30, 2019	889	7.57

During the nine-month period ended September 30, 2019, we granted 333,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of both time-based RSUs and share-priced performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $8.59 per share and vest in annual installments over a three-year period from the grant date or according to the restrictions for the Board of Directors noted above. The share-priced performance-based RSUs were issued with a weighted-average grant date fair value of $4.38 per share and vest upon achieving share-priced targets over a three-year period from the grant date.

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

Share-price performance-based RSUs were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Our assumptions include a performance period of three years, expected volatility of 50 percent, and a range of risk-free rates between 2.1 percent and 2.9 percent.

Share-based compensation expense for RSUs for the three-month periods ended September 30, 2019 and 2018, was approximately $0.5 million and $0.3 million, respectively. Share-based compensation expense from RSUs for the nine-month periods ended September 30, 2019 and 2018, was approximately $1.1 million and $1.3 million, respectively. As of September 30, 2019 and December 31, 2018, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $1.5 million and $1.8 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.9 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended September 30, 2019 and 2018, was $0.1 million and $0, respectively. Share-based compensation expense related to performance-based RSUs for the nine-month periods ended September 30, 2019 and 2018, was $0.4 million and $0, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would recognize up to $1.9 million of potential share-based compensation expense. We currently expect to recognize an additional $0.9 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 23,000 and 55,000 shares for the nine-month periods ended September 30, 2019 and 2018, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

(7) Segment Information

We have four business segments (Asia, Europe, North America, and Latin America and Other) based primarily upon the geographic region where each segment operates, as well as the internal organization of our officers and their responsibilities. Each of the geographic segments operate under the Nature’s Sunshine Products and Synergy® WorldWide brands. The Latin America and Other segment includes our wholesale business in which we sell products to various locally-managed entities independent of the Company that we have granted distribution rights for the relevant market.

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

Net sales for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. We evaluate performance based on contribution margin by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Asia	$33,717	$34,063	$102,475	$97,593
Europe	14,640	13,076	45,312	41,601
North America	34,161	35,578	105,304	109,201
Latin America and Other	6,006	6,111	17,429	19,041
Total net sales	88,524	88,828	270,520	267,436

Contribution margin (1):
Asia	16,236	16,250	48,638	45,891
Europe	4,865	4,035	14,692	13,744
North America	12,169	12,337	37,587	36,929
Latin America and Other	2,608	2,534	7,348	7,355
Total contribution margin	35,878	35,156	108,265	103,919

Selling, general and administrative expenses (2)	31,177	31,643	96,048	97,339
Operating income	4,701	3,513	12,217	6,580

Other loss, net	(1,243)	(353)	(985)	(1,420)
Income before provision for income taxes	$3,458	$3,160	$11,232	$5,160
_________________________________________

(1)   Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in China totaled $2.8 million and $7.3 million for the three and nine-month periods ended September 30, 2019, respectively, compared to $2.7 million and $6.7 million for the three and nine-month periods ended September 30, 2018. These service fees are included in selling, general and administrative expenses.

From an individual country perspective, the United States and South Korea comprise 10 percent or more of consolidated net sales for the three and nine-month periods ended September 30, 2019 and 2018, as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
United States	$31,579	$33,182	$97,734	$101,322
South Korea	15,226	18,271	52,677	52,463
Other	41,719	37,375	120,109	113,651
	$88,524	$88,828	$270,520	$267,436

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Asia
General health	$9,450	$8,290	$28,287	$23,046
Immune	105	228	462	663
Cardiovascular	9,997	11,927	33,390	35,326
Digestive	6,309	6,192	18,417	17,886
Personal care	3,472	2,640	9,559	7,908
Weight management	4,384	4,786	12,360	12,764
	33,717	34,063	102,475	97,593
Europe
General health	$5,232	$4,857	$16,352	$15,785
Immune	1,176	827	3,539	2,603
Cardiovascular	2,433	2,666	8,050	8,529
Digestive	3,374	2,865	10,555	9,227
Personal care	1,905	1,308	5,065	3,519
Weight management	520	553	1,751	1,938
	14,640	13,076	45,312	41,601
North America
General health	$14,823	$15,405	$45,505	$47,231
Immune	3,731	3,721	11,289	12,026
Cardiovascular	4,780	4,998	14,791	14,635
Digestive	7,946	8,389	25,190	25,896
Personal care	1,617	1,496	4,563	4,340
Weight management	1,264	1,569	3,966	5,073
	34,161	35,578	105,304	109,201
Latin America and Other
General health	$1,929	$1,755	$5,324	$5,633
Immune	664	617	1,874	1,884
Cardiovascular	378	365	1,078	1,131
Digestive	2,499	2,805	7,680	8,688
Personal care	267	300	784	913
Weight management	269	269	689	792
	6,006	6,111	17,429	19,041
	$88,524	$88,828	$270,520	$267,436

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	September 30, 2019	December 31, 2018
Property, plant and equipment:
United States	$56,587	$60,606
Other	4,465	3,455
Total property, plant and equipment, net	$61,052	$64,061

Total assets per segment is set forth below (dollar amounts in thousands):

	September 30, 2019	December 31, 2018
Assets:
Asia	$70,673	$59,983
Europe	17,147	16,414
North America	117,973	109,091
Latin America and Other	8,954	7,528
Total assets	$214,747	$193,016

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

We lease certain retail stores, warehouses, distribution centers, and office spaces. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning in 2019 and later, we account for lease components including rent, real estate taxes and insurance costs separately from non-lease components, like common-area maintenance fees. Most of our leases include one or more options to renew, with renewal terms that can extend the lease term for one or more years. The exercise of the lease option to renew is solely at our discretion.

Operating lease right-of-use assets and lease liabilities are as follows (dollar amounts in thousands):

	September 30, 2019	January 1, 2019
Assets:
Operating lease right-of-use assets	$24,890	$23,143

Liabilities:
Current	$5,050	$4,426
Long-term	21,061	19,566
Total operating lease liabilities	$26,111	$23,992

Operating lease costs were approximately $1.7 million for the three-months ended September 30, 2019. Short-term lease costs were approximately $0.1 million for the three-months ended September 30, 2019. Operating lease costs were approximately $5.1 million for the nine-months ended September 30, 2019. Short-term lease costs were approximately $0.2 million for the nine-months ended September 30, 2019. Operating lease costs were offset by sublease income of $34,000 and $43,000 for three and nine-month periods ended September 30, 2019, respectively. Short-term lease costs represent our costs with respect to leases with a duration of 12 months or less and are not reflected on our Condensed Consolidated Balance Sheets.

Supplemental cash flow information related to operating leases for the nine-months ended September 30, 2019 was as follows:

•Payments of $4.4 million against amounts included in the measurement of lease liabilities.
•Lease assets obtained in exchange for lease liabilities totaled $29.8 million, offset by cancellation of leases that resulted in the reduction of lease assets obtained in exchange for leases liabilities which totaled $0.5 million.

The weighted-average remaining lease term for operating leases was 7.1 years. The weight-average discount rate for operating leases was 4.23 percent as of September 30, 2019.

There were no material operating leases that we have entered into and that were yet to commence as of September 30, 2019.

The approximate aggregate commitments under non-cancelable operating leases in effect at September 30, 2019 and December 31, 2018, were as follows (dollar amounts in thousands):

	September 30, 2019	December 31, 2018
2019	$1,567	$5,646
2020	5,800	4,692
2021	4,925	3,864
2022	3,500	2,367
2023	3,014	2,162
Thereafter	11,705	10,296
Total lease payments	$30,511	$29,027
Less: Imputed interest (1)	4,400
Present value of lease liabilities	$26,111

(1) Calculated using our corporate borrowing rate based on the term of each lease ranging from 4.09 percent to 4.29 percent.

(9) Income Taxes

For the three months ended September 30, 2019 and 2018, our provision for income taxes, as a percentage of income before income taxes was 60.9 percent and 57.6 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2019 and 2018, our provision for income taxes, as a percentage of income before income taxes was 49.2 percent and 68.8 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2019, was primarily attributed to stock option expenses not deductible for tax purposes, current year foreign losses that presently do not provide future tax benefit, as well as net unfavorable foreign tax related items, partially offset by a decrease in tax liability associated with uncertain tax positions.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2018, was primarily attributed to foreign losses during those periods, largely related to China, that were not expected to provide future tax benefit as well as net unfavorable foreign tax related items, partially offset by a decrease in the tax liability associated with uncertain tax positions.

As the U.S. Department of the Treasury is working on finalizing Treasury Regulations with respect to the Tax Cuts and Jobs Act (Tax Reform Act), future changes could likewise affect recorded deferred tax assets and liabilities in later periods. Management is not aware of any such additional changes that would have a material effect on our results of operations, cash flows or financial position.

Our U.S. federal income tax returns for 2016 through 2018 are open to examination for federal tax purposes. The IRS is currently conducting an examination of our 2017 U.S. federal income tax return. We have several foreign tax jurisdictions that have open tax years from 2012 through 2018.

As of September 30, 2019 and December 31, 2018, we had accrued $1.5 million and $2.2 million, respectively, related to unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. At September 30, 2019 and December 31, 2018, accrued liabilities were $0.3 million and $0.3 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.2 million.

Other Litigation

We are a party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. As of September 30, 2019 and December 31, 2018, accrued liabilities were $2.4 million and $1.7 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.4 million. Subsequent to September 30, 2019, we made payments of $2.0 million related to the settlement of litigation noted above.

(11)  Related Party Transactions

During the three and nine months ended September 30, 2019, NSP China did not borrow any amounts from the Company or our joint venture partner. During the three and nine months ended September 30, 2018, NSP China borrowed $2.0 million and $4.0 million from the Company and $0.5 million and $1.0 million from our joint venture partner, respectively.

These notes are payable in one year and bear interest of 3.0 percent. During the current period, the term of these notes have been extended one year. As of September 30, 2019 and December 31, 2018 outstanding borrowings by NSP China from the Company were $6.0 million and $6.0 million, respectively. As of September 30, 2019 and December 31, 2018 outstanding borrowings by NSP China from our joint venture partner were $1.5 million and $1.5 million, respectively. The notes between NSP China and the Company eliminate in consolidation.

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of September 30, 2019 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,166	$—	$—	$1,166
Total assets measured at fair value on a recurring basis	$1,166	$—	$—	$1,166

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

For the nine months ended September 30, 2019, and for the year ended December 31, 2018, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected on the condensed consolidated balance sheets for the revolving credit facility approximates fair value due to it being variable-rate debt. During the nine months ended September 30, 2019 and 2018, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

(13) Revenue Recognition

Revenue Recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives or rebates based upon historical information and current trends. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The majority of our contracts have a single performance obligation and are short term in nature. Contracts with multiple performance obligations are insignificant. Sales taxes and value-added taxes in the United States and foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Amounts received for unshipped merchandise are recorded as deferred revenue.

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

Volume incentives and other sales incentives or rebates are a significant part of our direct sales marketing program and represent commission payments made to independent distributors. These payments are designed to provide incentives for reaching higher sales levels. The amount of volume incentive expense recognized is determined based upon the amount of qualifying purchases in a given month and recorded as volume incentive expense. Payments to independent Managers and Distributors for sales incentives or rebates related to their own purchases are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales.

Contract Liabilities - Customer Loyalty Programs

We record contract liabilities for loyalty point programs in deferred revenue. These programs are accounted for as a reduction in the transaction price and are generally recognized as points that are redeemed for additional products.

The following table presents changes in these contract liability balances for the nine-month period ended September 30, 2019 (U.S. dollars in thousands):

Outstanding at December 31, 2018	$1,079
Increase (decrease) attributed to:
Customer loyalty net deferrals	3,976
Customer loyalty redemptions	(3,999)
Outstanding at September 30, 2019	$1,056
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

OVERVIEW

We are a natural health and wellness company primarily engaged in the manufacture and sale of nutritional and personal care products. We are a Utah corporation with our principal place of business in Lehi, Utah, and sell our products to a sales force of independent distributors who use the products themselves or resell them to consumers.

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

In the third quarter of 2019, we experienced a decrease in our consolidated net sales of 0.3 percent (or 1.1 percent increase in local currencies) compared to the same period in 2018. Asia net sales decreased approximately 1.0 percent (or 1.8 percent increase in local currencies) compared to the same period in 2018. Europe net sales increased approximately 12.0 percent (or 13.7 percent in local currencies) compared to the same period in 2018. North America net sales decreased approximately 4.0 percent (or 3.9 percent in local currencies) compared to the same period in 2018. Latin America and Other net sales decreased approximately 1.7 percent (or increased 0.2 percent in local currencies) compared to the same period in 2018. The weakening of the U.S. dollar versus the local currencies, primarily in our Asian and European markets, resulted in an approximate 1.1 percent, or $1.3 million, decrease of our net sales during the quarter.

Selling, general and administrative expenses during the three months ended September 30, 2019, decreased $0.5 million compared to the same period in 2018, and decreased as a percentage of net sales to 35.2 percent from 35.6 percent in 2018. The decrease in expenses was primarily the result of restructuring efforts implemented in prior periods in order to improve operating results.

We distribute our products to consumers through an independent sales force comprised of independent Managers and Distributors, many of whom also consume our products. Typically a person who joins our independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 12,600 and 12,200 and active independent Distributors and customers were approximately 229,800 and 214,000 at September 30, 2019 and 2018, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$88,524	100.0%	$88,828	100.0%	$(304)	(0.3)%
Cost of sales	22,784	25.7	23,161	26.1	(377)	(1.6)
	65,740	74.3	65,667	73.9	73	0.1
Volume incentives	29,862	33.7	30,511	34.3	(649)	(2.1)
SG&A expenses	31,177	35.2	31,643	35.6	(466)	(1.5)
Operating income	4,701	5.3	3,513	4.0	1,188	33.8
Other loss, net	(1,243)	(1.4)	(353)	(0.4)	(890)	(252.1)
Income before income taxes	3,458	3.9	3,160	3.6	298	9.4
Provision for income taxes	2,107	2.4	1,821	2.1	286	15.7
Net income	$1,351	1.5%	$1,339	1.5%	$12	0.9%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$270,520	100.0%	$267,436	100.0%	$3,084	1.2%
Cost of sales	70,078	25.9	70,152	26.2	(74)	(0.1)
	200,442	74.1	197,284	73.8	3,158	1.6
Volume incentives	92,177	34.1	93,365	34.9	(1,188)	(1.3)
SG&A expenses	96,048	35.5	97,339	36.4	(1,291)	(1.3)
Operating income	12,217	4.5	6,580	2.5	5,637	85.7
Other loss, net	(985)	(0.4)	(1,420)	(0.5)	435	30.6
Income before income taxes	11,232	4.2	5,160	1.9	6,072	117.7
Provision for income taxes	5,523	2.0	3,550	1.3	1,973	55.6
Net income	$5,709	2.1%	$1,610	0.6%	$4,099	254.6%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$33,717	$34,063	(1.0)%	$(947)	1.8%
Europe	14,640	13,076	12.0	(229)	13.7
North America	34,161	35,578	(4.0)	(25)	(3.9)
Latin America and Other	6,006	6,111	(1.7)	(116)	0.2
	$88,524	$88,828	(0.3)%	$(1,317)	1.1%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$102,475	$97,593	5.0%	$(4,476)	9.6%
Europe	45,312	41,601	8.9	(1,184)	11.8
North America	105,304	109,201	(3.6)	(249)	(3.3)
Latin America and Other	17,429	19,041	(8.5)	(335)	(6.7)
	$270,520	$267,436	1.2%	$(6,244)	3.5%

Consolidated net sales for the three and nine months ended September 30, 2019, were $88.5 million and $270.5 million, respectively, compared to $88.8 million and $267.4 million for the same period in 2018, which represents a decrease of 0.3 percent and an increase of 1.2 percent, respectively. The decrease for the three months ended September 30, 2019, was primarily related to declines in the Asia, North America, and Latin America and Other markets. Declines in these markets were partially offset by product sales growth in the Europe market. The increase for the nine months ended September 30, 2019, was primarily related to product sales growth in the Asia and Europe markets. Growth in these markets was offset by declines in the North America and Latin America and Other markets. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and nine months ended September 30, 2019, increased by 1.1 percent and 3.5 percent, respectively, from the same periods in 2018.

Asia

Net sales related to Asia for the three and nine months ended September 30, 2019, were $33.7 million and $102.5 million, respectively, compared to $34.1 million and $97.6 million for the same periods in 2018, or a decrease of 1.0 percent and an increase of 5.0 percent. In local currency, net sales for the three and nine months ended September 30, 2019, increased

1.8 percent and 9.6 percent, respectively, compared to the same periods in 2018. The growth for the Asia business is further discussed in the South Korea, Japan and China commentary below. Active independent Managers within Asia totaled approximately 2,600 and 2,400 at September 30, 2019 and 2018, respectively. Active independent Distributors and customers within Asia totaled approximately 35,700 and 33,900 at September 30, 2019 and 2018, respectively.

Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased $3.0 million and increased $0.2 million, or decreased 16.7 percent and increased 0.4 percent, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. In local currency, net sales for the three and nine months ended September 30, 2019, decreased 11.3 percent and increased 6.9 percent, respectively, compared to the same periods in 2018. The decrease in local currency net sales was the result of decreased distributor involvement and timing of qualifications for incentive events.

In our Japan market, net sales increased $1.0 million and $1.7 million, or 18.4 percent and 10.9 percent, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. In local currencies, net sales for the three and nine months ended September 30, 2019, increased 14.3 percent and 10.4 percent, respectively, compared to the same periods in 2018. We attribute the growth in net sales primarily to the introduction of new products and the implementation of programs intended to stimulate activity which had a positive impact on market sales volume.

In our China market, net sales increased $0.9 million and $2.7 million, or 12.2 percent and 15.2 percent, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. In local currencies, net sales for the three and nine months ended September 30, 2019, increased 16.0 percent and 21.1 percent, respectively, compared to the same periods in 2018. Although growth has been impacted current market conditions, China continues to show local currency growth primarily due to initiatives designed to increase independent service providers’ engagement levels and gain market share.

Europe

Net sales related to Europe for the three and nine months ended September 30, 2019, were $14.6 million and $45.3 million, respectively, compared to $13.1 million and $41.6 million for the same periods in 2018, or increases of 12.0 percent and 8.9 percent. In local currency, net sales for the three and nine months ended September 30, 2019, increased 13.7 percent and 11.8 percent, respectively, compared to the same periods in 2018. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $0.2 million unfavorable and $1.2 million unfavorable impact on net sales for the three and nine months ended September 30, 2019, respectively. Net sales increased primarily as a result of the relative stabilization of the Russian ruble against the U.S. dollar and product promotions that have improved distributor engagement. Active independent Managers within Europe totaled approximately 4,300 and 3,700 at September 30, 2019 and 2018, respectively. Active independent Distributors and customers within Europe totaled approximately 88,200 and 75,700 at September 30, 2019 and 2018, respectively.

North America

Net sales related to North America for the three and nine months ended September 30, 2019, were $34.2 million and $105.3 million, respectively, compared to $35.6 million and $109.2 million for the same periods in 2018, or decreases of 4.0 percent and 3.6 percent. In local currency, net sales for the three and nine months ended September 30, 2019, decreased 3.9 percent and 3.3 percent, respectively, compared to the same periods in 2018. The declines for the North America business are further discussed in United States commentary below. Active independent Managers within North America totaled approximately 4,600 and 4,900 at September 30, 2019 and 2018, respectively. Active independent Distributors and customers within North America totaled approximately 75,500 and 75,700 at September 30, 2019 and 2018, respectively. A decrease in our Distributor recruiting and retention in the U.S. resulted in a decline in the number of independent Managers by 6.1 percent compared to the prior year.

Notable activity in the following markets contributed to the results of North America:

In the United States, net sales decreased $1.7 million and $4.4 million, or 5.6 percent and 4.7 percent, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decline in the market is mainly due to a decrease in Distributor recruiting and retention. We continue to work with leaders in the U.S. to improve recruiting and retention results.

Latin America and Other

Net sales related to Latin America and Other markets for the three and nine months ended September 30, 2019, were $6.0 million and $17.4 million, respectively, compared to $6.1 million and $19.0 million for the same periods in 2018, or decreases of 1.7 percent and 8.5 percent. In local currency, net sales for the three and nine months ended September 30, 2019, increased 0.2 percent and decreased 6.7 percent, respectively, compared to the same periods in 2018. Currency devaluation had a $0.1 million and $0.3 million unfavorable impact on net sales for the three and nine months ended September 30, 2019, respectively. The decline in the market is mainly due to decreases in Distributor retention and average purchase size. Active independent Managers totaled approximately 1,100 and 1,200 at September 30, 2019 and 2018, respectively. Active independent Distributors and customers totaled approximately 30,400 and 28,700 at September 30, 2019 and 2018, respectively.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

 Cost of Sales

Cost of sales as a percent of net sales was 25.7 percent and 25.9 percent for the three and nine months ended September 30, 2019, compared to 26.1 percent and 26.2 percent for the same periods in 2018. The decrease in cost of sales percentage is driven by favorable changes in market mix and decreases in inventory write-offs.

Volume Incentives

Volume incentives expense as a percent of net sales was 33.7 percent and 34.1 percent for the three and nine months ended September 30, 2019, respectively, compared to 34.3 percent and 34.9 percent for the same periods in 2018. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the nine months ended September 30, 2019 is primarily due to changes in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are lower than the consolidated average, and the growth in NSP China.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased by $0.5 million and $1.3 million, respectively, to $31.2 million and $96.0 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Selling, general and administrative expenses were 35.2 percent and 35.5 percent of net sales for the three and nine months ended September 30, 2019, respectively, compared to 35.6 percent and 36.4 percent for the same periods in 2018. The decrease in selling, general and administrative expenses was primarily related to a reduction of headcount in the U.S. and Latin America, as well as other cost reductions.

Other Loss, Net

Other loss, net, for the three and nine months ended September 30, 2019, were losses of $1.2 million and $1.0 million, respectively, compared to losses of $0.4 million and $1.4 million during the same periods in 2018, respectively. Other loss, for the three and nine months ended September 30, 2019 primarily consisted of foreign exchange losses as a result of net changes in foreign currencies.

Income Taxes

For the three months ended September 30, 2019 and 2018, our provision for income taxes, as a percentage of income before income taxes was 60.9 percent and 57.6 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2019 and 2018, our provision for income taxes, as a percentage of income before income taxes was 49.2 percent and 68.8 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2019, was primarily attributed to stock option expense not deductible for tax purposes, current year foreign losses that presently do not provide future tax benefit, as well as net unfavorable foreign tax related items, partially offset by a decrease in the tax liability associated with uncertain tax positions.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2018, was primarily attributed to foreign losses during these periods, largely related to China, that were not projected to provide future tax benefit, as well as net unfavorable foreign tax related items, partially offset by a decrease in the tax liability associated with uncertain tax positions.

Our U.S. federal income tax returns for 2016 through 2018 are open to examination for federal tax purposes. The IRS is currently conducting an examination of our 2017 U.S. federal income tax return. We have several foreign tax jurisdictions that have open tax years from 2012 through 2018.

As of September 30, 2019 and December 31, 2018, we had had accrued $1.5 million and $2.2 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2019 and 2018, by business segment.

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

As of September 30, 2019, we had approximately 229,800 “active independent Distributors and customers” (as defined below). A person who joins our independent sales force begins as an independent distributor. Many independent distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of September 30, 2019, we had approximately 12,600 “active independent Managers” (as defined below) worldwide. In many of our markets, our independent Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended September 30, 2019 and 2018, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of September 30,

	2019		2018
	Distributors & Customers	Managers	Distributors & Customers	Managers
Asia	88,500	2,600	84,800	2,400
Europe	179,700	4,300	163,000	3,700
North America	163,300	4,600	167,700	4,900
Latin America and Other	65,700	1,100	64,600	1,200
	497,200	12,600	480,100	12,200

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of September 30,

	2019		2018
	Distributors & Customers	Managers	Distributors & Customers	Managers
Asia	35,700	2,600	33,900	2,400
Europe	88,200	4,300	75,700	3,700
North America	75,500	4,600	75,700	4,900
Latin America and Other	30,400	1,100	28,700	1,200
	229,800	12,600	214,000	12,200

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

The following table provides information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Three Months Ended September 30,

	2019		2018
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
Asia	14,500	500	13,100	500
Europe	18,000	300	14,600	300
North America	16,500	500	14,200	400
Latin America and Other	9,400	100	6,500	200
	58,400	1,400	48,400	1,400

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

The following table provides information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Nine Months Ended September 30,

	2019		2018
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
Asia	63,100	2,600	60,800	2,800
Europe	72,500	1,200	49,100	1,000
North America	65,700	1,700	60,400	1,600
Latin America and Other	30,600	400	22,800	500
	231,900	5,900	193,100	5,900

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2019, working capital was $46.1 million, compared to $40.1 million as of December 31, 2018. At September 30, 2019, we had $50.5 million in cash, of which $12.0 million was held in the U.S. and $38.5 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Operating activities	$5,512	$14,205
Investing activities	(4,474)	1,113
Financing activities	(133)	(10,259)

Operating Activities

For the nine months ended September 30, 2019, operating activities provided cash of $5.5 million, compared to $14.2 million in the same period in 2018. Operating cash flows decreased primarily due to the timing of payments for inventories, accounts payable, accrued liabilities, accrued volume incentives and service fees, lease liabilities, income taxes payable and receipts in accounts receivable, partially offset by the timing of payments for prepaid expenses and other current assets, deferred revenue, and liability related to unrecognized tax benefits.

Investing Activities

For the nine months ended September 30, 2019, investing activities used $4.5 million, compared to providing $1.1 million for the same period in 2018. Capital expenditures related to the purchase of equipment, computer systems and software for the nine months ended September 30, 2019 and 2018, were $4.5 million and $4.0 million, respectively. During the nine months ended September 30, 2018, we had proceeds of $5.1 million relating to the sale of an office building in one of our foreign markets and the sale of land in the United States.

Financing Activities

For the nine months ended September 30, 2019, financing activities used $0.1 million in cash, compared to $10.3 million in cash used for the same period in 2018. For the nine months ended September 30, 2019, we had $0 net borrowings due to improvements in our overall cash position compared to the same period in 2018. During the nine months ended September 30, 2018, we made principal payments of $11.3 million.

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). We pay interest on any borrowings under the Credit Agreement at LIBOR plus 1.25 percent (3.29 percent and 3.73 percent as of September 30, 2019 and December 31, 2018), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified prior outstanding borrowings as non-current on our condensed consolidated balance sheet. At September 30, 2019, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. Effective June 30, 2018, the Company and Bank of America amended the Credit Agreement to modify certain financial covenants. As of September 30, 2019, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by us when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future.

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

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.1(1)
Certification of Chief ExecutCertification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934ve Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2(1)	Certificate of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(1)	Certification Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(1)	Certification of Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________________________________

(1) Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	November 7, 2019	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer

Date:	November 7, 2019	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer