Form 10-K
period 2019-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2020-03-11
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2019
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2019 was approximately $82,181,096 based on the closing price of $9.29 as quoted by Nasdaq Capital Market on June 28, 2019. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 10% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The number of shares of Common Stock, no par value, outstanding on February 27, 2020 is 19,473,100 shares.

EXPLANATORY NOTES
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s year ended December 31, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-K

For the Year Ended December 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, but include the following:

•laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets;
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
•the Company’s joint venture for operations in China with Fosun Industrial Co., Ltd.;
•registration of products for sale in foreign markets, or difficulty or increased cost of importing products into foreign markets;
•cybersecurity threats and exposure to data loss;
•the storage, processing, and use of data, some of which contain personal information, are subject to complex and evolving privacy and data protection laws and regulations;
•reliance on information technology infrastructure;
•the effect of fluctuating foreign exchange rates;
•liabilities and obligations arising from improper activity by the Company’s independent distributors;
•failure of the Company’s independent distributors to comply with advertising laws;
•changes to the Company’s independent distributor compensation plans;
•geopolitical issues and conflicts;
•we may be adversely affected by the recent coronavirus outbreak;
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
•actions on trade relations by the U.S. and foreign governments;
•product liability claims;
•the sufficiency of trademarks and other intellectual property rights; and
•our cannabidiol (CBD) product line is subject to varying, rapidly changing laws, regulations, and rules.

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

PART 1

Item 1. Business

The Company

We are a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. We are a Utah corporation formed in 1976 with our principal place of business in Lehi, Utah, and sell our products to a sales force of independent distributors who use the products themselves or resells them to consumers.

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

Prior to 2019, our operating segments were based on brand, customer base, geographical operations with three operating business segments under the Nature’s Sunshine Products brand (NSP Americas; NSP Russia, Central and Eastern Europe; and NSP China), and one operating business segment under the Synergy® WorldWide brand.

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

Product Categories

Our line of over 700 products includes several different product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. We purchase herbs and other raw materials in bulk, and after rigorous quality control testing, we formulate, encapsulate, tablet or concentrate them, label and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our products in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that our contract manufacturers have complied with our specifications and standards.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the years ended December 31, 2019 and 2018, by business segment. This table should be read in conjunction with the information presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented (in thousands).

Year Ended December 31,	2019		2018
Asia
General health	$37,795	27.3%	$32,519	23.4%
Immune	940	0.7	3,086	2.2
Cardiovascular	44,541	32.2	49,210	35.4
Digestive	24,434	17.6	24,015	17.3
Personal care	13,753	9.9	10,286	7.4
Weight management	17,073	12.3	19,915	14.3
Total Asia	138,536	100.0	139,031	100.0

Europe
General health	$22,469	35.9%	$20,932	37.2%
Immune	5,130	8.2	3,775	6.7
Cardiovascular	10,672	17.1	11,307	20.1
Digestive	14,456	23.1	12,478	22.2
Personal care	7,463	11.9	5,253	9.3
Weight management	2,333	3.7	2,569	4.6
Total Europe	62,523	100.0	56,314	100.0

North America
General health	$59,847	43.3%	$62,519	43.3%
Immune	15,341	11.1	16,202	11.2
Cardiovascular	18,750	13.6	19,518	13.5
Digestive	33,077	23.9	33,925	23.5
Personal care	6,170	4.5	5,751	4.0
Weight management	4,978	3.6	6,349	4.4
Total North America	138,163	100.0	144,264	100.0

Latin America and Other
General health	$6,919	30.1%	$7,584	30.1%
Immune	2,453	10.7	2,565	10.2
Cardiovascular	1,446	6.3	1,427	5.7
Digestive	10,258	44.6	11,360	45.1
Personal care	1,056	4.6	1,214	4.8
Weight management	861	3.7	1,051	4.2
Total Latin America and Other	22,993	100.0	25,201	100.0

Consolidated:
General health	$127,030	35.1%	$123,554	33.9%
Immune	23,864	6.6	25,628	7.0
Cardiovascular	75,409	20.8	81,462	22.3
Digestive	82,225	22.7	81,778	22.4
Personal care	28,442	7.9	22,504	6.2
Weight management	25,245	7.0	29,884	8.2
Total Consolidated	$362,215	100.0	$364,810	100.0

The following table summarizes the Company's product lines by category:

Category	Description
General health	We distribute a wide selection of general health products. The general health line is a combination of assorted health products related to blood sugar support, bone health, cellular health, cognitive function, joint health, mood, sexual health, sleep, sports and energy, and vision.

Immune	We distribute immune products. The immune line has been designed to offer products that support and strengthen the human immune system.

Cardiovascular	We distribute cardiovascular products. The cardiovascular line has been designed to offer products that combine a variety of superior heart health ingredients to give the cardiovascular system optimum support.

Digestive	We distribute digestive products. The digestive line has been designed to offer products that regulate intestinal and digestive functions in support of the human digestive system.

Personal care	We distribute a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser.

Weight management	We distribute a variety of weight management products. The weight management line has been designed to simplify the weight management process by providing healthy meal replacements and products that increase caloric burn rate.

Distribution and Marketing

We distribute our products to consumers through an independent sales force comprised of independent distributors, known as Managers and Distributors. Our independent distributors market our products to customers through direct selling techniques and sponsor other independent distributors who also market our products to customers. We seek to motivate and provide incentives to our independent distributors by offering high quality products and providing independent distributors with product support, training seminars, sales conventions, travel programs and financial incentives.

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

As of December 31, 2019, we had approximately 242,700 "active independent Distributors and customers" (as defined below). A person who joins our independent sales force begins as an independent Distributor. Many independent Distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent Distributor may earn Manager status by attaining certain product sales levels. As of December 31, 2019, we had approximately 13,200 "active independent Managers" (as defined below) worldwide. In many of our markets, our independent Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the years ended December 31, 2019 and 2018, are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

Total Managers, Distributors and Customers by Segment as of December 31,

	2019		2018
	Distributors & Customers	Managers	Distributors & Customers	Managers
Asia	91,300	3,000	83,200	3,000
Europe	187,200	4,800	164,800	4,000
North America	162,200	4,300	164,400	4,500
Latin America and Other	67,200	1,100	62,900	1,100
Total	507,900	13,200	475,300	12,600

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

Active Distributors and Customers by Segment as of December 31,

	2019		2018
	Distributors & Customers	Managers	Distributors & Customers	Managers
Asia	40,300	3,000	38,600	3,000
Europe	99,700	4,800	83,800	4,000
North America	73,600	4,300	75,700	4,500
Latin America and Other	29,100	1,100	26,800	1,100
Total	242,700	13,200	224,900	12,600

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

New Managers, Distributors and Customers by Segment for the year ended December 31,

	2019		2018
	Distributors & Customers	Managers	Distributors & Customers	Managers
Asia	64,400	2,500	58,100	2,800
Europe	77,500	1,300	58,400	900
North America	66,600	1,800	59,900	1,500
Latin America and Other	33,400	500	24,700	500
Total	241,900	6,100	201,100	5,700

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

Seasonality

We operate in several regions around the world and, as a result, are affected by seasonal factors and trends such as weather changes, holidays and cultural traditions and vacation patterns throughout the world. For instance, in North America and Europe we typically experience a decrease in activity during the third quarter due to the summer vacation season, while we experience a decrease in activity in many of our Asia Pacific markets during the first quarter due to cultural events such as the Lunar New Year. As a result, there is some seasonality to our revenues and expenses reflected in our reported quarterly results. Generally, reductions in one region of the world due to seasonality are offset by increases in another, minimizing the impact on our reported consolidated revenues. Changes in the relative size of our revenues in one region of the world compared to another could cause seasonality to more significantly affect our reported quarterly results.

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

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and sell brands that are, through advertising and promotions, better known to consumers. We compete in the nutritional and personal care industry against companies that sell through retail stores, as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, vitamin outlets, discount stores, and mass market retailers, among others. We compete for product sales and independent distributors with many other direct selling companies, including Herbalife, LifeVantage, Nu Skin and USANA, among others. We believe that the principal components of competition in the direct selling of nutritional and personal care products are distributor expertise and service, product quality and differentiation, price and brand recognition. In addition, we rely on our independent Managers and Distributors to compete effectively in the direct selling markets, and our ability to attract and retain independent Managers and Distributors depends on various factors, including the training, quality product offerings and financial incentives for the independent Managers and Distributors.

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

Compliance with Environmental Laws and Regulations

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon our results of operations or competitive position in 2019.

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

FDA regulations relating specifically to foods and dietary supplements for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic labeling requirements for both foods and dietary supplements. In May 2016, the FDA announced new labeling requirements to reflect recently available scientific information. The new label requirements are intended to make it easier for consumers to make informed choices. As of December 31, 2019, we were in compliance with the new labeling requirements. Additionally, FDA regulations require us to meet relevant good manufacturing practice regulations relating to, among other things, the preparation, packaging and storage of our food and dietary supplements.

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

Employees

We employed 834 individuals as of December 31, 2019. We believe that our relations with our employees are satisfactory.

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

In 2016, the FTC entered into a settlement with a multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail customers, preferred customers, and distributors who have never sponsored other distributors, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

Our products, business practices and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of our major product groups are subject to regulation by numerous domestic and foreign governmental agencies and authorities. In the U.S., these governmental agencies and authorities include the FDA, the FTC, the CPSC, the EPA, the USDA and state regulatory agencies. Generally, each international market in which we operate has regulatory agencies similar to the regulatory agencies in the U.S. In addition, each State in the United States has an attorneys general who is responsible for enforcing the laws of that State. Some states’ attorneys general have, from time to time, demonstrated a focus on the manufacture and sale of various dietary supplements. As a result of such focus, a states’ attorneys general could seek to take actions against us or other industry participants or amend applicable regulations in their State, which could have a material adverse effect on our results of operations and financial condition by causing us to incur additional costs to comply or cease selling one or more of our products. As the primary manufacturer of our own products, we are subject to FDA regulations on Good Manufacturing Practices ("GMP"), which require us to maintain good manufacturing processes, including ingredient identification, manufacturing controls and record keeping.

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

The FTC and states' attorneys general have in the past instituted enforcement actions against dietary supplement and food companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. The FTC and states' attorneys general from time to time have initiated investigations and enforcement actions against direct selling companies the FTC or states' attorneys general alleged operated a pyramid scheme. Although the FTC and states' attorneys general exercise a substantial degree of subjectivity in determining whether a company is operating a pyramid scheme, the FTC and states' attorneys general consider whether the compensation received by our independent distributors is based primarily on recruitment of other persons as participants in the compensation program and not on bona fide sales of products to consumers. The FTC and states' attorneys general have also initiated investigations and enforcement actions as a result of misleading representations relating to the earnings potential of independent distributors within a company’s compensation plan. Additionally, in recent years, private watchdog groups have increased their attention on companies in the dietary supplement and direct selling industries with allegations of false or misleading product and earnings claims. Such private watchdog groups actively monitor dietary supplement and direct selling companies and their independent distributors with the goal of encouraging the FTC and/or states' attorneys general to take enforcement action against practices they believe are misleading or illegal. We cannot be sure that the FTC or states' attorneys general, or comparable foreign agencies, will not question our advertising claims, or advertising claims made by our independent distributors, in the future. Additionally, plaintiffs’ lawyers have filed class action lawsuits against some of our competitors, which are often expensive to defend against. An enforcement action brought by a government agency, like the FTC in the United States, or a class action lawsuit, could adversely affect our reputation and potentially result in significant penalties and costs, either of which could have a material adverse effect on our results of operations and financial condition.

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

We could also be subject to challenges by private parties in civil actions, including class action cases brought by plaintiffs’ lawyers. From time to time, we become aware of civil class actions brought against our competitors in the United States, which have resulted and may in the future result in adverse judgments and significant settlements. An adverse judgment or significant settlement from a civil class action lawsuit, brought against us, could have a material adverse effect on our results of operations and financial condition.

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

We are subject to anti-bribery laws, including the FCPA, which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies and their intermediaries to maintain accurate books and records. In recent years, there has been a substantial increase in anti-bribery law enforcement activity by the Department of Justice ("DOJ") and the SEC relating to business operations within certain countries in which we operate, including China. For example, in recent years, U.S. based direct selling companies with operations in China have been the subject of investigations and enforcement actions, or in some cases have initiated their own internal investigation, relating to alleged violations of the FCPA.

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

Many factors may affect our ability to attract and retain independent distributors, including:

•publicity regarding us, our products, our distribution channels or our competitors;
•on-going motivation of our independent distributors;
•the public’s perceptions about the value and efficacy of our products;
•the public’s perceptions and acceptance of direct selling;
•general and economic business conditions;
•government regulations;
•our compensation arrangements, including any changes thereto, training and support for our independent distributors; and
•competition in attracting and retaining independent distributors.

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

If our business practices or policies or the actions of our sales force are deemed to be in violation of applicable local regulations regarding foreigners, then we could be sanctioned and/or required to change our business model, which could significantly harm our business.

Our sales force is required to comply with work authorization and other local legal requirements prior to working in a market. Some markets, including China, also prohibit or restrict participation of foreigners in direct selling activities. We have implemented policies that are designed to comply with these regulations and inform our sales force regarding the types of activities that are not permitted. However, we cannot assure that actions of our sales force will not violate local laws or regulations or our policies. If our business practices or policies or the actions of our sales force are deemed to be in violation of applicable regulations as they may be interpreted or enforced, then we could be sanctioned and/or required to change our business model, which could result in adverse publicity and significantly harm our business.

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

The storage, processing, and use of data, some of which contain personal information, are subject to complex and evolving privacy and data protection laws and regulations that could adversely affect our results of operation and financial condition.

Some data we store, process and use, contains personal information, which subjects us to a variety of privacy, rights of publicity, data protection, content, protection of minors, and consumer protection laws and regulations in the United States and other countries. These laws and regulations are evolving in both the United States and in other countries. Such laws and regulations may impose significant fines or penalties and can be particularly restrictive. The application and interpretation of these laws and regulations are often uncertain and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in growth, retention or engagement, any of which could have a material adverse effect on our results of operations and financial condition.

While several proposals and discussions are before the United States federal government, a number of states have enacted laws or are considering the enactment of laws governing the release of credit card or other personal information received from consumers. For example, the California Consumer Privacy Act (“CCPA”), which came into effect January 1, 2020, among other things, requires covered companies to provide new disclosures to California consumers, affords such consumers new abilities to opt-out of certain sales of personal information, and subjects companies to increased financial penalties and damages in the event of a data breach or other violation. There is debate around the CCPA and amendments are possible before its effective date. Additionally, the EU General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018, establishes requirements applicable to the processing of personal data, affords data protection rights to individuals, and imposes penalties for serious data breaches, including fines of up to 4% of our annual revenue. Individuals also have a right to compensation under both CCPA and GDPR for financial or non-financial losses. GDPR and CCPA have imposed additional responsibility and liability in relation to our processing of personal data in the EU and our collection, use and sharing of personal information of California residents. GDPR and CCPA have also required us to change our various policies and procedures in the EU and, if we are not compliant, could have a material adverse effect on our results of operations and financial condition. Another example is China’s new cybersecurity law. Foreign governments also may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

We cannot assure you that the privacy policies and other statements regarding our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. Whether and how existing domestic and international privacy and consumer protection laws and regulations apply is still uncertain and may take years to resolve. If privacy laws and regulations are drafted or interpreted broadly, they could be deemed to apply to the technology we use and could restrict our information collection methods or decrease the utility of information we would be permitted to store, process or use. The costs of compliance with these and other laws or regulatory actions may prevent us from selling our products, or increase the costs of doing so, and may affect our ability to invest in or develop products. In addition, a determination by a court or government agency that any of our practices, or those of our distributors, do not meet these standards could result in liability or adverse publicity, which could have a material adverse effect on our results of operations and financial condition.

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

In 2019, we recognized approximately 64.7 percent of our net sales in markets outside the United States, the majority of which were recognized in each market’s respective local currency. We purchase inventory from companies in foreign markets and in the United States, primarily in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because a majority of our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have in the past been, and are likely to continue to be, significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

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

The advertisement of our products is subject to extensive regulations in most of the markets in which we do business, including the United States. Our independent distributors may fail to comply with such regulations governing the advertising of our products or business opportunity. In the U.S., our products are sold principally as dietary supplements and cosmetics and are subject to rigorous FDA regulations limiting the types of therapeutic claims that can be made relating to the products. The treatment or cure of disease, for example, is not a permitted claim for our products. In the U.S., the FTC and states' attorneys general are primarily responsible for providing consumer protection by, among other things, investigating and initiating enforcement actions against business practices it deems deceptive or fraudulent. The FTC and states' attorneys general have in recent years investigated and initiated enforcement actions against direct selling companies for misleading representations relating to the earnings potential of an independent distributor within a company's compensation plan. In recent years, private watchdog groups have increased their scrutiny of companies in the dietary supplement and direct selling industries with allegations of false or misleading product and earnings claims. Such private watchdog groups actively monitor companies and their independent distributors with the goal of encouraging the FTC or one or more states' attorneys general to take enforcement action against practices they believe are misleading or illegal. We cannot ensure that all marketing materials used by our independent distributors comply with applicable regulations, including bans on false and misleading product and earnings potential related claims. If our independent distributors fail to comply with these restrictions, then we could both be subjected to claims of false advertising, misrepresentation, significant financial penalties, costly mandatory product recalls and relabeling requirements, any of which could have a material adverse effect on our results of operations and financial condition.

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

Our results of operations and financial condition for fiscal 2020 may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The outbreak was initially concentrated in China, although numerous cases continue to be confirmed in other countries. Our results of operations could be adversely affected to the extent that coronavirus or any other epidemic harms the global economy, and particularly Asia. We may also experience impacts to certain of our customers and/or suppliers as a result of a health epidemic or other outbreak occurring in one or more of our markets. Further, our operations have and may further experience disruptions, such as temporary closure of our offices and/or those of our customers or suppliers and suspension of services, which may materially and adversely affect our business, financial condition and results of operations. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our Asia segment and consolidated results for the first quarter and fiscal year 2020. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

We collect and remit value-added taxes and sales taxes in jurisdictions and states in which we have determined that nexus exists. Other states may claim, from time to time, that we have state-related activities constituting a sufficient nexus to require us to momentarily collect and remit value-added taxes and sales taxes in their state.

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

In 2018 and 2019, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the institution or future institution of tariffs against foreign imports of certain materials. U.S. and foreign leaders have also indicated an intent to renegotiate, modify or terminate international trade agreements or policies with foreign countries. It remains unclear what U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies. A trade war or other governmental action related to tariffs, international trade agreements or policies has the potential to adversely impact our business and/or the U.S. and global economy or certain sectors thereof and, thus, could have a material adverse effect on our results of operations and financial condition. Some tariffs, changes to international trade agreements and policy changes have been announced and are subject to a number of uncertainties as they are implemented, including future adjustments and changes in the countries excluded from such tariffs. While ultimate reaction of other countries, including individuals in each of these countries, and the impact of these tariffs or other actions on the United States, China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time, the impact could be adverse.

Product liability claims could adversely affect our business.

As a manufacturer and distributor of products that are ingested, we could face product liability claims if, among other things, our products are alleged to result in injury to a consumer. We carry product liability insurance coverage; however, such insurance may not be sufficient to cover one or more large claims, or the insurer may successfully disclaim coverage as to a pending or future claim, which could have a material adverse effect on our results of operations and financial condition.
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

Our Cannabidiol (“CBD”) product line is subject to varying, rapidly changing federal, state and local laws, regulations, and rules, which could adversely affect our results of operations and financial condition.

We launched a new CBD-infused product line. The CBD industry is evolving and subject to varying, and rapidly changing, laws, regulations and administrative practices. For example, the Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) formally defined “hemp” as the Cannabis sativa plant and its derivatives, extracts and cannabinoids with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3%, and removed hemp from the federal definition of marijuana, making it no longer a Schedule I illegal drug under the Controlled Substances Act. The 2018 Farm Bill thus opened a pathway for the production and marketing of hemp and hemp derivatives, subject to compliance with certain federal requirements and state and local law. Our CBD Products are derived from hemp as defined in the 2018 Farm Bill. The FDA, however, has taken the position that CBD is currently not lawful in food and dietary supplements because of FDA’s prior approval of CBD as an active pharmaceutical ingredient in an approved new drug, though the agency has stated it will prioritize enforcement against CBD marketers making claims that their products can treat, prevent, or mitigate disease. At the direction of Congress, FDA is currently engaged in a process of evaluating a regulatory approach for the lawful marketing of CBD-containing foods and dietary supplements. Continued development of the CBD-related industries is dependent upon continued legislative legalization of CBD-related products at the federal and state levels, and a number of factors could slow or halt progress in this area. Additionally, changes in applicable federal, state and local laws or regulations could restrict the products and services we offer or impose additional compliance costs on us or our customers.

In addition, the manufacture, labeling, and distribution of our CBD products are regulated by various federal, state and local agencies. These governmental authorities or litigators, such as class action lawyers or attorneys general, may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell products in the future. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will have a material adverse effect on our business. Further, in the event of either repeal of federal, state or local laws and regulations, or of amendments thereto that are adverse to our intended products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such products.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In 2018, we relocated our corporate offices and Synergy offices to a facility located in Lehi, Utah, that consists of approximately 61,000 square feet. This facility is leased from an unaffiliated third party through a lease agreement which expires in 2029.

We own our principal warehousing and manufacturing facilities housed in a building consisting of approximately 270,000 square feet and located on approximately 10 acres in Spanish Fork, Utah.

We lease properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and/or distribution warehouses in many of the countries in which we conduct business. See Note 19 - Leases for additional disclosure of leased properties.

We believe that our current facilities are adequate for our business operations.

Item 3. Legal Proceedings

We are party to various legal proceedings. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on our business, financial position, results of operations or cash flows. Litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations, or cash flows for the period in which the ruling occurs and/or future periods. We maintain product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to us, that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim. During the fourth quarter of 2019, we made payments of $2.0 million related to the settlement of litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock is traded on the NASDAQ Global Market (symbol “NATR”).

The approximate number of our shareholders, of record as of February 27, 2020, was 1,372. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None.

Dividends

The declaration of dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2014, along with the composite prices of companies listed on the NASDAQ Stock Market and a selection of our peer group. Standard & Poor’s Investment Services provided this information. The comparisons in the graph are required by regulations of the SEC, and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies that comprise this peer group include Herbalife International, Ltd., LifeVantage Corporation, NuSkin Enterprises, Inc. and USANA Health Sciences, Inc. We consider these companies to be representative of our peer group as they have similar product lines and distribution techniques.

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

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Nature’s Sunshine Products, Inc.	$100.00	$70.53	$108.45	$84.34	$59.51	$65.21
NASDAQ Index	100.00	106.96	116.45	150.96	146.67	200.49
Peer Group	100.00	120.24	121.14	167.13	243.10	184.72

 Item 6. Selected Financial Data

The selected financial data presented below is summarized from our results of consolidated operations for each of the years in the five-year period ended December 31, 2019, as well as selected consolidated balance sheet data as of December 31, 2019, 2018, 2017, 2016, and 2015.

(Dollar and Share Amounts in Thousands, Except for Per Share Information and Other Information)

Consolidated Statement of Operations Data

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net sales	$362,215	$364,810	$342,029	$341,159	$324,705
Cost of sales	(93,940)	(95,691)	(91,037)	(90,937)	(85,345)
Gross profit	268,275	269,119	250,992	250,222	239,360

Operating expenses:
Volume incentives	123,410	125,337	119,970	119,910	117,786
Selling, general and administrative	128,740	138,431	129,635	120,273	107,702
Operating income	16,125	5,351	1,387	10,039	13,872
Other income (expense), net	(483)	(2,151)	1,835	(773)	(592)
Income before income taxes	15,642	3,200	3,222	9,266	13,280
Provision for income taxes	8,713	4,402	17,039	8,591	1,740
Net income (loss) from continuing operations	6,929	(1,202)	(13,817)	675	11,540
Income from discontinued operations	—	—	—	—	2,116
Net income (loss)	6,929	(1,202)	(13,817)	675	13,656
Income (loss) attributable to noncontrolling interests	164	(348)	(875)	(1,464)	(1,031)
Net income (loss) attributable to common shareholders	$6,765	$(854)	$(12,942)	$2,139	$14,687

Consolidated Balance Sheet Data

	December 31,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$53,629	$50,638	$42,910	$32,284	$41,420
Working capital	54,758	40,138	48,852	31,466	48,382
Inventories	46,666	42,048	44,047	47,597	38,495
Property, plant and equipment, net	59,512	64,061	69,106	73,272	68,728
Total assets	213,068	193,016	195,195	205,570	200,520
Long-term liabilities	25,685	5,761	21,806	10,137	11,119
Total shareholders’ equity	129,436	120,568	119,732	132,398	136,265

Summary Cash Flow Information

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating activities	$8,545	$21,833	$10,524	$3,417	$10,162
Investing activities	(5,102)	211	(3,204)	(11,532)	(18,592)
Financing activities	(63)	(12,192)	1,573	(286)	(7,578)

Common Share Summary

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cash dividends per share	$—	$—	$0.10	$0.40	$0.40
Basic and diluted earnings per share:
Basic weighted-average number of shares	19,314	19,123	18,882	18,731	18,656
Diluted weighted-average number of shares	19,663	19,123	18,882	19,056	19,177
Basic earnings (loss) per share attributable to common shareholders:
Net income (loss) from continuing operations	$0.35	$(0.04)	$(0.69)	$0.11	$0.67
Income from discontinued operations	$—	$—	$—	$—	$0.11
Net income (loss) attributable to common shareholders	$0.35	$(0.04)	$(0.69)	$0.11	$0.79
Diluted earnings (loss) per share attributable to common shareholders:
Net income (loss) from continuing operations	$0.34	$(0.04)	$(0.69)	$0.11	$0.66
Income from discontinued operations	$—	$—	$—	$0.11	$0.11
Net income (loss) attributable to common shareholders	$0.34	$(0.04)	$(0.69)	$0.11	$0.77

Other Information

	December 31,
	2019	2018	2017	2016	2015
Square footage of property in use	637,034	725,616	690,716	689,945	703,696
Number of employees	834	905	911	972	901

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

In 2019, we experienced a decrease in our consolidated net sales of 0.7 percent (or an increase of 1.2 percent in local currencies) compared to 2018. Asia net sales decreased approximately 0.4 percent (or an increase of 3.3 percent in local currencies) compared to 2018. Europe net sales increased approximately 11.0 percent (or 13.4 percent in local currencies) compared to 2018. North America net sales decreased approximately 4.2 percent (or 4.1 percent in local currencies) compared to 2018. Latin America and Other net sales decreased approximately 8.8 percent (or 7.3 percent in local currencies) compared to 2018.

In absolute terms, selling, general and administrative expenses decreased $9.7 million during 2019, and as a percentage of net sales were 35.5 percent and 37.9 percent for 2019 and 2018, respectively.

We distribute our products to consumers through an independent sales force comprised of independent Managers and Distributors, many of whom also consume our products. Typically a person who joins our independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 13,200 and 12,600 and active independent Distributors and customers were approximately 242,700 and 224,900 at December 31, 2019 and 2018, respectively.

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

Accounts Receivable Allowances

Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical trends and our evaluation of the financial condition of the customer. This allowance is adjusted periodically as information about specific accounts becomes available.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If an impairment indicator existed, we would use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets were recoverable. An impairment loss would be calculated by determining the difference between the carrying values and the fair values of these assets.

Incentive Trip Accrual

We accrue expenses associated with our direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as the trips are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities in amounts greater or less than the amounts recorded. We accrued incentive trip costs of approximately $5.5 million and $6.5 million at December 31, 2019 and 2018, respectively, which are included in accrued liabilities in the consolidated balance sheets.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2019 and 2018, we had recorded valuation allowances of $21.4 million and $20.3 million, respectively, as offsets to deferred tax assets.

At December 31, 2019, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $7.1 million. The net operating losses will expire at various dates from 2020 through 2029, with the exception of those in some foreign jurisdictions where there is no expiration. As of December 31, 2019, we had approximately $14.6 million of foreign tax and withholding credits. Of the $14.6 million credits, $14.3 million are foreign tax credits, most of which expire in 2024 and all of which are fully offset by valuation allowances.

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

Most of our sales to independent Distributors outside the United States are made in the respective local currencies. In preparing our financial statements, sales are translated into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from suppliers are generally made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate transaction losses on intercompany payable balances in the local markets.

RESULTS OF OPERATIONS

The following table summarizes our consolidated net income (loss) from continuing operations results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	(25.9)	(26.2)
Gross profit	74.1	73.8

Operating expenses:
Volume incentives	34.1	34.4
Selling, general and administrative	35.5	37.9

Operating income	4.5	1.5

Other income (expense):
Interest and other income, net	0.1	—
Interest expense	—	(0.1)
Foreign exchange gains (losses), net	(0.2)	(0.5)
	(0.1)	(0.6)

Income before provision for income taxes	4.4	0.9
Provision for income taxes	2.4	1.2

Net income (loss)	2.0%	(0.3)%

Net Sales

International operations have provided, and are expected to continue to provide, a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we present net sales excluding the impact of foreign exchange fluctuations. We compare the percentage change in net sales from one period to another period by excluding the effects of foreign currency exchange as shown below. Net sales excluding the impact of foreign exchange fluctuations is not a U.S. GAAP financial measure and removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting the impact of foreign currency fluctuations is useful to investors because it allows a more meaningful comparison of net sales of our foreign operations from period to period. However, net sales excluding the impact of foreign currency fluctuations should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Year Ended December 31, 2019, as Compared to the Year Ended December 31, 2018

Net Sales

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations, for the years ended December 31, 2019 and 2018 (dollar amounts in thousands).

	Net Sales by Operating Segment
	2019	2018	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$138,536	$139,031	(0.4)%	$(5,043)	3.3%
Europe	62,523	56,314	11.0%	(1,353)	13.4%
North America	138,163	144,264	(4.2)%	(249)	(4.1)%
Latin America and Other	22,993	25,201	(8.8)%	(362)	(7.3)%
	$362,215	$364,810	(0.7)%	$(7,007)	1.2%

Consolidated net sales for the year ended December 31, 2019, were $362.2 million compared to $364.8 million in 2018, or a decrease of approximately 0.7 percent. The decrease was related to declines in the Asia, North America, and Latin America and Other markets. Declines in these markets were partially offset by product sales growth in the Europe market. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, consolidated net sales for the year ended December 31, 2019 would have increased by 1.2 percent from 2018.

Asia

Net sales related to Asia for the year ended December 31, 2019, were $138.5 million compared to $139.0 million for 2018, a decrease of 0.4 percent. The decline for the Asia business is further discussed in the South Korea, Japan and China commentary below. In local currency, net sales increased by 3.3 percent compared to 2018. Fluctuations in foreign exchange rates had a $5.0 million unfavorable impact on net sales for the year ended December 31, 2019. Active independent Managers within Asia totaled approximately 3,000 at December 31, 2019 and 2018. Active independent Distributors and customers within Asia totaled approximately 40,300 and 38,600 at December 31, 2019 and 2018, respectively.

We anticipate that the outbreak of the coronavirus, associated government meeting, travel and other restrictions and people’s hesitance to go into public areas in response to this outbreak, will have a significant adverse effect on our business in China as well as our other Asia markets. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time, but may materially affect our Asia segment and consolidated results for the first quarter and fiscal year 2020.

Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased approximately $1.7 million, or 2.3 percent, for the year ended December 31, 2019, compared to 2018. Fluctuations in foreign exchange rates had a $4.2 million unfavorable impact on net sales for the year ended December 31, 2019. In local currency, net sales increased 3.5 percent compared to 2018. The increase in local currency net sales was the result of improved distributor involvement.

In our Japan market, net sales increased approximately $1.1 million, or 4.7 percent, for the year ended December 31, 2019, compared to 2018. Fluctuations in foreign exchange rates had a $0.3 million favorable impact on net sales for the year ended December 31, 2019. In local currency, net sales increased 3.4 percent for the year ended December 31, 2019, compared to 2018. We attribute the growth in net sales primarily to the introduction of new products and the implementation of programs intended to stimulate activity which had a positive impact on market sales volume in the year ended December 31, 2019.

In our China market, net sales decreased approximately $0.5 million, or 1.8 percent, for the year ended December 31, 2019, compared to 2018. Fluctuations in foreign exchange rates had a $1.2 million unfavorable impact on net sales for the year ended December 31, 2019. In local currency, net sales increased 2.4 percent for the year ended December 31, 2019, compared to 2018. Although growth has been impacted by current market conditions, China has shown local currency growth primarily due to initiatives designed to increase independent service providers’ engagement levels and gain market share in the year ended December 31, 2019.

Europe

Net sales related to Europe were $62.5 million for the year ended December 31, 2019, compared to $56.3 million for 2018, an increase of 11.0 percent. The functional currency for many of these markets is the US Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $1.4 million unfavorable impact on net sales for the year ended December 31, 2019. Net sales increased primarily as a result of the relative stabilization of Russian ruble against the U.S. dollar and product promotions that have improved distributor engagement. Active independent Managers within Europe totaled approximately 4,800 and 4,000 as of December 31, 2019 and 2018, respectively. Active independent Distributors and customers within Europe totaled approximately 99,700 and 83,800 as of December 31, 2019 and 2018, respectively.

North America

Net sales related to North America for the year ended December 31, 2019, were $138.2 million, compared to $144.3 million for 2018, a decrease of 4.2 percent. Fluctuations in foreign exchange rates had a $0.2 million unfavorable impact on net sales for the year ended December 31, 2019. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in North America decreased by 4.1 percent from 2018. The declines for the North America business are further discussed in United States commentary below. Active independent Managers within North America totaled approximately 4,300 and 4,500 at December 31, 2019 and 2018, respectively. Active independent Distributors and customers within North America totaled approximately 73,600 and 75,700 at December 31, 2019 and 2018, respectively.

Notable activity in the following markets contributed to the results of North America:

In the United States, net sales decreased $5.7 million, or 4.3 percent, for the year ended December 31, 2019, compared to 2018. The decline in the market is mainly due to a decrease in Distributor recruiting and retention. We continue to work with leaders in the U.S. to improve recruiting and retention results.

Latin America and Other

Net sales related to Latin America and Other markets for the year ended December 31, 2019, were $23.0 million, compared to $25.2 million for 2018, a decrease of 8.8 percent. Fluctuations in foreign exchange rates had a $0.4 million unfavorable impact on net sales for the year ended December 31, 2019. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Latin America and Other decreased by 7.3 percent from 2018. The decline in the market is mainly due to decreases in Distributor retention and average purchase size. Active independent Managers within Latin America and Other totaled approximately 1,100 at December 31, 2019 and 2018. Active independent Distributors and customers within Latin America and Other totaled approximately 29,100 and 26,800 at December 31, 2019 and 2018, respectively.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Cost of Sales

Cost of sales as a percent of net sales decreased to 25.9 percent in 2019, compared to 26.2 percent in 2018. The decrease in cost of sales percentage is driven by favorable changes in market mix and decreases in inventory write-offs.

Volume Incentives

Volume incentives as a percent of net sales decreased to 34.1 percent in 2019, compared to 34.4 percent in 2018. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the year ended December 31, 2019 is primarily due to changes in market mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased by $9.7 million to $128.7 million for the year ended December 31, 2019. Selling, general and administrative expenses were 35.5 percent and 37.9 percent of net sales for the years ended December 31, 2019 and 2018, respectively. The decrease in selling, general and administrative expenses was primarily related to a reduction of headcount in the U.S. and Latin America, as well as other cost reductions.

The net decrease in selling, general and administrative expenses during 2019, compared to 2018, was primarily related to:
•$2.4 million of transition costs related to the retirement of our Chief Executive Officer in 2018;
•$2.0 million decrease in independent service fees paid to independent service providers in China as a result of changes made to programs in the market;
•$9.5 million decrease in employee salaries and benefits primarily related to a reduction of headcount in the U.S., Asia and Latin America, as well as other cost reductions;

Offset by:
•$4.0 million gains on the sale of two real estate properties in 2018.

Other Loss, Net

Other loss, net, for the years ended December 31, 2019 and 2018, were losses of $0.5 million and $2.2 million, respectively. Other loss, for the year ended December 31, 2019 primarily consisted of foreign exchange losses as a result of net changes in foreign currencies.

Income Taxes

Our effective income tax rate was 55.7 percent for 2019, compared to 137.6 percent for 2018. The decrease in the effective rate from 2018 to 2019 is mostly attributable to the increase in income which causes items such as credits and withholding taxes to have a lesser impact on the effective rate. The effective rate for 2019 differed from the federal statutory rate of 21.0 percent primarily due to the following:

•Adjustments relating to the U.S. tax impact of foreign operations increased the effective tax rate by 12.3 percent in 2019. Included were adjustments relating to the Global Intangible Low-taxed Income (GILTI), foreign withholding taxes, adjustments for foreign tax credits, and foreign rate differentials.

•Reduction of liabilities for unrecognized tax benefits related to the lapse of applicable statute of limitations decreased the tax rate by 3.3 percent in 2019.

•Cumulative unfavorable adjustments related to foreign operations increased the tax rate by 4.4 percent in 2019. These adjustments relate to foreign items that are treated differently for tax purposes than they are for financial reporting purposes.

•Adjustments to valuation allowances increased the effective rate by 10.3 percent in 2019. Included was the effect of increasing the valuation allowance on foreign tax credits generated during the current year and the impact of current year foreign losses in foreign affiliates that currently do not provide tax benefit, offset in part by decreasing the valuation allowance on net operating loss related deferred tax assets relating to foreign affiliates that are showing improved operating results.

Adjustments relating to the U.S. impact of foreign operations increased the effective tax rate by 12.3 and 102.5 percentage points in 2019 and 2018, respectively. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2019	2018
Foreign tax credits	(6.3)%	(17.6)%
Foreign tax rate differentials	3.6	37.3
Foreign withholding taxes	3.9	27.7
Transfer pricing adjustment	4.6	12.1
Impact of GILTI	6.5	43.0
Total	12.3%	102.5%

From 2018 to 2019, the rate changes in components of the U.S. tax impact of foreign operations were significant. The primary reason was the increase in income which causes items such as credits and withholding taxes to have a lesser impact on the effective rate.

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

Year Ended December 31, 2018, as Compared to the Year Ended December 31, 2017

For a discussion regarding our financial condition and results of operations for fiscal 2018 compared to fiscal 2017, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filled with the SEC on March 8, 2019.

SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables present our unaudited summary of quarterly operations during 2019 and 2018 for each of three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net sales	$91,272	$90,724	$88,524	$91,695
Cost of sales	(23,429)	(23,865)	(22,784)	(23,862)
Gross profit	67,843	66,859	65,740	67,833

Volume incentives	31,013	31,302	29,862	31,233
Selling, general and administrative	33,852	31,019	31,177	32,692
Operating income	2,978	4,538	4,701	3,908
Other income (expense)	(48)	306	(1,243)	502
Income before income taxes	2,930	4,844	3,458	4,410
Provision for income taxes	1,201	2,215	2,107	3,190
Net income	1,729	2,629	1,351	1,220
Net income (loss) attributable to noncontrolling interests	(28)	(60)	34	218
Net income attributable to common shareholders	$1,757	$2,689	$1,317	$1,002

Basic and diluted net income per common share:
Basic earnings per share attributable to common shareholders:	$0.09	$0.14	$0.07	$0.05

Diluted earnings per share attributable to common shareholders:	$0.09	$0.14	$0.07	$0.05

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net sales	$87,342	$91,266	$88,828	$97,374
Cost of sales	(22,713)	(24,278)	(23,161)	(25,539)
Gross profit	64,629	66,988	65,667	71,835

Volume incentives	31,362	31,492	30,511	31,972
Selling, general and administrative	32,386	33,310	31,643	41,092
Operating income (loss)	881	2,186	3,513	(1,229)
Other income (expense), net	740	(1,807)	(353)	(731)
Income (loss) before income taxes	1,621	379	3,160	(1,960)
Provision for income taxes	1,288	441	1,821	852
Net income (loss)	333	(62)	1,339	(2,812)
Net income (loss) attributable to noncontrolling interests	(165)	(129)	(158)	104
Net income (loss) attributable to common shareholders	$498	$67	$1,497	$(2,916)

Basic and diluted net income (loss) per common share:
Basic earnings (loss) per share attributable to common shareholders:	$0.03	$—	$0.08	$(0.15)

Diluted earnings (loss) per share attributable to common shareholders:	$0.03	$—	$0.08	$(0.15)

Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses and costs, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of December 31, 2019, working capital was $54.8 million, compared to $40.1 million as of December 31, 2018. At December 31, 2019, we had $53.6 million in cash and cash equivalents, of which $34.3 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriations.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Operating activities	$8,545	$21,833
Investing activities	(5,102)	211
Financing activities	(63)	(12,192)

Operating Activities

For the year ended December 31, 2019, operating activities provided cash in the amount of $8.5 million compared to $21.8 million in 2018. Operating cash flows decreased due to the timing of payments for accrued liabilities, accounts payables, inventories, income taxes payable and accrued volume incentives and service fees. Those increases were partially offset by timing of changes in prepaid expenses and liability related to unrecognized tax positions.

Investing Activities

Cash paid for capital expenditures related to the purchase of equipment, computer systems and software for the years ended December 31, 2019 and 2018, were $5.1 million and $4.8 million, respectively.

During the year ended December 31, 2018, we had proceeds of $5.0 million for the sale of two real estate properties.

Financing Activities

For the year ended December 31, 2019, financing activities used $0.1 million in cash, compared to $12.2 million in cash used for the same period in 2018. For the year ended December 31, 2019, we had $0 net borrowings due to improvements in our overall cash position compared to the same period in 2018. During the year ended December 31, 2018, we made principal payments of $13.2 million.

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million that matures on July 11, 2020 (the “Bank of America Credit Agreement”). We pay interest on any borrowings under the Bank of America Credit Agreement at LIBOR plus 1.25 percent (3.05 percent as of December 31, 2019), an annual commitment fee of 0.2 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Bank of America Credit Agreement only upon maturity, and, as a result, have classified our outstanding borrowings as non-current on our consolidated balance sheet. At December 31, 2019, there was no outstanding balance under the Bank of America Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. Effective June 30, 2018, the Company and Bank of America amended the Credit Agreement to modify certain financial covenants. As of December 31, 2019, we were in compliance with the debt covenants set forth in the Bank of America Credit Agreement.

Our joint venture in China borrowed $0 and $4.0 million from the Company, during the years ended December 31, 2019 and 2018, respectively. Our joint venture in China borrowed $0 and $1.0 million from our joint venture partner, during the years ended December 31, 2019 and 2018, respectively. The note between the joint venture and the Company eliminates in consolidation.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$29,348	$5,928	$8,605	$5,966	$8,849
Self-insurance reserves (1)	463	463		—	—
Other long-term liabilities reflected on the balance sheet (2)	—	—	—	—	—
Unrecognized tax benefits (3)	—	—	—	—	—
Revolving credit facility (4)	—	—	—	—	—
Total	$29,811	$6,391	$8,605	$5,966	$8,849
_______________________________________
(1) At December 31, 2019, there were $0.8 million of liabilities. We retain a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the consolidated balance sheet.

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

(2) At December 31, 2019, there were $1.2 million of liabilities. We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes). The deferrals become an obligation owed to the participant by us under the plan. Upon separation of the participant from the service with us, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years. As we cannot easily determine when our officers and key employees will separate from us, we are unable to estimate the years in which cash settlement may occur.

(3) At December 31, 2019, there were $1.5 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, we are unable to estimate the years in which cash settlement may occur with the respective tax authorities.

(4) We entered into a revolving credit agreement with Bank of Americas, N.A., that permits us to borrow up to $25.0 million through July 11, 2020, bearing interest at LIBOR plus 1.25 percent. We must pay an annual commitment fee of 0.2 percent on the unused portion of the commitment. At December 31, 2019, we had $25.0 million available under this facility. At December 31, 2019, there was no outstanding balance under the Bank of America Credit Agreement.

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate, or royalties on certain products. In 2019 and 2018, the aggregate amounts of these payments were $10,000 and $46,000, respectively.

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

Foreign Currency Risk

During the year ended December 31, 2019, approximately 64.7 percent of our net sales and approximately 60.3 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in Management’s Discussion and Analysis included in Part II, Item 7 of this report.

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

Exchange rate sensitivity for the year ended December 31, 2019 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	%)
Net sales	$362,215	$(16,654)	(4.6)%	$(23,894)	(6.6)%	$(36,638)	(10.1)%

Cost and expenses:
Cost of sales	93,940	(4,963)	(5.3)%	(7,120)	(7.6)%	(10,918)	(11.6)%
Volume incentives	123,410	(5,976)	(4.8)%	(8,575)	(6.9)%	(13,148)	(10.7)%
Selling, general and administrative	128,740	(4,001)	(3.1)%	(5,740)	(4.5)%	(8,802)	(6.8)%

Operating income	$16,125	$(1,714)	(10.6)%	$(2,459)	(15.2)%	$(3,770)	(23.4)%

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

Exchange Rate Sensitivity of financial assets and liabilities as of December 31, 2019 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
Financial Assets Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$53,629	$(3,060)	(5.7)%	$(4,393)	(8.2)%	$(6,739)	(12.6)%
Accounts receivable, net	7,319	(374)	(5.1)%	(537)	(7.3)%	(823)	(11.2)%

Financial Liabilities Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	4,406	(97)	(2.2)%	(139)	(3.2)%	(214)	(4.9)%

Net Financial Assets Subject to Exchange Rate Risk	$56,542	$(3,337)	(5.9)%	$(4,791)	(8.5)%	$(7,348)	(13.0)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2019, and exceeded $1 million upon translation into U.S. dollars. None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk exceeded $1 million upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Cash Amounts Denominated in Local Currency as of December 31, 2019 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar
Cash and Cash Equivalents
China (Yuan Renminbi)	$8,143	7.0
Japan (Yen)	4,719	109.1
South Korea (Won)	4,547	1,157.2
Europe (Euro)	2,806	0.9
Poland (Zloty)	2,222	3.8
Canada (Dollar)	1,753	1.3
Malaysia (Ringgit)	1,373	4.1
Indonesia (Rupiah)	1,360	13,921.2
Hong Kong (Dollar)	1,359	7.8
Thailand (Baht)	1,342	30.0
Singapore (Dollar)	1,337	1.3
Other	2,755	Varies
Total foreign denominated cash and cash equivalents	33,716
U.S. dollars held by foreign subsidiaries	598
Total cash and cash equivalents held by foreign subsidiaries	$34,314

Finally, the following table sets forth the annual weighted-average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which annualized net sales would exceed $10.0 million during any of the three periods presented. We used the annual average exchange rate for translating items from the statement of operations from local currencies into our reporting currency.

Year ended December 31,	2019	2018
Canada (Dollar)	1.3	1.4
China (Yuan Renminbi)	7.0	6.9
European Markets (Euro)	0.9	0.9
Japan (Yen)	109.1	110.3
South Korea (Won)	1,157.2	1,116.3
Mexico (Peso)	18.9	19.7

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

The functional currency in highly inflationary economies is the U.S. dollar, and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the years ended December 31, 2019 and 2018, we did not operate in any countries considered to be highly inflationary.

Interest Rate Risk

On December 31, 2019, we did not have any available for sale investments.

On December 31, 2019, we had no outstanding balance on our revolving credit line.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 19 to the financial statements, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases, effective January 1, 2019.

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
March 11, 2020

We have served as the Company's auditor since 2007.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

As of December 31,	2019	2018
Assets
Current assets:
Cash and cash equivalents	$53,629	$50,638
Accounts receivable, net of allowance for doubtful accounts of $407 and $460, respectively	7,319	7,751
Inventories	46,666	42,048
Prepaid expenses and other	5,091	6,388
Total current assets	112,705	106,825
Property, plant and equipment, net	59,512	64,061
Operating lease right-of-use assets	23,951	—
Restricted investment securities - trading	1,150	1,308
Intangible assets, net	567	618
Deferred income tax assets	4,899	9,056
Other assets	10,284	11,148
	$213,068	$193,016

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,406	$5,219
Accrued volume incentives and service fees	18,893	20,562
Accrued liabilities	25,531	34,801
Deferred revenue	1,266	1,197
Related party note	1,518	1,530
Income taxes payable	1,392	3,378
Current portion of operating lease liabilities	4,941	—
Total current liabilities	57,947	66,687
Liability related to unrecognized tax benefits	1,499	2,192
Long-term portion of operating lease liabilities	20,213	—
Deferred compensation payable	1,150	1,308
Long-term deferred income tax liabilities	1,655	1,556
Other liabilities	1,168	705
Total liabilities	83,632	72,448

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 19,410 and 19,204 shares issued and outstanding as of December 31, 2019, and 2018, respectively	135,741	133,684
Retained earnings (accumulated deficit)	4,693	(2,072)
Noncontrolling interests	227	63
Accumulated other comprehensive loss	(11,225)	(11,107)
Total shareholders’ equity	129,436	120,568
	$213,068	$193,016
 See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)

Year Ended December 31,	2019	2018
Net sales	$362,215	$364,810
Cost of sales	(93,940)	(95,691)
Gross profit	268,275	269,119

Operating expenses:
Volume incentives	123,410	125,337
Selling, general and administrative	128,740	138,431
Operating income	16,125	5,351
Other income (expense):
Interest and other income (expense), net	262	(67)
Interest expense	(43)	(387)
Foreign exchange losses, net	(702)	(1,697)
	(483)	(2,151)
Income from operations before provision for income taxes	15,642	3,200
Provision for income taxes	8,713	4,402
Net income (loss)	6,929	(1,202)
Net income (loss) attributable to noncontrolling interests	164	(348)
Net income (loss) attributable to common shareholders	$6,765	$(854)

Basic and diluted net income (loss) per common share

Basic earnings (loss) per share attributable to common shareholders	$0.35	$(0.04)

Diluted earnings (loss) per share attributable to common shareholders	$0.34	$(0.04)

Weighted-average basic common shares outstanding	19,314	19,123
Weighted-average diluted common shares outstanding	19,663	19,123

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

Year Ended December 31,	2019	2018
Net income (loss)	$6,929	$(1,202)
Foreign currency translation gain (loss) (net of tax)	477	(973)
Net unrealized losses on investment securities (net of tax)	—	(2)
Write-off of cumulative translation adjustments	(595)	—
Total comprehensive income (loss)	6,811	(2,177)
Net income (loss) attributable to noncontrolling interests	164	(348)
Total comprehensive income (loss) attributable to common shareholders	$6,647	$(1,829)

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock		Retained Earnings (Accumulated deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total
	Shares	Value
Balance at December 31, 2017 (as reported)	18,919	$131,525	$(2,072)	$411	$(10,132)	$119,732
Cumulative effect of change in accounting principle	—	—	854	—	—	854
Balance at January 1, 2018 (as adjusted)	18,919	131,525	(1,218)	411	(10,132)	120,586
Share-based compensation expense	—	2,170	—	—	—	2,170
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	285	(11)	—	—	—	(11)
Net loss	—	—	(854)	(348)	—	(1,202)
Other comprehensive loss	—	—	—	—	(975)	(975)
Balance at December 31, 2018	19,204	133,684	(2,072)	63	(11,107)	120,568
Share-based compensation expense	—	2,120	—	—	—	2,120
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	206	(63)	—	—	—	(63)
Net income	—	—	6,765	164	—	6,929
Other comprehensive loss	—	—	—	—	(118)	(118)
Balance at December 31, 2019	19,410	$135,741	$4,693	$227	$(11,225)	$129,436

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

Year Ended December 31,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,929	$(1,202)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	10	818
Depreciation and amortization	10,599	9,806
Noncash lease expense	5,394	—
Share-based compensation expense	2,120	2,170
Loss (gain) on sale of property and equipment	43	(3,990)
Deferred income taxes	4,279	(18)
Purchase of trading investment securities	(83)	(165)
Proceeds from sale of trading investment securities	464	775
Realized and unrealized losses (gains) on investments	(224)	87
Foreign exchange losses	107	1,697
Loss on write-off of cumulative translation adjustment	595	—
Changes in assets and liabilities:
Accounts receivable	375	189
Inventories	(4,870)	1,066
Prepaid expenses and other	1,229	(821)
Other assets	475	814
Accounts payable	(960)	1,035
Accrued volume incentives and service fees	(1,564)	1,762
Accrued liabilities	(8,593)	10,045
Deferred revenue	69	(357)
Lease liabilities	(5,039)	—
Income taxes payable	(1,960)	1,297
Liability related to unrecognized tax positions	(693)	(2,501)
Deferred compensation payable	(157)	(674)
Net cash provided by operating activities	8,545	21,833
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,104)	(4,834)
Proceeds from sale of property, plant and equipment	2	5,045
Net cash provided by (used in) investing activities	(5,102)	211
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	2,064	68,322
Principal payments of revolving credit facility	(2,064)	(81,503)
Proceeds from borrowings from related party	—	1,000
Proceeds from exercise of stock options	257	664
Tax benefit from exercise of stock options	(320)	(675)
Net cash used in financing activities	(63)	(12,192)
Effect of exchange rates on cash and cash equivalents	(389)	(2,124)
Net increase in cash and cash equivalents	2,991	7,728
Cash and cash equivalents at beginning of the year	50,638	42,910
Cash and cash equivalents at end of the year	$53,629	$50,638

Year Ended December 31,	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$6,861	$3,535
Cash paid for interest	64	397
Supplemental disclosure of noncash investing, and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	194	32
Additions to asset retirement obligations and related assets	$649	$—

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. We are a Utah corporation with our principal place of business in Lehi, Utah, and sell our products to a sales force of independent distributors that uses the products themselves or resells them to consumers

We market our products in Austria, Belarus, Canada, China, Colombia, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Norway, Panama, Poland, Russia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine and the United States. We also market our products though a wholesale model to Australia, Brazil, Chile, Israel, New Zealand, Norway, Peru and the United Kingdom.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and our subsidiaries. At December 31, 2019 and 2018, substantially all of our subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation. We consolidate the joint ventures in Hong Kong and China in our consolidated financial statements, with another party's interest presented as a noncontrolling interest. Additionally, we operate a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

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

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to our independent Distributors, and receivables from independent Distributors in foreign markets. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. However, due to the geographic dispersion of credit card and Distributor receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2019 and 2018. We maintain an allowance for potential credit losses that is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of account holder. This reserve is adjusted periodically as information about specific accounts becomes available.

Restricted Investment Securities

We have certain restricted investment securities classified as trading securities. We maintain our trading securities portfolio to generate returns that are offset by corresponding changes in certain liabilities related to our deferred compensation plans (see Note 13). The trading securities portfolio consists of marketable securities, which are recorded at fair value and are included in long-term restricted investment securities on the consolidated balance sheets because they remain our assets until they are actually paid out to the participants. These investment securities are not available to us to fund operations as they are restricted for the payment of the deferred compensation payable. We have established a rabbi trust to finance obligations under the plan. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

Fair Value of Financial Instruments

Our financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, investments, and accounts payable, approximate fair value due to their short-term nature. During the years ended December 31, 2019, and 2018, we did not have any write-offs related to the remeasurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Intangible Assets

Intangible assets consist of purchased product formulations and product registrations. Such intangible assets are amortized using the straight-line method over the estimated economic lives of the assets of 9 to 15 years. Intangible assets, net of accumulated amortization, totaled $0.6 million at December 31, 2019, and 2018.

Other Assets

Other assets include lease deposits, deposits with third party service providers, deposits to operate in certain markets.

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If an impairment indicator existed, we would use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets were recoverable. An impairment loss would be calculated by determining the difference between the carrying values and the fair values of these assets.

Incentive Trip Accrual

We accrue for expenses associated with our direct sales program, which rewards independent Managers and Distributors with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued convention and meeting costs of $5.5 million and $6.5 million at December 31, 2019, and 2018, respectively, which are included in accrued liabilities in the consolidated balance sheets.

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors. During the years ended December 31, 2019 and 2018, we did not operate in any countries considered to be highly inflationary.

Revenue Recognition

Net sales include sales of products and shipping and handling charges, net of estimates for product returns and any related sales incentives or rebates based upon historical information and current trends. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized upon shipment, the point in time in which the customer obtains control of the products. Revenue recognition is discussed in further detail in Note 2.

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2019 and 2018, totaled approximately $1.8 million and $1.9 million, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $2.1 million and $2.8 million in 2019 and 2018, respectively.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years (dollar and share amounts in thousands, except for per share information):

	2019	2018
Net income (loss) attributable to common shareholders:
Net income (loss)	$6,765	$(854)

Basic weighted-average shares outstanding	19,314	19,123

Basic earnings (loss) per share attributable to common shareholders:
Net income (loss)	$0.35	$(0.04)

Diluted Shares Outstanding:
Basic weighted-average shares outstanding	19,314	19,123
Stock-based awards	349	—
Diluted weighted-average shares outstanding	19,663	19,123

Diluted earnings (loss) per share attributable to common shareholders:
Net income (loss)	$0.34	$(0.04)

Potentially dilutive shares excluded from diluted-per-share amounts:
Share-based awards	439	—	(1)

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	214	2,172	(1)

(1)   As a result of the net loss for the year ended December 31, 2018, no potentially dilutive securities are included in the calculation of diluted earnings (loss) per share because such effect would be anti-dilutive. Potentially dilutive securities for the year ended December 31, 2018 include 1,114 outstanding options to purchase shares of common stock and 1,058 restricted stock units.

For the year ended December 31, 2019, potentially dilutive shares excluded from diluted-per-share amounts include performance-based restricted stock units ("RSU"), for which certain metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the years presented.

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

We recognize all share-based payments to Directors and employees, including grants of stock options and RSUs, in the statement of operations based on their grant-date fair values. We record compensation expense over the vesting period of the stock options and RSUs based on the fair value of the stock options and RSUs on the date of grant.

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

Chief Executive Officer Related Transition Costs

During the second quarter of 2018, we announced the retirement of our Chief Executive Officer. As a result, we recorded $2.4 million of transition-related expenses during the year ended December 31, 2018. As of December 31, 2019, accrued transition costs were $0.2 million.

Recent Accounting Pronouncements

We adopted the requirements of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842): Accounting for Leases effective January 1, 2019. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. See Note 19 - Leases for additional disclosure of the adoption of Topic 842.

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income. This update allows a reclassification of stranded tax effects, resulting from the Tax Cuts and Jobs Act 2017, from accumulated other comprehensive income to retained earnings. This ASU is effective for annual periods beginning after December 15, 2018 with early adoption permitted. We did not elect to reclassify the income tax effects from comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. Our policy for releasing the income tax effects from accumulated other comprehensive income is when the corresponding pretax accumulated other comprehensive income items are reclassified to earnings. The adoption of ASU 2018-02 did not have a material effect on our results of operations, consolidated financial statements and footnote disclosures.

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

NOTE 2:  REVENUE RECOGNITION

Adoption of ASU Topic 606

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

We recorded a net reduction to opening accumulated deficit of $0.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to deferred revenue on shipments that had not been delivered being recognized upon shipment and deferrals for annual membership fees that are no longer deferred. There was no impact to revenues and operating income as a result of applying Topic 606 for the year ended December 31, 2019, compared to a increase of $0.2 million and $47,000, respectively, for 2018.

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

A reserve for product returns is recorded based upon historical experience. We allow independent Managers or Distributors to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of our markets, the requirements to return product are more restrictive. Sales returns for the years 2019 and 2018, were $1.9 million and $1.7 million, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales. Shipping and handling revenues of approximately $6.2 million and $7.1 million were reported as net sales for the years ended December 31, 2019 and 2018, respectively.

Volume incentives, and other sales incentives or rebates, are a significant part of our direct sales marketing program, and represent commission payments made to independent distributors. These payments are designed to provide incentives for reaching higher sales levels. The amount of volume incentive recognized is determined based upon the amount of qualifying purchases in a given month and recorded as volume incentive expense. Payments to independent Managers and Distributors for sales incentives or rebates related to their own purchases are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales.

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

The following table presents changes in these contract liability balances for the years ended December 31, 2018 2019 (U.S. dollars in thousands):

Outstanding at December 31, 2017	$1,126
Increase (decrease) attributed to:
Customer loyalty net deferrals	4,333
Customer loyalty redemptions	(4,380)
Outstanding at December 31, 2018	1,079
Increase (decrease) attributed to:
Customer loyalty net deferrals	4,969
Customer loyalty redemptions	(5,093)
Outstanding at December 31, 2019	$955
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

NOTE 3: RESTRUCTURING RELATED EXPENSES

In 2018, we continued to execute our strategy to reduce costs and improve efficiencies. During the year ended December 31, 2018, we incurred $1.5 million of non-recurring expenses that are recorded primarily in selling, general and administrative expense consisting of severance and buy-outs of lease commitments. Of the restructuring expenses incurred during the year ended December 31, 2018, $0.3 million of severance and rent expenses remained payable at year-end.

In 2019, we continued to execute our strategy to reduce costs and improve efficiencies. During the year ended December 31, 2019, we incurred $2.4 million of non-recurring expenses that are recorded primarily in selling, general and administrative expense consisting of severance. Of the restructuring expenses incurred during the year ended December 31, 2019, $0.4 million of severance remained payable at year-end.

During 2019, we wrote-off cumulative translation adjustments from the closure of a market that resulted in a loss of $0.6 million. This loss is included in Foreign exchange losses, net, within the Consolidated Statements of Operation during the year ended December 31, 2019.

The following table summarizes the 2018, and 2019 restructuring activity:

Total
Liability balance at December 31, 2017	$750
Increase in liability	1,523
Reduction in liability (payments)	(2,008)
Liability balance at December 31, 2018	265
Increase in liability	2,375
Reduction in liability (payments)	(2,257)
Liability balance at December 31, 2019	$383

NOTE 4: INVENTORIES

The composition of inventories is as follows (dollar amounts in thousands):

As of December 31,	2019	2018
Raw materials	$13,329	$10,410
Work in process	1,426	1,524
Finished goods	31,911	30,114
Total inventory	$46,666	$42,048

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows (dollar amounts in thousands):

As of December 31,	2019	2018
Land and improvements	$448	$518
Buildings and improvements	32,374	32,925
Machinery and equipment	28,533	25,691
Furniture and fixtures	18,162	20,245
Computer software and hardware	52,837	52,400
	132,354	131,779
Accumulated depreciation and amortization	(72,842)	(67,718)
Total property, plant and equipment	$59,512	$64,061

Depreciation expense was $10.5 million and $9.8 million for the years ended December 31, 2019 and 2018, respectively.

Capitalized interest was $0 for the years ended December 31, 2019 and 2018.

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

NOTE 6: INTANGIBLE ASSETS

At December 31, 2019, and 2018, intangibles for product formulations and registrations had a gross carrying amount of $1.7 million, and $1.9 million, accumulated amortization of $1.2 million, and $1.3 million, and a net amount of $0.6 million, and $0.6 million, respectively. The estimated useful lives of the product formulations range from 9 to 15 years.

Amortization expense for intangible assets for the years ended December 31, 2019 and 2018 was $0.1 million and $0.1 million, respectively. Estimated amortization expense for the five succeeding years and thereafter is as follows (dollar amounts in thousands):

Year Ending December 31,
2020	$130
2021	161
2022	91
2023	74
2024	74
Thereafter	37
Total	$567

NOTE 7: INVESTMENT SECURITIES

Our trading securities portfolio totaled $1.2 million and $1.3 million at December 31, 2019 and 2018, respectively, and generated a gain of $0.2 million and a loss of $0.1 million, for the years ended December 31, 2019 and 2018, respectively.

NOTE 8: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows (dollar amounts in thousands):

As of December 31,	2019	2018
Salaries and employee benefits	$11,265	$15,927
Sales, use and property tax (See Note 14)	2,830	3,594
Convention and meeting costs	5,501	6,540
Other	5,935	8,740
Total	$25,531	$34,801

NOTE 9: REVOLVING CREDIT FACILITY

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). We pay interest on any borrowings under the Credit Agreement at LIBOR plus 1.25 percent (3.05 percent as of December 31, 2019), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity. At December 31, 2019, there is no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. We were in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2019.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows (dollar amounts in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Securities	Write-off of cumulative translation adjustments	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(10,134)	$2	$—	$(10,132)
Activity, net of tax	(973)	(2)	—	(975)
Balance as of December 31, 2018	(11,107)	—	—	(11,107)
Activity, net of tax	477	—	(595)	(118)
Balance as of December 31, 2019	$(10,630)	—	$(595)	$(11,225)

NOTE 11: INCOME TAXES

Our financial statements are based on enacted law and related guidance received as of December 31, 2019. The U.S. Treasury has recently issued final regulations providing additional guidance on various provisions of the Tax Cuts and Jobs Act and it is expected that additional regulations and guidance will be forthcoming. We will continue to evaluate the impact, if any, of new regulations and guidance and will recognize any resulting impact in the period such guidance is received.

As a result of the Tax Cuts and Jobs Act , distributions of profits from foreign affiliates are not expected to result in material incremental U.S. tax impacts in the future. However, due to tax treaties between the U.S. and many of the jurisdictions in which we operate, some profit distributions may be subject to withholding taxes. Furthermore, provisions of the Tax Cuts and Jobs Act such as GILTI (global intangible low-taxed income), FDII (foreign-derived intangible income), deduction limitations on interest expense and executive compensation, as well as other tax reform changes may continue to impact our future taxes.

We have elected the period cost method (costs are treated as a current period expense when incurred) under U.S. GAAP as it relates to GILTI income inclusions in U.S. taxable income. Each reporting period we analyze our indefinite reinvestment assertions with respect to undistributed foreign earnings. As of December 31, 2019, we continue to assert that we do not intend to reinvest undistributed foreign earnings indefinitely in our foreign subsidiaries.

Income (loss) from continuing operations before provision (benefit) for income taxes are taxed under the following jurisdictions (dollar amounts in thousands):

Year Ended December 31,	2019	2018
Domestic	$1,770	$(10,069)
Foreign	13,872	13,269
Total	$15,642	$3,200

Components of the provision (benefit) for income taxes for each of the two years in the period ended December 31, 2019 are as follows (dollar amounts in thousands):

Year Ended December 31,	2019	2018
Current:
Federal	$(476)	$(1,823)
State	94	(70)
Foreign	4,816	6,371
Subtotal	4,434	4,478
Deferred:
Federal	3,044	605
State	475	296
Foreign	760	(977)
Subtotal	4,279	(76)
Total provision for income taxes	$8,713	$4,402

The provision (benefit) for income taxes, as a percentage of income from continuing operations before provision (benefit) for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of U.S. federal income tax benefit	2.9	5.5
U.S. tax impact of foreign operations	12.3	102.5
Valuation allowance change	10.3	(13.9)
Unrecognized tax benefits	(3.3)	(58.7)
Permanent foreign items	4.4	28.6
Withholding tax on royalties	4.2	20.0
Stock compensation	7.1	12.7
Tax return to provision differences	(3.7)	11.7
Elimination of provision on intercompany transactions	(0.6)	4.4
Other	1.1	3.8
Effective income tax rate	55.7%	137.6%

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated.

Adjustments relating to the U.S. impact of foreign operations increased the effective tax rate by 12.3 percentage points in 2019 and increased the effective tax rate by 102.5 percentage points in 2018. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2019	2018
Foreign tax credits	(6.3)%	(17.6)%
Foreign tax rate differentials	3.6	37.3
Foreign withholding taxes	3.9	27.7
Transfer pricing adjustment	4.6	12.1
Impact of GILTI	6.5	43.0
Total	12.3%	102.5%

The significant components of the deferred tax assets (liabilities) are as follows (dollar amounts in thousands):

As of December 31,	2019	2018
Inventory	$1,013	$1,252
Accrued liabilities	2,511	4,130
Operating lease liabilities	3,639	—
Deferred compensation	273	307
Equity-based compensation	1,127	2,359
Intangibles assets	161	151
Bad debts	92	114
Net operating losses	7,139	7,730
Foreign tax and withholding credits	14,640	13,300
Health insurance accruals	97	145
Other deferred tax assets	2,178	2,438
Valuation allowance	(21,388)	(20,256)
Total deferred tax assets	11,482	11,670
Other deferred tax liabilities	(1,755)	(2,009)
Accelerated depreciation	(3,168)	(2,161)
Right of use assets	(3,315)	—
Total deferred tax liabilities	(8,238)	(4,170)
Total deferred taxes, net	$3,244	$7,500

The components of deferred tax assets (liabilities), net are as follows (dollar amounts in thousands):

As of December 31,	2019	2018
Net deferred tax assets	$4,899	$9,056
Net deferred tax liabilities	(1,655)	(1,556)
Total deferred taxes, net	$3,244	$7,500

We have provided a valuation allowance of $21.4 million and $20.3 million as of December 31, 2019 and 2018, respectively, for certain deferred tax assets, including foreign net operating losses, for which we cannot conclude it is more likely than not that they will be realized. We reviewed our tax positions and increased the valuation allowance by approximately $1.1 million in 2019 primarily due to a domestic increase of $1.3 million and a foreign decrease of $0.2 million. For financial reporting purposes, the increase in valuation allowances increases income tax expenses in the year recorded. At December 31, 2019, we had approximately $14.6 million of foreign tax and withholding credits. Of the $14.6 million credits, $14.3 million are foreign tax credits, most of which expire in 2024 and all of which are fully offset by a valuation allowance.

At December 31, 2019, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $7.1 million. The net operating losses will expire at various dates from 2020 through 2029, with the exception of those in some foreign jurisdictions where there is no expiration. The foreign net operating losses have a full valuation allowance recorded against them.

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

Our U.S. federal income tax returns for 2016 through 2018 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2014 through 2018.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2019 and 2018 was $1.5 million and $2.2 million, respectively, all of which would favorably impact the effective tax rate if recognized. Included in these amounts is approximately $0.1 million and $0.2 million, respectively, of combined interest and penalties. We decreased interest and penalties approximately $33,000 and $0.2 million for the years ended December 31, 2019 and 2018, respectively. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

During the years ended December 31, 2019 and 2018, we added approximately $0.2 million and $0.2 million, respectively, to our liability for unrecognized tax benefits. Included in these amounts are approximately $0.1 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively, related to interest and penalties. In addition, we recorded a benefit related to the lapse of applicable statute of limitations of approximately $0.8 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively, all of which favorably impacted our effective tax rate.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years (dollar amounts in thousands):

Year Ended December 31,	2019	2018
Unrecognized tax benefits, opening balance	$1,966	$2,956
Settlement of liability reclassified as income tax payable	—	—
Payments on liability	(16)	—
Tax positions taken in a prior period
Gross increases	—	—
Gross decreases	(9)	(467)
Tax positions taken in the current period
Gross increases	132	92
Gross decreases	—	—
Lapse of applicable statute of limitations	(686)	(591)
Currency translation adjustments	(2)	(24)
Unrecognized tax benefits, ending balance	$1,385	$1,966

We anticipate that liabilities related to unrecognized tax benefits will increase approximately $0 to $0.1 million within the next twelve months due to additional transactions related to commissions and transfer pricing.

We believe that it is reasonably possible that unrecognized tax benefits may decrease by $0 to $1.3 million within the next twelve months due to the expiration of statutes of limitations in various jurisdictions.

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

No dividends were declared for the years ended December 31, 2019 and 2018.

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

Stock Options

Our outstanding stock options include time-based stock options, which vest over differing periods ranging from the date of issuance up to 48 months from the option grant date; and performance-based stock options, which have already vested upon achieving operating income margins of six, eight and ten as reported in four of five consecutive quarters over the term of the options.

Stock option activity for 2019 and 2018 consisted of the following (share amounts in thousands, except for per share information):

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at December 31, 2017	1,390	$12.20
Granted	50	8.43
Forfeited or canceled	(227)	13.87
Exercised	(99)	6.10
Options outstanding at December 31, 2018	1,114	12.23
Granted	25	8.72
Forfeited or canceled	(797)	12.87
Exercised	(52)	4.98
Options outstanding at December 31, 2019	290	$11.49

During the year ended December 31, 2019, we granted options to purchase 25,000 shares of common stock under the 2012 Stock Incentive Plan to one member of our Board of Directors, which are composed of time-based stock options. These options were issued with a weighted-average exercise price of $8.72 per share and a weighted-average grant date fair value of $3.44 per share. All of the options issued have an option termination date of ten years from the option grant date.

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

For the years ended December 31, 2019 and 2018, we issued 52,000 and 99,000 shares of common stock upon the exercise of stock options at an average exercise price of $4.98 and $6.10 per share, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2019 and 2018 was $0.2 million and $0.2 million, respectively. For the years ended December 31, 2019 and 2018, we recognized $0.1 million and $0.1 million of tax benefits from the exercise of stock options during the period, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2019 and 2018:

	2019	2018
Weighted-average grant date fair value of grants	$3.44	$3.0 to $3.5
Expected life (in years)	5.0	5.0
Risk-free interest rate	1.5%	2.8%
Expected volatility	43.2%	38.2%
Dividend yield	—%	—%

Share-based compensation expense from time-based stock options for the years ended December 31, 2019 and 2018, was $0.1 million and $0.2 million, respectively. As of December 31, 2019 and 2018, the unrecognized share-based compensation cost related to grants described above was $0, respectively. As of December 31, 2019, there are no unvested options.

The following table summarizes information about options outstanding and exercisable at December 31, 2019 (share amounts in thousands, except per share information):

	Options Outstanding			Options Exercisable
Range of Option Prices Per Share	Options Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share	Options Exercisable	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price Per Share
$2.35 to $9.99	76	6.2	$7.83	76	6.2	$7.83
$10.00 to $13.99	189	3.9	12.32	189	3.9	12.32
$14.00 to $17.70	25	3.7	16.33	25	3.7	16.33
	290			290

At December 31, 2019, the aggregate intrinsic value of outstanding and exercisable options to purchase 290,000 shares of common stock was $0.1 million. At December 31, 2018, the aggregate intrinsic value of outstanding and exercisable options to purchase 1,114,000 shares of common stock was $0.2 million.

Restricted Stock Units

Our outstanding restricted stock units ("RSUs"), include time-based RSUs, which vest over differing periods ranging from 12 months up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At December 31, 2019 and 2018, there were 95,000 and 80,000 vested RSUs, respectively, granted to members of the Board of Directors that had a restriction period.

Restricted stock unit activity for the years ended December 31, 2019 and 2018 is as follows: (share amounts in thousands, except per share information):

	Number of Shares	Weighted-Average Grant Date Fair Value
Units outstanding at December 31, 2017	728	$11.56
Granted	692	7.63
Issued	(257)	11.78
Forfeited	(105)	12.17
Units outstanding at December 31, 2018	1,058	8.87
Granted	333	7.23
Issued	(179)	10.21
Forfeited	(391)	9.88
Units outstanding at December 31, 2019	821	$7.43

During the year ended December 31, 2019, we granted 333,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and share-price performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value $8.59 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over three year period from the grant date. The share-price performance-based RSUs were granted with a weighted-average grant date fair value of $4.38 per share and vest upon achieving share-price targets over a three year period from the grant date.

During the year ended December 31, 2018, we granted 692,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and net sales and earnings per share performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value of $10.05 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over a three year period from the grant date. The net sales and EBITDA performance-based RSUs were granted with a weighted-average grant date fair value of $11.20 per share and vest upon achieving net sales and EBITDA targets over a three year period from the grant date. The share-price performance-based RSUs were granted with a weighted-average grant date fair value of $4.73 per share and vest upon achieving share-price targets over a three year period from the grant date.

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

Share-based compensation expense from RSUs for the period ended December 31, 2019 and 2018 was approximately $2.0 million and $1.9 million, respectively. As of December 31, 2019, and 2018, the unrecognized share-based compensation expense related to the grants described above was $1.1 million and $1.8 million, respectively. As of December 31, 2019, the remaining compensation expense is expected to be recognized over the weighted-average period of approximately 0.8 years.

Share-based compensation expense related to performance-based RSUs for the years ended December 31, 2019 and 2018, was approximately $0.6 million and $0.1 million, respectively. Should we attain all of the metrics related to the performance-based RSU grant, we would recognize up to $2.0 million of potential share-based compensation expense. We currently expect to recognize an additional $0.8 million of that potential share-based compensation expense.

The number of shares issued upon vesting or exercise for restricted stock units granted, pursuant to our share-based compensation plans, is net of shares withheld to cover the minimum statutory withholding requirements that we pay on behalf of our employees, which was 36,000 and 60,000 shares for the years ended December 31, 2019 and 2018, respectively.

Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

NOTE 13:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

We sponsor a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2019, we made matching contributions of 70.0 percent of employee contributions up to a maximum of 5.0 percent of the employee’s compensation. Our contributions to the plan vest after a period of three years. During 2019 and 2018, we contributed to the plan approximately $1.0 million.

We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain our assets until they are actually paid out to the participants. We have established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, we adjust our obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). We had deferred compensation plan assets of approximately $1.2 million and $1.3 million as of December 31, 2019, and 2018, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 14:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate, or royalties on certain products. In 2019 and 2018, the aggregate amounts of these payments were $10,000 and $46,000, respectively.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of December 31, 2019 and 2018, accrued liabilities include $0.4 million and $0.3 million related to non-income tax contingencies, respectively. While we believe that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.4 million.

Other Litigation

We are party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. We have accrued $0.4 million related to the estimated outcome of these proceedings as of December 31, 2019. In addition, we are party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.4 million. During the year ended December 31, 2019, we made payments of $2.0 million related to the settlement of such litigation.

Self-Insurance Liabilities

Similar to other manufacturers and distributors of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in injury. During 2017, we secured product liability coverage to cover possible claims. Such insurance may not be sufficient to cover one or more large claims, or the insurer may successfully disclaim coverage as to a pending or future claim. As a result, there can be no assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations or cash flows. Subsequent to obtaining the product liability coverage, we have recorded a reserve which is an estimate of potential costs.

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

We review our self-insurance accruals on a quarterly basis and determine, based upon a review of our recent claims history and other factors, which portions of our self-insurance accruals should be considered short-term and long-term. We have accrued $0.8 million and $1.1 million for product liability and employee medical claims at December 31, 2019 and 2018, respectively, of which $0.5 million and $0.7 million was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

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

NOTE 15:  OPERATING BUSINESS SEGMENT AND INTERNATIONAL OPERATION INFORMATION

We have four business segments (Asia, Europe, North America, and Latin America and Other) based primarily upon the geographic region where each segment operates, as well as the internal organization of our officers and their responsibilities. Each of the geographic segments operate under the Nature’s Sunshine Products and Synergy® WorldWide brands. The Latin America and Other segment includes our wholesale business in which we sell products to various locally-managed entities, independent of the Company, that we have granted distribution rights for the relevant market.

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

Reportable business segment information for the years ended December 31, 2019 and 2018 is as follows (dollar amounts in thousands):

Year Ended December 31,	2019	2018
Net sales:
Asia	$138,536	$139,031
Europe	62,523	56,314
North America	138,163	144,264
Latin America and Other	22,993	25,201
Total net sales	362,215	364,810
Contribution margin (1):
Asia	65,871	67,733
Europe	19,954	17,845
North America	49,327	48,448
Latin America and Other	9,713	9,756
Total contribution margin	144,865	143,782

Selling, general and administrative (2)	128,740	138,431
Operating income	16,125	5,351

Other income (loss), net	(483)	(2,151)
Income before provision for income taxes	$15,642	$3,200
___________________________
(1) Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in China totaled $9.4 million and $11.5 million for the years ended December 31, 2019 and 2018, respectively. These service fees are included in our selling, general and administrative expenses.

Year Ended December 31,	2019	2018
Capital expenditures:
Asia	$3,262	$1,557
Europe	27	85
North America	2,605	3,143
Latin America and Other	21	18
Total capital expenditures	$5,915	$4,803

Depreciation and amortization:
Asia	$1,544	$799
Europe	75	107
North America	8,855	8,718
Latin America and Other	125	182
Total depreciation and amortization	$10,599	$9,806

As of December 31,	2019	2018
Assets:
Asia	$65,959	$59,983
Europe	15,187	16,414
North America	124,337	109,091
Latin America and Other	7,585	7,528
Total assets	$213,068	$193,016

From an individual country perspective, only the United States and South Korea comprise approximately 10 percent or more of consolidated net sales for the years ended December 31, 2019 and 2018 as follows (dollar amounts in thousands):

Year Ended December 31,	2019	2018
Net sales:
United States	$128,019	$133,677
South Korea	70,556	72,207
Other	163,640	158,926
Total net sales	$362,215	$364,810

Revenue generated by each of our product lines is set forth below (dollars in thousands):

Year Ended December 31,	2019	2018
Asia:
General health	$37,795	$32,519
Immunity	940	3,086
Cardiovascular	44,541	49,210
Digestive	24,434	24,015
Personal care	13,753	10,286
Weight management	17,073	19,915
	138,536	139,031
Europe:
General health	$22,469	$20,932
Immunity	5,130	3,775
Cardiovascular	10,672	11,307
Digestive	14,456	12,478
Personal care	7,463	5,253
Weight management	2,333	2,569
	62,523	56,314
North America:
General health	$59,847	$62,519
Immunity	15,341	16,202
Cardiovascular	18,750	19,518
Digestive	33,077	33,925
Personal care	6,170	5,751
Weight management	4,978	6,349
	138,163	144,264
Latin America and Other:
General health	$6,919	$7,584
Immunity	2,453	2,565
Cardiovascular	1,446	1,427
Digestive	10,258	11,360
Personal care	1,056	1,214
Weight management	861	1,051
	22,993	25,201
Total net sales	$362,215	$364,810

From an individual country perspective, only the United States comprise 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

As of December 31	2019	2018
Property, plant and equipment
United States	$54,470	$60,606
Other	5,042	3,455
Total property, plant and equipment	$59,512	$64,061

NOTE 16:  RELATED PARTY TRANSACTIONS

Our joint venture in China borrowed $0 and $4.0 million from the Company, during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018 our joint venture in China held a note payable to the Company of $6.1 million. Our joint venture in China borrowed $0 and $1.0 million from our joint venture partner, during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018 our joint venture in China held a note payable to our joint venture partner of $1.5 million. These notes are payable in one year and bear interest of 3.0 percent. The note between the joint venture and the Company eliminates in consolidation.

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

The following table presents our hierarchy for assets measured at fair value on a recurring basis as of December 31, 2019 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$1,150	$—	$—	$1,150
Total assets measured at fair value on a recurring basis	$1,150	$—	$—	$1,150

The following table presents our hierarchy for assets measured at fair value on a recurring basis as of December 31, 2018 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$1,308	$—	$—	$1,308
Total assets measured at fair value on a recurring basis	$1,308	$—	$—	$1,308

Restricted investment securities - trading — Our trading portfolio consists of various marketable securities that are valued using quoted prices in active markets.

For the years ended December 31, 2019 and 2018, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

During the years ended December 31, 2019 and 2018, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE 18:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables presents our unaudited summary of quarterly operations during 2019 and 2018 for each of three month periods ended March 31, June 30, September 30, and December 31 (dollar amounts in thousands, except per share information).

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net sales	$91,272	$90,724	$88,524	$91,695
Cost of sales	(23,429)	(23,865)	(22,784)	(23,862)
Gross profit	67,843	66,859	65,740	67,833

Volume incentives	31,013	31,302	29,862	31,233
Selling, general and administrative	33,852	31,019	31,177	32,692
Operating income	2,978	4,538	4,701	3,908
Other income (expense)	(48)	306	(1,243)	502
Income before income taxes	2,930	4,844	3,458	4,410
Provision for income taxes	1,201	2,215	2,107	3,190
Net income	1,729	2,629	1,351	1,220
Net income (loss) attributable to noncontrolling interests	(28)	(60)	34	218
Net income attributable to common shareholders	$1,757	$2,689	$1,317	$1,002

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders:	$0.09	$0.14	$0.07	$0.05

Diluted earnings per share attributable to common shareholders:	$0.09	$0.14	$0.07	$0.05

Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the year.

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net sales	$87,342	$91,266	$88,828	$97,374
Cost of sales	(22,713)	(24,278)	(23,161)	(25,539)
Gross profit	64,629	66,988	65,667	71,835

Volume incentives	31,362	31,492	30,511	31,972
Selling, general and administrative	32,386	33,310	31,643	41,092
Operating income (loss)	881	2,186	3,513	(1,229)
Other income (expense), net	740	(1,807)	(353)	(731)
Income (loss) before income taxes	1,621	379	3,160	(1,960)
Provision for income taxes	1,288	441	1,821	852
Net income (loss)	333	(62)	1,339	(2,812)
Net income (loss) attributable to noncontrolling interests	(165)	(129)	(158)	104
Net income (loss) attributable to common shareholders	$498	$67	$1,497	$(2,916)

Basic and diluted net income (loss) per common share:

Basic earnings (loss) per share attributable to common shareholders:	$0.03	$—	$0.08	$(0.15)

Diluted earnings (loss) per share attributable to common shareholders:	$0.03	$—	$0.08	$(0.15)

Basic and diluted income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the year.

NOTE 19:  LEASES

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

Operating lease right-of-use assets and lease liabilities are as follows (dollar amounts in thousands):

	December 31, 2019	January 1, 2019
Assets:
Operating lease right-of-use assets	$23,951	$23,143

Liabilities:
Current	4,941	4,426
Long-term	20,213	19,566
Total operating lease liabilities	$25,154	$23,992

Operating lease costs were approximately $6.7 million for the year ended December 31, 2019. Short-term lease costs were approximately $0.2 million for the year ended December 31, 2019. Operating lease costs were offset by sublease income of $0.1 million for the year ended December 31, 2019, respectively. During the year ended December 31, 2018, the Company recognized lease expense of $8.5 million in selling, general, and administrative expenses within the Company's consolidated statements of operations pursuant to FASB ASC Topic 840, Leases. Short-term lease costs represent our costs with respect to leases with a duration of 12 months or less and are not reflected on our Consolidated Balance Sheets.

Supplemental cash flow information related to operating leases for the year ended December 31, 2019 was as follows:

•Payments of $6.1 million against amounts included in the measurement of lease liabilities.
•Lease assets obtained in exchange for lease liabilities totaled $29.9 million, offset by cancellation of leases that resulted in the reduction of lease assets obtained in exchange for leases liabilities which totaled $0.5 million.

The weighted-average remaining lease term for operating leases was 7.0 years. The weighted-average discount rate for operating leases was 4.21 percent as of December 31, 2019.

There were no material operating leases that we have entered into and that were yet to commence as of December 31, 2019.

The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2019 were as follows (dollar amounts in thousands):

2020	$5,928
2021	5,055
2022	3,550
2023	3,053
2024	2,913
Thereafter	8,849
Total lease payments	$29,348
Less: Imputed interest (1)	4,194
Present value of lease liabilities	$25,154

(1) Calculated using our corporate borrowing rate based on the term of each lease ranging from 4.09 percent to 4.29 percent.

As of December 31, 2018, future minimum rental commitments for non-cancelable operating leases were as follows (dollar amounts in thousands):

2019	$5,646
2020	4,692
2021	3,864
2022	2,367
2023	2,162
Thereafter	10,296
Total	$29,027

Because of leases entered into during 2019, we incurred asset retirement obligations in the amount of $0.6 million and reductions of $0.3 million.

NOTE 20:  SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The outbreak was initially concentrated in China, although numerous cases continue to be confirmed in other countries. Our results of operations could be adversely affected to the extent that coronavirus or any other epidemic harms the global economy, and particularly Asia. We may also experience impacts to certain of our customers and/or suppliers as a result of a health epidemic or other outbreak occurring in one or more of our markets. Further, our operations have and may further experience disruptions, such as temporary closure of our offices and/or those of our customers or suppliers and suspension of services, which may materially and adversely affect our business, financial condition and results of operations. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our Asia segment and consolidated results for the first quarter and fiscal year 2020.

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

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2019. In addition, this item provides a discussion of management’s evaluation of internal control over financial reporting.

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

In connection with the preparation of our Annual Report as of December 31, 2019, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. Our internal control over financial reporting as of December 31, 2019 has been assessed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nature’s Sunshine Products, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 11, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.

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
March 11, 2020

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2019.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	1,111,180	(2)	$4.98	(3)	1,342,505	(4)
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
(2)  Consists of 290,094 stock options and 821,086 restricted stock units.
(3)  Excludes the impact of restricted stock units, which are exercised for no consideration.
(4)  Represents the number of shares available for future issuance under the 2012 Incentive Plan and the 2009 Incentive Plan.

Other information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2019.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2019.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2019.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2019 and 2018

Consolidated statements of operations for the years ended December 31, 2019 and 2018

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2019 and 2018

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2019 and 2018

Consolidated statements of cash flows for the years ended December 31, 2019 and 2018

Notes to consolidated financial statements

(a)(2)	List of Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained elsewhere in this report.

(a)(3)	List of Exhibits

Exhibit Index as seen below

LIST OF EXHIBITS

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation.
3.2(2)	Amended and Restated Bylaws.
10.1(3)*	Tax Deferred Retirement Plan, Restated January 1, 2012.
10.2(4)*	Supplemental Elective Deferral Plan, as Amended effective as of January 1, 2008.
10.3(5)	2009 Stock Incentive Plan.
10.4(5)*	Form of Award Agreement (2009 Stock Incentive Plan).
10.5(6)*	Employment Agreement, dated January 1, 2015, by and between the Company and Gregory L. Probert.
10.6(7)*	Stock Option Agreement, dated June 16, 2011, by and between the Company and Gregory L. Probert.
10.7(8)	2012 Stock Incentive Plan and Amendment No. 1 to 2012 Stock Incentive Plan.
10.8(8)*	Form of Award Agreement (2012 Stock Incentive Plan).
10.9(9)*	Employment Agreement, dated October 31, 2016, by and between the Company and Joseph W. Baty.
10.10(10) *	Employment Agreement, dated December 21, 2007, by and between the Company and Bryant J. Yates.
10.11 (11)*	Consulting Service Agreement, dated September 25, 2018, between the Company and Gregory L. Probert.
10.12 (12)*	Letter Agreement, dated September 25, 2018, between the Company and Gregory L. Probert.
10.13 (13)*	Executive Agreement, dated September 14, 2018, between the Company and Terrence Moorehead.
10.14 (14)*	Amendment to Executive Agreement, dated October 19, 2018, between the Company and Terrence Moorehead.
21(15)	List of Subsidiaries of Registrant.
23.1(15)	Consent of Independent Registered Public Accounting Firm.
31.1(15)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(15)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(15)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(15)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Annual Report on Form 10-K filed on March 13, 2015, and is incorporated herein by reference.
(4)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on March 14, 2016, and is incorporated herein by reference.
(5)	Previously filed as Appendix C to the Registrant’s Proxy Statement filed on October 19, 2009, and is incorporated herein by reference.
(6)	Previously filed as Exhibit 10.1 to the Current report on Form 8-K filed on February 19, 2015, and is incorporated herein by reference.
(7)	Previously filed as Exhibit 10.2 to the Current report on Form 8-K filed on June 22, 2011, and is incorporated herein by reference.
(8)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 15, 2015, and is incorporated herein by reference.
(9)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2016, and is incorporated herein by reference.
(10)	Previously filed as Exhibit 10.14 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(11)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(12)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(13)	Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2018, and is incorporated herein by reference.
(15)	Filed herewith.
*	Management contract or compensatory plan.

Item 15.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	March 11, 2020	By:	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence O. Moorehead	Chief Executive Officer	March 11, 2020
Terrence O. Moorehead	(Principal Executive Officer)

/s/ J. Christopher Teets	Chairman of the Board	March 11, 2020
J. Christopher Teets

/s/ Joseph W. Baty	Executive Vice President,	March 11, 2020
Joseph W. Baty	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Robert B. Mercer	Director	March 11, 2020
Robert B. Mercer

/s/ Richard D. Moss	Director	March 11, 2020
Richard D. Moss

/s/ Mary Beth Springer	Director	March 11, 2020
Mary Beth Springer

/s/ Robert D. Straus	Director	March 11, 2020
Robert D. Straus

/s/ Jeffrey D. Watkins	Director	March 11, 2020
Jeffrey D. Watkins

/s/ Lily Zou	Director	March 11, 2020
Lily Zou

NATURE’S SUNSHINE PRODUCTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year
Year Ended December 31, 2019

Allowance for doubtful accounts receivable	$460	$10	$(63)	$—	$—	$407

Allowance for sales returns	329	1,843	(1,872)	—	(2)	298

Tax valuation allowance	20,256	1,591	(107)	(372)	20	21,388

Year Ended December 31, 2018

Allowance for doubtful accounts receivable	$395	$818	$(754)	$—	$1	$460

Allowance for sales returns	270	1,787	(1,717)	—	(11)	329

Tax valuation allowance	24,024	270	(1,818)	(2,210)	(10)	20,256