Form 10-Q
period 2020-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2020-05-11
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

(801) 341-7900
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	NATR	NASDAQ Capital Markets

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

The number of shares of Common Stock, no par value, outstanding on April 24, 2020 was 19,472,562 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended March 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, but include the following:

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
•geopolitical issues and conflicts;
•we may be adversely affected by the coronavirus outbreak;
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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$64,145	$53,629
Accounts receivable, net of allowance for doubtful accounts of $423 and $407, respectively	5,874	7,319
Inventories	45,354	46,666
Prepaid expenses and other	4,860	5,091
Total current assets	120,233	112,705

Property, plant and equipment, net	58,088	59,512
Operating lease right-of-use assets	21,371	23,951
Investment securities - trading	991	1,150
Intangible assets, net	535	567
Deferred income tax assets	4,389	4,899
Other assets	9,835	10,284
Total assets	$215,442	$213,068

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,897	$4,406
Accrued volume incentives and service fees	22,856	18,893
Accrued liabilities	22,993	25,531
Deferred revenue	1,660	1,266
Related party note payable	1,526	1,518
Income taxes payable	1,210	1,392
Current portion of operating lease liabilities	4,505	4,941
Total current liabilities	59,647	57,947

Liability related to unrecognized tax benefits	1,426	1,499
Long-term portion of operating lease liabilities	18,138	20,213
Deferred compensation payable	991	1,150
Long-term deferred income tax liabilities	1,471	1,655
Other liabilities	1,201	1,168
Total liabilities	82,874	83,632

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,470 and 19,410 shares issued and outstanding, respectively	135,976	135,741
Retained earnings	7,655	4,693
Noncontrolling interest	271	227
Accumulated other comprehensive loss	(11,334)	(11,225)
Total shareholders’ equity	132,568	129,436
Total liabilities and shareholders’ equity	$215,442	$213,068

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$95,926	$91,272
Cost of sales	24,681	23,429
Gross profit	71,245	67,843

Operating expenses:
Volume incentives	33,018	31,013
Selling, general and administrative	31,065	33,852
Operating income	7,162	2,978
Other loss, net	(2,410)	(48)
Income before provision for income taxes	4,752	2,930
Provision for income taxes	1,746	1,201
Net income	3,006	1,729
Net income (loss) attributable to noncontrolling interests	44	(28)
Net income attributable to common shareholders	$2,962	$1,757

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.15	$0.09

Diluted earnings per share attributable to common shareholders	$0.15	$0.09

Weighted average basic common shares outstanding	19,453	19,268
Weighted average diluted common shares outstanding	19,589	19,585

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$3,006	$1,729
Foreign currency translation loss, net of tax	(109)	(316)
Total comprehensive income	$2,897	$1,413

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	19,410	$135,741	$4,693	$227	$(11,225)	$129,436
Share-based compensation expense	—	394	—	—	—	394
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	60	(159)	—	—	—	(159)
Net income	—	—	2,962	44	—	3,006
Other comprehensive loss	—	—	—	—	(109)	(109)
Balance at March 31, 2020	19,470	$135,976	$7,655	$271	$(11,334)	$132,568

	Common Stock		Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2018	19,204	$133,684	$(2,072)	$63	$(11,107)	$120,568
Share-based compensation expense	—	230	—	—	—	230
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	69	(189)	—	—	—	(189)
Net income (loss)	—	—	1,757	(28)	—	1,729
Other comprehensive loss	—	—	—	—	(316)	(316)
Balance at March 31, 2019	19,273	$133,725	$(315)	$35	$(11,423)	$122,022

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,006	$1,729
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	17	31
Depreciation and amortization	2,602	2,496
Non-cash lease expense	1,270	1,394
Share-based compensation expense	394	230
Tax benefit from the exercise of stock awards	159	—
Loss on sale of property, plant and equipment	6	45
Deferred income taxes	249	258
Purchase of trading investment securities	(11)	(40)
Proceeds from sale of trading investment securities	73	76
Realized and unrealized gains on investments	96	(133)
Foreign exchange losses	2,400	64
Changes in assets and liabilities:
Accounts receivable	1,318	(546)
Inventories	234	(1,038)
Prepaid expenses and other current assets	165	357
Other assets	31	117
Accounts payable	704	(281)
Accrued volume incentives and service fees	4,356	164
Accrued liabilities	(2,206)	(5,683)
Deferred revenue	406	35
Lease liabilities	(1,187)	(1,086)
Income taxes payable	(335)	(2,112)
Liability related to unrecognized tax benefits	(73)	(69)
Deferred compensation payable	(158)	97
Net cash provided by (used in) operating activities	13,516	(3,895)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,209)	(387)
Net cash used in investing activities	(1,209)	(387)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of revolving credit facility	—	(1,517)
Proceeds from revolving credit facility	—	1,517
Tax benefit from stock awards	(159)	(189)
Net cash used in financing activities	(159)	(189)
Effect of exchange rates on cash and cash equivalents	(1,632)	(49)
Net increase (decrease) in cash and cash equivalents	10,516	(4,520)
Cash and cash equivalents at the beginning of the period	53,629	50,638
Cash and cash equivalents at the end of the period	$64,145	$46,118
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$1,224	$3,346
Cash paid for interest	3	24

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of March 31, 2020, and for the three-month periods ended March 31, 2020 and 2019. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2020.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, in these financial statements and accompanying notes. Actual results could differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors and those differences could have a material effect on our financial position and results of operations.

The significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our determination of liabilities related to Manager and Distributor incentives, the determination of income tax assets and liabilities, certain other non-income tax and value-added tax contingencies, and legal contingencies. In addition, significant estimates form the basis for allowances with respect to inventory valuations. Various assumptions and other factors enter into the determination of these significant estimates. The process of determining significant estimates takes into account historical experience and current and expected economic conditions.

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $44,000 and net losses attributable to the noncontrolling interests of $28,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, noncontrolling interests were $0.3 million and $0.2 million, respectively.

Restructuring Related Accruals and Expenses

We recorded $0.1 million and $1.6 million of restructuring related expenses during the three months ended March 31, 2020 and 2019, respectively. Accrued severance and restructuring related costs were $0.1 million and $0.4 million as of March 31, 2020 and December 31, 2019, respectively.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820 based on the consideration of costs and benefits to promote the appropriate exercise and discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this ASU did not have a significant impact on our Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. The amendments in this update are effective for reporting periods beginning after December 15, 2020, with early adoption permitted. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.

(2) Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$13,245	$13,329
Work in progress	1,269	1,426
Finished goods	30,840	31,911
Total inventories	$45,354	$46,666

(3) Investment Securities - Trading

Our trading securities portfolio totaled $1.0 million at March 31, 2020, and $1.2 million at December 31, 2019, and generated losses of $0.1 million and gains of $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

(4) Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). We pay interest on any borrowings under the Credit Agreement at LIBOR plus 1.25 percent (2.24 percent and 3.05 percent as of March 31, 2020 and December 31, 2019), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity. At March 31, 2020, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. As of March 31, 2020, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million, that matures sixty months from the Base Date, which must not be later than April 30, 2021 (the "Capital Credit Agreement"). We pay interest on any borrowings under the Capital Credit Agreement at the Indicative Index plus 2.75 percent (3.50 percent as of April 21, 2020). We are required to settle our borrowings under the Capital Credit Agreement in sixty monthly payments, each equal to 1.82 percent of the loan amount. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. After inception, there was no outstanding balance under the Capital Credit Agreement.

On April 14, 2020, we obtained a loan (the “Loan”) from Bank of America, B.A. in the amount of $5.4 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP is a loan designed to provide an incentive for qualifying businesses to maintain their employees on the payroll despite significant economic uncertainty. We applied to receive the Loan based on the significant economic uncertainty facing the Company in the U.S. and globally.

The Loan matures on April 14, 2022 and bears interest at a rate of 1.00 percent per annum, payable monthly commencing on November 15, 2020. We may prepay the Note at any time prior to maturity with no prepayment penalties. The principal amount of the Loan and accrued interest are eligible for forgiveness after eight weeks if we use the Loan proceeds for qualifying expenses, including payroll, rent, and utilities during the eight week period commencing on the date the Loan has been advanced. The amount of the Loan eligible for forgiveness will be reduced to the extent that we have (i) terminated full-time employees during the period commencing February 15, 2020 and ending April 26, 2020 and (ii) reduced salaries (beyond a statutorily prescribed threshold) during the eight week period commencing on the date the Loan has been advanced. We will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with accrued interest thereon at the rate set forth above until such unforgiven portion is paid in full.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2020 and 2019 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common shareholders	$2,962	$1,757

Basic weighted average shares outstanding	19,453	19,268

Basic earnings per share attributable to common shareholders	$0.15	$0.09

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,453	19,268
Stock-based awards	136	317
Diluted weighted-average shares outstanding	19,589	19,585

Diluted earnings per share attributable to common shareholders	$0.15	$0.09

Dilutive shares excluded from diluted-per-share amounts:
Stock options	850	511

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	214	1,032

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based restricted stock units ("RSU"), for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the periods presented.

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

Stock option activity for the three-month period ended March 31, 2020, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2019	290	$11.49
Granted	—	—
Forfeited or canceled	—	—
Exercised	—	—
Options outstanding at March 31, 2020	290	11.49

During the three months ended March 31, 2020, we did not grant any stock options to purchase shares of common stock under the 2012 Stock Incentive Plan to our board members, executive officers or other employees..

Share-based compensation expense from time-based stock options for the three-month periods ended March 31, 2020 and 2019, was approximately $0. As of March 31, 2020 and December 31, 2019, there was no unrecognized share-based compensation expense related to the grants described above.

At March 31, 2020, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 290,000 shares of common stock was $0.1 million. At December 31, 2019, the aggregate intrinsic value of outstanding and exercisable options to purchase 290,000 shares of common stock was $0.1 million.

As of March 31, 2020 and December 31, 2019, we did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At March 31, 2020 and December 31, 2019, there were 91,000 and 95,000 vested RSUs, respectively, granted to members of the Board of Directors that had a restriction period.

 Restricted stock unit activity for the three-month period ended March 31, 2020, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2019	821	$7.43
Granted	630	5.66
Forfeited	(2)	8.68
Issued	(82)	10.18
Restricted Stock Units outstanding at March 31, 2020	1,367	6.45

During the three-month period ended March 31, 2020, we granted 630,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of both time-based RSUs and share-priced performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $7.83 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over a three-year period from the grant date. The share-priced performance-based RSUs were granted with a weighted-average grant date fair value of $4.51 per share and vest upon achieving share-priced targets over a three-year period from the grant date.

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

Share-based compensation expense for RSUs for the three-month periods ended March 31, 2020 and 2019, was approximately $0.3 million and $0.1 million, respectively. As of March 31, 2020 and December 31, 2019, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.5 million and $1.1 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.1 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended March 31, 2020 and 2019, was $0.1 million and $0.1 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would recognize up to $3.7 million of potential share-based compensation expense. We currently expect to recognize an additional $1.5 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 22,000 and 11,000 shares for the three-month periods ended March 31, 2020 and 2019, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

During the second quarter of 2019, we realigned into geographic focused operating business segments across brands to further align regional strategies and drive synergies in product, organizational and go-to-market strategies in local markets. Our internal reporting structure was reorganized to support the new reporting segments and the chief operating decision maker now reviews the operating results of the four segments utilizing a geographic focused format. The presentation of the comparative information has been recast to conform to the 2020 presentation.

Net sales for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. We evaluate performance based on contribution margin by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Net sales:
Asia	$30,958	$33,596
Europe	20,627	15,597
North America	38,757	36,523
Latin America and Other	5,584	5,556
Total net sales	95,926	91,272

Contribution margin (1):
Asia	14,527	15,725
Europe	6,831	4,941
North America	14,419	13,793
Latin America and Other	2,450	2,371
Total contribution margin	38,227	36,830

Selling, general and administrative expenses (2)	31,065	33,852
Operating income	7,162	2,978

Other loss, net	(2,410)	(48)
Income before provision for income taxes	$4,752	$2,930
_________________________________________

(1)   Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in China totaled $1.9 million and $2.2 million for the three-month periods ended March 31, 2020 and 2019, respectively. These service fees are included in selling, general and administrative expenses.

From an individual country perspective, the United States and South Korea comprise 10 percent or more of consolidated net sales for the three-month periods ended March 31, 2020 and 2019, as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Net sales:
United States	$35,839	$33,961
South Korea	16,389	18,528
Other	43,698	38,783
	$95,926	$91,272

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Asia
General health	$9,046	$8,084
Immune	201	158
Cardiovascular	9,339	11,833
Digestive	6,156	4,775
Personal care	3,005	4,267
Weight management	3,211	4,479
	30,958	33,596
Europe
General health	$7,961	$5,748
Immune	2,444	1,273
Cardiovascular	2,897	2,851
Digestive	4,931	3,631
Personal care	1,751	1,499
Weight management	643	595
	20,627	15,597
North America
General health	$15,464	$15,748
Immune	7,798	4,218
Cardiovascular	4,167	5,076
Digestive	8,241	8,721
Personal care	1,929	1,348
Weight management	1,158	1,412
	38,757	36,523
Latin America and Other
General health	$1,614	$1,612
Immune	809	608
Cardiovascular	378	339
Digestive	2,362	2,536
Personal care	252	257
Weight management	169	204
	5,584	5,556
	$95,926	$91,272

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	March 31, 2020	December 31, 2019
Property, plant and equipment:
United States	$53,450	$54,470
Other	4,638	5,042
Total property, plant and equipment, net	$58,088	$59,512

Total assets per segment is set forth below (dollar amounts in thousands):

	March 31, 2020	December 31, 2019
Assets:
Asia	$65,199	$65,959
Europe	15,171	15,187
North America	127,178	124,337
Latin America and Other	7,894	7,585
Total assets	$215,442	$213,068

(8) Income Taxes

For the three months ended March 31, 2020 and 2019, our provision for income taxes, as a percentage of income before income taxes was 36.7 percent and 41.0 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2020 and 2019, was primarily attributed to current year foreign losses that presently do not provide future tax benefit, as well as net unfavorable foreign tax related items.

As the U.S. Department of the Treasury is working on finalizing Treasury Regulations with respect to the Tax Cuts and Jobs Act (Tax Reform Act), future changes could likewise affect recorded deferred tax assets and liabilities in later periods. Management is not aware of any such additional changes that would have a material effect on our results of operations, cash flows or financial position.

Our U.S. federal income tax returns for 2016 through 2018 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2014 through 2019.

As of March 31, 2020 and December 31, 2019, we had accrued $1.4 million and $1.5 million, respectively, related to unrecognized tax positions.

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

(9) Commitments and Contingencies

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. At March 31, 2020 and December 31, 2019, accrued liabilities were $0.3 million and $0.4 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.7 million.

Other Litigation

We are a party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. As of March 31, 2020 and December 31, 2019, accrued liabilities were $0.4 million and $0.4 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.3 million.

(10)  Related Party Transactions

During the three months ended March 31, 2020 and March 31, 2019, NSP China did not borrow any amounts from the Company or our joint venture partner. As of March 31, 2020 and December 31, 2019 outstanding borrowings by NSP China from the Company were $6.0 million and $6.0 million, respectively. As of March 31, 2020 and December 31, 2019 outstanding borrowings by NSP China from our joint venture partner were $1.5 million and $1.5 million, respectively. The notes are payable in less than one year and bear interest of 3.0 percent. The notes between NSP China and the Company eliminate in consolidation.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of March 31, 2020 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$991	$—	$—	$991
Total assets measured at fair value on a recurring basis	$991	$—	$—	$991

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of December 31, 2019 (dollar amounts in thousands):

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

For the three months ended March 31, 2020, and for the year ended December 31, 2019, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. During the three months ended March 31, 2020 and 2019, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

(12) Revenue Recognition

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

The following table presents changes in these contract liability balances for the three-month period ended March 31, 2020 (U.S. dollars in thousands):

Outstanding at December 31, 2019	$955
Increase (decrease) attributed to:
Customer loyalty net deferrals	944
Customer loyalty redemptions	(972)
Outstanding at March 31, 2020	$927
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

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2019, and our other reports filed since the date of such Form 10-K. During the second quarter of 2019, we realigned into geographic focused operating business segments across brands. The presentation of the comparative information has been recast to conform to the 2020 presentation.

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

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2 "COVID-19", began aggressively spreading throughout the world, including all the primary markets where we conduct business. As COVID-19 has spread throughout the world, it has impacted our markets differently. In Asia, governments issued orders to shelter in place and other restrictions that limited the ability of our Distributors to meet with consumers, which resulted in lower sales during the quarter. Although similar restrictions have been issued in our North American and European markets, we experienced an increase in sales due to increased demand for nutritional supplements. However, there can be no assurance that demand for our products will not decrease in our North American and European markets, particularly as restrictions on travel and gatherings adopted later in the first quarter limit the ability of our distributors to meet with consumers in such areas. While we are taking actions to mitigate the effects COVID-19 may have on the business, there can be no assurances that these actions will be sufficient to minimize its impact on the consolidated financial statement or material health of the Company. At this time, the duration of the business disruption and related financial impact cannot be reasonably estimated. An updated discussion of COVID-19's impact on the Company and other risk factors is included in Part II, Item 1A of this document.

In the first quarter of 2020, we experienced an increase in our consolidated net sales of 5.1 percent (or 6.6 percent increase in local currencies) compared to the same period in 2019. Asia net sales decreased approximately 7.9 percent (or 4.6 percent increase in local currencies) compared to the same period in 2019. Europe net sales increased approximately 32.2 percent (or 33.5 percent in local currencies) compared to the same period in 2019. North America net sales increased approximately 6.1 percent (or 6.2 percent in local currencies) compared to the same period in 2019. Latin America and Other net sales increased approximately 0.5 percent (or 2.4 percent in local currencies) compared to the same period in 2019. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian and Latin American markets, resulted in a $1.4 million decrease of our net sales in the first quarter of 2020 compared to the same period in 2019.

Selling, general and administrative expenses during the three months ended March 31, 2020, decreased $2.8 million compared to the same period in 2019, and decreased as a percentage of net sales to 32.4 percent from 37.1 percent in 2019. The decrease in expenses was primarily the result of restructuring efforts implemented in prior periods in order to improve operating results.

We distribute our products to consumers through an independent sales force comprised of independent Managers and Distributors, many of whom also consume our products. Typically a person who joins our independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 15,200 and 14,000 and active independent Distributors and customers were approximately 248,300 and 232,800 at March 31, 2020 and 2019, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$95,926	100.0%	$91,272	100.0%	$4,654	5.1%
Cost of sales	24,681	25.7	23,429	25.7	1,252	5.3
	71,245	74.3	67,843	74.3	3,402	5.0
Volume incentives	33,018	34.4	31,013	34.0	2,005	6.5
SG&A expenses	31,065	32.4	33,852	37.1	(2,787)	(8.2)
Operating income	7,162	7.5	2,978	3.3	4,184	140.5
Other loss, net	(2,410)	(2.5)	(48)	(0.1)	(2,362)	(4,920.8)
Income before income taxes	4,752	5.0	2,930	3.2	1,822	62.2
Provision for income taxes	1,746	1.8	1,201	1.3	545	45.4
Net income	$3,006	3.1%	$1,729	1.9%	$1,277	73.9%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$30,958	$33,596	(7.9)%	$(1,082)	(4.6)%
Europe	20,627	15,597	32.2	(197)	33.5
North America	38,757	36,523	6.1	(23)	6.2
Latin America and Other	5,584	5,556	0.5	(103)	2.4
	$95,926	$91,272	5.1%	$(1,405)	6.6%

Consolidated net sales for the three months ended March 31, 2020 and 2019, were $95.9 million and $91.3 million, respectively, which represents an increase of 5.1 percent. The increase for the three months ended March 31, 2020, was primarily related to growth in our Europe and North American markets as demand for nutritional supplements increased in the wake of the COVID-19 pandemic. Growth in these markets were partially offset by declines in Asia, where government restrictions in these markets due to COVID-19 had a negative impact on our sales activities. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, consolidated net sales for the three months ended March 31, 2020, increased by 6.6 percent from the same period in 2019.

Asia

Net sales related to Asia for the three months ended March 31, 2020 and 2019, were $31.0 million and $33.6 million, respectively, or a decrease of 7.9 percent. In local currency, net sales for the three months ended March 31, 2020, decreased 4.6 percent compared to the same period in 2019. Operating results for the Asia business are further discussed in the South Korea, Japan and China commentary below. Active independent Managers within Asia totaled approximately 2,900 and 3,000 at March 31, 2020 and 2019, respectively. Active independent Distributors and customers within Asia totaled approximately 35,100 and 36,300 at March 31, 2020 and 2019, respectively.

Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased $2.1 million, or 11.5 percent, for the three months ended March 31, 2020, compared to the same period in 2019. In local currency, net sales decreased 6.3 percent compared to the same period in 2019. The decrease in local currency net sales was the result of restrictions in the market due to COVID-19 decreased distributor meetings and sales activities.

In our Japan market, net sales decreased $0.1 million, or 1.9 percent, for the three months ended March 31, 2020, compared to the same period in 2019. In local currencies, net sales decreased 2.9 percent compared to the same period in 2019. We attribute the decline in net sales primarily due to the restrictions in the market due to COVID-19 decreased distributor meetings and sales activities.

In our China market, net sales decreased $0.7 million, or 11.2 percent, for the three months ended March 31, 2020, compared to the same period in 2019. In local currencies, net sales decreased 8.5 percent compared to the same period in 2019. The decrease in local currency net sales was the result of restrictions in the market due to COVID-19 decreased distributor meetings and sales activities, which went into effect earlier in the quarter than other markets.

Europe

Net sales related to Europe for the three months ended March 31, 2020 and 2019, were $20.6 million and $15.6 million, respectively, or an increases of 32.2 percent. In local currency, net sales increased 33.5 percent compared to the same period in 2019. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $0.2 million unfavorable impact on net sales for the three months ended March 31, 2020. Net sales increased primarily as a result of continued strong distributor engagement and an increased demand for nutritional supplements in Europe in the wake of the COVID-19 pandemic. However, as oil prices fall they could negatively impact the Russian rubble and Ukrainian hryvnia, which could impact the future purchasing power of our Distributors in part of our European market. Active independent Managers within Europe totaled approximately 5,500 and 4,400 at March 31, 2020 and 2019, respectively. Active independent Distributors and customers within Europe totaled approximately 104,300 and 87,700 at March 31, 2020 and 2019, respectively. The increase in active independent Managers, Distributors and customers is the result of improved engagement and subsequent recruiting.

North America

Net sales related to North America for the three months ended March 31, 2020 and 2019, were $38.8 million and $36.5 million, respectively, or an increase of 6.1 percent. In local currency, net sales increased 6.2 percent compared to the same period in 2019. The growth for the North America business are further discussed in the United States commentary below. Active independent Managers within North America totaled approximately 5,600 and 5,400 at March 31, 2020 and 2019, respectively. Active independent Distributors and customers within North America totaled approximately 78,800 and 80,100 at March 31, 2020 and 2019, respectively.

Notable activity in the following markets contributed to the results of North America:

In the United States, net sales increased $1.9 million, or 5.5 percent, for the three months ended March 31, 2020, compared to the same period in 2019. The increase in the market is mainly due to several factors including, rebranding and rebuilding efforts of the Nature's Sunshine brand and Distributor tools in the U.S., the launch of our new qemp Inc. CBD product brand and an increase in demand for nutritional supplements in the U.S. in the wake of the COVID-19 pandemic. There is no guarantee that the results seen in the U.S. during the first quarter of 2020 will continue into the second quarter due to the timing of the spread of COVID-19 in the U.S.

Latin America and Other

Net sales related to Latin America and Other markets for the three months ended March 31, 2020 and 2019, were $5.6 million and $5.6 million, respectively, or an increase of 0.5 percent. In local currency, net sales increased 2.4 percent compared to the same period in 2019. Currency devaluation had a $0.1 million unfavorable impact on net sales for the three months ended March 31, 2020. The increase in the market is mainly due to improvements in Distributor retention and average purchase size. Active independent Managers totaled approximately 1,200 and 1,200 at March 31, 2020 and 2019, respectively. Active independent Distributors and customers totaled approximately 30,100 and 28,700 at March 31, 2020 and 2019, respectively.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

 Cost of Sales

Cost of sales as a percent of net sales was 25.7 percent for the three months ended March 31, 2020, compared to 25.7 percent for the same period in 2019.

Volume Incentives

Volume incentives expense as a percent of net sales was 34.4 percent and 34.0 percent for the three months ended March 31, 2020 and 2019, respectively. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The increase in volume incentives as a percent of net sales for the three months ended March 31, 2020 is primarily due to changes in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are higher than the consolidated average, and the declines in NSP China.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased by $2.8 million, to $31.1 million for the three months ended March 31, 2020, compared to the same period in 2019. Selling, general and administrative expenses were 32.4 percent and 37.1 percent of net sales for the three months ended March 31, 2020 and 2019, respectively. The decrease in selling, general and administrative expenses was primarily related to a reduction of headcount in the U.S. and Latin America, as well as other cost reductions, as well as charges of $1.6 million for restructuring activities recorded in the prior year.

Other Loss, Net

Other loss, net, for the three months ended March 31, 2020 and 2019, were losses of $2.4 million and $0, respectively. Other loss, net, primarily consisted of foreign exchange losses as a result of net changes in foreign currencies primarily in Asia and Latin America.

Income Taxes

For the three months ended March 31, 2020 and 2019, our provision for income taxes, as a percentage of income before income taxes was 36.7 percent and 41.0 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2020 and 2019, was primarily attributed to current year foreign losses that presently do not provide future tax benefit, as well as net unfavorable foreign tax related items.

Our U.S. federal income tax returns for 2016 through 2018 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2014 through 2019.

As of March 31, 2020 and December 31, 2019, we had accrued $1.4 million and $1.5 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2020 and 2019, by business segment.

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

As of March 31, 2020, we had approximately 248,300 “active independent Distributors and customers” (as defined below). A person who joins our independent sales force begins as an independent distributor. Many independent distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of March 31, 2020, we had approximately 15,200 “active independent Managers” (as defined below) worldwide. In many of our markets, our independent Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended March 31, 2020 and 2019, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of March 31,

	2020		2019
	Distributors & Customers	Managers	Distributors & Customers	Managers
Asia	89,400	2,900	85,000	3,000
Europe	195,200	5,500	169,700	4,400
North America	160,200	5,600	162,100	5,400
Latin America and Other	68,400	1,200	63,300	1,200
	513,200	15,200	480,100	14,000

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of March 31,

	2020		2019
	Distributors & Customers	Managers	Distributors & Customers	Managers
Asia	35,100	2,900	36,300	3,000
Europe	104,300	5,500	87,700	4,400
North America	78,800	5,600	80,100	5,400
Latin America and Other	30,100	1,200	28,700	1,200
	248,300	15,200	232,800	14,000

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

The following table provides information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Three Months Ended March 31,

	2020		2019
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
Asia	13,900	600	14,800	700
Europe	23,900	500	20,000	300
North America	17,400	600	17,500	500
Latin America and Other	9,000	200	7,400	100
	64,200	1,900	59,700	1,600

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

The following table provides information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Three Months Ended March 31,

	2020		2019
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
Asia	63,500	2,400	60,100	2,900
Europe	81,500	1,500	66,100	1,100
North America	66,500	2,000	61,100	1,600
Latin America and Other	35,000	500	25,800	500
	246,500	6,400	213,100	6,100

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2020, working capital was $60.6 million, compared to $54.8 million as of December 31, 2019. At March 31, 2020, we had $64.1 million in cash, of which $24.2 million was held in the U.S. and $39.9 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating activities	$13,516	$(3,895)
Investing activities	(1,209)	(387)
Financing activities	(159)	(189)

Operating Activities

For the three months ended March 31, 2020, operating activities provided cash of $13.5 million, compared to using $3.9 million in the same period in 2019. Operating cash flows increased primarily due to the timing of payments for accrued liabilities, accrued volume incentives and service fees, income taxes payable, inventories, and receipts in accounts receivable, partially offset by the timing of payments for liability related to unrecognized tax benefits, deferred compensation payable, and prepaid expenses and other current assets.

Investing Activities

For the three months ended March 31, 2020, investing activities used $1.2 million, compared to $0.4 million for the same period in 2019. Capital expenditures related to the purchase of equipment, computer systems and software for the three months ended March 31, 2020 and 2019, were $1.2 million and $0.4 million, respectively.

Financing Activities

For the three months ended March 31, 2020, financing activities used $0.2 million in cash, compared to $0.2 million in cash used for the same period in 2019.

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). We pay interest on any borrowings under the Credit Agreement at LIBOR plus 1.25 percent (2.24 percent and 3.05 percent as of March 31, 2020 and December 31, 2019), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity. At March 31, 2020, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency, leverage, and minimum EBITDA. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. Effective June 30, 2018, the Company and Bank of America amended the Credit Agreement to modify certain financial covenants. As of March 31, 2020, we were in compliance with the debt covenants set forth in the Credit Agreement.

We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including capital expenditures, on both a short- and long-term basis should disruptions related to COVID-19 be minimized. While we are taking actions to mitigate the effects COVID-19 may have on the business, there can be no assurances that these actions will be sufficient to minimize its impact on the consolidated financial statement or material health of the Company. For example, if a closure of our manufacturing facility were to occur, it could have a significant impact of the financial health of the Company. At this time, the duration of the business disruption and related financial impact cannot be reasonably estimated. An updated discussion of COVID-19's impact on the Company and other risk factors is included in Part II, Item 1A of this document.

In addition, other things such as a prolonged economic downturn, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2019. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Revenue Recognition

Our revenue recognition practices are discussed in Note 12, “Revenue Recognition,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in several countries and intend to grow our international operations. Net sales, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment. For further information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None.

Item 1A.            RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. The following risk factors are believed to have materially changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing outbreak of coronavirus and the responses thereto around the world could adversely impact our business and operating results.

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2, began aggressively spreading throughout the world, including all the primary markets where we conduct business. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency. Governments around the world have issued, and others in the future may issue, orders for their citizens to shelter-in-place to control the spread of COVID-19. Such orders, restrictions and recommendations, and the anticipation that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, limitations on the number of people allowed to gather in one location, slowdowns and delays in world-wide supply chains, work-from-home policies, travel restrictions and cancellation of events, among other effects that have led to record declines in stock prices and oil prices, as well as unprecedented high levels of unemployment. These orders and restrictions have limited the ability of our Distributors to meet consumers and resulted in lower sales in Asia. Similar orders and restrictions in other regions of the world may also limit the ability of our Distributors to meet with consumers and may result in lower sales in those regions.

The duration and extent of COVID-19's impact on our business are difficult to assess or predict. The widespread pandemic has resulted and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, repatriate funds from foreign markets, which would negatively affect our liquidity. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt or halt our operations and harm our business, financial condition and results of operations. Our manufacturing personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and large spread outbreak of COVID-19 among our manufacturing or supply-chain employees could disrupt or halt our operations. Further, restrictions on gatherings of individuals may limit the ability of our independent distributors to sell our products. Additionally, the procedures we take to mitigate the effect of COVID-19 on our workforce could reduce the efficiency of our operations or prove insufficient.

Cybersecurity risks and the failure to maintain the integrity of data could expose us to data loss, litigation and liability, which could adversely affect our results of operations and financial condition.

We collect and retain large volumes of data from employees and independent distributors, including credit card numbers and other personally identifiable information, for business purposes, including transactional and promotional purposes. Our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data are critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry.

Similarly, a failure to adhere to the payment card industry’s data security standards could cause us to incur penalties from payment card associations, termination of our ability to accept credit or debit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business and financial condition.

Maintaining compliance with these evolving regulations and requirements could be difficult and may increase costs. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, distributor or guest data which could adversely affect our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits, which could have a material adverse effect on our results of operations and financial condition. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber-attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases, it could take time to discover them. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. For various reasons or circumstances, our employees may work remotely from time to time. For example, many of our employees have worked remotely in response to the spread of the COVID-19 pandemic. During such times, remote access heightens the risk of a cyber-attack. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force, disruption of our operations and damage to our reputation. These risks are heightened as we work with third-party partners and as our sales force uses social media, as the partners and social media platforms could be vulnerable to the same types of breaches.

Our manufacturing activity is subject to certain risks.

We manufacture a significant portion of the products sold at our manufacturing facility located in Spanish Fork, Utah. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Spanish Fork and our distribution facilities throughout the country. Our manufacturing facilities and distribution facilities are subject to the risk of catastrophic loss due to, among other things, earthquake, fire, flood, epidemic, terrorism or other natural or man-made disasters, as well as the occurrence of significant equipment failures. If any of these facilities were to experience a catastrophic loss, it would be expected to disrupt our operations and could have a material adverse effect on our results of operations and financial condition. We source many of our ingredients and some of our finished products through third-party suppliers. If any of our third-party suppliers were to suffer a catastrophic loss, it would cause delays in our manufacturing and could have a material effect on our results of operations and financial condition.

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

We modify components of our compensation plans from time to time to keep them competitive and attractive to existing and potential independent distributors, to address changing market dynamics, to provide incentives to our independent distributors that we believe will help grow our business, to conform to local regulations and to address other business related considerations. In May 2020, we announced that we will be making significant changes to our compensation plan. It is difficult to predict how such changes will be viewed by our independent distributors and whether such changes will achieve their desired results. Such changes could result in unintended or unforeseen negative economic and non-economic consequences to our business, such as higher than anticipated costs or difficulty in attracting and retaining independent distributors, either of which could have a material adverse effect on our results of operations and financial condition.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On April 14, 2020 we received proceeds of $5.4 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 14, 2022 and bears annual interest at a rate of 1.0%. Commencing November 14, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 21, 2022 any principal amount outstanding on the PPP Loan as of October 14, 2020. A portion of the PPP Loan may be forgiven by the SBA upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven is limited because of certain headcount reductions that we implemented in March 2020 and will be reduced if our full-time headcount declines further, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our Company's circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
3.2(1)	Amended and Restated Bylaws of Nature's Sunshine Products, Inc.
10.1(2)	Employment Agreement between the Company and Joseph W. Baty
10.2(2)	Employment Agreement between the Company and Bryant J. Yates
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
_________________________________________

(1) Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 10, 2020.
(2) Previously filed as an Exhibit to the Current Report on Form 8-K filed on April 7, 2020.
(3) Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	May 11, 2020	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer

Date:	May 11, 2020	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer