Form 10-Q
period 2020-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2020-08-06
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

The number of shares of Common Stock, no par value, outstanding on July 24, 2020, was 19,510,764 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended June 30, 2020

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

•adverse impacts of the global COVID-19 pandemic;
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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$70,255	$53,629
Accounts receivable, net of allowance for doubtful accounts of $423 and $407, respectively	7,075	7,319
Inventories	50,166	46,666
Prepaid expenses and other	6,577	5,091
Total current assets	134,073	112,705

Property, plant and equipment, net	56,687	59,512
Operating lease right-of-use assets	20,572	23,951
Investment securities - trading	1,035	1,150
Intangible assets, net	511	567
Deferred income tax assets	3,977	4,899
Other assets	10,074	10,284
Total assets	$226,929	$213,068

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,100	$4,406
Accrued volume incentives and service fees	20,172	18,893
Accrued liabilities	25,424	25,531
Deferred revenue	1,845	1,266
Related party notes payable	1,537	1,518
Income taxes payable	2,038	1,392
Current portion of operating lease liabilities	4,416	4,941
Current portion of note payable	2,407	—
Total current liabilities	61,939	57,947

Liability related to unrecognized tax benefits	1,364	1,499
Long-term portion of operating lease liabilities	17,530	20,213
Long-term note payable	2,967	—
Deferred compensation payable	1,035	1,150
Deferred income tax liabilities	1,645	1,655
Other liabilities	1,214	1,168
Total liabilities	87,694	83,632

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,510 and 19,410 shares issued and outstanding, respectively	136,661	135,741
Retained earnings	13,409	4,693
Noncontrolling interest	650	227
Accumulated other comprehensive loss	(11,485)	(11,225)
Total shareholders’ equity	139,235	129,436
Total liabilities and shareholders’ equity	$226,929	$213,068

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net sales	$87,286	$90,724
Cost of sales	23,017	23,865
Gross profit	64,269	66,859

Operating expenses:
Volume incentives	29,165	31,302
Selling, general and administrative	28,504	31,019
Operating income	6,600	4,538
Other income, net	1,509	306
Income before provision for income taxes	8,109	4,844
Provision for income taxes	1,976	2,215
Net income	6,133	2,629
Net income (loss) attributable to noncontrolling interests	379	(60)
Net income attributable to common shareholders	$5,754	$2,689

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.30	$0.14

Diluted earnings per share attributable to common shareholders	$0.29	$0.14

Weighted average basic common shares outstanding	19,491	19,291
Weighted average diluted common shares outstanding	19,783	19,602

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Net sales	$183,212	$181,996
Cost of sales	47,698	47,294
Gross profit	135,514	134,702

Operating expenses:
Volume incentives	62,183	62,315
Selling, general and administrative	59,569	64,871
Operating income	13,762	7,516
Other income (loss), net	(901)	258
Income before provision for income taxes	12,861	7,774
Provision for income taxes	3,722	3,416
Net income	9,139	4,358
Net income (loss) attributable to noncontrolling interests	423	(88)
Net income attributable to common shareholders	$8,716	$4,446

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.45	$0.23

Diluted earnings per share attributable to common shareholders	$0.44	$0.23

Weighted average basic common shares outstanding	19,472	19,280
Weighted average diluted common shares outstanding	19,725	19,596

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net income	$6,133	$2,629
Foreign currency translation loss (net of tax)	(151)	(530)
Total comprehensive income	$5,982	$2,099

	Six Months Ended June 30,
	2020	2019
Net income	$9,139	$4,358
Foreign currency translation loss (net of tax)	(260)	(846)
Total comprehensive income	$8,879	$3,512

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	19,410	$135,741	$4,693	$227	$(11,225)	$129,436
Share-based compensation expense	—	394	—	—	—	394
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	60	(159)	—	—	—	(159)
Net income	—	—	2,962	44	—	3,006
Other comprehensive loss	—	—	—	—	(109)	(109)
Balance at March 31, 2020	19,470	$135,976	$7,655	$271	$(11,334)	$132,568
Share-based compensation expense	—	736	—	—	—	736
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	40	(51)	—	—	—	(51)
Net income	—	—	5,754	379	—	6,133
Other comprehensive loss	—	—	—	—	(151)	(151)
Balance at June 30, 2020	19,510	$136,661	$13,409	$650	$(11,485)	$139,235

	Common Stock		Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2018	19,204	$133,684	$(2,072)	$63	$(11,107)	$120,568
Share-based compensation expense	—	230	—	—	—	230
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	69	(189)	—	—	—	(189)
Net income (loss)	—	—	1,757	(28)	—	1,729
Other comprehensive loss	—	—	—	—	(316)	(316)
Balance at March 31, 2019	19,273	$133,725	$(315)	$35	$(11,423)	$122,022
Share-based compensation expense	—	621	—	—	—	621
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	29	(4)	—	—	—	(4)
Net income (loss)	—	—	2,689	(60)	—	2,629
Other comprehensive loss	—	—	—	—	(530)	(530)
Balance at June 30, 2019	19,302	$134,342	$2,374	$(25)	$(11,953)	$124,738

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,139	$4,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	17	30
Depreciation and amortization	5,070	4,987
Non-cash lease expense	2,257	2,792
Share-based compensation expense	1,130	851
Loss on sale of property, plant and equipment	6	3
Deferred income taxes	912	365
Purchase of trading investment securities	(35)	(57)
Proceeds from sale of trading investment securities	146	105
Realized and unrealized losses (gains) on investments	4	(173)
Foreign exchange losses (gains)	996	(205)
Changes in assets and liabilities:
Accounts receivable	173	(1,035)
Inventories	(4,114)	(2,052)
Prepaid expenses and other current assets	(1,523)	(259)
Other assets	(69)	(767)
Accounts payable	(138)	(1,226)
Accrued volume incentives and service fees	1,523	(235)
Accrued liabilities	59	(6,203)
Deferred revenue	582	1,039
Lease liabilities	(2,072)	(2,340)
Income taxes payable	607	(1,207)
Liability related to unrecognized tax benefits	(135)	(40)
Deferred compensation payable	(115)	125
Net cash provided by (used in) operating activities	14,420	(1,144)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,210)	(2,774)
Net cash used in investing activities	(2,210)	(2,774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of revolving credit facility	—	(547)
Proceeds from revolving credit facility	—	547
Proceeds from note payable	5,374	—
Tax benefit from stock awards	(210)	(193)
Net cash provided by (used in) financing activities	5,164	(193)
Effect of exchange rates on cash and cash equivalents	(748)	(186)
Net increase (decrease) in cash and cash equivalents	16,626	(4,297)
Cash and cash equivalents at the beginning of the period	53,629	50,638
Cash and cash equivalents at the end of the period	$70,255	$46,341
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$2,143	$3,895
Cash paid for interest	3	63

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of June 30, 2020, and for the three and six-month periods ended June 30, 2020 and 2019. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2020.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.4 million and $0.4 million for the three and six months ended June 30, 2020, respectively. Net losses attributable to the noncontrolling interests were $0.1 million and $0.1 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, noncontrolling interests were $0.7 million and $0.2 million, respectively.

Restructuring Related Accruals and Expenses

We recorded $0 and $0.1 million of restructuring related expenses during the three and six months ended June 30, 2020, respectively. We recorded $0.4 million and $0.2 million restructuring related expenses during the three and six months ended June 30, 2019. Accrued severance and restructuring related costs were $10,000 and $0.4 million as of June 30, 2020 and December 31, 2019, respectively.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820 based on the consideration of costs and benefits to promote the appropriate exercise and discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this ASU did not have a significant impact on our Consolidated Financial Statements.

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

(2) Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$14,697	$13,329
Work in progress	1,288	1,426
Finished goods	34,181	31,911
Total inventories	$50,166	$46,666

(3) Investment Securities - Trading

Our trading securities portfolio totaled $1.0 million at June 30, 2020, and $1.2 million at December 31, 2019, and generated gains of $93,000 and $40,000 for the three months ended June 30, 2020 and 2019, respectively, and losses of $4,000 and gains of $173,000 for the six months ended June 30, 2020 and 2019, respectively.

(4) Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 11, 2020 the credit agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. We pay interest on any borrowings under the Credit Agreement, which through June 10, 2020, was at LIBOR plus 1.25 percent (3.05 percent as of December 31, 2019), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. Interest under the amended Credit Agreement is at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent (3.00 percent as of June 30, 2020), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified prior outstanding borrowings as non-current on our condensed consolidated balance sheet. At June 30, 2020, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. As of June 30, 2020, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million, that matures sixty months from the Base Date, which must not be later than April 30, 2021 (the "Capital Credit Agreement"). We pay interest on any borrowings under the Capital Credit Agreement at the Indicative Index plus 2.75 percent (3.50 percent as of June 30, 2020). We are required to settle our borrowings under the Capital Credit Agreement in sixty monthly payments, each equal to 1.82 percent of the loan amount. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of June 30, 2020, there was no outstanding balance under the Capital Credit Agreement.

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

The Loan matures on April 14, 2022 and bears interest at a rate of 1.00 percent per annum, payable monthly commencing on November 15, 2020. We may prepay the Loan at any time prior to maturity with no prepayment penalties. The principal amount of the Loan and accrued interest are eligible for forgiveness after either eight weeks or 26 weeks if we use the Loan proceeds for qualifying expenses, including payroll, rent, and utilities during the eight week period commencing on the date the Loan has been advanced. The amount of the Loan eligible for forgiveness will be reduced to the extent that we have (i) terminated full-time employees during the period commencing February 15, 2020 and ending April 26, 2020 and (ii) reduced salaries (beyond a statutorily prescribed threshold) during the eight week period commencing on the date the Loan has been advanced. We will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with accrued interest thereon at the rate set forth above until such unforgiven portion is paid in full. As of June 30, 2020, there was $5.4 million outstanding under the PPP, $2.4 million of which was classified as current.

.(5) Net Income Per Share

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2020 and 2019 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$5,754	$2,689	$8,716	$4,446

Basic weighted average shares outstanding	19,491	19,291	19,472	19,280

Basic earnings per share attributable to common shareholders	$0.30	$0.14	$0.45	$0.23

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,491	19,291	19,472	19,280
Stock-based awards	292	311	253	316
Diluted weighted-average shares outstanding	19,783	19,602	19,725	19,596

Diluted earnings per share attributable to common shareholders	$0.29	$0.14	$0.44	$0.23

Dilutive shares excluded from diluted-per-share amounts:
Stock options	844	445	844	445

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	264	838	239	862

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

Stock option activity for the six-month period ended June 30, 2020, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2019	290	$11.49
Granted	—	—
Forfeited or canceled	—	—
Exercised	(25)	5.79
Options outstanding at June 30, 2020	265	12.03

There was no share-based compensation expense for the three- and six-month periods ended June 30, 2020 and 2019 for stock options. As of June 30, 2020 and December 31, 2019, there was no unrecognized share-based compensation expense related to the grants described above.

At June 30, 2020, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 265,000 shares of common stock was $11,000. At December 31, 2019, the aggregate intrinsic value of outstanding and exercisable options to purchase 290,000 shares of common stock was $0.1 million.

For the six-month periods ended June 30, 2020 and 2019, we issued 25,000 and 1,000 shares of common stock upon the exercise of stock options at an average exercise price of $5.79 and $2.35 per share, respectively. The aggregate intrinsic value of options exercised during the six-month periods ended June 30, 2020 and 2019, was $0.1 million and $10,000, respectively.

For the six-month periods ended June 30, 2020 and 2019, the Company recognized $48,000 and $3,000 of tax benefits from the exercise of stock options, respectively.

As of June 30, 2020 and December 31, 2019, we did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to revenue and earnings growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At June 30, 2020 and December 31, 2019, there were 100,000 and 95,000 vested RSUs, respectively, granted to the Board of Directors with a restriction period.

 Restricted stock unit activity for the six-month period ended June 30, 2020, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2019	821	$7.43
Granted	686	5.77
Forfeited	(2)	8.68
Issued	(114)	9.74
Restricted Stock Units outstanding at June 30, 2020	1,391	6.42

During the six-month period ended June 30, 2020, we granted 686,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of both time-based RSUs and share-priced performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $7.67 per share and vest in annual installments over a three-year period from the grant date or according to the restrictions for the Board of Directors noted above. The share-priced performance-based RSUs were issued with a weighted-average grant date fair value of $4.51 per share and vest upon achieving share-priced targets over a three-year period from the grant date.

Except for share-priced performance RSUs, RSUs are valued at market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period. For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is approximately 12.7 percent for a common share.

Share-price performance-based RSUs were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Our assumptions include a performance period of three years, expected volatility of 50 percent, and a range of risk-free rates between 2.1 percent and 2.9 percent.

Share-based compensation expense for RSUs for the three-month periods ended June 30, 2020 and 2019, was approximately $0.5 million and $0.5 million, respectively. Share-based compensation expense from RSUs for the six-month periods ended June 30, 2020 and 2019, was approximately $0.8 million and $0.6 million, respectively. As of June 30, 2020 and December 31, 2019, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.4 million and $1.1 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.9 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended June 30, 2020 and 2019, was $0.2 million and $0.1 million, respectively. Share-based compensation expense related to performance-based RSUs for the six-month periods ended June 30, 2020 and 2019, was $0.3 million and $0.2 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would recognize up to $3.5 million of potential share-

based compensation expense. We currently expect to recognize an additional $1.3 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 24,000 and 23,000 shares for the six-month periods ended June 30, 2020 and 2019, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

During the second quarter of 2019, we realigned into geographic focused operating business segments across brands to further align regional strategies and drive synergies in product, organizational and go-to-market strategies in local markets. Our internal reporting structure was reorganized to support the new reporting segments and the chief operating decision maker now reviews the operating results of the four segments utilizing a geographic focused format. The presentation of the comparative information has been recast to conform to the 2019 realignment.

Net sales for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. We evaluate performance based on contribution margin by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Asia	$32,757	$35,162	$63,715	$68,758
Europe	15,465	15,075	36,092	30,672
North America	34,471	34,620	73,228	71,143
Latin America and Other	4,593	5,867	10,177	11,423
Total net sales	87,286	90,724	183,212	181,996

Contribution margin (1):
Asia	16,052	16,677	30,579	32,402
Europe	5,202	4,886	12,033	9,827
North America	11,904	11,625	26,323	25,418
Latin America and Other	1,946	2,369	4,396	4,740
Total contribution margin	35,104	35,557	73,331	72,387

Selling, general and administrative expenses (2)	28,504	31,019	59,569	64,871
Operating income	6,600	4,538	13,762	7,516

Other income (loss), net	1,509	306	(901)	258
Income before provision for income taxes	$8,109	$4,844	$12,861	$7,774
_________________________________________

(1)   Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in China totaled $2.9 million and $4.8 million for the three and six-month periods ended June 30, 2020, respectively, compared to $2.3 million and $4.5 million for the three and six-month periods ended June 30, 2019. These service fees are included in selling, general and administrative expenses.

From an individual country perspective, the United States and South Korea comprise 10 percent or more of consolidated net sales for the three and six-month periods ended June 30, 2020 and 2019, as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
United States	$32,147	$32,194	$67,986	$66,155
South Korea	14,466	18,923	30,855	37,451
Other	40,673	39,607	84,371	78,390
	$87,286	$90,724	$183,212	$181,996

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Asia
General health	$8,263	$10,752	$17,309	$18,836
Immune	179	199	380	357
Cardiovascular	9,323	11,561	18,662	23,394
Digestive	8,391	7,333	14,547	12,108
Personal care	1,877	1,820	4,882	6,087
Weight management	4,724	3,497	7,935	7,976
	32,757	35,162	63,715	68,758
Europe
General health	$6,816	$5,372	$14,776	$11,120
Immune	1,370	1,090	3,814	2,363
Cardiovascular	2,215	2,766	5,112	5,617
Digestive	3,781	3,550	8,713	7,181
Personal care	718	1,661	2,469	3,160
Weight management	565	636	1,208	1,231
	15,465	15,075	36,092	30,672
North America
General health	$14,887	$14,934	$30,351	$30,682
Immune	5,049	3,340	12,847	7,558
Cardiovascular	3,679	4,935	7,846	10,011
Digestive	7,858	8,523	16,099	17,244
Personal care	1,975	1,598	3,904	2,946
Weight management	1,023	1,290	2,181	2,702
	34,471	34,620	73,228	71,143
Latin America and Other
General health	$1,350	$1,783	$2,964	$3,395
Immune	380	602	1,489	1,210
Cardiovascular	263	361	641	700
Digestive	2,264	2,645	4,326	5,181
Personal care	212	260	464	517
Weight management	124	216	293	420
	4,593	5,867	10,177	11,423
	$87,286	$90,724	$183,212	$181,996

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	June 30, 2020	December 31, 2019
Property, plant and equipment:
United States	$52,467	$54,470
Other	4,220	5,042
Total property, plant and equipment, net	$56,687	$59,512

Total assets per segment is set forth below (dollar amounts in thousands):

	June 30, 2020	December 31, 2019
Assets:
Asia	$72,608	$65,959
Europe	17,952	15,187
North America	128,358	124,337
Latin America and Other	8,011	7,585
Total assets	$226,929	$213,068

(8) Income Taxes

For the three months ended June 30, 2020 and 2019, our provision for income taxes, as a percentage of income before income taxes was 24.4 percent and 45.7 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2020 and 2019, our provision for income taxes, as a percentage of income before income taxes was 28.9 percent and 43.9 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2020, was primarily attributed to transfer pricing adjustments and current year foreign losses that presently do not provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2019, was primarily attributed to foreign losses during those periods that were not expected to provide future tax benefit as well as net unfavorable foreign tax related items.

The difference between the effective tax rate for the three and six months ended June 30, 2020 compared to June 30, 2019 is primarily caused by the increase in income. This increase to income causes items such as foreign losses and unfavorable tax adjustments to have a lesser impact on the effective tax rate.

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

As of June 30, 2020 and December 31, 2019, we had accrued $1.4 million and $1.5 million, respectively, related to unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of June 30, 2020 and December 31, 2019, accrued liabilities were $0.3 million and $0.4 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.5 million.

Other Litigation

We are a party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. As of June 30, 2020 and December 31, 2019, accrued liabilities were $0.4 million and $0.4 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.3 million.

(10)  Related Party Transactions

During the three and six months ended June 30, 2020 and 2019, NSP China did not borrow any amounts from the Company or our joint venture partner. As of June 30, 2020 and December 31, 2019 outstanding borrowings by NSP China from the Company were $6.2 million and $6.1 million, respectively. As of June 30, 2020 and December 31, 2019 outstanding borrowings by NSP China from our joint venture partner were $1.5 million and $1.5 million, respectively. These notes are payable in less than one year and bear interest of 3.0 percent. The notes between NSP China and the Company eliminate in consolidation.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of June 30, 2020 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,035	$—	$—	$1,035
Total assets measured at fair value on a recurring basis	$1,035	$—	$—	$1,035

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

For the six months ended June 30, 2020, and for the year ended December 31, 2019, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected on the condensed consolidated balance sheets for the revolving credit facility approximates fair value due to it being variable-rate debt. During the six months ended June 30, 2020 and 2019, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

The following table presents changes in these contract liability balances for the six-month period ended June 30, 2020 (U.S. dollars in thousands):

Outstanding at December 31, 2019	$955
Increase (decrease) attributed to:
Customer loyalty net deferrals	3,779
Customer loyalty redemptions	(3,830)
Outstanding at June 30, 2020	$904
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

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2019, and our other reports filed since the date of such Form 10-K. During the second quarter of 2019, we realigned into geographic focused operating business segments across brands. The presentation of the comparative information has been recast to conform to the 2019 realignment.

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

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2 "COVID-19", began aggressively spreading throughout the world, including all the primary markets where we conduct business. As COVID-19 has spread throughout the world, it has impacted our markets differently. Throughout our markets, governments issued orders to shelter in place and other restrictions that limited the ability of our Distributors to meet with consumers, which resulted in lower sales during the quarter. Although similar restrictions have been issued in our European markets, we experienced an increase in sales due to increased demand for nutritional supplements. However, there can be no assurance that demand for our products will not decrease in our European markets, particularly as restrictions on travel and gatherings adopted later in the first quarter, and continually evolving, limit the ability of our distributors to meet with consumers in such areas. While we are taking actions to mitigate the effects COVID-19 may have on the business, there can be no assurances that these actions will be sufficient to minimize its impact on the consolidated financial statement or material health of the Company. At this time, the duration of the business disruption and related financial impact cannot be reasonably estimated. An updated discussion of COVID-19's impact on the Company and other risk factors is included in Part II, Item 1A of this document.

In the second quarter of 2020, we experienced a decrease in our consolidated net sales of 3.8 percent (or 2.1 percent in local currencies) compared to the same period in 2019. Asia net sales decreased approximately 6.8 percent (or 4.4 percent in local currencies) compared to the same period in 2019. Europe net sales increased approximately 2.6 percent (or 4.1 percent in local currencies) compared to the same period in 2019. North America net sales decreased approximately 0.4 percent (or 0.2 percent in local currencies) compared to the same period in 2019. Latin America and Other net sales decreased approximately 21.7 percent (or 16.4 percent in local currencies) compared to the same period in 2019. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian, European and Latin America and Other markets, resulted in an approximate 2.1 percent, or $1.5 million, decrease of our net sales during the quarter.

Selling, general and administrative expenses during the three months ended June 30, 2020, decreased $2.5 million compared to the same period in 2019, and decreased as a percentage of net sales to 32.7 percent from 34.2 percent in 2019. The decrease in expenses was primarily the result of reduction in travel and customer event related costs due to COVID-19; and restructuring efforts implemented in prior periods in order to improve operating results.

We distribute our products to consumers through an independent sales force comprised of independent Managers and Distributors, many of whom also consume our products. Typically a person who joins our independent sales force begins as a Distributor. An independent Distributor may earn Manager status by attaining certain product sales levels. On a worldwide basis, active independent Managers were approximately 13,700 and 12,900 and active independent Distributors and customers were approximately 224,100 and 232,000 at June 30, 2020 and 2019, respectively.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$87,286	100.0%	$90,724	100.0%	$(3,438)	(3.8)%
Cost of sales	23,017	26.4	23,865	26.3	(848)	(3.6)
Gross profit	64,269	73.6	66,859	73.7	(2,590)	(3.9)
Volume incentives	29,165	33.4	31,302	34.5	(2,137)	(6.8)
SG&A expenses	28,504	32.7	31,019	34.2	(2,515)	(8.1)
Operating income	6,600	7.6	4,538	5.0	2,062	45.4
Other income, net	1,509	1.7	306	0.3	1,203	393.1
Income before income taxes	8,109	9.3	4,844	5.3	3,265	67.4
Provision for income taxes	1,976	2.3	2,215	2.4	(239)	(10.8)
Net income	$6,133	7.0%	$2,629	2.9%	$3,504	133.3%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$183,212	100.0%	$181,996	100.0%	$1,216	0.7%
Cost of sales	47,698	26.0	47,294	26.0	404	0.9
Gross profit	135,514	74.0	134,702	74.0	812	0.6
Volume incentives	62,183	33.9	62,315	34.2	(132)	(0.2)
SG&A expenses	59,569	32.5	64,871	35.6	(5,302)	(8.2)
Operating income	13,762	7.5	7,516	4.1	6,246	83.1
Other income (loss), net	(901)	(0.5)	258	0.1	(1,159)	(449.2)
Income before income taxes	12,861	7.0	7,774	4.3	5,087	65.4
Provision for income taxes	3,722	2.0	3,416	1.9	306	9.0
Net income	$9,139	5.0%	$4,358	2.4%	$4,781	109.7%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$32,757	$35,162	(6.8)%	$(872)	(4.4)%
Europe	15,465	15,075	2.6	(232)	4.1
North America	34,471	34,620	(0.4)	(92)	(0.2)
Latin America and Other	4,593	5,867	(21.7)	(311)	(16.4)
	$87,286	$90,724	(3.8)%	$(1,507)	(2.1)%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$63,715	$68,758	(7.3)%	$(1,954)	(4.5)%
Europe	36,092	30,672	17.7	(429)	19.1
North America	73,228	71,143	2.9	(115)	3.1
Latin America and Other	10,177	11,423	(10.9)	(414)	(7.3)
	$183,212	$181,996	0.7%	$(2,912)	2.3%

Consolidated net sales for the three and six months ended June 30, 2020, were $87.3 million and $183.2 million, respectively, compared to $90.7 million and $182.0 million for the same period in 2019, which represents a decrease of 3.8 percent and an increase of 0.7 percent, respectively. The decrease for the three months ended June 30, 2020, was primarily related to declines in the Asia and Latin America and Other markets. Declines in these markets were partially offset by product sales growth in the Europe market. The increase for the six months ended June 30, 2020, was primarily related to product sales growth in the Europe and North America markets. Growth in these markets was offset by declines in the Asia and Latin America and Other markets. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and six months ended June 30, 2020, decreased 2.1 percent and increased 2.3 percent, respectively, from the same periods in 2019.

Asia

Net sales related to Asia for the three and six months ended June 30, 2020, were $32.8 million and $63.7 million, respectively, compared to $35.2 million and $68.8 million for the same periods in 2019, or decreases of 6.8 percent and 7.3 percent. In local currency, net sales for the three and six months ended June 30, 2020, decreased 4.4 percent and 4.5 percent, respectively, compared to the same periods in 2019. Net sales for the Asia business is further discussed in the South Korea, Japan and China commentary below. Active independent Managers within Asia totaled approximately 2,900 and 3,000 at June 30, 2020 and 2019, respectively. Active independent Distributors and customers within Asia totaled approximately 34,500 and 38,300 at June 30, 2020 and 2019, respectively.

Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased $4.5 million and $6.6 million, or decreased 23.6 percent and 17.6 percent, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. In local currency, net sales for the three and six months ended June 30, 2020, decreased 20.0 percent and 13.2 percent, respectively, compared to the same periods in 2019. The decrease in net sales was the result of restrictions in the market due to COVID-19, which decreased distributor meetings and sales activity.

In our Japan market, net sales increased $0.4 million and $0.3 million, or 6.1 percent and 2.3 percent, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. In local currencies, net sales for the three and six months ended June 30, 2020, increased 3.9 percent and 0.7 percent, respectively, compared to the same periods in 2019. We attribute the growth in net sales primarily to product promotions intended to stimulate activity which had a positive impact on market sales volume.

In our China market, net sales increased $2.2 million and $1.5 million, or 33.9 percent and 11.7 percent, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. In local currencies, net sales for the three and six months ended June 30, 2020, increased 38.6 percent and 15.4 percent, respectively, compared to the same periods in 2019. Although growth has been impacted by current market conditions, China continues to show local currency growth primarily due to initiatives designed to increase independent service providers’ engagement levels and gain market share.

Europe

Net sales related to Europe for the three and six months ended June 30, 2020, were $15.5 million and $36.1 million, respectively, compared to $15.1 million and $30.7 million for the same periods in 2019, or increases of 2.6 percent and 17.7 percent. In local currency, net sales for the three and six months ended June 30, 2020, increased 4.1 percent and 19.1 percent, respectively, compared to the same periods in 2019. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $0.2 million and $0.4 million unfavorable impact on net sales for the three and six months ended June 30, 2020, respectively. Net sales increased primarily as a result of the relative stabilization of the Russian ruble against the U.S. dollar and product promotions that have improved distributor engagement. Active independent Managers within Europe totaled approximately 4,900 and 4,000 at June 30, 2020 and 2019, respectively. Active independent Distributors and customers within Europe totaled approximately 88,800 and 85,200 at June 30, 2020 and 2019, respectively.

North America

Net sales related to North America for the three and six months ended June 30, 2020, were $34.5 million and $73.2 million, respectively, compared to $34.6 million and $71.1 million for the same periods in 2019, or a decrease of 0.4 percent and an increase of 2.9 percent. In local currency, net sales for the three and six months ended June 30, 2020, decreased 0.2 percent and increased 3.1 percent, respectively, compared to the same periods in 2019. Net sales for the North America business are further discussed in United States commentary below. Active independent Managers within North America totaled approximately 4,700 and 4,700 at June 30, 2020 and 2019, respectively. Active independent Distributors and customers within North America totaled approximately 76,700 and 78,400 at June 30, 2020 and 2019, respectively.

Notable activity in the following markets contributed to the results of North America:

In the United States, net sales decreased $46,000 and increased $1.8 million, or 0.1 percent and 2.8 percent, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The year-to-date increase in the market is mainly due to several factors including, rebranding and rebuilding efforts of the Nature's Sunshine brand and Distributor tools in the U.S., an increase in demand for nutritional supplements in the U.S. in the wake of the COVID-19 pandemic and the launch of our new qemp Inc. CBD product brand. There is no guarantee that the results seen in the U.S. during first and second quarters of 2020 will continue into the third quarter due to the COVID-19 situation in the U.S., among other factors.

Latin America and Other

Net sales related to Latin America and Other markets for the three and six months ended June 30, 2020, were $4.6 million and $10.2 million, respectively, compared to $5.9 million and $11.4 million for the same periods in 2019, or decreases of 21.7 percent and 10.9 percent. In local currency, net sales for the three and six months ended June 30, 2020, decreased 16.4 percent and 7.3 percent, respectively, compared to the same periods in 2019. Currency devaluation had a $0.3 million and $0.4 million unfavorable impact on net sales for the three and six months ended June 30, 2020, respectively. The decline in the market is mainly due to decreases in Distributor retention and average purchase size as well as restrictions in the market due to COVID-19, which further decreased distributor meetings and sales activity. Active independent Managers totaled approximately 1,200 and 1,200 at June 30, 2020 and 2019, respectively. Active independent Distributors and customers totaled approximately 24,100 and 30,100 at June 30, 2020 and 2019, respectively.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

 Cost of Sales

Cost of sales as a percent of net sales was 26.4 percent and 26.0 percent for the three and six months ended June 30, 2020, compared to 26.3 percent and 26.0 percent for the same periods in 2019. The modest increase in cost of sales percentage is due to unfavorable changes in market mix, among other factors.

Volume Incentives

Volume incentives expense as a percent of net sales was 33.4 percent and 33.9 percent for the three and six months ended June 30, 2020, respectively, compared to 34.5 percent and 34.2 percent for the same periods in 2019. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the six months ended June 30, 2020 is primarily due to changes in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are lower than the consolidated average, and the growth in NSP China.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased by $2.5 million and $5.3 million, respectively, to $28.5 million and $59.6 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Selling, general and administrative expenses were 32.7 percent and 32.5 percent of net sales for the three and six months ended June 30, 2020, respectively, compared to 34.2 percent and 35.6 percent for the same periods in 2019. The decrease in selling, general and administrative expenses was primarily related to a reduction of headcount in the U.S. and Latin America as a result of restructuring, decrease in travel and event related costs and other cost reductions, net of any incremental costs associated with COVID-19.

Other Income (Loss), Net

Other income (loss), net, for the three and six months ended June 30, 2020, were gains of $1.5 million and losses of $0.9 million, respectively, compared to gains of $0.3 million and $0.3 million during the same periods in 2019, respectively. Other income (loss), for the three and six months ended June 30, 2020 primarily consisted of foreign exchange gains and losses as a result of net changes in foreign currencies primarily in Asia, Europe and Latin America.

Income Taxes

For the three months ended June 30, 2020 and 2019, our provision for income taxes, as a percentage of income before income taxes was 24.4 percent and 45.7 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2020 and 2019, our provision for income taxes, as a percentage of income before income taxes was 28.9 percent and 43.9 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2020, was primarily attributed to transfer pricing adjustments and current year foreign losses that presently do not provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2019, was primarily attributed to foreign losses during those periods that were not expected to provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate for the three and six months ended June 30, 2020 compared to June 30, 2019 is primarily caused by the increase in income. This increase to income causes items such as foreign losses and unfavorable tax adjustments to have a lesser impact on the effective tax rate.

Our U.S. federal income tax returns for 2016 through 2018 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2014 through 2019.

As of June 30, 2020 and December 31, 2019, we had had accrued $1.4 million and $1.5 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2020 and 2019, by business segment.

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

As of June 30, 2020, we had approximately 224,100 “active independent Distributors and customers” (as defined below). A person who joins our independent sales force begins as an independent distributor. Many independent distributors sell our products on a part-time basis to friends or associates or use the products themselves. An independent distributor may earn Manager status by attaining certain product sales levels. As of June 30, 2020, we had approximately 13,700 “active independent Managers” (as defined below) worldwide. In many of our markets, our independent Managers and Distributors are primarily retailers of our products, including practitioners, proprietors of retail stores and other health and wellness specialists.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent Managers and Distributors based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended June 30, 2020 and 2019, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

The following table provides information concerning the number of total independent Managers, Distributors and customers by segment, as of the dates indicated:

Total Managers, Distributors and Customers by Segment as of June 30,

	2020		2019
	Distributors & Customers	Managers	Distributors & Customers	Managers
Asia	87,400	2,900	87,500	3,000
Europe	199,800	4,900	174,800	4,000
North America	160,400	4,700	162,800	4,700
Latin America and Other	66,600	1,200	64,100	1,200
	514,200	13,700	489,200	12,900

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

The following table provides information concerning the number of active Distributors and customers by segment, as of the dates indicated:

Active Distributors and Customers by Segment as of June 30,

	2020		2019
	Distributors & Customers	Managers	Distributors & Customers	Managers
Asia	34,500	2,900	38,300	3,000
Europe	88,800	4,900	85,200	4,000
North America	76,700	4,700	78,400	4,700
Latin America and Other	24,100	1,200	30,100	1,200
	224,100	13,700	232,000	12,900

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

The following table provides information concerning the number of new independent Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Three Months Ended June 30,

	2020		2019
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
Asia	13,700	700	16,400	700
Europe	23,800	400	17,500	300
North America	16,100	500	17,200	400
Latin America and Other	6,700	100	7,900	100
	60,300	1,700	59,000	1,500

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

The following table provides information concerning the number of new Managers, Distributors and customers by segment, for the periods indicated:

New Managers, Distributors and Customers by Segment for the Six Months Ended June 30,

	2020		2019
	New Distributors & Customers	New Managers	New Distributors & Customers	New Managers
Asia	60,700	2,500	61,600	2,600
Europe	87,800	1,500	69,200	1,200
North America	65,400	2,100	63,500	1,600
Latin America and Other	33,800	500	27,700	500
	247,700	6,600	222,000	5,900

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2020, working capital was $72.1 million, compared to $54.8 million as of December 31, 2019. At June 30, 2020, we had $70.3 million in cash, of which $24.4 million was held in the U.S. and $45.9 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating activities	$14,420	$(1,144)
Investing activities	(2,210)	(2,774)
Financing activities	5,164	(193)

Operating Activities

For the six months ended June 30, 2020, operating activities provided cash of $14.4 million, compared to using cash of $1.1 million in the same period in 2019. Operating cash flows increased primarily due to past and ongoing efforts to reduce operating costs and increase profitability and working capital.

Investing Activities

For the six months ended June 30, 2020, investing activities used $2.2 million, compared to $2.8 million for the same period in 2019. Capital expenditures related to the purchase of equipment, computer systems and software for the six months ended June 30, 2020 and 2019, were $2.2 million and $2.8 million, respectively.

Financing Activities

For the six months ended June 30, 2020, financing activities provided $5.2 million, compared to using $0.2 million in cash for the same period in 2019. Financing cash flows increased primarily due proceeds from a loan, noted below.

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 11, 2020 the credit agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. We pay interest on any borrowings under the Credit Agreement, which through June 10, 2020, was at LIBOR plus 1.25 percent (3.05 percent as of December 31, 2019), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. Interest under the amended Credit Agreement is at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent (3.00 percent as of June 30, 2020), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified prior outstanding borrowings as non-current on our condensed consolidated balance sheet. At June 30, 2020, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. As of June 30, 2020, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million, that matures sixty months from the Base Date, which must not be later than April 30, 2021 (the "Capital Credit Agreement"). We pay interest on any borrowings under the Capital Credit Agreement at the Indicative Index plus 2.8 percent (3.5 percent as of June 30, 2020). We are required to settle our borrowings under the Capital Credit Agreement in sixty monthly payments, each equal to 1.8 percent of the loan amount. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. After inception and as of June 30, 2020, there was no outstanding balance under the Capital Credit Agreement.

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

The Loan matures on April 14, 2022 and bears interest at a rate of 1.00 percent per annum, payable monthly commencing on November 15, 2020. We may prepay the Note at any time prior to maturity with no prepayment penalties. The principal amount of the Loan and accrued interest are eligible for forgiveness after either eight weeks or 26 weeks if we use the Loan proceeds for qualifying expenses, including payroll, rent, and utilities during the eight week period commencing on the date the Loan has been advanced. The amount of the Loan eligible for forgiveness will be reduced to the extent that we have (i) terminated full-time employees during the period commencing February 15, 2020 and ending April 26, 2020 and (ii) reduced salaries (beyond a statutorily prescribed threshold) during the eight week period commencing on the date the Loan has been advanced. We will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with accrued interest thereon at the rate set forth above until such unforgiven portion is paid in full. As of June 30, 2020, there was $5.4 million outstanding under the PPP, $2.4 million of which was classified as current.

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

Income Taxes

Our provision for income taxes, deferred tax assets and liabilities and contingent reserves reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining our consolidated provision for income taxes.

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

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The duration and extent of COVID-19's impact on our business are difficult to assess or predict. The widespread pandemic has resulted and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, repatriate funds from foreign markets, which would negatively affect our liquidity. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt or halt our operations and harm our business, financial condition and results of operations. Our manufacturing personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and large spread outbreak of COVID-19 among our manufacturing or supply-chain employees could disrupt or halt our operations. Further, restrictions on gatherings of individuals may limit the ability of our independent distributors to sell our products. Additionally, the procedures we take to mitigate the effect of COVID-19 on our workforce could reduce the efficiency of our operations, increase our opersting costs or prove insufficient.

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

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our Company's circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Nature’s Sunshine Products, Inc.

Date:	August 6, 2020	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer

Date:	August 6, 2020	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer