Form 10-Q
period 2020-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2020-11-09
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

The number of shares of Common Stock, no par value, outstanding on October 30, 2020, was 19,658,053 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended September 30, 2020

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
•changes to the Company's independent consultants' compensation plans:
•laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets;
•extensive government regulations to which the Company's products, business practices and manufacturing activities are subject;
•legal challenges to the Company's direct selling program or to the classification of its independent consultants;
•impact of anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;
•the Company’s ability to attract and retain independent consultants;
•the loss of one or more key independent consultants who have a significant sales network;
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
•liabilities and obligations arising from improper activity by the Company’s independent consultants;
•failure of the Company’s independent consultants to comply with laws;
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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$82,260	$53,629
Accounts receivable, net of allowance for doubtful accounts of $494 and $407, respectively	8,977	7,319
Inventories	47,846	46,666
Prepaid expenses and other	5,894	5,091
Total current assets	144,977	112,705

Property, plant and equipment, net	56,164	59,512
Operating lease right-of-use assets	20,632	23,951
Investment securities - trading	1,017	1,150
Intangible assets, net	269	567
Deferred income tax assets	4,087	4,899
Other assets	10,274	10,284
Total assets	$237,420	$213,068

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,909	$4,406
Accrued volume incentives and service fees	17,531	18,893
Accrued liabilities	30,816	25,531
Deferred revenue	1,580	1,266
Related party notes payable	1,303	1,518
Income taxes payable	345	1,392
Current portion of operating lease liabilities	4,957	4,941
Current portion of note payable	3,310	—
Total current liabilities	65,751	57,947

Liability related to unrecognized tax benefits	82	1,499
Long-term portion of operating lease liabilities	16,981	20,213
Long-term note payable	2,064	—
Deferred compensation payable	1,017	1,150
Deferred income tax liabilities	2,053	1,655
Other liabilities	1,235	1,168
Total liabilities	89,183	83,632

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,592 and 19,410 shares issued and outstanding, respectively	137,776	135,741
Retained earnings	20,164	4,693
Noncontrolling interest	1,064	227
Accumulated other comprehensive loss	(10,767)	(11,225)
Total shareholders’ equity	148,237	129,436
Total liabilities and shareholders’ equity	$237,420	$213,068

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Net sales	$100,250	$88,524
Cost of sales	27,175	22,784
Gross profit	73,075	65,740

Operating expenses:
Volume incentives	34,310	29,862
Selling, general and administrative	33,294	31,177
Operating income	5,471	4,701
Other income (loss), net	671	(1,243)
Income before provision for income taxes	6,142	3,458
Provision (benefit) for income taxes	(1,027)	2,107
Net income	7,169	1,351
Net income attributable to noncontrolling interests	414	34
Net income attributable to common shareholders	$6,755	$1,317

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.35	$0.07

Diluted earnings per share attributable to common shareholders	$0.34	$0.07

Weighted average basic common shares outstanding	19,533	19,313
Weighted average diluted common shares outstanding	19,859	19,662

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Net sales	$283,462	$270,520
Cost of sales	74,873	70,078
Gross profit	208,589	200,442

Operating expenses:
Volume incentives	96,493	92,177
Selling, general and administrative	92,863	96,048
Operating income	19,233	12,217
Other loss, net	(230)	(985)
Income before provision for income taxes	19,003	11,232
Provision for income taxes	2,695	5,523
Net income	16,308	5,709
Net income (loss) attributable to noncontrolling interests	837	(54)
Net income attributable to common shareholders	$15,471	$5,763

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.79	$0.30

Diluted earnings per share attributable to common shareholders	$0.78	$0.29

Weighted average basic common shares outstanding	19,493	19,291
Weighted average diluted common shares outstanding	19,820	19,618

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Net income	$7,169	$1,351
Foreign currency translation income (loss) (net of tax)	718	(656)
Write-off of cumulative translation adjustments	—	595
Total comprehensive income	$7,887	$1,290

	Nine Months Ended September 30,
	2020	2019
Net income	$16,308	$5,709
Foreign currency translation income (loss) (net of tax)	458	(1,502)
Write-off of cumulative translation adjustments	—	595
Total comprehensive income	$16,766	$4,802

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	19,410	$135,741	$4,693	$227	$(11,225)	$129,436
Share-based compensation expense	—	394	—	—	—	394
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	60	(159)	—	—	—	(159)
Net income	—	—	2,962	44	—	3,006
Other comprehensive loss	—	—	—	—	(109)	(109)
Balance at March 31, 2020	19,470	$135,976	$7,655	$271	$(11,334)	$132,568
Share-based compensation expense	—	736	—	—	—	736
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	40	(51)	—	—	—	(51)
Net income	—	—	5,754	379	—	6,133
Other comprehensive loss	—	—	—	—	(151)	(151)
Balance at June 30, 2020	19,510	$136,661	$13,409	$650	$(11,485)	$139,235
Share-based compensation expense	—	1,011	—	—	—	1,011
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	82	104	—	—	—	104
Net income	—	—	6,755	414	—	7,169
Other comprehensive income	—	—	—	—	718	718
Balance at September 30, 2020	19,592	$137,776	$20,164	$1,064	$(10,767)	$148,237

	Common Stock		Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2018	19,204	$133,684	$(2,072)	$63	$(11,107)	$120,568
Share-based compensation expense	—	230	—	—	—	230
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	69	(189)	—	—	—	(189)
Net income (loss)	—	—	1,757	(28)	—	1,729
Other comprehensive loss	—	—	—	—	(316)	(316)
Balance at March 31, 2019	19,273	$133,725	$(315)	$35	$(11,423)	$122,022
Share-based compensation expense	—	621	—	—	—	621
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	29	(4)	—	—	—	(4)
Net income (loss)	—	—	2,689	(60)	—	2,629
Other comprehensive loss	—	—	—	—	(530)	(530)
Balance at June 30, 2019	19,302	$134,342	$2,374	$(25)	$(11,953)	$124,738
Share-based compensation expense	—	678	—	—	—	678
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	29	60	—	—	—	60
Net income	—	—	1,317	34	—	1,351
Other comprehensive loss	—	—	—	—	(61)	(61)
Balance at September 30, 2019	19,331	$135,080	$3,691	$9	$(12,014)	$126,766

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,308	$5,709
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	116	4
Depreciation and amortization	7,834	7,533
Non-cash lease expense	2,398	3,989
Share-based compensation expense	2,141	1,529
Loss on sale of property, plant and equipment	7	17
Deferred income taxes	1,210	474
Purchase of trading investment securities	(47)	(69)
Proceeds from sale of trading investment securities	221	392
Realized and unrealized gains on investments	(41)	(181)
Foreign exchange losses	354	597
Loss on write-off of cumulative translation adjustment	—	595
Changes in assets and liabilities:
Accounts receivable	(1,692)	152
Inventories	(1,361)	(4,074)
Prepaid expenses and other current assets	(798)	1,065
Other assets	(30)	469
Accounts payable	1,102	(1,073)
Accrued volume incentives and service fees	(1,370)	(1,096)
Accrued liabilities	5,106	(5,277)
Deferred revenue	295	127
Lease liabilities	(2,276)	(3,619)
Income taxes payable	(1,078)	(880)
Liability related to unrecognized tax benefits	(1,417)	(729)
Deferred compensation payable	(133)	(142)
Net cash provided by operating activities	26,849	5,512
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,487)	(4,474)
Net cash used in investing activities	(3,487)	(4,474)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of revolving credit facility	—	(547)
Proceeds from revolving credit facility	—	547
Proceeds from note payable	5,374	—
Principal payments of related party borrowing	(243)	—
Proceeds from the exercise of stock awards	192	60
Tax benefit from stock awards	(298)	(193)
Net cash provided by (used in) financing activities	5,025	(133)
Effect of exchange rates on cash and cash equivalents	244	(1,013)
Net increase (decrease) in cash and cash equivalents	28,631	(108)
Cash and cash equivalents at the beginning of the period	53,629	50,638
Cash and cash equivalents at the end of the period	$82,260	$50,530
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$3,293	$5,212
Cash paid for interest	24	63

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

We are a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. We are a Utah corporation with our principal place of business in Lehi, Utah, and sell our products to a sales force of independent consultants who uses the products themselves or resells them to consumers.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of September 30, 2020, and for the three and nine-month periods ended September 30, 2020 and 2019. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2020.

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

The significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our determination of liabilities related to independent consultant incentives, the determination of income tax assets and liabilities, certain other non-income tax and value-added tax contingencies, and legal contingencies. In addition, significant estimates form the basis for allowances with respect to inventory valuations. Various assumptions and other factors enter into the determination of these significant estimates. The process of determining significant estimates takes into account historical experience and current and expected economic conditions.

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.4 million and $0.8 million for the three and nine months ended September 30, 2020, respectively. Net income attributable to the noncontrolling interests of $34,000 and net loss attributable to noncontrolling interests of $0.1 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, noncontrolling interests were $1.1 million and $0.2 million, respectively.

Restructuring Related Accruals and Expenses

We recorded $0 and $0.1 million of restructuring related expenses during the three and nine months ended September 30, 2020, respectively. We recorded $0.4 million and $2.4 million restructuring related expenses during the three and nine months ended September 30, 2019. Accrued severance and restructuring related costs were $0 and $0.4 million as of September 30, 2020 and December 31, 2019, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This could affect balances of right of use assets, lease liabilities, and notes payables. The amendments in this update are effective as of March 12, 2020 through December 21, 2022. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$13,464	$13,329
Work in progress	1,491	1,426
Finished goods	32,891	31,911
Total inventories	$47,846	$46,666

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $1.0 million at September 30, 2020, and $1.2 million at December 31, 2019, and generated gains of $45,000 and $8,000 for the three months ended September 30, 2020 and 2019, respectively, and gains of $41,000 and $181,000 for the nine months ended September 30, 2020 and 2019, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 11, 2020 the credit agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. We pay interest on any borrowings under the Credit Agreement, which through June 10, 2020, was at LIBOR plus 1.25 percent (3.05 percent as of December 31, 2019), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. Interest under the amended Credit Agreement is at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent (3.00 percent as of September 30, 2020), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified prior outstanding borrowings as non-current on our condensed consolidated balance sheet. At September 30, 2020, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. As of September 30, 2020, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million, that matures sixty months from the Base Date, which must not be later than April 30, 2021 (the "Capital Credit Agreement"). We pay interest on any borrowings under the Capital Credit Agreement at the Indicative Index plus 2.75 percent (3.50 percent as of September 30, 2020). We are required to settle our borrowings under the Capital Credit Agreement in sixty monthly payments, each equal to 1.82 percent of the loan amount. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of September 30, 2020, there was no outstanding balance under the Capital Credit Agreement.

On April 14, 2020, we obtained a loan (the “Loan”) from Bank of America, B.A. in the amount of $5.4 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP is a loan designed to provide an incentive for qualifying businesses to maintain their employees on the payroll despite significant economic uncertainty. We applied to receive the Loan based on, among other considerations, the significant economic uncertainty facing the Company and its supply chain worldwide as a result of COVID-19.

The Loan matures on April 14, 2022 and bears interest at a rate of 1.00 percent per annum, payable monthly commencing on November 15, 2020. We may prepay the Loan at any time prior to maturity with no prepayment penalties. Under the PPP, the principal amount of the Loan and accrued interest are eligible for forgiveness if certain conditions are met. At this time, however, we believe it unlikely we qualify for forgiveness under the guidance provided by the Small Business Administration, who administers the PPP, after we applied for and received the Loan, and we intend to repay the entirety of the principal amount of the Loan, together with accrued interest thereon at the rate set forth above. As of September 30, 2020, there was $5.4 million outstanding under the PPP, $3.3 million of which was classified as current.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2020 and 2019 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$6,755	$1,317	$15,471	$5,763

Basic weighted average shares outstanding	19,533	19,313	19,493	19,291

Basic earnings per share attributable to common shareholders	$0.35	$0.07	$0.79	$0.30

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,533	19,313	19,493	19,291
Stock-based awards	326	349	327	327
Diluted weighted-average shares outstanding	19,859	19,662	19,820	19,618

Diluted earnings per share attributable to common shareholders	$0.34	$0.07	$0.78	$0.29

Dilutive shares excluded from diluted-per-share amounts:
Stock options	791	439	791	439

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	199	218	199	243

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

We have also maintained a stock incentive plan, which was approved by shareholders in 2009 (the “2009 Incentive Plan"), which provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. As of September 30, 2020, there were no awards under the 2009 Incentive Plan.

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

Stock option activity for the nine-month period ended September 30, 2020, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2019	290	$11.49
Granted	—	—
Forfeited or canceled	—	—
Exercised	(41)	7.92
Options outstanding at September 30, 2020	249	12.08

There was no share-based compensation expense for the three- and nine-month periods ended September 30, 2020. Share-based compensation expense for the three- and nine-month periods ended September 30, 2019, was $0.1 million. As of September 30, 2020 and December 31, 2019, there was no unrecognized share-based compensation expense related to the grants described above.

At September 30, 2020, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 249,000 shares of common stock was $0.1 million. At December 31, 2019, the aggregate intrinsic value of outstanding and exercisable options to purchase 290,000 shares of common stock was $0.1 million.

For the nine-month periods ended September 30, 2020 and 2019, we issued 41,000 and 27,000 shares of common stock upon the exercise of stock options at an average exercise price of $7.92 and $2.35 per share, respectively. The aggregate intrinsic value of options exercised during the nine-month periods ended September 30, 2020 and 2019, was $0.1 million and $0.2 million, respectively. For the nine-month periods ended September 30, 2020 and 2019, the Company recognized $0.1 million and $0.1 million of tax benefits from the exercise of stock options, respectively.

As of September 30, 2020 and December 31, 2019, we did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to revenue and earnings growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At September 30, 2020 and December 31, 2019, there were 83,000 and 95,000 vested RSUs, respectively, granted to the Board of Directors with a restriction period.

 Restricted stock unit activity for the nine-month period ended September 30, 2020, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2019	821	$7.43
Granted	691	5.79
Forfeited	(26)	12.99
Issued	(196)	8.99
Restricted Stock Units outstanding at September 30, 2020	1,290	6.20

During the nine-month period ended September 30, 2020, we granted 691,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of both time-based RSUs and share-priced performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $7.67 per share and vest in annual installments over a three-year period from the grant date or according to the restrictions for the Board of Directors noted above. The share-priced performance-based RSUs were issued with a weighted-average grant date fair value of $4.51 per share and vest upon achieving share-priced targets over a three-year period from the grant date.

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

Share-based compensation expense for RSUs for the three-month periods ended September 30, 2020 and 2019, was approximately $0.5 million and $0.5 million, respectively. Share-based compensation expense from RSUs for the nine-month periods ended September 30, 2020 and 2019, was approximately $1.4 million and $1.1 million, respectively. As of September 30, 2020 and December 31, 2019, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $1.9 million and $1.1 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.9 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended September 30, 2020 and 2019, was $0.5 million and $0.1 million, respectively. Share-based compensation expense related to performance-based RSUs for the nine-month periods ended September 30, 2020 and 2019, was $0.8 million and $0.4 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would recognize up to $3.0 million of potential share-based compensation expense. We currently expect to recognize an additional $0.8 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 41,000 and 23,000 shares for the nine-month periods ended September 30, 2020 and 2019, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Asia	$38,099	$33,717	$101,814	$102,475
Europe	18,006	14,640	54,098	45,312
North America	37,557	34,161	110,785	105,304
Latin America and Other	6,588	6,006	16,765	17,429
Total net sales	100,250	88,524	283,462	270,520

Contribution margin (1):
Asia	17,981	16,236	48,560	48,638
Europe	5,954	4,865	17,987	14,692
North America	12,065	12,169	38,388	37,587
Latin America and Other	2,765	2,608	7,161	7,348
Total contribution margin	38,765	35,878	112,096	108,265

Selling, general and administrative expenses (2)	33,294	31,177	92,863	96,048
Operating income	5,471	4,701	19,233	12,217

Other income (loss), net	671	(1,243)	(230)	(985)
Income before provision for income taxes	$6,142	$3,458	$19,003	$11,232
_________________________________________

(1)   Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in China totaled $3.2 million and $8.0 million for the three and nine-month periods ended September 30, 2020, respectively, compared to $2.8 million and $7.3 million for the three and nine-month periods ended September 30, 2019. These service fees are included in selling, general and administrative expenses.

From an individual country perspective, the United States and South Korea comprise 10 percent or more of consolidated net sales for the three and nine-month periods ended September 30, 2020 and 2019, as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
United States	$35,062	$31,579	$103,048	$97,734
South Korea	16,592	15,226	47,447	52,677
Other	48,596	41,719	132,967	120,109
	$100,250	$88,524	$283,462	$270,520

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Asia
General health	$10,055	$9,450	$27,364	$28,287
Immune	85	105	465	462
Cardiovascular	10,622	9,997	29,284	33,390
Digestive	9,935	6,309	24,482	18,417
Personal care	2,575	3,472	7,457	9,559
Weight management	4,827	4,384	12,762	12,360
	38,099	33,717	101,814	102,475
Europe
General health	$7,725	$5,232	$22,501	$16,352
Immune	1,510	1,176	5,324	3,539
Cardiovascular	2,581	2,433	7,693	8,050
Digestive	4,541	3,374	13,254	10,555
Personal care	1,023	1,905	3,492	5,065
Weight management	626	520	1,834	1,751
	18,006	14,640	54,098	45,312
North America
General health	$15,839	$14,823	$46,190	$45,505
Immune	5,790	3,731	18,637	11,289
Cardiovascular	4,138	4,780	11,984	14,791
Digestive	8,635	7,946	24,734	25,190
Personal care	1,963	1,617	5,867	4,563
Weight management	1,192	1,264	3,373	3,966
	37,557	34,161	110,785	105,304
Latin America and Other
General health	$2,038	$1,929	$5,002	$5,324
Immune	837	664	2,326	1,874
Cardiovascular	429	378	1,070	1,078
Digestive	2,682	2,499	7,008	7,680
Personal care	384	267	848	784
Weight management	218	269	511	689
	6,588	6,006	16,765	17,429
	$100,250	$88,524	$283,462	$270,520

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	September 30, 2020	December 31, 2019
Property, plant and equipment:
United States	$52,129	$54,470
Other	4,035	5,042
Total property, plant and equipment, net	$56,164	$59,512

Total assets per segment is set forth below (dollar amounts in thousands):

	September 30, 2020	December 31, 2019
Assets:
Asia	$80,613	$65,959
Europe	18,476	15,187
North America	129,573	124,337
Latin America and Other	8,758	7,585
Total assets	$237,420	$213,068

(8)    Income Taxes

For the three months ended September 30, 2020 and 2019, our provision (benefit) for income taxes, as a percentage of income before income taxes was (16.7) percent and 60.9 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2020 and 2019, our provision for income taxes, as a percentage of income before income taxes was 14.2 percent and 49.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2020, was primarily attributed to a decrease in tax liability associated with uncertain tax positions and release of valuation allowance for deferred tax assets expected to be utilized in the current year. The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2020, was primarily attributed to a decrease in tax liability associated with uncertain tax positions and release of valuation allowance for deferred tax assets expected to be utilized in the current year, partially offset by transfer pricing adjustments and current year foreign losses that presently do not provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2019, was primarily attributed to stock option expenses not deductible for tax purposes, foreign losses during those periods that were not expected to provide future tax benefit, as well as net unfavorable foreign tax related items, partially offset by a decrease in tax liability associated with uncertain tax positions.

The difference between the effective tax rate for the three and nine months ended September 30, 2020 compared to September 30, 2019 is primarily caused by a decrease in tax liability associated with uncertain tax positions, stock option expenses not deductible for tax in the prior period which did not repeat in the current period, and release of valuation allowance for deferred tax assets expected to be utilized in the current year.

As the U.S. Department of the Treasury is working on finalizing Treasury Regulations with respect to the Tax Cuts and Jobs Act (Tax Reform Act), future changes could likewise affect recorded deferred tax assets and liabilities in later periods. Management is not aware of any such additional changes that would have a material effect on our results of operations, cash flows or financial position.

Our U.S. federal income tax returns for 2017 through 2019 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2014 through 2019.

As of September 30, 2020 and December 31, 2019, we had accrued $0.1 million and $1.5 million, respectively, related to unrecognized tax positions.

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

(9)    Commitments and Contingencies

Legal Proceedings

We are party to various legal proceedings and disputes. Management cannot predict the ultimate outcome of these matters, individually or in the aggregate, or their resulting effect on our business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our business, financial position, results of operations, or cash flows for the period in which the ruling occurs and/or future periods. We maintain product liability, general liability and excess liability insurance coverage. However, insurance may not continue to be available at an acceptable cost to us, such coverage may not be sufficient to cover one or more large claims, or the insurers may successfully disclaim coverage as to a pending or future claim.

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of September 30, 2020 and December 31, 2019, accrued liabilities were $0.3 million and $0.4 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.4 million.

Other Litigation

We are a party to various other legal proceedings and disputes in the United States and foreign jurisdictions. As of September 30, 2020 and December 31, 2019, accrued liabilities were $0.5 million and $0.4 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.3 million.

(10)     Related Party Transactions

During the three and nine months ended September 30, 2020 and 2019, NSP China did not borrow any amounts from the Company or our joint venture partner. As of September 30, 2020 and December 31, 2019 outstanding borrowings by NSP China from the Company were $5.2 million and $6.1 million, respectively. As of September 30, 2020 and December 31, 2019 outstanding borrowings by NSP China from our joint venture partner were $1.3 million and $1.5 million, respectively. These notes are payable in less than one year and bear interest of 3.0 percent. The notes between NSP China and the Company eliminate in consolidation.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of September 30, 2020 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$1,017	$—	$—	$1,017
Total assets measured at fair value on a recurring basis	$1,017	$—	$—	$1,017

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

For the nine months ended September 30, 2020, and for the year ended December 31, 2019, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying amount reflected on the condensed consolidated balance sheets for the revolving credit facility approximates fair value due to it being variable-rate debt. During the nine months ended September 30, 2020 and 2019, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

A reserve for product returns is recorded based upon historical experience and current trends. We allow independent consultants to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of our markets, the requirements to return product are more restrictive.

From time to time, our U.S. operations extend short-term credit associated with product promotions. In addition, for certain of our international operations, we offer credit terms consistent with industry standards within the country of operation.

Volume incentives and other sales incentives or rebates are a significant part of our direct sales marketing program and represent commission payments made to independent consultants. These payments are designed to provide incentives for reaching higher sales levels. The amount of volume incentive expense recognized is determined based upon the amount of qualifying purchases in a given month and recorded as volume incentive expense. Payments to independent consultants for sales incentives or rebates related to their own purchases are recorded as a reduction of revenue. Some payments for sales incentives are processed daily; while others, including rebates, are calculated monthly based upon qualifying sales.

Contract Liabilities - Customer Loyalty Programs

We record contract liabilities for loyalty point programs in deferred revenue. These programs are accounted for as a reduction in the transaction price and are generally recognized as points that are redeemed for additional products.

The following table presents changes in these contract liability balances for the nine-month period ended September 30, 2020 (U.S. dollars in thousands):

Outstanding at December 31, 2019	$955
Increase (decrease) attributed to:
Customer loyalty net deferrals	5,634
Customer loyalty redemptions	(5,788)
Outstanding at September 30, 2020	$801
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

OVERVIEW

We are a natural health and wellness company primarily engaged in the manufacture and sale of nutritional and personal care products. We are a Utah corporation with our principal place of business in Lehi, Utah, and sell our products to a sales force of independent consultants who use the products themselves or resell them to consumers.

Our independent consultants market and sell our products to customers and sponsor other independent consultants who also market our products to customers. Our sales are highly dependent upon the number and productivity of our independent consultants. Growth in sales volume generally requires an increase in the productivity of our independent consultants and/or growth in the total number of independent consultants. We seek to motivate and provide incentives to our independent consultants by offering high quality products and providing independent consultants with product support, training seminars, sales conventions, travel programs and financial incentives.

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2 "COVID-19", began aggressively spreading throughout the world, including all the primary markets where we conduct business. As COVID-19 has spread throughout the world, it has impacted our markets differently. Throughout our markets, governments issued orders to shelter in place and other restrictions that have limited the ability of our consultants to meet with consumers, which put downward pressure on our sales in many of our markets and added substantial uncertainties to our global supply chain. However, despite such restrictions, we experienced an increase in sales during the third quarter due primarily to increased demand for nutritional supplements. Although we are taking appropriate actions to mitigate the effects COVID-19 may have on our business, such actions may ultimately be insufficient to avoid substantial impact on the consolidated financial statement or material health of the Company. At this time, the duration of any business disruption and related financial impact cannot be reasonably estimated.

In the third quarter of 2020, we furthered our transformation in our North America and Latin America operating segments with the rollout of our new branding, launch of our new website and introduction of our new compensation plan for independent consultants. This transformation was designed to improve the Nature's Sunshine Experience for our independent consultants and customers, while providing new opportunities for growth.
In the third quarter of 2020, we experienced an increase in our consolidated net sales of 13.2 percent (or 13.1 percent in local currencies) compared to the same period in 2019. Asia net sales increased approximately 13.0 percent (or 12.5 percent in local currencies) compared to the same period in 2019. Europe net sales increased approximately 23.0 percent (or 21.4 percent in local currencies) compared to the same period in 2019. North America net sales increased approximately 9.9 percent (or 10.0 percent in local currencies) compared to the same period in 2019. Latin America and Other net sales increased approximately 9.7 percent (or 14.0 percent in local currencies) compared to the same period in 2019. The weakening of the U.S. dollar versus the local currencies, primarily in our Asian and European markets, resulted in an approximate 0.1 percent, or $0.1 million, increase of our net sales during the quarter.

Selling, general and administrative expenses during the three months ended September 30, 2020, increased $2.1 million compared to the same period in 2019, and decreased as a percentage of net sales to 33.2 percent from 35.2 percent in 2019. The increase was primarily related to increased selling costs intended to drive growth, including the rollout of a new compensation plan for independent consultants, introduction of virtual events, as well as growth in markets with higher variable costs.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$100,250	100.0%	$88,524	100.0%	$11,726	13.2%
Cost of sales	27,175	27.1	22,784	25.7	4,391	19.3
Gross profit	73,075	72.9	65,740	74.3	7,335	11.2
Volume incentives	34,310	34.2	29,862	33.7	4,448	14.9
SG&A expenses	33,294	33.2	31,177	35.2	2,117	6.8
Operating income	5,471	5.5	4,701	5.3	770	16.4
Other income (loss), net	671	0.7	(1,243)	(1.4)	1,914	154.0
Income before income taxes	6,142	6.1	3,458	3.9	2,684	77.6
Provision (benefit) for income taxes	(1,027)	(1.0)	2,107	2.4	(3,134)	(148.7)
Net income	$7,169	7.2%	$1,351	1.5%	$5,818	430.6%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$283,462	100.0%	$270,520	100.0%	$12,942	4.8%
Cost of sales	74,873	26.4	70,078	25.9	4,795	6.8
Gross profit	208,589	73.6	200,442	74.1	8,147	4.1
Volume incentives	96,493	34.0	92,177	34.1	4,316	4.7
SG&A expenses	92,863	32.8	96,048	35.5	(3,185)	(3.3)
Operating income	19,233	6.8	12,217	4.5	7,016	57.4
Other loss, net	(230)	(0.1)	(985)	(0.4)	755	76.6
Income before income taxes	19,003	6.7	11,232	4.2	7,771	69.2
Provision for income taxes	2,695	1.0	5,523	2.0	(2,828)	(51.2)
Net income	$16,308	5.8%	$5,709	2.1%	$10,599	185.7%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$38,099	$33,717	13.0%	$184	12.5%
Europe	18,006	14,640	23.0	236	21.4
North America	37,557	34,161	9.9	(22)	10.0
Latin America and Other	6,588	6,006	9.7	(258)	14.0
	$100,250	$88,524	13.2%	$140	13.1%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$101,814	$102,475	(0.6)%	$(1,770)	1.1%
Europe	54,098	45,312	19.4	(193)	19.8
North America	110,785	105,304	5.2	(137)	5.3
Latin America and Other	16,765	17,429	(3.8)	(672)	—
	$283,462	$270,520	4.8%	$(2,772)	5.8%

Consolidated net sales for the three and nine months ended September 30, 2020, were $100.3 million and $283.5 million, respectively, compared to $88.5 million and $270.5 million for the same period in 2019, which represents increases of 13.2 percent and 4.8 percent, respectively. The increase for the three months ended September 30, 2020, was primarily related to notable product sales growth in all of our operating segments. The increase for the nine months ended September 30, 2020, was primarily related to product sales growth in the Europe and North America markets, offset by declines in the Asia and Latin America and Other markets. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and nine months ended September 30, 2020, increased 13.1 percent and 5.8 percent, respectively, from the same periods in 2019.

Asia

Net sales related to Asia for the three and nine months ended September 30, 2020, were $38.1 million and $101.8 million, respectively, compared to $33.7 million and $102.5 million for the same periods in 2019, or an increase of 13.0 percent and a decrease of 0.6 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2020, increased 12.5 percent and 1.1 percent, respectively, compared to the same periods in 2019.

Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales increased $1.4 million and decreased $5.2 million, or increased 9.0 percent and decreased 9.9 percent, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. In local currency, net sales for the three and nine months ended September 30, 2020, increased 8.7 percent and decreased 6.9 percent, respectively, compared to the same periods in 2019. The increase for the three months ended September 30, 2020, was primarily the result of new product launches and extended promotions. The decrease for the nine months ended September 30, 2020, was primarily the result of government restrictions in the market intended to slow the spread of COVID-19, that limited consultant meetings.

In our Japan market, net sales increased $1.4 million and $1.7 million, or 22.9 percent and 9.7 percent, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. In local currencies, net sales for the three and nine months ended September 30, 2020, increased 21.5 percent and 8.1 percent, respectively, compared to the same periods in 2019. We attribute the growth in net sales primarily to product promotions intended to stimulate activity which had a positive impact on market sales volume.

In our China market, net sales increased $2.2 million and $3.7 million, or 27.8 percent and 17.9 percent, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. In local currencies, net sales for the three and nine months ended September 30, 2020, increased 27.3 percent and 20.0 percent, respectively, compared to the same periods in 2019. Although growth has been impacted by current market conditions, China continues to show growth primarily due to initiatives designed to increase independent service providers’ engagement levels and gain market share.

Europe

Net sales related to Europe for the three and nine months ended September 30, 2020, were $18.0 million and $54.1 million, respectively, compared to $14.6 million and $45.3 million for the same periods in 2019, or increases of 23.0 percent and 19.4 percent. In local currency, net sales for the three and nine months ended September 30, 2020, increased 21.4 percent and 19.8 percent, respectively, compared to the same periods in 2019. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $0.2 million favorable and $0.2 million unfavorable impact on net sales for the three and nine months ended September 30, 2020, respectively. Net sales increased primarily as a result of the relative stabilization of the Russian ruble against the U.S. dollar and product promotions that have improved consultant engagement.

North America

Net sales related to North America for the three and nine months ended September 30, 2020, were $37.6 million and $110.8 million, respectively, compared to $34.2 million and $105.3 million for the same periods in 2019, or increases of 9.9 percent and 5.2 percent. In local currency, net sales for the three and nine months ended September 30, 2020, increased 10.0 percent and 5.3 percent, respectively, compared to the same periods in 2019.

In the United States, net sales increased $3.5 million and $5.3 million, or 11.0 percent and 5.4 percent, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The year-to-date increase in the market is due to several factors including, among others, rebranding and rebuilding efforts of the Nature's Sunshine brand and consultant tools in the U.S. and an increase in demand for nutritional supplements in the U.S. as a result of the continued spread of COVID-19.

Latin America and Other

Net sales related to Latin America and Other markets for the three and nine months ended September 30, 2020, were $6.6 million and $16.8 million, respectively, compared to $6.0 million and $17.4 million for the same periods in 2019, or an increase of 9.7 percent and a decrease of 3.8 percent. In local currency, net sales for the three and nine months ended September 30, 2020, increased 14.0 percent and remained constant, respectively, compared to the same periods in 2019. Currency devaluation had a $0.3 million and $0.7 million unfavorable impact on net sales for the three and nine months ended September 30, 2020, respectively. The increase for the three months ended September 30, 2020, was primarily the result of changes in the independent consultant compensation plan as well as an increase in demand for nutritional supplements as a result of continued spread of COVID-19. The decrease for the nine months ended September 30, 2020, was primarily due to decreases in consultant retention and average purchase size as well as restrictions in the market due to COVID-19, that limited consultant meetings, especially in the first half of 2020.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

 Cost of Sales

Cost of sales as a percent of net sales was 27.1 percent and 26.4 percent for the three and nine months ended September 30, 2020, compared to 25.7 percent and 25.9 percent for the same periods in 2019. The increase in cost of sales percentage is due primarily to unfavorable changes in market mix.

Volume Incentives

Volume incentives expense as a percent of net sales was 34.2 percent and 34.0 percent for the three and nine months ended September 30, 2020, respectively, compared to 33.7 percent and 34.1 percent for the same periods in 2019. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the nine months ended September 30, 2020 is primarily due to changes in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are lower than the consolidated average, and the growth in NSP China.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by $2.1 million and decreased $3.2 million, respectively, to $33.3 million and $92.9 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Selling, general and administrative expenses were 33.2 percent and 32.8 percent of net sales for the three and nine months ended September 30, 2020, respectively, compared to 35.2 percent and 35.5 percent for the same periods in 2019. The increase in selling, general and administrative expenses for the three months ended September 30, 2020, was primarily related to increased selling costs intended to drive growth, including the rollout of a new compensation plan for independent consultants, introduction of virtual events, as well as growth in markets with higher variable costs. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2020, was primarily related to a reduction of headcount in the U.S. and Latin America as a result of restructuring, decrease in travel and event related costs and other cost reductions, net of any incremental costs associated with COVID-19.

Other Income (Loss), Net

Other income (loss), net, for the three and nine months ended September 30, 2020, were gains of $0.7 million and losses of $0.2 million, respectively, compared to losses of $1.2 million and $1.0 million during the same periods in 2019, respectively. Other income (loss), for the three and nine months ended September 30, 2020 primarily consisted of foreign exchange gains and losses as a result of net changes in foreign currencies primarily in Asia, Europe and Latin America.

Income Taxes

For the three months ended September 30, 2020 and 2019, our provision (benefit) for income taxes, as a percentage of income before income taxes was (16.7) percent and 60.9 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2020 and 2019, our provision for income taxes, as a percentage of income before income taxes was 14.2 percent and 49.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2020, was primarily attributed to a decrease in tax liability associated with uncertain tax positions and release of valuation allowance for deferred tax assets expected to be utilized in the current year, partially offset by transfer pricing adjustments and current year foreign losses that presently do not provide future tax benefit.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2019, was primarily attributed to stock option expenses not deductible for tax purposes, foreign losses during those periods that were not expected to provide future tax benefit, partially offset by a decrease in tax liability associated with uncertain tax positions.

The difference between the effective tax rate for the three and nine months ended September 30, 2020 compared to September 30, 2019 is primarily caused by a decrease in tax liability associated with uncertain tax positions, stock option expenses not deductible for tax in the prior period which did not repeat in the current period, and release of valuation allowance for deferred tax assets expected to be utilized in the current year.

Our U.S. federal income tax returns for 2017 through 2019 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2014 through 2019.

As of September 30, 2020 and December 31, 2019, we had had accrued $0.1 million and $1.5 million, respectively, related to unrecognized tax positions.

Product Categories

Our line of over 700 products includes several different product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. We purchase herbs and other raw materials in bulk and, after quality control testing, we formulate, encapsulate, tablet or concentrate them, label and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our products in accordance with our specifications and standards. We have implemented quality control procedures to verify that our contract manufacturers have complied with our specifications and standards.

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2020 and 2019, by business segment.

Distribution and Marketing

We market our products primarily through our network of independent consultants, who market our products to customers through direct selling techniques and sponsor other independent consultants who also market our products to customers. We seek to motivate and provide incentives to our independent consultants by offering high quality products and providing independent consultants with product support, training seminars, sales conventions, travel programs and financial incentives.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Georgia, Ohio and Texas. Many of our international operations maintain warehouse facilities and inventory to supply their independent consultants. However, in foreign markets where we do not maintain warehouse facilities, we have contracted with third-parties to distribute our products and provide support services to our force of independent consultants.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended September 30, 2020 and 2019, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2020, working capital was $79.2 million, compared to $54.8 million as of December 31, 2019. At September 30, 2020, we had $82.3 million in cash, of which $29.1 million was held in the U.S. and $53.2 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating activities	$26,849	$5,512
Investing activities	(3,487)	(4,474)
Financing activities	5,025	(133)

Operating Activities

For the nine months ended September 30, 2020, operating activities provided cash of $26.8 million, compared to $5.5 million in the same period in 2019. Operating cash flows increased primarily due to increased sales and continued efforts to reduce operating costs and increase profitability and working capital.

Investing Activities

For the nine months ended September 30, 2020, investing activities used $3.5 million, compared to $4.5 million for the same period in 2019. Capital expenditures related to the purchase of equipment, computer systems and software for the nine months ended September 30, 2020 and 2019, were $3.5 million and $4.5 million, respectively.

Financing Activities

For the nine months ended September 30, 2020, financing activities provided $5.0 million, compared to using $0.1 million in cash for the same period in 2019. Financing cash flows increased primarily due proceeds from a loan, noted below.

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 11, 2020 the credit agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. We pay interest on any borrowings under the Credit Agreement, which through June 10, 2020, was at LIBOR plus 1.25 percent (3.05 percent as of December 31, 2019), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. Interest under the amended Credit Agreement is at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent (3.00 percent as of September 30, 2020), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified prior outstanding borrowings as non-current on our condensed consolidated balance sheet. At September 30, 2020, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, and merger, consolidation and the transfer of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. As of September 30, 2020, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million, that matures sixty months from the Base Date, which must not be later than April 30, 2021 (the "Capital Credit Agreement"). We pay interest on any borrowings under the Capital Credit Agreement at the Indicative Index plus 2.8 percent (3.5 percent as of September 30, 2020). We are required to settle our borrowings under the Capital Credit Agreement in sixty monthly payments, each equal to 1.8 percent of the loan amount. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. After inception and as of September 30, 2020, there was no outstanding balance under the Capital Credit Agreement.

On April 14, 2020, we obtained a loan (the “Loan”) from Bank of America, B.A. in the amount of $5.4 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP is a loan designed to provide an incentive for qualifying businesses to maintain their employees on the payroll despite significant economic uncertainty. We applied to receive the Loan based on, among other considerations the significant economic uncertainty facing the Company and its supply chain worldwide as a result of COVID-19.

The Loan matures on April 14, 2022 and bears interest at a rate of 1.00 percent per annum, payable monthly commencing on November 15, 2020. We may prepay the Loan at any time prior to maturity with no prepayment penalties. Under the PPP, the principal amount of the Loan and accrued interest are eligible for forgiveness if certain conditions are met. At this time, however, we believe it unlikely we qualify for forgiveness under the guidance provided by the Small Business Administration, who administers the PPP, after we applied for and received the Loan, and we intend to repay the entirety of the principal amount of the Loan, together with accrued interest thereon at the rate set forth above. As of September 30, 2020, there was $5.4 million outstanding under the PPP, $3.3 million of which was classified as current.

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

Incentive Trip Accrual

We accrue for expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded.

Contingencies

We are involved in certain legal proceedings and disputes. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 10, “Commitments and Contingencies”, to the Notes of our Condensed Consolidated Financial Statements, of Item 1, Part 1 of this report.

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

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief

Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None.

Item 1A.            RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. Except as set forth below, there have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing outbreak of coronavirus and the responses thereto around the world could adversely impact our business and operating results.

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2, began aggressively spreading throughout the world, including all the primary markets where we conduct business. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency. Governments around the world have issued, and others in the future may issue, orders for their citizens to shelter-in-place to slow the spread of COVID-19. Such orders, restrictions and recommendations, and the anticipation that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, limitations on the number of people allowed to gather in one location, slowdowns and delays in world-wide supply chains, work-from-home policies, travel restrictions and cancellation of events, among other effects.

The duration and extent of COVID-19's impact on our business are difficult to assess or predict. The widespread pandemic has resulted and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, repatriate funds from foreign markets, which would negatively affect our liquidity. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt or halt our operations and harm our business, financial condition and results of operations. Our manufacturing personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and a widespread outbreak of COVID-19 among our manufacturing or supply-chain employees could disrupt or halt our operations. Further, restrictions on gatherings of individuals may limit the ability of our independent consultants to sell our products. Additionally, the procedures we take to mitigate the effect of COVID-19 on our workforce, including but not limited to, social distancing and additional sanitizing measures, could reduce the efficiency of our operations, increase our operating costs or prove insufficient.

Cybersecurity risks and the failure to maintain the integrity of data could expose us to data loss, litigation and liability, which could adversely affect our results of operations and financial condition.

We collect and retain large volumes of data from employees and independent consultants, including credit card numbers and other personally identifiable information, for business purposes, including transactional and promotional purposes. Our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data are critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by the credit card industry.

Similarly, a failure to adhere to the payment card industry’s data security standards could cause us to incur penalties from payment card associations, termination of our ability to accept credit or debit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business and financial condition.

Maintaining compliance with these evolving regulations and requirements could be difficult and may increase costs. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, consultant or guest data which could adversely affect our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits, which could have a material adverse effect on our results of operations and financial condition. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber-attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases, it could take time to discover them. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. For various reasons or circumstances, our employees may work remotely from time to time. For example, many of our employees have worked remotely in response to the spread of the COVID-19 pandemic. During such times, remote access heightens the risk of a cyber-attack. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force, disruption of our operations and damage to our reputation. These risks are heightened as we work with third-party partners and as our sales force uses social media, as the partners and social media platforms could be vulnerable to the same types of breaches.

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

We may be adversely affected by changes to our independent consultant compensation plans.

We modify components of our compensation plans from time to time to keep them competitive and attractive to existing and potential independent consultants, to address changing market dynamics, to provide incentives to our independent consultants that we believe will help grow our business, to conform to local regulations and to address other business related considerations. In September 2020, we implemented significant changes to our compensation plan for independent consultants in our North America and Latin America operating segments. It is difficult to predict how such changes will be viewed by our independent consultants and whether such changes will achieve their desired results. Such changes could result in unintended or unforeseen negative economic and non-economic consequences to our business, such as higher than anticipated costs or difficulty in attracting and retaining independent consultants, either of which could have a material adverse effect on our results of operations and financial condition.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On April 14, 2020 we received proceeds of $5.4 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 14, 2022 and bears annual interest at a rate of 1.0%. Commencing on the date that is the later of (i) the date that is the 10th month after the end of the Company’s PPP Loan covered period (as described below) and (ii) assuming the Company has applied for PPP Loan forgiveness within the period described in clause (i), the date on which SBA remits the loan forgiveness amount on the Company’s PPP Loan to the PPP lender (or notifies such lender that no loan forgiveness is allowed), we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 21, 2022 any principal amount outstanding on the PPP Loan as of October 14, 2020. In addition, on June 5, 2020, the President of the United States signed the Paycheck Protection Program Flexibility Act (the “PPPFA”) into law. The PPPFA gives borrowers of a PPP loan more flexibility and time to spend the loan proceeds and allows the funds to be used on broader categories of expenses while still qualifying for loan forgiveness. We are evaluating forgiveness requirements pursuant to the PPP and PPPFA but can provide no guarantee that we will meet any of the requirements of forgiveness. A portion of the PPP Loan may be forgiven by the SBA upon our application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act and the PPPFA, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four week period or, if elected by the Company, the eight week period beginning on the date of the loan is advanced. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven may be limited due to declines in headcount, whether voluntary or involuntary, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25% as compared to the period of January 1, 2020 through March 31, 2020. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million.

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

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
31.1(1)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(1)	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (the cover page XBRL tags are embedded within iXBRL (Inline Extensible Business Reporting Language) document)
_________________________________________

(1)    Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	November 9, 2020	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer

Date:	November 9, 2020	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer