Form 10-K
period 2020-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2021-03-10
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2020
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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒.
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020 was approximately $89,354,621 based on the closing price of $9.01 as quoted by Nasdaq Capital Market on June 28, 2019. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 10% or more of the registrant's outstanding common stock are the affiliates of the registrant.
The number of shares of Common Stock, no par value, outstanding on February 26, 2021 is 19,795,732 shares.

EXPLANATORY NOTES
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s year ended December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-K

For the Year Ended December 31, 2020

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
•liabilities and obligations arising from improper activity by the Company’s independent consultants;
•product liability claims;
•our cannabidiol (CBD) product line is subject to varying, rapidly changing laws, regulations, and rules;
•actions on trade relations by the U.S. and foreign governments;
•impact of anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;
•the Company’s ability to attract and retain independent consultants;
•the loss of one or more key independent consultants who have a significant sales network;
•the Company’s joint venture for operations in China with Fosun Industrial Co., Ltd.;
•the effect of fluctuating foreign exchange rates;
•failure of the Company’s independent consultants to comply with advertising laws;
•changes to the Company’s independent consultants compensation plans;
•geopolitical issues and conflicts;
•we may be adversely affected by the ongoing coronavirus pandemic;
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

PART 1

Item 1. Business

The Company

We are a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. We are a Utah corporation formed in 1976 with our principal place of business in Lehi, Utah, and sell our products to a sales force of independent consultants who use the products themselves or resells them to consumers.

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

A summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the years ended December 31, 2020 and 2019, by business segment can be found in Note 14, "Operating Business Segment and International Operation Information," to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the years ended December 31, 2020 and 2019, are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

Trademarks and Trade Names

We have obtained trademark registrations for Nature’s Sunshine®, and related logos for all of our Nature’s Sunshine Products product lines. We have also obtained trademark registrations for Synergy Worldwide® for all of our Synergy WorldWide product lines. We hold trademark registrations in the United States and in many other countries. Our customers’ recognition and association of our brands and trademarks with quality is an important element of our operating strategy.

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

Inventories

In order to provide a high level of product availability to our independent consultants, we maintain considerable inventory of raw materials in the United States and of finished goods in most countries in which we sell our products. Due to different regulatory requirements across the countries in which we sell our products, our finished goods inventories have product labels and sometimes product formulations specific for each country. Our inventories are subject to obsolescence due to finite shelf lives.

Dependence upon Independent Consultants

A significant amount of our revenue in some of our markets is dependent on only a few independent consultants and their extensive sales networks. The loss of one or more of these independent consultants who, together with their extensive sales network generate a significant amount of our revenue, could have a material adverse effect on the results of operations and financial condition on one or more of our business segments.

Backlog

We typically ship orders for our products within 24 hours after receipt of payment. As a result, we have not historically experienced significant backlogs due to our high level of product availability as discussed above.

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do, and sell brands that are, through advertising and promotions, better known to consumers. We compete in the nutritional and personal care industry against companies that sell through retail stores, as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, vitamin outlets, discount stores, and mass market retailers, among others. We compete for product sales and independent consultants with many other direct selling companies, including Herbalife, LifeVantage, Nu Skin and USANA, among others. We believe that the principal components of competition in the direct selling of nutritional and personal care products are consultant expertise and service, product quality and differentiation, price and brand recognition. In addition, we rely on our independent consultants to compete effectively in the direct selling markets, and our ability to attract and retain independent consultants depends on various factors, including the training, quality product offerings and financial incentives for the independent consultants.

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

Compliance with Environmental Laws and Regulations

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon our results of operations or competitive position during the year ended December 31, 2020.

Regulation

General

In both the United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations and guidance, court decisions and similar constraints (collectively “Regulations”). Such Regulations exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including Regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product and earnings claims and advertising, including direct claims and advertising by us, as well as claims and advertising by independent consultants, for which we may be held responsible; (3) our direct selling program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties;

(5) taxation of our independent consultants (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records); and (6) currency exchange and repatriation.

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

In some countries we are, or regulators may assert that we are, responsible for the conduct of our independent consultants, and regulations applicable to the activities of our independent consultants also affect our business. In these countries, regulators may request or require that we take steps to ensure that our independent consultants comply with regulations. The types of regulated conduct include: (1) representations concerning our products; (2) earnings representations made by us and/or our independent consultants; (3) public media advertisements, which in foreign markets may require prior approval by regulators; (4) sales of products in markets in which the products have not been approved, licensed, registered or certified for sale; and (5) classification by government agencies of our independent consultants as our employees.

In some markets, it is possible that improper product claims by our independent consultants could result in our products being reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, we might be required to make labeling changes.

We are unable to predict the nature of any future regulations, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require: (1) reformulation of some products not capable of being reformulated; (2) imposition of additional record keeping requirements; (3) expanded documentation of the properties of some products; (4) expanded or different labeling; (5) additional or different scientific substantiation regarding product ingredients, safety or usefulness; and/or (6) additional consultant compliance surveillance and enforcement action by us. Any or all of these requirements could have a material adverse effect on our results of operations and financial condition.

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

The FTC, which exercises jurisdiction over the advertising of all of our products in the United States, has in the past several years instituted enforcement actions against several dietary supplement and food companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. The FTC closely scrutinizes the use of testimonials, the role of expert endorsers and product clinical studies. The FTC has in recent years investigated and taken enforcement action against direct selling companies for misleading representations relating to the earnings potential of an independent consultant within a company's compensation plan, as well as appropriateness of the compensation plans themselves. For example, in 2015, the FTC initiated an enforcement action against a direct selling company, alleging an illegal business model and improper earnings claims, which the FTC and the direct selling company settled in September 2016, by entering into a stipulated order. In July 2016, the FTC entered into a settlement agreement with another direct selling company, which required the particular direct selling company to restructure its U.S. business operations to settle charges relating to deceptive advertising, misrepresentation and an illegal business model. The settlement of each of these cases required the direct selling company involved to, among other things, pay a significant fine, revise its compensation plan to comply with restrictions on how it can compensate its independent consultants and change its marketing practices to avoid misleading income, earning and other representations. We cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future.

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

In the event that the audits or assessments are concluded adversely to us, we may or may not be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of all foreign tax credits in the future.

Other Regulations

We are also subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, we are substantially restricted in the amount and types of rules and termination criteria that we can impose on our independent consultants without having to pay social security assessments on behalf of the independent consultants and without incurring severance obligations to terminated independent consultants. In some countries, we may be subject to these obligations in any event.

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

Compliance

In order to comply with regulations that apply to both us and our independent consultants, we conduct research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses, registrations and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses, registrations and approvals and bringing our operations into compliance with the applicable limitations. We also research laws applicable to independent consultant operations and revise or alter our independent consultant manuals and other training materials and programs to provide independent consultants with guidelines for operating a business, selling and distributing our products and similar matters, as required by applicable regulations in each market. We are unable to monitor our independent consultants effectively to ensure that they refrain from distributing our products in countries where we have not commenced operations.

In addition, regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when we believe that we and our independent consultants are initially in compliance with all applicable regulations, new regulations regularly are being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products or our direct selling program, so that extensive adverse publicity about our products or our direct selling program may result in increased regulatory scrutiny.

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

To further mitigate any compliance risk, a Compliance Committee of the Board of Directors (the "Compliance Committee") was created in 2014. The purpose of the Compliance Committee is to oversee our efforts with respect to operational compliance. “Operational Compliance” is defined by the Compliance Committee's charter to include: consultant compliance and direct selling best practices; employee compliance, including code of conduct and other mandated trainings; product and product distribution regulatory compliance, including adherence to FTC, FDA and other similar regulatory bodies’ mandates; compliance with data protection regulations; and non-financial, whistleblower reports. For avoidance of doubt, "Operational Compliance" does not include adherence to the U.S. Foreign Corrupt Practices Act (the "FCPA"), which is the responsibility of the Audit Committee.

Employees

We employed 837 individuals as of December 31, 2020. We believe that our relations with our employees are satisfactory.

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

Regulatory and Litigation Risks

Laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets.

Direct selling companies are subject to laws and regulations by various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive practices and to ensure that sales are made to consumers of the products, and that compensation is based primarily upon bone fide sale of products to consumers and not primarily upon the recruitment of other persons as participants in the compensation program. Regulations in some countries in which we operate, including South Korea and China, limit the amount of compensation we can pay to our independent consultants. Failure to comply with these laws and regulations could result in significant penalties, which could have a material adverse effect on our results of operations and financial condition. Violations could result from misconduct by an independent consultant, ambiguity in statutes, changes or new laws and regulations affecting our business and court-related decisions.

The FTC in the United States, and similar government agencies in foreign jurisdictions, periodically investigate and bring enforcement actions against direct selling companies based on alleged pyramid selling activity and/or false and misleading claims made by the direct selling company or its independent consultants. Direct selling companies that have been the subject of an FTC enforcement action have generally been required to make significant changes to their business model and pay significant monetary fines. Being the target of an investigation or enforcement action by the FTC in the United States, or a similar government agency in a foreign jurisdiction, could have a material adverse effect on our results of operations and financial condition.

In recent years, FTC settlements with direct selling companies have required those companies to make material changes to their business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a consultant for personal consumption within allowable limits. In 2020, we launched our new sales compensation plan for independent consultants in North America and Latin America. If the requirements in FTC settlements or judicial cases lead to new industry standards or rules, our business could be impacted, and we may need to amend our global sales compensation plan. If we are required to make changes, or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

Our products, business practices and manufacturing activities are subject to extensive government regulations and could be subject to additional laws and regulations.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of our major product groups are subject to regulation by numerous domestic and foreign governmental agencies and authorities. In the U.S., these governmental agencies and authorities include the FDA, the FTC, the CPSC, the EPA, the USDA and state regulatory agencies. Generally, each international market in which we operate has regulatory agencies similar to the regulatory agencies in the U.S. In addition, each State in the United States has an attorney general who is responsible for enforcing the laws of that State. Some states’ attorneys general have, from time to time, demonstrated a focus on the manufacture and sale of various dietary supplements. As a result of such focus, a state’s attorney general could seek to take actions against us or other industry participants or amend applicable regulations in their State, which could have a material adverse effect on our results of operations and financial condition by causing us to incur additional costs to comply or cease selling one or more of our products. As the primary manufacturer of our own products, we are subject to FDA regulations on Good Manufacturing Practices ("GMP"), which require us to maintain good manufacturing processes, including ingredient identification, manufacturing controls and record keeping.

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

The FTC and states' attorneys general have in the past instituted enforcement actions against cosmetic, dietary supplement, and food companies and manufacturers for false and misleading advertising of some of their products. The FTC has sent warning letters to companies for deceptive or scientifically unsupported claims that certain products could treat or cure COVID-19. The FDA also issued warning letters to companies for claiming their products prevented, treated, mitigated, diagnosed or cured COVID-19. The FTC and states' attorneys general from time to time have initiated investigations and enforcement actions against direct selling companies alleging that the companies operated a pyramid scheme. Although the FTC and states' attorneys general exercise a substantial degree of subjectivity in determining whether a company is operating a pyramid scheme, the FTC and states' attorneys general consider whether the compensation received by our independent consultants is based primarily on recruitment of other persons as participants in the compensation program and not on bona fide sales of products to consumers. The FTC and states' attorneys general have also initiated investigations and enforcement actions as a result of misleading representations relating to the earnings potential of independent consultants within a company’s compensation plan. Additionally, in recent years, private watchdog groups have increased their attention on companies in the dietary supplement and direct selling industries with allegations of false or misleading product and earnings claims. Such private watchdog groups actively monitor dietary supplement and direct selling companies and their independent consultants with the goal of encouraging the FTC and/or states' attorneys general to take enforcement action against practices they believe are misleading or illegal. We cannot be sure that the FTC or states' attorneys general, or comparable foreign agencies, will not question our advertising claims, or advertising claims made by our independent consultants, in the future. Additionally, plaintiffs’ lawyers have filed class action lawsuits against some of our competitors, which are often expensive to defend against. An enforcement action brought by a government agency, like the FTC in the United States, or a class action lawsuit, could adversely affect our reputation and potentially result in significant penalties and costs, either of which could have a material adverse effect on our results of operations and financial condition.

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

Government regulations in China are particularly demanding and the Chinese regulatory authorities exercise broad discretion in interpreting and apply regulations. As a result, the model we created specifically for China may not continue to be deemed compliant by national or local Chinese regulatory authorities if applicable regulations, or their interpretations, evolve in a manner that is averse to us and our business model in China. In December 2018, the Chinese government took significant action against a Chinese direct selling company that it alleged was engaged in illegal activity, including false and misleading product and income related claims and other illegal pyramid activities. In January 2019, the Chinese government announced that it was initiating a period of heightened monitoring and enforcement of the dietary supplement and direct selling industries. During such period, additional dietary supplement and direct selling companies have been the subject of investigation and enforcement actions by the Chinese government. There can be no guarantee that the Chinese government’s on-going period of heightened monitoring and enforcement will not have a material adverse impact on our result of operations and financial condition or that current or future interpretation and application of the existing and new regulations will not adversely impact our business in China, result in regulatory investigations or lead to fines or penalties, any of which could have a material adverse effect on our results of operations and financial condition.

Difficulties in registering our products for sale in Mainland China could have a material adverse effect on our results of operations and financial condition.

Our registration of our products for sale in China is extremely time intensive. The requirements for obtaining product registrations and/or licenses involve extended periods of time that may delay us from offering products for sale or prevent us from launching new product initiatives in China on the same timelines as other markets around the world. For example, products marketed in China as “health foods” or for which certain claims are used are subject to “blue cap” or “blue hat” registrations, which involve extensive laboratory and clinical analysis by governmental authorities. This registration process can take anywhere from 18 months to 3 years but may be substantially longer. We currently market both “health foods” and “general foods” in China. There is risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in China and have a material adverse effect on our results of operations and financial condition.

If our independent consultants fail to comply with advertising laws, it could adversely affect our results of operations and financial condition.

The advertisement of our products is subject to extensive regulations in most of the markets in which we do business, including the United States. Our independent consultants may fail to comply with such regulations governing the advertising of our products or business opportunity. In the U.S., our products are sold principally as dietary supplements and cosmetics and are subject to rigorous FDA regulations limiting the types of therapeutic claims that can be made relating to the products. The treatment or cure of disease, for example, is not a permitted claim for our products. In the U.S., the FTC and states' attorneys general are primarily responsible for providing consumer protection by, among other things, investigating and initiating enforcement actions against business practices it deems deceptive or fraudulent. In recent years, private watchdog groups have increased their scrutiny of companies in the dietary supplement and direct selling industries with allegations of false or misleading product and earnings claims. Such private watchdog groups actively monitor companies and their independent consultants with the goal of encouraging the FTC or one or more states' attorneys general to take enforcement action against practices they believe are misleading or illegal. We cannot ensure that all marketing materials used by our independent consultants comply with applicable regulations, including bans on false and misleading product and earnings potential related claims. If our independent consultants fail to comply with these restrictions, then we could both be subjected to claims of false advertising, misrepresentation, significant financial penalties, costly mandatory product recalls and relabeling requirements, any of which could have a material adverse effect on our results of operations and financial condition.

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

We launched a new CBD-infused product line. The CBD industry is evolving and subject to varying, and rapidly changing, laws, regulations and administrative practices. For example, the Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) formally defined “hemp” as the Cannabis sativa plant and its derivatives, extracts and cannabinoids with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3%, and removed hemp from the federal definition of marijuana, making it no longer a Schedule I illegal drug under the Controlled Substances Act. The 2018 Farm Bill thus opened a pathway for the production and marketing of hemp and hemp derivatives, subject to compliance with certain federal requirements and state and local law. Our CBD Products are derived from hemp as defined in the 2018 Farm Bill. The FDA, however, has taken the position that CBD is currently not lawful in food and dietary supplements because of the FDA’s prior approval of CBD as an active pharmaceutical ingredient in an approved new drug, though the agency has stated it will prioritize enforcement against CBD marketers making claims that their products can treat, prevent, or mitigate disease. At the direction of Congress, FDA is currently engaged in a process of evaluating a regulatory approach for the lawful marketing of CBD-

containing foods and dietary supplements. Continued development of CBD-related industries is dependent upon continued legalization of CBD-related products at the federal and state levels, and a number of factors could slow or halt progress in this area. Additionally, changes in applicable federal, state and local laws or regulations could restrict the products and services we offer or impose additional compliance costs on us or our customers.

In addition, the manufacture, labeling, and distribution of our CBD products are regulated by various federal, state and local agencies. These governmental authorities or litigators, such as class action lawyers or attorneys general, may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or our ability to sell products in the future. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in material adverse effects on our operations and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will have a material adverse effect on our business, including our ability to develop, sell, and expand our CBD-infused product line. Further, in the event of either repeal of federal, state or local laws and regulations, or of amendments thereto that are averse to our intended products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such products.

Risks related to actions on trade by the U.S. and foreign governments could adversely affect our results of operations and financial condition.

Recently, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the institution or future institution of tariffs against foreign imports of certain materials. U.S. and foreign leaders have also indicated an intent to renegotiate, modify or terminate international trade agreements or policies with foreign countries. It remains unclear what U.S. or foreign governments will or will not do with respect to tariffs, international trade agreements and policies. A trade war or other governmental action related to tariffs, international trade agreements or policies has the potential to adversely impact our business and/or the U.S. and global economy or certain sectors thereof and, thus, could have a material adverse effect on our results of operations and financial condition. Some tariffs, changes to international trade agreements and policy changes have been announced and are subject to a number of uncertainties as they are implemented, including future adjustments and changes in the countries excluded from such tariffs. While ultimate reaction of other countries, including individuals in each of these countries, and the impact of these tariffs or other actions on the United States, China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time, the impact could be materially adverse.

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

Risks Related to Our Business

We may be unable to attract and retain independent consultants.

As a direct selling company, our revenue depends primarily on the number and productivity of our independent consultants. We, like most direct selling companies, experience high levels of turnover among our independent consultants from year to year, who may terminate their service at any time. Generally, we need to increase the productivity of our independent consultants and/or retain existing independent consultants and attract additional independent consultants to maintain and/or increase future sales.

Many factors may affect our ability to attract and retain independent consultants, including:

•publicity regarding us, our products, our distribution channels or our competitors;
•on-going motivation of our independent consultants;
•the public’s perceptions about the value and efficacy of our products;
•the public’s perceptions and acceptance of direct selling;
•general and economic business conditions;
•government regulations;
•our compensation arrangements, including any changes thereto, training and support for our independent consultants; and
•competition in attracting and retaining independent consultants.

Our results of operations and financial condition could be materially adversely affected if our independent consultants are unable to maintain their current levels of productivity and/or if we are unable to retain existing independent consultants and attract additional independent consultants in sufficient numbers to sustain future growth or to maintain present sales levels.

The loss of key independent consultants who have a significant sales networks could have a material adverse effect on our results of operations and financial condition.

A significant amount of our net sales, in some of our markets, is dependent on a few independent consultants and their extensive sales networks. The loss or inactivity of one of these independent consultants who, together with their extensive sales network, generate a significant amount of our net sales could have a material adverse effect on our results of operations and financial condition.

Our expansion in China is subject to risks associated with operating a joint venture.

On August 25, 2014, we completed a transaction with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), which created a joint venture owned 80 percent by us and 20 percent by a wholly owned subsidiary of Fosun Pharma. Effective operation of the joint venture depends on good relations between us and Fosun Pharma, active synergies between the two companies and positive legal and regulatory recognition of the joint venture. Any disruption in relations, inability to work efficiently or disadvantageous treatment of the joint venture by the Chinese or other authorities could have a material adverse effect on our results of operations and financial condition.

Currency exchange rate fluctuations could adversely affect our results of operation and financial condition.

In 2020, we recognized approximately 65.0 percent of our net sales in markets outside the United States, the majority of which were recognized in each market’s respective local currency. We purchase inventory from companies in foreign markets and in the United States, primarily in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because a majority of our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have in the past been, and are likely to continue to be, significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

We could incur obligations resulting from the activities of our independent consultants.

We sell our products worldwide to a sales force of independent consultants who use the products themselves or resell them to customers. Independent consultants are not employees and operate their own business separate and apart from us. We may not be able to control aspects of their activities that may impact our business. If local laws and regulations, or the interpretation of locals laws and regulations, change and require us to treat our independent consultants as employees, or if our independent consultants are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including employment related taxes and penalties, which could have a material adverse effect on our results of operations and financial condition. Our independent consultants also operate in jurisdictions where local legislation and governmental agencies require us to collect and remit taxes such as sales tax or value-added taxes. In addition, there is the possibility that some jurisdictions could seek to hold us responsible for false product or earnings potential related claims due to the actions of an independent consultant. If we were found to be responsible for any of these issues related to our independent consultants, it could have a material adverse effect on our results of operations and financial condition.

We may be adversely affected by changes to our independent consultant compensation plans.

We modify components of our compensation plans from time to time to keep them competitive and attractive to existing and potential independent consultants, to address changing market dynamics, to provide incentives to our independent consultants that we believe will help grow our business, to conform to local regulations and to address other business-related considerations. In September 2020, we implemented significant changes to our compensation plan for independent consultants in our North America and Latin America operating segments. Such changes could result in unintended or unforeseen negative economic and non-economic consequences to our business, such as higher than anticipated costs or difficulty in attracting and retaining independent consultants, either of which could have a material adverse effect on our results of operations and financial condition.

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

The ongoing coronavirus pandemic and the responses thereto around the world could adversely impact our business and operating results.

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2, began aggressively spreading throughout the world, including all the primary markets where we conduct business. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency. Governments around the world have issued, and others in the future may issue, orders restricting travel, or for their citizens to shelter-in-place to slow the spread of COVID-19. Such orders, restrictions and recommendations, and the anticipation that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, limitations on the number of people allowed to gather in one location, slowdowns and delays in world-wide supply chains, work-from-home policies, travel restrictions and cancellation of events, among other effects.

The duration and extent of COVID-19's impact on our business are difficult to assess or predict. The widespread pandemic has resulted and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, repatriate funds from foreign markets, which would negatively affect our liquidity. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt or halt our operations and materially harm our business, financial condition and results of operations. Our manufacturing personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and a widespread outbreak of COVID-19 among our manufacturing or supply-chain employees could disrupt or halt our operations. Further, restrictions on gatherings of individuals may limit the ability of our independent consultants to sell our products. Additionally, the procedures we take to mitigate the effect of COVID-19 on our workforce, including but not limited to, social distancing and additional sanitizing measures, could reduce the efficiency of our operations, increase our operating costs or prove insufficient to protect our employees.

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

We are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between our U.S. parent company and our foreign subsidiaries. These pricing laws are designed to ensure that appropriate levels of income and expense are reported by our U.S. and foreign entities, and that they are taxed appropriately. Regulators in the United States and in foreign markets closely monitor our corporate structures, intercompany transactions, and how we effectuate intercompany fund transfers. Our effective tax rate could increase, and our results of operations and financial condition could be materially adversely affected if regulators challenge our corporate structures, transfer pricing methodologies or intercompany transfers. We are eligible to receive foreign tax credits in the United States for certain foreign taxes actually paid abroad. In the event any audits or assessments are concluded adversely to us, we may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we may not be able to take advantage of any foreign tax credits in the future. In addition, changes in the amount of our total and foreign source taxable income may also limit our ability to take advantage of foreign tax credits in the future. The various customs, exchange control and transfer pricing laws are continually changing, and are subject to the interpretation of governmental agencies.

We collect and remit value-added taxes and sales taxes in jurisdictions and states in which we have determined that nexus exists. Other states may claim, from time to time, that we have state-related activities constituting a sufficient nexus to require us to collect and remit value-added taxes and sales taxes in their state.

Despite our efforts to be aware of and to comply with such laws and changes to the interpretations thereof, we may not be able to continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to these interpretational changes, and such changes could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Use of Technology and Intellectual Property

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

While several proposals and discussions are before the United States federal government, a number of states have enacted laws or are considering the enactment of laws governing the release of credit card or other personal information received from consumers. For example, the California Consumer Privacy Act (“CCPA”), which went into effect January 1, 2020, among other things, requires covered companies to provide new disclosures to California consumers, affords such consumers new abilities to opt-out of certain sales of personal information, and subjects companies to increased financial penalties and damages in the event of a data breach or other violation. Additionally, the EU General Data Protection Regulation (“GDPR”), which went into effect on May 25, 2018, establishes requirements applicable to the processing of personal data, affords data protection rights to individuals, and imposes penalties for serious data breaches, including fines of up to 4% of our annual revenue, or €20 million, whichever is greater. Individuals also have a right to compensation under both CCPA and GDPR for financial or non-financial losses. GDPR and CCPA have imposed additional responsibility and liability in relation to our processing of personal data in the EU and our collection, use and sharing of personal information of California residents. GDPR and CCPA have also required us to change our various policies and procedures in the EU and the U.S., and if we are not compliant, could have a material adverse effect on our results of operations and financial condition. Another example is China’s new cybersecurity law. Foreign governments also may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

We cannot assure you that the privacy policies and other statements regarding our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. Whether and how existing domestic and international privacy and consumer protection laws and regulations apply is still uncertain and may take years to resolve. If privacy laws and regulations are drafted or interpreted broadly, they could be deemed to apply to the technology we use and could restrict our information collection methods or decrease the utility of information we would be permitted to store, process or use. The costs of compliance with these and other laws or regulatory actions may prevent us from selling our products, or increase the costs of doing so, and may affect our ability to invest in or develop products. In addition, a determination by a court or government agency that any of our practices, or those of our independent consultants, do not meet these standards could result in liability or adverse publicity, which could have a material adverse effect on our results of operations and financial condition.

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

Most of our products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products generally make obtaining patent protection for our products impractical. We have other intellectual property that we consider valuable, including trademarks for the Nature's Sunshine Products and Synergy names and logos. Our efforts to protect our intellectual property may be unsuccessful and third-parties may assert claims against us for infringement of intellectual property rights, which could result in us being required to obtain costly licenses for such rights, to pay royalties or to terminate our manufacturing of infringing products, all of which could have a material adverse effect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate and Synergy offices are located in a facility in Lehi, Utah, that consists of approximately 61,000 square feet. This facility is leased from an unaffiliated third-party through a lease agreement which expires in 2029.

We own our principal warehousing and manufacturing facilities housed in a building consisting of approximately 270,000 square feet and located on approximately 10 acres in Spanish Fork, Utah.

We lease properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and/or distribution warehouses in many of the countries in which we conduct business. For additional disclosure of leased properties, see Note 18, "Leases," to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

We believe that our current facilities are adequate for our business operations.

Item 3. Legal Proceedings

We are party to various legal proceedings and disputes. Management cannot predict the ultimate outcome of these matters, individually or in the aggregate, or their resulting effect on our business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our business, financial position, results of operations, or cash flows for the period in which the ruling occurs and/or future periods. We maintain product liability, general liability and excess liability insurance coverage. However, insurance may not continue to be available at an acceptable cost to us, such coverage may not be sufficient to cover one or more large claims, or the insurers may successfully disclaim coverage as to a pending or future claim. During the fourth quarter of 2019, we made payments of $2.0 million related to settlement of litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock is traded on the NASDAQ Global Market (symbol “NATR”).

The approximate number of our shareholders, of record as of February 26, 2021, was 1,341. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None.

Dividends

The declaration of dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2015, along with the composite prices of companies listed on the NASDAQ Stock Market and a selection of our peer group. Standard & Poor’s Investment Services provided this information. The comparisons in the graph are required by regulations of the SEC, and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies that comprise this peer group include Herbalife International, Ltd., LifeVantage Corporation, NuSkin Enterprises, Inc. and USANA Health Sciences, Inc. We consider these companies to be representative of our peer group as they have similar product lines and distribution techniques.

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

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Nature’s Sunshine Products, Inc.	$100.00	$153.75	$119.57	$84.37	$92.45	$154.77
NASDAQ Index	100.00	108.87	141.13	137.12	187.44	271.64
Peer Group	100.00	100.74	138.99	202.17	153.62	165.26

 Item 6. Selected Financial Data

The selected financial data presented below is summarized from our results of consolidated operations for each of the years in the five-year period ended December 31, 2020, as well as selected consolidated balance sheet data as of December 31, 2020, 2019, 2018, 2017, and 2016.

(Dollar and Share Amounts in Thousands, Except for Per Share Information and Other Information)

Consolidated Statement of Operations Data

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net sales	$385,205	$362,215	$364,810	$342,029	$341,159
Cost of sales	(101,276)	(93,940)	(95,691)	(91,037)	(90,937)
Gross profit	283,929	268,275	269,119	250,992	250,222

Operating expenses:
Volume incentives	131,150	123,410	125,337	119,970	119,910
Selling, general and administrative	131,297	128,740	138,431	129,635	120,273
Operating income	21,482	16,125	5,351	1,387	10,039
Other income (expense), net	1,339	(483)	(2,151)	1,835	(773)
Income before income taxes	22,821	15,642	3,200	3,222	9,266
Provision (benefit) for income taxes	(137)	8,713	4,402	17,039	8,591
Net income (loss)	22,958	6,929	(1,202)	(13,817)	675
Income (loss) attributable to noncontrolling interests	1,621	164	(348)	(875)	(1,464)
Net income (loss) attributable to common shareholders	$21,337	$6,765	$(854)	$(12,942)	$2,139

Consolidated Balance Sheet Data

	December 31,
	2020	2019	2018	2017	2016
Cash and cash equivalents	$92,069	$53,629	$50,638	$42,910	$32,284
Working capital	84,411	54,758	40,138	48,852	31,466
Inventories	47,683	46,666	42,048	44,047	47,597
Property, plant and equipment, net	54,355	59,512	64,061	69,106	73,272
Total assets	249,498	213,068	193,016	195,195	205,570
Long-term liabilities	22,610	25,685	5,761	21,806	10,137
Total shareholders’ equity	157,234	129,436	120,568	119,732	132,398

Summary Cash Flow Information

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating activities	$37,659	$8,545	$21,833	$10,524	$3,417
Investing activities	(4,905)	(5,102)	211	(3,204)	(11,532)
Financing activities	3,878	(63)	(12,192)	1,573	(286)

Common Share Summary

	Year Ended December 31,
	2020	2019	2018	2017	2016
Cash dividends per share	$—	$—	$—	$0.10	$0.40
Basic and diluted earnings per share:
Basic weighted-average number of shares	19,537	19,314	19,123	18,882	18,731
Diluted weighted-average number of shares	19,968	19,663	19,123	18,882	19,056
Basic earnings (loss) per share attributable to common shareholders:	$1.09	$0.35	$(0.04)	$(0.69)	$0.11
Diluted earnings (loss) per share attributable to common shareholders:	$1.07	$0.34	$(0.04)	$(0.69)	$0.11

Other Information

	December 31,
	2020	2019	2018	2017	2016
Square footage of property in use	673,717	637,034	725,616	690,716	689,945
Number of employees	837	834	905	911	972

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition, results of operations, liquidity and capital resources for the periods described. This discussion should be read in conjunction with our consolidated financial statements and the related notes in Item 8, Part 2 of this report. This discussion contains forward-looking statements. Please see “Cautionary Note Regarding Forward-Looking Statements” for the risks, uncertainties and assumptions associated with these forward-looking statements.

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

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2 "COVID-19", began aggressively spreading throughout the world, including all the primary markets where we conduct business. As COVID-19 has spread throughout the world, it has impacted our markets differently. Throughout our markets, governments issued orders to shelter in place and other restrictions that have limited the ability of our independent consultants to meet with consumers, which put downward pressure on our sales in many of our markets and added substantial uncertainties to our global supply chain. However, despite such restrictions, we experienced an increase in sales during the fourth quarter due primarily to increased demand for nutritional supplements. Although we are taking appropriate actions to mitigate the effects COVID-19 may have on our business, such actions may ultimately be insufficient to avoid substantial impact on the consolidated financial statement or material health of the Company. At this time, the duration of any business disruption and related financial impact cannot be reasonably estimated.

In 2020, we experienced an increase in our consolidated net sales of 6.3 percent (or 6.6 percent in local currencies) compared to 2019. Asia net sales increased approximately 0.1 percent (or 0.1 percent in local currencies) compared to 2019. Europe net sales increased approximately 24.3 percent (or 24.0 percent in local currencies) compared to 2019. North America net sales increased approximately 5.3 percent (or 5.4 percent in local currencies) compared to 2019. Latin America and Other net sales increased approximately 1.4 percent (or 5.1 percent in local currencies) compared to 2019.

In absolute terms, selling, general and administrative expenses increased $2.6 million during 2020, and as a percentage of net sales were 34.1 percent and 35.5 percent for 2020 and 2019, respectively.

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

A summary of our significant accounting policies is provided in Note 1, "Nature of Operations and Significant Accounting Policies," to our Consolidated Financial Statements, in Item 8, Part 2 of this report. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Revenue Recognition

Our revenue recognition practices are discussed in Note 2, "Revenue Recognition," to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

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

Incentive Trip Accrual

We accrue expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as the trips are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities in amounts greater or less than the amounts recorded. We accrued incentive trip costs of approximately $6.4 million and $5.5 million at December 31, 2020 and 2019, respectively, which are included in accrued liabilities in the consolidated balance sheets. Due to restrictions associated with COVID-19, we were unable to hold traditional incentive trips during the year ended December 31, 2020.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated, we recognize a liability within a best estimate range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the liability related to the contingency and revise the estimate. Revisions in estimates of the liabilities could materially affect our results of operations in the period of adjustment. Contingencies are discussed in further detail in Note 13, “Commitments and Contingencies,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect our best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2020 and 2019, we had recorded valuation allowances of $15.3 million and $21.4 million, respectively, as offsets to deferred tax assets.

At December 31, 2020, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $6.0 million. The net operating losses will expire at various dates from 2020 through 2029, with the exception of those in some foreign jurisdictions where there is no expiration. As of December 31, 2020, we had approximately $14.5 million of foreign tax and withholding credits. Of the $14.5 million credits, $14.1 million are foreign tax credits, most of which expire in 2024 and the majority of which are offset by valuation allowances.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

PRESENTATION

Net sales represents gross sales including shipping and handling offset by volume rebates given to independent consultants. Volume rebates as a percentage of retail sales may vary by country, depending upon regulatory restrictions that limit or otherwise restrict rebates. We also offer reduced volume rebates with respect to certain products and promotions worldwide.

Our gross profit consists of net sales less cost of sales, which represents our manufacturing costs, the price we pay to raw material suppliers and manufacturers of our products, and duties and tariffs, as well as shipping and handling costs related to product shipments and distribution to our independent consultants.

Volume incentives are a significant part of our direct sales marketing program, and represent commission payments made to our independent consultants. These payments are designed to provide incentives for reaching higher sales levels through their own sales and the sales of independent consultants in their sales organization. Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in various operations.

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, consultant marketing, occupancy costs, communication costs, bank fees, independent service fees paid to independent service providers in China, depreciation and amortization, and other miscellaneous operating expenses.

Most of our sales to independent consultants outside the United States are made in the respective local currencies. In preparing our consolidated financial statements, sales are translated into U.S. dollars using average exchange rates.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated net income (loss) from continuing operations results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	(26.3)	(25.9)
Gross profit	73.7	74.1

Operating expenses:
Volume incentives	34.0	34.1
Selling, general and administrative	34.1	35.5

Operating income	5.6	4.5

Other income (expense):
Interest and other income, net	—	0.1
Foreign exchange gains (losses), net	0.3	(0.2)
	0.3	(0.1)

Income before provision for income taxes	5.9	4.4
Provision for income taxes	—	2.4

Net income	5.9%	2.0%

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

Year Ended December 31, 2020, as Compared to the Year Ended December 31, 2019

Net Sales

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations, for the years ended December 31, 2020 and 2019 (dollar amounts in thousands).

	Net Sales by Operating Segment
	2020	2019	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$138,717	$138,536	0.1%	$19	0.1%
Europe	77,688	62,523	24.3%	156	24.0%
North America	145,481	138,163	5.3%	(105)	5.4%
Latin America and Other	23,319	22,993	1.4%	(839)	5.1%
	$385,205	$362,215	6.3%	$(769)	6.6%

Consolidated net sales for the year ended December 31, 2020, were $385.2 million compared to $362.2 million in 2019, or an increase of approximately 6.3 percent. The increase was related to product sales growth in all of our operating business segments. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, consolidated net sales for the year ended December 31, 2020 would have increased by 6.6 percent from 2019.

Asia

Net sales related to Asia for the year ended December 31, 2020, were $138.7 million compared to $138.5 million for 2019, an increase of 0.1 percent. The increase for the Asia business is further discussed in the Japan and China commentary below. Those increases were partially offset by the decrease discussed in the South Korea commentary below. Although not consistent across every market, the increase in the Asia business is partially attributed to an increase in demand for nutritional supplements as a result of the continued spread of COVID-19 during 2020. In local currency, net sales increased by 0.1 percent compared to 2019. Fluctuations in foreign exchange rates had a $19,000 favorable impact on net sales for the year ended December 31, 2020.

Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased approximately $8.5 million, or 12.1 percent, for the year ended December 31, 2020, compared to 2019. Fluctuations in foreign exchange rates had a $0.8 million unfavorable impact on net sales for the year ended December 31, 2020. In local currency, net sales decreased 11.0 percent compared to 2019. The decrease in local currency net sales was primarily the result of government restrictions in the market intended to slow the spread of COVID-19 that limited independent consultant meetings.

In our Japan market, net sales increased approximately $3.7 million, or 15.8 percent, for the year ended December 31, 2020, compared to 2019. Fluctuations in foreign exchange rates had a $0.6 million favorable impact on net sales for the year ended December 31, 2020. In local currency, net sales increased 13.4 percent for the year ended December 31, 2020, compared to 2019. We attribute the growth in net sales primarily to the introduction of new products and the implementation of programs intended to stimulate activity which had a positive impact on market sales volume in the year ended December 31, 2020.

In our China market, net sales increased approximately $6.2 million, or 21.7 percent, for the year ended December 31, 2020, compared to 2019. Fluctuations in foreign exchange rates had a $0.1 million favorable impact on net sales for the year ended December 31, 2020. In local currency, net sales increased 21.2 percent for the year ended December 31, 2020, compared to 2019. Although growth has been impacted by current market conditions, including those driven by the effects of COVID-19, China has shown growth primarily due to initiatives designed to increase independent service providers’ engagement levels and gain market share in the year ended December 31, 2020.

Europe

Net sales related to Europe were $77.7 million for the year ended December 31, 2020, compared to $62.5 million for 2019, an increase of 24.3 percent. The functional currency for many of these markets is the US Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $0.2 million favorable impact on net sales for the year ended December 31, 2020. Net sales increased primarily as a result of the relative stabilization of Russian ruble against the U.S. dollar, product promotions that have improved independent consultant engagement and an increase in demand for nutritional supplements as a result of the continued spread of COVID-19 during 2020.

North America

Net sales related to North America for the year ended December 31, 2020, were $145.5 million, compared to $138.2 million for 2019, an increase of 5.3 percent. Fluctuations in foreign exchange rates had a $0.1 million unfavorable impact on net sales for the year ended December 31, 2020. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in North America increased by 5.4 percent from 2019.

In the United States, net sales increased $7.0 million, or 5.4 percent, for the year ended December 31, 2020, compared to 2019. The increase in the market is due to several factors including, among others, launch of our new website and introduction of our new compensations plan for independent consultants, rebranding and rebuilding efforts of the Nature's Sunshine brand and independent consultant tools in the U.S. and an increase in demand for nutritional supplements as a result of the continued spread of COVID-19 during 2020.

Latin America and Other

Net sales related to Latin America and Other markets for the year ended December 31, 2020, were $23.3 million, compared to $23.0 million for 2019, an increase of 1.4 percent. Fluctuations in foreign exchange rates had a $0.8 million unfavorable impact on net sales for the year ended December 31, 2020. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Latin America and Other increased by 5.1 percent from 2019. The increase was primarily the result of changes in the independent consultant compensation plan as well as an increase in demand for nutritional supplements as a result of continued spread of COVID-19 during 2020.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 14, "Operating Business Segment and International Operation Information," to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Cost of Sales

Cost of sales as a percent of net sales increased to 26.3 percent in 2020, compared to 25.9 percent in 2019. The increase in cost of sales percentage is driven by unfavorable changes in market mix, an increase in free shipping promotions and an increase in inventory obsolescence reserves.

Volume Incentives

Volume incentives as a percent of net sales decreased to 34.0 percent in 2020, compared to 34.1 percent in 2019. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the year ended December 31, 2020 is primarily due to changes in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are lower than the consolidated average, and the growth in NSP China.

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

Selling, general and administrative expenses increased by $2.6 million to $131.3 million for the year ended December 31, 2020. Selling, general and administrative expenses were 34.1 percent and 35.5 percent of net sales for the years ended December 31, 2020 and 2019, respectively. The increase in selling, general and administrative expenses, was primarily related to increased selling costs related to growth in Europe and China intended to drive growth, including the rollout of a new compensation plan for independent consultants, increased stock compensation and bonuses, and introduction of virtual events.

Other Income (Loss), Net

Other income (loss), net, for the years ended December 31, 2020 and 2019, were gains of $1.3 million and losses of $0.5 million, respectively. Other income, for the year ended December 31, 2020 primarily consisted of foreign exchange gains as a result of net changes in foreign currencies.

Income Taxes

For 2020, we had a benefit of 0.6 percent for 2020, compared to an effective income tax rate of 55.7 percent for 2019. The decrease in the effective rate from 2019 to 2020 is primarily attributable to the release of valuation allowances for credits and net operating losses which we expect to be able to utilize, cancellations of stock options in the prior year which did not repeat in the current year, and a reduced impact from GILTI. The effective rate for 2020 differed from the federal statutory rate of 21.0 percent primarily due to the following:

•Reduction of liabilities for unrecognized tax benefits related to the lapse of applicable statute of limitations decreased the tax rate by 6.1 percent in 2020.

•Cumulative unfavorable adjustments related to foreign operations increased the tax rate by 3.1 percent in 2020. These adjustments relate to foreign items that are treated differently for tax purposes than they are for financial reporting purposes.

•Adjustments to valuation allowances decreased the effective rate by 25.0 percent in 2020. Included was the effect of releasing the valuation allowance on foreign tax credits and net operating losses which are expected to be utilized before expiration, offset in part by the impact of current year foreign losses in foreign affiliates that currently do not provide tax benefit.

•Adjustments relating to the U.S. tax impact of foreign operations increased the effective tax rate by 6.7 percentage points in 2020. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2020
Foreign tax credits	(4.0)%
Foreign tax rate differentials	3.1
Foreign withholding taxes	2.8
Transfer pricing adjustment	4.3
Impact of GILTI	0.6
Impact of FDII	(0.1)
Total	6.7%

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

Year Ended December 31, 2019, as Compared to the Year Ended December 31, 2018

For a discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filled with the SEC on March 11, 2020.

SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables present our unaudited summary of quarterly operations during 2020 and 2019 for each of three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net sales	$95,926	$87,286	$100,250	$101,743
Cost of sales	(24,681)	(23,017)	(27,175)	(26,403)
Gross profit	71,245	64,269	73,075	75,340

Volume incentives	33,018	29,165	34,310	34,657
Selling, general and administrative	31,065	28,504	33,294	38,434
Operating income	7,162	6,600	5,471	2,249
Other income (expense)	(2,410)	1,509	671	1,569
Income before income taxes	4,752	8,109	6,142	3,818
Provision (benefit) for income taxes	1,746	1,976	(1,027)	(2,832)
Net income	3,006	6,133	7,169	6,650
Net income attributable to noncontrolling interests	44	379	414	784
Net income attributable to common shareholders	$2,962	$5,754	$6,755	$5,866

Basic and diluted net income per common share:
Basic earnings per share attributable to common shareholders:	$0.15	$0.30	$0.35	$0.30

Diluted earnings per share attributable to common shareholders:	$0.15	$0.29	$0.34	$0.29

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net sales	$91,272	$90,724	$88,524	$91,695
Cost of sales	(23,429)	(23,865)	(22,784)	(23,862)
Gross profit	67,843	66,859	65,740	67,833

Volume incentives	31,013	31,302	29,862	31,233
Selling, general and administrative	33,852	31,019	31,177	32,692
Operating income	2,978	4,538	4,701	3,908
Other income (expense), net	(48)	306	(1,243)	502
Income before income taxes	2,930	4,844	3,458	4,410
Provision for income taxes	1,201	2,215	2,107	3,190
Net income	1,729	2,629	1,351	1,220
Net income (loss) attributable to noncontrolling interests	(28)	(60)	34	218
Net income attributable to common shareholders	$1,757	$2,689	$1,317	$1,002

Basic and diluted net income per common share:
Basic earnings per share attributable to common shareholders:	$0.09	$0.14	$0.07	$0.05

Diluted earnings per share attributable to common shareholders:	$0.09	$0.14	$0.07	$0.05

Basic and diluted income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses and costs, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of December 31, 2020, working capital was $84.4 million, compared to $54.8 million as of December 31, 2019. At December 31, 2020, we had $92.1 million in cash and cash equivalents, of which $51.1 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriations.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating activities	$37,659	$8,545
Investing activities	(4,905)	(5,102)
Financing activities	3,878	(63)

Operating Activities

For the year ended December 31, 2020, operating activities provided cash in the amount of $37.7 million compared to $8.5 million in 2019. Operating cash flows increased due to improved net sales and operating income from successful cost reduction strategies, as well as the timing of payments for accrued liabilities, accounts payables, inventories, income taxes payable and accrued volume incentives and service fees. Those increases were partially offset by timing of changes in prepaid expenses and liability related to unrecognized tax positions.

Investing Activities

Cash paid for capital expenditures related to the purchase of equipment, computer systems and software for the years ended December 31, 2020 and 2019, were $4.9 million and $5.1 million, respectively.

Financing Activities

For the year ended December 31, 2020, financing activities provided $3.9 million in cash, compared to using $0.1 million in cash used for the same period in 2019. For the years ended December 31, 2020 and 2019, we had net borrowings of $3.7 million and $0, respectively.

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matured on July 11, 2020 (the “Credit Agreement”). On June 11, 2020 the credit agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. We pay interest on any borrowings under the Credit Agreement, which through June 10, 2020, was at LIBOR plus 1.25 percent (3.05 percent as of December 31, 2019), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. Interest under the amended Credit Agreement is at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent (3.00 percent as of December 31, 2020), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity. At December 31, 2020, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. We were in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2020.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We do not expect to make any additional borrowings under the Capital Credit Agreement. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in thirty-six monthly payments, each equal to $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of December 31, 2020, there was $3.7 million outstanding balance under the Capital Credit Agreement, $1.3 million of which was classified as current.

On April 14, 2020, we obtained a loan (the “Loan”) from Bank of America, B.A. in the amount of $5.4 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP is a loan designed to provide an incentive for qualifying businesses to maintain their employees on the payroll despite significant economic uncertainty. We applied to receive the Loan based on, among other considerations, the significant economic uncertainty facing the Company and its supply chain worldwide as a result of COVID-19. On December 28, 2020 we repaid the outstanding principal and interest amounts of Loan. At December 31, 2020, there was no outstanding balance under the PPP.

During the years ended December 31, 2020 and 2019, there were no additional borrowings made by our joint venture from the Company or its joint venture partner. The note between the joint venture and the Company eliminates in consolidation.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$24,625	$5,834	$7,186	$5,105	$6,500
Self-insurance reserves (1)	418	418		—	—
Other long-term liabilities reflected on the balance sheet (2)	—	—	—	—	—
Unrecognized tax benefits (3)	—	—	—	—	—
Revolving credit facility (4)	—	—	—	—	—
Capital credit agreement (5)	3,724	1,306	2,418	—	—
Total	$28,767	$7,558	$9,604	$5,105	$6,500
_______________________________________
(1)    At December 31, 2020, there were $0.7 million of liabilities. We retain a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the consolidated balance sheet.

We maintain product liability coverage to cover possible claims, and still maintain accruals for periods prior to obtaining coverage. Prior to this, we accrued $0.3 million that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims. However, there can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations or cash flows. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with the product liability obligations, we are unable to estimate the years in which cash settlement may occur.

(2)    At December 31, 2020, there were $1.0 million of liabilities. We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes). The deferrals become an obligation owed to the participant by us under the plan. Upon separation of the participant from the service with us, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years. As we cannot easily determine when our officers and key employees will separate from us, we are unable to estimate the years in which cash settlement may occur.

(3)    At December 31, 2020, there were $0.1 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, we are unable to estimate the years in which cash settlement may occur with the respective tax authorities.

(4)    We entered into a revolving credit agreement with Bank of Americas, N.A., that permits us to borrow up to $25.0 million through July 11, 2020, bearing interest at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent. We must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2020, we had $25.0 million available under this facility. At December 31, 2020, there was no outstanding balance under the Credit Agreement.

(5)    We entered into a credit agreement with Banc of America Leasing and Capital, LLC, under which we borrowed $3.7 million, bearing interest at a fixed rate of 3.00 percent. We are required to settle our borrowings over thirty-six monthly payments, each equal to $0.1 million. As of December 31, 2020, there was $3.7 million outstanding balance under the Capital Credit Agreement.

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate, or royalties on certain products. In 2020 and 2019, the aggregate amounts of these payments were $23,000 and $10,000, respectively.

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

Foreign Currency Risk

During the year ended December 31, 2020, approximately 65.0 percent of our net sales and approximately 60.5 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in Management’s Discussion and Analysis included in Part II, Item 7 of this report.

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

Exchange rate sensitivity for the year ended December 31, 2020 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	%)
Net sales	$385,205	$(17,023)	(4.4)%	$(24,424)	(6.3)%	$(37,450)	(9.7)%

Cost and expenses:
Cost of sales	101,276	(5,130)	(5.1)%	(7,361)	(7.3)%	(11,287)	(11.1)%
Volume incentives	131,150	(6,281)	(4.8)%	(9,012)	(6.9)%	(13,818)	(10.5)%
Selling, general and administrative	131,297	(3,504)	(2.7)%	(5,028)	(3.8)%	(7,709)	(5.9)%

Operating income	$21,482	$(2,108)	(9.8)%	$(3,023)	(14.1)%	$(4,636)	(21.6)%

Certain of our operations, including Russia and Ukraine, are served by a U.S. branch through third-party entities, for which all business is conducted in U.S. dollars. Although changes in exchange rates between the U.S. dollar and the Russian ruble or the Ukrainian hryvnia do not result in currency fluctuations within our financial statements, a weakening or strengthening of the U.S. dollar in relation to these other currencies can significantly affect the prices of our products and the purchasing power of our independent consultants within these markets.

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

Exchange Rate Sensitivity of financial assets and liabilities as of December 31, 2020 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
Financial Assets Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$92,069	$(4,579)	(5.0)%	$(6,570)	(7.1)%	$(10,075)	(10.9)%
Accounts receivable, net	7,375	(437)	(5.9)%	(627)	(8.5)%	(961)	(13.0)%

Financial Liabilities Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	6,486	(187)	(2.9)%	(268)	(4.1)%	(411)	(6.3)%

Net Financial Assets Subject to Exchange Rate Risk	$92,958	$(4,829)	(5.2)%	$(6,929)	(7.5)%	$(10,625)	(11.4)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2020, and represent a significant concentration upon translation into U.S. dollars. None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk represent a significant concentration upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Cash Amounts Denominated in Local Currency as of December 31, 2020 (dollar amounts in thousands)

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar
Cash and Cash Equivalents
China (Yuan Renminbi)	$14,871	6.5
Japan (Yen)	8,204	103.3
South Korea (Won)	7,973	1,087.7
Poland (Zloty)	3,502	3.7
Other	15,823	Varies
Total foreign denominated cash and cash equivalents	50,373
U.S. dollars held by foreign subsidiaries	712
Total cash and cash equivalents held by foreign subsidiaries	$51,085

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

Year ended December 31,	2020	2019
Canada (Dollar)	1.3	1.3
China (Yuan Renminbi)	6.9	7.0
European Markets (Euro)	0.9	0.9
Japan (Yen)	106.8	109.1
South Korea (Won)	1,178.6	1,157.2
Poland (Zloty)	3.9	3.8

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

The functional currency in highly inflationary economies is the U.S. dollar, and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the years ended December 31, 2020 and 2019, we did not operate in any countries considered to be highly inflationary.

Interest Rate Risk

On December 31, 2020, we did not have any available for sale investments.

On December 31, 2020, we had no outstanding balance on our revolving credit line.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Income Tax Assets—Valuation Allowance—Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized based on estimates of future taxable income. As of December 31, 2020, the Company has $32.2 million of gross deferred tax assets and a valuation allowance of $15.3 million.

The valuation of deferred tax assets was determined to be a critical audit matter due to taxable income across the multiple jurisdictions in which the Company files its tax returns and the complexity of the tax laws and regulations. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of future taxable income across multiple jurisdictions and the determination of whether it is more likely than not that the deferred tax assets will be realized included the following, among others:

•We tested the effectiveness of controls over the valuation allowance for deferred tax assets, including management’s controls over the estimates of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.

•We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.

•With the assistance of our income tax specialists, we evaluated the sources of management’s estimated future taxable income and the related impact on the determination of whether it is more likely than not that the deferred tax assets will be realized. This included evaluation of:

–Whether the sources of taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law.

–The timing of future reversals of existing temporary differences.

–Tax planning strategies.

•We evaluated management’s ability to accurately estimate future taxable income by comparing actual results to management’s historical estimates.

•We evaluated the reasonableness of management’s estimates of future taxable income by comparing the estimates to:

–Historical taxable income.

–Historical information for certain of its peer companies.

–Internal communications to management and the Board of Directors.

–Evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 10, 2021

We have served as the Company's auditor since 2007.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

As of December 31,	2020	2019
Assets
Current assets:
Cash and cash equivalents	$92,069	$53,629
Accounts receivable, net of allowance for doubtful accounts of $454 and $407, respectively	7,375	7,319
Inventories	47,683	46,666
Prepaid expenses and other	6,938	5,091
Total current assets	154,065	112,705
Property, plant and equipment, net	54,355	59,512
Operating lease right-of-use assets	20,210	23,951
Restricted investment securities - trading	989	1,150
Deferred income tax assets	8,693	4,899
Other assets	11,186	10,851
	$249,498	$213,068

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,486	$4,406
Accrued volume incentives and service fees	19,481	18,893
Accrued liabilities	31,710	25,531
Deferred revenue	2,092	1,266
Current installments of long-term debt and revolving credit facility	1,306	—
Related party note	1,200	1,518
Income taxes payable	2,387	1,392
Current portion of operating lease liabilities	4,992	4,941
Total current liabilities	69,654	57,947
Liability related to unrecognized tax benefits	92	1,499
Long-term portion of operating lease liabilities	16,412	20,213
Long-term debt and revolving credit facility	2,418	—
Deferred compensation payable	989	1,150
Long-term deferred income tax liabilities	1,391	1,655
Other liabilities	1,308	1,168
Total liabilities	92,264	83,632

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 19,697 and 19,410 shares issued and outstanding as of December 31, 2020, and 2019, respectively	139,311	135,741
Retained earnings	26,030	4,693
Noncontrolling interests	1,848	227
Accumulated other comprehensive loss	(9,955)	(11,225)
Total shareholders’ equity	157,234	129,436
	$249,498	$213,068
 See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)

Year Ended December 31,	2020	2019
Net sales	$385,205	$362,215
Cost of sales	(101,276)	(93,940)
Gross profit	283,929	268,275

Operating expenses:
Volume incentives	131,150	123,410
Selling, general and administrative	131,297	128,740
Operating income	21,482	16,125
Other income (expense):
Interest and other income, net	171	262
Interest expense	(102)	(43)
Foreign exchange gains (losses), net	1,270	(702)
	1,339	(483)
Income from operations before provision for income taxes	22,821	15,642
Provision (benefit) for income taxes	(137)	8,713
Net income	22,958	6,929
Net income attributable to noncontrolling interests	1,621	164
Net income attributable to common shareholders	$21,337	$6,765

Basic and diluted net income per common share

Basic earnings per share attributable to common shareholders	$1.09	$0.35

Diluted earnings per share attributable to common shareholders	$1.07	$0.34

Weighted-average basic common shares outstanding	19,537	19,314
Weighted-average diluted common shares outstanding	19,968	19,663

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

Year Ended December 31,	2020	2019
Net income	$22,958	$6,929
Foreign currency translation gain (net of tax)	1,270	477
Write-off of cumulative translation adjustments	—	(595)
Total comprehensive income	24,228	6,811
Net income attributable to noncontrolling interests	1,621	164
Total comprehensive income attributable to common shareholders	$22,607	$6,647

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total
	Shares	Value
Balance at January 1, 2019	19,204	$133,684	$(2,072)	$63	$(11,107)	$120,568
Share-based compensation expense	—	2,120	—	—	—	2,120
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	206	(63)	—	—	—	(63)
Net income	—	—	6,765	164	—	6,929
Other comprehensive loss	—	—	—	—	(118)	(118)
Balance at December 31, 2019	19,410	135,741	4,693	227	(11,225)	129,436
Share-based compensation expense	—	3,787	—	—	—	3,787
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	287	(217)	—	—	—	(217)
Net income	—	—	21,337	1,621	—	22,958
Other comprehensive loss	—	—	—	—	1,270	1,270
Balance at December 31, 2020	19,697	$139,311	$26,030	$1,848	$(9,955)	$157,234

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

Year Ended December 31,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,958	$6,929
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	77	10
Depreciation and amortization	10,743	10,599
Noncash lease expense	4,735	5,394
Share-based compensation expense	3,787	2,120
Loss on sale of property and equipment	29	43
Deferred income taxes	(4,357)	4,279
Purchase of trading investment securities	(60)	(83)
Proceeds from sale of trading investment securities	339	464
Realized and unrealized gains on investments	(115)	(224)
Foreign exchange (gains) losses	(1,270)	107
Loss on write-off of cumulative translation adjustment	—	595
Changes in operating assets and liabilities:
Accounts receivable	106	375
Inventories	(154)	(4,870)
Prepaid expenses and other	(1,762)	1,229
Other assets	(55)	475
Accounts payable	2,090	(960)
Accrued volume incentives and service fees	77	(1,564)
Accrued liabilities	5,341	(8,593)
Deferred revenue	766	69
Lease liabilities	(4,716)	(5,039)
Income taxes payable	671	(1,960)
Liability related to unrecognized tax positions	(1,407)	(693)
Deferred compensation payable	(164)	(157)
Net cash provided by operating activities	37,659	8,545
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,905)	(5,104)
Proceeds from sale of property, plant and equipment	—	2
Net cash used in investing activities	(4,905)	(5,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	2,064
Principal payments of revolving credit facility	—	(2,064)
Proceeds from notes payable	9,098	—
Principal payments of long-term debt	(5,374)	—
Principal payments of borrowings from related party	(318)	—
Proceeds from exercise of stock options	472	257
Tax benefit from exercise of stock options	—	(320)
Net cash provided by (used in) financing activities	3,878	(63)
Effect of exchange rates on cash and cash equivalents	1,808	(389)
Net increase in cash and cash equivalents	38,440	2,991
Cash and cash equivalents at beginning of the year	53,629	50,638
Cash and cash equivalents at end of the year	$92,069	$53,629

Year Ended December 31,	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$4,832	$6,861
Cash paid for interest	86	64
Supplemental disclosure of noncash investing, and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	85	194
Additions to asset retirement obligations and related assets	$—	$649

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and our subsidiaries. At December 31, 2020 and 2019, substantially all of our subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation. We consolidate the joint ventures in Hong Kong and China in our consolidated financial statements, with another party's interest presented as a noncontrolling interest. Additionally, we operate a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

Based on materiality, Intangible Assets have been reclassified as Other Assets on the Consolidated Balance Sheets. The balances as of December 31, 2019 have been reclassified to conform to the current-year presentation.

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

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to our independent consultants, and receivables from independent consultants in foreign markets. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. However, due to the geographic dispersion of credit card and independent consultant receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2020 and 2019. We maintain an allowance for potential credit losses that is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of account holder. This reserve is adjusted periodically as information about specific accounts becomes available.

Restricted Investment Securities

We have certain restricted investment securities classified as trading securities. We maintain our trading securities portfolio to generate returns that are offset by corresponding changes in certain liabilities related to our deferred compensation plans (see Note 12). The trading securities portfolio consists of marketable securities, which are recorded at fair value and are included in long-term restricted investment securities on the consolidated balance sheets because they remain our assets until they are actually paid out to the participants. These investment securities are not available to us to fund operations as they are restricted for the payment of the deferred compensation payable. We have established a rabbi trust to finance obligations under the plan. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

Fair Value of Financial Instruments

Our financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, investments, and accounts payable, approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the years ended December 31, 2020, and 2019, we did not have any write-offs related to the remeasurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Other Assets

Other assets include lease deposits, deposits with third-party service providers, intangible assets, and deposits to operate in certain markets.

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

Incentive Trip Accrual

We accrue for expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued convention and meeting costs of $6.4 million and $5.5 million at December 31, 2020, and 2019, respectively, which are included in accrued liabilities in the consolidated balance sheets. Due to restrictions associated with COVID-19, we were unable to hold traditional incentive trips during the year ended December 31, 2020.

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors. During the years ended December 31, 2020 and 2019, we did not operate in any countries considered to be highly inflationary.

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

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2020 and 2019, totaled approximately $1.8 million.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $1.5 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated, we record our best estimate within a range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the liability related to the contingency and revise the estimates. Revisions in estimates of the liabilities could materially affect our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 13.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years (dollar and share amounts in thousands, except for per share information):

	2020	2019
Net income attributable to common shareholders:
Net income	$21,337	$6,765

Basic weighted-average shares outstanding	19,537	19,314

Basic earnings per share attributable to common shareholders:
Net income	$1.09	$0.35

Diluted Shares Outstanding:
Basic weighted-average shares outstanding	19,537	19,314
Share-based awards	431	349
Diluted weighted-average shares outstanding	19,968	19,663

Diluted earnings per share attributable to common shareholders:
Net income	$1.07	$0.34

Potentially dilutive shares excluded from diluted-per-share amounts:
Share-based awards	703	439

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	176	214

For the year ended December 31, 2020, potentially dilutive shares excluded from diluted-per-share amounts include performance-based restricted stock units ("RSU"), for which certain metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the years presented.

Share-Based Compensation

Our outstanding stock options include time-based stock options, which vest over differing periods ranging from the date of issuance up to 48 months from the option grant date and performance-based stock options, which have already vested upon achieving operating income margins of six, eight and ten percent as reported in four of five consecutive quarters over the term of the options.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders’ equity except those resulting from investments by, and distributions to, shareholders. Accordingly, our comprehensive income (loss) includes net income and foreign currency adjustments that arise from the translation of the financial statements of our foreign subsidiaries.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. The amendments in this update are effective for reporting periods beginning after December 15, 2020, with early adoption permitted. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.

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

A reserve for product returns is recorded based upon historical experience. We allow independent consultants to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of our markets, the requirements to return product are more restrictive. Sales returns for the years ended December 31, 2020 and 2019, were $2.0 million and $1.9 million, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales. Shipping and handling revenues of approximately $3.4 million and $6.2 million were reported as net sales for the years ended December 31, 2020 and 2019, respectively. The decrease is primarily due to promotions designed to drive growth in our North America segment.

Volume incentives, and other sales incentives or rebates, are a significant part of our direct sales marketing program, and represent commission payments made to independent consultants. These payments are designed to provide incentives for reaching higher sales levels. The amount of volume incentive recognized is determined based upon the amount of qualifying purchases in a given month and recorded as volume incentive expense. Payments to independent consultants for sales incentives or rebates related to their own purchases are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based upon qualifying sales.

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

The following table presents changes in these contract liability balances for the years ended December 31, 2019 and 2020 (dollar amounts in thousands):

Outstanding at January 1, 2019	$1,079
Increase (decrease) attributed to:
Customer loyalty net deferrals	4,969
Customer loyalty redemptions	(5,093)
Outstanding at December 31, 2019	955
Increase (decrease) attributed to:
Customer loyalty net deferrals	7,370
Customer loyalty redemptions	(7,342)
Outstanding at December 31, 2020	$983
The table above excludes liability for sales returns, as they are insignificant.

Disaggregation of Revenue

Our products are grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. We have four business segments that are based primarily upon the geographic region where each segment operates. Each of the geographic segments operate under the Nature’s Sunshine Products and Synergy® WorldWide brands. See Note 14, Segment Information, for further information on our reportable segments and our presentation of disaggregated revenue by reportable segment and product category.

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

NOTE 3: RESTRUCTURING RELATED EXPENSES

In 2019, we continued to execute our strategy to reduce costs and improve efficiencies. During the year ended December 31, 2019, we incurred $2.4 million of non-recurring expenses that are recorded primarily in selling, general and administrative expense consisting of severance. Of the restructuring expenses incurred during the year ended December 31, 2019, $0.4 million of severance remained payable at December 31, 2019.

During 2019, we wrote-off cumulative translation adjustments from the closure of a market that resulted in a loss of $0.6 million. This loss is included in Foreign exchange losses, net, within the Consolidated Statements of Operation during the year ended December 31, 2019.

In 2020, we continued to execute our strategy to reduce costs and improve efficiencies. During the year ended December 31, 2020, we incurred $0.8 million of non-recurring expenses that are recorded primarily in selling, general and administrative expense consisting of severance. Of the restructuring expenses incurred during the year ended December 31, 2020, $0.4 million of severance and rent expenses remained payable at December 31, 2020.

The following table summarizes the 2019, and 2020 restructuring activity (dollar amounts in thousands):

Total
Liability balance at January 1, 2019	$265
Increase in liability	2,375
Reduction in liability (payments)	(2,257)
Liability balance at December 31, 2019	383
Increase in liability	808
Reduction in liability (payments)	(840)
Liability balance at December 31, 2020	$351

NOTE 4: INVENTORIES

The composition of inventories is as follows (dollar amounts in thousands):

As of December 31,	2020	2019
Raw materials	$13,956	$13,329
Work in process	1,351	1,426
Finished goods	32,376	31,911
Total inventory	$47,683	$46,666

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows (dollar amounts in thousands):

As of December 31,	2020	2019
Land and improvements	$363	$448
Buildings and improvements	32,324	32,374
Machinery and equipment	27,955	28,533
Furniture and fixtures	12,557	18,162
Computer software and hardware	56,838	52,837
	130,037	132,354
Accumulated depreciation and amortization	(75,682)	(72,842)
Total property, plant and equipment	$54,355	$59,512

Depreciation expense was $10.4 million and $10.5 million for the years ended December 31, 2020 and 2019, respectively.

Capitalized interest was immaterial for the years ended December 31, 2020 and 2019.

NOTE 6: INVESTMENT SECURITIES

Our trading securities portfolio totaled $1.0 million and $1.2 million at December 31, 2020 and 2019, respectively, and generated a gains of $0.1 million and $0.2 million, for the years ended December 31, 2020 and 2019, respectively.

NOTE 7: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows (dollar amounts in thousands):

As of December 31,	2020	2019
Salaries and employee benefits	$15,293	$11,265
Sales, use and property tax (See Note 14)	3,256	2,830
Convention and meeting costs	6,375	5,501
Other	6,786	5,935
Total	$31,710	$25,531

NOTE 8: REVOLVING CREDIT FACILITY AND OTHER OBLIGATIONS

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million, that matures on July 11, 2020 (the “Credit Agreement”). On June 11, 2020 the credit agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. We pay interest on any borrowings under the Credit Agreement, which through June 10, 2020, was at LIBOR plus 1.25 percent (3.05 percent as of December 31, 2019), and an annual commitment fee of 0.2 percent on the unused portion of the commitment. Interest under the amended Credit Agreement is at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent (3.00 percent as of December 31, 2020), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity. At December 31, 2020, there was no outstanding balance under the Credit Agreement. On March 8, 2020, we signed an amendment to the credit agreement that eliminates the Index floor from the calculation of interest.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. We were in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2020.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We do not expect to make any additional borrowings under the Capital Credit Agreement. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in thirty-six monthly payments, each equal to $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of December 31, 2020, there was $3.7 million outstanding balance under the Capital Credit Agreement, $1.3 million of which was classified as current.

Future maturities of long-term debt at December 31, 2020 (dollar amounts in thousands):

Year Ending December 31,
2021	$1,306
2022	1,244
2023	1,174
Thereafter	—
Total	$3,724

On April 14, 2020, we obtained a loan (the “Loan”) from Bank of America, B.A. in the amount of $5.4 million under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The PPP is a loan designed to provide an incentive for qualifying businesses to maintain their employees on the payroll despite significant economic uncertainty. We applied to receive the Loan based on, among other considerations, the significant economic uncertainty facing the Company and its supply chain worldwide as a result of COVID-19. On December 28, 2020 we repaid the outstanding principal and interest amounts of the Loan. At December 31, 2020, there was no outstanding balance under the PPP.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows (dollar amounts in thousands):

	Foreign Currency Translation Adjustments	Write-off of cumulative translation adjustments	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2019	$(11,107)	$—	$(11,107)
Activity, net of tax	477	(595)	(118)
Balance as of December 31, 2019	(10,630)	(595)	(11,225)
Activity, net of tax	1,270	—	1,270
Balance as of December 31, 2020	$(9,360)	$(595)	$(9,955)

NOTE 10: INCOME TAXES

Income from continuing operations before provision (benefit) for income taxes are taxed under the following jurisdictions (dollar amounts in thousands):

Year Ended December 31,	2020	2019
Domestic	$3,273	$1,770
Foreign	19,548	13,872
Total	$22,821	$15,642

Components of the provision (benefit) for income taxes for each of the two years in the period ended December 31, 2020 are as follows (dollar amounts in thousands):

Year Ended December 31,	2020	2019
Current:
Federal	$(1,056)	$(476)
State	147	94
Foreign	5,129	4,816
Subtotal	4,220	4,434
Deferred:
Federal	(2,332)	3,044
State	52	475
Foreign	(2,077)	760
Subtotal	(4,357)	4,279
Total provision (benefit) for income taxes	$(137)	$8,713

The provision (benefit) for income taxes, as a percentage of income from continuing operations before provision (benefit) for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of U.S. federal income tax benefit	1.3	2.9
U.S. tax impact of foreign operations	6.7	12.3
Valuation allowance change	(25.0)	10.3
Unrecognized tax benefits	(6.1)	(3.3)
Permanent foreign items	3.1	4.4
Withholding tax on royalties	2.8	4.2
Stock compensation	(0.4)	7.1
Tax return to provision differences	(3.3)	(3.7)
Elimination of provision on intercompany transactions	(2.0)	(0.6)
Other	1.3	1.1
Effective income tax rate	(0.6)%	55.7%

Adjustments relating to the U.S. impact of foreign operations increased the effective tax rate by 6.7 percentage points in 2020 and increased the effective tax rate by 12.3 percentage points in 2019. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2020	2019
Foreign tax credits	(4.0)%	(6.3)%
Foreign tax rate differentials	3.1	3.6
Foreign withholding taxes	2.8	3.9
Transfer pricing adjustment	4.3	4.6
Impact of GILTI	0.6	6.5
Impact of FDII	(0.1)	—
Total	6.7%	12.3%

Certain prior year amounts included in the table below have been reclassified for comparative purposes. The significant components of the deferred tax assets (liabilities) are as follows (dollar amounts in thousands):

As of December 31,	2020	2019
Inventory	$1,011	$1,013
Accrued liabilities	3,696	2,608
Operating lease liabilities	3,273	3,639
Deferred compensation	233	273
Equity-based compensation	1,332	1,127
Intangibles assets	149	161
Bad debts	102	92
Net operating losses	5,978	7,139
Foreign tax and withholding credits	14,453	14,640
Other deferred tax assets	1,933	2,178
Valuation allowance	(15,262)	(21,388)
Total deferred tax assets	16,898	11,482
Accelerated depreciation	(4,197)	(3,168)
Right of use assets	(2,943)	(3,315)
Tax on unremitted earnings	(2,318)	(1,642)
Other deferred tax liabilities	(138)	(113)
Total deferred tax liabilities	(9,596)	(8,238)
Total deferred taxes, net	$7,302	$3,244

The components of deferred tax assets (liabilities), net are as follows (dollar amounts in thousands):

As of December 31,	2020	2019
Net deferred tax assets	$8,693	$4,899
Net deferred tax liabilities	(1,391)	(1,655)
Total deferred taxes, net	$7,302	$3,244

We have elected the period cost method (costs are treated as a current period expense when incurred) under U.S. GAAP as it relates to GILTI income inclusions in U.S. taxable income. Each reporting period we analyze our indefinite reinvestment assertions with respect to undistributed foreign earnings. As of December 31, 2020, we continue to assert that we do not intend to reinvest undistributed foreign earnings indefinitely in our foreign subsidiaries.

We have provided a valuation allowance of $15.3 million and $21.4 million as of December 31, 2020 and 2019, respectively, for certain deferred tax assets, including foreign net operating losses, for which we cannot conclude it is more likely than not that they will be realized. We reviewed our tax positions and decreased the valuation allowance by approximately $6.1 million in 2020 primarily due to a domestic decrease of $2.7 million and a foreign decrease of $3.4 million. For financial reporting purposes, the decrease in valuation allowances decreases income tax expenses in the year recorded. At December 31, 2020, we had approximately $14.5 million of foreign tax and withholding credits. Of the $14.5 million credits, $14.1 million are foreign tax credits, most of which expire in 2024 and the majority of which are offset by a valuation allowance.

At December 31, 2020, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $6.0 million. The net operating losses will expire at various dates from 2021 through 2029, with the exception of those in some foreign jurisdictions where there is no expiration. The foreign net operating losses have a valuation allowance recorded against the portion expected to expire before utilization.

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

Our U.S. federal income tax returns for 2017 through 2019 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2015 through 2019.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2020 and 2019 was $0.1 million and $1.5 million, respectively, all of which would favorably impact the effective tax rate if recognized. Included in these amounts is approximately $36,000 and $0.1 million, respectively, of combined interest and penalties. We decreased interest and penalties approximately $0.1 million and $33,000 for the years ended December 31, 2020 and 2019, respectively. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

During the years ended December 31, 2020 and 2019, we added approximately $0 and $0.2 million, respectively, to our liability for unrecognized tax benefits. Included in these amounts are approximately $0 and $0.1 million for the years ended December 31, 2020 and 2019, respectively, related to interest and penalties. In addition, we recorded a benefit related to the lapse of applicable statute of limitations of approximately $1.3 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively, all of which favorably impacted our effective tax rate.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years (dollar amounts in thousands):

Year Ended December 31,	2020	2019
Unrecognized tax benefits, opening balance	$1,385	$1,966
Settlement of liability reclassified as income tax payable	—	—
Payments on liability	—	(16)
Tax positions taken in a prior period
Gross increases	—	—
Gross decreases	(106)	(9)
Tax positions taken in the current period
Gross increases	—	132
Gross decreases	—	—
Lapse of applicable statute of limitations	(1,210)	(686)
Currency translation adjustments	(13)	(2)
Unrecognized tax benefits, ending balance	$56	$1,385

We anticipate that liabilities related to unrecognized tax benefits will increase approximately $0 to $0.1 million within the next twelve months due to additional transactions related to commissions and transfer pricing.

We believe that it is reasonably possible that unrecognized tax benefits may decrease by $0 to $0.1 million within the next twelve months due to the expiration of statutes of limitations in various jurisdictions.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which we make such determination.

NOTE 11:  CAPITAL TRANSACTIONS

Dividends

The declaration of dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

No dividends were declared for the years ended December 31, 2020 and 2019.

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

Stock option activity for 2020 and 2019 consisted of the following (share amounts in thousands, except for per share information):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value
Options outstanding at January 1, 2019	1,114	$12.23
Granted	25	8.72
Forfeited or canceled	(797)	12.87
Exercised	(52)	4.98
Options outstanding at December 31, 2019	290	11.49
Granted	—	—	$—
Forfeited or canceled	—	—	—
Exercised	(64)	9.33	5.56
Options outstanding at December 31, 2020	226	$12.10	$5.42

During the year ended December 31, 2020, no options to purchase shares of common stock under the 2012 Stock Incentive Plan were granted.

During the year ended December 31, 2019, we granted options to purchase 25,000 shares of common stock under the 2012 Stock Incentive Plan to two members of our Board of Directors, which are composed of both time-based stock options and net sales performance-based stock options. These options were issued with a weighted-average exercise price of $8.72 per share and a weighted-average grant date fair value of $3.44 per share. All of the options issued have an option termination date of ten years from the option grant date.

For the years ended December 31, 2020 and 2019, we issued 64,000 and 52,000 shares of common stock upon the exercise of stock options at an average exercise price of $9.33 and $4.98 per share, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2020 and 2019 was $0.2 million and $0.2 million, respectively. For the years ended December 31, 2020 and 2019, we recognized $0.1 million and $0.1 million of tax benefits from the exercise of stock options during the period, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2020 and 2019:

	2020	2019
Weighted-average grant date fair value of grants	$—	3.44
Expected life (in years)	0.0	5.0
Risk-free interest rate	—%	1.5%
Expected volatility	—%	43.2%
Dividend yield	—%	—%

Share-based compensation expense from time-based stock options for the years ended December 31, 2020 and 2019, was $0 and $0.1 million, respectively. As of December 31, 2020 and 2019, the unrecognized share-based compensation cost related to grants described above was $0, respectively. As of December 31, 2020, there are no unvested options.

At December 31, 2020, the aggregate intrinsic value of outstanding and exercisable options to purchase 226,000 shares of common stock was $0.7 million. At December 31, 2019, the aggregate intrinsic value of outstanding and exercisable options to purchase 290,000 shares of common stock was $0.1 million.

Restricted Stock Units

Our outstanding restricted stock units ("RSUs"), include time-based RSUs, which vest over differing periods ranging from 12 months up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At December 31, 2020 and 2019, there were 82,000 and 95,000 vested RSUs, respectively, granted to members of the Board of Directors that had a restriction period.

Restricted stock unit activity for the years ended December 31, 2020 and 2019 is as follows: (share amounts in thousands, except per share information):

	Number of Shares	Weighted-Average Grant Date Fair Value
Units outstanding at January 1, 2019	1,058	$8.87
Granted	333	7.23
Issued	(179)	10.21
Forfeited	(391)	9.88
Units outstanding at December 31, 2019	821	7.43
Granted	691	5.84
Issued	(301)	8.28
Forfeited	(32)	11.93
Units outstanding at December 31, 2020	1,179	$6.18

During the year ended December 31, 2020, we granted 691,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and share-price performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value $7.68 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over three year period from the grant date. The share-price performance-based RSUs were granted with a weighted-average grant date fair value of $4.51 per share and vest upon achieving share-price targets over a three year period from the grant date.

During the year ended December 31, 2019, we granted 333,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and share-price performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value of $8.59 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over a three year period from the grant date. The share-price performance-based RSUs were granted with a weighted-average grant date fair value of $4.38 per share and vest upon achieving share-price targets over a three year period from the grant date with applicable compensation accelerated upon vesting.

Except for share-price performance-based RSUs, RSUs are valued at the market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period. For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is between 12.0 percent and 12.7 percent for a common share.

Share-price performance-based RSUs were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Our assumptions include a performance period of three years, expected volatility between 50.0 percent and 55.6 percent , and a range of risk free rates between 0.3 percent and 2.9 percent.

Share-based compensation expense from RSUs for the period ended December 31, 2020 and 2019 was approximately $3.8 million and $2.0 million, respectively. As of December 31, 2020, and 2019, the unrecognized share-based compensation expense related to the grants described above was $1.3 million and $1.1 million, respectively. As of December 31, 2020, the remaining compensation expense is expected to be recognized over the weighted-average period of approximately 0.7 years.

Share-based compensation expense related to performance-based RSUs for the years ended December 31, 2020 and 2019, was approximately $0.9 million and $0.6 million, respectively. Should we attain all of the metrics related to the performance-based RSU grant, we would recognize up to $3.0 million of potential share-based compensation expense. We currently expect to recognize an additional $1.2 million of that potential share-based compensation expense.

The number of shares issued upon vesting or exercise for restricted stock units granted, pursuant to our share-based compensation plans, is net of shares withheld to cover the minimum statutory withholding requirements that we pay on behalf of our employees, which was 63,000 and 36,000 shares for the years ended December 31, 2020 and 2019, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

NOTE 12:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

We sponsor a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2020, we made matching contributions of 70.0 percent of employee contributions up to a maximum of 5.0 percent of the employee’s compensation. Our contributions to the plan vest after a period of three years. During 2020 and 2019, we contributed to the plan $0.9 million and $1.0 million, respectively.

We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain our assets until they are actually paid out to the participants. We have established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, we adjust our obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). We had deferred compensation plan assets of approximately $1.0 million and $1.2 million as of December 31, 2020, and 2019, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate, or royalties on certain products. In 2020 and 2019, the aggregate amounts of these payments were $23,000 and $10,000, respectively.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of December 31, 2020 and 2019, accrued liabilities include $0.2 million and $0.4 million related to non-income tax contingencies, respectively. While we believe that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.6 million.

Other Litigation

We are party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. We have accrued $0.5 million related to the estimated outcome of these proceedings as of December 31, 2020. In addition, we are party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.3 million. During the years ended December 31, 2020 and 2019, we made payments of $0 and $2.0 million related to the settlement of litigation.

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

We review our self-insurance accruals on a quarterly basis and determine, based upon a review of our recent claims history and other factors, which portions of our self-insurance accruals should be considered short-term and long-term. We have accrued $0.7 million and $0.8 million for product liability and employee medical claims at December 31, 2020 and 2019, respectively, of which $0.4 million and $0.5 million was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

Government Regulations

We are subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and to our direct selling system. We are also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determinations that either us or our independent consultants are not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on our operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations, or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on us and our operations. Although we believe that we are in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which we operate, no assurance can be given that our compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Reportable business segment information for the years ended December 31, 2020 and 2019 is as follows (dollar amounts in thousands):

Year Ended December 31,	2020	2019
Net sales:
Asia	$138,717	$138,536
Europe	77,688	62,523
North America	145,481	138,163
Latin America and Other	23,319	22,993
Total net sales	385,205	362,215
Contribution margin (1):
Asia	66,801	65,871
Europe	26,014	19,954
North America	50,193	49,327
Latin America and Other	9,771	9,713
Total contribution margin	152,779	144,865

Selling, general and administrative (2)	131,297	128,740
Operating income	21,482	16,125

Other income (loss), net	1,339	(483)
Income before provision for income taxes	$22,821	$15,642
___________________________
(1) Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in China totaled $11.7 million and $9.4 million for the years ended December 31, 2020 and 2019, respectively. These service fees are included in our selling, general and administrative expenses.

Year Ended December 31,	2020	2019
Capital expenditures:
Asia	$542	$3,262
Europe	34	27
North America	4,267	2,605
Latin America and Other	62	21
Total capital expenditures	$4,905	$5,915

Depreciation and amortization:
Asia	$1,919	$1,544
Europe	77	75
North America	8,673	8,855
Latin America and Other	74	125
Total depreciation and amortization	$10,743	$10,599

As of December 31,	2020	2019
Assets:
Asia	$82,572	$65,959
Europe	16,398	15,187
North America	142,324	124,337
Latin America and Other	8,204	7,585
Total assets	$249,498	$213,068

From an individual country perspective, only the United States and South Korea comprise approximately 10 percent or more of consolidated net sales for the years ended December 31, 2020 and 2019 as follows (dollar amounts in thousands):

Year Ended December 31,	2020	2019
Net sales:
United States	$134,976	$128,019
South Korea	62,041	70,556
Other	188,188	163,640
Total net sales	$385,205	$362,215

Revenue generated by each of our product lines is set forth below (dollars in thousands):

Year Ended December 31,	2020	2019
Asia:
General health	$36,445	$37,795
Immunity	847	940
Cardiovascular	40,496	44,541
Digestive	32,605	24,434
Personal care	10,606	13,753
Weight management	17,718	17,073
	138,717	138,536
Europe:
General health	$32,822	$22,469
Immunity	8,231	5,130
Cardiovascular	10,863	10,672
Digestive	18,673	14,456
Personal care	4,663	7,463
Weight management	2,436	2,333
	77,688	62,523
North America:
General health	$61,897	$59,847
Immunity	23,036	15,341
Cardiovascular	15,852	18,750
Digestive	32,851	33,077
Personal care	7,587	6,170
Weight management	4,258	4,978
	145,481	138,163
Latin America and Other:
General health	$6,867	$6,919
Immunity	3,122	2,453
Cardiovascular	1,512	1,446
Digestive	9,863	10,258
Personal care	1,203	1,056
Weight management	752	861
	23,319	22,993
Total net sales	$385,205	$362,215

From an individual country perspective, only the United States comprise 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

As of December 31	2020	2019
Property, plant and equipment
United States	$50,025	$54,470
Other	4,330	5,042
Total property, plant and equipment	$54,355	$59,512

NOTE 15:  RELATED PARTY TRANSACTIONS

Our joint venture in China, owned 80 percent by us and 20 percent by a wholly owned subsidiary of Fosun Pharma, borrowed $0 from the Company, during the years ended December 31, 2020 and 2019. At December 31, 2020 and 2019 our joint venture in China held a note payable to the Company of $4.8 million and $6.1 million, respectively. Our joint venture in China borrowed $0 from our joint venture partner, during the years ended December 31, 2020 and 2019. At December 31, 2020 and 2019, our joint venture in China held a note payable to our joint venture partner of $1.2 million and $1.5 million, respectively. These notes are payable in one year and bear interest of 3.0 percent. The note between the joint venture and the Company eliminates in consolidation.

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

The following table presents our hierarchy for assets measured at fair value on a recurring basis as of December 31, 2020 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$989	$—	$—	$989
Total assets measured at fair value on a recurring basis	$989	$—	$—	$989

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

For the years ended December 31, 2020 and 2019, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

During the years ended December 31, 2020 and 2019, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE 17:  SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables presents our unaudited summary of quarterly operations during 2020 and 2019 for each of three month periods ended March 31, June 30, September 30, and December 31 (dollar amounts in thousands, except per share information).

	For the Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net sales	$95,926	$87,286	$100,250	$101,743
Cost of sales	(24,681)	(23,017)	(27,175)	(26,403)
Gross profit	71,245	64,269	73,075	75,340

Volume incentives	33,018	29,165	34,310	34,657
Selling, general and administrative	31,065	28,504	33,294	38,434
Operating income	7,162	6,600	5,471	2,249
Other income (expense)	(2,410)	1,509	671	1,569
Income before income taxes	4,752	8,109	6,142	3,818
Provision (benefit) for income taxes	1,746	1,976	(1,027)	(2,832)
Net income	3,006	6,133	7,169	6,650
Net income attributable to noncontrolling interests	44	379	414	784
Net income attributable to common shareholders	$2,962	$5,754	$6,755	$5,866

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders:	$0.15	$0.30	$0.35	$0.30

Diluted earnings per share attributable to common shareholders:	$0.15	$0.29	$0.34	$0.29

Basic and diluted income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net sales	$91,272	$90,724	$88,524	$91,695
Cost of sales	(23,429)	(23,865)	(22,784)	(23,862)
Gross profit	67,843	66,859	65,740	67,833

Volume incentives	31,013	31,302	29,862	31,233
Selling, general and administrative	33,852	31,019	31,177	32,692
Operating income	2,978	4,538	4,701	3,908
Other income (expense), net	(48)	306	(1,243)	502
Income before income taxes	2,930	4,844	3,458	4,410
Provision for income taxes	1,201	2,215	2,107	3,190
Net income	1,729	2,629	1,351	1,220
Net income (loss) attributable to noncontrolling interests	(28)	(60)	34	218
Net income attributable to common shareholders	$1,757	$2,689	$1,317	$1,002

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders:	$0.09	$0.14	$0.07	$0.05

Diluted earnings per share attributable to common shareholders:	$0.09	$0.14	$0.07	$0.05

Basic and diluted income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

NOTE 18:  LEASES

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

We lease certain retail stores, warehouses, distribution centers, office spaces and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For leases beginning in 2019 and later, we account for lease components including rent, real estate taxes and insurance costs separately from non-lease components, like common-area maintenance fees. Most of our leases include one or more options to renew, with renewal terms that can extend the lease term for one or more years. The exercise of the lease option to renew is solely at our discretion.

Operating lease costs were approximately $6.6 million and $6.7 million for the years ended December 31, 2020 and 2019, respectively. Short-term lease costs were approximately $0.4 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively. Operating lease costs were offset by sublease income of $0.1 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. Short-term lease costs represent our costs with respect to leases with a duration of 12 months or less and are not reflected on our Consolidated Balance Sheets.

Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows (dollar amounts in thousands, except lease term and discount rate):

As of December 31,	2020	2019
Assets:
Operating lease right-of-use assets	$20,210	$23,951

Liabilities:
Current	4,992	4,941
Long-term	16,412	20,213
Total operating lease liabilities	$21,404	$25,154

Weighted-average remaining lease term	6.3	7.0
Weighted-average discount rate	4.23%	4.21%

Year Ended December 31,	2020	2019
Cash paid for operating lease liabilities	$5,703	$6,147
Right-of-use assets obtained in exchange for new operating lease obligations (1)	1,996	29,883
Cancellations or adjustments of leases that resulted in the reduction of lease assets in exchange for lease liabilities	$(1,111)	$(486)

(1) Balance as of December 31, 2019 includes $23.1 million for operating leases existing on January 1, 2019.

There were no material operating leases that we have entered into and that were yet to commence as of December 31, 2020.

The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2020, were as follows (dollar amounts in thousands):

Year Ending December 31,
2021	$5,834
2022	4,077
2023	3,109
2024	2,917
2025	2,188
Thereafter	6,500
Total lease payments	$24,625
Less: Imputed interest (1)	3,221
Present value of lease liabilities	$21,404

(1) Calculated using our corporate borrowing rate based on the term of each lease ranging from 3.50 percent to 4.29 percent.

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

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2020. In addition, this item provides a discussion of management’s evaluation of internal control over financial reporting.

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

In connection with the preparation of our Annual Report as of December 31, 2020, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2020. Our internal control over financial reporting as of December 31, 2020 has been assessed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nature’s Sunshine Products, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 10, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.

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
March 10, 2021

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2020.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	1,405,707	(2)	$9.33	(3)	678,972	(4)
________________________________________________________________________
(1)     Consists of two plans:  The Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), and the Nature’s Sunshine Products, Inc. 2009 Stock Incentive Plan (the “2009 Incentive Plan”). The 2012 Incentive Plan was approved by our shareholders on August 1, 2012. An amendment to the 2012 Incentive Plan was approved by our shareholders on January 14, 2015, to increase the number of shares available for issuance under the 2012 Incentive Plan by 1,500,000. The 2009 Incentive Plan was approved by our shareholders on November 6, 2009. The terms of these plans are summarized in Note 11, “Capital Transactions”, in the Notes to Consolidated Financial Statements in Item 8, Part 2 of this report.
(2)     Consists of 290,094 stock options and 821,086 restricted stock units.
(3)     Excludes the impact of restricted stock units, which are exercised for no consideration.
(4)     Represents the number of shares available for future issuance under the 2012 Incentive Plan and the 2009 Incentive Plan.

Other information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2020.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2020.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2020.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2020 and 2019

Consolidated statements of income for the years ended December 31, 2020 and 2019

Consolidated statements of comprehensive income for the years ended December 31, 2020 and 2019

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2020 and 2019

Consolidated statements of cash flows for the years ended December 31, 2020 and 2019

Notes to consolidated financial statements

(a)(2)	List of Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained elsewhere in this report.

(a)(3)	List of Exhibits

Exhibit Index as seen below

LIST OF EXHIBITS

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation.
3.2(2)	Amended and Restated Bylaws.
10.1(3)*	Tax Deferred Retirement Plan, Restated January 1, 2012.
10.2(4)*	Supplemental Elective Deferral Plan, as Amended effective as of January 1, 2008.
10.3(5)	2009 Stock Incentive Plan.
10.4(5)*	Form of Award Agreement (2009 Stock Incentive Plan).
10.5(6)*	Employment Agreement, dated January 1, 2015, by and between the Company and Gregory L. Probert.
10.6(7)*	Stock Option Agreement, dated June 16, 2011, by and between the Company and Gregory L. Probert.
10.7(8)	2012 Stock Incentive Plan and Amendment No. 1 to 2012 Stock Incentive Plan.
10.8(8)*	Form of Award Agreement (2012 Stock Incentive Plan).
10.9(9)*	Amended and Restated Employment Agreement, dated March 31, 2020, by and between the Company and Joseph W. Baty.
10.10(10) *	Amended and Restated Employment Agreement, dated March 31, 2020, by and between the Company and Bryant J. Yates.
10.11 (11)*	Consulting Service Agreement, dated September 25, 2018, between the Company and Gregory L. Probert.
10.12 (12)*	Letter Agreement, dated September 25, 2018, between the Company and Gregory L. Probert.
10.13 (13)*	Executive Agreement, dated September 14, 2018, between the Company and Terrence Moorehead.
10.14 (14)*	Amendment to Executive Agreement, dated October 19, 2018, between the Company and Terrence Moorehead.
21(15)	List of Subsidiaries of Registrant.
23.1(15)	Consent of Independent Registered Public Accounting Firm.
31.1(15)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(15)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(15)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(15)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(2)	Filed herewith.
(3)	Previously filed as Exhibit 10.1 to the Annual Report on Form 10-K filed on March 13, 2015, and is incorporated herein by reference.
(4)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on March 14, 2016, and is incorporated herein by reference.
(5)	Previously filed as Appendix C to the Registrant’s Proxy Statement filed on October 19, 2009, and is incorporated herein by reference.
(6)	Previously filed as Exhibit 10.1 to the Current report on Form 8-K filed on February 19, 2015, and is incorporated herein by reference.
(7)	Previously filed as Exhibit 10.2 to the Current report on Form 8-K filed on June 22, 2011, and is incorporated herein by reference.
(8)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 15, 2015, and is incorporated herein by reference.
(9)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2020, and is incorporated herein by reference.
(10)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on April 7, 2020, and is incorporated herein by reference.
(11)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(12)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(13)	Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2018, and is incorporated herein by reference.
(15)	Filed herewith.
*	Management contract or compensatory plan.

Item 15.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	March 10, 2021	By:	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence O. Moorehead	Chief Executive Officer	March 10, 2021
Terrence O. Moorehead	(Principal Executive Officer)

/s/ J. Christopher Teets	Chairman of the Board	March 10, 2021
J. Christopher Teets

/s/ Joseph W. Baty	Executive Vice President,	March 10, 2021
Joseph W. Baty	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Robert B. Mercer	Director	March 10, 2021
Robert B. Mercer

/s/ Richard D. Moss	Director	March 10, 2021
Richard D. Moss

/s/ Mary Beth Springer	Director	March 10, 2021
Mary Beth Springer

/s/ Robert D. Straus	Director	March 10, 2021
Robert D. Straus

/s/ Jeffrey D. Watkins	Director	March 10, 2021
Jeffrey D. Watkins

/s/ Lily Zou	Director	March 10, 2021
Lily Zou

NATURE’S SUNSHINE PRODUCTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year
Year Ended December 31, 2020

Allowance for doubtful accounts receivable	$407	$77	$(30)	$—	$—	$454

Allowance for sales returns	298	2,029	(1,989)	—	13	351

Tax valuation allowance	21,388	(6,120)	—	—	(6)	15,262

Year Ended December 31, 2019

Allowance for doubtful accounts receivable	$460	$10	$(63)	$—	$—	$407

Allowance for sales returns	329	1,843	(1,872)	—	(2)	298

Tax valuation allowance	20,256	1,591	(107)	(372)	20	21,388