Form 10-Q
period 2021-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2021-05-06
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

The number of shares of Common Stock, no par value, outstanding on April 30, 2021, was 19,946,557 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended March 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, but include the following:

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
•world-wide slowdowns and delays related to supply chain, ingredient shortages and logistical challenges;
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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$91,253	$92,069
Accounts receivable, net of allowance for doubtful accounts of $451 and $454, respectively	9,858	7,375
Inventories	46,510	47,683
Prepaid expenses and other	7,178	6,938
Total current assets	154,799	154,065

Property, plant and equipment, net	52,552	54,355
Operating lease right-of-use assets	18,884	20,210
Investment securities - trading	971	989
Deferred income tax assets	7,915	8,693
Other assets	10,710	11,186
Total assets	$245,831	$249,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,939	$6,486
Accrued volume incentives and service fees	20,808	19,481
Accrued liabilities	25,104	31,710
Accrued dividends payable	19,858	—
Deferred revenue	1,673	2,092
Related party notes payable	1,221	1,200
Income taxes payable	1,678	2,387
Current portion of operating lease liabilities	4,629	4,992
Current portion of note payable	1,216	1,306
Total current liabilities	83,126	69,654

Liability related to unrecognized tax benefits	82	92
Long-term portion of operating lease liabilities	15,577	16,412
Long-term note payable	2,110	2,418
Deferred compensation payable	971	989
Deferred income tax liabilities	1,241	1,391
Other liabilities	1,226	1,308
Total liabilities	104,333	92,264

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,915 and 19,697 shares issued and outstanding, respectively	139,402	139,311
Retained earnings	10,188	26,030
Noncontrolling interest	1,984	1,848
Accumulated other comprehensive loss	(10,076)	(9,955)
Total shareholders’ equity	141,498	157,234
Total liabilities and shareholders’ equity	$245,831	$249,498

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$102,421	$95,926
Cost of sales	26,979	24,681
Gross profit	75,442	71,245

Operating expenses:
Volume incentives	34,255	33,018
Selling, general and administrative	33,552	31,065
Operating income	7,635	7,162
Other loss, net	(1,933)	(2,410)
Income before provision for income taxes	5,702	4,752
Provision for income taxes	1,550	1,746
Net income	4,152	3,006
Net income attributable to noncontrolling interests	136	44
Net income attributable to common shareholders	$4,016	$2,962

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.20	$0.15

Diluted earnings per share attributable to common shareholders	$0.20	$0.15

Weighted average basic common shares outstanding	19,794	19,453
Weighted average diluted common shares outstanding	20,236	19,589

Dividends declared per common share	$1.00	$—

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$4,152	$3,006
Foreign currency translation loss (net of tax)	(121)	(109)
Total comprehensive income	$4,031	$2,897

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2021	19,697	$139,311	$26,030	$1,848	$(9,955)	$157,234
Share-based compensation expense	—	1,005	—	—	—	1,005
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	218	(914)	—	—	—	(914)
Cash dividends ($1.00 per share)	—	—	(19,858)	—	—	(19,858)
Net income	—	—	4,016	136	—	4,152
Other comprehensive loss	—	—	—	—	(121)	(121)
Balance at March 31, 2021	19,915	$139,402	$10,188	$1,984	$(10,076)	$141,498

	Common Stock		Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at January 1, 2020	19,410	$135,741	$4,693	$227	$(11,225)	$129,436
Share-based compensation expense	—	394	—	—	—	394
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	60	(159)	—	—	—	(159)
Net income	—	—	2,962	44	—	3,006
Other comprehensive loss	—	—	—	—	(109)	(109)
Balance at March 31, 2020	19,470	$135,976	$7,655	$271	$(11,334)	$132,568

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,152	$3,006
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	17
Depreciation and amortization	2,736	2,602
Non-cash lease expense	1,311	1,270
Share-based compensation expense	1,005	394
Tax benefit from the exercise of stock options	—	159
Loss on sale of property, plant and equipment	—	6
Deferred income taxes	561	249
Purchase of trading investment securities	(16)	(11)
Proceeds from sale of trading investment securities	175	73
Realized and unrealized (gains) losses on investments	(16)	96
Foreign exchange losses	1,529	2,400
Changes in assets and liabilities:
Accounts receivable	(2,689)	1,318
Inventories	536	234
Prepaid expenses and other current assets	(272)	165
Other assets	24	31
Accounts payable	598	704
Accrued volume incentives and service fees	1,644	4,356
Accrued liabilities	(6,248)	(2,206)
Deferred revenue	(394)	406
Lease liabilities	(1,170)	(1,187)
Income taxes payable	(699)	(335)
Liability related to unrecognized tax positions	(10)	(73)
Deferred compensation payable	(22)	(158)
Net cash provided by operating activities	2,735	13,516
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(983)	(1,209)
Net cash used in investing activities	(983)	(1,209)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(397)	—
Payments related to tax withholding for net-share settled equity awards	(914)	—
Tax benefit from exercise of stock options	—	(159)
Net cash used in financing activities	(1,311)	(159)
Effect of exchange rates on cash and cash equivalents	(1,257)	(1,632)
Net increase (decrease) in cash and cash equivalents	(816)	10,516
Cash and cash equivalents at the beginning of the period	92,069	53,629
Cash and cash equivalents at the end of the period	$91,253	$64,145
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$2,026	$1,224
Cash paid for interest	50	3

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of March 31, 2021, and for the three-month periods ended March 31, 2021 and 2020. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Noncontrolling Interests

Noncontrolling interest changed as a result of the net income attributable to noncontrolling interest of $0.1 million and $44,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, noncontrolling interest was $2.0 million and $1.8 million, respectively.

Restructuring Related Accruals and Expenses

We recorded $48,000 and $0.1 million of restructuring related expenses during the three months ended March 31, 2021 and 2020, respectively. Accrued severance and restructuring related costs were $0.1 million and $0.4 million as of March 31, 2021 and December 31, 2020, respectively.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$14,075	$13,956
Work in progress	1,783	1,351
Finished goods	30,652	32,376
Total inventories	$46,510	$47,683

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $1.0 million at March 31, 2021, and $1.0 million at December 31, 2020; and generated gains of $16,000 and generated losses $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 11, 2020, the credit agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. On March 8, 2021, we signed an amendment to the credit agreement that eliminates the Index floor from the calculation of interest. We pay interest on any borrowings under the Credit Agreement, which through March 8, 2021, was at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent (3.00 percent as of December 31, 2020), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. Interest under the amended Credit Agreement is at LIBOR, plus 2.25 percent (2.36 percent as of March 31, 2021), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified prior outstanding borrowings as non-current on our condensed consolidated balance sheet. At March 31, 2021, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. As of March 31, 2021, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We do not expect to make any additional borrowings under the Capital Credit Agreement. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in thirty-six monthly payments, of $0.1 million The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of March 31, 2021, there was $3.3 million outstanding under the Capital Credit Agreement, $1.2 million of which was classified as current.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the Three months ended March 31, 2021 and 2020 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended March 31,
	2021	2020
Net income attributable to common shareholders	$4,016	$2,962

Basic weighted average shares outstanding	19,794	19,453

Basic earnings per share attributable to common shareholders	$0.20	$0.15

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,794	19,453
Stock-based awards	442	136
Diluted weighted-average shares outstanding	20,236	19,589

Diluted earnings per share attributable to common shareholders	$0.20	$0.15

Dilutive shares excluded from diluted-per-share amounts:
Stock options	629	850

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	—	214

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

We have also maintained a stock incentive plan, which was approved by shareholders in 2009 (the “2009 Incentive Plan"), which provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. Under the 2012 Incentive Plan, any shares subject to award, or awards forfeited or reacquired by the Company issued under the 2009 Incentive Plan are available for award up to a maximum of 400,000 shares. As of March 31, 2021, there were no outstanding awards under the 2009 Incentive Plan.

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

Stock option activity for the three-month period ended March 31, 2021, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at January 1, 2021	226	$12.10	$5.42
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	(2)	11.98	6.16
Options outstanding at March 31, 2021	224	12.10	5.41

There was no share-based compensation expense for the three-month periods ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, there was no unrecognized share-based compensation expense related to the stock option grants described above.

At March 31, 2021, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 224,000 shares of common stock was $1.8 million. At December 31, 2020, the aggregate intrinsic value of outstanding and exercisable options to purchase 226,000 shares of common stock was $0.7 million.

For the three-month period ended March 31, 2021, we issued 2,500 shares of common stock upon the exercise of stock options at an average exercise price of $11.98 per share. The aggregate intrinsic value of options exercised during the three-month periods ended March 31, 2021 was $19,000. For the three-month period ended March 31, 2021, the Company recognized $9,000 of tax benefits from the exercise of stock options. There were no stock options exercised during the three-month period ended March 31, 2020.

As of March 31, 2021 and December 31, 2020, there were no unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to revenue and earnings growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At March 31, 2021 and December 31, 2020, there were 92,000 and 82,000 vested RSUs, respectively, granted to the Board of Directors with a restriction period.

Restricted stock unit activity for the three-month period ended March 31, 2021, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at January 1, 2021	1,179	$6.18
Granted	229	15.89
Forfeited	(30)	11.25
Issued	(291)	6.52
Restricted Stock Units outstanding at March 31, 2021	1,087	8.00

During the three-month period ended March 31, 2021, we granted 229,000 RSUs under the 2012 Incentive Plan to the executive officers and other employees, which were comprised of both time-based RSUs and share-priced performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $18.34 per share and vest in annual installments over a three-year period from the grant date. The share-priced performance-based RSUs were issued with a weighted-average grant date fair value of $13.87 per share and vest upon achieving share-priced targets over a three-year period from the grant date.

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

Share-price-performance RSU's market-value was estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Our assumptions include a performance period of three years, expected volatility of between 50.0 percent and 54.7 percent, and a range of risk-free rates of between 0.3 percent and 2.9 percent.

Share-based compensation expense for RSUs for the three-month periods ended March 31, 2021 and 2020, was approximately $0.4 million and $0.3 million, respectively. As of March 31, 2021 and December 31, 2020, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.7 million and $1.3 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.9 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended March 31, 2021 and 2020, was $0.4 million and $0.1 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would recognize up to $2.7 million of potential share-based compensation expense. We currently expect to recognize an additional $2.6 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 75,000 and 22,000 shares for the three-month periods ended March 31, 2021 and 2020, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Net sales:
Asia	$35,755	$30,958
Europe	22,200	20,627
North America	37,762	38,757
Latin America and Other	6,704	5,584
Total net sales	102,421	95,926

Contribution margin (1):
Asia	15,319	14,527
Europe	6,796	6,831
North America	15,440	14,419
Latin America and Other	3,632	2,450
Total contribution margin	41,187	38,227

Selling, general and administrative expenses (2)	33,552	31,065
Operating income	7,635	7,162

Other loss, net	(1,933)	(2,410)
Income before provision for income taxes	$5,702	$4,752
_________________________________________

(1)   Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in China totaled $2.8 million and $1.9 million for the three-month periods ended March 31, 2021 and 2020, respectively. These service fees are included in selling, general and administrative expenses.

From an individual country perspective, the United States and South Korea comprise 10 percent or more of consolidated net sales for the three-month periods ended March 31, 2021 and 2020, as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Net sales:
United States	$34,920	$35,839
South Korea	14,809	16,389
Other	52,692	43,698
	$102,421	$95,926

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Asia
General health	$11,292	$9,046
Immune	203	201
Cardiovascular	9,903	9,339
Digestive	6,871	6,156
Personal care	2,524	3,005
Weight management	4,962	3,211
	35,755	30,958
Europe
General health	$9,472	$7,961
Immune	2,016	2,444
Cardiovascular	2,992	2,897
Digestive	5,540	4,931
Personal care	1,426	1,751
Weight management	754	643
	22,200	20,627
North America
General health	$16,270	$15,464
Immune	4,874	7,798
Cardiovascular	4,225	4,167
Digestive	9,463	8,241
Personal care	1,819	1,929
Weight management	1,111	1,158
	37,762	38,757
Latin America and Other
General health	$1,976	$1,614
Immune	811	809
Cardiovascular	478	378
Digestive	2,870	2,362
Personal care	345	252
Weight management	224	169
	6,704	5,584
	$102,421	$95,926

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	March 31, 2021	December 31, 2020
Property, plant and equipment:
United States	$48,693	$50,025
Other	3,859	4,330
Total property, plant and equipment, net	$52,552	$54,355

Total assets per segment is set forth below (dollar amounts in thousands):

	March 31, 2021	December 31, 2020
Assets:
Asia	$84,668	$82,572
Europe	16,533	16,398
North America	135,710	142,324
Latin America and Other	8,920	8,204
Total assets	$245,831	$249,498

(8)    Income Taxes

For the three months ended March 31, 2021 and 2020, our provision for income taxes, as a percentage of income before income taxes was 27.2 percent and 36.7 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2021, was primarily attributed to transfer pricing adjustments and non-deductible executive compensation, partially offset by favorable deductions for stock compensation.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2020, was primarily attributed to foreign losses during that period that were not expected to provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate for the three months ended March 31, 2021 compared to March 31, 2020 is primarily caused by a decrease in tax liability associated with foreign losses during each period and favorable deductions for stock compensation.

Our U.S. federal income tax returns for 2017 through 2019 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2015 through 2020.

As of March 31, 2021 and December 31, 2020, we had accrued $0.1 million and $0.1 million, respectively, related to unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of March 31, 2021 and December 31, 2020, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.4 million.

Other Litigation

We are a party to various other legal proceedings and disputes in the United States and foreign jurisdictions. As of March 31, 2021 and December 31, 2020, accrued liabilities were $0.5 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.2 million.

(10)     Related Party Transactions

During the three months ended March 31, 2021 and 2020, our joint venture in China, owned 80 percent by us and 20 percent by a wholly owned subsidiary of Fosun Pharma, did not borrow any amounts from the Company or our joint venture partner. As of March 31, 2021 and December 31, 2020 our joint venture in China held a note payable to the Company of $4.9 million and $4.8 million, respectively. As of March 31, 2021 and December 31, 2020 our joint venture held a note payable to our joint venture partner of $1.2 million and $1.2 million, respectively. These notes are payable in less than one year and bear interest of 3.0 percent. The note between the joint venture and the Company eliminates in consolidation.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of March 31, 2021 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$971	$—	$—	$971
Total assets measured at fair value on a recurring basis	$971	$—	$—	$971

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of December 31, 2020 (dollar amounts in thousands):

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

For the three months ended March 31, 2021, and for the year ended December 31, 2020, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the three months ended March 31, 2021 and 2020, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

The following table presents changes in these contract liability balances for the three-month period ended March 31, 2021 (U.S. dollars in thousands):

Outstanding at January 1, 2021	$983
Increase (decrease) attributed to:
Customer loyalty net deferrals	258
Customer loyalty redemptions	(257)
Outstanding at March 31, 2021	$984
The table above excludes liability for sales returns, as they are not significant.

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

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020, and our other reports filed since the date of such Form 10-K.

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

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2 "COVID-19", began aggressively spreading throughout the world, including all the primary markets where we conduct business. As COVID-19 has spread throughout the world, it has impacted our markets differently. At various times during the course of the pandemic and throughout our markets, governments have issued orders and restrictions that have limited the ability of our consultants to meet with consumers, put downward pressure on our sales in many of our markets and added substantial uncertainties to our global supply chain. However, despite such restrictions, we experienced an increase in sales during the first quarter due primarily to increased demand for nutritional supplements. Although we are taking appropriate actions to mitigate the effects COVID-19 may have on our business, such actions may ultimately be insufficient to avoid substantial impact on the consolidated financial statement or material health of the Company. At this time, the duration of any business disruption and related financial impact cannot be reasonably estimated.

In the first quarter of 2021, we experienced an increase in our consolidated net sales of 6.8 percent (or 4.0 percent in local currencies) compared to the same period in 2020. Asia net sales increased approximately 15.5 percent (or 9.1 percent in local currencies) compared to the same period in 2020. Europe net sales increased approximately 7.6 percent (or 4.6 percent in local currencies) compared to the same period in 2020. North America net sales decreased approximately 2.6 percent (or 3.0 percent in local currencies) compared to the same period in 2020. Latin America and Other net sales increased approximately 20.1 percent (or 21.1 percent in local currencies) compared to the same period in 2020. The weakening of the U.S. dollar versus the local currencies, primarily in our Asian and European markets, resulted in an approximate 2.8 percent, or $2.7 million, increase of our net sales during the quarter.

Selling, general and administrative expenses during the three months ended March 31, 2021, increased $2.5 million compared to the same period in 2020, and increased as a percentage of net sales to 32.8 percent from 32.4 percent in 2020. The increase was primarily related to increased selling costs intended to drive growth, as well as growth in markets with higher variable costs.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended March 31, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$102,421	100.0%	$95,926	100.0%	$6,495	6.8%
Cost of sales	26,979	26.3	24,681	25.7	2,298	9.3
Gross profit	75,442	73.7	71,245	74.3	4,197	5.9
Volume incentives	34,255	33.4	33,018	34.4	1,237	3.7
SG&A expenses	33,552	32.8	31,065	32.4	2,487	8.0
Operating income	7,635	7.5	7,162	7.5	473	6.6
Other income (loss), net	(1,933)	(1.9)	(2,410)	(2.5)	477	19.8
Income before income taxes	5,702	5.6	4,752	5.0	950	20.0
Provision (benefit) for income taxes	1,550	1.5	1,746	1.8	(196)	(11.2)
Net income	$4,152	4.1%	$3,006	3.1%	$1,146	38.1%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended March 31, 2021 and 2020 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$35,755	$30,958	15.5%	$1,973	9.1%
Europe	22,200	20,627	7.6	621	4.6
North America	37,762	38,757	(2.6)	156	(3.0)
Latin America and Other	6,704	5,584	20.1	(57)	21.1
	$102,421	$95,926	6.8%	$2,693	4.0%

Consolidated net sales for the three months ended March 31, 2021 and 2020, were $102.4 million and $95.9 million, respectively, which represents an increase of 6.8 percent. The increase was primarily related to notable product sales growth in all of our operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three months ended March 31, 2021, increased 4.0 percent from the same period in 2020.

Asia

Net sales related to Asia for the three months ended March 31, 2021 and 2020, were $35.8 million and $31.0 million, respectively, or an increase of 15.5 percent. In local currency, net sales for the three months ended March 31, 2021, increased 9.1 percent compared to the same period in 2020.

Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased $1.6 million, or 9.6 percent, for the three months ended March 31, 2021, compared to the same period in 2020. In local currency, net sales for the three months ended March 31, 2021, decreased 15.6 percent, compared to the same period in 2020. The decrease for the three months ended March 31, 2021, was primarily the result of government restrictions and social distancing measures in the market intended to slow the spread of COVID-19 that limited independent consultant meetings.

In our Japan market, net sales increased $2.5 million, or 48.1 percent, for the three months ended March 31, 2021, compared to the same period in 2020. In local currencies, net sales for the three months ended March 31, 2021, increased 43.9 percent, compared to the same period in 2020. We attribute the growth in net sales primarily to product promotions intended to stimulate activity which had a positive impact on market sales volume.

In our China market, net sales increased $2.7 million, or 48.2 percent, for the three months ended March 31, 2021, respectively, compared to the same period in 2020. In local currencies, net sales for the three months ended March 31, 2021, increased 38.4 percent, compared to the same period in 2020. We attribute the growth in net sales primarily to initiatives designed to increase independent service providers’ engagement levels and gain market share.

Europe

Net sales related to Europe for the three months ended March 31, 2021 and 2020, were $22.2 million and $20.6 million, respectively, or an increase of 7.6 percent. In local currency, net sales for the three months ended March 31, 2021, increased 4.6 percent, compared to the same period in 2020. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $0.6 million favorable impact on net sales for the three months ended March 31, 2021. Net sales increased primarily as a result of the relative stabilization of the Russian ruble against the U.S. dollar and product promotions that have improved consultant engagement.

North America

Net sales related to North America for the three months ended March 31, 2021 and 2020, were $37.8 million and $38.8 million, or a decrease of 2.6 percent. In local currency, net sales for the three months ended March 31, 2021, decreased 3.0 percent, compared to the same period in 2020.

In the United States, net sales decreased $0.9 million, or 2.6 percent, for the three months ended March 31, 2021, compared to the same period in 2020. The decrease in the market is largely due to a strong buy up during the three months ended March 31, 2020 in response to the spread of COVID-19.

Latin America and Other

Net sales related to Latin America and Other markets for the three months ended March 31, 2021 and 2020, were $6.7 million and $5.6 million, respectively, or an increase of 20.1 percent. In local currency, net sales for the three months ended March 31, 2021, increased 21.1 percent, compared to the same period in 2020. Fluctuations in foreign currency had a $0.1 million unfavorable impact on net sales for the three months ended March 31, 2021. We attribute the growth in net sales primarily to the result of changes in the independent consultant compensation plan as well as an increase in demand for nutritional supplements in response to the spread of COVID-19.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

 Cost of Sales

Cost of sales as a percent of net sales was 26.3 percent and 25.7 percent, for the three months ended March 31, 2021 and 2020, respectively. The increase in cost of sales percentage is due primarily to additional inventory reserves and unfavorable changes in market mix.

Volume Incentives

Volume incentives expense as a percent of net sales was 33.4 percent and 34.4 percent for the three months ended March 31, 2021 and 2020, respectively. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the three months ended March 31, 2021 is primarily due to changes in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are lower than the consolidated average, and the growth in NSP China.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by $2.5 million, to $33.6 million for the three months ended March 31, 2021, compared to the same period in 2020. Selling, general and administrative expenses were 32.8 percent and 32.4 percent of net sales for the three months ended March 31, 2021 and 2020, respectively. The increase in selling, general and administrative expenses for the three months ended March 31, 2021, was primarily related to increased selling costs intended to drive growth, as well as growth in markets with higher variable costs.

Other Income (Loss), Net

Other income (loss), net, for the three months ended March 31, 2021 and 2020, were losses of $1.9 million and $2.4 million, respectively. Other income (loss), for the three months ended March 31, 2021 primarily consisted of foreign exchange gains and losses as a result of net changes in foreign currencies primarily in Asia, Europe and Latin America.

Income Taxes

For the three months ended March 31, 2021 and 2020, our provision for income taxes, as a percentage of income before income taxes was 27.2 percent and 36.7 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2021, was primarily attributed to transfer pricing adjustments and non-deductible executive compensation, partially offset by favorable deductions for stock compensation.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2020, was primarily attributed foreign losses during that period that were not expected to provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate for the three months ended March 31, 2021 compared to March 31, 2020 is primarily caused by a decrease in tax liability associated with foreign losses during each period and favorable deductions for stock compensation.

Our U.S. federal income tax returns for 2017 through 2019 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2015 through 2020.

As of March 31, 2021 and December 31, 2020, we had accrued $0.1 million and $0.1 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2021 and 2020, by business segment.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended March 31, 2021 and 2020, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2021, working capital was $71.7 million, compared to $84.4 million as of December 31, 2020. At March 31, 2021, we had $91.3 million in cash, of which $35.8 million was held in the U.S. and $55.5 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating activities	$2,735	$13,516
Investing activities	(983)	(1,209)
Financing activities	(1,311)	(159)

Operating Activities

For the three months ended March 31, 2021, operating activities provided cash of $2.7 million, compared to $13.5 million in the same period in 2020. Operating cash flows decreased primarily due to the timing of changes in accounts receivable, accrued liabilities, and accrued volume incentives and service fees.

Investing Activities

For the three months ended March 31, 2021, investing activities used cash of $1.0 million, compared to $1.2 million for the same period in 2020. Capital expenditures related to the purchase of equipment, computer systems and software for the three months ended March 31, 2021 and 2020, were $1.0 million and $1.2 million, respectively.

Financing Activities

For the three months ended March 31, 2021, financing activities used cash of $1.3 million, compared to $0.2 million for the same period in 2020. Financing cash used increased primarily due to payments related to tax withholding for net-share settled equity awards.

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 11, 2020 the credit agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. On March 8, 2021, we signed an amendment to the credit agreement that eliminates the Index floor from the calculation of interest. We pay interest on any borrowings under the Credit Agreement, which through March 8, 2021, was at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent (3.00 percent as of December 31, 2020), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. Interest under the amended Credit Agreement is at LIBOR, plus 2.25 percent (2.36 percent as of March 31, 2021), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified prior outstanding borrowings as non-current on our condensed consolidated balance sheet. At March 31, 2021, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. As of March 31, 2021, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We do not expect to make any additional borrowings under the Capital Credit Agreement. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in thirty-six monthly payments, each equal to $0.1 million The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of March 31, 2021, there was $3.3 million outstanding balance under the Capital Credit Agreement, $1.2 million of which was classified as current.

We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including capital allocation considerations and capital expenditures, on both a short- and long-term basis.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2020. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in several countries and intend to grow our international operations. Net sales, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment. For further information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None.

Item 1A.            RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of its Annual Report on Form 10-K for the year ended December 31, 2020.

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

Nature’s Sunshine Products, Inc.

Date:	May 6, 2021	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer

Date:	May 6, 2021	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer