Form 10-K/A
period 2020-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2021-07-09
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  x.
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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s year ended December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTES
This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Nature’s Sunshine Products, Inc. (the “Company” “we” “our” or “us”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, initial filed on March 10, 2021 (the “Annual Report”), to (i) add Exhibit 4.1 - “Description of Capital Stock of Nature’s Sunshine Products, Inc.” as a document filed as an exhibit to the Form 10-K, (ii) add Cover Page Interactive Data File as an exhibit to the Form 10-K, and (iii) add Exhibit 10.15 - Stockholder Agreement dated June 26, 2014, between Nature’s Sunshine Products, Inc. and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. to the exhibit index.

As contemplated by Item 601(b)(4)(vi) of Regulation S-K and Instruction 1 to such Item 601(b)(4)(vi), Exhibit 4.1 provides the information required by Item 202(a) through (d) and (f) of Regulation S-K with respect to our shares of common stock, par value $0.01 per share (the “Common Stock”). The Common Stock is our only class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Except for the matter described above, this Amendment does not update or otherwise amend the Annual Report as previously filed. This Amendment does not update the Annual Report for changes in events, estimates or other developments subsequent to the date of the original filing of the Annual Report on March 10, 2021.

LIST OF EXHIBITS

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Description of Capital Stock of Nature’s Sunshine Products, Inc.
10.1(4)*	Tax Deferred Retirement Plan, Restated January 1, 2012.
10.2(5)*	Supplemental Elective Deferral Plan, as Amended effective as of January 1, 2008.
10.3(7)	2009 Stock Incentive Plan.
10.4(6)*	Form of Award Agreement (2009 Stock Incentive Plan).
10.5(7)*	Employment Agreement, dated January 1, 2015, by and between the Company and Gregory L. Probert.
10.6(8)*	Stock Option Agreement, dated June 16, 2011, by and between the Company and Gregory L. Probert.
10.7(9)	2012 Stock Incentive Plan and Amendment No. 1 to 2012 Stock Incentive Plan.
10.8(9)*	Form of Award Agreement (2012 Stock Incentive Plan).
10.9(10)*	Amended and Restated Employment Agreement, dated March 31, 2020, by and between the Company and Joseph W. Baty.
10.10(11) *	Amended and Restated Employment Agreement, dated March 31, 2020, by and between the Company and Bryant J. Yates.
10.11 (12)*	Consulting Service Agreement, dated September 25, 2018, between the Company and Gregory L. Probert.
10.12 (13)*	Letter Agreement, dated September 25, 2018, between the Company and Gregory L. Probert.
10.13 (14)*	Executive Agreement, dated September 14, 2018, between the Company and Terrence Moorehead.
10.14 (15)*	Amendment to Executive Agreement, dated October 19, 2018, between the Company and Terrence Moorehead.
10.15 (17)	Stockholder Agreement dated June 26, 2014, between Nature’s Sunshine Products, Inc. and Shanghai Fosun Pharmaceutical (Group) Co., Ltd.
21(16)	List of Subsidiaries of Registrant.
23.1(16)	Consent of Independent Registered Public Accounting Firm.
31.1(3)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(3)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(16)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(16)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS (16)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(16)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(16)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(16)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(16)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(16)	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(2)	Incorporated herein by reference and filed with the original 10-K filing on March 10, 2021.
(3)	Filed herewith.
(4)	Previously filed as Exhibit 10.1 to the Annual Report on Form 10-K filed on March 13, 2015, and is incorporated herein by reference.
(5)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on March 14, 2016, and is incorporated herein by reference.
(6)	Previously filed as Appendix C to the Registrant’s Proxy Statement filed on October 19, 2009, and is incorporated herein by reference.
(7)	Previously filed as Exhibit 10.1 to the Current report on Form 8-K filed on February 19, 2015, and is incorporated herein by reference.
(8)	Previously filed as Exhibit 10.2 to the Current report on Form 8-K filed on June 22, 2011, and is incorporated herein by reference.
(9)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 15, 2015, and is incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2020, and is incorporated herein by reference.
(11)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on April 7, 2020, and is incorporated herein by reference.
(12)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(13)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(14)	Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2018, and is incorporated herein by reference.
(16)	Incorporated herein by reference and filed with the original 10-K filing on March 10, 2021.
(17)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 2, 2014, and is incorporated herein by reference.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	July 9, 2021	By:	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
Chief Executive Officer (Principal Executive Officer)

EXHIBIT 4.1

DESCRIPTION OF THE REGISTRANT’S SECURITIES
REGISTERED PURSUANT TO SECTION 12 OF THE SECURITIES
EXCHANGE ACT OF 1934

Nature’s Sunshine Products, Inc. (“Nature’s Sunshine,” “the Company,” “we,” “our,” or “us”) has one class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended: our common stock.

DESCRIPTION OF CAPITAL STOCK

The following summary of the terms of our capital stock is based upon our Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) and our Amended and Restated Bylaws (the “Bylaws”). The summary is not complete, and is qualified by reference to our Articles of Incorporation and our Bylaws, which are filed as exhibits to this Annual Report on Form 10-K and are incorporated by reference herein. We encourage you to read our Articles of Incorporation, our Bylaws and the applicable provisions of the Utah Revised Business Corporation Act for additional information.

Authorized Shares of Capital Stock

Our authorized capital stock consists of 50,000,000 shares of common stock, no par value, and 10,000,000 shares of preferred stock, no par value. As of February 26, 2021, there were 19,795,732 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding. The outstanding shares of our common stock are duly authorized, validly issued, fully paid, and non-assessable.

Listing

Our common stock is listed and principally traded on the NASDAQ Capital Market under the symbol “NATR”.

Voting Rights

Each holder of shares of our common stock is entitled to one (1) vote for each share held of record by such holder on the applicable record date on all matters submitted to a vote of shareholders of common stock. The holders of common stock do not have cumulative voting rights.

Dividend Rights

The holders of common stock are entitled to receive dividends from funds legally available therefor, when and if declared, on such conditions and at such times as the Board of Directors may designate, provided, however, that no dividends shall be made with respect to the common stock until any preferential dividends required to be paid or set apart for any shares of preferred stock have been paid or set apart.

Rights upon Liquidation

Subject to any prior or superior rights of liquidation as may be conferred upon any preferred stock, and after payment or provision for payment of the debts and other liabilities of the Company, upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock then outstanding shall be entitled to receive all of the assets and funds of the Company remaining and available for distribution. Such assets and funds shall be divided among and paid to the holders of common stock, on a pro-rata basis, according to the number of shares of common stock held by them.

Other Rights and Preferences

Our Articles of Incorporation provide that no holder of shares of the Company of any class now or hereafter authorized, as holders of such shares, shall have any preferential or preemptive right to subscribe for, purchase or receive any shares of the Company of any class, now or hereafter authorized, or any options or warrants for such shares, or any rights to subscribe to or purchase such shares or any securities convertible into or exchangeable for such shares, which may at any time be issued, sold or offered for sale by the Company.

Fosun Preemptive Rights

Pursuant to that certain Stockholder Agreement dated June 26, 2014 between the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. ("Fosun"), Fosun has the right to purchase its pro rata share of any equity securities offered for sale by the Company, subject to certain limited exceptions. Fosun's pro rata share is based on the ratio that the number of shares of common stock held by Fosun bears to the total number of shares of common stock outstanding immediately prior to such offering.

Transfer Agent and Registrar

American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock.

Certain Anti-Takeover Effects

Certain provisions of our Articles of Incorporation and Bylaws may be deemed to have an anti-takeover effect.

Advance Notice Requirements for Shareholder Proposals and Director Nominations. Our Bylaws provide advance notice procedures for shareholders seeking to bring business before our annual meeting of shareholders or to nominate candidates for election as directors at our annual meeting of shareholders and specify certain requirements regarding the form and content of a shareholder’s notice. These provisions might preclude our shareholders from bringing matters before our annual meeting of shareholders or from making nominations for directors at our annual meeting of shareholders if the proper procedures are not followed.

Additional Authorized Shares of Capital Stock. The additional shares of authorized common stock and preferred stock available for issuance under our Articles of Incorporation, could be issued at such times, under such circumstances and with such terms and conditions as to impede a change in control.

Issuance of Undesignated Preferred Stock. Our board of directors has the authority, without further action by the shareholders, to issue shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our board of directors. The existence of authorized but unissued shares of preferred stock would enable our board of directors to render more difficult or to discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or other means.

Limitations on Stockholder Ability to Act by Written Consent or Call Special Meetings. The Articles of Incorporation eliminate the right of shareholders to act by written consent without a meeting. Further, the Bylaws and Articles of Incorporation provide that special meetings of shareholders may be called only by the Board of Directors acting pursuant to a resolution adopted by a majority of the Board of Directors or by the Secretary, following his or her receipt of one or more written demands to call a special meeting from shareholders of record who hold, in the aggregate, at least ten percent (10%) of the voting power of the outstanding shares of the corporation.

Classified Board. The Company’s board of directors is divided into three classes. The directors in each class serve for a three-year term, one class being elected each year by the Company’s shareholders, with staggered three-year terms. Only one class of directors will be elected at each annual meeting of the Company’s shareholders, with the other classes continuing for the remainder of their respective three-year terms.