Form 10-Q
period 2021-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2021-08-05
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

The number of shares of Common Stock, no par value, outstanding on July 23, 2021, was 19,936,372 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended June 30, 2021

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$74,902	$92,069
Accounts receivable, net of allowance for doubtful accounts of $446 and $454, respectively	9,979	7,375
Inventories	50,957	47,683
Prepaid expenses and other	7,851	6,938
Total current assets	143,689	154,065

Property, plant and equipment, net	52,191	54,355
Operating lease right-of-use assets	18,564	20,210
Investment securities - trading	984	989
Deferred income tax assets	7,043	8,693
Other assets	10,719	11,186
Total assets	$233,190	$249,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,781	$6,486
Accrued volume incentives and service fees	19,797	19,481
Accrued liabilities	26,303	31,710
Deferred revenue	1,969	2,092
Related party notes payable	921	1,200
Income taxes payable	2,528	2,387
Current portion of operating lease liabilities	4,467	4,992
Current portion of note payable	1,226	1,306
Total current liabilities	64,992	69,654

Liability related to unrecognized tax benefits	5	92
Long-term portion of operating lease liabilities	15,416	16,412
Long-term note payable	1,800	2,418
Deferred compensation payable	984	989
Deferred income tax liabilities	1,604	1,391
Other liabilities	1,236	1,308
Total liabilities	86,037	92,264

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,990 and 19,697 shares issued and outstanding, respectively	138,308	139,311
Retained earnings	16,728	26,030
Noncontrolling interest	2,238	1,848
Accumulated other comprehensive loss	(10,121)	(9,955)
Total shareholders’ equity	147,153	157,234
Total liabilities and shareholders’ equity	$233,190	$249,498

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Net sales	$108,978	$87,286
Cost of sales	28,463	23,017
Gross profit	80,515	64,269

Operating expenses:
Volume incentives	35,443	29,165
Selling, general and administrative	35,586	28,504
Operating income	9,486	6,600
Other income, net	529	1,509
Income before provision for income taxes	10,015	8,109
Provision for income taxes	3,221	1,976
Net income	6,794	6,133
Net income attributable to noncontrolling interests	254	379
Net income attributable to common shareholders	$6,540	$5,754

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.33	$0.30

Diluted earnings per share attributable to common shareholders	$0.32	$0.29

Weighted average basic common shares outstanding	19,999	19,491
Weighted average diluted common shares outstanding	20,503	19,783

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Net sales	$211,399	$183,212
Cost of sales	55,442	47,698
Gross profit	155,957	135,514

Operating expenses:
Volume incentives	69,698	62,183
Selling, general and administrative	69,138	59,569
Operating income	17,121	13,762
Other loss, net	(1,404)	(901)
Income before provision for income taxes	15,717	12,861
Provision for income taxes	4,771	3,722
Net income	10,946	9,139
Net income attributable to noncontrolling interests	390	423
Net income attributable to common shareholders	$10,556	$8,716

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.53	$0.45

Diluted earnings per share attributable to common shareholders	$0.52	$0.44

Weighted average basic common shares outstanding	19,897	19,472
Weighted average diluted common shares outstanding	20,340	19,725

Dividends declared per common share	$1.00	$—

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Net income	$6,794	$6,133
Foreign currency translation loss (net of tax)	(45)	(151)
Total comprehensive income	$6,749	$5,982

	Six Months Ended June 30,
	2021	2020
Net income	$10,946	$9,139
Foreign currency translation loss (net of tax)	(166)	(260)
Total comprehensive income	$10,780	$8,879

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	19,697	$139,311	$26,030	$1,848	$(9,955)	$157,234
Share-based compensation expense	—	1,005	—	—	—	1,005
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	218	(914)	—	—	—	(914)
Cash dividends ($1.00 per share)	—	—	(19,858)	—	—	(19,858)
Net income	—	—	4,016	136	—	4,152
Other comprehensive loss	—	—	—	—	(121)	(121)
Balance at March 31, 2021	19,915	$139,402	$10,188	$1,984	$(10,076)	$141,498
Share-based compensation expense	—	1,066	—	—	—	1,066
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	152	(660)	—	—	—	(660)
Repurchase of common stock	(77)	(1,500)	—	—	—	(1,500)
Net income	—	—	6,540	254	—	6,794
Other comprehensive loss	—	—	—	—	(45)	(45)
Balance at June 30, 2021	19,990	$138,308	$16,728	$2,238	$(10,121)	$147,153

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	19,410	$135,741	$4,693	$227	$(11,225)	$129,436
Share-based compensation expense	—	394	—	—	—	394
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	60	(159)	—	—	—	(159)
Net income	—	—	2,962	44	—	3,006
Other comprehensive loss	—	—	—	—	(109)	(109)
Balance at March 31, 2020	19,470	$135,976	$7,655	$271	$(11,334)	$132,568
Share-based compensation expense	—	736	—	—	—	736
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	40	(51)	—	—	—	(51)
Net income	—	—	5,754	379	—	6,133
Other comprehensive loss	—	—	—	—	(151)	(151)
Balance at June 30, 2020	19,510	$136,661	$13,409	$650	$(11,485)	$139,235

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,946	$9,139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	17
Depreciation and amortization	5,541	5,070
Non-cash lease expense	2,626	2,257
Share-based compensation expense	2,071	1,130
Loss on sale of property, plant and equipment	12	6
Deferred income taxes	1,753	912
Purchase of trading investment securities	(24)	(35)
Proceeds from sale of trading investment securities	175	146
Realized and unrealized (gains) losses on investments	(67)	4
Foreign exchange losses	1,572	996
Changes in assets and liabilities:
Accounts receivable	(2,755)	173
Inventories	(3,777)	(4,114)
Prepaid expenses and other current assets	(918)	(1,523)
Other assets	(108)	(69)
Accounts payable	1,079	(138)
Accrued volume incentives and service fees	483	1,523
Accrued liabilities	(5,473)	59
Deferred revenue	(111)	582
Lease liabilities	(2,487)	(2,072)
Income taxes payable	261	607
Liability related to unrecognized tax benefits	(87)	(135)
Deferred compensation payable	—	(115)
Net cash provided by operating activities	10,712	14,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,898)	(2,210)
Net cash used in investing activities	(2,898)	(2,210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(19,858)	—
Principal payments of long-term debt	(698)	—
Proceeds from note payable	—	5,374
Payments related to tax withholding for net-share settled equity awards	(1,574)	—
Tax benefit from exercise of stock options	—	(210)
Repurchase of common shares	(1,500)	—
Net cash provided by (used in) financing activities	(23,630)	5,164
Effect of exchange rates on cash and cash equivalents	(1,351)	(748)
Net increase (decrease) in cash and cash equivalents	(17,167)	16,626
Cash and cash equivalents at the beginning of the period	92,069	53,629
Cash and cash equivalents at the end of the period	$74,902	$70,255
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$2,582	$2,143
Cash paid for interest	111	3

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of June 30, 2021, and for the three and six-month periods ended June 30, 2021 and 2020. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 as amended by Form 10-K/A on July 9, 2021.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.3 million and $0.4 million for the three and six months ended June 30, 2021, respectively. Net income attributable to the noncontrolling interests was $0.4 million and net income attributable to noncontrolling interests was $0.4 million occurred for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, noncontrolling interests were $2.2 million and $1.8 million, respectively.

Restructuring Related Accruals and Expenses

We recorded $0 and $48,000 of restructuring related expenses during the three and six months ended June 30, 2021, respectively. We recorded $0 and $0.1 million restructuring related expenses during the three and six months ended June 30, 2020. Accrued severance and restructuring related costs were $13,000 and $0.4 million as of June 30, 2021 and December 31, 2020, respectively.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$16,360	$13,956
Work in progress	1,736	1,351
Finished goods	32,861	32,376
Total inventories	$50,957	$47,683

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $1.0 million at June 30, 2021, and $1.0 million at December 31, 2020, and generated gains of $50,000 and $93,000 for the three months ended June 30, 2021 and 2020, respectively, and gains of $67,000 and losses of $4,000 for the six months ended June 30, 2021 and 2020, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 11, 2020 the credit agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. On March 8, 2021, we signed an amendment to the credit agreement that eliminates the Index floor from the calculation of interest. We pay interest on any borrowings under the Credit Agreement, which through March 8, 2021, was at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent (3.00 percent as of December 31, 2020), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. Interest under the amended Credit Agreement is at LIBOR, plus 2.25 percent (2.35 percent as of June 30, 2021 ), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified prior outstanding borrowings as non-current on our condensed consolidated balance sheet. At June 30, 2021, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. As of June 30, 2021, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We currently do not expect to make any additional borrowings under the Capital Credit

Agreement. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in 36 monthly payments, of $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of June 30, 2021, there was $3.0 million outstanding balance under the Capital Credit Agreement, $1.2 million of which was classified as current.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2021 and 2020 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$6,540	$5,754	$10,556	$8,716

Basic weighted average shares outstanding	19,999	19,491	19,897	19,472

Basic earnings per share attributable to common shareholders	$0.33	$0.30	$0.53	$0.45

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,999	19,491	19,897	19,472
Stock-based awards	504	292	443	253
Diluted weighted-average shares outstanding	20,503	19,783	20,340	19,725

Diluted earnings per share attributable to common shareholders	$0.32	$0.29	$0.52	$0.44

Dilutive shares excluded from diluted-per-share amounts:
Stock options	563	844	563	844

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	—	264	—	239

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based options to purchase shares of common stock for which certain earnings metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted- average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the periods presented.

(6)    Capital Transactions

Dividends

On March 10, 2021, we announced a special non-recurring cash dividend of $1.00 per common share in an aggregate amount of $19.9 million that was paid on April 5, 2021, to shareholders of record on March 29, 2021. In accordance with the provisions of our 2012 Stock Incentive Plan (the "2012 Incentive Plan"), we are required to make the participant's original grant whole by preventing either dilution or enlargement of the benefits or potential benefits intended by the original grant. The 2012 Incentive Plan also provides our Compensation Committee the discretion to accomplish this. See further discussion in the Share-Based Compensation section of this note.

The declaration of future dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. At June 30, 2021, the remaining balance available for repurchases under the program was $13.5 million.

Share-Based Compensation

During the year ended December 31, 2012, our shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan. The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award, as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500,000 shares of our common stock were originally authorized for the granting of awards under the 2012 Incentive Plan. In 2015, our shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of common stock reserved for issuance by 1,500,000 shares. On May 5, 2021, our shareholders approved the Amended and Restated 2012 Stock Incentive Plan, which among other amendments, increased the number of shares of common stock reserved for issuance by 2,000,000 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

We have also maintained a stock incentive plan, which was approved by shareholders in 2009 (the “2009 Incentive Plan"), which provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. As of June 30, 2021, there were no outstanding awards under the 2009 Incentive Plan.

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

Stock option activity for the six-month period ended June 30, 2021, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2020	226	$12.10	$5.42
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	(50)	12.00	6.62
Options outstanding at June 30, 2021	176	$12.12	$5.08

There was no share-based compensation expense for the three- and six-month periods ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, there was no unrecognized share-based compensation expense related to the grants described above.

As a result of the special dividend, we issued 4,300 shares to outstanding option holders as dividend equivalents in order to keep the participant's original grant whole. Because this modification was required under the provisions of our stock incentive plans, no additional share-based compensation expense was recorded.

At June 30, 2021, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 176,000 shares of common stock was $0.9 million. At December 31, 2020, the aggregate intrinsic value of outstanding and exercisable options to purchase 226,000 shares of common stock was $0.7 million.

For the six-month periods ended June 30, 2021 and 2020, we issued 50,000 and 25,000 shares of common stock upon the exercise of stock options at an average exercise price of $12.00 and $5.79 per share, respectively. The aggregate intrinsic value of options exercised during the six-month periods ended June 30, 2021 and 2020, was $0.4 million and $0.1 million, respectively. For the six-month periods ended June 30, 2021 and 2020, the Company recognized $0.2 million and $48,000 of tax benefits from the exercise of stock options, respectively.

As of June 30, 2021 and December 31, 2020, we did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to revenue and earnings growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At June 30, 2021 and December 31, 2020, there were 87,000 and 82,000 vested RSUs, respectively, granted to the Board of Directors with a restriction period.

 Restricted stock unit activity for the six-month period ended June 30, 2021, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2020	1,179	$6.18
Granted	300	11.86
Forfeited	(30)	11.25
Issued	(436)	6.07
Restricted Stock Units outstanding at June 30, 2021	1,013	8.23

During the six-month period ended June 30, 2021, we granted 300,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of both time-based RSUs and share-priced performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $18.25 per share and vest in annual installments over a three-year period from the grant date. The share-priced performance-based RSUs were issued with a weighted-average grant date fair value of $13.87 per share and vest upon achieving share-priced targets over a three-year period from the grant date.

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

Share-price performance-based RSUs were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Our assumptions include a performance period of three years, expected volatility of between 50.0 percent and 54.70 percent, and a range of risk-free rates between 0.3 percent and 2.9 percent.

Share-based compensation expense for RSUs for the three-month periods ended June 30, 2021 and 2020, was approximately $0.6 million and $0.5 million, respectively. Share-based compensation expense from RSUs for the six-month periods ended June 30, 2021 and 2020, was approximately $1.0 million and $0.8 million, respectively. As of June 30, 2021 and December 31, 2020, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.6 million and $1.3 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.9 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended June 30, 2021 and 2020, was $0.5 million and $0.2 million, respectively. Share-based compensation expense related to performance-based RSUs for the six-month periods ended June 30, 2021 and 2020, was $0.9 million and $0.3 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would recognize up to $2.2 million of potential share-based compensation expense. We currently expect to recognize an additional $2.1 million of that potential share-based compensation expense.

As a result of the special dividend, we issued 22,000 time-based RSUs and 26,200 performance-based RSUs that mirror the original grant time and performance-based vesting targets and requirements as dividend equivalents in order to keep the participant's original grant whole. These awards are included total share granted in the table above. Because this modification was required under the provisions of our stock incentive plans, no additional share-based compensation expense was recorded.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 121,000 and 24,000 shares for the six-month periods ended June 30, 2021 and 2020, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Asia	$43,536	$32,757	$79,291	$63,715
Europe	21,455	15,465	43,655	36,092
North America	37,372	34,471	75,134	73,228
Latin America and Other	6,615	4,593	13,319	10,177
Total net sales	108,978	87,286	211,399	183,212

Contribution margin (1):
Asia	18,463	16,052	33,782	30,579
Europe	6,588	5,202	13,384	12,033
North America	16,259	11,904	31,699	26,323
Latin America and Other	3,762	1,946	7,394	4,396
Total contribution margin	45,072	35,104	86,259	73,331

Selling, general and administrative expenses (2)	35,586	28,504	69,138	59,569
Operating income	9,486	6,600	17,121	13,762

Other income (loss), net	529	1,509	(1,404)	(901)
Income before provision for income taxes	$10,015	$8,109	$15,717	$12,861
_________________________________________

(1)   Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in China totaled $3.7 million and $6.5 million for the three and six-month periods ended June 30, 2021, respectively, compared to $2.9 million and $4.8 million for the three and six-month periods ended June 30, 2020. These service fees are included in selling, general and administrative expenses.

From an individual country perspective, the United States and South Korea comprise 10 percent or more of consolidated net sales for the three and six-month periods ended June 30, 2021 and 2020, as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
United States	$34,378	$32,147	$69,298	$67,986
South Korea	17,546	14,466	32,355	30,855
Other	57,054	40,673	109,746	84,371
	$108,978	$87,286	$211,399	$183,212

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Asia
General health	$12,698	$8,263	$23,990	$17,309
Immune	382	179	585	380
Cardiovascular	12,260	9,323	22,163	18,662
Digestive	7,747	8,391	14,618	14,547
Personal care	5,290	1,877	7,814	4,882
Weight management	5,159	4,724	10,121	7,935
	43,536	32,757	79,291	63,715
Europe
General health	$9,667	$6,816	$19,139	$14,776
Immune	1,818	1,370	3,834	3,814
Cardiovascular	2,836	2,215	5,828	5,112
Digestive	5,567	3,781	11,107	8,713
Personal care	999	718	2,425	2,469
Weight management	568	565	1,322	1,208
	21,455	15,465	43,655	36,092
North America
General health	$16,349	$14,887	$32,619	$30,351
Immune	4,101	5,049	8,975	12,847
Cardiovascular	4,010	3,679	8,235	7,846
Digestive	10,016	7,858	19,479	16,099
Personal care	1,834	1,975	3,653	3,904
Weight management	1,062	1,023	2,173	2,181
	37,372	34,471	75,134	73,228
Latin America and Other
General health	$1,873	$1,350	$3,848	$2,964
Immune	697	380	1,508	1,489
Cardiovascular	425	263	903	641
Digestive	3,001	2,264	5,872	4,326
Personal care	398	212	743	464
Weight management	221	124	445	293
	6,615	4,593	13,319	10,177
	$108,978	$87,286	$211,399	$183,212

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	June 30, 2021	December 31, 2020
Property, plant and equipment:
United States	$48,396	$50,025
Other	3,795	4,330
Total property, plant and equipment, net	$52,191	$54,355

Total assets per segment is set forth below (dollar amounts in thousands):

	June 30, 2021	December 31, 2020
Assets:
Asia	$89,245	$82,572
Europe	18,453	16,398
North America	116,074	142,324
Latin America and Other	9,418	8,204
Total assets	$233,190	$249,498

(8)    Income Taxes

For the three months ended June 30, 2021 and 2020, our provision for income taxes, as a percentage of income before income taxes was 32.2 percent and 24.4 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2021 and 2020, our provision for income taxes, as a percentage of income before income taxes was 30.4 percent and 28.9 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2021, was primarily attributed to an increase in tax liability associated with transfer pricing adjustments, non-deductible executive compensation, and net unfavorable foreign tax related items, partially offset by favorable deductions for stock compensation.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2020, was primarily attributed to transfer pricing adjustments and foreign losses during those periods that were not expected to provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate for the three and six months ended June 30, 2021 compared to June 30, 2020 is primarily caused by an increase in tax liability associated with transfer pricing adjustments and non-deductible executive compensation, partially offset by favorable deductions for stock compensation.

As the U.S. Department of the Treasury is working on finalizing Treasury Regulations with respect to the Tax Cuts and Jobs Act (Tax Reform Act), future changes could likewise affect recorded deferred tax assets and liabilities in later periods. Management is not aware of any such additional changes that would have a material effect on our results of operations, cash flows or financial position.

Our U.S. federal income tax returns for 2017 through 2019 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2014 through 2020.

As of June 30, 2021 and December 31, 2020, we had accrued $5,000 and $0.1 million, respectively, related to unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of June 30, 2021 and December 31, 2020, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.8 million.

Other Litigation

We are a party to various other legal proceedings and disputes in the United States and foreign jurisdictions. As of June 30, 2021 and December 31, 2020, accrued liabilities were $0.5 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.3 million.

(10)     Related Party Transactions

During the three and six months ended June 30, 2021 and 2020, our joint venture in China, owned 80% percent by us and 20% percent by a wholly owned subsidiary of Fosun Pharma, did not borrow any amounts from the Company or our joint venture partner. As of June 30, 2021 and December 31, 2020 outstanding borrowings by NSP China from the Company were $3.7 million and $4.8 million, respectively. As of June 30, 2021 and December 31, 2020 outstanding borrowings by NSP China from our joint venture partner were $0.9 million and $1.2 million, respectively. These notes are payable in less than one year and bear interest of 3.0 percent. The notes between NSP China and the Company eliminate in consolidation.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of June 30, 2021 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$984	$—	$—	$984
Total assets measured at fair value on a recurring basis	$984	$—	$—	$984

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

For the six months ended June 30, 2021, and for the year ended December 31, 2020, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the six months ended June 30, 2021 and 2020, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Contract Liabilities - Customer Loyalty Programs

Historically, we have offered loyalty point programs which allowed customers to earn loyalty points on personal orders. Loyalty points were recorded as contract liabilities in deferred revenue. These programs were accounted for as a reduction in the transaction price and generally recognized as points that were redeemed for additional products. During the year ended December 31, 2020 these programs were discontinued. As of June 30, 2021, there were no outstanding loyalty points.

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

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2 "COVID-19", began aggressively spreading throughout the world, including all the primary markets where we conduct business. As COVID-19 has spread throughout the world, it has impacted our markets differently. At various times during the course of the pandemic and throughout our markets, governments have issued orders and restrictions that have limited the ability of our consultants to meet with consumers, put downward pressure on our sales in many of our markets and added substantial uncertainties to our global supply chain. However, despite such restrictions, we experienced an increase in sales during the second quarter due primarily to increased demand for nutritional supplements. Although we are taking appropriate actions to mitigate the effects COVID-19 may have on our business, such actions may ultimately be insufficient to avoid substantial impact on the consolidated financial statement or material health of the Company. At this time, the duration of any business disruption and related financial impact cannot be reasonably estimated.

In the second quarter of 2021, we experienced an increase in our consolidated net sales of 24.9 percent (or 20.7 percent in local currencies) compared to the same period in 2020. Asia net sales increased approximately 32.9 percent (or 26.0 percent in local currencies) compared to the same period in 2020. Europe net sales increased approximately 38.7 percent (or 33.9 percent in local currencies) compared to the same period in 2020. North America net sales increased approximately 8.4 percent (or 7.4 percent in local currencies) compared to the same period in 2020. Latin America and Other net sales increased approximately 44.0 percent (or 39.1 percent in local currencies) compared to the same period in 2020. The weakening of the U.S. dollar versus the local currencies, primarily in our Asian and European markets, resulted in an approximate 4.2 percent, or $3.6 million, increase of our net sales during the quarter.

Selling, general and administrative expenses during the three months ended June 30, 2021, increased $7.1 million compared to the same period in 2020, and remained consistent as a percentage of net sales at 32.7 percent. The dollar increase was primarily related to increased selling costs intended to drive growth, including the rollout of a new compensation plan for independent consultants, introduction of virtual events, as well as growth in markets with higher variable costs.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$108,978	100.0%	$87,286	100.0%	$21,692	24.9%
Cost of sales	28,463	26.1	23,017	26.4	5,446	23.7
Gross profit	80,515	73.9	64,269	73.6	16,246	25.3
Volume incentives	35,443	32.5	29,165	33.4	6,278	21.5
SG&A expenses	35,586	32.7	28,504	32.7	7,082	24.8
Operating income	9,486	8.7	6,600	7.6	2,886	43.7
Other income, net	529	0.5	1,509	1.7	(980)	(64.9)
Income before income taxes	10,015	9.2	8,109	9.3	1,906	23.5
Provision for income taxes	3,221	3.0	1,976	2.3	1,245	63.0
Net income	$6,794	6.2%	$6,133	7.0%	$661	10.8%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the six months ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$211,399	100.0%	$183,212	100.0%	$28,187	15.4%
Cost of sales	55,442	26.2	47,698	26.0	7,744	16.2
Gross profit	155,957	73.8	135,514	74.0	20,443	15.1
Volume incentives	69,698	33.0	62,183	33.9	7,515	12.1
SG&A expenses	69,138	32.7	59,569	32.5	9,569	16.1
Operating income	17,121	8.1	13,762	7.5	3,359	24.4
Other loss, net	(1,404)	(0.7)	(901)	(0.5)	(503)	(55.8)
Income before income taxes	15,717	7.4	12,861	7.0	2,856	22.2
Provision for income taxes	4,771	2.3	3,722	2.0	1,049	28.2
Net income	$10,946	5.2%	$9,139	5.0%	$1,807	19.8%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$43,536	$32,757	32.9%	$2,271	26.0%
Europe	21,455	15,465	38.7	753	33.9
North America	37,372	34,471	8.4	339	7.4
Latin America and Other	6,615	4,593	44.0	225	39.1
	$108,978	$87,286	24.9%	$3,588	20.7%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the six months ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$79,291	$63,715	24.4%	$4,244	17.8%
Europe	43,655	36,092	21.0	1,374	17.1
North America	75,134	73,228	2.6	495	1.9
Latin America and Other	13,319	10,177	30.9	168	29.2
	$211,399	$183,212	15.4%	$6,281	12.0%

Consolidated net sales for the three and six months ended June 30, 2021, were $109.0 million and $211.4 million, respectively, compared to $87.3 million and $183.2 million for the same period in 2020, which represents increases of 24.9 percent and 15.4 percent, respectively. The increase for the three and six months ended June 30, 2021, was primarily related to notable product sales growth in all of our operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and six months ended June 30, 2021, increased 20.7 percent and 12.0 percent, respectively, from the same periods in 2020.

Asia

Net sales related to Asia for the three and six months ended June 30, 2021, were $43.5 million and $79.3 million, respectively, compared to $32.8 million and $63.7 million for the same periods in 2020, or increases of 32.9 percent and 24.4 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2021, increased 26.0 percent and 17.8 percent, respectively, compared to the same periods in 2020.
Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales increased $3.1 million and $1.5 million, or increased 21.3 percent and 4.9 percent, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. In local currency, net sales for the three and six months ended June 30, 2021, increased 11.6 percent and decreased 2.8 percent, respectively, compared to the same periods in 2020. The increase for the three months and decrease for the six months ended June 30, 2021, was primarily the result of fluctuations in the severity of government restrictions in the market intended to slow the spread of COVID-19, that impacted attendance at consultant meetings.

In our Japan market, net sales increased $2.3 million and $4.8 million, or 35.5 percent and 41.2 percent, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. In local currencies, net sales for the three and six months ended June 30, 2021, increased 37.5 percent and 40.4 percent, respectively, compared to the same periods in

2020. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements as a result of COVID-19.

In our China market, net sales increased $1.9 million and $4.6 million, or 22.3 percent and 32.5 percent, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. In local currencies, net sales for the three and six months ended June 30, 2021, increased 15.1 percent and 24.2 percent, respectively, compared to the same periods in 2020. Although net sales in 2020 were affected by government restrictions in the market intended to slow the spread of COVID-19, we attribute the growth in net sales primarily to initiatives designed to increase independent service providers’ engagement levels and gain market share.

Europe

Net sales related to Europe for the three and six months ended June 30, 2021, were $21.5 million and $43.7 million, respectively, compared to $15.5 million and $36.1 million for the same periods in 2020, or increases of 38.7 percent and 21.0 percent. In local currency, net sales for the three and six months ended June 30, 2021, increased 33.9 percent and 17.1 percent, respectively, compared to the same periods in 2020. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had favorable impacts on net sales of $0.8 million and $1.4 million for the three and six months ended June 30, 2021, respectively. Net sales increased primarily as a result of the relative stabilization of the Russian ruble against the U.S. dollar and product promotions that have improved consultant engagement as well as an increase in demand for nutritional supplements as a result of COVID-19, among other factors.

North America

Net sales related to North America for the three and six months ended June 30, 2021, were $37.4 million and $75.1 million, respectively, compared to $34.5 million and $73.2 million for the same periods in 2020, or increases of 8.4 percent and 2.6 percent. In local currency, net sales for the three and six months ended June 30, 2021, increased 7.4 percent and 1.9 percent, respectively, compared to the same periods in 2020.

In the United States, net sales increased $2.2 million and $1.3 million, or 6.9 percent and 1.9 percent, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The year-to-date increase in the market is due to several factors including, among others, rebranding and rebuilding efforts of the Nature's Sunshine brand and consultant tools in the U.S. and an increase in demand for nutritional supplements in the U.S. as a result of the continued spread of COVID-19.

Latin America and Other

Net sales related to Latin America and Other markets for the three and six months ended June 30, 2021, were $6.6 million and $13.3 million, respectively, compared to $4.6 million and $10.2 million for the same periods in 2020, or increases of 44.0 percent and 30.9 percent. In local currency, net sales for the three and six months ended June 30, 2021, increased 39.1 percent and 29.2 percent, respectively, compared to the same periods in 2020. Fluctuations in foreign currency had favorable impacts on net sales of $0.2 million and $0.2 million for the three and six months ended June 30, 2021, respectively. The increase for the three and six months ended June 30, 2021, was primarily the result of changes in the independent consultant compensation plan as well as an increase in demand for nutritional supplements and new product offerings.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

 Cost of Sales

Cost of sales as a percent of net sales was 26.1 percent and 26.2 percent for the three and six months ended June 30, 2021, compared to 26.4 percent and 26.0 percent for the same periods in 2020. The decrease in cost of sales percentage for the three months ended June 30, 2021 is primarily due to changes in market mix and reserves taken in the prior year. The increase in cost of sales percentage for the six months ended June 30, 2021 is due primarily to increased transportation costs and changes in market mix.

Volume Incentives

Volume incentives expense as a percent of net sales was 32.5 percent and 33.0 percent for the three and six months ended June 30, 2021, respectively, compared to 33.4 percent and 33.9 percent for the same periods in 2020. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the three and six months ended June 30, 2021 is primarily due to change in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are lower than the consolidated average, and the growth in NSP China.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by $7.1 million and $9.6 million, respectively, to $35.6 million and $69.1 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Selling, general and administrative expenses were 32.7 percent of net sales for the three and six months ended June 30, 2021, compared to 32.7 percent and 32.5 percent for the same periods in 2020. The dollar increase in selling, general and administrative expenses for the three and six months ended June 30, 2021, was primarily related to increased selling costs intended to drive growth, as well as growth in markets with higher variable costs.

Other Income (Loss), Net

Other income (loss), net, for the three and six months ended June 30, 2021, were gains of $0.5 million and losses of $1.4 million, respectively, compared to gains of $1.5 million and losses of $0.9 million during the same periods in 2020, respectively. Other income (loss), for the three and six months ended June 30, 2021 primarily consisted of foreign exchange gains and losses as a result of net changes in foreign currencies primarily in Asia, Europe and Latin America.

Income Taxes

For the three months ended June 30, 2021 and 2020, our provision for income taxes, as a percentage of income before income taxes was 32.2 percent and 24.4 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2021 and 2020, our provision for income taxes, as a percentage of income before income taxes was 30.4 percent and 28.9 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2021, was primarily attributed to an increase in tax liability associated with transfer pricing adjustments, non-deductible executive compensation, and net unfavorable foreign tax related items, partially offset by favorable deductions for stock compensation.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2020, was primarily attributed to transfer pricing adjustments and foreign losses during those periods that were not expected to provide future tax benefit as well as net unfavorable foreign tax related items.

The difference between the effective tax rate for the three and six months ended June 30, 2021 compared to June 30, 2020 is primarily caused by an increase in tax liability associated with transfer pricing adjustments and non-deductible executive compensation, partially offset by favorable deductions for stock compensation.

Our U.S. federal income tax returns for 2017 through 2019 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2014 through 2020.

As of June 30, 2021 and December 31, 2020, we had had accrued $5,000 and $0.1 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2021 and 2020, by business segment.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended June 30, 2021 and 2020, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2021, working capital was $78.7 million, compared to $84.4 million as of December 31, 2020. At June 30, 2021, we had $74.9 million in cash, of which $15.3 million was held in the U.S. and $59.6 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating activities	$10,712	$14,420
Investing activities	(2,898)	(2,210)
Financing activities	(23,630)	5,164

Operating Activities

For the six months ended June 30, 2021, operating activities provided cash of $10.7 million, compared to $14.4 million in the same period in 2020. Operating cash flows decreased primarily due to an investment in inventory and timing of accounts receivable payments.

Investing Activities

For the six months ended June 30, 2021, investing activities used $2.9 million, compared to $2.2 million for the same period in 2020. Capital expenditures related to the purchase of equipment, computer systems and software for the six months ended June 30, 2021 and 2020, were $2.9 million and $2.2 million, respectively.

Financing Activities

For the six months ended June 30, 2021, financing activities used $23.6 million, compared to providing $5.2 million in cash for the same period in 2020.

During the six months ended June 30, 2021, we used cash to pay a special non-recurring cash dividend of $1.00 per common share in an aggregate amount of $19.9 million.

During the six months ended June 30, 2021, we used cash to repurchase 77,000 shares of our common stock under the share repurchase program for $1.5 million. At June 30, 2021, the remaining balance available for repurchases under the program was $13.5 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). During the six months ended June 30, 2021, we made no additional borrowings from either agreement. At June 30, 2021, there was no outstanding balance under the Credit Agreement. During the six months ended June 30, 2021 we made monthly payments of $0.1 million pursuant to the Capital Credit Agreement. As of June 30, 2021, there was $3.0 million outstanding balance under the Capital Credit Agreement, $1.2 million of which was classified as current. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended June 30, 2021:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
April 1, 2021 to April 30, 2021	—	$—	—
May 1, 2021 to May 31, 2021	—	—	—
June 1, 2021 to June 30, 2021	77	$19.43	77
Total	77		77	$13,500

(1) On March 10, 2021, we announced a $15 million common share repurchase program. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 77,000 shares of our common stock during the quarter ended June 30, 2021 under the terms of this Board approved plan.

The actual timing, number, and value of common shares repurchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time for any reason.

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

Nature’s Sunshine Products, Inc.

Date:	August 5, 2021	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)