Form 10-Q
period 2021-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2021-11-04
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

The number of shares of Common Stock, no par value, outstanding on October 22, 2021, was 19,760,612 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended September 30, 2021

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
•supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand;
•failure to timely and effectively obtain shipments of products from our manufacturers and deliver products to our independent consultants and customers;
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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$75,535	$92,069
Accounts receivable, net of allowance for doubtful accounts of $445 and $454, respectively	9,189	7,375
Inventories	57,376	47,683
Prepaid expenses and other	8,627	6,938
Total current assets	150,727	154,065

Property, plant and equipment, net	52,538	54,355
Operating lease right-of-use assets	19,136	20,210
Investment securities - trading	950	989
Deferred income tax assets	5,842	8,693
Other assets	10,559	11,186
Total assets	$239,752	$249,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,580	$6,486
Accrued volume incentives and service fees	21,868	19,481
Accrued liabilities	29,606	31,710
Deferred revenue	1,513	2,092
Related party notes payable	600	1,200
Income taxes payable	3,540	2,387
Current portion of operating lease liabilities	4,495	4,992
Current portion of note payable	1,235	1,306
Total current liabilities	70,437	69,654

Liability related to unrecognized tax benefits	5	92
Long-term portion of operating lease liabilities	16,510	16,412
Long-term note payable	1,488	2,418
Deferred compensation payable	950	989
Deferred income tax liabilities	1,574	1,391
Other liabilities	1,158	1,308
Total liabilities	92,122	92,264

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,775 and 19,697 shares issued and outstanding, respectively	134,252	139,311
Retained earnings	21,586	26,030
Noncontrolling interest	2,838	1,848
Accumulated other comprehensive loss	(11,046)	(9,955)
Total shareholders’ equity	147,630	157,234
Total liabilities and shareholders’ equity	$239,752	$249,498

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Net sales	$114,746	$100,250
Cost of sales	29,419	27,175
Gross profit	85,327	73,075

Operating expenses:
Volume incentives	35,793	34,310
Selling, general and administrative	39,528	33,294
Operating income	10,006	5,471
Other income (loss), net	(886)	671
Income before provision for income taxes	9,120	6,142
Provision (benefit) for income taxes	3,662	(1,027)
Net income	5,458	7,169
Net income attributable to noncontrolling interests	600	414
Net income attributable to common shareholders	$4,858	$6,755

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.24	$0.35

Diluted earnings per share attributable to common shareholders	$0.24	$0.34

Weighted average basic common shares outstanding	19,894	19,533
Weighted average diluted common shares outstanding	20,375	19,859

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Net sales	$326,145	$283,462
Cost of sales	84,861	74,873
Gross profit	241,284	208,589

Operating expenses:
Volume incentives	105,491	96,493
Selling, general and administrative	108,666	92,863
Operating income	27,127	19,233
Other loss, net	(2,290)	(230)
Income before provision for income taxes	24,837	19,003
Provision for income taxes	8,433	2,695
Net income	16,404	16,308
Net income attributable to noncontrolling interests	990	837
Net income attributable to common shareholders	$15,414	$15,471

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.77	$0.79

Diluted earnings per share attributable to common shareholders	$0.76	$0.78

Weighted average basic common shares outstanding	19,896	19,493
Weighted average diluted common shares outstanding	20,292	19,820

Dividends declared per common share	$1.00	$—

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Net income	$5,458	$7,169
Foreign currency translation income (loss) (net of tax)	(925)	718
Total comprehensive income	$4,533	$7,887

	Nine Months Ended September 30,
	2021	2020
Net income	$16,404	$16,308
Foreign currency translation income (loss) (net of tax)	(1,091)	458
Total comprehensive income	$15,313	$16,766

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	19,697	$139,311	$26,030	$1,848	$(9,955)	$157,234
Share-based compensation expense	—	1,005	—	—	—	1,005
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	218	(914)	—	—	—	(914)
Cash dividends ($1.00 per share)	—	—	(19,858)	—	—	(19,858)
Net income	—	—	4,016	136	—	4,152
Other comprehensive loss	—	—	—	—	(121)	(121)
Balance at March 31, 2021	19,915	$139,402	$10,188	$1,984	$(10,076)	$141,498
Share-based compensation expense	—	1,066	—	—	—	1,066
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	152	(660)	—	—	—	(660)
Repurchase of common stock	(77)	(1,500)	—	—	—	(1,500)
Net income	—	—	6,540	254	—	6,794
Other comprehensive loss	—	—	—	—	(45)	(45)
Balance at June 30, 2021	19,990	$138,308	$16,728	$2,238	$(10,121)	$147,153
Share-based compensation expense	—	886	—	—	—	886
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	58	(442)	—	—	—	(442)
Repurchase of common stock	(273)	(4,500)	—	—	—	(4,500)
Net income	—	—	4,858	600	—	5,458
Other comprehensive loss	—	—	—	—	(925)	(925)
Balance at September 30, 2021	19,775	$134,252	$21,586	$2,838	$(11,046)	$147,630

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	19,410	$135,741	$4,693	$227	$(11,225)	$129,436
Share-based compensation expense	—	394	—	—	—	394
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	60	(159)	—	—	—	(159)
Net income	—	—	2,962	44	—	3,006
Other comprehensive loss	—	—	—	—	(109)	(109)
Balance at March 31, 2020	19,470	$135,976	$7,655	$271	$(11,334)	$132,568
Share-based compensation expense	—	736	—	—	—	736
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	40	(51)	—	—	—	(51)
Net income	—	—	5,754	379	—	6,133
Other comprehensive loss	—	—	—	—	(151)	(151)
Balance at June 30, 2020	19,510	$136,661	$13,409	$650	$(11,485)	$139,235
Share-based compensation expense	—	1,011	—	—	—	1,011
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	82	104	—	—	—	104
Net income	—	—	6,755	414	—	7,169
Other comprehensive income	—	—	—	—	718	718
Balance at September 30, 2020	19,592	$137,776	$20,164	$1,064	$(10,767)	$148,237

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,404	$16,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	116
Depreciation and amortization	8,276	7,834
Non-cash lease expense	4,043	2,398
Share-based compensation expense	2,957	2,141
Loss on sale of property, plant and equipment	24	7
Deferred income taxes	2,891	1,210
Purchase of trading investment securities	(30)	(47)
Proceeds from sale of trading investment securities	175	221
Realized and unrealized gains on investments	(62)	(41)
Foreign exchange losses	2,483	354
Changes in assets and liabilities:
Accounts receivable	(2,054)	(1,692)
Inventories	(10,771)	(1,361)
Prepaid expenses and other current assets	(1,787)	(798)
Other assets	(267)	(30)
Accounts payable	421	1,102
Accrued volume incentives and service fees	2,750	(1,370)
Accrued liabilities	(1,646)	5,106
Deferred revenue	(551)	295
Lease liabilities	(4,170)	(2,276)
Income taxes payable	1,316	(1,078)
Liability related to unrecognized tax benefits	(87)	(1,417)
Deferred compensation payable	(34)	(133)
Net cash provided by operating activities	20,281	26,849
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,626)	(3,487)
Net cash used in investing activities	(4,626)	(3,487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(19,858)	—
Principal payments of long-term debt	(1,001)	—
Proceeds from note payable	—	5,374
Principal payments of related party borrowing	(600)	(243)
Proceeds from the exercise of stock awards	—	192
Payments related to tax withholding for net-share settled equity awards	(2,016)	—
Tax benefit from exercise of stock options	—	(298)
Repurchase of common stock	(6,000)	—
Net cash provided by (used in) financing activities	(29,475)	5,025
Effect of exchange rates on cash and cash equivalents	(2,714)	244
Net increase (decrease) in cash and cash equivalents	(16,534)	28,631
Cash and cash equivalents at the beginning of the period	92,069	53,629
Cash and cash equivalents at the end of the period	$75,535	$82,260
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$4,431	$3,293
Cash paid for interest	156	24

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of September 30, 2021, and for the three and nine-month periods ended September 30, 2021 and 2020. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.6 million and $1.0 million for the three and nine months ended September 30, 2021, respectively. Net income attributable to the noncontrolling interests was $0.4 million and $0.8 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, noncontrolling interests were $2.8 million and $1.8 million, respectively.

Restructuring Related Accruals and Expenses

We recorded $0 and $48,000 of restructuring related expenses during the three and nine months ended September 30, 2021, respectively. We recorded $0 and $0.1 million of restructuring related expenses during the three and nine months ended September 30, 2020, respectively. Accrued severance and restructuring related costs were $0 and $0.4 million as of September 30, 2021 and December 31, 2020, respectively.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. The amendments in this update are effective for reporting periods beginning after December 15, 2020. The adoption of this ASU did not have a significant impact on our Consolidated Financial Statements.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$19,603	$13,956
Work in progress	1,619	1,351
Finished goods	36,154	32,376
Total inventories	$57,376	$47,683

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $1.0 million at September 30, 2021, and $1.0 million at December 31, 2020, and generated losses of $4,000 and gains of $45,000 for the three months ended September 30, 2021 and 2020, respectively, and gains of $62,000 and gains of $41,000 for the nine months ended September 30, 2021 and 2020, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 11, 2020 the credit agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. On March 8, 2021, we signed an amendment to the credit agreement that eliminates the Index floor from the calculation of interest. We pay interest on any borrowings under the Credit Agreement, which through March 8, 2021, was at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent (3.00 percent as of December 31, 2020), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. Interest under the amended Credit Agreement is at LIBOR, plus 2.25 percent (2.33 percent as of September 30, 2021), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity, and as a result, have classified prior outstanding borrowings as non-current on our condensed consolidated balance sheet. At September 30, 2021, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of September 30, 2021, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We currently do not expect to make any additional borrowings under the Capital Credit Agreement. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in 36 monthly payments, of $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of September 30, 2021, there was $2.7 million outstanding balance under the Capital Credit Agreement, of which $1.2 million was classified as current.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2021 and 2020 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$4,858	$6,755	$15,414	$15,471

Basic weighted average shares outstanding	19,894	19,533	19,896	19,493

Basic earnings per share attributable to common shareholders	$0.24	$0.35	$0.77	$0.79

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,894	19,533	19,896	19,493
Stock-based awards	481	326	396	327
Diluted weighted-average shares outstanding	20,375	19,859	20,292	19,820

Diluted earnings per share attributable to common shareholders	$0.24	$0.34	$0.76	$0.78

Dilutive shares excluded from diluted-per-share amounts:
Stock options	460	791	460	791

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	—	199	—	199

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

(6)    Capital Transactions

Dividends

On March 10, 2021, we announced a special non-recurring cash dividend of $1.00 per common share in an aggregate amount of $19.9 million that was paid on April 5, 2021, to shareholders of record on March 29, 2021. In accordance with the provisions of our 2012 Stock Incentive Plan (the "2012 Incentive Plan"), as a result of the special dividend we are required to make the participant's original grant whole by preventing either dilution or enlargement of the benefits or potential benefits intended by the original grant. The 2012 Incentive Plan provides our Compensation Committee with the discretion to meet this requirement. See further discussion in the Share-Based Compensation section of this Note.

The declaration of future dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. At September 30, 2021, the remaining balance available for repurchases under the program was $9.0 million.

Share-Based Compensation

During the year ended December 31, 2012, our shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan. The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award, as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500,000 shares of our common stock were originally authorized for the granting of awards under the 2012 Incentive Plan. In 2015, our shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of common stock reserved for issuance by 1,500,000 shares. On May 5, 2021, our shareholders approved the Amended and Restated 2012 Stock Incentive Plan, which among other amendments, increased the number of shares of common stock reserved for issuance by 2,000,000 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the Amended and Restated 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

We have also maintained a stock incentive plan, which was approved by shareholders in 2009 (the “2009 Incentive Plan"), which provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. As of September 30, 2021, there were no outstanding awards under the 2009 Incentive Plan.

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

Stock option activity for the nine-month period ended September 30, 2021, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2020	226	$12.10	$5.42
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	(53)	12.00	6.61
Options outstanding at September 30, 2021	173	$12.13	$5.05

There was no share-based compensation expense for the three- and nine-month periods ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, there was no unrecognized share-based compensation expense related to the grants described above.

As a result of the special dividend, we issued 4,300 shares to outstanding option holders as dividend equivalents in order to keep the participant's original grant whole. Because this modification was required under the provisions of our stock incentive plans, no additional share-based compensation expense was recorded.

At September 30, 2021, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 173,000 shares of common stock was $0.5 million. At December 31, 2020, the aggregate intrinsic value of outstanding and exercisable options to purchase 226,000 shares of common stock was $0.7 million.

For the nine-month periods ended September 30, 2021 and 2020, we issued 53,000 and 41,000 shares of common stock upon the exercise of stock options at an average exercise price of $12.00 and $7.92 per share, respectively. The aggregate intrinsic value of options exercised during the nine-month periods ended September 30, 2021 and 2020, was $0.4 million and $0.1 million, respectively. For the nine-month periods ended September 30, 2021 and 2020, the Company recognized $0.2 million and $0.1 million of tax benefits from the exercise of stock options, respectively.

As of September 30, 2021 and December 31, 2020, we did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to revenue and earnings growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At September 30, 2021 and December 31, 2020, there were 94,000 and 82,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the nine-month period ended September 30, 2021, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2020	1,179	$6.18
Granted	306	13.48
Forfeited	(94)	6.91
Issued	(519)	6.38
Restricted Stock Units outstanding at September 30, 2021	872	8.55

During the nine-month period ended September 30, 2021, we granted 306,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of both time-based RSUs and share-priced performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $18.05 per share and vest in annual installments over a three-year period from the grant date. The share-priced performance-based RSUs were issued with a weighted-average grant date fair value of $13.87 per share and vest upon achieving share-priced targets over a three-year period from the grant date.

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

Share-based compensation expense for RSUs for the three-month periods ended September 30, 2021 and 2020, was approximately $0.6 million and $0.5 million, respectively. Share-based compensation expense from RSUs for the nine-month periods ended September 30, 2021 and 2020, was approximately $1.6 million and $1.4 million, respectively. As of September 30, 2021 and December 31, 2020, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.0 million and $1.3 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.8 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended September 30, 2021 and 2020, was $0.3 million and $0.5 million, respectively. Share-based compensation expense related to performance-based RSUs for the nine-month periods ended September 30, 2021 and 2020, was $1.2 million and $0.8 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would, and expect to, recognize up to $1.8 million of potential share-based compensation expense.

As a result of the special dividend, we issued 22,000 time-based RSUs and 26,200 performance-based RSUs that mirror the original grant time and performance-based vesting targets and requirements as dividend equivalents in order to keep the participant's original grant whole. These awards are included in the granted share total in the table above. Because this modification was required under the provisions of our stock incentive plans, no additional share-based compensation expense was recorded.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 150,000 and 41,000 shares for the nine-month periods ended September 30, 2021 and 2020, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
Asia	$48,417	$38,099	$127,708	$101,814
Europe	21,813	18,006	65,468	54,098
North America	37,738	37,557	112,872	110,785
Latin America and Other	6,778	6,588	20,097	16,765
Total net sales	114,746	100,250	326,145	283,462

Contribution margin (1):
Asia	21,421	17,981	55,203	48,560
Europe	6,959	5,954	20,343	17,987
North America	17,193	12,065	48,892	38,388
Latin America and Other	3,961	2,765	11,355	7,161
Total contribution margin	49,534	38,765	135,793	112,096

Selling, general and administrative expenses (2)	39,528	33,294	108,666	92,863
Operating income	10,006	5,471	27,127	19,233

Other income (loss), net	(886)	671	(2,290)	(230)
Income before provision for income taxes	$9,120	$6,142	$24,837	$19,003
_________________________________________

(1)    Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)    Service fees in China totaled $5.2 million and $11.7 million for the three and nine-month periods ended September 30, 2021, respectively, compared to $3.2 million and $8.0 million for the three and nine-month periods ended September 30, 2020. These service fees are included in selling, general and administrative expenses.

From an individual country perspective, the United States and South Korea comprise 10 percent or more of consolidated net sales for the three and nine-month periods ended September 30, 2021 and 2020, as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
United States	$34,960	$35,062	$104,258	$103,048
South Korea	15,985	16,592	48,340	47,447
Other	63,801	48,596	173,547	132,967
	$114,746	$100,250	$326,145	$283,462

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Asia
General health	$13,150	$10,055	$37,140	$27,364
Immune	463	85	1,048	465
Cardiovascular	13,018	10,622	35,181	29,284
Digestive	10,427	9,935	25,045	24,482
Personal care	4,201	2,575	12,015	7,457
Weight management	7,158	4,827	17,279	12,762
	48,417	38,099	127,708	101,814
Europe
General health	$9,308	$7,725	$28,447	$22,501
Immune	2,285	1,510	6,119	5,324
Cardiovascular	2,774	2,581	8,602	7,693
Digestive	5,700	4,541	16,807	13,254
Personal care	1,167	1,023	3,592	3,492
Weight management	579	626	1,901	1,834
	21,813	18,006	65,468	54,098
North America
General health	$16,573	$15,839	$49,192	$46,190
Immune	5,056	5,790	14,031	18,637
Cardiovascular	4,171	4,138	12,406	11,984
Digestive	9,079	8,635	28,558	24,734
Personal care	1,978	1,963	5,631	5,867
Weight management	881	1,192	3,054	3,373
	37,738	37,557	112,872	110,785
Latin America and Other
General health	$1,959	$2,038	$5,807	$5,002
Immune	806	837	2,314	2,326
Cardiovascular	448	429	1,351	1,070
Digestive	2,941	2,682	8,813	7,008
Personal care	406	384	1,149	848
Weight management	218	218	663	511
	6,778	6,588	20,097	16,765
	$114,746	$100,250	$326,145	$283,462

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	September 30, 2021	December 31, 2020
Property, plant and equipment:
United States	$48,176	$50,025
Other	4,362	4,330
Total property, plant and equipment, net	$52,538	$54,355

Total assets per segment is set forth below (dollar amounts in thousands):

	September 30, 2021	December 31, 2020
Assets:
Asia	$96,522	$82,572
Europe	17,931	16,398
North America	117,215	142,324
Latin America and Other	8,084	8,204
Total assets	$239,752	$249,498

(8)    Income Taxes

For the three months ended September 30, 2021 and 2020, our provision (benefit) for income taxes, as a percentage of income before income taxes was 40.2 percent and (16.7) percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2021 and 2020, our provision for income taxes, as a percentage of income before income taxes was 34.0 percent and 14.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2021, was primarily attributed to an increase in tax liability associated with transfer pricing adjustments, non-deductible executive compensation, and net unfavorable foreign tax related items, partially offset by favorable deductions for stock compensation.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2020, was primarily attributed to a decrease in tax liability associated with uncertain tax positions and release of valuation allowance for deferred tax assets expected to be utilized in the prior year. The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2020, was primarily attributed to a decrease in tax liability associated with uncertain tax positions and release of valuation allowance for deferred tax assets expected to be utilized in the prior year, partially offset by transfer pricing adjustments and foreign losses during that period that were not expected to provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate for the three and nine months ended September 30, 2021 compared to September 30, 2020 is primarily caused by an increase in the current period tax liability associated with transfer pricing adjustments and non-deductible executive compensation, partially offset by favorable deductions for stock compensation in the current period, as well as decreases in prior period uncertain tax positions and valuation allowances which did not repeat in the current period.

As the U.S. Department of the Treasury is working on finalizing Treasury Regulations with respect to the Tax Cuts and Jobs Act (Tax Reform Act), future changes could likewise affect recorded deferred tax assets and liabilities in later periods. Management is not aware of any such additional changes that would have a material effect on our results of operations, cash flows or financial position.

Our U.S. federal income tax returns for 2017 through 2020 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2014 through 2020.

As of September 30, 2021 and December 31, 2020, we have accrued $5,000 and $0.1 million, respectively, related to unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of September 30, 2021 and December 31, 2020, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.5 million.

Other Litigation

We are a party to various other legal proceedings and disputes in the United States and foreign jurisdictions. As of September 30, 2021 and December 31, 2020, accrued liabilities were $0.5 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.3 million.

(10)     Related Party Transactions

During the three and nine months ended September 30, 2021 and 2020, our joint venture in China, owned 80 percent by us and 20 percent by a wholly owned subsidiary of Fosun Pharma, did not borrow any amounts from the Company or our joint venture partner. As of September 30, 2021 and December 31, 2020 outstanding borrowings by NSP China from the Company were $2.4 million and $4.8 million, respectively. As of September 30, 2021 and December 31, 2020 outstanding borrowings by NSP China from our joint venture partner were $0.6 million and $1.2 million, respectively. These notes are payable in less than one year and bear interest of 3.0 percent. The notes between NSP China and the Company eliminate in consolidation.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of September 30, 2021 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$950	$—	$—	$950
Total assets measured at fair value on a recurring basis	$950	$—	$—	$950

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

For the nine months ended September 30, 2021, and for the year ended December 31, 2020, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the nine months ended September 30, 2021 and 2020, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

(12)    Revenue Recognition

Revenue Recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives or rebates based upon historical information and current trends. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when the Company satisfies its performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The majority of our contracts have a single performance obligation and are short term in nature. Contracts with multiple performance obligations are insignificant. Sales taxes and value-added taxes in the United States and foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Amounts received for unshipped merchandise are recorded as deferred revenue. Amounts for membership fees are deferred and amortized as revenue over the life of the membership, primarily one year.

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

Contract Liabilities - Customer Loyalty Programs

Historically, we have offered loyalty point programs which allowed customers to earn loyalty points on personal orders. Loyalty points were recorded as contract liabilities in deferred revenue. These programs were accounted for as a reduction in the transaction price and generally recognized as points that were redeemed for additional products. During the year ended December 31, 2020 these programs were discontinued. As of September 30, 2021, there were no outstanding loyalty points.

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

OVERVIEW

We are a natural health and wellness company primarily engaged in the manufacture and sale of nutritional and personal care products. We are a Utah corporation with our principal place of business in Lehi, Utah, and sell our products directly to customers and to a sales force of independent consultants who resell our products to consumers.

Our independent consultants market and sell our products to customers and sponsor other independent consultants who also market our products to customers. Because a significant amount of revenue is generated through the sales or our independent consultants, our revenue can be impacted by the number and productivity of our independent consultants. We seek to motivate and provide incentives to our independent consultants by offering high quality products and providing independent consultants with product support, training seminars, and financial incentives, among other considerations.

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

In the third quarter of 2021, we experienced an increase in our consolidated net sales of 14.5 percent (or 12.9 percent in local currencies) compared to the same period in 2020. Asia net sales increased approximately 27.1 percent (or 24.0 percent in local currencies) compared to the same period in 2020. Europe net sales increased approximately 21.1 percent (or 20.6 percent in local currencies) compared to the same period in 2020. North America net sales increased approximately 0.5 percent (or 0.1 percent in local currencies) compared to the same period in 2020. Latin America and Other net sales increased approximately 2.9 percent (or 0.9 percent in local currencies) compared to the same period in 2020. The weakening of the U.S. dollar versus the local currencies, primarily in our Asian and European markets, resulted in an approximate 1.6 percent, or $1.6 million, increase of our net sales during the quarter.

Selling, general and administrative expenses during the three months ended September 30, 2021, increased $6.2 million compared to the same period in 2020, and remained consistent as a percentage of net sales at 34.4 percent. The dollar increase was primarily related to higher service fees that resulted from growth in China's net sales, increased selling costs intended to drive growth, including the rollout of a new compensation plan for independent consultants, introduction of virtual events, as well as growth in markets with higher variable costs.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$114,746	100.0%	$100,250	100.0%	$14,496	14.5%
Cost of sales	29,419	25.6	27,175	27.1	2,244	8.3
Gross profit	85,327	74.4	73,075	72.9	12,252	16.8
Volume incentives	35,793	31.2	34,310	34.2	1,483	4.3
SG&A expenses	39,528	34.4	33,294	33.2	6,234	18.7
Operating income	10,006	8.7	5,471	5.5	4,535	82.9
Other income (loss), net	(886)	(0.8)	671	0.7	(1,557)	(232.0)
Income before income taxes	9,120	7.9	6,142	6.1	2,978	48.5
Provision (benefit) for income taxes	3,662	3.2	(1,027)	(1.0)	4,689	456.6
Net income	$5,458	4.8%	$7,169	7.2%	$(1,711)	(23.9)%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$326,145	100.0%	$283,462	100.0%	$42,683	15.1%
Cost of sales	84,861	26.0	74,873	26.4	9,988	13.3
Gross profit	241,284	74.0	208,589	73.6	32,695	15.7
Volume incentives	105,491	32.3	96,493	34.0	8,998	9.3
SG&A expenses	108,666	33.3	92,863	32.8	15,803	17.0
Operating income	27,127	8.3	19,233	6.8	7,894	41.0
Other loss, net	(2,290)	(0.7)	(230)	(0.1)	(2,060)	(895.7)
Income before income taxes	24,837	7.6	19,003	6.7	5,834	30.7
Provision for income taxes	8,433	2.6	2,695	1.0	5,738	212.9
Net income	$16,404	5.0%	$16,308	5.8%	$96	0.6%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$48,417	$38,099	27.1%	$1,165	24.0%
Europe	21,813	18,006	21.1	105	20.6
North America	37,738	37,557	0.5	151	0.1
Latin America and Other	6,778	6,588	2.9	130	0.9
	$114,746	$100,250	14.5%	$1,551	12.9%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$127,708	$101,814	25.4%	$5,409	20.1%
Europe	65,468	54,098	21.0	1,479	18.3
North America	112,872	110,785	1.9	646	1.3
Latin America and Other	20,097	16,765	19.9	298	18.1
	$326,145	$283,462	15.1%	$7,832	12.3%

Consolidated net sales for the three and nine months ended September 30, 2021, were $114.7 million and $326.1 million, respectively, compared to $100.3 million and $283.5 million for the same period in 2020, which represents increases of 14.5 percent and 15.1 percent, respectively. The increase for the three and nine months ended September 30, 2021, was primarily related to notable product sales growth in all of our operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and nine months ended September 30, 2021, increased 12.9 percent and 12.3 percent, respectively, from the same periods in 2020.

Asia

Net sales related to Asia for the three and nine months ended September 30, 2021, were $48.4 million and $127.7 million, respectively, compared to $38.1 million and $101.8 million for the same periods in 2020, or increases of 27.1 percent and 25.4 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2021, increased 24.0 percent and 20.1 percent, respectively, compared to the same periods in 2020.
Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased $0.6 million and increased $0.9 million, or decreased 3.7 percent and increased 1.9 percent, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. In local currency, net sales for the three and nine months ended September 30, 2021, decreased 6.1 percent and 4.0 percent, respectively, compared to the same periods in 2020. The decrease in local currency for the three and nine months ended September 30, 2021, was primarily the result of new product launches and extended promotions in 2020 that did not recur in 2021, as well as more pressure from government restrictions in the market intended to slow the spread of COVID-19.

In our Japan market, net sales increased $2.5 million and $7.3 million, or 31.7 percent and 37.4 percent, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. In local currencies, net sales for the three and nine months ended September 30, 2021, increased 35.7 percent and 38.5 percent, respectively, compared to the same periods in 2020. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

In our China market, net sales increased $2.6 million and $7.2 million, or 25.6 percent and 29.6 percent, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. In local currencies, net sales for the three and nine months ended September 30, 2021, increased 18.7 percent and 21.9 percent, respectively, compared to the same periods in 2020. Although net sales in 2020 were affected by government restrictions in the market intended to slow the spread of COVID-19, we attribute the growth in net sales primarily to initiatives designed to increase independent service providers’ engagement levels and gain market share.

Europe

Net sales related to Europe for the three and nine months ended September 30, 2021, were $21.8 million and $65.5 million, respectively, compared to $18.0 million and $54.1 million for the same periods in 2020, or increases of 21.1 percent and 21.0 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2021, increased 20.6 percent and 18.3 percent, respectively, compared to the same periods in 2020. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had favorable impacts on net sales of $0.1 million and $1.5 million for the three and nine months ended September 30, 2021, respectively. Net sales increased primarily as a result of product promotions that have improved consultant engagement as well as an increase in demand for nutritional supplements, among other factors.

North America

Net sales related to North America for the three and nine months ended September 30, 2021, were $37.7 million and $112.9 million, respectively, compared to $37.6 million and $110.8 million for the same periods in 2020, or increases of 0.5 percent and 1.9 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2021, increased 0.1 percent and 1.3 percent, respectively, compared to the same periods in 2020.

In the United States, net sales decreased $0.1 million and increased $1.2 million, or decreased 0.3 percent and increased 1.2 percent, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The year-to-date increase in the market is due to several factors including, among others, rebranding and rebuilding efforts of the Nature's Sunshine brand and consultant tools in the U.S. and an increase in demand for nutritional supplements in the U.S..

Latin America and Other

Net sales related to Latin America and Other markets for the three and nine months ended September 30, 2021, were $6.8 million and $20.1 million, respectively, compared to $6.6 million and $16.8 million for the same periods in 2020, or increases of 2.9 percent and 19.9 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2021, increased 0.9 percent and 18.1 percent, respectively, compared to the same periods in 2020. Fluctuations in foreign currency had favorable impacts on net sales of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. The increase for the three and nine months ended September 30, 2021, was primarily the result of changes in the independent consultant compensation plan as well as an increase in demand for nutritional supplements and new product offerings.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 25.6 percent and 26.0 percent for the three and nine months ended September 30, 2021, compared to 27.1 percent and 26.4 percent for the same periods in 2020. The decrease in cost of sales percentage for the three and nine months ended September 30, 2021 is primarily due to changes in market mix and reserves taken in the prior year, partially offset by increased transportation costs.

Volume Incentives

Volume incentives expense as a percent of net sales was 31.2 percent and 32.3 percent for the three and nine months ended September 30, 2021, respectively, compared to 34.2 percent and 34.0 percent for the same periods in 2020. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the three and nine months ended September 30, 2021 is primarily due to change in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are lower than the consolidated average, and the growth in NSP China. The decrease also reflects expected cost savings from the September 2020 launch of our new consultant sales and compensation plan in North America and LATAM.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by $6.2 million and $15.8 million, respectively, to $39.5 million and $108.7 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Selling, general and administrative expenses were 34.4 percent and 33.3 percent of net sales for the three and nine months ended September 30, 2021, compared to 33.2 percent and 32.8 percent for the same periods in 2020. The dollar increase in selling, general and administrative expenses for the three and nine months ended September 30, 2021, was primarily related to higher service fees that resulted from growth in China's net sales, increased selling costs intended to drive growth, as well as growth in markets with higher variable costs.

Other Income (Loss), Net

Other income (loss), net, for the three and nine months ended September 30, 2021, were losses of $0.9 million and $2.3 million, respectively, compared to gains of $0.7 million and losses of $0.2 million during the same periods in 2020, respectively. Other income (loss), for the three and nine months ended September 30, 2021 primarily consisted of foreign exchange gains and losses as a result of net changes in foreign currencies primarily in Asia, Europe and Latin America.

Income Taxes

For the three months ended September 30, 2021 and 2020, our provision for income taxes, as a percentage of income before income taxes was 40.2 percent and (16.7) percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2021 and 2020, our provision for income taxes, as a percentage of income before income taxes was 34.0 percent and 14.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2021, was primarily attributed to an increase in tax liability associated with transfer pricing adjustments, non-deductible executive compensation, and net unfavorable foreign tax related items, partially offset by favorable deductions for stock compensation.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2020, was primarily attributed to a decrease in tax liability associated with uncertain tax positions and release of valuation allowance for deferred tax assets expected to be utilized in the prior year. The difference between the effective tax rate and the U.S. federal statutory tax rate for the nine months ended September 30, 2020, was primarily attributed to a decrease in tax liability associated with uncertain tax positions and release of valuation allowance for deferred tax assets expected to be utilized in the prior year, partially offset by transfer pricing adjustments and foreign losses during that period that were not expected to provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate for the three and nine months ended September 30, 2021 compared to September 30, 2020 is primarily caused by an increase in the current period tax liability associated with transfer pricing adjustments and non-deductible executive compensation, partially offset by favorable deductions for stock compensation in the current period, as well as decreases in prior period uncertain tax positions and valuation allowances which did not repeat in the current period.

Our U.S. federal income tax returns for 2017 through 2020 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2014 through 2020.

As of September 30, 2021 and December 31, 2020, we had accrued $5,000 and $0.1 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2021 and 2020, by business segment.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended September 30, 2021 and 2020, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2021, working capital was $80.3 million, compared to $84.4 million as of December 31, 2020. At September 30, 2021, we had $75.5 million in cash, of which $13.7 million was held in the U.S. and $61.8 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating activities	$20,281	$26,849
Investing activities	(4,626)	(3,487)
Financing activities	(29,475)	5,025

Operating Activities

For the nine months ended September 30, 2021, operating activities provided cash of $20.3 million, compared to $26.8 million in the same period in 2020. Operating cash flows decreased primarily due to an investment in inventory and timing of accounts receivable payments.

Investing Activities

For the nine months ended September 30, 2021, investing activities used $4.6 million, compared to $3.5 million for the same period in 2020. Capital expenditures related to the purchase of equipment, computer systems and software for the nine months ended September 30, 2021 and 2020, were $4.6 million and $3.5 million, respectively.

Financing Activities

For the nine months ended September 30, 2021, financing activities used $29.5 million, compared to providing $5.0 million in cash for the same period in 2020.

During the nine months ended September 30, 2021, we used cash to pay a special non-recurring cash dividend of $1.00 per common share in an aggregate amount of $19.9 million.

During the nine months ended September 30, 2021, we used cash to repurchase 350,000 shares of our common stock under the share repurchase program for $6.0 million. At September 30, 2021, the remaining balance available for repurchases under the program was $9.0 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). During the nine months ended September 30, 2021, we made no additional borrowings from either agreement. At September 30, 2021, there was no outstanding balance under the Credit Agreement. During the nine months ended September 30, 2021 we made monthly payments of $0.1 million pursuant to the Capital Credit Agreement. As of September 30, 2021, there was $2.7 million outstanding balance under the Capital Credit Agreement, $1.2 million of which was classified as current. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None.

Item 1A.            RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020, except as set forth below.

The ongoing coronavirus pandemic and the responses thereto around the world could adversely impact our business and operating results.

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2, began aggressively spreading throughout the world, including all the primary markets where we conduct business. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency. Governments around the world have issued, and others in the future may issue, orders restricting travel, or for their citizens to shelter-in-place to slow the spread of COVID-19. Such orders, restrictions and recommendations, and the anticipation that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, limitations on the number of people allowed to gather in one location, slowdowns and delays in world-wide supply chains, work-from-home policies, travel restrictions and cancellation of events, among other effects. In particular, travel and logistics restrictions, shelter-in-place orders and other measures, including working remotely, social distancing and other policies implemented in foreign and domestic sites to protect the health and safety of employees, have resulted in, and are expected to continue to result in, transportation disruptions (such as reduced availability of air transport, port closures, and increased border controls or closures), production delays and capacity limitations at our facilities and some of our customers and suppliers, as well as reduced workforce availability or productivity. These and other adverse impacts on our supply chain could limit our ability to obtain required materials in a timely manner, maintain adequate inventory levels, and respond to changes in customer demand, which could adversely affect our business and result of operations.

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

Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could adversely affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.

Our business depends on the timely supply of materials, services and related products to meet the demands of our customers, which depends in part on the timely delivery of materials and services from suppliers and contract manufacturers. Significant or sudden increases in demand for our products, as well as worldwide demand for the raw materials and services we require to manufacture and sell our products, may result in a shortage of such materials or may cause shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays could adversely impact our suppliers' ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of materials or services can have an adverse impact on our manufacturing operations and our ability to meet customer demand.

We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver products, increased costs or customer order cancellations as a result of:

•the failure or inability to accurately forecast demand and obtain sufficient quantities of quality raw materials on a cost-effective basis; volatility in the availability and cost of materials or services, including rising prices due to inflation;
•difficulties or delays in obtaining required import or export approvals;
•shipment delays due to transportation interruptions or capacity constraints, such as reduced availability of air or ground transport or port closures;
•information technology or infrastructure failures, including those of a third party supplier or service provider; and
•natural disasters or other events beyond our control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, including the ongoing COVID-19 pandemic, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where we or our customers or suppliers have manufacturing or other operations.

As more fully discussed in the risk factor "The ongoing coronavirus pandemic and the responses thereto around the world could adversely impact our business and operating results" above, the ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and may continue to adversely impact our supply chain, manufacturing, logistics, workforce and operations, as well as the operations of our customers and suppliers globally. Such adverse impacts on our supply chain could limit our ability to manufacture and sell our products on a timely and cost-effective basis, which could adversely affect our business and results of operations.

If we fail to timely and effectively obtain shipments of products from our manufacturers and deliver products to our independent consultants and customers, our business and results of operations could be harmed.

Our business depends on our ability to source and distribute products in a timely manner. However, we cannot control all of the factors that might affect the timely and effective procurement of our products from our third-party contract manufacturers and the delivery of our products to our independent consultants and customers.

We are vulnerable to risks associated with importing and exporting materials and products manufactured both at our manufacturing facility and third-party manufacturing facilities, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port- of-entry limitations or restrictions in the United States. Failure to procure materials needed to manufacture our products and to deliver merchandise to our independent consultants and customers in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

We also rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers and to our independent consultants and customers. Labor disputes or disruptions at ports, our common carriers, or our suppliers or manufacturers could harm our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially resulting in delayed or canceled orders by customers and unanticipated inventory accumulation or shortages. These and similar disruptions could result in harm to our business, results of operations, and financial condition.

In addition, we rely upon independent land-based and air freight carriers for product shipments to our independent consultants and customers who purchase our products. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive products from suppliers or deliver products to retail partners or customers in a timely and cost-effective manner.

Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics), and increased transportation costs, associated with our third-party contract manufacturers' and carriers' ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended September 30, 2021:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
July 1, 2021 to July 31, 2021	84	$17.80	84
August 1, 2021 to August 31, 2021	55	17.10	55
September 1, 2021 to September 30, 2021	134	$15.42	134
Total	273		273	$9,000

(1)    On March 10, 2021, we announced a $15 million common share repurchase program. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 273,000 shares of our common stock during the quarter ended September 30, 2021 under the terms of this Board approved plan.

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

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
10.1 (1)	Amendment to Operating Agreement of Nature’s Sunshine Hong Kong Limited, dated August 13, 2021
31.1(2)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(2)	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (the cover page XBRL tags are embedded within iXBRL (Inline Extensible Business Reporting Language) document)
_________________________________________

(1)    Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on August 17, 2021 and incorporated by reference herein.

(2)    Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	November 4, 2021	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2021	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)