Form 10-K
period 2021-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2022-03-08
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”
“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021 was approximately $201,946,226 based on the closing price of $17.37 as quoted by Nasdaq Capital Market on June 30, 2021. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 10% or more of the registrant’s outstanding common stock are the affiliates of the registrant.
The number of shares of Common Stock, no par value, outstanding on February 25, 2022 is 19,449,060 shares.

EXPLANATORY NOTES
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-K

For the Year Ended December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, but include the following:

•extensive government regulations to which the Company’s products, business practices and manufacturing activities are subject;
•registration of products for sale in foreign markets, or difficulty or increased cost of importing products into foreign markets;
•legal challenges to the Company’s direct selling program or to the classification of its independent consultants;
•laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets;
•liabilities and obligations arising from improper activity by the Company’s independent consultants;
•product liability claims;
•our cannabidiol (“CBD”) product line is subject to varying, rapidly changing laws, regulations, and rules;
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
•geopolitical issues and conflicts;
•adverse effects caused by the ongoing coronavirus pandemic;
•negative consequences resulting from difficult economic conditions, including the availability of liquidity or the willingness of the Company’s customers to purchase products;
•risks associated with the manufacturing of the Company’s products;
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

All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report. Throughout this report, we refer to Nature’s Sunshine Products, Inc., together with our subsidiaries, as “we,” “us,” “our,” “our Company” or “the Company.”

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

A summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the years ended December 31, 2021 and 2020, by business segment can be found in Note 14, “Operating Business Segment and International Operation Information,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

The following table summarizes the Company’s product lines by category:

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the years ended December 31, 2021 and 2020, are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

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

Seasonality

We operate in several regions around the world and, as a result, are affected by seasonal factors and trends such as weather changes, holidays and cultural traditions and vacation patterns throughout the world. For instance, in North America and Europe we may experience a decrease in activity during the third quarter due to the summer vacation season, while we experience a decrease in activity in many of our Asia Pacific markets during the first quarter due to cultural events such as the Lunar New Year. As a result, there is some seasonality to our revenues and expenses reflected in our reported quarterly results. Generally, reductions in one region of the world due to seasonality are offset by increases in another, minimizing the impact on our reported consolidated revenues. Changes in the relative size of our revenues in one region of the world compared to another could cause seasonality to more significantly affect our reported quarterly results.

Inventories

In order to provide a high level of product availability to our independent consultants, we maintain considerable inventory of raw materials in the United States and of finished goods in most countries in which we sell our products. Due to different regulatory requirements across the countries in which we sell our products, our finished goods inventories have product labels and sometimes product formulations specific for each country. Our inventories are subject to obsolescence due to finite shelf lives, among other considerations.

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

Backlog

We typically ship orders for our products within 24 hours after receipt of payment. As a result, we have not historically experienced significant backlogs due to our high level of product availability. However, as a result of improved sales and disruptions in our supply chain, we have experienced modest increases in backlog that vary market to market.

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

Compliance with Environmental Laws and Regulations

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon our results of operations or competitive position during the year ended December 31, 2021.

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

Products

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies in the United States and in other countries. In the United States, the Food and Drug Administration (“FDA”) regulates our products under the Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder (“FDCA”). The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, including amendments by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994, as amended, and the regulations promulgated thereunder.

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

FDA rules impose requirements on the manufacture, packaging, labeling, holding, and distribution of dietary supplement products. For example, it requires that companies establish written procedures governing areas such as: (1) personnel, (2) plant and equipment cleanliness, (3) production controls, (4) laboratory operations, (5) packaging and labeling, (6) distribution, (7) product returns, and (8) complaint handling. The FDA also requires identity testing of all incoming dietary ingredients unless a company successfully petitions for an exemption from this testing requirement in accordance with the regulations. The current good manufacturing practices are designed to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. Within the requirements of ingredient identification, we confirm the levels, identity, purity and potency of ingredients listed our product labels to ensure quality and transparency for our product line.

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

The FTC, which exercises jurisdiction over the advertising of all of our products in the United States, has in the past several years instituted enforcement actions against several dietary supplement and food companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. The FTC closely scrutinizes the use of testimonials, the role of expert endorsers and product clinical studies. The FTC has in recent years investigated and taken enforcement action against direct selling companies for misleading representations relating to the earnings potential of an independent consultant within a company’s compensation plan, as well as appropriateness of the compensation plans themselves. At various times during the COVID-19 pandemic, the FTC sent warning letters to retailers of dietary supplements and direct selling companies for deceptive or scientifically unsupported claims that their products could effectively treat, prevent, diagnose or cure COVID-19. We cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future.

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

Compliance

In order to comply with regulations that apply to both us and our independent consultants, we conduct research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses, registrations and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses, registrations and approvals and bringing our operations into compliance with the applicable limitations. We also research laws applicable to independent consultant operations and revise or alter our independent consultant manuals and other training materials and programs to provide independent consultants with guidelines for operating a business, selling and distributing our products and similar matters, as required by applicable regulations in each market. There are inherent limitations to our ability to monitor the activities of our independent consultants sufficient to ensure that they refrain, in accordance with our consultant agreements, from distributing our products in countries where we have not commenced operations.

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

To further mitigate any compliance risk, a Compliance Committee of the Board of Directors (the “Compliance Committee”) was created in 2014. The purpose of the Compliance Committee is to oversee our efforts with respect to operational compliance. “Operational Compliance” is defined by the Compliance Committee’s charter to include: consultant compliance and direct selling best practices; employee compliance, including code of conduct and other mandated trainings; product and product distribution regulatory compliance, including adherence to FTC, FDA and other similar regulatory bodies’ mandates; compliance with data protection regulations; and non-financial, whistleblower reports. For avoidance of doubt, “Operational Compliance” does not include adherence to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which is the responsibility of the Audit Committee.

Human Capital

Attracting and retaining top talent is an integral part to our success. We intentionally build a workforce of people with viewpoints and backgrounds as diverse as the customers we serve around the world. As a responsibility to our team and in an evolving effort, we provide employees with meaningful careers and development opportunities to grow and succeed. This dedication to our employees has earned us “Employer of the Year awards” for Health Products and Services as well as Manufacturing, presented by American Business Awards.

We employed 850 individuals as of December 31, 2021. Our global workforce is comprised of the following ethnicities: 40.2 percent Caucasian, 31.4 percent Asian, 25.3 percent Hispanic, 1.6 percent Black, and 1.5 percent Other. Of those employees, 55.4 percent are female.

Some examples of our key programs and initiatives that are focused on attracting and retaining top talent include:

•Diversity, Equity and Inclusion initiatives are a constant pursuit. That pursuit lead to our “Stronger Together” speaker series in 2020.
•Annual scholarship program for multicultural students at the University of Utah in the amount of $0.2 million.
•EDGE leadership development program is a three-year program designed to help employees develop leadership skills and obtain executive coaching.
•Wellness Rewards Program incentivizes healthy eating, preventative care and exercise. Participants are rewarded with Company swag and gift cards.
•Instituted stringent safety standards and promoted company culture that prioritizes safety throughout our manufacturing and distributions centers around the world.
•Recognizing that work schedules are evolving, MyFlex was developed to allow employees to build a hybrid work schedule allowing up to 18 days of work-from-home per month.

Sustainability

We believe that our focus on reliable, pure, proven, and potent ingredients and the processes through which ingredients are harvested sets our products and business apart. We emphasize collaborating with growers and suppliers that protect and care for the natural resources they farm and harvest along with the economic and social interests of their local communities. We choose supply partners with business models that value making a positive impact on the environments and economies that they source from and, in many cases, go to creative lengths to bring benefits to the communities they operate within.

Noted below are the short- and long-term goals we have set to address the environmental impacts from our operations:

•100 Percent Renewable Energy at our owned manufacturing facility by 2023;
•50 Percent Reduction of GHG emissions for Scope 1 & 2 by 2025;
•Zero Waste at all distribution centers by 2025;
•35 Percent Waste Reduction at our owned manufacturing facility by 2025;

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

The formulation, manufacturing, packaging, labeling, advertising, distribution and sales of each of our major product groups are subject to regulation by numerous domestic and foreign governmental agencies and authorities. In the U.S., these governmental agencies and authorities include the FDA, the FTC, the CPSC, the EPA, the USDA and state regulatory agencies. Generally, each international market in which we operate has regulatory agencies similar to the regulatory agencies in the U.S. In addition, each State in the United States has an attorney general who is responsible for enforcing the laws of that State. Some states’ attorneys general have, from time to time, demonstrated a focus on the manufacture and sale of various dietary supplements. As the primary manufacturer of our own products, we are subject to FDA regulations on Good Manufacturing Practices (“GMP”), which require us to maintain good manufacturing processes, including ingredient identification, manufacturing controls and record keeping.

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations. Such changes could, among other things, require reformulation of certain products to meet new standards, cause us to recall or discontinue certain of our products, impose additional record-keeping or registration requirements, expand documentation of the properties of certain products and expand or alter labeling and/or scientific substantiation requirements. Any or all such requirements could increase our costs of operating the business and have a material adverse effect on our results of operations and financial condition.

The FTC and states’ attorneys general have in the past instituted enforcement actions against cosmetic, dietary supplement, and food companies and manufacturers for false and misleading advertising of some of their products. At various times during the COVID-19 pandemic, the FTC sent warning letters to retailers of dietary supplements and direct selling companies for deceptive or scientifically unsupported claims that their products could effectively treat, prevent, diagnose or cure COVID-19. The FTC and states’ attorneys general from time to time have initiated investigations and enforcement actions against direct selling companies alleging that the companies operated a pyramid scheme. Although the FTC and states’ attorneys general exercise a substantial degree of subjectivity in determining whether a company is operating a pyramid scheme, the FTC and states’ attorneys general consider whether the compensation received by independent consultants is based primarily on recruitment of other persons as participants in the compensation program and not on bona fide sales of products to consumers. An enforcement action brought by a government agency, like the FTC in the United States, or a class action lawsuit, could adversely affect our reputation and potentially result in significant penalties and costs, either of which could have a material adverse effect on our results of operations and financial condition.

Our direct selling system could be challenged in one or more countries in which we do business.

Legal and regulatory requirements concerning the direct selling industry generally do not include “bright line” rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts often have discretion in their application of these laws and regulations. The enforcement or interpretation of these laws and regulations by government agencies or courts change from time to time and force us to make appropriate changes to our direct selling system. We periodically become aware of investigations and enforcement actions against other companies in the direct selling industry. Additionally, we could also be subject to challenges by private parties in civil actions, including class action cases brought by plaintiffs’ lawyers. An investigation, adverse judgment or significant settlement from an enforcement acting or civil class action lawsuit, brought against us, could have a material adverse effect on our results of operations and financial condition.

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

The advertisement of our products is subject to extensive regulations in most of the markets in which we do business, including the United States. Our independent consultants may fail to comply with such regulations governing the advertising of our products or business opportunity and regulators may hold us responsible for the violations of our independent consultants. In the U.S., our products are sold principally as dietary supplements and cosmetics and are subject to rigorous FDA regulations limiting the types of therapeutic claims that can be made relating to the products. The treatment or cure of disease, for example, is not a permitted claim for our products. In the U.S., the FTC and states’ attorneys general are primarily responsible for providing consumer protection by, among other things, investigating and initiating enforcement actions against business practices it deems deceptive or fraudulent. Companies in the dietary supplement and direct selling industries have met increased scrutiny throughout the COVID-19 pandemic based on allegations that the company or its independent distributors use false or misleading claims that one or more of their dietary supplements are effective cures, treatments, or preventions for COVID-19. . We cannot ensure that all marketing materials used by our independent consultants comply with applicable regulations, including bans on false and misleading product and earnings potential related claims. If our independent consultants fail to comply with these restrictions, then we could be subjected to claims of false advertising, misrepresentation, significant financial penalties, costly mandatory product recalls and relabeling requirements, any of which could have a material adverse effect on our results of operations and financial condition.

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

Our CBD product line is subject to varying, rapidly changing federal, state and local laws, regulations, and rules, which could adversely affect our results of operations and financial condition.

The CBD industry is evolving and subject to varying, and rapidly changing, laws, regulations and administrative practices. For example, the Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) formally defined “hemp” as the Cannabis sativa plant and its derivatives, extracts and cannabinoids with a delta-9 tetrahydrocannabinol concentration of not more than 0.3%, and removed hemp from the federal definition of marijuana, making it no longer a Schedule I illegal drug under the Controlled Substances Act. The 2018 Farm Bill thus opened a pathway for the production and marketing of hemp and hemp derivatives, subject to compliance with certain federal requirements and state and local law. Our CBD products are derived from hemp as defined in the 2018 Farm Bill. The FDA, however, has taken the position that CBD is currently not lawful in food and dietary supplements because of the FDA’s prior approval of CBD as an active pharmaceutical ingredient in an approved new drug, though the agency has stated it will prioritize enforcement against CBD marketers making claims that their products can treat, prevent, or mitigate disease. At the direction of Congress, the FDA is currently engaged in a process of evaluating a regulatory approach for the lawful marketing of CBD-containing foods and dietary supplements. Continued development of CBD-related industries is dependent upon continued legalization of CBD-related products at the federal and state levels, and a number of factors could slow or halt progress in this area. Additionally, changes in applicable federal, state and local laws or regulations could restrict the products and services we offer or impose additional compliance costs on us or our customers.

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

We are subject to anti-bribery laws, including the FCPA.

We are subject to anti-bribery laws, including the FCPA, which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies and their intermediaries to maintain accurate books and records. In recent years, there has been a substantial increase in anti-bribery law enforcement activity by the Department of Justice (“DOJ”) and the SEC relating to business operations within certain countries in which we operate, including China. For example, in recent years, U.S. based direct selling companies with operations in China have been the subject of investigations and enforcement actions, or in some cases have initiated their own internal investigation, relating to alleged violations of the FCPA.

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

In 2021, we recognized approximately 68.9 percent of our net sales in markets outside the United States, the majority of which were recognized in each market’s respective local currency. We purchase inventory from companies in foreign markets and in the United States, primarily in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because a majority of our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have in the past been, and are likely to continue to be, significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

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

Because a substantial portion of our business is conducted outside of the United States, our business is subject to global political issues and conflicts. Such political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate in areas in which we do business. In addition, changes in and adverse actions by governments in foreign markets in which we do business could have a material adverse effect on our results of operations and financial condition. For example, the recent and continuing conflict arising from the invasion of Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic tariffs, sanctions and import-export restrictions from the U.S. and the international community in a manner that adversely affects us and our Russia, Central and Eastern Europe business segment, including to the extent that any such actions cause material business interruptions, restrict our ability in this region to conduct business with certain suppliers or vendors, utilize the banking system, or repatriate cash. Additionally, such conflict or sanctions may significantly devalue the Russian Ruble and other currencies and have a negative impact on the Russian and Eastern European economies.

The ongoing coronavirus pandemic and the responses thereto around the world could adversely impact our business and operating results.

Throughout the COVID-19 pandemic, governments around the world have issued orders restricting travel, the number of people who may gather, or for their citizens to shelter-in-place to slow the spread of COVID-19. Such orders, restrictions and recommendations have resulted in widespread closures of businesses not deemed “essential,” work stoppages, limitations on the number of people allowed to gather in one location, slowdowns and delays in world-wide supply chains, work-from-home policies, travel restrictions and cancellation of events, among other effects. In particular, travel and logistics restrictions, shelter-in-place orders and other measures, including working remotely, social distancing and other policies implemented in foreign and domestic sites to protect the health and safety of employees, have resulted in, and are expected to continue to result in, transportation disruptions (such as reduced availability of air transport, port closures, and increased border controls or closures), production delays and capacity limitations at our facilities and some of our customers and suppliers, as well as reduced workforce availability or productivity. These and other adverse impacts on our supply chain could limit our ability to obtain required materials in a timely manner, maintain adequate inventory levels, and respond to changes in customer demand, which could adversely affect our business and result of operations.

The duration and extent of COVID-19’s impact on our business are difficult to assess or predict. The widespread pandemic has resulted and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, repatriate funds from foreign markets, which would negatively affect our liquidity. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt or halt our operations and materially harm our business, financial condition and results of operations. Our manufacturing personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and a widespread outbreak of COVID-19 among our manufacturing or supply-chain employees could disrupt or halt our operations. Further, restrictions on gatherings of individuals may limit the ability of our independent consultants to sell our products. Additionally, the procedures we take to mitigate the effect of COVID-19 on our workforce, including but not limited to, social distancing and additional sanitizing measures, could reduce the efficiency of our operations, increase our operating costs or prove insufficient to protect our employees.

Difficult economic conditions could adversely affect our results of operations and financial condition.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. Economic slowdowns in the markets in which we do business may adversely affect consumer spending habits and demand for our products, which may result in lower net sales in future periods. A prolonged global or regional economic downturn could have a material adverse effect on our results of operations and financial condition. Unfavorable economic conditions in the financial, and credit markets, inflation, or other circumstances that adversely affect the ability of consumers to pay for our products could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Our business depends on the timely supply of materials, services and related products to meet the demands of our customers, which depends in part on the timely delivery of materials and services from suppliers and contract manufacturers. Significant or sudden increases in demand for our products, as well as worldwide demand for the raw materials and services we require to manufacture and sell our products, may result in a shortage of such materials or may cause shipment delays due to transportation interruptions or capacity constraints. Such shortages or delays could adversely impact our suppliers’ ability to meet our demand requirements. Difficulties in obtaining sufficient and timely supply of materials or services can have an adverse impact on our manufacturing operations and our ability to meet customer demand.

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

As more fully discussed in the risk factor “The ongoing coronavirus pandemic and the responses thereto around the world could adversely impact our business and operating results” above, the ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and may continue to adversely impact our supply chain, manufacturing, logistics, workforce and operations, as well as the operations of our customers and suppliers globally. Such adverse impacts on our supply chain could limit our ability to manufacture and sell our products on a timely and cost-effective basis, which could adversely affect our business and results of operations.

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

We also rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers and to our independent consultants and customers. Labor shortages at our own facilities, ports, our common carriers, or our suppliers or manufacturers could harm our business, particularly if labor shortages occur during periods of significant importing or manufacturing, potentially resulting in delayed or canceled orders by customers and unanticipated inventory accumulation or shortages. These and similar disruptions could result in harm to our business, results of operations, and financial condition.

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

Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics), and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.

Taxation and transfer pricing could adversely affect our results of operations and financial condition.

We are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between our U.S. parent company and our foreign subsidiaries. These pricing laws are designed to ensure that appropriate levels of income and expense are reported by our U.S. and foreign entities, and that they are taxed appropriately. Regulators in the United States and in foreign markets closely monitor our corporate structures, intercompany transactions, and how we effectuate intercompany fund transfers. Our effective tax rate could increase, and our results of operations and financial condition could be materially adversely affected if regulators challenge our corporate structures, transfer pricing methodologies or intercompany transfers. We are eligible to receive foreign tax credits in the United States for certain foreign taxes paid abroad. In the event any audits or assessments are concluded adversely to us, we may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we may not be able to take advantage of any foreign tax credits in the future. In addition, changes in the amount of our total and foreign source taxable income may also limit our ability to take advantage of foreign tax credits in the future. The various customs, exchange control and transfer pricing laws are continually changing, and are subject to the interpretation of governmental agencies.

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

Maintaining compliance with these evolving regulations and requirements could be difficult and may increase costs. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, consultant or guest data which could adversely affect our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits, which could have a material adverse effect on our results of operations and financial condition. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber-attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases, it could take time to discover them. Breaches of our data systems, or those of our vendors, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, could result in material interruptions or malfunctions in our or such vendors’ websites, applications, data processing, or disruption of other business operations. For various reasons or circumstances, our employees may work remotely from time to time. For example, many of our employees have worked remotely in response to the spread of the COVID-19 pandemic. During such times, remote access heightens the risk of a cyber-attack. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force, disruption of our operations and damage to our reputation. These risks are heightened as we work with third-party partners and as our sales force uses social media, as the partners and social media platforms could be vulnerable to the same types of breaches.

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

Most of our products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products generally make obtaining patent protection for our products impractical. We have other intellectual property that we consider valuable, including trademarks for the Nature’s Sunshine Products and Synergy names and logos. Our efforts to protect our intellectual property may be unsuccessful and third-parties may assert claims against us for infringement of intellectual property rights, which could result in us being required to obtain costly licenses for such rights, to pay royalties or to terminate our manufacturing of infringing products, all of which could have a material adverse effect on our results of operations and financial condition.

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

We lease properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and/or distribution warehouses in many of the countries in which we conduct business. For additional disclosure of leased properties, see Note 18, “Leases,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

We believe that our current facilities are adequate for our business operations.

Item 3. Legal Proceedings

Our legal proceedings are discussed in Note 13, “Commitments and Contingencies,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock is traded on the NASDAQ Global Market (symbol “NATR”).

The approximate number of our shareholders, of record as of February 25, 2022, was 1,303. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None

Dividends

On March 10, 2021, we announced a special non-recurring cash dividend of $1.00 per common share in an aggregate amount of $19.9 million that was paid on April 5, 2021, to shareholders of record on March 29, 2021. In accordance with the provisions of our 2012 Stock Incentive Plan (the “2012 Incentive Plan”), as a result of the special dividend we are required to make the participant’s original grant whole by preventing either dilution or enlargement of the benefits or potential benefits intended by the original grant. The 2012 Incentive Plan provides our Compensation Committee with the discretion to meet this requirement. See further discussion in the Share-Based Compensation section of this Note.

The declaration of dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Issuer Stock Purchases

The following table summarizes the purchases of our common stock during the year ended December 31, 2021:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
April 1, 2021 to April 30, 2021	—	$—	—
May 1, 2021 to May 31, 2021	—	—	—
June 1, 2021 to June 30, 2021	77	19.43	77
July 1, 2021 to July 31, 2021	84	17.8	84
August 1, 2021 to August 31, 2021	55	17.1	55
September 1, 2021 to September 30, 2021	134	15.42	134
October 1, 2021 to October 31, 2021	48	14.85	48
November 1, 2021 to November 30, 2021	15	16.85	15
December 1, 2021 to December 31, 2021	26	$17.54	26
Total	439		439	$7,600

On March 10, 2021, we announced a $15.0 million common share repurchase program. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the year ended December 31, 2021, we repurchased 439,000 shares of our common stock for $7.4 million. At December 31, 2021, the remaining balance available for repurchases under the program was $7.6 million.

The actual timing, number, and value of common shares repurchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares, and applicable legal requirements. We have no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued, or modified at any time and for any reason.

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2016, along with the composite prices of companies listed on the NASDAQ Stock Market and a selection of our peer group. Standard & Poor’s Investment Services provided this information. The comparisons in the graph are required by regulations of the SEC, and are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies that comprise this peer group include Herbalife International, Ltd., LifeVantage Corporation, NuSkin Enterprises, Inc. and USANA Health Sciences, Inc. We consider these companies to be representative of our peer group as they have similar product lines and distribution techniques.

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

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Nature’s Sunshine Products, Inc.	$100.00	$77.77	$54.88	$60.13	$100.66	$131.53
NASDAQ Index	100.00	129.64	125.96	172.18	249.51	304.85
Peer Group	100.00	137.97	200.68	152.49	164.04	155.79

Item 6. [Reserved]

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

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2 “COVID-19”, began aggressively spreading throughout the world, including all the primary markets where we conduct business. As COVID-19 has spread throughout the world, it has impacted our markets differently. At various times during the course of the pandemic and throughout our markets, governments have issued orders and restrictions that have limited the ability of our consultants to meet with consumers, put downward pressure on our sales in many of our markets and added substantial uncertainties to our global supply chain. However, despite such restrictions, we experienced an increase in sales during the fourth quarter due primarily to increased demand for nutritional supplements. Although we are taking appropriate actions to mitigate the effects COVID-19 may have on our business, such actions may ultimately be insufficient to avoid substantial impact on the consolidated financial statement or material health of the Company. At this time, the duration of any business disruption and related financial impact cannot be reasonably estimated.

In 2021, we experienced an increase in our consolidated net sales of 15.3 percent (or 13.6 percent in local currencies) compared to 2020. Asia net sales increased approximately 27.5 percent (or 24.4 percent in local currencies) compared to 2020. Europe net sales increased approximately 17.8 percent (or 16.2 percent in local currencies) compared to 2020. North America net sales increased approximately 2.9 percent (or 2.4 percent in local currencies) compared to 2020. Latin America and Other net sales increased approximately 11.2 percent (or 10.1 percent in local currencies) compared to 2020.

In absolute terms, selling, general and administrative expenses increased $22.8 million during 2021, and as a percentage of net sales were 34.7 percent and 34.1 percent for 2021 and 2020, respectively.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations. We have discussed the development, selection and disclosure of these estimates with the Board of Directors and our Audit Committee.

A summary of our significant accounting policies is provided in Note 1, “Nature of Operations and Significant Accounting Policies,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Revenue Recognition

Our revenue recognition practices are discussed in Note 2, “Revenue Recognition,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

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

Incentive Trip Accrual

We accrue expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as the trips are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities in amounts greater or less than the amounts recorded. We had accrued incentive trip costs of approximately $6.7 million and $6.4 million at December 31, 2021 and 2020, respectively, which are included in accrued liabilities in the consolidated balance sheets. Of the $6.7 million accrued at December 31, 2021, $5.5 million was recorded prior to January 1, 2020. Due to restrictions associated with COVID-19, we were unable to hold traditional incentive trips during the years ended December 31, 2021 and 2020.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2021 and 2020, we had recorded valuation allowances of $8.7 million and $15.3 million, respectively, as offsets to deferred tax assets.

At December 31, 2021, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $4.9 million. The net operating losses will expire at various dates from 2022 through 2031, with the exception of those in some foreign jurisdictions where there is no expiration. As of December 31, 2021, we had approximately $14.1 million of foreign tax and withholding credits. Of the $14.1 million credits, $13.8 million are foreign tax credits, most of which expire in 2024 and a portion of which are offset by valuation allowances.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated net income (loss) from continuing operations results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	(26.0)	(26.3)
Gross profit	74.0	73.7

Operating expenses:
Volume incentives	31.5	34.0
Selling, general and administrative	34.7	34.1

Operating income	7.8	5.6

Other income (expense):
Interest and other income, net	0.1	—
Interest expense	(0.1)	—
Foreign exchange gains (losses), net	(0.7)	0.3
	(0.7)	0.3

Income before provision for income taxes	7.1	5.9
Provision for income taxes	0.4	—

Net income	6.7%	5.9%

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

Year Ended December 31, 2021, as Compared to the Year Ended December 31, 2020

Net Sales

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations, for the years ended December 31, 2021 and 2020 (dollar amounts in thousands).

	Net Sales by Operating Segment
	2021	2020	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$176,860	$138,717	27.5%	$4,328	24.4%
Europe	91,539	77,688	17.8%	1,232	16.2%
North America	149,746	145,481	2.9%	748	2.4%
Latin America and Other	25,939	23,319	11.2%	258	10.1%
	$444,084	$385,205	15.3%	$6,566	13.6%

Consolidated net sales for the year ended December 31, 2021, were $444.1 million compared to $385.2 million in 2020, or an increase of approximately 15.3 percent. The increase was related to product sales growth in all of our operating business segments. Excluding the favorable impact of foreign currency exchange rate fluctuations, consolidated net sales for the year ended December 31, 2021 would have increased by 13.6 percent from 2020.

Asia

Net sales related to Asia for the year ended December 31, 2021, were $176.9 million compared to $138.7 million for 2020, an increase of 27.5 percent. In local currency, net sales increased by 24.4 percent compared to 2020. Fluctuations in foreign exchange rates had a $4.3 million favorable impact on net sales for the year ended December 31, 2021.

Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased approximately $0.9 million, or 1.5 percent, for the year ended December 31, 2021, compared to 2020. Fluctuations in foreign exchange rates had a $1.8 million favorable impact on net sales for the year ended December 31, 2021. In local currency, net sales decreased 4.4 percent compared to 2020. The decrease in local currency net sales was primarily the result of new product launches and extended promotions in 2020 that did not recur in 2021, as well as more pressure from government restrictions in the market intended to slow the spread of COVID-19.

In our Japan market, net sales increased approximately $8.8 million, or 32.8 percent, for the year ended December 31, 2021, compared to 2020. Fluctuations in foreign exchange rates had a $1.0 million unfavorable impact on net sales for the year ended December 31, 2021. In local currency, net sales increased 36.5 percent for the year ended December 31, 2021, compared to 2020. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

In our China market, net sales increased approximately $13.7 million, or 39.3 percent, for the year ended December 31, 2021, compared to 2020. Fluctuations in foreign exchange rates had a $2.3 million favorable impact on net sales for the year ended December 31, 2021. In local currency, net sales increased 32.6 percent for the year ended December 31, 2021, compared to 2020. Although net sales in 2020 were affected by government restrictions in the market intended to slow the spread of COVID-19, we attribute the growth in net sales primarily to initiatives designed to increase independent service providers’ engagement levels and gain market share.

Europe

Net sales related to Europe were $91.5 million for the year ended December 31, 2021, compared to $77.7 million for 2020, an increase of 17.8 percent. The functional currency for many of these markets is the U.S. dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $1.2 million favorable impact on net sales for the year ended December 31, 2021. Net sales increased primarily as a result of product promotions that have improved consultant engagement as well as an increase in demand for nutritional supplements, among other factors.

North America

Net sales related to North America for the year ended December 31, 2021, were $149.7 million, compared to $145.5 million for 2020, an increase of 2.9 percent. Fluctuations in foreign exchange rates had a $0.7 million favorable impact on net sales for the year ended December 31, 2021. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in North America increased by 2.4 percent from 2020.

In the United States, net sales increased $3.2 million, or 2.4 percent, for the year ended December 31, 2021, compared to 2020. The increase in the market is due to several factors including, among others, rebranding and rebuilding efforts of the Nature’s Sunshine brand and consultant tools in the U.S. and an increase in demand for nutritional supplements in the U.S..

Latin America and Other

Net sales related to Latin America and Other markets for the year ended December 31, 2021, were $25.9 million, compared to $23.3 million for 2020, an increase of 11.2 percent. Fluctuations in foreign exchange rates had a $0.3 million favorable impact on net sales for the year ended December 31, 2021. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Latin America and Other increased by 10.1 percent from 2020. The increase was primarily the result of changes in the independent consultant compensation plan as well as an increase in demand for nutritional supplements and new product offerings.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 14, “Operating Business Segment and International Operation Information,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Cost of Sales

Cost of sales as a percent of net sales decreased to 26.0 percent in 2021, compared to 26.3 percent in 2020. The decrease in cost of sales percentage is driven by favorable changes in market mix and reserves taken in the prior year, partially offset by increased transportation costs.

Volume Incentives

Volume incentives as a percent of net sales decreased to 31.5 percent in 2021, compared to 34.0 percent in 2020. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the year ended December 31, 2021 is primarily due to changes in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are lower than the consolidated average, and the growth in NSP China. The decrease also reflects expected cost savings from the September 2020 launch of our new consultant sales and compensation plan in North America and Latin America.

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

Selling, general and administrative expenses increased by $22.8 million to $154.1 million for the year ended December 31, 2021. Selling, general and administrative expenses were 34.7 percent and 34.1 percent of net sales for the years ended December 31, 2021 and 2020, respectively. The increase in selling, general and administrative expenses, was primarily related to higher service fees that resulted from growth in China’s net sales, increased selling costs intended to drive growth initiatives in other markets, and direct selling costs associated with increased sales.

Other Income (Loss), Net

Other income (loss), net, for the years ended December 31, 2021 and 2020, were losses of $2.8 million and gains of $1.3 million, respectively. Other income (loss), for the year ended December 31, 2021 primarily consisted of foreign exchange gains and losses as a result of net changes in foreign currencies primarily in Asia, Europe and Latin America.

Income Taxes

For 2021, we had an effective tax rate of 5.1 percent for 2021, compared to a benefit of 0.6 percent for 2020. The increase in the effective rate from 2020 to 2021 is primarily attributable to the decrease in prior year tax liability associated with uncertain tax positions which did not repeat in the current year. The effective rate for 2021 differed from the federal statutory rate of 21.0 percent primarily due to the following:

•Adjustments to valuation allowances decreased the effective rate by 19.7 percent in 2021. Included was the effect of releasing the valuation allowance on foreign tax credits which are expected to be utilized before expiration, offset in part by the impact of current year foreign losses in foreign affiliates that currently do not provide tax benefit.
•Favorable deductions for stock compensation decreased the tax rate by 4.0 percent in 2021.
•Nondeductible executive compensation increased the tax rate by 4.9 percent in 2021.
•Cumulative unfavorable adjustments related to foreign operations increased the tax rate by 2.4 percent in 2021. These adjustments relate to foreign items that are treated differently for tax purposes than they are for financial reporting purposes.
•Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 6.3 percentage points in 2021. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2021
Foreign tax credits	(7.4)%
Foreign tax rate differentials	0.6
Foreign withholding taxes	1.9
Transfer pricing adjustment	0.6
Impact of GILTI	0.7
Impact of FDII	(2.7)
Total	(6.3)%

Changes to the effective rate due to impact of foreign tax credits, foreign tax rate differentials, foreign withholding taxes, transfer pricing, GILTI and FDII are expected to be recurring; however, depending on various factors, the changes may be favorable or unfavorable for a particular period. Given the large number of jurisdictions in which we do business and the number of factors that can impact effective tax rates in any given year, this rate is likely to reflect significant fluctuations from year-to-year.

Year Ended December 31, 2020, as Compared to the Year Ended December 31, 2019

For a discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filled with the SEC on March 10, 2021.

SUMMARY OF QUARTERLY OPERATIONS — UNAUDITED

The following tables present our unaudited summary of quarterly operations during 2021 and 2020 for each of three month periods ended March 31, June 30, September 30, and December 31 (amounts in thousands).

	For the Quarter Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net sales	$102,421	$108,978	$114,746	$117,939
Cost of sales	(26,979)	(28,463)	(29,419)	(30,606)
Gross profit	75,442	80,515	85,327	87,333

Volume incentives	34,255	35,443	35,793	34,353
Selling, general and administrative	33,552	35,586	39,528	45,437
Operating income	7,635	9,486	10,006	7,543
Other income (expense)	(1,933)	529	(886)	(558)
Income before income taxes	5,702	10,015	9,120	6,985
Provision (benefit) for income taxes	1,550	3,221	3,662	(6,818)
Net income	4,152	6,794	5,458	13,803
Net income attributable to noncontrolling interests	136	254	600	364
Net income attributable to common shareholders	$4,016	$6,540	$4,858	$13,439

Basic and diluted net income per common share:
Basic earnings per share attributable to common shareholders:	$0.20	$0.33	$0.24	$0.68

Diluted earnings per share attributable to common shareholders:	$0.20	$0.32	$0.24	$0.67

Dividends declared per common share	$1.00	$—	$—	$—

	For the Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net sales	$95,926	$87,286	$100,250	$101,743
Cost of sales	(24,681)	(23,017)	(27,175)	(26,403)
Gross profit	71,245	64,269	73,075	75,340

Volume incentives	33,018	29,165	34,310	34,657
Selling, general and administrative	31,065	28,504	33,294	38,434
Operating income	7,162	6,600	5,471	2,249
Other income (expense)	(2,410)	1,509	671	1,569
Income before income taxes	4,752	8,109	6,142	3,818
Provision (benefit) for income taxes	1,746	1,976	(1,027)	(2,832)
Net income from continuing operations	3,006	6,133	7,169	6,650
Net income attributable to noncontrolling interests	44	379	414	784
Net income attributable to common shareholders	$2,962	$5,754	$6,755	$5,866

Basic and diluted net income per common share:
Basic earnings per share attributable to common shareholders:	$0.15	$0.30	$0.35	$0.30

Diluted earnings per share attributable to common shareholders:	$0.15	$0.29	$0.34	$0.29

Basic and diluted income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses and costs, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of December 31, 2021, working capital was $88.0 million, compared to $84.4 million as of December 31, 2020. At December 31, 2021, we had $86.2 million in cash and cash equivalents, of which $67.7 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriations.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating activities	$34,608	$37,659
Investing activities	(6,612)	(4,905)
Financing activities	(31,721)	3,878

Operating Activities

For the year ended December 31, 2021, operating activities provided cash in the amount of $34.6 million compared to $37.7 million in 2020. Operating cash flows decreased primarily due to an investment in inventory and timing of accounts receivable payments.

Investing Activities

Cash used in investing activities includes cash paid for capital expenditures related to the purchase of equipment, computer systems and software. For the years ended December 31, 2021 and 2020, these amounts were $6.7 million and $4.9 million, respectively.

Financing Activities

For the year ended December 31, 2021, financing activities used $31.7 million in cash, compared to providing $3.9 million in cash used for the same period in 2020. For the years ended December 31, 2021 and 2020, we had net borrowings of $0 and $3.7 million, respectively.

For the year ended December 31, 2021, we used cash to pay a special non-recurring cash dividend of $1.00 per common share in an aggregate amount of $19.9 million.

For the year ended December 31, 2021, we used cash to repurchase 439,000 shares of our common stock under the share repurchase program for $7.4 million. At December 31, 2021, the remaining balance available for repurchases under the program was $7.6 million.

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 11, 2020 the Credit Agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. On March 8, 2021, we signed an amendment to the Credit Agreement that eliminates the Index floor from the calculation of interest. We pay interest on any borrowings under the Credit Agreement, which through March 8, 2021, was at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent (3.00 percent as of December 31, 2020), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. Interest under the amended Credit Agreement is at LIBOR, plus 2.25 percent (2.35 percent as of December 31, 2021), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity. At December 31, 2021, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. We were in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2021.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the “Capital Credit Agreement”). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We do not expect to make any additional borrowings under the Capital Credit Agreement. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in thirty-six monthly payments, each equal to $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of December 31, 2021, there was $2.4 million outstanding balance under the Capital Credit Agreement, $1.2 million of which was classified as current.

During the years ended December 31, 2021 and 2020, there were no additional borrowings made by our joint venture from the Company or its joint venture partner. The note between the joint venture and the Company eliminates in consolidation.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2021 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$22,979	$5,183	$7,904	$5,281	$4,611
Self-insurance reserves (1)	424	424		—	—
Other long-term liabilities reflected on the balance sheet (2)	—	—	—	—	—
Revolving credit facility (3)	—	—	—	—	—
Capital credit agreement (4)	2,418	1,244	1,174	—	—
Total	$25,821	$6,851	$9,078	$5,281	$4,611
_______________________________________
(1)    At December 31, 2021, there were $0.7 million of liabilities. We retain a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the consolidated balance sheet.

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

(2)    At December 31, 2021, there were $1.0 million of liabilities. We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes). The deferrals become an obligation owed to the participant by us under the plan. Upon separation of the participant from the service with us, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years. As we cannot easily determine when our officers and key employees will separate from us, we are unable to estimate the years in which cash settlement may occur.

(3)    We entered into the revolving Credit Agreement with Bank of America, N.A., that permits us to borrow up to $25.0 million through July 1, 2023, bearing interest at LIBOR, plus 2.25 percent. We must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2021, we had $25.0 million available under this facility. At December 31, 2021, there was no outstanding balance under the Credit Agreement.

(4)    We entered into the Capital Credit Agreement with Banc of America Leasing and Capital, LLC, under which we borrowed $3.7 million, bearing interest at a fixed rate of 3.00 percent. We are required to settle our borrowings over thirty-six monthly payments, each equal to $0.1 million. As of December 31, 2021, there was $2.4 million outstanding balance under the Capital Credit Agreement.

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate, or royalties on certain products. In 2021 and 2020, the aggregate amounts of these payments were $26,000 and $23,000, respectively.

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

Foreign Currency Risk

During the year ended December 31, 2021, approximately 68.9 percent of our net sales and approximately 60.5 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in Management’s Discussion and Analysis included in Part II, Item 7 of this report.

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

Exchange rate sensitivity for the year ended December 31, 2021 (dollar amounts in thousands):

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	%)
Net sales	$444,084	$(21,065)	(4.7)%	$(30,224)	(6.8)%	$(46,343)	(10.4)%

Cost and expenses:
Cost of sales	115,467	(6,003)	(5.2)%	(8,613)	(7.5)%	(13,207)	(11.4)%
Volume incentives	139,844	(7,862)	(5.6)%	(11,280)	(8.1)%	(17,296)	(12.4)%
Selling, general and administrative	154,103	(4,170)	(2.7)%	(5,984)	(3.9)%	(9,175)	(6.0)%

Operating income	$34,670	$(3,030)	(8.7)%	$(4,347)	(12.5)%	$(6,665)	(19.2)%

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

Exchange Rate Sensitivity of financial assets and liabilities as of December 31, 2021 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
Financial Assets Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$86,184	$(5,454)	(6.3)%	$(7,826)	(9.1)%	$(11,999)	(13.9)%
Accounts receivable, net	8,871	(559)	(6.3)%	(802)	(9.0)%	(1,230)	(13.9)%

Financial Liabilities Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	9,702	(326)	(3.4)%	(468)	(4.8)%	(718)	(7.4)%

Net Financial Assets Subject to Exchange Rate Risk	$85,353	$(5,687)	(6.7)%	$(8,160)	(9.6)%	$(12,511)	(14.7)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2021, and represent a significant concentration upon translation into U.S. dollars. None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk represent a significant concentration upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Cash Amounts Denominated in Local Currency as of December 31, 2021 (dollar amounts in thousands):

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar
Cash and Cash Equivalents
China (Yuan Renminbi)	$19,545	6.4
South Korea (Won)	11,256	1,188.6
Japan (Yen)	9,970	115.1
Canada (Dollar)	2,584	1.3
Other	16,643	Varies
Total foreign denominated cash and cash equivalents	59,998
U.S. dollars held by foreign subsidiaries	7,710
Total cash and cash equivalents held by foreign subsidiaries	$67,708

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

Year ended December 31,	2021	2020
Canada (Dollar)	1.3	1.3
China (Yuan Renminbi)	6.5	6.9
European Markets (Euro)	0.8	0.9
Japan (Yen)	109.7	106.8
South Korea (Won)	1,143.7	1,178.6
Poland (Zloty)	3.9	3.9
Taiwan (Dollar)	27.9	29.4

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

The functional currency in highly inflationary economies is the U.S. dollar, and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the years ended December 31, 2021 and 2020, we did not operate in any countries considered to be highly inflationary.

Interest Rate Risk

On December 31, 2021, we did not have any available for sale investments.

On December 31, 2021, we had no outstanding balance on our revolving credit line.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nature’s Sunshine Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Deferred Income Tax Assets—Valuation Allowance—Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized based on estimates of future taxable income. As of December 31, 2021, the Company has $30.5 million of gross deferred tax assets and a valuation allowance of $8.7 million.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 8, 2022

We have served as the Company’s auditor since 2007.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

As of December 31,	2021	2020
Assets
Current assets:
Cash and cash equivalents	$86,184	$92,069
Accounts receivable, net of allowance for doubtful accounts of $143 and $454, respectively	8,871	7,375
Inventories	60,852	47,683
Prepaid expenses and other	8,760	6,938
Total current assets	164,667	154,065
Property, plant and equipment, net	50,857	54,355
Operating lease right-of-use assets	18,349	20,210
Restricted investment securities - trading	964	989
Deferred income tax assets	13,590	8,693
Other assets	10,447	11,186
	$258,874	$249,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,702	$6,486
Accrued volume incentives and service fees	23,131	19,481
Accrued liabilities	31,600	31,710
Deferred revenue	3,694	2,092
Current installments of long-term debt and revolving credit facility	1,244	1,306
Related party note	302	1,200
Income taxes payable	2,647	2,387
Current portion of operating lease liabilities	4,350	4,992
Total current liabilities	76,670	69,654
Liability related to unrecognized tax benefits	—	92
Long-term portion of operating lease liabilities	15,919	16,412
Long-term debt and revolving credit facility	1,174	2,418
Deferred compensation payable	964	989
Long-term deferred income tax liabilities	1,566	1,391
Other liabilities	1,177	1,308
Total liabilities	97,470	92,264

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 19,724 and 19,697 shares issued and outstanding as of December 31, 2021, and 2020, respectively	133,382	139,311
Retained earnings	35,025	26,030
Noncontrolling interests	3,202	1,848
Accumulated other comprehensive loss	(10,205)	(9,955)
Total shareholders’ equity	161,404	157,234
	$258,874	$249,498
 See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)

Year Ended December 31,	2021	2020
Net sales	$444,084	$385,205
Cost of sales	(115,467)	(101,276)
Gross profit	328,617	283,929

Operating expenses:
Volume incentives	139,844	131,150
Selling, general and administrative	154,103	131,297
Operating income	34,670	21,482
Other income (expense):
Interest and other income, net	466	171
Interest expense	(250)	(102)
Foreign exchange gains (losses), net	(3,064)	1,270
	(2,848)	1,339
Income from operations before provision for income taxes	31,822	22,821
Provision (benefit) for income taxes	1,615	(137)
Net income	30,207	22,958
Net income attributable to noncontrolling interests	1,354	1,621
Net income attributable to common shareholders	$28,853	$21,337

Basic and diluted net income per common share

Basic earnings per share attributable to common shareholders	$1.45	$1.09

Diluted earnings per share attributable to common shareholders	$1.42	$1.07

Weighted-average basic common shares outstanding	19,858	19,537
Weighted-average diluted common shares outstanding	20,327	19,968

Dividends declared per common share	$1.00	$—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

Year Ended December 31,	2021	2020
Net income	$30,207	$22,958
Foreign currency translation gain (loss) (net of tax)	(250)	1,270
Total comprehensive income	29,957	24,228
Net income attributable to noncontrolling interests	1,354	1,621
Total comprehensive income attributable to common shareholders	$28,603	$22,607

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total
	Shares	Value
Balance at January 1, 2020	19,410	$135,741	$4,693	$227	$(11,225)	$129,436
Share-based compensation expense	—	3,787	—	—	—	3,787
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	287	(217)	—	—	—	(217)
Net income	—	—	21,337	1,621	—	22,958
Other comprehensive income	—	—	—	—	1,270	1,270
Balance at December 31, 2020	19,697	139,311	26,030	1,848	(9,955)	157,234
Share-based compensation expense	—	3,731	—	—	—	3,731
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	466	(2,235)	—	—	—	(2,235)
Repurchase of common stock	(439)	(7,425)	—	—	—	(7,425)
Cash dividends ($1.00 per share)	—	—	(19,858)	—		(19,858)
Net income	—	—	28,853	1,354	—	30,207
Other comprehensive loss	—	—	—	—	(250)	(250)
Balance at December 31, 2021	19,724	$133,382	$35,025	$3,202	$(10,205)	$161,404

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

Year Ended December 31,	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,207	$22,958
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	(47)	77
Depreciation and amortization	11,162	10,743
Noncash lease expense	5,354	4,735
Share-based compensation expense	3,731	3,787
Loss (gain) on sale of property and equipment	(28)	29
Deferred income taxes	(4,129)	(4,357)
Purchase of trading investment securities	(36)	(60)
Proceeds from sale of trading investment securities	175	339
Realized and unrealized gains on investments	(105)	(115)
Foreign exchange (gains) losses	3,064	(1,270)
Changes in operating assets and liabilities:
Accounts receivable	(1,681)	106
Inventories	(14,456)	(154)
Prepaid expenses and other	(1,922)	(1,762)
Other assets	182	(55)
Accounts payable	3,080	2,090
Accrued volume incentives and service fees	3,985	77
Accrued liabilities	402	5,341
Deferred revenue	1,618	766
Lease liabilities	(5,442)	(4,716)
Income taxes payable	(393)	671
Liability related to unrecognized tax positions	(92)	(1,407)
Deferred compensation payable	(21)	(164)
Net cash provided by operating activities	34,608	37,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,666)	(4,905)
Proceeds from sale of property, plant and equipment	54	—
Net cash used in investing activities	(6,612)	(4,905)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	(19,858)	—
Proceeds from notes payable	—	9,098
Principal payments of long-term debt	(1,306)	(5,374)
Principal payments of borrowings from related party	(897)	(318)
Proceeds from exercise of stock options	(2,235)	472
Repurchase of common stock	(7,425)	—
Net cash provided by (used in) financing activities	(31,721)	3,878
Effect of exchange rates on cash and cash equivalents	(2,160)	1,808
Net increase (decrease) in cash and cash equivalents	(5,885)	38,440
Cash and cash equivalents at beginning of the year	92,069	53,629
Cash and cash equivalents at end of the year	$86,184	$92,069

Year Ended December 31,	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$6,222	$4,832
Cash paid for interest	202	86
Supplemental disclosure of noncash investing, and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	330	85

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and our subsidiaries. At December 31, 2021 and 2020, substantially all of our subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation. We consolidate the joint ventures in Hong Kong and China in our consolidated financial statements, with another party’s interest presented as a noncontrolling interest. Additionally, we operate a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

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

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to our independent consultants, and receivables from independent consultants in foreign markets. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. However, due to the geographic dispersion of credit card and independent consultant receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2021 and 2020. We maintain an allowance for potential credit losses that is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of account holder. This reserve is adjusted periodically as information about specific accounts becomes available.

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

Fair Value of Financial Instruments

Our financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, investments, and accounts payable, approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the years ended December 31, 2021, and 2020, we did not have any write-offs related to the remeasurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

Inventories

Inventories are adjusted to lower of cost and net realizable value, using the first-in, first-out method. The components of inventory cost include raw materials, labor and overhead. To estimate any necessary adjustments, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory adjustments could be required.

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

Incentive Trip Accrual

We accrue for expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued convention and meeting costs of $6.7 million and $6.4 million at December 31, 2021, and 2020, respectively, which are included in accrued liabilities in the consolidated balance sheets. Of the $6.7 million accrued at December 31, 2021, $5.5 million was recorded prior to January 1, 2020. Due to restrictions associated with COVID-19, we were unable to hold traditional incentive trips during the year ended December 31, 2021 and 2020.

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors. During the years ended December 31, 2021 and 2020, we did not operate in any countries considered to be highly inflationary.

Revenue Recognition

Net sales include sales of products and shipping and handling charges, net of estimates for product returns and any related sales incentives or rebates based upon historical information and current trends. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized at the point in time in which the customer obtains control of the products, per the agreed shipping terms in the respective market. Revenue recognition is discussed in further detail in Note 2.

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2021 and 2020, totaled approximately $8.2 million and $1.8 million, respectively. The increase in advertising costs is due to our calculated effort to build brand awareness.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $1.4 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years (dollar and share amounts in thousands, except for per share information):

	2021	2020
Net income attributable to common shareholders:
Net income	$28,853	$21,337

Basic weighted-average shares outstanding	19,858	19,537

Basic earnings per share attributable to common shareholders:
Net income	$1.45	$1.09

Diluted Shares Outstanding:
Basic weighted-average shares outstanding	19,858	19,537
Share-based awards	469	431
Diluted weighted-average shares outstanding	20,327	19,968

Diluted earnings per share attributable to common shareholders:
Net income	$1.42	$1.07

Potentially dilutive shares excluded from diluted-per-share amounts:
Share-based awards	425	703

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—	176

For the years ended December 31, 2021 and 2020, potentially dilutive shares excluded from diluted-per-share amounts include performance-based restricted stock units (“RSU”), for which certain metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the years presented.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. The amendments in this update are effective for reporting periods beginning after December 15, 2020, with early adoption permitted. The adoption of this ASU did not have a significant impact on our Consolidated Financial Statements.

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

NOTE 2:  REVENUE RECOGNITION

Net sales include sales of products and shipping and handling charges, net of estimates for product returns and any related sales incentives or rebates based upon historical information and current trends. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized at the point in time in which the customer obtains control of the products, per the agreed shipping terms in the respective market. The majority of our contracts have a single performance obligation and are short term in nature. Contracts with multiple performance obligations are insignificant. Amounts received for unshipped merchandise are recorded as deferred revenue. Membership fees are deferred and amortized as revenue over the life of the membership, primarily one year.

A reserve for product returns is recorded based upon historical experience. We allow independent consultants to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of our markets, the requirements to return product are more restrictive. Sales returns for the years ended December 31, 2021 and 2020, were $1.1 million and $2.0 million, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales. Shipping and handling revenues of approximately $1.7 million and $3.4 million were reported as net sales for the years ended December 31, 2021 and 2020, respectively. The decrease is primarily due to promotions designed to drive growth in our North America segment.

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

The following table presents changes in these contract liability balances for the years ended December 31, 2020 and 2021 (dollar amounts in thousands):

Outstanding at January 1, 2020	$955
Increase (decrease) attributed to:
Customer loyalty net deferrals	7,370
Customer loyalty redemptions	(7,342)
Outstanding at December 31, 2020	983
Decrease attributed to:
Customer loyalty redemptions	(983)
Outstanding at December 31, 2021	$—
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

In 2021, we continued to execute our strategy to reduce costs and improve efficiencies. During the year ended December 31, 2021, we incurred $0.4 million of non-recurring expenses that are recorded primarily in selling, general and administrative expense consisting of severance. Of the restructuring expenses incurred during the year ended December 31, 2021, $0.2 million of severance and rent expenses remained payable at December 31, 2021.

The following table summarizes the 2020, and 2021 restructuring activity (dollar amounts in thousands):

Total
Liability balance at January 1, 2020	$383
Increase in liability	808
Reduction in liability (payments)	(840)
Liability balance at December 31, 2020	351
Increase in liability	417
Reduction in liability (payments)	(594)
Liability balance at December 31, 2021	$174

NOTE 4: INVENTORIES

The composition of inventories is as follows (dollar amounts in thousands):

As of December 31,	2021	2020
Raw materials	$22,494	$13,956
Work in process	1,746	1,351
Finished goods	36,612	32,376
Total inventory	$60,852	$47,683

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows (dollar amounts in thousands):

As of December 31,	2021	2020
Land and improvements	$351	$363
Buildings and improvements	32,845	32,324
Machinery and equipment	30,631	27,955
Furniture and fixtures	12,237	12,557
Computer software and hardware	57,535	56,838
	133,599	130,037
Accumulated depreciation and amortization	(82,742)	(75,682)
Total property, plant and equipment	$50,857	$54,355

Depreciation expense was $11.1 million and $10.4 million for the years ended December 31, 2021 and 2020, respectively.

Capitalized interest was immaterial for the years ended December 31, 2021 and 2020.

NOTE 6: INVESTMENT SECURITIES

Our trading securities portfolio totaled $1.0 million and $1.0 million at December 31, 2021 and 2020, respectively, and generated a gains of $0.1 million and $0.1 million, for the years ended December 31, 2021 and 2020, respectively.

NOTE 7: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows (dollar amounts in thousands):

As of December 31,	2021	2020
Salaries and employee benefits	$15,025	$15,293
Sales, use and property tax (See Note 13)	3,169	3,256
Convention and meeting costs	6,682	6,375
Other	6,724	6,786
Total	$31,600	$31,710

NOTE 8: REVOLVING CREDIT FACILITY AND OTHER OBLIGATIONS

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 11, 2020 the credit agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. On March 8, 2021, we signed an amendment to the credit agreement that eliminates the Index floor from the calculation of interest. We pay interest on any borrowings under the Credit Agreement, which through March 8, 2021, was at LIBOR, or the Index floor of 0.75 percent, plus 2.25 percent (3.00 percent as of December 31, 2020), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. Interest under the amended Credit Agreement is at LIBOR, plus 2.25 percent (2.35 percent as of December 31, 2021), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. We are required to settle our net borrowings under the Credit Agreement only upon maturity. At December 31, 2021, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. We were in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2021.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the “Capital Credit Agreement”). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We do not expect to make any additional borrowings under the Capital Credit Agreement. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in 36 monthly payments, of $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of December 31, 2021, there was $2.4 million outstanding balance under the Capital Credit Agreement, $1.2 million of which was classified as current.

Future maturities of long-term debt at December 31, 2021 (dollar amounts in thousands):

Year Ending December 31,
2022	$1,244
2023	1,174
Thereafter	—
Total	$2,418

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows (dollar amounts in thousands):

	Foreign Currency Translation Adjustments	Write-off of cumulative translation adjustments	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2020	$(10,630)	$(595)	$(11,225)
Activity, net of tax	1,270	—	1,270
Balance as of December 31, 2020	(9,360)	(595)	(9,955)
Activity, net of tax	(250)	—	(250)
Balance as of December 31, 2021	$(9,610)	$(595)	$(10,205)

NOTE 10: INCOME TAXES

Income from continuing operations before provision (benefit) for income taxes are taxed under the following jurisdictions (dollar amounts in thousands):

Year Ended December 31,	2021	2020
Domestic	$14,932	$3,273
Foreign	16,890	19,548
Total	$31,822	$22,821

Components of the provision (benefit) for income taxes for each of the two years in the period ended December 31, 2021 are as follows (dollar amounts in thousands):

Year Ended December 31,	2021	2020
Current:
Federal	$—	$(1,056)
State	54	147
Foreign	5,690	5,129
Subtotal	5,744	4,220
Deferred:
Federal	(5,679)	(2,332)
State	146	52
Foreign	1,404	(2,077)
Subtotal	(4,129)	(4,357)
Total provision (benefit) for income taxes	$1,615	$(137)

Certain prior year amounts included in the table below have been reclassified for comparative purposes. The provision (benefit) for income taxes, as a percentage of income from continuing operations before provision (benefit) for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of U.S. federal income tax benefit	0.4	1.3
U.S. tax impact of foreign operations	(6.3)	6.7
Valuation allowance change	(19.7)	(25.0)
Unrecognized tax benefits	0.5	(6.1)
Permanent foreign items	2.4	3.1
Withholding tax on royalties	3.4	2.8
Executive compensation	4.9	1.3
Stock compensation	(4.0)	(0.4)
Tax return to provision differences	0.4	(3.3)
Elimination of provision on intercompany transactions	1.7	(2.0)
Other	0.4	—
Effective income tax rate	5.1%	(0.6)%

Adjustments relating to the U.S. impact of foreign operations decreased the effective tax rate by 6.3 percentage points in 2021 and increased the effective tax rate by 6.7 percentage points in 2020. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2021	2020
Foreign tax credits	(7.4)%	(4.0)%
Foreign tax rate differentials	0.6	3.1
Foreign withholding taxes	1.9	2.8
Transfer pricing adjustment	0.6	4.3
Impact of GILTI	0.7	0.6
Impact of FDII	(2.7)	(0.1)
Total	(6.3)%	6.7%

Certain prior year amounts included in the table below have been reclassified for comparative purposes. The significant components of the deferred tax assets (liabilities) are as follows (dollar amounts in thousands):

As of December 31,	2021	2020
Inventory	$1,173	$1,011
Accrued liabilities	2,364	2,274
Operating lease liabilities	2,871	3,273
Deferred compensation	228	233
Share-based compensation	877	1,332
Intangible assets	131	149
Bad debts	30	102
Net operating losses	4,861	5,978
Foreign tax and withholding credits	14,116	14,453
Accrued compensation	1,726	1,422
Other deferred tax assets	2,160	1,933
Valuation allowance	(8,650)	(15,262)
Total deferred tax assets	21,887	16,898
Accelerated depreciation	(5,171)	(4,197)
Right of use assets	(2,544)	(2,943)
Tax on unremitted earnings	(2,107)	(2,318)
Other deferred tax liabilities	(41)	(138)
Total deferred tax liabilities	(9,863)	(9,596)
Total deferred taxes, net	$12,024	$7,302

The components of deferred tax assets (liabilities), net are as follows (dollar amounts in thousands):

As of December 31,	2021	2020
Net deferred tax assets	$13,590	$8,693
Net deferred tax liabilities	(1,566)	(1,391)
Total deferred taxes, net	$12,024	$7,302

We have elected the period cost method (costs are treated as a current period expense when incurred) under U.S. GAAP as it relates to GILTI income inclusions in U.S. taxable income. Each reporting period we analyze our indefinite reinvestment assertions with respect to undistributed foreign earnings. As of December 31, 2021, we continue to assert that we do not intend to reinvest undistributed foreign earnings indefinitely in our foreign subsidiaries.

We have provided a valuation allowance of $8.7 million and $15.3 million as of December 31, 2021 and 2020, respectively, for certain deferred tax assets, including foreign net operating losses, for which we cannot conclude it is more likely than not that they will be realized. We reviewed our tax positions and decreased the valuation allowance by approximately $6.6 million in 2021 primarily due to a domestic decrease of $7.0 million and a foreign increase of $0.4 million. For financial reporting purposes, the decrease in valuation allowances decreases income tax expenses in the year recorded. At December 31, 2021, we had approximately $14.1 million of foreign tax and withholding credits. Of the $14.1 million credits, $13.8 million are foreign tax credits, most of which expire in 2024 and a portion of which are offset by a valuation allowance.

At December 31, 2021, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $4.9 million. The net operating losses will expire at various dates from 2022 through 2031, with the exception of those in some foreign jurisdictions where there is no expiration. The foreign net operating losses have a valuation allowance recorded against the portion expected to expire before utilization.

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

Our U.S. federal income tax returns for 2018 through 2020 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2016 through 2020.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2021 and 2020 was $0 and $0.1 million, respectively. Included in these amounts is approximately $0 and $36,000, respectively, of combined interest and penalties. We decreased interest and penalties approximately $36,000 and $0.1 million for the years ended December 31, 2021 and 2020, respectively. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

During the years ended December 31, 2021 and 2020, we recorded a benefit related to the lapse of applicable statute of limitations of approximately $0.1 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively, all of which favorably impacted our effective tax rate.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years (dollar amounts in thousands):

Year Ended December 31,	2021	2020
Unrecognized tax benefits, opening balance	$56	$1,385
Settlement of liability reclassified as income tax payable	—	—
Payments on liability	(175)	—
Tax positions taken in a prior period
Gross increases	412	—
Gross decreases	(237)	(106)
Tax positions taken in the current period
Gross increases	—	—
Gross decreases	—	—
Lapse of applicable statute of limitations	(52)	(1,210)
Currency translation adjustments	(4)	(13)
Unrecognized tax benefits, ending balance	$—	$56

We do not anticipate a significant change to liabilities related to unrecognized tax benefits within the next twelve months and do not have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which it has reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which we make such determination.

NOTE 11:  CAPITAL TRANSACTIONS

Dividends

On March 10, 2021, we announced a special non-recurring cash dividend of $1.00 per common share in an aggregate amount of $19.9 million that was paid on April 5, 2021, to shareholders of record on March 29, 2021. In accordance with the provisions of our 2012 Stock Incentive Plan (the “2012 Incentive Plan”), as a result of the special dividend we are required to make the participant’s original grant whole by preventing either dilution or enlargement of the benefits or potential benefits intended by the original grant. The 2012 Incentive Plan provides our Compensation Committee with the discretion to meet this requirement. See further discussion in the Share-Based Compensation section of this Note.

No dividends were declared for the year ended December 31, 2020.

The declaration of dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the year ended December 31, 2021, we repurchased 439,000 shares of our common stock for $7.4 million. At December 31, 2021, the remaining balance available for repurchases under the program was $7.6 million.

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

Stock option activity for 2021 and 2020 consisted of the following (share amounts in thousands, except for per share information):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value
Options outstanding at January 1, 2020	290	$11.49
Granted	—	—	$—
Forfeited or canceled	—	—	—
Exercised	(64)	9.33	5.56
Options outstanding at December 31, 2020	226	12.10	5.42
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	(54)	12.00	6.61
Options outstanding at December 31, 2021	172	$12.13	$5.05

During the years ended December 31, 2021 and 2020, no options to purchase shares of common stock under the 2012 Stock Incentive Plan were granted.

For the years ended December 31, 2021 and 2020, we issued 54,000 and 64,000 shares of common stock upon the exercise of stock options at an average exercise price of $12.00 and $9.33 per share, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2021 and 2020 was $0.4 million and $0.2 million, respectively. For the years ended December 31, 2021 and 2020, we recognized $0.2 million and $0.1 million of tax benefits from the exercise of stock options during the period, respectively.

Share-based compensation expense from time-based stock options for the years ended December 31, 2021 and 2020, was $0, respectively. As of December 31, 2021 and 2020, the unrecognized share-based compensation cost related to grants described above was $0, respectively. As of December 31, 2021, there are no unvested options.

At December 31, 2021, the aggregate intrinsic value of outstanding and exercisable options to purchase 172,000 shares of common stock was $1.1 million. At December 31, 2020, the aggregate intrinsic value of outstanding and exercisable options to purchase 226,000 shares of common stock was $0.7 million.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods ranging from 12 months up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At December 31, 2021 and 2020, there were 88,000 and 82,000 vested RSUs, respectively, granted to members of the Board of Directors that had a restriction period.

Restricted stock unit activity for the years ended December 31, 2021 and 2020 is as follows: (share amounts in thousands, except per share information):

	Number of Shares	Weighted-Average Grant Date Fair Value
Units outstanding at January 1, 2020	821	$7.43
Granted	691	5.84
Issued	(301)	8.28
Forfeited	(32)	11.93
Units outstanding at December 31, 2020	1,179	6.18
Granted	364	13.74
Issued	(573)	6.35
Forfeited	(140)	5.72
Units outstanding at December 31, 2021	830	$9.46

During the year ended December 31, 2021, we granted 364,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and share-price performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value $18.05 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over three year period from the grant date. The share-price performance-based RSUs were granted with a weighted-average grant date fair value of $14.14 per share and vest upon achieving share-price targets over a three year period from the grant date.

During the year ended December 31, 2020, we granted 691,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and share-price performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value of $7.68 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over a three year period from the grant date. The share-price performance-based RSUs were granted with a weighted-average grant date fair value of $4.51 per share and vest upon achieving share-price targets over a three year period from the grant date with applicable compensation accelerated upon vesting.

Except for share-price performance-based RSUs, RSUs are valued at the market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period. For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is 12.7 percent for a common share.

Share-price performance-based RSUs were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Our assumptions include a performance period of three years, expected volatility between 52.9 percent and 54.7 percent , and a range of risk free rates between 0.3 percent and 0.9 percent.

Share-based compensation expense related to time-based RSUs for the period ended December 31, 2021 and 2020 was approximately $2.1 million and $1.9 million, respectively. As of December 31, 2021, and 2020, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $1.6 million and $1.3 million, respectively. As of December 31, 2021, the remaining compensation expense is expected to be recognized over the weighted-average period of approximately 0.6 years.

Share-based compensation expense related to performance-based RSUs for the years ended December 31, 2021 and 2020, was approximately $1.5 million and $0.9 million, respectively. Should we attain all of the metrics related to the performance-based RSU grant, we would recognize up to $2.3 million of potential share-based compensation expense. We currently expect to recognize an additional $2.3 million of that potential share-based compensation expense.

As a result of the special dividend, we issued 22,000 time-based RSUs and 26,200 performance-based RSUs that mirror the original grant time and performance-based vesting targets and requirements as dividend equivalents in order to keep the participant’s original grant whole. These awards are included in the granted share total in the table above. Because this modification was required under the provisions of our stock incentive plans, no additional share-based compensation expense was recorded.

The number of shares issued upon vesting or exercise for restricted stock units granted, pursuant to our share-based compensation plans, is net of shares withheld to cover the minimum statutory withholding requirements that we pay on behalf of our employees, which was 165,000 and 63,000 shares for the years ended December 31, 2021 and 2020, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

NOTE 12:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

We sponsor a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2021, we made matching contributions of 70.0 percent of employee contributions up to a maximum of 5.0 percent of the employee’s compensation. Our contributions to the plan vest after a period of three years. During 2021 and 2020, we contributed to the plan $0.9 million and $0.9 million, respectively.

We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain our assets until they are actually paid out to the participants. We have established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, we adjust our obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). We had deferred compensation plan assets of approximately $1.0 million and $1.0 million as of December 31, 2021, and 2020, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate, or royalties on certain products. In 2021 and 2020, the aggregate amounts of these payments were $26,000 and $23,000, respectively.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of December 31, 2021 and 2020, accrued liabilities include $0.2 million and $0.2 million related to non-income tax contingencies, respectively. While we believe that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.6 million.

Other Litigation

We are party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. We have accrued $0.5 million related to the estimated outcome of these proceedings as of December 31, 2021. In addition, we are party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.4 million. During the years ended December 31, 2021 and 2020, we made payments of $6,000 and $0, respectively, related to the settlement of litigation.

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

We review our self-insurance accruals on a quarterly basis and determine, based upon a review of our recent claims history and other factors, which portions of our self-insurance accruals should be considered short-term and long-term. We have accrued $0.7 million and $0.7 million for product liability and employee medical claims at December 31, 2021 and 2020, respectively, of which $0.4 million and $0.4 million was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

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

Reportable business segment information for the years ended December 31, 2021 and 2020 is as follows (dollar amounts in thousands):

Year Ended December 31,	2021	2020
Net sales:
Asia	$176,860	$138,717
Europe	91,539	77,688
North America	149,746	145,481
Latin America and Other	25,939	23,319
Total net sales	444,084	385,205
Contribution margin (1):
Asia	89,939	66,801
Europe	30,959	26,014
North America	56,922	50,193
Latin America and Other	10,953	9,771
Total contribution margin	188,773	152,779

Selling, general and administrative (2)	154,103	131,297
Operating income	34,670	21,482

Other income (loss), net	(2,848)	1,339
Income before provision for income taxes	$31,822	$22,821
___________________________
(1) Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)  Service fees in China totaled $18.7 million and $11.7 million for the years ended December 31, 2021 and 2020, respectively. These service fees are included in our selling, general and administrative expenses.

Year Ended December 31,	2021	2020
Capital expenditures:
Asia	$1,081	$542
Europe	142	34
North America	5,371	4,267
Latin America and Other	72	62
Total capital expenditures	$6,666	$4,905

Depreciation and amortization:
Asia	$1,825	$1,919
Europe	64	77
North America	9,206	8,673
Latin America and Other	67	74
Total depreciation and amortization	$11,162	$10,743

As of December 31,	2021	2020
Assets:
Asia	$104,659	$82,572
Europe	15,486	16,398
North America	131,207	142,324
Latin America and Other	7,522	8,204
Total assets	$258,874	$249,498

From an individual country perspective, only the United States and South Korea comprise approximately 10 percent or more of consolidated net sales for the years ended December 31, 2021 and 2020 as follows (dollar amounts in thousands):

Year Ended December 31,	2021	2020
Net sales:
United States	$138,174	$134,976
South Korea	61,107	62,041
Other	244,803	188,188
Total net sales	$444,084	$385,205

Revenue generated by each of our product lines is set forth below (dollars in thousands):

Year Ended December 31,	2021	2020
Asia:
General health	$50,044	$36,445
Immunity	1,599	847
Cardiovascular	48,019	40,496
Digestive	36,069	32,605
Personal care	17,765	10,606
Weight management	23,364	17,718
	176,860	138,717
Europe:
General health	$40,045	$32,822
Immunity	8,957	8,231
Cardiovascular	11,787	10,863
Digestive	23,142	18,673
Personal care	5,149	4,663
Weight management	2,459	2,436
	91,539	77,688
North America:
General health	$65,379	$61,897
Immunity	19,563	23,036
Cardiovascular	16,219	15,852
Digestive	37,130	32,851
Personal care	7,579	7,587
Weight management	3,876	4,258
	149,746	145,481
Latin America and Other:
General health	$7,532	$6,867
Immunity	2,667	3,122
Cardiovascular	2,001	1,512
Digestive	10,291	9,863
Personal care	2,573	1,203
Weight management	875	752
	25,939	23,319
Total net sales	$444,084	$385,205

From an individual country perspective, only the United States comprise 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

As of December 31	2021	2020
Property, plant and equipment, net
United States	$46,595	$50,025
Other	4,262	4,330
Total property, plant and equipment	$50,857	$54,355

NOTE 15:  RELATED PARTY TRANSACTIONS

Our joint venture in China, owned 80 percent by us and 20 percent by a wholly owned subsidiary of Fosun Pharma, borrowed $0 from the Company during the years ended December 31, 2021 and 2020. At December 31, 2021 and 2020 our joint venture in China held a note payable to the Company of $1.2 million and $4.8 million, respectively. Our joint venture in China borrowed $0 from our joint venture partner, during the years ended December 31, 2021 and 2020. At December 31, 2021 and 2020, our joint venture in China held a note payable to our joint venture partner of $0.3 million and $1.2 million, respectively. These notes are payable in one year and bear interest of 3.0 percent. The note between the joint venture and the Company eliminates in consolidation.

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

The following table presents our hierarchy for assets measured at fair value on a recurring basis as of December 31, 2021 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$964	$—	$—	$964
Total assets measured at fair value on a recurring basis	$964	$—	$—	$964

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

For the years ended December 31, 2021 and 2020, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

During the years ended December 31, 2021 and 2020, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE 17:  LEASES

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

Operating lease costs were approximately $6.1 million and $6.6 million for the years ended December 31, 2021 and 2020, respectively. Short-term lease costs were approximately $0.5 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. Operating lease costs were offset by sublease income of $34,000 and $0.1 million for the years ended December 31, 2021 and 2020, respectively. Short-term lease costs represent our costs with respect to leases with a duration of 12 months or less and are not reflected on our Consolidated Balance Sheets.

Information related to the Company’s operating right-of-use assets and related operating lease liabilities were as follows (dollar amounts in thousands, except lease term and discount rate):

As of December 31,	2021	2020
Assets:
Operating lease right-of-use assets	$18,349	$20,210

Liabilities:
Current	4,350	4,992
Long-term	15,919	16,412
Total operating lease liabilities	$20,269	$21,404

Weighted-average remaining lease term	5.7	6.3
Weighted-average discount rate	4.00%	4.23%

Year Ended December 31,	2021	2020
Cash paid for operating lease liabilities	$6,257	$5,703
Right-of-use assets obtained in exchange for new operating lease obligations	3,961	1,996
Cancellations or adjustments of leases that resulted in the reduction of lease assets in exchange for lease liabilities	$(63)	$(1,111)

There were no material operating leases that we have entered into and that were yet to commence as of December 31, 2021.

The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2021, were as follows (dollar amounts in thousands):

Year Ending December 31,
2022	$5,183
2023	4,201
2024	3,703
2025	2,780
2026	2,501
Thereafter	4,611
Total lease payments	$22,979
Less: Imputed interest (1)	2,710
Present value of lease liabilities	$20,269

(1) Calculated using our corporate borrowing rate based on the term of each lease ranging from 3.00 percent to 4.29 percent.

NOTE 18:  SUBSEQUENT EVENTS

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is likely. Within our Europe business segment noted in Note 14, we have significant operations in our Russia and Other market which includes Russia, Ukraine, Belarus and other Common Independent States in the region. Net sales in Russia and Other for the years ended December 31, 2021 and 2020, were $61.4 million and $51.2 million, respectively. Related operating income for the years ended December 31, 2021 and 2020, was $5.8 million and $5.0 million, respectively. As of December 31, 2021, Russia and Other had assets of $6.8 million which primarily consisted of inventories and accounts receivable. Due to the uncertainty surrounding the duration and magnitude of this conflict, at this time, we are unable to estimate the impact to our business, financial condition or results of operations.

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

Overview

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and our board of directors that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified.

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2021. In addition, this item provides a discussion of management’s evaluation of internal control over financial reporting.

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

In connection with the preparation of our Annual Report as of December 31, 2021, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. Our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nature’s Sunshine Products, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 8, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 8, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2021.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	1,003,250	(2)	$12.13	(3)	2,454,218	(4)
Equity compensation plans not approved by security holders	—		N/A		—
Total	1,003,250		$12.13		2,454,218
________________________________________________________________________
(1)     The Amended and Restated Nature’s Sunshine Products, Inc. 2012 Incentive Plan. The 2012 Incentive Plan was approved by our shareholders on August 1, 2012. An amendment to the 2012 Incentive Plan was approved by our shareholders on January 14, 2015, to increase the number of shares available for issuance under the 2012 Incentive Plan by 1,500,000. An amendment and restatement of the 2012 Incentive Plan was approved by our shareholders on May 5, 2021, which among other amendments, increased the number of shares of common stock reserved for issuance by 2,000,000 shares. The terms of this plan are summarized in Note 11, “Capital Transactions,” in Notes to Consolidated Financial Statements in Item 8, Part 2 of this report.
(2)     Consists of 172,611 stock options and 830,639 restricted stock units.
(3)     Excludes the impact of restricted stock units, which are exercised for no consideration.
(4)     Represents the number of shares available for future issuance under the 2012 Incentive Plan .

Other information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2021.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2021.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2021.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2021 and 2020

Consolidated statements of income for the years ended December 31, 2021 and 2020

Consolidated statements of comprehensive income for the years ended December 31, 2021 and 2020

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2021 and 2020

Consolidated statements of cash flows for the years ended December 31, 2021 and 2020

Notes to consolidated financial statements

(a)(2)	List of Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained elsewhere in this report.

(a)(3)	List of Exhibits

Exhibit Index as seen below

LIST OF EXHIBITS

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation.
3.2(2)	Amended and Restated Bylaws, dated March 8, 2021.
4.1 (3)	Description of Capital Stock of Nature’s Sunshine Products, Inc.
10.1(4)*	Tax Deferred Retirement Plan, Restated January 1, 2012.
10.2(5)*	Supplemental Elective Deferral Plan, as Amended effective as of January 1, 2008.
10.3 (6)*	Form of Award Agreement (2012 Stock Incentive Plan).
10.4 (7)*	Amended and Restated Employment Agreement, dated March 31, 2020, by and between the Company and Joseph W. Baty.
10.5 (15) *	Amended and Restated Employment Agreement, dated March 31, 2020, by and between the Company and Daniel C. Norman.
10.6 (9)*	Executive Agreement, dated September 14, 2018, between the Company and Terrence Moorehead.
10.7 (10)*	Amendment to Executive Agreement, dated October 19, 2018, between the Company and Terrence Moorehead.
10.8 (11)	Stockholder Agreement dated June 26, 2014, between Nature’s Sunshine Products, Inc. and Shanghai Fosun Pharmaceutical (Group) Co., Ltd.
10.9 (12)	Amendment to Operating Agreement
10.10 (13)	Operating Agreement dated August 25, 2014, among Nature’s Sunshine Products, Inc., Fosun Industrial Co., Limited and Nature’s Sunshine Hong Kong Limited.
10.11 (14)	Amended and Restated 2012 Stock Incentive Plan
21(15)	List of Subsidiaries of Registrant.
23.1(15)	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1(15)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(15)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(15)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(15)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed on March 11, 2021, and is incorporated herein by reference.
(3)	Previously filed as Exhibit 4.1 to the Annual Report on Form 10-K/A filed on July 9, 2021, and is incorporated herein by reference.
(4)	Previously filed as Exhibit 10.1 to the Annual Report on Form 10-K filed on March 13, 2015, and is incorporated herein by reference.
(5)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on March 14, 2016, and is incorporated herein by reference.
(6)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 15, 2015, and is incorporated herein by reference.
(7)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2020, and is incorporated herein by reference.
(8)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2020, and is incorporated herein by reference.
(9)	Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2018, and is incorporated herein by reference.
(11)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 2, 2014, and is incorporated herein by reference.
(12)	Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on August 17, 2021, and is incorporated herein by reference.
(13)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2014, and is incorporated herein by reference.
(14)	Included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A file on March 19, 2021, and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2018, and is incorporated herein by reference.
(15)	Filed herewith.
*	Management contract or compensatory plan.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	March 8, 2022	By:	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terrence O. Moorehead and Joseph W. Baty, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence O. Moorehead	Chief Executive Officer and Director	March 8, 2022
Terrence O. Moorehead	(Principal Executive Officer)

/s/ J. Christopher Teets	Chairman of the Board	March 8, 2022
J. Christopher Teets

/s/ Joseph W. Baty	Executive Vice President, Chief Financial Officer and Treasurer	March 8, 2022
Joseph W. Baty	(Principal Financial and Accounting Officer)

/s/ Curtis Kopf	Director	March 8, 2022
Curtis Kopf

/s/ Robert B. Mercer	Director	March 8, 2022
Robert B. Mercer

/s/ Richard D. Moss	Director	March 8, 2022
Richard D. Moss

/s/ Tess Roering	Director	March 8, 2022
Tess Roering

/s/ Mary Beth Springer	Director	March 8, 2022
Mary Beth Springer

/s/ Robert D. Straus	Director	March 8, 2022
Robert D. Straus

/s/ Heidi Wissmiller	Director	March 8, 2022
Heidi Wissmiller

/s/ Shirley Wu	Director	March 8, 2022
Shirley Wu

NATURE’S SUNSHINE PRODUCTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year
Year Ended December 31, 2021

Allowance for doubtful accounts receivable	$454	$4	$(264)	$(51)	$—	$143

Allowance for sales returns	351	1,099	(1,139)	—	69	380

Tax valuation allowance	15,262	(6,510)	—	—	(102)	8,650

Year Ended December 31, 2020

Allowance for doubtful accounts receivable	$407	$77	$(30)	$—	$—	$454

Allowance for sales returns	298	2,029	(1,989)	—	13	351

Tax valuation allowance	21,388	(6,120)	—	—	(6)	15,262