Form 10-Q
period 2022-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2022-05-05
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

The number of shares of Common Stock, no par value, outstanding on April 22, 2022, was 19,474,806 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended March 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, but include the following:

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$66,541	$86,184
Accounts receivable, net of allowance for doubtful accounts of $148 and $143, respectively	7,272	8,871
Inventories	63,928	60,852
Prepaid expenses and other	10,896	8,760
Total current assets	148,637	164,667

Property, plant and equipment, net	49,587	50,857
Operating lease right-of-use assets	18,960	18,349
Restricted investment securities - trading	888	964
Deferred income tax assets	9,836	13,590
Other assets	10,754	10,447
Total assets	$238,662	$258,874

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,434	$9,702
Accrued volume incentives and service fees	22,513	23,131
Accrued liabilities	26,621	31,600
Deferred revenue	2,036	3,694
Related party note	—	302
Income taxes payable	2,976	2,647
Current portion of operating lease liabilities	4,537	4,350
Current installments of long-term debt and revolving credit facility	1,253	1,244
Total current liabilities	68,370	76,670

Long-term portion of operating lease liabilities	16,475	15,919
Long-term debt and revolving credit facility	857	1,174
Deferred compensation payable	888	964
Long-term deferred income tax liabilities	1,131	1,566
Other liabilities	1,163	1,177
Total liabilities	88,884	97,470

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,461 and 19,724 shares issued and outstanding, respectively	125,417	133,382
Retained earnings	32,075	35,025
Noncontrolling interest	3,466	3,202
Accumulated other comprehensive loss	(11,180)	(10,205)
Total shareholders’ equity	149,778	161,404
Total liabilities and shareholders’ equity	$238,662	$258,874

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$110,494	$102,421
Cost of sales	34,460	26,979
Gross profit	76,034	75,442

Operating expenses:
Volume incentives	34,102	34,255
Selling, general and administrative	40,623	33,552
Operating income	1,309	7,635
Other loss, net	(314)	(1,933)
Income before provision for income taxes	995	5,702
Provision for income taxes	3,681	1,550
Net income (loss)	(2,686)	4,152
Net income attributable to noncontrolling interests	264	136
Net income (loss) attributable to common shareholders	$(2,950)	$4,016

Basic and diluted net income per common share:

Basic earnings (loss) per share attributable to common shareholders	$(0.15)	$0.20

Diluted earnings (loss) per share attributable to common shareholders	$(0.15)	$0.20

Weighted average basic common shares outstanding	19,573	19,794
Weighted average diluted common shares outstanding	19,573	20,236

Dividends declared per common share	$—	$1.00

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(2,686)	$4,152
Foreign currency translation loss (net of tax)	(975)	(121)
Total comprehensive income (loss)	$(3,661)	$4,031

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	19,724	$133,382	$35,025	$3,202	$(10,205)	$161,404
Share-based compensation expense	—	801	—	—	—	801
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	188	(795)	—	—	—	(795)
Repurchase of common stock	(451)	(7,971)	—	—	—	(7,971)
Net income (loss)	—	—	(2,950)	264	—	(2,686)
Other comprehensive loss	—	—	—	—	(975)	(975)
Balance at March 31, 2022	19,461	$125,417	$32,075	$3,466	$(11,180)	$149,778

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	19,697	$139,311	$26,030	$1,848	$(9,955)	$157,234
Share-based compensation expense	—	1,005	—	—	—	1,005
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	218	(914)	—	—	—	(914)
Cash dividends ($1.00 per share)	—	—	(19,858)	—	—	(19,858)
Net income	—	—	4,016	136	—	4,152
Other comprehensive loss	—	—	—	—	(121)	(121)
Balance at March 31, 2021	19,915	$139,402	$10,188	$1,984	$(10,076)	$141,498

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,686)	$4,152
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	6	—
Depreciation and amortization	2,766	2,736
Non-cash lease expense	1,173	1,311
Share-based compensation expense	801	1,005
Deferred income taxes	3,844	561
Purchase of trading investment securities	(12)	(16)
Proceeds from sale of trading investment securities	35	175
Realized and unrealized losses (gains) on investments	58	(16)
Foreign exchange losses	402	1,529
Changes in assets and liabilities:
Accounts receivable	1,447	(2,689)
Inventories	(3,489)	536
Prepaid expenses and other current assets	(2,518)	(272)
Other assets	(20)	24
Accounts payable	(946)	598
Accrued volume incentives and service fees	(464)	1,644
Accrued liabilities	(5,386)	(6,248)
Deferred revenue	(1,632)	(394)
Lease liabilities	(1,031)	(1,170)
Income taxes payable	(191)	(699)
Liability related to unrecognized tax benefits	—	(10)
Deferred compensation payable	(81)	(22)
Net cash provided by (used in) operating activities	(7,924)	2,735
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,518)	(983)
Net cash used in investing activities	(1,518)	(983)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(308)	(397)
Principal payments of related party borrowing	(300)	—
Proceeds from the exercise of stock awards	(795)	(914)
Repurchase of common stock	(7,971)	—
Net cash used in financing activities	(9,374)	(1,311)
Effect of exchange rates on cash and cash equivalents	(827)	(1,257)
Net decrease in cash and cash equivalents	(19,643)	(816)
Cash and cash equivalents at the beginning of the period	86,184	92,069
Cash and cash equivalents at the end of the period	$66,541	$91,253
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$1,809	$2,026
Cash paid for interest	45	50

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of March 31, 2022, and for the three months ended March 31, 2022 and 2021. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, in these financial statements and accompanying notes. Actual results could differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, the current conflict between Russia and Ukraine, inflationary pressures and supply chain challenges as well as other factors and those differences could have a material effect on our financial position and results of operations.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, noncontrolling interests were $3.5 million and $3.2 million, respectively.

Restructuring Related Accruals and Expenses

We recorded $0.3 million and $48,000 of restructuring related expenses during the three months ended March 31, 2022 and 2021, respectively. Accrued severance and restructuring related costs were $0.1 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively.

Recent Accounting Pronouncements

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$25,192	$22,494
Work in progress	1,820	1,746
Finished goods	36,916	36,612
Total inventories	$63,928	$60,852

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $0.9 million at March 31, 2022, and $1.0 million at December 31, 2021, and generated losses of $58,000 and gains of $16,000 for the three months ended March 31, 2022 and 2021, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 11, 2020 the credit agreement was amended to extend the term to mature on July 1, 2023. The amendment also allows for additional borrowings of $15.0 million or up to three separate increases of no less than $5.0 million each. On March 8, 2021, we signed an amendment to the credit agreement that eliminates the Index floor from the calculation of interest. Interest under the amended Credit Agreement is at the LIBOR daily floating rate, plus 2.25 percent (2.71 percent as of March 31, 2022), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At March 31, 2022 and December 31, 2021, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of March 31, 2022, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in 36 monthly payments, of $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of March 31, 2022, there was $2.1 million outstanding balance under the Capital Credit Agreement, of which $1.3 million was classified as current.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2022 and 2021 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended March 31,
	2022		2021
Net income (loss) attributable to common shareholders	$(2,950)		$4,016

Basic weighted average shares outstanding	19,573		19,794

Basic earnings (loss) per share attributable to common shareholders	$(0.15)		$0.20

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,573		19,794
Stock-based awards	—		442
Diluted weighted-average shares outstanding	19,573		20,236

Diluted earnings (loss) per share attributable to common shareholders	$(0.15)		$0.20

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—		629

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	282	(1)	—
_________________________________________

(1)     As a result of the net loss for the three months ended March 31, 2022, no potentially dilutive securities are included in the calculation of diluted earnings (loss) per share because such effect would be anti-dilutive. Potentially dilutive securities for the three months ended March 31, 2022 include 282 restricted stock units.

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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the three months ended March 31, 2022, we repurchased 451,000 shares of our common stock for $8.0 million. No shares were purchased for the three months ended March 31, 2021. At March 31, 2022, the remaining balance available for repurchases under the program was $29.6 million.

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

Stock option activity for the three months ended March 31, 2022, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2021	172	$12.13	$5.05
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	(29)	9.17	3.92
Options outstanding at March 31, 2022	143	$12.72	$5.28

There was no share-based compensation expense for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, there was no unrecognized share-based compensation expense related to the grants described above.

At March 31, 2022, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 143,000 shares of common stock was $0.6 million. At December 31, 2021, the aggregate intrinsic value of outstanding and exercisable options to purchase 172,000 shares of common stock was $1.1 million.

For the three months ended March 31, 2022 and 2021, we issued 29,000 and 2,500 shares of common stock upon the exercise of stock options at an average exercise price of $9.17 and $11.98 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and 2021, was $0.3 million and $19,000, respectively. For the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million and $9,000 of tax benefits from the exercise of stock options, respectively.

As of March 31, 2022 and December 31, 2021, we did not have any unvested options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to revenue and earnings growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At March 31, 2022 and December 31, 2021, there were 95,000 and 88,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the three months ended March 31, 2022, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2021	830	$9.46
Granted	2	16.35
Forfeited	(57)	3.96
Issued	(220)	8.08
Restricted Stock Units outstanding at March 31, 2022	555	10.60

During the three months ended March 31, 2022, we granted 2,000 time-based RSUs under the 2012 Incentive Plan to new members of the Board of Directors. The RSUs were issued with a weighted-average grant date fair value of $16.35 per share and vest in monthly installments over a period less than one year from the grant date.

Except for share-priced performance RSUs, RSUs are valued at market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period. For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is approximately 12.9 percent for a common share.

During the three months ended March 31, 2022, no share-price performance-based RSUs were issued. Historically, share-price performance-based RSUs were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

Share-based compensation expense related to time-based RSUs for the three months ended March 31, 2022 and 2021, was approximately $0.5 million and $0.4 million, respectively. As of March 31, 2022 and December 31, 2021, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $1.0 million and $1.6 million, respectively. As of March 31, 2022, the remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.5 years.

Share-based compensation expense related to performance-based RSUs for the three months ended March 31, 2022 and 2021, was $0.3 million and $0.4 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would, and expect to, recognize up to $2.0 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 60,000 and 75,000 shares for the three months ended March 31, 2022 and 2021, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net sales:
Asia	$46,110	$35,755
Europe	21,777	22,200
North America	35,981	37,762
Latin America and Other	6,626	6,704
Total net sales	110,494	102,421

Contribution margin (1):
Asia	21,939	15,319
Europe	4,373	6,796
North America	12,719	15,440
Latin America and Other	2,901	3,632
Total contribution margin	41,932	41,187

Selling, general and administrative expenses (2)	40,623	33,552
Operating income	1,309	7,635

Other loss, net	(314)	(1,933)
Income before provision for income taxes	$995	$5,702
_________________________________________

(1)    Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)    Service fees in China totaled $4.9 million and $2.8 million for the three months ended March 31, 2022, and March 31, 2021, respectively. These service fees are included in selling, general and administrative expenses.

From an individual country perspective, the United States and South Korea comprise 10 percent or more of consolidated net sales for the three months ended March 31, 2022 and 2021, as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net sales:
United States	$33,229	$34,920
South Korea	13,653	14,809
Other	63,612	52,692
	$110,494	$102,421

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Asia
General health	$12,986	$11,292
Immune	1,344	203
Cardiovascular	13,630	9,903
Digestive	9,036	6,871
Personal care	2,543	2,524
Weight management	6,571	4,962
	46,110	35,755
Europe
General health	$9,196	$9,472
Immune	2,631	2,016
Cardiovascular	2,633	2,992
Digestive	5,591	5,540
Personal care	1,233	1,426
Weight management	493	754
	21,777	22,200
North America
General health	$15,314	$16,270
Immune	4,872	4,874
Cardiovascular	3,842	4,225
Digestive	8,594	9,463
Personal care	2,175	1,819
Weight management	1,184	1,111
	35,981	37,762
Latin America and Other
General health	$1,818	$1,976
Immune	761	811
Cardiovascular	357	478
Digestive	2,841	2,870
Personal care	641	345
Weight management	208	224
	6,626	6,704
	$110,494	$102,421

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Property, plant and equipment:
United States	$45,769	$46,595
Other	3,818	4,262
Total property, plant and equipment, net	$49,587	$50,857

Total assets per segment is set forth below (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Assets:
Asia	$93,957	$104,659
Europe	14,233	15,486
North America	122,779	131,207
Latin America and Other	7,693	7,522
Total assets	$238,662	$258,874

(8)    Income Taxes

For the three months ended March 31, 2022 and 2021, our provision for income taxes, as a percentage of income before income taxes was 369.9 percent and 27.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2022, was primarily attributed to recording a valuation allowance against deferred tax assets which are expected to expire before utilization.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2021, was primarily attributed to transfer pricing adjustments and non-deductible executive compensation, partially offset by favorable deductions for stock compensation.

The difference between the effective tax rate for the three months ended March 31, 2022 compared to March 31, 2021 is primarily caused by recording a valuation allowance in the current period against deferred tax assets which are expected to expire before utilization.

Our U.S. federal income tax returns for 2018 through 2020 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2016 through 2021.

As of March 31, 2022 and December 31, 2021, we do not have any amounts accrued for unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of March 31, 2022 and December 31, 2021, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.1 million.

Other Litigation

We are a party to various other legal proceedings and disputes in the United States and foreign jurisdictions. As of March 31, 2022 and December 31, 2021, accrued liabilities were $0.5 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.5 million.

(10)     Related Party Transactions

During the three months ended March 31, 2022 and 2021, our joint venture in China, owned 80 percent by us and 20 percent by a wholly owned subsidiary of Fosun Pharma, did not borrow any amounts from the Company or our joint venture partner. As of March 31, 2022 and December 31, 2021 outstanding borrowings by NSP China from the Company were $0 and $1.2 million, respectively. As of March 31, 2022 and December 31, 2021 outstanding borrowings by NSP China from our joint venture partner were $0 and $0.3 million, respectively. These notes were payable in less than one year and bore interest of 3.0 percent. The notes between NSP China and the Company eliminated in consolidation. In March 2022 the outstanding principal and interest amounts were repaid.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of March 31, 2022 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$888	$—	$—	$888
Total assets measured at fair value on a recurring basis	$888	$—	$—	$888

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of December 31, 2021 (dollar amounts in thousands):

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

For the three months ended March 31, 2022, and for the year ended December 31, 2021, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the three months ended March 31, 2022 and 2021, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Contract Liabilities - Customer Loyalty Programs

Historically, we have offered loyalty point programs which allowed customers to earn loyalty points on personal orders. Loyalty points were recorded as contract liabilities in deferred revenue. These programs were accounted for as a reduction in the transaction price and generally recognized as points that were redeemed for additional products. During the year ended December 31, 2020 these programs were discontinued. As of March 31, 2022, there were no outstanding loyalty points.

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

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2021, and our other reports filed since the date of such Form 10-K.

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

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2 “COVID-19”, began aggressively spreading throughout the world, including all the primary markets where we conduct business. As COVID-19 has spread throughout the world, it has impacted our markets differently. At various times during the course of the pandemic and throughout our markets, governments have issued orders and restrictions that have limited the ability of our consultants to meet with consumers, put downward pressure on our sales in many of our markets and added substantial uncertainties to our global supply chain. We continue to take actions to mitigate the effects COVID-19 may have on our business, such actions may ultimately be insufficient to avoid substantial impact on the consolidated financial statement or material health of the Company. At this time, the duration of any business disruption and related financial impact cannot be reasonably estimated.

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is likely. In response to the ongoing conflict in Ukraine, we have currently suspended the shipment of products to Russia. However, our consultants in our Russia and Other market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, continue to operate their independent businesses, albeit at a reduced level than prior to the start of the conflict. We have recorded a pretax charge of $3.1 million in the first quarter of 2022, primarily related to the impairment of inventory, as well as accruals for contractual obligations related to Russian operations. We expect that this will continue to impact our business for the foreseeable future. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

For the year ended December 31, 2021, Russia and Other had net sales and operating income of $61.4 million and $5.8 million, respectively. For the three months ended March 31, 2022, net sales were $14.5 million and operating income was $1.2 million, prior to the charges noted above. As of March 31, 2022, Russia and Other had assets of $4.2 million which primarily consisted of inventories.

More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.

In 2021, the inflation rate in the U.S. began to increase significantly. In 2022, the inflation rate increase accelerated and during the three months ended March 31, 2022, was the highest in 40 years. Our operations can be adversely impacted by inflation, primarily from higher costs of raw materials, labor, production and transportation costs.

In the first quarter of 2022, we experienced an increase in our consolidated net sales of 7.9 percent (or 10.3 percent in local currencies) compared to the same period in 2021. Asia net sales increased approximately 29.0 percent (or 34.1 percent in local currencies) compared to the same period in 2021. Europe net sales decreased approximately 1.9 percent (or increased 0.6 percent in local currencies) compared to the same period in 2021. North America net sales decreased approximately 4.7 percent

(or 4.7 percent in local currencies) compared to the same period in 2021. Latin America and Other net sales decreased approximately 1.2 percent (or 0.2 percent in local currencies) compared to the same period in 2021. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian and European markets, resulted in an approximate 2.4 percent, or $2.5 million, decrease of our net sales during the quarter.

Cost of sales increased $7.5 million during the three months ended March 31, 2022, compared to the same period in 2021, and as a percentage of net sales were 31.2 and 26.3 percent for the three months ended March 31, 2022 and 2021, respectively. The increase in cost of sales percentage is primarily due to changes in inventory valuation reserves as a result of the conflict between Russia and Ukraine, as well as reserves for other markets, changes in market mix, persistent inflation, and increases in raw materials, production and transportation costs. For the three months ended March 31, 2022, we had incremental valuation charges of $4.2 million related to inventory. Of that amount $3.1 million related to the conflict between Russia and Ukraine, and $1.1 million related to changes in forecast demand and production issues, among other factors.

In absolute terms, selling, general and administrative expenses increased $7.1 million during the three months ended March 31, 2022, compared to the same period in 2021, and as a percentage of net sales were 36.8 percent and 32.8 percent for the three months ended March 31, 2022 and 2021, respectively. The dollar increase in selling, general and administrative expenses was primarily related to higher service fees that resulted from growth in China's net sales, increased selling costs and direct marketing spend intended to drive growth, increase in expected level of convention and distributor events, as well as growth in markets with higher variable costs.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended March 31, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$110,494	100.0%	$102,421	100.0%	$8,073	7.9%
Cost of sales	34,460	31.2	26,979	26.3	7,481	27.7
Gross profit	76,034	68.8	75,442	73.7	592	0.8
Volume incentives	34,102	30.9	34,255	33.4	(153)	(0.4)
SG&A expenses	40,623	36.8	33,552	32.8	7,071	21.1
Operating income	1,309	1.2	7,635	7.5	(6,326)	(82.9)
Other loss, net	(314)	(0.3)	(1,933)	(1.9)	1,619	83.8
Income before income taxes	995	0.9	5,702	5.6	(4,707)	(82.5)
Provision for income taxes	3,681	3.3	1,550	1.5	2,131	137.5
Net income (loss)	$(2,686)	(2.4)%	$4,152	4.1%	$(6,838)	(164.7)%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended March 31, 2022 and 2021 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$46,110	$35,755	29.0%	$(1,850)	34.1%
Europe	21,777	22,200	(1.9)	(554)	0.6
North America	35,981	37,762	(4.7)	(1)	(4.7)
Latin America and Other	6,626	6,704	(1.2)	(62)	(0.2)
	$110,494	$102,421	7.9%	$(2,467)	10.3%

Consolidated net sales for the three months ended March 31, 2022 and 2021, were $110.5 million and $102.4 million, respectively, which represents an increase of 7.9 percent. The increase for the three months ended March 31, 2022, was primarily related to notable product sales growth in our Asia operating segment. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three months ended March 31, 2022, increased 10.3 percent from the same period in 2021.

Asia

Net sales related to Asia for the three months ended March 31, 2022 and 2021, were $46.1 million and $35.8 million, respectively, or an increase of 29.0 percent. In local currency, net sales for the three months ended March 31, 2022, increased 34.1 percent compared to the same period in 2021. Fluctuations in foreign exchange rates had an unfavorable impact on net sales of $1.9 million for the three months ended March 31, 2022.
Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased $1.2 million, or 7.8 percent, for the three months ended March 31, 2022, compared to the same period in 2021. In local currency, net sales for the three months ended March 31, 2022, decreased 0.3 percent, compared to the same period in 2021.

In our Japan market, net sales increased $1.6 million, or 20.9 percent, for the three months ended March 31, 2022, compared to the same period in 2021. In local currencies, net sales for the three months ended March 31, 2022, increased 32.6 percent, compared to the same period in 2021. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

In our China market, net sales increased $4.0 million, or 48.2 percent, for the three months ended March 31, 2022, compared to the same period in 2021. In local currencies, net sales for the three months ended March 31, 2022, increased 45.8 percent, compared to the same period in 2021. We attribute the growth in net sales primarily to initiatives designed to increase independent service providers’ engagement levels and gain market share. During March 2022, the government has instituted additional restrictions in the market intended to slow the spread of COVID-19, that may impact our sales activities during the rest of 2022.

In our Taiwan market, net sales increased $7.0 million, or 252.2 percent, for the three months ended March 31, 2022, compared to the same period in 2021. In local currencies, net sales for the three months ended March 31, 2022, increased 251.0 percent, compared to the same period in 2021. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

Europe

Net sales related to Europe for the three months ended March 31, 2022, were $21.8 million, compared to $22.2 million for the same period in 2021, or a decrease of 1.9 percent. In local currency, net sales for the three months ended March 31, 2022, increased 0.6 percent, compared to the same period in 2021. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had an unfavorable impact on net sales of $0.6 million for the three months ended March 31, 2022.

North America

Net sales related to North America for the three months ended March 31, 2022, were $36.0 million, compared to $37.8 million for the same period in 2021, or a decrease of 4.7 percent. In local currency, net sales for the three months ended March 31, 2022, decreased 4.7 percent, compared to the same period in 2021.

In the United States, net sales decreased $1.7 million, or 4.8 percent, for the three months ended March 31, 2022, respectively, compared to the same period in 2021. The decrease in sales is due primarily to stock outs of certain products as a result of supply chain challenges, and a reduction in the average order size attributed to customer sensitivity due to inflationary pressures, among other factors.

Latin America and Other

Net sales related to Latin America and Other markets for the three months ended March 31, 2022, were $6.6 million, compared to $6.7 million for the same period in 2021, or a decrease of 1.2 percent, respectively. In local currency, net sales for the three months ended March 31, 2022, decreased 0.2 percent, compared to the same period in 2021. Fluctuations in foreign currency had unfavorable impacts on net sales of $0.1 million for the three months ended March 31, 2022.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 31.2 percent for the three months ended March 31, 2022, compared to 26.3 percent for the same period in 2021. The increase in cost of sales percentage is primarily due to changes in inventory valuation reserves as a result of the conflict between Russia and Ukraine, as well as reserves for other markets, changes in market mix, persistent inflation, and increases in raw materials, production and transportation costs. For the three months ended March 31, 2022, we had incremental valuation charges of $4.2 million related to inventory. Of that amount $3.1 million related to the conflict between Russia and Ukraine, and $1.1 million related to changes in forecast demand and production issues, among other factors.

Volume Incentives

Volume incentives expense as a percent of net sales was 30.9 percent for the three months ended March 31, 2022, respectively, compared to 33.4 percent for the same period in 2021. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales is primarily due to change in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are lower than the consolidated average, and the growth in NSP China. The decrease also reflects cost savings from the September 2020 launch of our new consultant sales and compensation plan in North America and LATAM.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by $7.1 million, to $40.6 million for the three months ended March 31, 2022, compared to the same period in 2021. Selling, general and administrative expenses were 36.8 percent of net sales for the three months ended March 31, 2022, compared to 32.8 percent for the same period in 2021. The dollar increase in selling, general and administrative expenses was primarily related to higher service fees that resulted from growth in China's net sales, increased selling costs and direct marketing spend intended to drive growth, increase in expected level of convention and distributor events, as well as growth in markets with higher variable costs.

Other Loss, Net

Other loss, net, for the three months ended March 31, 2022, was $0.3 million, compared to $1.9 million during the same period in 2021. Other loss, for the three months ended March 31, 2022 and 2021 primarily consisted of foreign exchange gains and losses as a result of overall unfavorable net changes in foreign currencies primarily in Asia, Europe and Latin America.

Income Taxes

For the three months ended March 31, 2022 and 2021, our provision for income taxes, as a percentage of income before income taxes was 369.9 percent and 27.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The large increase in the rate for the current period is primarily attributed to recording a valuation allowance against deferred tax assets which are expected to expire before utilization. The current conflict between Russia and Ukraine has created significant uncertainty in our ability to utilize existing foreign tax credits. The carryforward period for many of these existing credits expires in 2024. This is a matter which requires significant accounting estimates and actual results could differ from these estimates.

Product Categories

Our line of over 700 products includes several product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. We purchase herbs and other raw materials in bulk, and after rigorous quality control testing, we formulate, encapsulate, tablet or concentrate them, label and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our products in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that our contract manufacturers have complied with our specifications and standards.

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2022 and 2021, by business segment.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended March 31, 2022 and 2021, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2022, working capital was $80.3 million, compared to $88.0 million as of December 31, 2021. At March 31, 2022, we had $66.5 million in cash, of which $8.5 million was held in the U.S. and $58.0 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating activities	$(7,924)	$2,735
Investing activities	(1,518)	(983)
Financing activities	(9,374)	(1,311)

Operating Activities

For the three months ended March 31, 2022, operating activities used cash of $7.9 million, compared to providing cash of $2.7 million in the same period in 2021. Operating cash flows decreased primarily due to increased inventory purchases before any changes in reserves and timing of payments on accounts payable and accrued liabilities partially offset by the timing of receivable payments.

Investing Activities

For the three months ended March 31, 2022, investing activities used $1.5 million, compared to $1.0 million for the same period in 2021. Capital expenditures related to the purchase of equipment, computer systems and software for the three months ended March 31, 2022 and 2021, were $1.5 million and $1.0 million, respectively.

Financing Activities

For the three months ended March 31, 2022, financing activities used $9.4 million, compared to providing $1.3 million in cash for the same period in 2021.

During the three months ended March 31, 2022, we used cash to repurchase 451,000 shares of our common stock under the share repurchase program for $8.0 million. At March 31, 2022, the remaining balance available for repurchases under the program was $29.6 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). During the three months ended March 31, 2022, we made no additional borrowings from either agreement. At March 31, 2022, there was no outstanding balance under the Credit Agreement. During the three months ended March 31, 2022 we made monthly payments of $0.1 million pursuant to the Capital Credit Agreement. As of March 31, 2022, there was $2.1 million outstanding balance under the Capital Credit Agreement, $1.3 million of which was classified as current. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including capital expenditures, on both a short- and long-term basis.

Events, such as a prolonged economic downturn, an increase in geopolitical issues, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2021. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in several countries and intend to grow our international operations. Net sales, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment. For further information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief

Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None.

Item 1A.            RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below.

Geopolitical issues, conflicts and other global events could adversely affect our results of operations and financial condition.

Because a substantial portion of our business is conducted outside of the United States, our business is subject to global political issues and conflicts. Such political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate in areas in which we do business. In addition, changes in and adverse actions by governments in foreign markets in which we do business could have a material adverse effect on our results of operations and financial condition. Russia’s invasion of Ukraine and the continuing war between Russia and Ukraine has negatively impacted our operations in both countries and the region. In fiscal 2021, operations in our Russia and Other market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, accounted for 13.8% of net sales. As of March 31, 2022, Russia and Other had assets of $4.2 million which primarily consisted of inventories and accounts receivable. We are unable to estimate future impacts to our business due to the high level of uncertainty as to how the war will evolve, its duration, and its ultimate resolution. Within Ukraine, there is a possibility of loss of life, physical damage and destruction of property, and loss of earning opportunities for many of our independent distributors and dealers. We may not be able to operate in many areas due to damage and safety concerns. Within Russia, we may need to further reduce our operations due to sanctions and counter sanctions, currency or payment controls, and supply chain challenges. Certain suppliers, vendors, independent distributors and customers are all impacted by the war and their ability to successfully maintain their operations could also impact our results of operations or product sales throughout the world.

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

The duration and extent of COVID-19’s impact on our business are difficult to assess or predict. While conditions related to the pandemic generally have improved in 2022 compared to 2021, conditions vary significantly by geography. For example, late in the first quarter of 2022, an increase of COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread lock-downs and restrictions. Stay-at-home and quarantine mandates have disrupted or halted our operations in certain parts of China and may continue to impact our business in the near-term. Further quarantines, government reactions or shutdowns could disrupt or halt our operations and materially harm our business, financial condition and results of operations. Our manufacturing personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and a widespread outbreak of COVID-19 among our manufacturing or supply-chain employees could disrupt or halt our operations. Further, restrictions on gatherings of individuals may limit the ability of our independent consultants to sell our products. Additionally, the procedures we take to mitigate the effect of COVID-19 on our workforce, including but not limited to, social distancing and additional sanitizing measures, could reduce the efficiency of our operations, increase our operating costs or prove insufficient to protect our employees.

High inflation and other difficult economic conditions could adversely affect our results of operations and financial condition.

Consumer spending, including spending for our products, is affected by, among other things, prevailing economic conditions, including, among others, unemployment rates, inflation, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. According to the U.S. Bureau of Labor Statistics, during the twelve-month period ending March 31, 2022, the consumer price index, a measure of the average change over time in the prices paid by consumers, increased by 8.5 percent, which is the highest level of inflation in the U.S. in over forty years. Europe and other areas in which we do business are also experiencing higher than desired inflation. Inflation may require consumers to reconsider purchases of items they consider nonessential and, as a result, consumers may purchase fewer of our products if they consider our products nonessential. We believe high levels of inflation in the U.S. and other regions in which we do business have resulted, and will continue to result, in lower net sales of our products. A prolonged period of high inflation and other unfavorable economic conditions that adversely affect the ability of consumers to pay for our products could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended March 31, 2022:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 1, 2022 to January 31, 2022	133	$18.04	$2,399
February 1, 2022 to February 28, 2022	229	17.78	4,072
March 1, 2022 to March 31, 2022	89	$16.85	1,500
Total	451		$7,971	$29,604

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 451,000 shares of our common stock during the quarter ended March 31, 2022 under the terms of this Board approved plan.

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

Nature’s Sunshine Products, Inc.

Date:	May 5, 2022	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2022	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)