Form 10-Q
period 2022-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2022-08-09
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

The number of shares of Common Stock, no par value, outstanding on July 22, 2022, was 19,224,999 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended June 30, 2022

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$56,344	$86,184
Accounts receivable, net of allowance for doubtful accounts of $525 and $143, respectively	10,540	8,871
Inventories	70,643	60,852
Prepaid expenses and other	9,618	8,760
Total current assets	147,145	164,667

Property, plant and equipment, net	49,099	50,857
Operating lease right-of-use assets	18,060	18,349
Investment securities - trading	743	964
Deferred income tax assets	7,794	13,590
Other assets	10,218	10,447
Total assets	$233,059	$258,874

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,423	$9,702
Accrued volume incentives and service fees	23,199	23,131
Accrued liabilities	26,842	31,600
Deferred revenue	1,829	3,694
Related party notes payable	—	302
Income taxes payable	2,227	2,647
Current portion of operating lease liabilities	4,336	4,350
Current portion of note payable	1,263	1,244
Total current liabilities	69,119	76,670

Long-term portion of operating lease liabilities	15,871	15,919
Long-term note payable	537	1,174
Deferred compensation payable	743	964
Deferred income tax liabilities	1,212	1,566
Other liabilities	1,098	1,177
Total liabilities	88,580	97,470

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,259 and 19,724 shares issued and outstanding, respectively	121,623	133,382
Retained earnings	32,591	35,025
Noncontrolling interest	3,902	3,202
Accumulated other comprehensive loss	(13,637)	(10,205)
Total shareholders’ equity	144,479	161,404
Total liabilities and shareholders’ equity	$233,059	$258,874

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Net sales	$104,161	$108,978
Cost of sales	29,471	28,463
Gross profit	74,690	80,515

Operating expenses:
Volume incentives	32,069	35,443
Selling, general and administrative	36,866	35,586
Operating income	5,755	9,486
Other income (loss), net	(442)	529
Income before provision for income taxes	5,313	10,015
Provision for income taxes	4,361	3,221
Net income	952	6,794
Net income attributable to noncontrolling interests	436	254
Net income attributable to common shareholders	$516	$6,540

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.03	$0.33

Diluted earnings per share attributable to common shareholders	$0.03	$0.32

Weighted average basic common shares outstanding	19,386	19,999
Weighted average diluted common shares outstanding	19,594	20,503

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Net sales	$214,655	$211,399
Cost of sales	63,931	55,442
Gross profit	150,724	155,957

Operating expenses:
Volume incentives	66,171	69,698
Selling, general and administrative	77,489	69,138
Operating income	7,064	17,121
Other loss, net	(756)	(1,404)
Income before provision for income taxes	6,308	15,717
Provision for income taxes	8,042	4,771
Net income (loss)	(1,734)	10,946
Net income attributable to noncontrolling interests	700	390
Net income (loss) attributable to common shareholders	$(2,434)	$10,556

Basic and diluted net income per common share:

Basic earnings (loss) per share attributable to common shareholders	$(0.12)	$0.53

Diluted earnings (loss) per share attributable to common shareholders	$(0.12)	$0.52

Weighted average basic common shares outstanding	19,479	19,897
Weighted average diluted common shares outstanding	19,479	20,340

Dividends declared per common share	$—	$1.00

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Net income	$952	$6,794
Foreign currency translation loss (net of tax)	(2,457)	(45)
Total comprehensive income (loss)	$(1,505)	$6,749

	Six Months Ended June 30,
	2022	2021
Net income (loss)	$(1,734)	$10,946
Foreign currency translation loss (net of tax)	(3,432)	(166)
Total comprehensive income (loss)	$(5,166)	$10,780

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	19,724	$133,382	$35,025	$3,202	$(10,205)	$161,404
Share-based compensation expense	—	801	—	—	—	801
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	218	(795)	—	—	—	(795)
Repurchase of common stock	(451)	(7,971)	—	—	—	(7,971)
Net income (loss)	—	—	(2,950)	264	—	(2,686)
Other comprehensive loss	—	—	—	—	(975)	(975)
Balance at March 31, 2022	19,491	$125,417	$32,075	$3,466	$(11,180)	$149,778
Share-based compensation expense	—	540	—	—	—	540
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	58	(334)	—	—	—	(334)
Repurchase of common stock	(290)	(4,000)	—	—	—	(4,000)
Net income	—	—	516	436	—	952
Other comprehensive loss	—	—	—	—	(2,457)	(2,457)
Balance at June 30, 2022	19,259	$121,623	$32,591	$3,902	$(13,637)	$144,479

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	19,697	$139,311	$26,030	$1,848	$(9,955)	$157,234
Share-based compensation expense	—	1,005	—	—	—	1,005
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	218	(914)	—	—	—	(914)
Cash dividends ($1.00 per share)	—	—	(19,858)	—	—	(19,858)
Net income	—	—	4,016	136	—	4,152
Other comprehensive loss	—	—	—	—	(121)	(121)
Balance at March 31, 2021	19,915	$139,402	$10,188	$1,984	$(10,076)	$141,498
Share-based compensation expense	—	1,066	—	—	—	1,066
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	152	(660)	—	—	—	(660)
Repurchase of common stock	(77)	(1,500)	—	—	—	(1,500)
Net income	—	—	6,540	254	—	6,794
Other comprehensive loss	—	—	—	—	(45)	(45)
Balance at June 30, 2021	19,990	$138,308	$16,728	$2,238	$(10,121)	$147,153

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,734)	$10,946
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	417	—
Depreciation and amortization	5,451	5,541
Non-cash lease expense	2,785	2,626
Share-based compensation expense	1,341	2,071
Loss on sale of property, plant and equipment	—	12
Deferred income taxes	5,338	1,753
Purchase of trading investment securities	(19)	(24)
Proceeds from sale of trading investment securities	69	175
Realized and unrealized gains (losses) on investments	170	(67)
Foreign exchange losses	803	1,572
Changes in assets and liabilities:
Accounts receivable	(2,801)	(2,755)
Inventories	(11,910)	(3,777)
Prepaid expenses and other current assets	(1,357)	(918)
Other assets	(33)	(108)
Accounts payable	(80)	1,079
Accrued volume incentives and service fees	1,045	483
Accrued liabilities	(4,001)	(5,473)
Deferred revenue	(1,718)	(111)
Lease liabilities	(2,503)	(2,487)
Income taxes payable	(386)	261
Liability related to unrecognized tax benefits	—	(87)
Deferred compensation payable	(220)	—
Net cash provided by (used in) operating activities	(9,343)	10,712
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,757)	(2,898)
Net cash used in investing activities	(3,757)	(2,898)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	—	(19,858)
Principal payments of long-term debt	(618)	(698)
Proceeds from revolving credit facility	15,645	—
Principal payments of revolving credit facility	(15,645)	—
Principal payments of related party borrowing	(300)	—
Payments related to tax withholding for net-share settled equity awards	(1,129)	(1,574)
Repurchase of common stock	(11,971)	(1,500)
Net cash used in financing activities	(14,018)	(23,630)
Effect of exchange rates on cash and cash equivalents	(2,722)	(1,351)
Net decrease in cash and cash equivalents	(29,840)	(17,167)
Cash and cash equivalents at the beginning of the period	86,184	92,069
Cash and cash equivalents at the end of the period	$56,344	$74,902
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$4,173	$2,582
Cash paid for interest	113	111

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

We are a natural health and wellness company primarily engaged in the manufacture and sale of nutritional and personal care products. We are a Utah corporation with our principal place of business in Lehi, Utah, and sell our products directly to customers and to a sales force of independent consultants who use the products themselves or resell them to consumers.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of June 30, 2022, and for the three and six-month periods ended June 30, 2022 and 2021. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, in these financial statements and accompanying notes. Actual results could differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors, and those differences could have a material effect on our financial position and results of operations.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively. Net income attributable to the noncontrolling interests was $0.3 million and $0.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, noncontrolling interests were $3.9 million and $3.2 million, respectively.

Restructuring Related Accruals and Expenses

We recorded $0 and $0.3 million of restructuring related expenses during the three and six months ended June 30, 2022, respectively. We recorded $0 and $48,000 of restructuring related expenses during the three and six months ended June 30, 2021, respectively. Accrued severance and restructuring related costs were $5,000 and $0.2 million as of June 30, 2022 and December 31, 2021, respectively.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$27,680	$22,494
Work in progress	1,930	1,746
Finished goods	41,033	36,612
Total inventories	$70,643	$60,852

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $0.7 million at June 30, 2022, and $1.0 million at December 31, 2021, and generated losses of $0.1 million and gains of $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and losses of $0.2 million and gains of $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022 the credit agreement was amended to extend the term to mature on July 1, 2027 and allows for additional borrowings of $25.0 million or up to three separate increases of no less than $5.0 million each. The amendment to the credit agreement also modified the calculation of interest. Interest under the amended Credit Agreement is the greater of BSBY Daily Floating Rate or the Index Floor, plus 1.50 percent (3.10 percent as of June 30, 2022), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At June 30, 2022 and December 31, 2021, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of June 30, 2022, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in 36 monthly payments, of $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of June 30, 2022, there was $1.8 million outstanding balance under the Capital Credit Agreement, of which $1.3 million was classified as current.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2022 and 2021 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022		2021
Net income (loss) attributable to common shareholders	$516	$6,540	$(2,434)		$10,556

Basic weighted average shares outstanding	19,386	19,999	19,479		19,897

Basic earnings (loss) per share attributable to common shareholders	$0.03	$0.33	$(0.12)		$0.53

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,386	19,999	19,479		19,897
Stock-based awards	208	504	—		443
Diluted weighted-average shares outstanding	19,594	20,503	19,479		20,340

Diluted earnings (loss) per share attributable to common shareholders	$0.03	$0.32	$(0.12)		$0.52

Dilutive shares excluded from diluted-per-share amounts:
Stock options	341	563	—		563

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	25	—	341	(1)	—
_________________________________________

(1)     As a result of the net loss for the six months ended June 30, 2022, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. Potentially dilutive securities for the six months ended June 30, 2022 include 341 restricted stock units.

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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the six months ended June 30, 2022 and 2021, we repurchased 741,000 and 77,000 shares of our common stock for $12.0 million and $1.5 million, respectively. At June 30, 2022, the remaining balance available for repurchases under the program was $25.6 million.

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

Stock option activity for the six-month period ended June 30, 2022, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2021	172	$12.13	$5.05
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	(29)	9.17	3.92
Options outstanding at June 30, 2022	143	$12.72	$5.28

There was no share-based compensation expense for the three- and six-month periods ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, there was no unrecognized share-based compensation expense related to the grants described above.

At June 30, 2022, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 143,000 shares of common stock was $41,000. At December 31, 2021, the aggregate intrinsic value of outstanding and exercisable options to purchase 172,000 shares of common stock was $1.1 million.

For the six-month periods ended June 30, 2022 and 2021, we issued 29,000 and 50,000 shares of common stock upon the exercise of stock options at an average exercise price of $9.17 and $12.00 per share, respectively. The aggregate intrinsic value of options exercised during the six-month periods ended June 30, 2022 and 2021, was $0.3 million and $0.4 million, respectively. For the six-month periods ended June 30, 2022 and 2021, the Company recognized $0.1 million and $0.2 million of tax benefits from the exercise of stock options, respectively.

As of June 30, 2022 and December 31, 2021, we did not have any unvested performance-based stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to revenue and earnings growth, earnings-per-share, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At June 30, 2022 and December 31, 2021, there were 68,000 and 88,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the six-month period ended June 30, 2022, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2021	830	$9.46
Granted	164	8.87
Forfeited	(68)	5.39
Issued	(329)	7.50
Restricted Stock Units outstanding at June 30, 2022	597	10.84

During the six-month period ended June 30, 2022, we granted 164,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of both time-based RSUs and share-priced performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $13.87 per share and vest in annual installments over a three-year period from the grant date. The share-priced performance-based RSUs were issued with a weighted-average grant date fair value of $6.01 per share and vest upon achieving share-priced targets over a three-year period from the grant date.

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

Share-price performance-based RSUs were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Our assumptions include a performance period of three years, expected volatility of 50.1 percent, and a risk-free rate of 3.3 percent.

Share-based compensation expense related to time-based RSUs for the three-month periods ended June 30, 2022 and 2021, was approximately $0.3 million and $0.6 million, respectively. Share-based compensation expense related to time-based RSUs for the six-month periods ended June 30, 2022 and 2021, was approximately $0.9 million and $1.0 million, respectively. As of June 30, 2022 and December 31, 2021, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $1.4 million and $1.6 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.3 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended June 30, 2022 and 2021, was $0.2 million and $0.5 million, respectively. Share-based compensation expense related to performance-based RSUs for the six-month periods ended June 30, 2022 and 2021, was $0.5 million and $0.9 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would, and expect to, recognize up to $2.4 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 80,000 and 121,000 shares for the six-month periods ended June 30, 2022 and 2021, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

(7)    Segment Information

We have four business segments (Asia, Europe, North America, and Latin America and Other) based primarily upon the geographic region where each segment operates, as well as the internal organization of our officers and their responsibilities. Each of the geographic segments operate under the Nature’s Sunshine Products and Synergy WorldWide® brands. The Latin America and Other segment includes our wholesale business in which we sell products to various locally-managed entities independent of the Company that we have granted distribution rights for the relevant market.

Net sales for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. We evaluate performance based on contribution margin by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Asia	$47,382	$43,536	$93,492	$79,291
Europe	17,099	21,455	38,876	43,655
North America	34,082	37,372	70,063	75,134
Latin America and Other	5,598	6,615	12,224	13,319
Total net sales	104,161	108,978	214,655	211,399

Contribution margin (1):
Asia	21,432	18,463	43,371	33,782
Europe	6,595	6,588	10,968	13,384
North America	12,300	16,259	25,019	31,699
Latin America and Other	2,294	3,762	5,195	7,394
Total contribution margin	42,621	45,072	84,553	86,259

Selling, general and administrative expenses (2)	36,866	35,586	77,489	69,138
Operating income	5,755	9,486	7,064	17,121

Other income (loss), net	(442)	529	(756)	(1,404)
Income before provision for income taxes	$5,313	$10,015	$6,308	$15,717
_________________________________________

(1)    Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)    Service fees in China totaled $3.9 million and $8.8 million for the three and six-month periods ended June 30, 2022, respectively, compared to $3.7 million and $6.5 million for the three and six-month periods ended June 30, 2021. These service fees are included in selling, general and administrative expenses.

From an individual country/region perspective, the United States, South Korea and Taiwan comprise 10 percent or more of consolidated net sales for the three and six-month periods ended June 30, 2022 and 2021, as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
United States	$31,483	$34,378	$64,712	$69,298
South Korea	14,465	17,546	28,118	32,355
Taiwan	11,933	4,730	21,683	7,499
Other	46,280	52,324	100,142	102,247
	$104,161	$108,978	$214,655	$211,399

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Asia
General health	$12,319	$12,698	$25,305	$23,990
Immune	781	382	2,125	585
Cardiovascular	13,242	12,260	26,872	22,163
Digestive	10,990	7,747	20,026	14,618
Personal care	2,083	5,290	4,626	7,814
Weight management	7,967	5,159	14,538	10,121
	47,382	43,536	93,492	79,291
Europe
General health	$7,328	$9,667	$16,524	$19,139
Immune	1,443	1,818	4,074	3,834
Cardiovascular	2,150	2,836	4,783	5,828
Digestive	4,481	5,567	10,072	11,107
Personal care	1,209	999	2,442	2,425
Weight management	488	568	981	1,322
	17,099	21,455	38,876	43,655
North America
General health	$14,954	$16,349	$30,268	$32,619
Immune	4,061	4,101	8,933	8,975
Cardiovascular	3,893	4,010	7,735	8,235
Digestive	9,044	10,016	17,638	19,479
Personal care	1,389	1,834	3,564	3,653
Weight management	741	1,062	1,925	2,173
	34,082	37,372	70,063	75,134
Latin America and Other
General health	$1,597	$1,873	$3,415	$3,848
Immune	755	697	1,516	1,508
Cardiovascular	455	425	812	903
Digestive	2,551	3,001	5,392	5,872
Personal care	80	398	721	743
Weight management	160	221	368	445
	5,598	6,615	12,224	13,319
	$104,161	$108,978	$214,655	$211,399

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
Property, plant and equipment:
United States	$45,036	$46,595
Other	4,063	4,262
Total property, plant and equipment, net	$49,099	$50,857

Total assets per segment is set forth below (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
Assets:
Asia	$91,762	$104,659
Europe	14,771	15,486
North America	119,018	131,207
Latin America and Other	7,508	7,522
Total assets	$233,059	$258,874

(8)    Income Taxes

For the three months ended June 30, 2022 and 2021, our provision for income taxes, as a percentage of income before income taxes was 82.1 percent and 32.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2022 and 2021, our provision for income taxes, as a percentage of income before income taxes was 127.5 percent and 30.4 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2022, was primarily attributed to recording a valuation allowance against deferred tax assets which are expected to expire before utilization.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2021, was primarily attributed to transfer pricing adjustments and foreign losses during those periods that were not expected to provide future tax benefit, as well as net unfavorable foreign tax related items.

The difference between the effective tax rate for the three and six months ended June 30, 2022 compared to June 30, 2021 is primarily caused by recording a valuation allowance in the current period against deferred tax assets which are expected to expire before utilization.

Our U.S. federal income tax returns for 2018 through 2020 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2016 through 2021.

As of June 30, 2022 and December 31, 2021, we do not have any amounts accrued for unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of June 30, 2022 and December 31, 2021, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.8 million.

Other Litigation

We are a party to various other legal proceedings and disputes in the United States and foreign jurisdictions. As of June 30, 2022 and December 31, 2021, accrued liabilities were $0.5 million, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.4 million.

(10)     Related Party Transactions

During the three and six months ended June 30, 2022 and 2021, our joint venture in China, owned 80 percent by us and 20 percent by a wholly owned subsidiary of Fosun Pharma, did not borrow any amounts from the Company or our joint venture partner. As of June 30, 2022 and December 31, 2021 outstanding borrowings by NSP China from the Company were $0 and $1.2 million, respectively. As of June 30, 2022 and December 31, 2021 outstanding borrowings by NSP China from our joint venture partner were $0 and $0.3 million, respectively. These notes were payable in less than one year and bore interest of 3.0 percent. The notes between NSP China and the Company eliminated in consolidation. In March 2022 the outstanding principal and interest amounts were repaid.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of June 30, 2022 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$743	$—	$—	$743
Total assets measured at fair value on a recurring basis	$743	$—	$—	$743

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

For the six months ended June 30, 2022 and for the year ended December 31, 2021, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the six months ended June 30, 2022 and 2021, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Contract Liabilities - Customer Loyalty Programs

Historically, we have offered loyalty point programs which allowed customers to earn loyalty points on personal orders. Loyalty points were recorded as contract liabilities in deferred revenue. These programs were accounted for as a reduction in the transaction price and generally recognized as points that were redeemed for additional products. During the year ended December 31, 2020 these programs were discontinued. As of June 30, 2022, there were no outstanding loyalty points.

Disaggregation of Revenue

Our products are grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. We have four business segments that are based primarily upon the geographic region where each segment operates. Each of the geographic segments operate under the Nature’s Sunshine Products and Synergy WorldWide® brands. See Note 7, Segment Information, for further information on our reportable segments and presentation of disaggregated revenue by reportable segment and product category.

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

Our independent consultants market and sell our products to customers and sponsor other independent consultants who also market our products to customers. Because a significant amount of revenue is generated through the sales or our independent consultants, our revenue can be impacted by the number and productivity of our independent consultants. We seek to motivate and provide incentives to our independent consultants by offering high quality products, product support, training seminars, and financial incentives, among other considerations.

COVID-19

In or about December 2019, a novel strain of coronavirus, SARS-CoV-2 “COVID-19”, began aggressively spreading throughout the world, including all the primary markets where we conduct business. As COVID-19 has spread throughout the world, it has impacted our markets differently. At various times during the course of the pandemic and throughout our markets, governments have issued orders and restrictions that have limited the ability of our consultants to meet with consumers, put downward pressure on our sales in many of our markets and added substantial uncertainties to our global supply chain. Different variants of COVID-19 continue to arise and spread in various places around the world. We continue to take actions to mitigate the effects COVID-19 may have on our business, such actions may ultimately be insufficient to avoid substantial impact on the consolidated financial statement or material health of the Company. At this time, the duration of any business disruption and related financial impact cannot be reasonably estimated.

Eastern Europe

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. Our consultants in our Russia and Other market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, continue to operate their independent businesses, albeit at a reduced level than prior to the start of the conflict. For the six months ended June 30, 2022, we have recorded a pretax charge of $3.1 million, primarily related to the impairment of inventory, as well as accruals for contractual obligations related to Russian operations. We expect that this will continue to impact our business for the foreseeable future. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Net sales related to Russia and Other for the three and six months ended June 30, 2022, were $11.1 million and $25.6 million, respectively, compared to $14.0 million and $28.3 million for the same periods in 2021. Operating income related to Russia and Other for the three and six months ended June 30, 2022, was $1.0 million and $2.2 million, respectively, prior to the charges noted above, compared to $1.4 million and $2.7 million for the same periods in 2021. As of June 30, 2022, Russia and Other had assets of $5.2 million, net of working capital reserves, which primarily consisted of inventories and accounts receivable.

More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.

Inflation

In 2021, the inflation rate in the U.S. began to increase significantly. In 2022, the inflation rate increase accelerated and during the six months ended June 30, 2022, was the highest in 40 years. Europe and other areas in which we do business are also experiencing higher levels of inflation. Our operations have been, and may continue to be, adversely impacted by inflation, primarily from higher costs of raw materials, labor, production, distribution and transportation costs.

In the second quarter of 2022, we experienced a decrease in our consolidated net sales of 4.4 percent (or an increase of 0.5 percent in local currencies) compared to the same period in 2021. Asia net sales increased approximately 8.8 percent (or 18.8 percent in local currencies) compared to the same period in 2021. Europe net sales decreased approximately 20.3 percent (or 16.2 percent in local currencies) compared to the same period in 2021. North America net sales decreased approximately 8.8 percent (or 8.5 percent in local currencies) compared to the same period in 2021. Latin America and Other net sales decreased approximately 15.4 percent (or 15.0 percent in local currencies) compared to the same period in 2021. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian and European markets, resulted in an approximate 4.9 percent, or $5.4 million, decrease of our net sales during the quarter.

Cost of sales increased $1.0 million during the three months ended June 30, 2022, compared to the same period in 2021, and as a percentage of net sales were 28.3 percent and 26.1 percent for the three months ended June 30, 2022 and 2021, respectively. The increase in cost of sales percentage is primarily due to changes in inventory valuation reserves, changes in market mix, heightened inflation, and increases in raw materials, production and transportation costs. For the six months ended June 30, 2022, we had incremental valuation charges of $5.0 million related to inventory. Of that amount $2.7 million related to the conflict between Russia and Ukraine, and $2.3 million related to changes in forecast demand and production issues, among other factors.

In absolute terms, selling, general and administrative expenses increased $1.3 million during the three months ended June 30, 2022, compared to the same period in 2021, and as a percentage of net sales were 35.4 percent and 32.7 percent for the three months ended June 30, 2022 and 2021, respectively. The dollar increase was primarily related to higher service fees that resulted from growth in China's net sales, increased selling costs and direct marketing spend intended to drive growth, increase in expected level of convention and distributor events, as well as growth in markets with higher variable costs.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$104,161	100.0%	$108,978	100.0%	$(4,817)	(4.4)%
Cost of sales	29,471	28.3	28,463	26.1	1,008	3.5
Gross profit	74,690	71.7	80,515	73.9	(5,825)	(7.2)
Volume incentives	32,069	30.8	35,443	32.5	(3,374)	(9.5)
SG&A expenses	36,866	35.4	35,586	32.7	1,280	3.6
Operating income	5,755	5.5	9,486	8.7	(3,731)	(39.3)
Other income (loss), net	(442)	(0.4)	529	0.5	(971)	(183.6)
Income before income taxes	5,313	5.1	10,015	9.2	(4,702)	(46.9)
Provision for income taxes	4,361	4.2	3,221	3.0	1,140	35.4
Net income	$952	0.9%	$6,794	6.2%	$(5,842)	(86.0)%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the six months ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$214,655	100.0%	$211,399	100.0%	$3,256	1.5%
Cost of sales	63,931	29.8	55,442	26.2	8,489	15.3
Gross profit	150,724	70.2	155,957	73.8	(5,233)	(3.4)
Volume incentives	66,171	30.8	69,698	33.0	(3,527)	(5.1)
SG&A expenses	77,489	36.1	69,138	32.7	8,351	12.1
Operating income	7,064	3.3	17,121	8.1	(10,057)	(58.7)
Other loss, net	(756)	(0.4)	(1,404)	(0.7)	648	46.2
Income before income taxes	6,308	2.9	15,717	7.4	(9,409)	(59.9)
Provision for income taxes	8,042	3.7	4,771	2.3	3,271	68.6
Net income (loss)	$(1,734)	(0.8)%	$10,946	5.2%	$(12,680)	(115.8)%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$47,382	$43,536	8.8%	$(4,358)	18.8%
Europe	17,099	21,455	(20.3)	(887)	(16.2)
North America	34,082	37,372	(8.8)	(102)	(8.5)
Latin America and Other	5,598	6,615	(15.4)	(25)	(15.0)
	$104,161	$108,978	(4.4)%	$(5,372)	0.5%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the six months ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$93,492	$79,291	17.9%	$(6,208)	25.7%
Europe	38,876	43,655	(10.9)	(1,441)	(7.6)
North America	70,063	75,134	(6.7)	(103)	(6.6)
Latin America and Other	12,224	13,319	(8.2)	(87)	(7.6)
	$214,655	$211,399	1.5%	$(7,839)	5.2%

Consolidated net sales for the three and six months ended June 30, 2022, were $104.2 million and $214.7 million, respectively, compared to $109.0 million and $211.4 million for the same period in 2021, which represents decreases of 4.4 percent and increases of 1.5 percent, respectively. The decrease for the three months ended June 30, 2022, was primarily related to product sales declines in our Europe, North America, and Latin America and Other operating segments. The increase for the six months ended June 30, 2022, was primarily related to notable product sales growth in our Asia operating segment. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and six months ended June 30, 2022, increased 0.5 percent and 5.2 percent, respectively, from the same periods in 2021.

Asia

Net sales related to Asia for the three and six months ended June 30, 2022, were $47.4 million and $93.5 million, respectively, compared to $43.5 million and $79.3 million for the same periods in 2021, or increases of 8.8 percent and 17.9 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2022, increased 18.8 percent and 25.7 percent, respectively, compared to the same periods in 2021.
Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased $3.1 million and $4.2 million, or 17.6 percent and 13.1 percent, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. In local currency, net sales for the three and six months ended June 30, 2022, decreased 7.6 percent and 4.2 percent, respectively, compared to the same periods in 2021. The decrease in local currency for the three and six months ended June 30, 2022, was primarily the result of government restrictions in the market intended to slow the spread of COVID-19, which were not lifted until the second quarter.

In our Taiwan market, net sales increased $7.2 million and $14.2 million, or 152.3 percent and 189.1 percent, for the three and six months ended June 30, 2022, compared to the same periods in 2021. In local currencies, net sales for the three and six months ended June 30, 2022, increased 163.7 percent and 195.9 percent, compared to the same periods in 2021. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

In our Japan market, net sales increased $1.5 million and $3.1 million, or 17.5 percent and 19.1 percent, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. In local currencies, net sales for the three and six months ended June 30, 2022, increased 38.0 percent and 35.5 percent, respectively, compared to the same periods in 2021. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

In our China market, net sales decreased $0.8 million and increased $3.1 million, or decreased 7.9 percent and increased 16.7 percent, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. In local currencies, net sales for the three and six months ended June 30, 2022, increased decreased 5.7 percent and increased 16.8 percent, respectively, compared to the same periods in 2021. The decrease in net sales for the three months ended June 30, 2022, was primarily the result of additional government restrictions in the market intended to slow the spread of COVID-19, which included lockdowns during the second quarter. We attribute the growth in net sales for the six months ended June 30, 2022, primarily to initiatives designed to increase independent service providers’ engagement levels and gain market share.

Europe

Net sales related to Europe for the three and six months ended June 30, 2022, were $17.1 million and $38.9 million, respectively, compared to $21.5 million and $43.7 million for the same periods in 2021, or decreases of 20.3 percent and 10.9 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2022, decreased 16.2 percent and 7.6 percent, respectively, compared to the same periods in 2021. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had unfavorable impacts on net sales of $0.9 million and $1.4 million for the three and six months ended June 30, 2022, respectively. Net sales decreased primarily as a result of conflict between Russia and Ukraine which has placed significant financial pressures on the surrounding Western and Eastern Europe markets, and customer sensitivity due to inflationary pressures, among other factors.

North America

Net sales related to North America for the three and six months ended June 30, 2022, were $34.1 million and $70.1 million, respectively, compared to $37.4 million and $75.1 million for the same periods in 2021, or decreases of 8.8 percent and 6.7 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2022, decreased 8.5 percent and 6.6 percent, respectively, compared to the same periods in 2021.

In the United States, net sales decreased $2.9 million and $4.6 million, or 8.4 percent and 6.6 percent, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decrease in sales was due primarily to stock outs of certain products as a result of supply chain challenges, and a reduction in the average order size attributed to customer sensitivity due to inflationary pressures, among other factors.

Latin America and Other

Net sales related to Latin America and Other markets for the three and six months ended June 30, 2022, were $5.6 million and $12.2 million, respectively, compared to $6.6 million and $13.3 million for the same periods in 2021, or decreases of 15.4 percent and 8.2 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2022, decreased 15.0 percent and 7.6 percent, respectively, compared to the same periods in 2021. Fluctuations in foreign currency had unfavorable impacts on net sales of $25,000 and $0.1 million for the three and six months ended June 30, 2022, respectively. The decrease in sales was due primarily to stock outs of certain products as a result of supply chain challenges, and a reduction in the average order size attributed to customer sensitivity due to inflationary pressures, among other factors.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 28.3 percent and 29.8 percent for the three and six months ended June 30, 2022, compared to 26.1 percent and 26.2 percent for the same periods in 2021. The increase in cost of sales percentage is primarily due to changes in inventory valuation reserves as a result of the conflict between Russia and Ukraine, as well as reserves for other markets, changes in market mix, persistent inflation, and increases in raw materials, production and transportation costs. For the six months ended June 30, 2022, we had incremental valuation charges of $5.0 million related to inventory. Of that amount $2.7 million related to the conflict between Russia and Ukraine, and $2.3 million related to changes in forecast demand and production issues, among other factors.

Volume Incentives

Volume incentives expense as a percent of net sales was 30.8 percent and 30.8 percent for the three and six months ended June 30, 2022, respectively, compared to 32.5 percent and 33.0 percent for the same periods in 2021. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the three and six months ended June 30, 2022 is primarily due to change in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are lower than the consolidated average, and the growth in NSP China. The decrease also reflects cost savings from the September 2020 launch of our new consultant sales and compensation plan in North America and LATAM.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by $1.3 million and $8.4 million, respectively, to $36.9 million and $77.5 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Selling, general and administrative expenses were 35.4 percent and 36.1 percent of net sales for the three and six months ended June 30, 2022, compared to 32.7 percent and 32.7 percent for the same periods in 2021. The dollar increase in selling, general and administrative expenses was primarily related to higher service fees that resulted from growth in China's net sales, increased selling costs and direct marketing spend intended to drive growth, increase in expected level of convention and distributor events, as well as growth in markets with higher variable costs.

Other Income (Loss), Net

Other income (loss), net, for the three and six months ended June 30, 2022, were losses of $0.4 million and $0.8 million, respectively, compared to gains of $0.5 million and losses of $1.4 million during the same periods in 2021, respectively. Other income (loss), for the three and six months ended June 30, 2022 primarily consisted of foreign exchange gains and losses as a result of net changes in foreign currencies primarily in Asia, Europe and Latin America.

Income Taxes

For the three months ended June 30, 2022 and 2021, our provision for income taxes, as a percentage of income before income taxes was 82.1 percent and 32.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2022 and 2021, our provision for income taxes, as a percentage of income before income taxes was 127.5 percent and 30.4 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2022, was primarily attributed to recording a valuation allowance against deferred tax assets which are expected to expire before utilization.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2021, was primarily attributed to an increase in tax liability associated with transfer pricing adjustments, nondeductible executive compensation, and net unfavorable foreign tax related items, partially offset by favorable deductions for stock compensation.

The difference between the effective tax rate for the three and six months ended June 30, 2022 compared to June 30, 2021 is primarily caused by recording a valuation allowance in the current period against deferred tax assets which are expected to expire before utilization.

Our U.S. federal income tax returns for 2018 through 2020 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2016 through 2021.

As of June 30, 2022 and December 31, 2021, we do not have any amounts accrued for unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2022 and 2021, by business segment.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in NSP China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended June 30, 2022 and 2021, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent Managers who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2022, working capital was $78.0 million, compared to $88.0 million as of December 31, 2021. At June 30, 2022, we had $56.3 million in cash, of which $4.9 million was held in the U.S. and $51.4 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating activities	$(9,343)	$10,712
Investing activities	(3,757)	(2,898)
Financing activities	(14,018)	(23,630)

Operating Activities

For the six months ended June 30, 2022, operating activities used cash of $9.3 million, compared to providing cash of $10.7 million in the same period in 2021. Operating cash flows decreased primarily due to increased inventory purchases before any changes in reserves and timing of payments on accounts payable, deferred revenue, and income taxes payable partially offset by the timing of accrued volume incentives and service fees, and accrued liabilities.

Investing Activities

For the six months ended June 30, 2022, investing activities used $3.8 million, compared to $2.9 million for the same period in 2021, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the six months ended June 30, 2022, financing activities used $14.0 million, compared to $23.6 million in cash for the same period in 2021.

During the six months ended June 30, 2022, we used cash to repurchase 741,000 shares of our common stock under the share repurchase program for $12.0 million. At June 30, 2022, the remaining balance available for repurchases under the program was $25.6 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At June 30, 2022, there was no outstanding balance under the Credit Agreement. During the six months ended June 30, 2022 we made monthly payments of $0.1 million pursuant to the Capital Credit Agreement. As of June 30, 2022, there was $1.8 million outstanding balance under the Capital Credit Agreement, $1.3 million of which was classified as current. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Russia’s invasion of Ukraine and the continuing war between Russia and Ukraine has negatively impacted our operations in both countries and the region. In fiscal 2021, operations in our Russia and Other market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, accounted for 13.8% of net sales. As of June 30, 2022, Russia and Other had assets of $5.2 million which primarily consisted of inventories and accounts receivable. We are unable to estimate future impacts to our business due to the high level of uncertainty as to how the war will evolve, its duration, and its ultimate resolution. Within Ukraine, there is a possibility of loss of life, physical damage and destruction of property, and loss of earning opportunities for many of our independent distributors and dealers. We may not be able to operate in many areas due to damage and safety concerns. Within Russia, we may need to further reduce our operations due to sanctions and counter sanctions, currency or payment controls, and supply chain challenges. Certain suppliers, vendors, independent distributors and customers are all impacted by the war and their ability to successfully maintain their operations could also impact our results of operations or product sales throughout the world.

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

The duration and extent of COVID-19’s impact on our business are difficult to assess or predict. Conditions vary significantly by geography, and the continued rise of COVID-19 variants and associated spread have resulted in additional disruptions, government lockdowns, and other restrictive measures. For example, late in the first quarter of 2022, and into the second quarter, an increase in COVID-19 cases in certain parts of China resulted in the re-imposition of widespread lock-downs and restrictions. Stay-at-home and quarantine mandates have disrupted or halted our operations in certain parts of China and may continue to impact our business in the near term. Further quarantines, government reactions or shutdowns could disrupt or halt our operations and materially harm our business, financial condition and results of operations. Our manufacturing personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and a widespread outbreak of COVID-19 among our manufacturing or supply-chain employees could disrupt or halt our operations. Further, restrictions on gatherings of individuals may limit the ability of our independent consultants to sell our products. Additionally, the procedures we take to mitigate the effect of COVID-19 on our workforce, including but not limited to, social distancing and additional sanitizing measures, could reduce the efficiency of our operations, increase our operating costs or prove insufficient to protect our employees.

High inflation and other difficult economic conditions could adversely affect our results of operations and financial condition.

Consumer spending, including spending for our products, is affected by, among other things, prevailing economic conditions, including, among others, unemployment rates, inflation, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. The rate of inflation has recently reached its highest level in the U.S. in over forty years. Europe and other areas in which we do business are also experiencing higher than desired inflation. Inflation may require consumers to reconsider purchases of items they consider nonessential and, as a result, consumers may purchase fewer of our products if they consider our products nonessential. We believe high levels of inflation in the U.S. and other regions in which we do business have resulted, and will continue to result, in increased input costs and lower net sales of our products. We may not be able to pass any inflation-related increases on to customers without adversely affecting net sales. A prolonged period of high inflation, recession, and other unfavorable economic conditions that adversely affect the ability of consumers to pay for our products could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended June 30, 2022:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
April 1, 2022 to April 31, 2022	76	$16.86	76
May 1, 2022 to May 31, 2022	130	13.21	130
June 1, 2022 to June 30, 2022	84	$11.84	84
Total	290		290	$25,604

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 290,000 shares of our common stock during the quarter ended June 30, 2022 under the terms of this Board approved plan.

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

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
10.1 (1)	Amendment to Operating Agreement of Nature’s Sunshine Hong Kong Limited, dated August 13, 2021
10.2 (2)	Form - Restricted Stock Unit Award Agreement
10.3 (2)	Form - Performance Share Unit Award Agreement
31.1(2)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(2)	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (the cover page XBRL tags are embedded within iXBRL (Inline Extensible Business Reporting Language) document)
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

Nature’s Sunshine Products, Inc.

Date:	August 9, 2022	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2022	/s/ Joseph W. Baty
Joseph W. Baty,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)