Form 10-Q
period 2022-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2022-11-03
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

The number of shares of Common Stock, no par value, outstanding on October 21, 2022, was 19,166,635 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended September 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans, strategies and financial results, including expected improvement in gross profit and gross margin. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, but include the following:

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$56,984	$86,184
Accounts receivable, net of allowance for doubtful accounts of $673 and $143, respectively	9,977	8,871
Inventories	67,603	60,852
Prepaid expenses and other	8,237	8,760
Total current assets	142,801	164,667

Property, plant and equipment, net	47,354	50,857
Operating lease right-of-use assets	16,541	18,349
Investment securities - trading	692	964
Deferred income tax assets	7,011	13,590
Other assets	9,109	10,447
Total assets	$223,508	$258,874

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,475	$9,702
Accrued volume incentives and service fees	21,177	23,131
Accrued liabilities	24,856	31,600
Deferred revenue	1,460	3,694
Related party notes payable	—	302
Income taxes payable	3,582	2,647
Current portion of operating lease liabilities	4,065	4,350
Current portion of note payable	1,272	1,244
Total current liabilities	63,887	76,670

Liability related to unrecognized tax benefits	213	—
Long-term portion of operating lease liabilities	14,474	15,919
Long-term note payable	216	1,174
Deferred compensation payable	692	964
Deferred income tax liabilities	1,218	1,566
Other liabilities	1,054	1,177
Total liabilities	81,754	97,470

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,166 and 19,724 shares issued and outstanding, respectively	121,242	133,382
Retained earnings	32,681	35,025
Noncontrolling interest	4,012	3,202
Accumulated other comprehensive loss	(16,181)	(10,205)
Total shareholders’ equity	141,754	161,404
Total liabilities and shareholders’ equity	$223,508	$258,874

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Net sales	$104,506	$114,746
Cost of sales	29,632	29,419
Gross profit	74,874	85,327

Operating expenses:
Volume incentives	33,070	35,793
Selling, general and administrative	36,792	39,528
Operating income	5,012	10,006
Other loss, net	(2,281)	(886)
Income before provision for income taxes	2,731	9,120
Provision for income taxes	2,531	3,662
Net income	200	5,458
Net income attributable to noncontrolling interests	110	600
Net income attributable to common shareholders	$90	$4,858

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$—	$0.24

Diluted earnings per share attributable to common shareholders	$—	$0.24

Weighted average basic common shares outstanding	19,198	19,894
Weighted average diluted common shares outstanding	19,482	20,375

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Net sales	$319,161	$326,145
Cost of sales	93,563	84,861
Gross profit	225,598	241,284

Operating expenses:
Volume incentives	99,241	105,491
Selling, general and administrative	114,281	108,666
Operating income	12,076	27,127
Other loss, net	(3,037)	(2,290)
Income before provision for income taxes	9,039	24,837
Provision for income taxes	10,573	8,433
Net income (loss)	(1,534)	16,404
Net income attributable to noncontrolling interests	810	990
Net income (loss) attributable to common shareholders	$(2,344)	$15,414

Basic and diluted net income per common share:

Basic earnings (loss) per share attributable to common shareholders	$(0.12)	$0.77

Diluted earnings (loss) per share attributable to common shareholders	$(0.12)	$0.76

Weighted average basic common shares outstanding	19,384	19,896
Weighted average diluted common shares outstanding	19,384	20,292

Dividends declared per common share	$—	$1.00

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Net income	$200	$5,458
Foreign currency translation loss (net of tax)	(2,544)	(925)
Total comprehensive income (loss)	$(2,344)	$4,533

	Nine Months Ended September 30,
	2022	2021
Net income (loss)	$(1,534)	$16,404
Foreign currency translation loss (net of tax)	(5,976)	(1,091)
Total comprehensive income (loss)	$(7,510)	$15,313

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	19,724	$133,382	$35,025	$3,202	$(10,205)	$161,404
Share-based compensation expense	—	801	—	—	—	801
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	218	(795)	—	—	—	(795)
Repurchase of common stock	(451)	(7,971)	—	—	—	(7,971)
Net income (loss)	—	—	(2,950)	264	—	(2,686)
Other comprehensive loss	—	—	—	—	(975)	(975)
Balance at March 31, 2022	19,491	$125,417	$32,075	$3,466	$(11,180)	$149,778
Share-based compensation expense	—	540	—	—	—	540
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	58	(334)	—	—	—	(334)
Repurchase of common stock	(290)	(4,000)	—	—	—	(4,000)
Net income	—	—	516	436	—	952
Other comprehensive loss	—	—	—	—	(2,457)	(2,457)
Balance at June 30, 2022	19,259	$121,623	$32,591	$3,902	$(13,637)	$144,479
Share-based compensation expense	—	593	—	—	—	593
Repurchase of common stock	(93)	(974)	—	—	—	(974)
Net income	—	—	90	110	—	200
Other comprehensive loss	—	—	—	—	(2,544)	(2,544)
Balance at September 30, 2022	19,166	$121,242	$32,681	$4,012	$(16,181)	$141,754

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	19,697	$139,311	$26,030	$1,848	$(9,955)	$157,234
Share-based compensation expense	—	1,005	—	—	—	1,005
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	218	(914)	—	—	—	(914)
Cash dividends ($1.00 per share)	—	—	(19,858)	—	—	(19,858)
Net income	—	—	4,016	136	—	4,152
Other comprehensive loss	—	—	—	—	(121)	(121)
Balance at March 31, 2021	19,915	$139,402	$10,188	$1,984	$(10,076)	$141,498
Share-based compensation expense	—	1,066	—	—	—	1,066
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	152	(660)	—	—	—	(660)
Repurchase of common stock	(77)	(1,500)	—	—	—	(1,500)
Net income	—	—	6,540	254	—	6,794
Other comprehensive loss	—	—	—	—	(45)	(45)
Balance at June 30, 2021	19,990	$138,308	$16,728	$2,238	$(10,121)	$147,153
Share-based compensation expense	—	886	—	—	—	886
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	58	(442)	—	—	—	(442)
Repurchase of common stock	(273)	(4,500)	—	—	—	(4,500)
Net income	—	—	4,858	600	—	5,458
Other comprehensive loss	—	—	—	—	(925)	(925)
Balance at September 30, 2021	19,775	$134,252	$21,586	$2,838	$(11,046)	$147,630

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,534)	$16,404
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	1,017	—
Depreciation and amortization	8,112	8,276
Non-cash lease expense	3,859	4,043
Share-based compensation expense	1,934	2,957
Loss on sale of property, plant and equipment	—	24
Deferred income taxes	5,967	2,891
Purchase of trading investment securities	(26)	(30)
Proceeds from sale of trading investment securities	102	175
Realized and unrealized gains (losses) on investments	195	(62)
Foreign exchange losses	2,938	2,483
Changes in assets and liabilities:
Accounts receivable	(3,233)	(2,054)
Inventories	(10,809)	(10,771)
Prepaid expenses and other current assets	(116)	(1,787)
Other assets	368	(267)
Accounts payable	(1,626)	421
Accrued volume incentives and service fees	(253)	2,750
Accrued liabilities	(5,172)	(1,646)
Deferred revenue	(2,040)	(551)
Lease liabilities	(3,692)	(4,170)
Income taxes payable	1,201	1,316
Liability related to unrecognized tax benefits	213	(87)
Deferred compensation payable	(271)	(34)
Net cash provided by (used in) operating activities	(2,866)	20,281
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,730)	(4,626)
Net cash used in investing activities	(4,730)	(4,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	—	(19,858)
Principal payments of long-term debt	(931)	(1,001)
Proceeds from revolving credit facility	31,538	—
Principal payments of revolving credit facility	(31,538)	—
Principal payments of related party borrowing	(300)	(600)
Payments related to tax withholding for net-share settled equity awards	(1,129)	(2,016)
Repurchase of common stock	(12,945)	(6,000)
Net cash used in financing activities	(15,305)	(29,475)
Effect of exchange rates on cash and cash equivalents	(6,299)	(2,714)
Net decrease in cash and cash equivalents	(29,200)	(16,534)
Cash and cash equivalents at the beginning of the period	86,184	92,069
Cash and cash equivalents at the end of the period	$56,984	$75,535
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$3,386	$4,431
Cash paid for interest	195	156

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of September 30, 2022, and for the three and nine-month periods ended September 30, 2022 and 2021. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.1 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. Net income attributable to the noncontrolling interests was $0.6 million and $1.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, noncontrolling interests were $4.0 million and $3.2 million, respectively.

Restructuring Related Accruals and Expenses

We recorded $0.1 million and $0.4 million of restructuring related expenses during the three and nine months ended September 30, 2022, respectively. We recorded $0 and $48,000 of restructuring related expenses during the three and nine months ended September 30, 2021, respectively. Accrued severance and restructuring related costs were $0 and $0.2 million as of September 30, 2022 and December 31, 2021, respectively.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and subject to meeting certain criteria that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This could affect balances of right of use assets, lease liabilities, and notes payables. The amendments in this update are effective as of March 12, 2020 through December 21, 2022. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$26,394	$22,494
Work in progress	1,880	1,746
Finished goods	39,329	36,612
Total inventories	$67,603	$60,852

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $0.7 million at September 30, 2022, and $1.0 million at December 31, 2021, and generated losses of $25,000 and $4,000 for the three months ended September 30, 2022 and 2021, respectively, and losses of $0.2 million and gains of $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022 the credit agreement was amended to extend the term to mature on July 1, 2027 and allows for additional borrowings of $25.0 million or up to three separate increases of no less than $5.0 million each, subject to the lender's due diligence. The amendment to the credit agreement also modified the calculation of interest. Interest under the amended Credit Agreement is the greater of BSBY Daily Floating Rate or the Index Floor, plus 1.50 percent (4.62 percent as of September 30, 2022), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At September 30, 2022 and December 31, 2021, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of September 30, 2022, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in 36 monthly payments of $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of September 30, 2022, there was $1.5 million outstanding balance under the Capital Credit Agreement, of which $1.3 million was classified as current.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2022 and 2021 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022		2021
Net income (loss) attributable to common shareholders	$90	$4,858	$(2,344)		$15,414

Basic weighted average shares outstanding	19,198	19,894	19,384		19,896

Basic earnings (loss) per share attributable to common shareholders	$—	$0.24	$(0.12)		$0.77

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,198	19,894	19,384		19,896
Stock-based awards	284	481	—		396
Diluted weighted-average shares outstanding	19,482	20,375	19,384		20,292

Diluted earnings (loss) per share attributable to common shareholders	$—	$0.24	$(0.12)		$0.76

Dilutive shares excluded from diluted-per-share amounts:
Stock options	576	460	—		460

Anti-dilutive shares excluded from diluted-per-share amounts:
Stock options	25	—	576	(1)	—
_________________________________________

(1)     As a result of the net loss for the nine months ended September 30, 2022, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. Potentially dilutive securities for the nine months ended September 30, 2022 include 576 restricted stock units.

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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the nine months ended September 30, 2022 and 2021, we repurchased 834,000 and 350,000 shares of our common stock for $12.9 million and $6.0 million, respectively. At September 30, 2022, the remaining balance available for repurchases under the program was $24.6 million.

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

Stock option activity for the nine-month period ended September 30, 2022, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2021	172	$12.13	$5.05
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	(29)	9.17	3.92
Options outstanding at September 30, 2022	143	$12.72	$5.28

There was no share-based compensation expense for the three- and nine-month periods ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, there was no unrecognized share-based compensation expense related to the grants described above.

At September 30, 2022, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 143,000 shares of common stock was $0. At December 31, 2021, the aggregate intrinsic value of outstanding and exercisable options to purchase 172,000 shares of common stock was $1.1 million.

For the nine-month periods ended September 30, 2022 and 2021, we issued 29,000 and 53,000 shares of common stock upon the exercise of stock options at an average exercise price of $9.17 and $12.00 per share, respectively. The aggregate intrinsic value of options exercised during the nine-month periods ended September 30, 2022 and 2021, was $0.3 million and $0.4 million, respectively. For the nine-month periods ended September 30, 2022 and 2021, the Company recognized $0.1 million and $0.2 million of tax benefits from the exercise of stock options, respectively.

As of September 30, 2022 and December 31, 2021, we did not have any unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating adjusted EBITDA growth, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At September 30, 2022 and December 31, 2021, there were 81,000 and 88,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the nine-month period ended September 30, 2022, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2021	830	$9.46
Granted	796	10.53
Forfeited	(271)	9.14
Issued	(329)	7.50
Restricted Stock Units outstanding at September 30, 2022	1,026	11.00

During the nine-month period ended September 30, 2022, we granted 796,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs, and share-priced and adjusted EBITDA performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $11.44 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over a three-year period from the grant date. The share-priced performance-based RSUs were issued with a weighted-average grant date fair value of $6.01 per share and vest upon achieving share-priced targets over a three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $11.00 per share and vest upon achieving adjusted EBITDA targets over a four-year period from the grant date.

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

Share-based compensation expense related to time-based RSUs for the three-month periods ended September 30, 2022 and 2021, was approximately $0.3 million and $0.6 million, respectively. Share-based compensation expense related to time-based RSUs for the nine-month periods ended September 30, 2022 and 2021, was approximately $1.2 million and $1.6 million, respectively. As of September 30, 2022 and December 31, 2021, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $3.1 million and $1.6 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.8 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended September 30, 2022 and 2021, was $0.2 million and $0.3 million, respectively. Share-based compensation expense related to performance-based RSUs for the nine-month periods ended September 30, 2022 and 2021, was $0.7 million and $1.2 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would recognize up to $1.8 million of potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 80,000 and 150,000 shares for the nine-month periods ended September 30, 2022 and 2021, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
Asia	$47,878	$48,417	$141,370	$127,708
Europe	19,328	21,813	58,204	65,468
North America	31,504	37,738	101,567	112,872
Latin America and Other	5,796	6,778	18,020	20,097
Total net sales	104,506	114,746	319,161	326,145

Contribution margin (1):
Asia	21,268	21,421	64,639	55,203
Europe	7,189	6,959	18,157	20,343
North America	10,839	17,193	35,858	48,892
Latin America and Other	2,508	3,961	7,703	11,355
Total contribution margin	41,804	49,534	126,357	135,793

Selling, general and administrative expenses (2)	36,792	39,528	114,281	108,666
Operating income	5,012	10,006	12,076	27,127

Other loss, net	(2,281)	(886)	(3,037)	(2,290)
Income before provision for income taxes	$2,731	$9,120	$9,039	$24,837
_________________________________________

(1)    Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)    Service fees in China totaled $2.5 million and $11.3 million for the three and nine-month periods ended September 30, 2022, respectively, compared to $5.2 million and $11.7 million for the three and nine-month periods ended September 30, 2021. These service fees are included in selling, general and administrative expenses.

From an individual country/region perspective, the United States, South Korea and Taiwan comprise 10 percent or more of consolidated net sales for the three and nine-month periods ended September 30, 2022 and 2021, as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
United States	$29,077	$34,960	$93,789	$104,258
South Korea	14,967	15,985	43,085	48,340
Taiwan	13,465	7,361	35,148	14,860
Other	46,997	56,440	147,139	158,687
	$104,506	$114,746	$319,161	$326,145

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Asia
General health	$14,705	$13,150	$40,010	$37,140
Immune	654	463	2,779	1,048
Cardiovascular	14,626	13,018	41,498	35,181
Digestive	8,599	10,427	28,625	25,045
Personal care	2,758	4,201	7,384	12,015
Weight management	6,536	7,158	21,074	17,279
	47,878	48,417	141,370	127,708
Europe
General health	$8,638	$9,308	$25,162	$28,447
Immune	1,899	2,285	5,973	6,119
Cardiovascular	2,385	2,774	7,168	8,602
Digestive	4,849	5,700	14,921	16,807
Personal care	1,087	1,167	3,529	3,592
Weight management	470	579	1,451	1,901
	19,328	21,813	58,204	65,468
North America
General health	$14,241	$16,573	$44,509	$49,192
Immune	3,546	5,056	12,479	14,031
Cardiovascular	3,427	4,171	11,162	12,406
Digestive	8,096	9,079	25,734	28,558
Personal care	1,397	1,978	4,961	5,631
Weight management	797	881	2,722	3,054
	31,504	37,738	101,567	112,872
Latin America and Other
General health	$1,597	$1,959	$5,012	$5,807
Immune	709	806	2,225	2,314
Cardiovascular	438	448	1,250	1,351
Digestive	2,569	2,941	7,961	8,813
Personal care	329	406	1,050	1,149
Weight management	154	218	522	663
	5,796	6,778	18,020	20,097
	$104,506	$114,746	$319,161	$326,145

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
Property, plant and equipment:
United States	$43,886	$46,595
Other	3,468	4,262
Total property, plant and equipment, net	$47,354	$50,857

Total assets per segment is set forth below (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
Assets:
Asia	$89,570	$104,659
Europe	16,872	15,486
North America	110,087	131,207
Latin America and Other	6,979	7,522
Total assets	$223,508	$258,874

(8)    Income Taxes

For the three months ended September 30, 2022 and 2021, our provision for income taxes, as a percentage of income before income taxes was 92.7 percent and 40.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2022 and 2021, our provision for income taxes, as a percentage of income before income taxes was 117.0 percent and 34.0 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2022, was primarily attributed to recording a valuation allowance against deferred tax assets for which we do not expect to receive a benefit.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2021, was primarily attributed to an increase in tax liability associated with transfer pricing adjustments, non-deductible executive compensation, and net unfavorable foreign tax related items, partially offset by favorable deductions for stock compensation.

The difference between the effective tax rate for the three and nine months ended September 30, 2022 compared to September 30, 2021 is primarily caused by recording a valuation allowance in the current period against deferred tax assets for which we do not expect to receive a benefit.

Our U.S. federal income tax returns for 2018 through 2021 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2016 through 2021.

As of September 30, 2022 and December 31, 2021, we have accrued $0.2 million and $0, respectively, related to unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of September 30, 2022 and December 31, 2021, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.7 million.

Other Litigation

We are a party to various other legal proceedings and disputes in the United States and foreign jurisdictions. As of September 30, 2022 and December 31, 2021, accrued liabilities were $0.6 million and $0.5 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.3 million.

(10)     Related Party Transactions

During the three and nine months ended September 30, 2022 and 2021, our joint venture in China ("NSP China"), owned 80 percent by us and 20 percent by a wholly owned subsidiary of Fosun Pharma, did not borrow any amounts from the Company or our joint venture partner. As of September 30, 2022 and December 31, 2021 outstanding borrowings by NSP China from the Company were $0 and $1.2 million, respectively. As of September 30, 2022 and December 31, 2021 outstanding borrowings by NSP China from our joint venture partner were $0 and $0.3 million, respectively. These notes were payable in less than one year and bore interest of 3.0 percent. The notes between NSP China and the Company are eliminated in consolidation. In March 2022, the outstanding principal and interest amounts were repaid.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of September 30, 2022 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$692	$—	$—	$692
Total assets measured at fair value on a recurring basis	$692	$—	$—	$692

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

For the nine months ended September 30, 2022 and for the year ended December 31, 2021, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the nine months ended September 30, 2022 and 2021, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Our independent consultants market and sell our products to customers and sponsor other independent consultants who also market our products to customers. Because a significant amount of revenue is generated through the sales of our independent consultants, our revenue can be impacted by the number and productivity of our independent consultants. We seek to motivate and provide incentives to our independent consultants by offering high quality products, product support, training seminars, and financial incentives, among other considerations.

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

Eastern Europe

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. Our consultants in our Russia and Other market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, continue to operate their independent businesses, albeit at a reduced level than prior to the start of the conflict. For the nine months ended September 30, 2022, we have recorded a pretax charge of $2.3 million, primarily related to the impairment of inventory, as well as accruals for contractual obligations related to Russian operations. We expect that this will continue to impact our business for the foreseeable future. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Net sales related to Russia and Other for the three and nine months ended September 30, 2022, were $13.3 million and $38.9 million, respectively, compared to $14.6 million and $42.9 million for the same periods in 2021. Operating income related to Russia and Other for the three and nine months ended September 30, 2022, was $1.0 million and $3.2 million, respectively, prior to the charges noted above, compared to $1.4 million and $4.1 million for the same periods in 2021. As of September 30, 2022, Russia and Other had assets of $5.9 million, net of working capital reserves, which primarily consisted of inventories and accounts receivable.

More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.

Inflation

In 2021, the inflation rate in the U.S. began to increase significantly. In 2022, the inflation rate increase accelerated and during the nine months ended September 30, 2022, was the highest in 40 years. Europe and other areas in which we do business are also experiencing higher levels of inflation. Our operations have been, and may continue to be, adversely impacted by inflation, primarily from higher costs of raw materials, labor, production, distribution and transportation costs.

In the third quarter of 2022, we experienced a decrease in our consolidated net sales of 8.9 percent (or 2.3 percent in local currencies) compared to the same period in 2021. Asia net sales decreased approximately 1.1 percent (or increased 11.9 percent in local currencies) compared to the same period in 2021. Europe net sales decreased approximately 11.4 percent (or 6.0 percent in local currencies) compared to the same period in 2021. North America net sales decreased approximately 16.5 percent (or 16.3 percent in local currencies) compared to the same period in 2021. Latin America and Other net sales decreased approximately 14.5 percent (or 13.3 percent in local currencies) compared to the same period in 2021. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian and European markets, resulted in an approximate 6.6 percent, or $7.6 million, decrease of our net sales during the quarter.

Cost of sales increased $0.2 million during the three months ended September 30, 2022, compared to the same period in 2021, and as a percentage of net sales were 28.4 percent and 25.6 percent for the three months ended September 30, 2022 and 2021, respectively. The increase in cost of sales percentage is primarily due to changes in inventory valuation reserves, changes in market mix, heightened inflation, and increases in raw materials, production and transportation costs. For the nine months ended September 30, 2022, we had incremental valuation charges of $5.0 million related to inventory. Of that amount, $1.7 million related to the conflict between Russia and Ukraine, and $3.3 million related to changes in forecasted demand and production issues, among other factors.

In absolute terms, selling, general and administrative expenses decreased $2.7 million during the three months ended September 30, 2022, compared to the same period in 2021, and as a percentage of net sales were 35.2 percent and 34.4 percent for the three months ended September 30, 2022 and 2021, respectively. The dollar decrease was primarily related to lower service fees that resulted from a decline in China's net sales, lower expenses relating to declines in Russia and Other's net sales, and lower compensation, partially offset by increases in the expected level of convention and distributor events.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$104,506	100.0%	$114,746	100.0%	$(10,240)	(8.9)%
Cost of sales	29,632	28.4	29,419	25.6	213	0.7
Gross profit	74,874	71.6	85,327	74.4	(10,453)	(12.3)
Volume incentives	33,070	31.6	35,793	31.2	(2,723)	(7.6)
SG&A expenses	36,792	35.2	39,528	34.4	(2,736)	(6.9)
Operating income	5,012	4.8	10,006	8.7	(4,994)	(49.9)
Other loss, net	(2,281)	(2.2)	(886)	(0.8)	(1,395)	(157.4)
Income before income taxes	2,731	2.6	9,120	7.9	(6,389)	(70.1)
Provision for income taxes	2,531	2.4	3,662	3.2	(1,131)	(30.9)
Net income	$200	0.2%	$5,458	4.8%	$(5,258)	(96.3)%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the nine months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$319,161	100.0%	$326,145	100.0%	$(6,984)	(2.1)%
Cost of sales	93,563	29.3	84,861	26.0	8,702	10.3
Gross profit	225,598	70.7	241,284	74.0	(15,686)	(6.5)
Volume incentives	99,241	31.1	105,491	32.3	(6,250)	(5.9)
SG&A expenses	114,281	35.8	108,666	33.3	5,615	5.2
Operating income	12,076	3.8	27,127	8.3	(15,051)	(55.5)
Other loss, net	(3,037)	(1.0)	(2,290)	(0.7)	(747)	(32.6)
Income before income taxes	9,039	2.8	24,837	7.6	(15,798)	(63.6)
Provision for income taxes	10,573	3.3	8,433	2.6	2,140	25.4
Net income (loss)	$(1,534)	(0.5)%	$16,404	5.0%	$(17,938)	(109.4)%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$47,878	$48,417	(1.1)%	$(6,307)	11.9%
Europe	19,328	21,813	(11.4)	(1,166)	(6.0)
North America	31,504	37,738	(16.5)	(89)	(16.3)
Latin America and Other	5,796	6,778	(14.5)	(81)	(13.3)
	$104,506	$114,746	(8.9)%	$(7,643)	(2.3)%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the nine months ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$141,370	$127,708	10.7%	$(12,515)	20.5%
Europe	58,204	65,468	(11.1)	(2,607)	(7.1)
North America	101,567	112,872	(10.0)	(192)	(9.8)
Latin America and Other	18,020	20,097	(10.3)	(168)	(9.5)
	$319,161	$326,145	(2.1)%	$(15,482)	2.6%

Consolidated net sales for the three and nine months ended September 30, 2022, were $104.5 million and $319.2 million, respectively, compared to $114.7 million and $326.1 million for the same period in 2021, which represents decreases of 8.9 percent and 2.1 percent, respectively. The decrease was primarily related to product sales declines in our Europe, North America, and Latin America and Other operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and nine months ended September 30, 2022, decreased 2.3 percent and increased 2.6 percent, respectively, from the same periods in 2021.

Asia

Net sales related to Asia for the three and nine months ended September 30, 2022, were $47.9 million and $141.4 million, respectively, compared to $48.4 million and $127.7 million for the same periods in 2021, or decrease of 1.1 percent and increase of 10.7 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2022, increased 11.9 percent and 20.5 percent, respectively, compared to the same periods in 2021.
Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased $1.0 million and $5.3 million, or 6.4 percent and 10.9 percent, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. In local currency, net sales for the three and nine months ended September 30, 2022, increased 7.7 percent and decreased 0.3 percent, respectively, compared to the same periods in 2021. The increase in local currency for the three months ended September 30, 2022, was primarily the result of product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements. The decrease in local currency for the nine months ended September 30, 2022, was primarily the result of government restrictions in the market intended to slow the spread of COVID-19, which were not lifted until the second quarter.

In our Taiwan market, net sales increased $6.1 million and $20.3 million, or 82.9 percent and 136.5 percent, for the three and nine months ended September 30, 2022, compared to the same periods in 2021. In local currencies, net sales for the three and nine months ended September 30, 2022, increased 97.4 percent and 147.1 percent, compared to the same periods in 2021. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

In our Japan market, net sales decreased $0.2 million and increased $3.0 million, or decreased 1.8 percent and increased 11.1 percent, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. In local currencies, net sales for the three and nine months ended September 30, 2022, increased 22.0 percent and 30.3 percent, respectively, compared to the same periods in 2021. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

In our China market, net sales decreased $4.3 million and $1.2 million, or 34.5 percent and 3.8 percent, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. In local currencies, net sales for the three and nine months ended September 30, 2022, decreased 30.8 percent and 2.2 percent, respectively, compared to the same periods in 2021. The decrease in net sales was primarily the result of additional government restrictions in the market intended to slow the spread of COVID-19, which included lockdowns during the third quarter.

Europe

Net sales related to Europe for the three and nine months ended September 30, 2022, were $19.3 million and $58.2 million, respectively, compared to $21.8 million and $65.5 million for the same periods in 2021, or decreases of 11.4 percent and 11.1 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2022, decreased 6.0 percent and 7.1 percent, respectively, compared to the same periods in 2021. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had unfavorable impacts on net sales of $1.2 million and $2.6 million for the three and nine months ended September 30, 2022, respectively. Net sales decreased primarily as a result of conflict between Russia and Ukraine which has placed significant financial pressures on the surrounding Western and Eastern Europe markets, and customer sensitivity due to inflationary pressures, among other factors.

North America

Net sales related to North America for the three and nine months ended September 30, 2022, were $31.5 million and $101.6 million, respectively, compared to $37.7 million and $112.9 million for the same periods in 2021, or decreases of 16.5 percent and 10.0 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2022, decreased 16.3 percent and 9.8 percent, respectively, compared to the same periods in 2021.

In the United States, net sales decreased $5.9 million and $10.5 million, or 16.8 percent and 10.0 percent, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decrease in sales was due primarily to a reduction in the average order size attributed to customer sensitivity due to inflationary pressures, among other factors.

Latin America and Other

Net sales related to Latin America and Other markets for the three and nine months ended September 30, 2022, were $5.8 million and $18.0 million, respectively, compared to $6.8 million and $20.1 million for the same periods in 2021, or decreases of 14.5 percent and 10.3 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2022, decreased 13.3 percent and 9.5 percent, respectively, compared to the same periods in 2021. Fluctuations in foreign currency had unfavorable impacts on net sales of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. The decrease in sales was due primarily to a reduction in the average order size attributed to customer sensitivity due to inflationary pressures, among other factors.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 28.4 percent and 29.3 percent for the three and nine months ended September 30, 2022, compared to 25.6 percent and 26.0 percent for the same periods in 2021. The increase in cost of sales percentage is primarily due to changes in inventory valuation reserves as a result of the conflict between Russia and Ukraine, as well as reserves for other markets, changes in market mix, persistent inflation, unfavorable exchange rates, and increases in raw materials, production and transportation costs. For the nine months ended September 30, 2022, we had incremental valuation charges of $5.0 million related to inventory. Of that amount, $1.7 million related to the conflict between Russia and Ukraine, and $3.3 million related to changes in forecast demand and production issues, among other factors.

Volume Incentives

Volume incentives expense as a percent of net sales was 31.6 percent and 31.1 percent for the three and nine months ended September 30, 2022, respectively, compared to 31.2 percent and 32.3 percent for the same periods in 2021. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The increase in volume incentives as a percent of net sales for the three months ended September 30, 2022 is primarily due to change in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are higher than the consolidated average, and the decline in China. The decrease for the nine months ended September 30, 2022 reflects cost savings from the September 2020 launch of our new consultant sales and compensation plan in North America and Latin America and Other.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased by $2.7 million and $5.6 million, respectively, to $36.8 million and $114.3 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Selling, general and administrative expenses were 35.2 percent and 35.8 percent of net sales for the three and nine months ended September 30, 2022, compared to 34.4 percent and 33.3 percent for the same periods in 2021. The dollar decrease was primarily related to lower service fees that resulted from a decline in China's net sales, lower expenses relating to declines in Russia and Other's net sales, and lower compensation expense, partially offset by increases in consultant events, promotions and marketing.

Other Loss, Net

Other loss, net, for the three and nine months ended September 30, 2022, were losses of $2.3 million and $3.0 million, respectively, compared to $0.9 million and $2.3 million during the same periods in 2021, respectively. Other loss, net for the three and nine months ended September 30, 2022 primarily consisted of foreign exchange losses as a result of net changes in foreign currencies primarily in Asia, Europe and Latin America.

Income Taxes

For the three months ended September 30, 2022 and 2021, our provision for income taxes, as a percentage of income before income taxes was 92.7 percent and 40.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2022 and 2021, our provision for income taxes, as a percentage of income before income taxes was 117.0 percent and 34.0 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2022, was primarily attributed to recording a valuation allowance against deferred tax assets for which we do not expect to receive a benefit.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2021, was primarily attributed to an increase in tax liability associated with transfer pricing adjustments, non-

deductible executive compensation, and net unfavorable foreign tax related items, partially offset by favorable deductions for stock compensation.

The difference between the effective tax rate for the three and nine months ended September 30, 2022 compared to September 30, 2021 is primarily caused by recording a valuation allowance in the current period against deferred tax assets for which we do not expect to receive a benefit.

Our U.S. federal income tax returns for 2018 through 2021 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2016 through 2021.

As of September 30, 2022 and December 31, 2021, we have accrued $0.2 million and $0, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2022 and 2021, by business segment.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended September 30, 2022 and 2021, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2022, working capital was $78.9 million, compared to $88.0 million as of December 31, 2021. At September 30, 2022, we had $57.0 million in cash, of which $2.9 million was held in the U.S. and $54.1 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating activities	$(2,866)	$20,281
Investing activities	(4,730)	(4,626)
Financing activities	(15,305)	(29,475)

Operating Activities

For the nine months ended September 30, 2022, operating activities used cash of $2.9 million, compared to providing cash of $20.3 million in the same period in 2021. Operating cash flows decreased primarily due to lower gross margins and the timing of payments for accrued liabilities, accrued volume incentives and service fees, accounts payable, deferred revenue, and receipts of accounts receivable.

Investing Activities

For the nine months ended September 30, 2022, investing activities used $4.7 million, compared to $4.6 million for the same period in 2021, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the nine months ended September 30, 2022, financing activities used $15.3 million, compared to $29.5 million in cash for the same period in 2021.

During the nine months ended September 30, 2022, we used cash to repurchase 834,000 shares of our common stock under the share repurchase program for $12.9 million. At September 30, 2022, the remaining balance available for repurchases under the program was $24.6 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At September 30, 2022, there was no outstanding balance under the Credit Agreement. During the nine months ended September 30, 2022 we made monthly payments of $0.1 million pursuant to the Capital Credit Agreement. As of September 30, 2022, there was $1.5 million outstanding balance under the Capital Credit Agreement, $1.3 million of which was classified as current. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consumer spending, including spending for our products, is affected by, among other things, prevailing economic conditions, including, among others, unemployment rates, inflation, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. The rate of inflation recently reached its highest level in the U.S. in over forty years. Europe and other areas in which we do business are also experiencing higher than desired inflation. Inflation may require consumers to reconsider purchases of items they consider nonessential and, as a result, consumers may purchase fewer of our products if they consider our products nonessential. We believe high levels of inflation in the U.S. and other regions in which we do business have resulted, and will continue to result, in increased input costs and lower net sales of our products. We may not be able to pass any inflation-related increases on to customers without adversely affecting net sales. A prolonged period of high inflation, recession, and other unfavorable economic conditions that adversely affect the ability of consumers to pay for our products could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended September 30, 2022:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
July 1, 2022 to July 31, 2022	47	$10.71	47
August 1, 2022 to August 31, 2022	46	10.27	46
September 1, 2022 to September 30, 2022	—	$—	—
Total	93		93	$24,630

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 93,000 shares of our common stock during the quarter ended September 30, 2022 under the terms of this Board approved plan.

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

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
10.1 (1)	Amendment to Operating Agreement of Nature’s Sunshine Hong Kong Limited, dated August 13, 2021
10.4 (3)	Employment Agreement between the Company and Jonathan David Lanoy dated September 6, 2022
10.5 (3)	Letter Agreement with Jonathan David Lanoy dated September 6, 2022
10.6 (2)	Employment Agreement between the Company and Daniel Norman dated September 27, 2022
31.1(2)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(2)	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (the cover page XBRL tags are embedded within iXBRL (Inline Extensible Business Reporting Language) document)
_________________________________________

(1)    Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on August 17, 2021 and incorporated by reference herein.

(2)    Filed currently herewith.

(3)    Previously filed as an exhibit to the Current Report on Form 8-K filed on September 6, 2022 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	November 3, 2022	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2022	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Interim Chief Financial Officer
(Principal Financial Officer)