Form 10-K
period 2022-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2023-03-16
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒.
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022 was approximately $140,523,633 based on the closing price of $10.67 as quoted by Nasdaq Capital Market on June 30, 2022. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 10% or more of the registrant’s outstanding common stock are the affiliates of the registrant.
The number of shares of Common Stock, no par value, outstanding on February 24, 2023 is 19,056,311 shares.

EXPLANATORY NOTES
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-K

For the Year Ended December 31, 2022

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

Product Categories

Our line of over 800 products includes several different product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. We purchase herbs and other raw materials in bulk, and after rigorous quality control testing, we formulate, encapsulate, tablet or concentrate them, label and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our products in accordance with our specifications and standards. We have implemented stringent quality control procedures to verify that our contract manufacturers have complied with our specifications and standards.

A summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the years ended December 31, 2022 and 2021, by business segment can be found in Note 12, “Operating Business Segment and International Operation Information,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

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

We also utilize direct-to-consumer channels, selling our products through our own website as well as on other e-commerce platforms. This represents a relatively small part of our total business.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the years ended December 31, 2022 and 2021, are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Source and Availability of Raw Materials

Raw materials used in the manufacture of our products are generally available from a number of suppliers. During the years ended December 31, 2022 and 2021, we experienced complications in obtaining and maintaining adequate sources of raw materials supply. As of December 31, 2022, raw material availability has improved to near pre-COVID-19 pandemic levels; however, some items remain difficult to source. We attempt to ensure the availability of many of our raw materials by contracting, in advance, for our annual requirements. In the past, we have been able to find alternative sources of raw materials when needed. Although there can be no assurance that we will be successful in locating such sources of supply in the future, we believe that we will be able to do so.

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

Backlog

We typically ship orders for our products within 24 hours after receipt of payment. As a result, we have not historically experienced significant backlogs due to our high level of product availability. However, due to disruptions in our supply chain, we have experienced modest increases in backlog that vary market to market.

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

Compliance with Environmental Laws and Regulations

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon our results of operations or competitive position during the year ended December 31, 2022.

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

We employed 800 individuals as of December 31, 2022. Our global workforce is comprised of the following ethnicities: 38.8 percent Caucasian, 33.3 percent Asian, 25.2 percent Hispanic, 2.1 percent Black, and 0.6 percent Other. Of those employees, 56.7 percent are female.

Some examples of our key programs and initiatives that are focused on attracting and retaining top talent include:

•Annual scholarship program for multicultural students at the University of Utah in the amount of $0.2 million.
•Leadership development program designed to help employees develop leadership skills and obtain executive coaching over a three-year period.

•Competitive wage and benefits package building loyalty and engagement in Company performance.
•Hybrid work model that recognizes the evolving needs of workers and allows them to build a hybrid work schedule providing greater flexibility for their personal needs.
•A wellness rewards program that rewards healthy behaviors such as healthy eating, exercise, and wellness ambassadorship. Participants have many reward options to choose from such as swag, gift cards, and product credit.
•Stringent safety standards and promotion of a company culture that prioritizes safety throughout our manufacturing and distributions centers around the world.

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

During the year ended December 31, 2022, we accomplished our goal of using 100 percent renewable energy at our manufacturing facility.

Noted below are the short- and long-term goals we have set to address the environmental impacts from our operations:

•50 percent reduction of greenhouse gas emissions for Scope 1 & 2 by 2025;
•Zero waste at all distribution centers by 2025;
•35 percent waste reduction at our owned manufacturing facility by 2025;

To learn more about our environmental, social and governance (“ESG”) initiatives, as well as review our annual ESG report and accompanying policies, access the ESG section of our website at: https://ir.naturessunshine.com/esg. Information found on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the United States Securities and Exchange Commission.

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

In 2022, we recognized approximately 70.9 percent of our net sales in markets outside the United States, the majority of which were recognized in each market’s respective local currency. We purchase inventory from companies in foreign markets and in the United States, primarily in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because a majority of our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have in the past been, and are likely to continue to be, significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

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

The duration and extent of COVID-19’s impact on our business are difficult to assess or predict. Conditions vary significantly by geography, and the continued rise of COVID-19 variants and associated spread have resulted in additional disruptions, government lockdowns, and other restrictive measures. Stay-at-home and quarantine mandates have disrupted or halted our operations in certain parts of China during 2022 and may continue to impact our business in the near term. Further quarantines, government reactions or shutdowns could disrupt or halt our operations and materially harm our business, financial condition and results of operations. Our manufacturing personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and a widespread outbreak of COVID-19 among our manufacturing or supply-chain employees could disrupt or halt our operations. Further, restrictions on gatherings of individuals may limit the ability of our independent consultants to sell our products. Additionally, the procedures we take to mitigate the effect of COVID-19 on our workforce, including but not limited to, social distancing and additional sanitizing measures, could reduce the efficiency of our operations, increase our operating costs or prove insufficient to protect our employees.

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
•volatility in the availability and cost of materials or services, including rising prices due to inflation;
•difficulties or delays in obtaining required import or export approvals;
•shipment delays due to transportation interruptions or capacity constraints, such as reduced availability of air or ground transport or port closures;
•information technology or infrastructure failures, including those of a third-party supplier or service provider; and
•natural disasters or other events beyond our control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, including the ongoing COVID-19 pandemic, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where we or our customers or suppliers have manufacturing or other operations.

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

Maintaining compliance with these evolving regulations and requirements could be difficult and may increase costs. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, consultant or guest data which could adversely affect our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits, which could have a material adverse effect on our results of operations and financial condition. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber-attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases, it could take time to discover them. Breaches of our data systems, or those of our vendors, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, could result in material interruptions or malfunctions in our or such vendors’ websites, applications, data processing, or disruption of other business operations. For example, in February 2023 we were targeted by a sophisticated social engineering attack, in which a third party fraudulently induced personnel at our wholly owned subsidiary in Japan to make wire transfers totaling $4.8 million. We anticipate recording a one-time pre-tax charge of up to $4.8 million in the first quarter of 2023 as a result of this event. These and other attacks could result in additional losses and harm our business and results of operations.

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

We lease properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and/or distribution warehouses in many of the countries in which we conduct business. For additional disclosure of leased properties, see Note 15, “Leases,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

We believe that our current facilities are adequate for our business operations.

Item 3. Legal Proceedings

Our legal proceedings are discussed in Note 11, “Commitments and Contingencies,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock is traded on the NASDAQ Global Market (symbol “NATR”).

The approximate number of our shareholders of record as of February 24, 2023, was 1,255. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

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

No dividend was declared for the year ended December 31, 2022.

The declaration of dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Issuer Stock Purchases

The following table summarizes the purchases of our common stock during the quarter ended December 31, 2022:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
October 1, 2022 to October 31, 2022	—	—	—
November 1, 2022 to November 30, 2022	—	—	—
December 1, 2022 to December 31, 2022	75	$8.39	75
Total	75		75	$24,004

(1) On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the year ended December 31, 2022, we repurchased 909,000 shares of our common stock for $13.6 million. At December 31, 2022, the remaining balance available for repurchases under the program was $24.0 million.

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

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2017, along with the composite prices of companies listed on the NASDAQ Stock Market and a selection of our peer group. Standard & Poor’s Investment Services provided this information. The comparisons in the graph are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies that comprise this peer group include Herbalife International, Ltd., LifeVantage Corporation, NuSkin Enterprises, Inc. and USANA Health Sciences, Inc. We consider these companies to be representative of our peer group as they have similar product lines and distribution techniques.

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

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Nature’s Sunshine Products, Inc.	$100.00	$70.56	$77.32	$129.44	$169.13	$76.06
NASDAQ Index	100.00	97.16	132.81	192.47	235.15	158.65
Peer Group	100.00	145.45	110.53	118.90	112.93	61.63

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

Eastern Europe

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. Our consultants in our Russia and Other market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, continue to operate their independent businesses, albeit at a reduced level than prior to the start of the conflict. For the year ended December 31, 2022, we have recorded a pretax charge of $1.0 million, primarily related to the impairment of inventory. We expect that this will continue to impact our business for the foreseeable future. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Net sales related to Russia and Other for the years ended December 31, 2022 and 2021, were $53.3 million and $61.4 million, respectively. Operating income related to Russia and Other for the years ended December 31, 2022 and 2021, were $2.9 million and $5.8 million, respectively, prior to the charges noted above. As of December 31, 2022, Russia and Other had assets of $6.8 million, net of working capital reserves related to inventories.

More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.

Inflation

In 2021, the inflation rate in the U.S. began to increase significantly. In 2022, the inflation rate increase accelerated and during 2022, was the highest in 40 years. Europe and other areas in which we do business are also experiencing higher levels of inflation. Our operations have been, and may continue to be, adversely impacted by inflation, primarily from higher costs of raw materials, labor, production, distribution and transportation costs.

In 2022, we experienced a decrease in our consolidated net sales of 5.0 percent (or an increase of 0.2 percent in local currencies) compared to 2021. Asia net sales increased approximately 5.3 percent (or 16.1 percent in local currencies) compared to 2021. Europe net sales decreased approximately 13.7 percent (or 9.9 percent in local currencies) compared to

2021. North America net sales decreased approximately 11.0 percent (or 10.8 percent in local currencies) compared to 2021. Latin America and Other net sales decreased approximately 9.7 percent (or 8.9 percent in local currencies) compared to 2021. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian and European markets, resulted in an approximate 5.2 percent, or $23.1 million, decrease of our net sales during the year ended December 31, 2022.

Cost of sales increased $6.7 million during 2022, compared to the same period in 2021, and as a percentage of net sales were 29.0 percent and 26.0 percent for 2022 and 2021, respectively. The increase in cost of sales percentage is primarily due to changes in inventory valuation reserves, changes in market mix, heightened inflation, and increases in raw materials, production and transportation costs. For the year ended December 31, 2022, we had incremental valuation charges of $5.3 million related to inventory. Of that amount, $1.0 million related to the conflict between Russia and Ukraine, and $4.3 million related to changes in forecast demand and production issues, among other factors.

Selling, general and administrative expenses decreased $1.0 million during 2022, and as a percentage of net sales were 36.3 percent and 34.7 percent for 2022 and 2021, respectively. The dollar decrease was primarily related to lower service fees that resulted from a decline in China's net sales, lower expenses relating to declines in Russia and Other's net sales, and lower compensation, partially offset by increases in the expected level of convention and distributor events.

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

Incentive Trip Accrual

We accrue expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as the trips are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities in amounts greater or less than the amounts recorded. We had accrued incentive trip costs of approximately $5.8 million and $6.7 million at December 31, 2022 and 2021, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated, we recognize a liability within a best estimate range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the liability related to the contingency and revise the estimate. Revisions in estimates of the liabilities could materially affect our results of operations in the period of adjustment. Contingencies are discussed in further detail in Note 11, “Commitments and Contingencies,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect our best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2022 and 2021, we had recorded valuation allowances of $18.0 million and $8.7 million, respectively, as offsets to deferred tax assets.

At December 31, 2022, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $5.1 million. The net operating losses will expire at various dates from 2023 through 2034, with the exception of those in some foreign jurisdictions where there is no expiration. As of December 31, 2022, we had approximately $15.4 million of foreign tax and withholding credits. Of the $15.4 million credits, $15.0 million are foreign tax credits, most of which expire in 2024 and a portion of which are offset by valuation allowances.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

PRESENTATION

Net sales represents gross sales including shipping and handling offset by discounts and volume rebates given to independent consultants. Volume rebates as a percentage of retail sales may vary by country, depending upon regulatory restrictions that limit or otherwise restrict rebates. We also offer reduced volume rebates with respect to certain products and promotions worldwide.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated net income (loss) from continuing operations results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	(29.0)	(26.0)
Gross profit	71.0	74.0

Operating expenses:
Volume incentives	30.9	31.5
Selling, general and administrative	36.3	34.7

Operating income	3.8	7.8

Other income (expense):
Interest and other income, net	—	0.1
Interest expense	(0.1)	(0.1)
Foreign exchange losses, net	(0.2)	(0.7)
	(0.3)	(0.7)

Income before provision for income taxes	3.5	7.1
Provision for income taxes	3.5	0.4

Net income (loss)	—%	6.7%

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

Year Ended December 31, 2022, as Compared to the Year Ended December 31, 2021

Net Sales

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations, for the years ended December 31, 2022 and 2021 (dollar amounts in thousands).

	Net Sales by Operating Segment
	2022	2021	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$186,292	$176,860	5.3%	$(19,046)	16.1%
Europe	78,991	91,539	(13.7)%	(3,503)	(9.9)%
North America	133,214	149,746	(11.0)%	(385)	(10.8)%
Latin America and Other	23,413	25,939	(9.7)%	(208)	(8.9)%
	$421,910	$444,084	(5.0)%	$(23,142)	0.2%

Consolidated net sales for the year ended December 31, 2022, were $421.9 million compared to $444.1 million in 2021, or a decrease of approximately 5.0 percent. The decrease was related to product sales declines in our Europe, North America, and Latin America and Other operating segments. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, consolidated net sales for the year ended December 31, 2022 would have increased by 0.2 percent from 2021.

Asia

Net sales related to Asia for the year ended December 31, 2022, were $186.3 million compared to $176.9 million for 2021, an increase of 5.3 percent. In local currency, net sales increased by 16.1 percent compared to 2021. Fluctuations in foreign exchange rates had a $19.0 million unfavorable impact on net sales for the year ended December 31, 2022.

Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased approximately $6.2 million, or 10.1 percent, for the year ended December 31, 2022, compared to 2021. Fluctuations in foreign exchange rates had a $6.9 million unfavorable impact on net sales for the year ended December 31, 2022. In local currency, net sales increased 1.2 percent compared to 2021. The increase in local currency net sales was primarily the result of product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

In our Taiwan market, net sales increased approximately $25.3 million, or 109.0 percent, for the year ended December 31, 2022, compared to 2021. Fluctuations in foreign exchange rates had a $3.1 million unfavorable impact on net sales for the year ended December 31, 2022. In local currency, net sales increased 122.4 percent for the year ended

December 31, 2022, compared to 2021. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

In our Japan market, net sales increased approximately $3.2 million, or 8.8 percent, for the year ended December 31, 2022, compared to 2021. Fluctuations in foreign exchange rates had a $7.4 million unfavorable impact on net sales for the year ended December 31, 2022. In local currency, net sales increased 29.4 percent for the year ended December 31, 2022, compared to 2021. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

In our China market, net sales decreased approximately $8.9 million, or 18.3 percent, for the year ended December 31, 2022, compared to 2021. Fluctuations in foreign exchange rates had a $1.4 million unfavorable impact on net sales for the year ended December 31, 2022. In local currency, net sales decreased 15.5 percent for the year ended December 31, 2022, compared to 2021. The decrease in net sales was primarily the result of additional government restrictions in the market intended to slow the spread of COVID-19, which included lockdowns during various parts of the year ended December 31, 2022.

Europe

Net sales related to Europe were $79.0 million for the year ended December 31, 2022, compared to $91.5 million for 2021, an decrease of 13.7 percent. The functional currency for many of these markets is the U.S. dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $3.5 million unfavorable impact on net sales for the year ended December 31, 2022. Net sales decreased primarily as a result of conflict between Russia and Ukraine which has placed significant financial pressures on the surrounding Western and Eastern Europe markets, and customer sensitivity due to inflationary pressures, among other factors.

North America

Net sales related to North America for the year ended December 31, 2022, were $133.2 million, compared to $149.7 million for 2021, a decrease of 11.0 percent. Fluctuations in foreign exchange rates had a $0.4 million unfavorable impact on net sales for the year ended December 31, 2022. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in North America decreased by 10.8 percent from 2021.

In the United States, net sales decreased $15.3 million, or 11.1 percent, for the year ended December 31, 2022, compared to 2021. The decrease in sales was due primarily to a reduction in the average order size attributed to customer sensitivity due to inflationary pressures, among other factors.

Latin America and Other

Net sales related to Latin America and Other markets for the year ended December 31, 2022, were $23.4 million, compared to $25.9 million for 2021, a decrease of 9.7 percent. Fluctuations in foreign exchange rates had a $0.2 million unfavorable impact on net sales for the year ended December 31, 2022. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Latin America and Other decreased by 8.9 percent from 2021. The decrease in sales was due primarily to a reduction in the average order size attributed to customer sensitivity due to inflationary pressures, among other factors.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 12, “Operating Business Segment and International Operation Information,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Cost of Sales

Cost of sales as a percent of net sales increased to 29.0 percent in 2022, compared to 26.0 percent in 2021. The increase in cost of sales percentage is primarily due to changes in inventory valuation reserves as a result of the conflict between Russia and Ukraine, as well as reserves for other markets, changes in market mix, persistent inflation, unfavorable exchange rates, and increases in raw materials, production and transportation costs. For the year ended December 31, 2022, we had incremental valuation charges of $5.3 million related to inventory. Of that amount, $1.0 million related to the conflict between Russia and Ukraine, and $4.3 million related to changes in forecast demand and production issues, among other factors.

Volume Incentives

Volume incentives as a percent of net sales decreased to 30.9 percent in 2022, compared to 31.5 percent in 2021. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the year ended December 31, 2022 is primarily due to changes in market mix, reflecting growth in markets where volume incentives as a percentage of net sales are lower than the consolidated average, and reflects cost savings from the September 2020 launch of our new consultant sales and compensation plan in North America and Latin America and Other.

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

Selling, general and administrative expenses decreased by $1.0 million to $153.1 million for the year ended December 31, 2022. Selling, general and administrative expenses were 36.3 percent and 34.7 percent of net sales for the years ended December 31, 2022 and 2021, respectively. The dollar decrease was primarily related to lower service fees that resulted from a decline in China's net sales, lower expenses relating to declines in Russia and Other's net sales, and lower compensation expense, partially offset by increases in consultant events, promotions and marketing.

Other Income (Loss), Net

Other income (loss), net, for the years ended December 31, 2022 and 2021, were losses of $1.0 million and $2.8 million, respectively. Other income (loss), for the year ended December 31, 2022 primarily consisted of foreign exchange gains and losses as a result of net changes in foreign currencies primarily in Asia and Europe.

Income Taxes

Our effective tax rate was 96.4 percent for 2022 compared to 5.1 percent for 2021. The increase in the effective rate from 2021 to 2022 is primarily attributable to recording a valuation allowance against deferred tax assets for which we do not expect to receive a benefit. The effective rate for 2022 differed from the federal statutory rate of 21.0 percent primarily due to the following:

•Adjustments to valuation allowances increased the effective rate by 64.3 percent in 2022. Included was the effect of recording a valuation allowance on foreign tax credits which are not expected to be utilized before expiration along with the impact of current year foreign losses in foreign affiliates that currently do not provide tax benefit.
•Adjustments related to operations in foreign countries which are treated as a branch for US tax purposes increased the effective tax rate by 13.1 percent in 2022.
•Cumulative unfavorable adjustments related to foreign operations increased the tax rate by 4.3 percent in 2022. These adjustments relate to foreign items that are treated differently for tax purposes than they are for financial reporting purposes.
•Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 8.6 percentage points in 2022. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2022
Foreign tax credits	(19.4)%
Foreign tax rate differentials	1.5
Foreign withholding taxes	2.6
Transfer pricing adjustment	1.2
Impact of Subpart F	1.8
Impact of GILTI	3.7
Impact of FDII	—
Total	(8.6)%

Changes to the effective rate due to impact of foreign tax credits, foreign tax rate differentials, foreign withholding taxes, transfer pricing, Subpart F, GILTI and FDII are expected to be recurring; however, depending on various factors, the changes may be favorable or unfavorable for a particular period. Given the large number of jurisdictions in which we do business and the number of factors that can impact effective tax rates in any given year, this rate is likely to reflect significant fluctuations from year-to-year.

Year Ended December 31, 2021, as Compared to the Year Ended December 31, 2020

For a discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filled with the SEC on March 8, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses and costs, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of December 31, 2022, working capital was $83.9 million, compared to $88.0 million as of December 31, 2021. At December 31, 2022, we had $60.0 million in cash and cash equivalents, of which $51.2 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriations.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating activities	$710	$34,608
Investing activities	(7,628)	(6,612)
Financing activities	(16,246)	(31,721)

Operating Activities

For the year ended December 31, 2022, operating activities provided cash in the amount of $0.7 million compared to $34.6 million in 2021. Operating cash flows decreased primarily due to lower gross margins and the timing of payments for accounts payable, accrued liabilities, accrued volume incentives and service fees, deferred revenue and receipts of accounts receivable payments.

Investing Activities

Cash used in investing activities includes cash paid for capital expenditures related to the purchase of equipment, computer systems and software. For the years ended December 31, 2022 and 2021, these amounts were $7.6 million and $6.7 million, respectively.

Financing Activities

For the year ended December 31, 2022, financing activities used $16.2 million in cash, compared to $31.7 million in cash used for the same period in 2021. Financing cash flows increased primarily due to a special dividend declared in 2021 that did not reoccur during the year ended December 31, 2022. For the years ended December 31, 2022 and 2021, we had $0 of net borrowings.

For the year ended December 31, 2022, we used cash to repurchase 909,000 shares of our common stock under the share repurchase program for $13.6 million. At December 31, 2022, the remaining balance available for repurchases under the program was $24.0 million.

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022 the credit agreement was amended to extend the term to mature on July 1, 2027 and allows for additional borrowings of $25.0 million or up to three separate increases of no less than $5.0 million each, subject to the lender's due diligence. The amendment to the credit agreement also modified the calculation of interest. Interest under the amended Credit Agreement is the greater of BSBY Daily Floating Rate or the Index Floor, plus 1.50 percent (5.87 percent as of December 31, 2022), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2022, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable balance, inventory balance and other assets. We were in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2022.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the “Capital Credit Agreement”). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We do not expect to make any additional borrowings under the Capital Credit Agreement. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in thirty-six monthly payments, each equal to $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of December 31, 2022, there was $1.2 million outstanding balance under the Capital Credit Agreement, $1.2 million of which was classified as current.

During the years ended December 31, 2022 and 2021, there were no additional borrowings made by our joint venture from the Company or its joint venture partner. The note between the joint venture and the Company eliminates in consolidation. In March 2022, the outstanding principal and interest amounts were repaid.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2022 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$19,932	$4,936	$7,644	$4,768	$2,584
Self-insurance reserves (1)	562	562		—	—
Other long-term liabilities reflected on the balance sheet (2)	702	—	—	—	702
Unrecognized tax benefits(3)	209	—	—	—	209
Revolving credit facility (4)	—	—	—	—	—
Capital credit agreement (5)	1,174	1,174	—	—	—
Total	$22,579	$6,672	$7,644	$4,768	$3,495
_______________________________________
(1)    At December 31, 2022, there were $1.1 million of liabilities. We retain a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the consolidated balance sheet.

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

(2)    At December 31, 2022, there were $0.7 million of liabilities. We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes). The deferrals become an obligation owed to the participant by us under the plan. Upon separation of the participant from the service with us, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years. As we cannot easily determine when our officers and key employees will separate from us, we are unable to estimate the years in which cash settlement may occur.

(3)    At December 31, 2022, there were $0.2 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, we are unable to estimate the years in which cash settlement may occur with the respective tax authorities.

(4)    We entered into the revolving Credit Agreement with Bank of America, N.A., that permits us to borrow up to $25.0 million through July 1, 2027, bearing interest at the greater of BSBY Daily Floating Rate or the Index Floor, plus 1.50 percent. We must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2022, we had $25.0 million available under this facility. At December 31, 2022, there was no outstanding balance under the Credit Agreement.

(5)    We entered into the Capital Credit Agreement with Banc of America Leasing and Capital, LLC, under which we borrowed $3.7 million, bearing interest at a fixed rate of 3.00 percent. We are required to settle our borrowings over thirty-six monthly payments, each equal to $0.1 million. As of December 31, 2022, there was $1.2 million outstanding balance under the Capital Credit Agreement.

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate, or royalties on certain products. In 2022 and 2021, the aggregate amounts of these payments were $12,000 and $26,000, respectively.

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

Foreign Currency Risk

During the year ended December 31, 2022, approximately 70.9 percent of our net sales and approximately 60.5 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in Management’s Discussion and Analysis included in Part II, Item 7 of this report.

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

Exchange rate sensitivity for the year ended December 31, 2022 (dollar amounts in thousands):

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	%)
Net sales	$421,910	$(21,333)	(5.1)%	$(30,608)	(7.3)%	$(46,932)	(11.1)%

Cost and expenses:
Cost of sales	122,150	(6,271)	(5.1)%	(8,998)	(7.4)%	(13,796)	(11.3)%
Volume incentives	130,377	(7,787)	(6.0)%	(11,173)	(8.6)%	(17,132)	(13.1)%
Selling, general and administrative	153,125	(4,473)	(2.9)%	(6,418)	(4.2)%	(9,841)	(6.4)%

Operating income	$16,258	$(2,802)	(17.2)%	$(4,019)	(24.7)%	$(6,163)	(37.9)%

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

Exchange Rate Sensitivity of financial assets and liabilities as of December 31, 2022 (dollar amounts in thousands)

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
Financial Assets Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$60,032	$(4,287)	(7.1)%	$(6,151)	(10.2)%	$(9,431)	(15.7)%
Accounts receivable, net	14,106	(989)	(7.0)%	(1,419)	(10.1)%	(2,175)	(15.4)%

Financial Liabilities Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	6,349	(138)	(2.2)%	(197)	(3.1)%	(303)	(4.8)%

Net Financial Assets Subject to Exchange Rate Risk	$67,789	$(5,138)	(7.6)%	$(7,373)	(10.9)%	$(11,303)	(16.7)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2022, and represent a significant concentration upon translation into U.S. dollars. None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk represent a significant concentration upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Cash Amounts Denominated in Local Currency as of December 31, 2022 (dollar amounts in thousands):

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar
Cash and Cash Equivalents
China (Yuan Renminbi)	$17,775	6.9
South Korea (Won)	8,454	1,259.4
Japan (Yen)	4,126	131.9
Canada (Dollar)	2,062	1.4
Poland (Zloty)	1,108	4.4
Other	13,500	Varies
Total foreign denominated cash and cash equivalents	47,025
U.S. dollars held by foreign subsidiaries	4,154
Total cash and cash equivalents held by foreign subsidiaries	$51,179

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

Year ended December 31,	2022	2021
Canada (Dollar)	1.3	1.3
China (Yuan Renminbi)	6.7	6.5
European Markets (Euro)	0.9	0.8
Japan (Yen)	130.5	109.7
South Korea (Won)	1,287.3	1,143.7
Poland (Zloty)	4.4	3.9
Taiwan (Dollar)	29.7	27.9

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

The functional currency in highly inflationary economies is the U.S. dollar, and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the years ended December 31, 2022 and 2021, we did not operate in any countries considered to be highly inflationary.

Interest Rate Risk

On December 31, 2022, we did not have any available for sale investments.

On December 31, 2022, we had no outstanding balance on our revolving credit line.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nature’s Sunshine Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2023, expressed an adverse opinion on the Company’s internal control over financial reporting, because of a material weakness.

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

Deferred Income Tax Assets—Valuation Allowance—Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The Company files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized based on estimates of future taxable income. As of December 31, 2022, the Company has $30.9 million of gross deferred tax assets and a valuation allowance of $18.0 million.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 16, 2023

We have served as the Company’s auditor since 2007.

.15
NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

As of December 31,	2022	2021
Assets
Current assets:
Cash and cash equivalents	$60,032	$86,184
Accounts receivable, net of allowance for doubtful accounts of $120 and $143, respectively	14,106	8,871
Inventories	67,949	60,852
Prepaid expenses and other	7,420	8,760
Total current assets	149,507	164,667
Property, plant and equipment, net	46,162	50,857
Operating lease right-of-use assets	16,145	18,349
Restricted investment securities - trading	702	964
Deferred income tax assets	6,859	13,590
Other assets	10,403	10,447
	$229,778	$258,874

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,349	$9,702
Accrued volume incentives and service fees	21,830	23,131
Accrued liabilities	25,591	31,600
Deferred revenue	2,255	3,694
Current installments of long-term debt and revolving credit facility	1,174	1,244
Related party note	—	302
Income taxes payable	4,117	2,647
Current portion of operating lease liabilities	4,266	4,350
Total current liabilities	65,582	76,670
Liability related to unrecognized tax benefits	209	—
Long-term portion of operating lease liabilities	13,745	15,919
Long-term debt and revolving credit facility	—	1,174
Deferred compensation payable	702	964
Long-term deferred income tax liabilities	1,439	1,566
Other liabilities	1,054	1,177
Total liabilities	82,731	97,470

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 19,093 and 19,724 shares issued and outstanding as of December 31, 2022, and 2021, respectively	121,583	133,382
Retained earnings	34,635	35,025
Noncontrolling interests	4,142	3,202
Accumulated other comprehensive loss	(13,313)	(10,205)
Total shareholders’ equity	147,047	161,404
	$229,778	$258,874
 See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)

Year Ended December 31,	2022	2021
Net sales	$421,910	$444,084
Cost of sales	(122,150)	(115,467)
Gross profit	299,760	328,617

Operating expenses:
Volume incentives	130,377	139,844
Selling, general and administrative	153,125	154,103
Operating income	16,258	34,670
Other income (expense):
Interest and other income, net	123	466
Interest expense	(249)	(250)
Foreign exchange losses, net	(917)	(3,064)
	(1,043)	(2,848)
Income from operations before provision for income taxes	15,215	31,822
Provision for income taxes	14,665	1,615
Net income	550	30,207
Net income attributable to noncontrolling interests	940	1,354
Net income (loss) attributable to common shareholders	$(390)	$28,853

Basic and diluted net income (loss) per common share

Basic earnings (loss) per share attributable to common shareholders	$(0.02)	$1.45

Diluted earnings (loss) per share attributable to common shareholders	$(0.02)	$1.42

Weighted-average basic common shares outstanding	19,326	19,858
Weighted-average diluted common shares outstanding	19,326	20,327

Dividends declared per common share	$—	$1.00

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

Year Ended December 31,	2022	2021
Net income	$550	$30,207
Foreign currency translation loss (net of tax)	(3,108)	(250)
Total comprehensive income (loss)	(2,558)	29,957
Net income attributable to noncontrolling interests	940	1,354
Total comprehensive income (loss) attributable to common shareholders	$(3,498)	$28,603

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total
	Shares	Value
Balance at January 1, 2021	19,697	$139,311	$26,030	$1,848	$(9,955)	$157,234
Share-based compensation expense	—	3,731	—	—	—	3,731
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	466	(2,235)	—	—	—	(2,235)
Repurchase of common stock	(439)	(7,425)	—	—	—	(7,425)
Cash dividends ($1.00 per share)	—	—	(19,858)	—		(19,858)
Net income	—	—	28,853	1,354	—	30,207
Other comprehensive loss	—	—	—	—	(250)	(250)
Balance at December 31, 2021	19,724	133,382	35,025	3,202	(10,205)	161,404
Share-based compensation expense	—	2,901	—	—	—	2,901
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	278	(1,129)	—	—	—	(1,129)
Repurchase of common stock	(909)	(13,571)	—	—	—	(13,571)
Net income (loss)	—	—	(390)	940	—	550
Other comprehensive loss	—	—	—	—	(3,108)	(3,108)
Balance at December 31, 2022	19,093	$121,583	$34,635	$4,142	$(13,313)	$147,047

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

Year Ended December 31,	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$550	$30,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	45	(47)
Depreciation and amortization	11,025	11,162
Noncash lease expense	4,657	5,354
Share-based compensation expense	2,901	3,731
Loss (gain) on disposal or sale of property and equipment	1,069	(28)
Deferred income taxes	6,603	(4,129)
Purchase of trading investment securities	(32)	(36)
Proceeds from sale of trading investment securities	134	175
Realized and unrealized gains (losses) on investments	160	(105)
Foreign exchange losses	917	3,064
Changes in operating assets and liabilities:
Accounts receivable	(5,942)	(1,681)
Inventories	(8,841)	(14,456)
Prepaid expenses and other	552	(1,922)
Other assets	159	182
Accounts payable	(2,803)	3,080
Accrued volume incentives and service fees	(329)	3,985
Accrued liabilities	(5,608)	402
Deferred revenue	(1,235)	1,618
Lease liabilities	(4,654)	(5,442)
Income taxes payable	1,426	(393)
Liability related to unrecognized tax positions	218	(92)
Deferred compensation payable	(262)	(21)
Net cash provided by operating activities	710	34,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,628)	(6,666)
Proceeds from sale of property, plant and equipment	—	54
Net cash used in investing activities	(7,628)	(6,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends	—	(19,858)
Proceeds from revolving credit facility	45,005	—
Principal payments of revolving credit facility	(45,005)	—
Principal payments of long-term debt	(1,244)	(1,306)
Principal payments of borrowings from related party	(302)	(897)
Payments related to tax withholding for net-share settled equity awards	(1,129)	(2,235)
Repurchase of common stock	(13,571)	(7,425)
Net cash used in financing activities	(16,246)	(31,721)
Effect of exchange rates on cash and cash equivalents	(2,988)	(2,160)
Net decrease in cash and cash equivalents	(26,152)	(5,885)
Cash and cash equivalents at beginning of the year	86,184	92,069
Cash and cash equivalents at end of the year	$60,032	$86,184

Year Ended December 31,	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$5,609	$6,222
Cash paid for interest	264	202
Supplemental disclosure of noncash investing, and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	375	330

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and our subsidiaries. At December 31, 2022 and 2021, substantially all of our subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation. We consolidate the joint ventures in Hong Kong and China in our consolidated financial statements, with another party’s interest presented as a noncontrolling interest. Additionally, we operate a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

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

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to our independent consultants, and receivables from independent consultants in foreign markets. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. However, due to the geographic dispersion of credit card and independent consultant receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2022 and 2021. We maintain an allowance for potential credit losses that is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of account holder. This reserve is adjusted periodically as information about specific accounts becomes available.

Restricted Investment Securities

We have certain restricted investment securities classified as trading securities. We maintain our trading securities portfolio to generate returns that are offset by corresponding changes in certain liabilities related to our deferred compensation plans (see Note 10). The trading securities portfolio consists of marketable securities, which are recorded at fair value and are included in long-term restricted investment securities on the consolidated balance sheets because they remain our assets until they are actually paid out to the participants. These investment securities are not available to us to fund operations as they are restricted for the payment of the deferred compensation payable. We have established a rabbi trust to finance obligations under the plan. Both realized and unrealized gains and losses on trading securities are included in interest and other income.

Fair Value of Financial Instruments

Our financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, investments, and accounts payable, approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the years ended December 31, 2022, and 2021, we did not have any write-offs related to the remeasurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Incentive Trip Accrual

We accrue for expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued convention and meeting costs of $5.8 million and $6.7 million at December 31, 2022, and 2021, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Foreign Currency Translation

The local currency of the foreign subsidiaries is used as the functional currency, except for our operations served by a U.S. based subsidiary (for example, Russia and Ukraine). The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors. During the years ended December 31, 2022 and 2021, we did not operate in any countries considered to be highly inflationary.

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

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2022 and 2021, totaled approximately $11.0 million and $8.2 million, respectively. The increase in advertising costs is due to our calculated effort to build brand awareness.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $1.5 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

Contingencies

We are involved in certain legal proceedings. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated, we record our best estimate within a range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the liability related to the contingency and revise the estimates. Revisions in estimates of the liabilities could materially affect our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 11.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years (dollar and share amounts in thousands, except for per share information):

	2022		2021
Net income (loss) attributable to common shareholders:
Net income (loss)	$(390)		$28,853

Basic weighted-average shares outstanding	19,326		19,858

Basic earnings (loss) per share attributable to common shareholders:
Net income (loss)	$(0.02)		$1.45

Diluted Shares Outstanding:
Basic weighted-average shares outstanding	19,326		19,858
Share-based awards	—		469
Diluted weighted-average shares outstanding	19,326		20,327

Diluted earnings (loss) per share attributable to common shareholders:
Net income (loss)	$(0.02)		$1.42

Potentially dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—		425

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	1,234	(1)	—
___________________________

(1) As a result of the net loss for year ended December 31, 2022, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. Potentially dilutive securities for the year ended December 31, 2022 include 143 outstanding options to purchase shares of common stock and 1,091 restricted stock units.

For the years ended December 31, 2022 and 2021, potentially dilutive shares excluded from diluted-per-share amounts include performance-based restricted stock units (“RSU”), for which certain metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the years presented.

Share-Based Compensation

Our outstanding stock options include time-based stock options, which vest over differing periods ranging from the date of issuance up to 48 months from the option grant date.

Our outstanding RSUs include time-based RSUs, which vest over differing periods ranging from 12 months up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to EBITDA growth, and/or stock price levels. RSUs granted to the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting.

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

A reserve for product returns is recorded based upon historical experience. We allow independent consultants to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of our markets, the requirements to return product are more restrictive. Sales returns for the years ended December 31, 2022 and 2021, were $1.4 million and $1.1 million, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales. Shipping and handling revenues of approximately $1.2 million and $1.7 million were reported as net sales for the years ended December 31, 2022 and 2021, respectively. The decrease is primarily due to promotions designed to drive growth in our North America segment.

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

Disaggregation of Revenue

Our products are grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. We have four business segments that are based primarily upon the geographic region where each segment operates. Each of the geographic segments operate under the Nature’s Sunshine Products and Synergy® WorldWide brands. See Note 12, Segment Information, for further information on our reportable segments and our presentation of disaggregated revenue by reportable segment and product category.

Practical Expedients and Exemptions

We have made the accounting policy election to treat shipping and handling as a fulfillment activity rather than a promised service under Topic 606.

NOTE 3: INVENTORIES

The composition of inventories is as follows (dollar amounts in thousands):

As of December 31,	2022	2021
Raw materials	$23,133	$22,494
Work in process	1,713	1,746
Finished goods	43,103	36,612
Total inventory	$67,949	$60,852

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows (dollar amounts in thousands):

As of December 31,	2022	2021
Land and improvements	$668	$351
Buildings and improvements	32,055	32,845
Machinery and equipment	31,577	30,631
Furniture and fixtures	11,669	12,237
Computer software and hardware	61,180	57,535
	137,149	133,599
Accumulated depreciation and amortization	(90,987)	(82,742)
Total property, plant and equipment	$46,162	$50,857

Depreciation expense was $11.0 million and $11.1 million for the years ended December 31, 2022 and 2021, respectively.

Capitalized interest was immaterial for the years ended December 31, 2022 and 2021.

NOTE 5: INVESTMENT SECURITIES

Our trading securities portfolio totaled $0.7 million and $1.0 million at December 31, 2022 and 2021, respectively, and generated losses of $0.2 million and gains of $0.1 million, for the years ended December 31, 2022 and 2021, respectively.

NOTE 6: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows (dollar amounts in thousands):

As of December 31,	2022	2021
Salaries and employee benefits	$7,786	$15,025
Sales, use and property tax (See Note 11)	2,754	3,169
Convention and meeting costs	5,787	6,682
Other	9,264	6,724
Total	$25,591	$31,600

NOTE 7: REVOLVING CREDIT FACILITY AND OTHER OBLIGATIONS

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022 the credit agreement was amended to extend the term to mature on July 1, 2027 and allows for additional borrowings of $25.0 million or up to three separate increases of no less than $5.0 million each, subject to the lender's due diligence. The amendment to the credit agreement also modified the calculation of interest. Interest under the amended Credit Agreement is the greater of BSBY Daily Floating Rate or the Index Floor, plus 1.50 percent (5.87 percent as of December 31, 2022), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2022, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. We were in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2022.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the “Capital Credit Agreement”). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We do not expect to make any additional borrowings under the Capital Credit Agreement. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in 36 monthly payments, of $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of December 31, 2022, there was $1.2 million outstanding balance under the Capital Credit Agreement, $1.2 million of which was classified as current.

Future maturities of long-term debt at December 31, 2022 (dollar amounts in thousands):

Year Ending December 31,
2023	$1,174
Thereafter	—
Total	$1,174

NOTE 8: INCOME TAXES

Income from continuing operations before provision (benefit) for income taxes are taxed under the following jurisdictions (dollar amounts in thousands):

Year Ended December 31,	2022	2021
Domestic	$(7,505)	$14,932
Foreign	22,720	16,890
Total	$15,215	$31,822

Components of the provision (benefit) for income taxes for each of the two years in the period ended December 31, 2022 are as follows (dollar amounts in thousands):

Year Ended December 31,	2022	2021
Current:
Federal	$2	$—
State	(48)	54
Foreign	6,725	5,690
Subtotal	6,679	5,744
Deferred:
Federal	5,792	(5,679)
State	(13)	146
Foreign	2,207	1,404
Subtotal	7,986	(4,129)
Total provision (benefit) for income taxes	$14,665	$1,615

The provision (benefit) for income taxes, as a percentage of income from continuing operations before provision (benefit) for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of U.S. federal income tax benefit	(0.5)	0.4
U.S. tax impact of foreign operations	(8.6)	(6.3)
Valuation allowance change	64.3	(19.7)
Unrecognized tax benefits	1.4	0.5
Permanent foreign items	4.3	2.4
Withholding tax on royalties	4.2	3.4
Executive compensation	2.7	4.9
Stock compensation	(2.4)	(4.0)
Tax return to provision differences	(3.4)	0.4
Income eliminated in consolidation	13.1	1.7
Other	0.3	0.4
Effective income tax rate	96.4%	5.1%

Adjustments relating to the U.S. impact of foreign operations decreased the effective tax rate by 8.6 percentage points and 6.3 percentage points in 2022 and 2021, respectively. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2022	2021
Foreign tax credits	(19.4)%	(7.4)%
Foreign tax rate differentials	1.5	0.6
Foreign withholding taxes	2.6	1.9
Transfer pricing adjustment	1.2	0.6
Impact of Subpart F	1.8	—
Impact of GILTI	3.7	0.7
Impact of FDII	—	(2.7)
Total	(8.6)%	(6.3)%

The significant components of the deferred tax assets (liabilities) are as follows (dollar amounts in thousands):

As of December 31,	2022	2021
Inventory	$1,612	$1,173
Accrued liabilities	2,859	2,364
Operating lease liabilities	2,667	2,871
Deferred compensation	160	228
Share-based compensation	797	877
Intangible assets	115	131
Bad debts	9	30
Net operating losses	5,060	4,861
Foreign tax and withholding credits	15,392	14,116
Accrued compensation	304	1,726
Other deferred tax assets	1,960	2,160
Valuation allowance	(18,049)	(8,650)
Total deferred tax assets	12,886	21,887

Accelerated depreciation	(4,029)	(5,171)
Right of use assets	(2,365)	(2,544)
Tax on unremitted earnings	(1,032)	(2,107)
Other deferred tax liabilities	(40)	(41)
Total deferred tax liabilities	(7,466)	(9,863)
Total deferred taxes, net	$5,420	$12,024

The components of deferred tax assets (liabilities), net are as follows (dollar amounts in thousands):

As of December 31,	2022	2021
Net deferred tax assets	$6,859	$13,590
Net deferred tax liabilities	(1,439)	(1,566)
Total deferred taxes, net	$5,420	$12,024

We have elected the period cost method (costs are treated as a current period expense when incurred) under U.S. GAAP as it relates to GILTI income inclusions in U.S. taxable income. Each reporting period we analyze our indefinite reinvestment assertions with respect to undistributed foreign earnings. As of December 31, 2022, we continue to assert that we do not intend to reinvest undistributed foreign earnings indefinitely in our foreign subsidiaries.

We have provided a valuation allowance of $18.0 million and $8.7 million as of December 31, 2022 and 2021, respectively, for certain deferred tax assets, including foreign net operating losses, for which we cannot conclude it is more likely than not that they will be realized. We reviewed our tax positions and increased the valuation allowance by approximately $9.4 million in 2022 primarily due to a domestic increase of $7.5 million and a foreign increase of $1.9 million. For financial reporting purposes, the increase in valuation allowances increases income tax expenses in the year recorded. At December 31, 2022, we had approximately $15.4 million of foreign tax and withholding credits. Of the $15.4 million credits, $15.0 million are foreign tax credits, most of which expire in 2024 and a majority of which are offset by a valuation allowance.

At December 31, 2022, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $5.1 million, tax effected. The net operating losses will expire at various dates from 2023 through 2034, with the exception of those in some foreign jurisdictions where there is no expiration. The foreign net operating losses have a valuation allowance recorded against the portion expected to expire before utilization.

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

Our U.S. federal income tax returns for 2019 through 2021 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2017 through 2021.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2022 and 2021 was $0.2 million and $0, respectively, all of which would favorably impact the rate if recognized. Included in these amounts is approximately $0.1 million and $0, respectively, of combined interest and penalties. We increased interest and penalties approximately $0.1 million for the year ended December 31, 2022 and decreased interest and penalties approximately $36,000 for the year ended December 31, 2021. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

During the years ended December 31, 2022 and 2021, we added approximately $0.2 million and $0, respectively to our liability for unrecognized tax benefits. In addition, we recorded a benefit related to the lapse of applicable statute of limitations of approximately $0 and $0.1 million for the years ended December 31, 2022 and 2021, respectively, all of which favorably impacted our effective tax rate.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years (dollar amounts in thousands):

Year Ended December 31,	2022	2021
Unrecognized tax benefits, opening balance	$—	$56
Settlement of liability reclassified as income tax payable	—	—
Payments on liability	(5)	(175)
Tax positions taken in a prior period
Gross increases	120	412
Gross decreases	—	(237)
Tax positions taken in the current period
Gross increases	—	—
Gross decreases	—	—
Lapse of applicable statute of limitations	—	(52)
Currency translation adjustments	(5)	(4)
Unrecognized tax benefits, ending balance	$110	$—

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

NOTE 9:  CAPITAL TRANSACTIONS

Dividends

No dividends were declared for the year ended December 31, 2022.

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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the year ended December 31, 2022, we repurchased 909,000 shares of our common stock for $13.6 million. At December 31, 2022, the remaining balance available for repurchases under the program was $24.0 million.

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

Stock Options

Our outstanding stock options include time-based stock options, which vest over differing periods ranging from the date of issuance up to 48 months from the option grant date.

Stock option activity for 2022 and 2021 consisted of the following (share amounts in thousands, except for per share information):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value
Options outstanding at January 1, 2021	226	$12.10
Granted	—	—	$—
Forfeited or canceled	—	—	—
Exercised	(54)	12.00	6.61
Options outstanding at December 31, 2021	172	12.13	5.05
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	(29)	9.17	3.92
Options outstanding at December 31, 2022	143	$12.72	$5.28

Share-based compensation expense from stock options for the years ended December 31, 2022 and 2021, was $0, respectively. As of December 31, 2022 and 2021, the unrecognized share-based compensation cost related to grants described above was $0, respectively. As of December 31, 2022 and 2021, we had no unvested options outstanding.

For the years ended December 31, 2022 and 2021, we issued 29,000 and 54,000 shares of common stock upon the exercise of stock options at an average exercise price of $9.17 and $12.00 per share, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2022 and 2021 was $0.3 million and $0.4 million, respectively. For the years ended December 31, 2022 and 2021, we recognized $0.1 million and $0.2 million of tax benefits from the exercise of stock options during the period, respectively.

At December 31, 2022, the aggregate intrinsic value of outstanding and exercisable options to purchase 143,000 shares of common stock was $0. At December 31, 2021, the aggregate intrinsic value of outstanding and exercisable options to purchase 172,000 shares of common stock was $1.1 million.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods ranging from 12 months up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to EBITDA growth, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At December 31, 2022 and 2021, there were 94,000 and 88,000 vested RSUs, respectively, granted to members of the Board of Directors that had a restriction period.

Restricted stock unit activity for the years ended December 31, 2022 and 2021 is as follows: (share amounts in thousands, except per share information):

	Number of Shares	Weighted-Average Grant Date Fair Value
Units outstanding at January 1, 2021	1,179	$6.18
Granted	364	13.74
Issued	(573)	6.35
Forfeited	(140)	5.72
Units outstanding at December 31, 2021	830	9.46
Granted	881	10.30
Issued	(331)	7.56
Forfeited	(289)	9.27
Units outstanding at December 31, 2022	1,091	$10.76

During the year ended December 31, 2022, we granted 881,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and share-price performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value $10.76 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over three year period from the grant date. The share-price performance-based RSUs were granted with a weighted-average grant date fair value of $6.01 per share and vest upon achieving share-price targets over a three year period from the grant date.

During the year ended December 31, 2021, we granted 364,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and share-price performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value of $18.05 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over a three year period from the grant date. The share-price performance-based RSUs were granted with a weighted-average grant date fair value of $14.14 per share and vest upon achieving share-price targets over a three year period from the grant date.

Except for share-price performance-based RSUs, RSUs are valued at the market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period. For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is 12.2 percent for a common share.

Share-price performance-based RSUs were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Our assumptions include a performance period of three years, expected volatility of 50.1 percent, and a risk free rate of 3.3 percent.

Share-based compensation expense related to time-based RSUs for the period ended December 31, 2022 and 2021 was approximately $1.9 million and $2.1 million, respectively. As of December 31, 2022, and 2021, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $3.0 million and $1.6 million, respectively. As of December 31, 2022, the remaining compensation expense is expected to be recognized over the weighted-average period of approximately 1.6 years.

Share-based compensation expense related to performance-based RSUs for the years ended December 31, 2022 and 2021, was approximately $1.0 million and $1.5 million, respectively. Should we attain all of the metrics related to the performance-based RSU grant, we would recognize up to $5.3 million of potential share-based compensation expense. We currently expect to recognize an additional $2.5 million of that potential share-based compensation expense.

The number of shares issued upon vesting or exercise for restricted stock units granted, pursuant to our share-based compensation plans, is net of shares withheld to cover the minimum statutory withholding requirements that we pay on behalf of our employees, which was 81,000 and 165,000 shares for the years ended December 31, 2022 and 2021, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

NOTE 10:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

We sponsor a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2022, we made matching contributions of 70.0 percent of employee contributions up to a maximum of 5.0 percent of the employee’s compensation. Our contributions to the plan vest after a period of three years. During 2022 and 2021, we contributed to the plan $1.0 million and $0.9 million, respectively.

We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain our assets until they are actually paid out to the participants. We have established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, we adjust our obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). We had deferred compensation plan assets of approximately $0.7 million and $1.0 million as of December 31, 2022, and 2021, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate, or royalties on certain products. In 2022 and 2021, the aggregate amounts of these payments were $12,000 and $26,000, respectively.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of December 31, 2022 and 2021, accrued liabilities include $0.3 million and $0.2 million related to non-income tax contingencies, respectively. While we believe that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.9 million..

Other Litigation

We are party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. We have accrued $0.6 million related to the estimated outcome of these proceedings as of December 31, 2022. In addition, we are party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.3 million. During the years ended December 31, 2022 and 2021, we made payments of $0 and $6,000, respectively, related to the settlement of litigation.

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

We review our self-insurance accruals on a quarterly basis and determine, based upon a review of our recent claims history and other factors, which portions of our self-insurance accruals should be considered short-term and long-term. We have accrued $1.1 million and $0.7 million for product liability and employee medical claims at December 31, 2022 and 2021, respectively, of which $0.8 million and $0.4 million was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

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

Reportable business segment information for the years ended December 31, 2022 and 2021 is as follows (dollar amounts in thousands):

Year Ended December 31,	2022	2021
Net sales:
Asia	$186,292	$176,860
Europe	78,991	91,539
North America	133,214	149,746
Latin America and Other	23,413	25,939
Total net sales	421,910	444,084
Contribution margin (1):
Asia	85,876	89,939
Europe	25,911	30,959
North America	47,615	56,922
Latin America and Other	9,981	10,953
Total contribution margin	169,383	188,773

Selling, general and administrative (2)	153,125	154,103
Operating income	16,258	34,670

Other loss, net	(1,043)	(2,848)
Income before provision for income taxes	$15,215	$31,822
___________________________
(1) Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2) Service fees in China totaled $14.9 million and $18.7 million for the years ended December 31, 2022 and 2021, respectively. These service fees are included in our selling, general and administrative expenses.

Year Ended December 31,	2022	2021
Capital expenditures:
Asia	$1,830	$1,081
Europe	57	142
North America	5,573	5,371
Latin America and Other	168	72
Total capital expenditures	$7,628	$6,666

Depreciation and amortization:
Asia	$1,856	$1,825
Europe	123	64
North America	8,863	9,206
Latin America and Other	183	67
Total depreciation and amortization	$11,025	$11,162

As of December 31,	2022	2021
Assets:
Asia	$95,362	$104,659
Europe	15,773	15,486
North America	112,319	131,207
Latin America and Other	6,324	7,522
Total assets	$229,778	$258,874

From an individual country/region perspective, only the United States, South Korea and Taiwan comprise 10 percent or more of consolidated net sales for the years ended December 31, 2022 and 2021 as follows (dollar amounts in thousands):

Year Ended December 31,	2022	2021
Net sales:
United States	$122,863	$138,174
South Korea	54,935	61,107
Taiwan	48,474	23,198
Other	195,638	221,605
Total net sales	$421,910	$444,084

Revenue generated by each of our product lines is set forth below (dollars in thousands):

Year Ended December 31,	2022	2021
Asia:
General health	$53,603	$50,044
Immunity	3,283	1,599
Cardiovascular	55,312	48,019
Digestive	37,457	36,069
Personal care	9,205	17,765
Weight management	27,432	23,364
	186,292	176,860
Europe:
General health	$34,438	$40,045
Immunity	8,489	8,957
Cardiovascular	9,380	11,787
Digestive	20,024	23,142
Personal care	4,854	5,149
Weight management	1,806	2,459
	78,991	91,539
North America:
General health	$64,488	$65,379
Immunity	14,966	19,563
Cardiovascular	14,383	16,219
Digestive	28,490	37,130
Personal care	6,212	7,579
Weight management	4,675	3,876
	133,214	149,746
Latin America and Other:
General health	$6,728	$7,532
Immunity	2,901	2,667
Cardiovascular	1,662	2,001
Digestive	10,040	10,291
Personal care	1,399	2,573
Weight management	683	875
	23,413	25,939
Total net sales	$421,910	$444,084

From an individual country perspective, only the United States comprise 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

As of December 31	2022	2021
Property, plant and equipment, net
United States	$42,389	$46,595
Other	3,773	4,262
Total property, plant and equipment	$46,162	$50,857

NOTE 13:  RELATED PARTY TRANSACTIONS

Our joint venture in China, owned 80 percent by us and 20 percent by a wholly owned subsidiary of Fosun Pharma, borrowed $0 from the Company during the years ended December 31, 2022 and 2021. At December 31, 2022 and 2021 our joint venture in China held a note payable to the Company of $0 and $1.2 million, respectively. Our joint venture in China borrowed $0 from our joint venture partner, during the years ended December 31, 2022 and 2021. At December 31, 2022 and 2021, our joint venture in China held a note payable to our joint venture partner of $0 and $0.3 million, respectively. These notes are payable in one year and bear interest of 3.0 percent. The note between the joint venture and the Company eliminates in consolidation. In March 2022, the outstanding principal and interest amounts were repaid.

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

The following table presents our hierarchy for assets measured at fair value on a recurring basis as of December 31, 2022 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$702	$—	$—	$702
Total assets measured at fair value on a recurring basis	$702	$—	$—	$702

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

For the years ended December 31, 2022 and 2021, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

During the years ended December 31, 2022 and 2021, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE 15:  LEASES

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

Operating lease costs were approximately $5.3 million and $6.1 million for the years ended December 31, 2022 and 2021, respectively. Short-term lease costs were approximately $1.2 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. Operating lease costs were offset by sublease income of $0 and $34,000 for the years ended December 31, 2022 and 2021, respectively. Short-term lease costs represent our costs with respect to leases with a duration of 12 months or less and are not reflected on our Consolidated Balance Sheets.

Information related to the Company’s operating right-of-use assets and related operating lease liabilities were as follows (dollar amounts in thousands, except lease term and discount rate):

As of December 31,	2022	2021
Assets:
Operating lease right-of-use assets	$16,145	$18,349

Liabilities:
Current	4,266	4,350
Long-term	13,745	15,919
Total operating lease liabilities	$18,011	$20,269

Weighted-average remaining lease term	5.0	5.7
Weighted-average discount rate	3.91%	4.00%

Year Ended December 31,	2022	2021
Cash paid for operating lease liabilities	$5,579	$6,257
Right-of-use assets obtained in exchange for new operating lease obligations	3,181	3,961
Cancellations or adjustments of leases that resulted in the reduction of lease assets in exchange for lease liabilities	$(216)	$(63)

There were no material operating leases that we have entered into and that were yet to commence as of December 31, 2022.

The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2022, were as follows (dollar amounts in thousands):

Year Ending December 31,
2023	$4,936
2024	4,544
2025	3,100
2026	2,588
2027	2,180
Thereafter	2,584
Total lease payments	$19,932
Less: Imputed interest (1)	1,921
Present value of lease liabilities	$18,011

(1) Calculated using our corporate borrowing rate based on the term of each lease ranging from 3.00 percent to 4.29 percent.

NOTE 16:  SUBSEQUENT EVENTS

On February 17, 2023, we became aware that Synergy Worldwide Japan G.K., a Japan entity and wholly owned subsidiary of the Company (“Synergy Japan”), was the victim of a criminal scheme involving employee impersonation and fraudulent requests targeting Synergy Japan. The criminal scheme resulted in a series of fraudulently induced wire transfers between February 1, 2023, and February 17, 2023 totaling $4.8 million. We promptly launched an investigation, led by an independent third party, to determine the full extent of the fraud scheme and related potential exposure. We expect to record a one-time pre-tax charge of up to $4.8 million in the first quarter of 2023 as a result of this event. We self-discovered this fraudulent activity and promptly initiated contact with our bank as well as appropriate law enforcement authorities in an effort to, among other things, recover the transferred funds. To date, we have not found any evidence of additional fraudulent activity and do not believe the incident resulted in any unauthorized access to confidential consumer information or other data maintained by the Company. While this matter will result in additional near-term expenses, we do not expect this incident to otherwise have a material impact on our business.

Item 9. Change In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

This report includes the certifications of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1, 31.2 and 31.3. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

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

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2022. In addition, this item provides management’s report on internal control over financial reporting as of December 31, 2022.

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

In connection with the preparation of our Annual Report as of December 31, 2022, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weakness in internal controls over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting were not effective as of December 31, 2022, due to the material weakness in internal controls over financial reporting described below.

Material Weakness

As previously disclosed in our Current Report on Form 8-K filed on February 24, 2023, we determined that Synergy Worldwide Japan G.K., a Japan entity and wholly owned subsidiary of the Company (“Synergy Japan”), was the victim of a criminal scheme involving employee impersonation and fraudulent requests targeting Synergy Japan. The criminal scheme resulted in a series of fraudulently induced unauthorized wire transfers between February 1, 2023, and February 17, 2023, totaling $4.8 million. We determined that our internal controls were not properly designed to prevent or timely detect unauthorized wire transfers by Synergy Japan. This material weakness in our controls resulted in the inability to prevent and timely detect this misappropriation of our cash assets in Synergy Japan.

Our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Plan of Remediation of Material Weakness

Immediately following the incident, we initiated a reassessment of our processes and controls related to wire transfers and developed an action plan to remediate this matter, which included the following control enhancements:

•enhancing the design of approval requirements for wire transfers;
•enhancing the design of controls within online banking platforms;
•increasing the centralization and review processes associated with cash management; and
•increasing internal communication to heighten awareness and emphasize the importance of exercising professional skepticism and judgment.

These remediation efforts are still in process and have not yet been completed. A material weakness in internal control over financial reporting is a matter that may require an extended period to correct. We will continue to evaluate, design and implement policies and procedures to address this material weakness.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nature’s Sunshine Products, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 16, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company determined that its internal controls were not properly designed to prevent or timely detect unauthorized wire transfers by Synergy Japan. This material weakness in the Company's controls resulted in the inability to prevent and timely detect misappropriation of its cash assets in Synergy Japan.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 16, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	1,235,463	(2)	$12.72	(3)	1,862,131	(4)
Equity compensation plans not approved by security holders	—		N/A		—
Total	1,235,463		$12.72		1,862,131
________________________________________________________________________
(1)     The Amended and Restated Nature’s Sunshine Products, Inc. 2012 Incentive Plan. The 2012 Incentive Plan was approved by our shareholders on August 1, 2012. An amendment to the 2012 Incentive Plan was approved by our shareholders on January 14, 2015, to increase the number of shares available for issuance under the 2012 Incentive Plan by 1,500,000. An amendment and restatement of the 2012 Incentive Plan was approved by our shareholders on May 5, 2021, which among other amendments, increased the number of shares of common stock reserved for issuance by 2,000,000 shares. The terms of this plan are summarized in Note 9, “Capital Transactions,” in Notes to Consolidated Financial Statements in Item 8, Part 2 of this report.
(2)     Consists of 143,861 stock options and 1,091,602 restricted stock units.
(3)     Excludes the impact of restricted stock units, which are exercised for no consideration.
(4)     Represents the number of shares available for future issuance under the 2012 Incentive Plan .

Other information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2022.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2022 and 2021

Consolidated statements of operations for the years ended December 31, 2022 and 2021

Consolidated statements of comprehensive income for the years ended December 31, 2022 and 2021

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2022 and 2021

Consolidated statements of cash flows for the years ended December 31, 2022 and 2021

Notes to consolidated financial statements

(a)(2)	List of Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained elsewhere in this report.

(a)(3)	List of Exhibits

Exhibit Index as seen below

LIST OF EXHIBITS

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation.
3.2(2)	Amended and Restated Bylaws, dated March 8, 2021.
4.1 (3)	Description of Capital Stock of Nature’s Sunshine Products, Inc.
10.1(4)*	Tax Deferred Retirement Plan, Restated January 1, 2012.
10.2(5)*	Supplemental Elective Deferral Plan, as Amended effective as of January 1, 2008.
10.3 (6)*	Form of Award Agreement (2012 Stock Incentive Plan).
10.4 (7)*	Amended and Restated Employment Agreement, dated March 31, 2020, by and between the Company and Joseph W. Baty.
10.5 (8)*	Executive Agreement, dated September 14, 2018, between the Company and Terrence Moorehead.
10.6 (9)*	Amendment to Executive Agreement, dated October 19, 2018, between the Company and Terrence Moorehead.
10.7 (10)	Stockholder Agreement dated June 26, 2014, between Nature’s Sunshine Products, Inc. and Shanghai Fosun Pharmaceutical (Group) Co., Ltd.
10.8 (11)	Amendment to Operating Agreement
10.9 (12)	Operating Agreement dated August 25, 2014, among Nature’s Sunshine Products, Inc., Fosun Industrial Co., Limited and Nature’s Sunshine Hong Kong Limited.
10.10 (13)	Amended and Restated 2012 Stock Incentive Plan
10.11 (14)	Loan Agreement dated July 11, 2017, between Bank of America, N.A. and Nature’s Sunshine Products, Inc.
10.12 (15)	Amendment No. 4 to Loan Agreement
10.13 (16)	Employment Agreement dated September 6, 2022 between Jonathan Lanoy and Nature’s Sunshine Products, Inc.
10.14 (17)	Letter Agreement dated September 6, 2022 between Jonathan Lanoy and Nature’s Sunshine Products, Inc.
10.15 (18)	Form of Restricted Stock Unit Award Agreement
10.16 (18)	Form of Performance Share Unit Award Agreement
10.17 (19)	Amended and Restated Employment Agreement dated September 27, 2022 between Daniel Norman and Nature’s Sunshine Products, Inc.
10.18 (20)	Employment Agreement dated December 30, 2022 between Shane Jones and Nature’s Sunshine Products, Inc.
10.19 (21)	Employment Agreement dated May 16, 2022 between Martin Gonzalez and Nature’s Sunshine Products, Inc.
21(21)	List of Subsidiaries of Registrant.
23.1(21)	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1(21)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(21)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3(21)	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(21)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(21)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
32.3(21)	Certification of Chief Accounting Officer pursuant to 18 U.S.C. § 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed on March 11, 2021, and is incorporated herein by reference.
(3)	Previously filed as Exhibit 4.1 to the Annual Report on Form 10-K/A filed on July 9, 2021, and is incorporated herein by reference.
(4)	Previously filed as Exhibit 10.1 to the Annual Report on Form 10-K filed on March 13, 2015, and is incorporated herein by reference.
(5)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on March 14, 2016, and is incorporated herein by reference.
(6)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 15, 2015, and is incorporated herein by reference.
(7)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2020, and is incorporated herein by reference.
(8)	Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(9)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2018, and is incorporated herein by reference.
(10)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 2, 2014, and is incorporated herein by reference.
(11)	Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on August 17, 2021, and is incorporated herein by reference.
(12)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2014, and is incorporated herein by reference.
(13)	Included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A file on March 19, 2021, and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2020, and is incorporated herein by reference.
(15)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 28, 2022, and is incorporated herein by reference.
(16)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 6, 2022, and is incorporated herein by reference.
(17)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2022, and is incorporated herein by reference.
(18)	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed on August 9, 2022, and is incorporated herein by reference.
(19)	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed on November 3, 2022, and is incorporated herein by reference.
(20)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2022, and is incorporated herein by reference.
(21)	Filed herewith.
*	Management contract or compensatory plan.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	March 16, 2023	By:	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terrence O. Moorehead and L. Shane Jones, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence O. Moorehead	Chief Executive Officer and Director	March 16, 2023
Terrence O. Moorehead	(Principal Executive Officer)

/s/ Richard D. Moss	Chairman of the Board	March 16, 2023
Richard D. Moss

/s/ L. Shane Jones	Executive Vice President, Chief Financial Officer and Treasurer	March 16, 2023
L. Shane Jones	(Principal Financial Officer)

/s/ Jonathan D. Lanoy	Senior Vice President, Chief Accounting Officer	March 16, 2023
Jonathan D. Lanoy	(Principal Accounting Officer)

/s/ Curtis Kopf	Director	March 16, 2023
Curtis Kopf

/s/ Richard D. Moss	Director	March 16, 2023
Richard D. Moss

/s/ Tess Roering	Director	March 16, 2023
Tess Roering

/s/ Mary Beth Springer	Director	March 16, 2023
Mary Beth Springer

/s/ Robert D. Straus	Director	March 16, 2023
Robert D. Straus

/s/ J. Christopher Teets	Director	March 16, 2023
J. Christopher Teets

/s/ Heidi Wissmiller	Director	March 16, 2023
Heidi Wissmiller

/s/ Rong Yang	Director	March 16, 2023
Rong Yang

NATURE’S SUNSHINE PRODUCTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year
Year Ended December 31, 2022

Allowance for doubtful accounts receivable	$143	$45	$(67)	$—	$(1)	$120

Allowance for sales returns	380	1,560	(1,376)	—	(21)	543

Tax valuation allowance	8,650	9,400	—	—	(1)	18,049

Year Ended December 31, 2021

Allowance for doubtful accounts receivable	$454	$4	$(264)	$(51)	$—	$143

Allowance for sales returns	351	1,099	(1,139)	—	69	380

Tax valuation allowance	15,262	(6,510)	—	—	(102)	8,650