Form 10-Q
period 2023-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2023-05-09
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

The number of shares of Common Stock, no par value, outstanding on April 21, 2023, was 19,045,405 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans, strategies and financial results, including expected improvement in gross profit and gross margin. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, but include the following:

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
•failure to maintain an effective system of internal controls over financial reporting;
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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$65,720	$60,032
Accounts receivable, net of allowance for doubtful accounts of $122 and $120, respectively	10,474	14,106
Inventories	67,524	67,949
Prepaid expenses and other	10,702	7,420
Total current assets	154,420	149,507

Property, plant and equipment, net	46,080	46,162
Operating lease right-of-use assets	16,152	16,145
Investment securities - trading	718	702
Deferred income tax assets	6,965	6,859
Other assets	10,249	10,403
Total assets	$234,584	$229,778

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,775	$6,349
Accrued volume incentives and service fees	22,611	21,830
Accrued liabilities	28,730	25,591
Deferred revenue	1,128	2,255
Income taxes payable	4,654	4,117
Current portion of operating lease liabilities	4,671	4,266
Current portion of note payable and revolving credit facility	1,007	1,174
Total current liabilities	71,576	65,582

Liability related to unrecognized tax benefits	215	209
Long-term portion of operating lease liabilities	13,382	13,745
Deferred compensation payable	718	702
Deferred income tax liabilities	936	1,439
Other liabilities	1,040	1,054
Total liabilities	87,867	82,731

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,045 and 19,093 shares issued and outstanding, respectively	121,653	121,583
Retained earnings	35,495	34,635
Noncontrolling interest	4,535	4,142
Accumulated other comprehensive loss	(14,966)	(13,313)
Total shareholders’ equity	146,717	147,047
Total liabilities and shareholders’ equity	$234,584	$229,778

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$108,634	$110,494
Cost of sales	31,692	34,460
Gross profit	76,942	76,034

Operating expenses:
Volume incentives	33,128	34,102
Selling, general and administrative	43,642	40,623
Operating income	172	1,309
Other income (loss), net	1,514	(314)
Income before provision for income taxes	1,686	995
Provision for income taxes	433	3,681
Net income (loss)	1,253	(2,686)
Net income attributable to noncontrolling interests	393	264
Net income (loss) attributable to common shareholders	$860	$(2,950)

Basic and diluted net income (loss) per common share:

Basic earnings (loss) per share attributable to common shareholders	$0.05	$(0.15)

Diluted earnings (loss) per share attributable to common shareholders	$0.04	$(0.15)

Weighted average basic common shares outstanding	19,061	19,573
Weighted average diluted common shares outstanding	19,433	19,573

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$1,253	$(2,686)
Foreign currency translation loss (net of tax)	(1,653)	(975)
Total comprehensive loss	$(400)	$(3,661)

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	19,093	$121,583	$34,635	$4,142	$(13,313)	$147,047
Share-based compensation expense	—	1,058	—	—	—	1,058
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	42	(165)	—	—	—	(165)
Repurchase of common stock	(90)	(823)	—	—	—	(823)
Net income	—	—	860	393	—	1,253
Other comprehensive loss	—	—	—	—	(1,653)	(1,653)
Balance at March 31, 2023	19,045	$121,653	$35,495	$4,535	$(14,966)	$146,717

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	19,724	$133,382	$35,025	$3,202	$(10,205)	$161,404
Share-based compensation expense	—	801	—	—	—	801
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	188	(795)	—	—	—	(795)
Repurchase of common stock	(451)	(7,971)	—	—	—	(7,971)
Net income (loss)	—	—	(2,950)	264	—	(2,686)
Other comprehensive loss	—	—	—	—	(975)	(975)
Balance at March 31, 2022	19,461	$125,417	$32,075	$3,466	$(11,180)	$149,778

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,253	$(2,686)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	4	6
Depreciation and amortization	2,805	2,766
Non-cash lease expense	932	1,173
Share-based compensation expense	1,058	801
Loss on sale of property, plant and equipment	71	—
Deferred income taxes	(631)	3,844
Purchase of trading investment securities	—	(12)
Proceeds from sale of trading investment securities	31	35
Realized and unrealized (gains) losses on investments	(47)	58
Foreign exchange losses	(1,477)	402
Changes in assets and liabilities:
Accounts receivable	3,649	1,447
Inventories	457	(3,489)
Prepaid expenses and other current assets	(3,266)	(2,518)
Other assets	(11)	(20)
Accounts payable	2,391	(946)
Accrued volume incentives and service fees	781	(464)
Accrued liabilities	2,759	(5,386)
Deferred revenue	(1,142)	(1,632)
Lease liabilities	(900)	(1,031)
Income taxes payable	586	(191)
Liability related to unrecognized tax benefits	6	—
Deferred compensation payable	16	(81)
Net cash provided by (used in) operating activities	9,325	(7,924)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,325)	(1,518)
Net cash used in investing activities	(2,325)	(1,518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(318)	(308)
Proceeds from revolving credit facility	433	—
Principal payments of revolving credit facility	(283)	—
Principal payments of related party borrowing	—	(300)
Payments related to tax withholding for net-share settled equity awards	(165)	(795)
Repurchase of common stock	(823)	(7,971)
Net cash used in financing activities	(1,156)	(9,374)
Effect of exchange rates on cash and cash equivalents	(156)	(827)
Net increase (decrease) in cash and cash equivalents	5,688	(19,643)
Cash and cash equivalents at the beginning of the period	60,032	86,184
Cash and cash equivalents at the end of the period	$65,720	$66,541
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$1,991	$1,809
Cash paid for interest	25	45

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of March 31, 2023, and for the three-month periods ended March 31, 2023 and 2022. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, noncontrolling interests were $4.5 million and $4.1 million, respectively.

Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the three months ended March 31, 2023, had, or is expected to have, a material impact on our condensed consolidated financial statements.

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$22,183	$23,133
Work in progress	1,614	1,713
Finished goods	43,727	43,103
Total inventories	$67,524	$67,949

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $0.7 million at March 31, 2023, and $0.7 million at December 31, 2022, and generated gains of $47,000 and losses of $58,000 for the three months ended March 31, 2023 and 2022, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022 the credit agreement was amended to extend the term to mature on July 1, 2027 and allows for additional borrowings of $25.0 million or up to three separate increases of no less than $5.0 million each, subject to the lender's due diligence. The amendment to the Credit Agreement also modified the calculation of interest. Interest under the amended Credit Agreement is the greater of BSBY Daily Floating Rate or the Index Floor, plus 1.50 percent (6.39 percent as of March 31, 2023), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. As of March 31, 2023 and December 31, 2022 we had outstanding balances under the Credit Agreement $0.2 million and $0, respectively, included in current portion of note payable within our Condensed Consolidated Balance Sheets.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of March 31, 2023, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in 36 monthly payments of $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of March 31, 2023, there was $0.9 million outstanding balance under the Capital Credit Agreement, of which $0.9 million was classified as current.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2023 and 2022 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to common shareholders	$860	$(2,950)

Basic weighted average shares outstanding	19,061	19,573

Basic earnings (loss) per share attributable to common shareholders	$0.05	$(0.15)

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,061	19,573
Stock-based awards	372	—
Diluted weighted-average shares outstanding	19,433	19,573

Diluted earnings (loss) per share attributable to common shareholders	$0.04	$(0.15)

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	520	—

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	102	282	(1)
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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the three months ended March 31, 2023, we repurchased 90,000 shares of our common stock for $0.8 million. For the three months ended March 31, 2022, we repurchased 451,000 shares of our common stock for $8.0 million. At March 31, 2023, the remaining balance available for repurchases under the program was $23.2 million.

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

Stock option activity for the three-month period ended March 31, 2023, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2022	143	$12.72	$5.28
Granted	—	—	—
Forfeited or canceled	(16)	11.98	—
Exercised	—	—	—
Options outstanding at March 31, 2023	127	$12.81	$5.16

There was no share-based compensation expense from stock options for the three- month periods ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, there was no unrecognized share-based compensation expense related to the grants described above.

At March 31, 2023, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 127,000 shares of common stock was $0. At December 31, 2022, the aggregate intrinsic value of outstanding and exercisable options to purchase 143,000 shares of common stock was $0.

For the three-month period ended March 31, 2023, no shares of common stock were issued upon the exercise of stock options. For the three months ended March 31, 2022, we issued 29,000 shares of common stock upon the exercise of stock options at an average exercise price of $9.17 per share. The aggregate intrinsic value of options exercised during the three-month periods ended March 31, 2023 and 2022, was $0 and $0.3 million, respectively. For the three-month periods ended March 31, 2023 and 2022, the Company recognized $0 and $0.1 million of tax benefits from the exercise of stock options, respectively.

As of March 31, 2023 and December 31, 2022, we did not have any unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At March 31, 2023 and December 31, 2022, there were 106,000 and 94,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the three-month period ended March 31, 2023, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2022	1,091	$10.76
Granted	—	—
Forfeited	(45)	2.80
Issued	(57)	12.30
Restricted Stock Units outstanding at March 31, 2023	989	11.04

During the three-month period ended March 31, 2023, no RSUs were granted under the 2012 Incentive Plan.

Share-based compensation expense related to time-based RSUs for the three-month periods ended March 31, 2023 and 2022, was approximately $0.8 million and $0.5 million, respectively. As of March 31, 2023 and December 31, 2022, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.2 million and $3.0 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.5 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended March 31, 2023 and 2022, was $0.3 million and $0.3 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would recognize up to $4.5 million of potential share-based compensation expense. We currently expect to recognize an additional $2.2 million of that potential share based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 15,000 and 60,000 shares for the three-month periods ended March 31, 2023 and 2022, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net sales:
Asia	$46,345	$46,110
Europe	21,405	21,777
North America	34,648	35,981
Latin America and Other	6,236	6,626
Total net sales	108,634	110,494

Contribution margin (1):
Asia	21,951	21,939
Europe	6,536	4,373
North America	12,861	12,719
Latin America and Other	2,466	2,901
Total contribution margin	43,814	41,932

Selling, general and administrative expenses (2)	43,642	40,623
Operating income	172	1,309

Other loss, net	1,514	(314)
Income before provision for income taxes	$1,686	$995
_________________________________________

(1)    Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)    Service fees in China totaled $3.7 million and $4.9 million for the three-month periods ended March 31, 2023 and 2022, respectively. These service fees are included in selling, general and administrative expenses.

From an individual country/region perspective, the United States, South Korea and Taiwan comprise 10 percent or more of consolidated net sales for the three-month periods ended March 31, 2023 and 2022, as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net sales:
United States	$31,986	$33,229
Taiwan	14,175	9,750
South Korea	11,240	13,653
Other	51,233	53,862
	$108,634	$110,494

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Asia
General health	$13,764	$12,986
Immune	462	1,344
Cardiovascular	14,895	13,630
Digestive	9,422	9,036
Personal care	1,341	2,543
Weight management	6,461	6,571
	46,345	46,110
Europe
General health	$9,174	$9,196
Immune	2,284	2,631
Cardiovascular	2,519	2,633
Digestive	5,738	5,591
Personal care	1,177	1,233
Weight management	513	493
	21,405	21,777
North America
General health	$15,534	$15,314
Immune	4,320	4,872
Cardiovascular	3,588	3,842
Digestive	8,731	8,594
Personal care	1,464	2,175
Weight management	1,011	1,184
	34,648	35,981
Latin America and Other
General health	$1,637	$1,818
Immune	744	761
Cardiovascular	466	357
Digestive	2,885	2,841
Personal care	351	641
Weight management	153	208
	6,236	6,626
	$108,634	$110,494

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Property, plant and equipment:
United States	$42,424	$42,389
Other	3,656	3,773
Total property, plant and equipment, net	$46,080	$46,162

Total assets per segment is set forth below (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Assets:
Asia	$100,592	$95,362
Europe	18,610	15,773
North America	107,507	112,319
Latin America and Other	7,875	6,324
Total assets	$234,584	$229,778

(8)    Income Taxes

For the three months ended March 31, 2023 and 2022, our provision for income taxes, as a percentage of income before income taxes was 25.7 percent and 369.9 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2023, was primarily attributed to an increase in tax liability related to foreign operations which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit, partially offset by favorable adjustments to deferred tax assets and foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2022, was primarily attributed to recording a valuation allowance against deferred tax assets for which we do not expect to receive a benefit.

The difference between the effective tax rate for the three months ended March 31, 2023 compared to March 31, 2022 is primarily caused by recording a valuation allowance in the prior period against deferred tax assets for which we do not expect to receive a benefit.

Our U.S. federal income tax returns for 2019 through 2021 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2017 through 2022.

As of March 31, 2023 and December 31, 2022, we have accrued $0.2 million and $0.2 million, respectively, related to unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of March 31, 2023 and December 31, 2022, accrued liabilities were $0.3 million and $0.3 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.9 million.

Other Litigation

We are a party to various other legal proceedings and disputes in the United States and foreign jurisdictions. As of March 31, 2023 and December 31, 2022, accrued liabilities were $0.5 million and $0.6 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.4 million.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of March 31, 2023 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$718	$—	$—	$718
Total assets measured at fair value on a recurring basis	$718	$—	$—	$718

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of December 31, 2022 (dollar amounts in thousands):

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

For the three months ended March 31, 2023 and for the year ended December 31, 2022, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the three months ended March 31, 2023 and 2022, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

(11)    Revenue Recognition

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

(12)    Synergy Japan Loss

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

As a result of this matter, we incurred investigation and other professional fees of $1.0 million, which along with the initial $4.8 million loss, were recorded in Selling, General and Administrative expense for the three months ended March 31, 2023. We do not expect this incident to otherwise have a material impact on our business.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2022, and our other reports filed since the date of such Form 10-K.

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

Eastern Europe

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. Our consultants in our Russia and Other market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, continue to operate their independent businesses, albeit at a reduced level than prior to the start of the conflict. For the three months ended March 31, 2023 and 2022, we recorded a pretax charge of $0 and $3.1 million, respectively, primarily related to the impairment of inventory, as well as accruals for contractual obligations related to Russian operations. We expect that this will continue to impact our business for the foreseeable future. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Net sales related to Russia and Other for the three months ended March 31, 2023 and 2022, were $14.5 million. Operating income related to Russia and Other for the three months ended March 31, 2023 and 2022, was $0.5 million and $1.2 million, respectively, prior to the charges noted above. As of March 31, 2023, Russia and Other had assets of $6.8 million, net of working capital reserves related to inventories.

More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.

Inflation

Like many other companies, we are facing significant inflationary pressures in the global economy. Our operations have been, and may continue to be, adversely impacted by inflation, primarily from higher costs of raw materials, labor, production, distribution and transportation costs.

First Quarter Performance

In the first quarter of 2023, we experienced a decrease in our consolidated net sales of 1.7 percent (or an increase of 2.4 percent in local currencies) compared to the same period in 2022. Asia net sales increased approximately 0.5 percent (or 9.1 percent in local currencies) compared to the same period in 2022. Europe net sales decreased approximately 1.7 percent (or increased 0.3 percent in local currencies) compared to the same period in 2022. North America net sales decreased approximately 3.7 percent (or 3.2 percent in local currencies) compared to the same period in 2022. Latin America and Other net sales decreased approximately 5.9 percent (or 6.2 percent in local currencies) compared to the same period in 2022. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian and European markets, resulted in an approximate 4.1 percent, or $4.6 million, decrease of our net sales during the quarter.

Cost of sales decreased $2.8 million during the three months ended March 31, 2023, compared to the same period in 2022, and as a percentage of net sales were 29.2 percent and 31.2 percent for the three months ended March 31, 2023 and 2022, respectively. The decrease in cost of sales percentage is primarily due to prior-year inventory valuation reserves taken as a result of the conflict between Russia and Ukraine, partially offset by increases related to inflation and unfavorable foreign currency exchange.

In absolute terms, selling, general and administrative expenses increased $3.0 million during the three months ended March 31, 2023, compared to the same period in 2022, and as a percentage of net sales were 40.2 percent and 36.8 percent for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily related to a one-time pre-tax charge of $5.8 million related to a criminal scheme directed at one of our wholly owned subsidiaries and related investigation costs. See further discussion in Note 12, “Synergy Japan Loss,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report. That increase was partially offset by lower service fees that resulted from a decline in China's net sales and lower compensation expense.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended March 31, 2023 and 2022 (dollar amounts in thousands):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$108,634	100.0%	$110,494	100.0%	$(1,860)	(1.7)%
Cost of sales	31,692	29.2	34,460	31.2	(2,768)	(8.0)
Gross profit	76,942	70.8	76,034	68.8	908	1.2
Volume incentives	33,128	30.5	34,102	30.9	(974)	(2.9)
SG&A expenses	43,642	40.2	40,623	36.8	3,019	7.4
Operating income	172	0.2	1,309	1.2	(1,137)	(86.9)
Other income (loss), net	1,514	1.4	(314)	(0.3)	1,828	582.2
Income before income taxes	1,686	1.6	995	0.9	691	69.4
Provision for income taxes	433	0.4	3,681	3.3	(3,248)	(88.2)
Net income (loss)	$1,253	1.2%	$(2,686)	(2.4)%	$3,939	146.6%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended March 31, 2023 and 2022 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$46,345	$46,110	0.5%	$(3,968)	9.1%
Europe	21,405	21,777	(1.7)	(445)	0.3
North America	34,648	35,981	(3.7)	(178)	(3.2)
Latin America and Other	6,236	6,626	(5.9)	24	(6.2)
	$108,634	$110,494	(1.7)%	$(4,567)	2.4%

Consolidated net sales for the three months ended March 31, 2023 and 2022, were $108.6 million and $110.5 million, respectively, which represents a decrease of 1.7 percent. The decrease was primarily related to product sales declines in our

North America operating segment. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three months ended March 31, 2023, increased 2.4 percent from the same period in 2022.

Asia

Net sales related to Asia for the three months ended March 31, 2023 and 2022, were $46.3 million and $46.1 million, respectively, or an increase of 0.5 percent. In local currency, net sales for the three months ended March 31, 2023, increased 9.1 percent, compared to the same periods in 2022.
Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased $2.4 million, or 17.7 percent, for the three months ended March 31, 2023, compared to the same period in 2022. In local currency, net sales for the three months ended March 31, 2023, decreased 12.9 percent, compared to the same period in 2022. The decrease in net sales was primarily the result of residual effects of government restrictions intended to slow the spread of COVID-19 as well as customer sensitivity due to inflationary pressures, among other factors.

In our Taiwan market, net sales increased $4.4 million, or 45.4 percent, for the three months ended March 31, 2023, compared to the same period in 2022. In local currencies, net sales for the three months ended March 31, 2023, increased 58.0 percent, compared to the same period in 2022. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

In our Japan market, net sales increased $0.6 million, or 6.0 percent, for the three months ended March 31, 2023, compared to the same period in 2022. In local currencies, net sales for the three months ended March 31, 2023, increased 20.8 percent, compared to the same period in 2022. We attribute the growth in net sales primarily to product promotions intended to stimulate activity as well as an increase in demand for nutritional supplements.

In our China market, net sales decreased $2.7 million, or 22.5 percent, for the three months ended March 31, 2023, compared to the same period in 2022. In local currencies, net sales for the three months ended March 31, 2023, decreased 17.3 percent, compared to the same period in 2022. The decrease in net sales was primarily the result of residual effects of government restrictions intended to slow the spread of COVID-19, among other factors.

Europe

Net sales related to Europe for the three months ended March 31, 2023 and 2022, were $21.4 million and $21.8 million, respectively, or decrease of 1.7 percent. In local currency, net sales for the three months ended March 31, 2023, increased 0.3 percent, compared to the same period in 2022. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had unfavorable impacts on net sales of $0.4 million for the three months ended March 31, 2023.

North America

Net sales related to North America for the three months ended March 31, 2023 and 2022, were $34.6 million and $36.0 million, respectively, or a decrease of 3.7 percent. In local currency, net sales for the three months ended March 31, 2023, decreased 3.2 percent, compared to the same periods in 2022.

In the United States, net sales decreased $1.2 million, or 3.7 percent, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease in sales was due primarily to a reduction in the average order size attributed to customer sensitivity due to inflationary pressures, among other factors.

Latin America and Other

Net sales related to Latin America and Other markets for the three months ended March 31, 2023 and 2022, were $6.2 million and $6.6 million, respectively, or a decrease of 5.9 percent. In local currency, net sales for the three months ended March 31, 2023, decreased 6.2 percent. Fluctuations in foreign currency had negligible impacts on net sales for the three months ended March 31, 2023. The decrease in sales was due primarily to a reduction in the average order size attributed to customer sensitivity due to inflationary pressures, among other factors.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 29.2 percent and 31.2 percent for the three months ended March 31, 2023 and 2022, respectively. The decrease in cost of sales percentage is primarily due to $3.1 million in prior-year inventory valuation reserves taken as a result of the conflict between Russia and Ukraine, partially offset by increases related to inflation and unfavorable foreign currency exchange.

Volume Incentives

Volume incentives expense as a percent of net sales was 30.5 percent and 30.9 percent for the three months ended March 31, 2023 and 2022, respectively. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by $3.0 million, to $43.6 million for the three months ended March 31, 2023, respectively, compared to the same period in 2022. Selling, general and administrative expenses were 40.2 percent and 36.8 percent of net sales for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily related to a one-time pre-tax charge of $5.8 million related to a criminal scheme directed at one of our wholly owned subsidiaries and related investigation costs. See further discussion in Note 12, “Synergy Japan Loss,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report. That increase was partially offset by lower service fees that resulted from a decline in China's net sales and lower compensation expense.

Other Income (Loss), Net

Other income (loss), net, for the three months ended March 31, 2023 and 2022, were income of $1.5 million and losses of $0.3 million, respectively. Other income, net for the three months ended March 31, 2023 primarily consisted of foreign exchange gains as a result of net changes in foreign currencies primarily in Asia, Europe and Latin America.

Income Taxes

For the three months ended March 31, 2023 and 2022, our provision for income taxes, as a percentage of income before income taxes was 25.7 percent and 369.9 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2023, was primarily attributed to an increase in tax liability related to foreign operations which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit, partially offset by favorable adjustments to deferred tax assets and foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2022, was primarily attributed to recording a valuation allowance against deferred tax assets for which we do not expect to receive a benefit.

The difference between the effective tax rate for the three months ended March 31, 2023 compared to March 31, 2022 is primarily caused by recording a valuation allowance in the prior period against deferred tax assets for which we do not expect to receive a benefit.

Our U.S. federal income tax returns for 2019 through 2021 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2017 through 2022.

As of March 31, 2023 and December 31, 2022, we have accrued $0.2 million and $0.2 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2023 and 2022, by business segment.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended March 31, 2023 and 2022, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2023, working capital was $82.8 million, compared to $83.9 million as of December 31, 2022. At March 31, 2023, we had $65.7 million in cash, of which $4.7 million was held in the U.S. and $61.0 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating activities	$9,325	$(7,924)
Investing activities	(2,325)	(1,518)
Financing activities	(1,156)	(9,374)

Operating Activities

For the three months ended March 31, 2023, operating activities provided cash of $9.3 million, compared to using cash of $7.9 million in the same period in 2022. Operating cash flows increased primarily due to improved net income, the timing of payments for accrued liabilities and accounts payable, reduced inventory purchases, and timing of receipts of accounts receivable.

Investing Activities

For the three months ended March 31, 2023, investing activities used $2.3 million, compared to $1.5 million for the same period in 2022, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the three months ended March 31, 2023, financing activities used $1.2 million, compared to $9.4 million in cash for the same period in 2022.

During the three months ended March 31, 2023, we used cash to repurchase 90,000 shares of our common stock under the share repurchase program for $0.8 million. At March 31, 2023, the remaining balance available for repurchases under the program was $23.2 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At March 31, 2023, there was $0.2 million outstanding balance under the Credit Agreement. During the three months ended March 31, 2023 we made monthly payments of $0.1 million pursuant to the Capital Credit Agreement. As of March 31, 2023, there was $0.9 million outstanding balance under the Capital Credit Agreement, $0.9 million of which was classified as current. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Revenue Recognition

Our revenue recognition practices are discussed in Note 11, “Revenue Recognition,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Contingencies

We are involved in certain legal proceedings and disputes. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 9, “Commitments and Contingencies”, to the Notes of our Condensed Consolidated Financial Statements, of Item 1, Part 1 of this report.

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

Item 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in several countries and intend to grow our international operations. Net sales, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment. For further information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weakness in internal controls over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting were not effective as of March 31, 2023, due to the material weakness in internal controls over financial reporting described below.

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

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 and expressed an adverse opinion, which is disclosed in Item 9A. of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2023.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts related to the material weakness described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

None.

Item 1A.            RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, may make a material misstatement in our financial statements, or may experience a financial loss. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the value of our business.

As a public company, we are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Even when such controls are implemented, management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors or loss. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company or perpetrated against us will be prevented or have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions, new fraudulent schemes, or the deterioration of compliance with policies or procedures. Because of inherent limitations in a cost-effective control system, financial loss or misstatements due to error or fraud may occur and/or may not be detected.

The accuracy of our financial reporting and safeguarding of our assets depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect financial loss or misstatements. Failure to maintain effective internal control over financial reporting, or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis or prevent or timely detect unauthorized wire transfers, which could cause investors to lose confidence in our internal controls (including with respect to financial information), require significant resources to remediate the lapse or deficiency, and expose us to legal or regulatory proceedings. In the first quarter of 2023, we identified a material weakness in internal controls over financial reporting related to the prevention and timely detection of unauthorized wire transfers. Because the material weakness resulted in the inability to prevent and timely detect misappropriation of cash assets, our management concluded that at March 31, 2023, the Company’s internal control over financial reporting was ineffective.

We continue to evaluate, design and work through the process of implementing controls and procedures under a remediation plan designed to address this material weakness, but there can be no assurance that we will be able to remediate this material weakness in a timely manner or at all. If our remediation measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements, we could experience another financial loss, or we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and stockholder litigation.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, and result in unauthorized access to our assets, including through unauthorized wire transfers. If such unauthorized transfers are not prevented or detected in a timely manner, our financial position could be adversely affected. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, we may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from any restatement and material weaknesses in our internal controls over financial reporting. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Item 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended March 31, 2023:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 1, 2023 to January 31, 2023	4	$8.34	4
February 1, 2023 to February 28, 2023	33	9.28	33
March 1, 2023 to March 31, 2023	53	$9.15	53
Total	90		90	$23,181

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 90,000 shares of our common stock during the quarter ended March 31, 2023 under the terms of this Board approved plan.

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

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                     OTHER INFORMATION

None.

Item 6.                     EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
31.1(1)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(1)	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.3(1)	Certification of Chief Accounting Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
32.3(1)	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (the cover page XBRL tags are embedded within iXBRL (Inline Extensible Business Reporting Language) document)
_________________________________________

(1)    Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	May 9, 2023	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 9, 2023	/s/ L. Shane Jones
L. Shane Jones,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 9, 2023	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)