Form 10-Q
period 2023-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2023-08-09
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

The number of shares of Common Stock, no par value, outstanding on July 21, 2023, was 19,098,289 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended June 30, 2023

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$68,970	$60,032
Accounts receivable, net of allowance for doubtful accounts of $207 and $120, respectively	12,468	14,106
Inventories	65,858	67,949
Prepaid expenses and other	8,609	7,420
Total current assets	155,905	149,507

Property, plant and equipment, net	45,373	46,162
Operating lease right-of-use assets	15,322	16,145
Investment securities - trading	740	702
Deferred income tax assets	8,807	6,859
Other assets	10,005	10,403
Total assets	$236,152	$229,778

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,938	$6,349
Accrued volume incentives and service fees	24,239	21,830
Accrued liabilities	29,132	25,591
Deferred revenue	1,430	2,255
Income taxes payable	4,061	4,117
Current portion of operating lease liabilities	4,674	4,266
Current portion of note payable	537	1,174
Total current liabilities	71,011	65,582

Liability related to unrecognized tax benefits	215	209
Long-term portion of operating lease liabilities	12,549	13,745
Deferred compensation payable	740	702
Deferred income tax liabilities	1,198	1,439
Other liabilities	1,041	1,054
Total liabilities	86,754	82,731

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,098 and 19,093 shares issued and outstanding, respectively	122,902	121,583
Retained earnings	37,917	34,635
Noncontrolling interest	4,790	4,142
Accumulated other comprehensive loss	(16,211)	(13,313)
Total shareholders’ equity	149,398	147,047
Total liabilities and shareholders’ equity	$236,152	$229,778

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Net sales	$116,548	$104,161
Cost of sales	31,924	29,471
Gross profit	84,624	74,690

Operating expenses:
Volume incentives	35,314	32,069
Selling, general and administrative	42,273	36,866
Operating income	7,037	5,755
Other loss, net	(1,087)	(442)
Income before provision for income taxes	5,950	5,313
Provision for income taxes	3,273	4,361
Net income	2,677	952
Net income attributable to noncontrolling interests	255	436
Net income attributable to common shareholders	$2,422	$516

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.13	$0.03

Diluted earnings per share attributable to common shareholders	$0.12	$0.03

Weighted average basic common shares outstanding	19,293	19,386
Weighted average diluted common shares outstanding	19,747	19,594

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Net sales	$225,182	$214,655
Cost of sales	63,616	63,931
Gross profit	161,566	150,724

Operating expenses:
Volume incentives	68,442	66,171
Selling, general and administrative	85,915	77,489
Operating income	7,209	7,064
Other income (loss), net	427	(756)
Income before provision for income taxes	7,636	6,308
Provision for income taxes	3,706	8,042
Net income (loss)	3,930	(1,734)
Net income attributable to noncontrolling interests	648	700
Net income (loss) attributable to common shareholders	$3,282	$(2,434)

Basic and diluted net income per common share:

Basic earnings (loss) per share attributable to common shareholders	$0.17	$(0.12)

Diluted earnings (loss) per share attributable to common shareholders	$0.17	$(0.12)

Weighted average basic common shares outstanding	19,073	19,479
Weighted average diluted common shares outstanding	19,460	19,479

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Net income	$2,677	$952
Foreign currency translation loss (net of tax)	(1,245)	(2,457)
Total comprehensive income (loss)	$1,432	$(1,505)

	Six Months Ended June 30,
	2023	2022
Net income (loss)	$3,930	$(1,734)
Foreign currency translation loss (net of tax)	(2,898)	(3,432)
Total comprehensive income (loss)	$1,032	$(5,166)

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	19,093	$121,583	$34,635	$4,142	$(13,313)	$147,047
Share-based compensation expense	—	1,058	—	—	—	1,058
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	42	(165)	—	—	—	(165)
Repurchase of common stock	(90)	(823)	—	—	—	(823)
Net income	—	—	860	393	—	1,253
Other comprehensive loss	—	—	—	—	(1,653)	(1,653)
Balance at March 31, 2023	19,045	$121,653	$35,495	$4,535	$(14,966)	$146,717
Share-based compensation expense	—	1,437	—	—	—	1,437
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	62	(91)	—	—	—	(91)
Repurchase of common stock	(9)	(97)	—	—	—	(97)
Net income	—	—	2,422	255	—	2,677
Other comprehensive loss	—	—	—	—	(1,245)	(1,245)
Balance at June 30, 2023	19,098	$122,902	$37,917	$4,790	$(16,211)	$149,398

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	19,724	$133,382	$35,025	$3,202	$(10,205)	$161,404
Share-based compensation expense	—	801	—	—	—	801
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	218	(795)	—	—	—	(795)
Repurchase of common stock	(451)	(7,971)	—	—	—	(7,971)
Net income (loss)	—	—	(2,950)	264	—	(2,686)
Other comprehensive loss	—	—	—	—	(975)	(975)
Balance at March 31, 2022	19,491	$125,417	$32,075	$3,466	$(11,180)	$149,778
Share-based compensation expense	—	540	—	—	—	540
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	58	(334)	—	—	—	(334)
Repurchase of common stock	(290)	(4,000)	—	—	—	(4,000)
Net income	—	—	516	436	—	952
Other comprehensive loss	—	—	—	—	(2,457)	(2,457)
Balance at June 30, 2022	19,259	$121,623	$32,591	$3,902	$(13,637)	$144,479

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,930	$(1,734)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	94	417
Depreciation and amortization	5,638	5,451
Non-cash lease expense	2,104	2,785
Share-based compensation expense	2,495	1,341
Deferred income taxes	(2,323)	5,338
Purchase of trading investment securities	—	(19)
Proceeds from sale of trading investment securities	54	69
Realized and unrealized gains (losses) on investments	(92)	170
Foreign exchange losses	(309)	803
Changes in assets and liabilities:
Accounts receivable	1,042	(2,801)
Inventories	1,626	(11,910)
Prepaid expenses and other current assets	(1,235)	(1,357)
Other assets	(87)	(33)
Accounts payable	520	(80)
Accrued volume incentives and service fees	2,882	1,045
Accrued liabilities	3,654	(4,001)
Deferred revenue	(811)	(1,718)
Lease liabilities	(2,040)	(2,503)
Income taxes payable	78	(386)
Liability related to unrecognized tax benefits	6	—
Deferred compensation payable	38	(220)
Net cash provided by (used in) operating activities	17,264	(9,343)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,747)	(3,757)
Net cash used in investing activities	(4,747)	(3,757)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(637)	(618)
Proceeds from revolving credit facility	13,503	15,645
Principal payments of revolving credit facility	(13,503)	(15,645)
Principal payments of related party borrowing	—	(300)
Payments related to tax withholding for net-share settled equity awards	(256)	(1,129)
Repurchase of common stock	(920)	(11,971)
Net cash used in financing activities	(1,813)	(14,018)
Effect of exchange rates on cash and cash equivalents	(1,766)	(2,722)
Net increase (decrease) in cash and cash equivalents	8,938	(29,840)
Cash and cash equivalents at the beginning of the period	60,032	86,184
Cash and cash equivalents at the end of the period	$68,970	$56,344
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$5,129	$4,173
Cash paid for interest	114	113

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of June 30, 2023, and for the three and six-month periods ended June 30, 2023 and 2022. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively. Net income attributable to the noncontrolling interests was $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, noncontrolling interests were $4.8 million and $4.1 million, respectively.

Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the three months ended June 30, 2023, had, or is expected to have, a material impact on our condensed consolidated financial statements.

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$20,638	$23,133
Work in progress	1,497	1,713
Finished goods	43,723	43,103
Total inventories	$65,858	$67,949

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $0.7 million at June 30, 2023, and $0.7 million at December 31, 2022, and generated gains of $45,000 and losses of $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and gains of $0.1 million and losses of $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022 the Credit Agreement was amended to extend the term to mature on July 1, 2027 and allows for additional borrowings of $25.0 million or up to three separate increases of no less than $5.0 million each, subject to the lender's due diligence. The amendment to the Credit Agreement also modified the calculation of interest. Interest under the amended Credit Agreement is the greater of BSBY Daily Floating Rate or the Index Floor, plus 1.50 percent (6.67 percent as of June 30, 2023), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At June 30, 2023 and December 31, 2022, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of June 30, 2023, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in 36 monthly payments of $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of June 30, 2023, there was $0.5 million outstanding balance under the Capital Credit Agreement, of which $0.5 million was classified as current.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2023 and 2022 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common shareholders	$2,422	$516	$3,282	$(2,434)

Basic weighted average shares outstanding	19,293	19,386	19,073	19,479

Basic earnings (loss) per share attributable to common shareholders	$0.13	$0.03	$0.17	$(0.12)

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,293	19,386	19,073	19,479
Stock-based awards	454	208	387	—
Diluted weighted-average shares outstanding	19,747	19,594	19,460	19,479

Diluted earnings (loss) per share attributable to common shareholders	$0.12	$0.03	$0.17	$(0.12)

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	735	341	735	—

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	77	25	102	341	(1)
_________________________________________

(1)     As a result of the net loss for the six months ended June 30, 2022, no potentially dilutive securities are included in the calculation of diluted loss per share because such effect would be anti-dilutive. Potentially dilutive securities for the six months ended June 30, 2022 include 341 restricted stock units.

Potentially dilutive shares excluded from diluted-per-share amounts include performance-based restricted stock units, for which certain metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the periods presented.

(6)    Capital Transactions

Dividends

The declaration of future dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the six months ended June 30, 2023 and 2022, we repurchased 99,000 and 741,000 shares of our common stock for $0.9 million and $12.0 million, respectively. At June 30, 2023, the remaining balance available for repurchases under the program was $23.1 million.

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

Stock option activity for the six-month period ended June 30, 2023, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2022	143	$12.72	$5.28
Granted	—	—	—
Forfeited or canceled	(17)	11.98	6.16
Exercised	—	—	—
Options outstanding at June 30, 2023	126	$12.81	$5.16

There was no share-based compensation expense for the three- and six-month periods ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, there was no unrecognized share-based compensation expense related to the grants described above.

At June 30, 2023, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 126,000 shares of common stock was $29,000. At December 31, 2022, the aggregate intrinsic value of outstanding and exercisable options to purchase 143,000 shares of common stock was $0.

For the six months ended June 30, 2023, no shares of common stock were issued upon the exercise of stock options.

For the six months ended June 30, 2022, we issued 29,000 shares of common stock upon the exercise of stock options at an average exercise price of $9.17. The aggregate intrinsic value of options exercised during the six months ended June 30, 2022, was $0.3 million and the Company recognized $0.1 million of tax benefits from the exercise of stock options.

As of June 30, 2023 and December 31, 2022, we did not have any unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At June 30, 2023 and December 31, 2022, there were 74,000 and 94,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the six-month period ended June 30, 2023, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2022	1,091	$10.76
Granted	507	10.57
Forfeited	(45)	2.80
Issued	(128)	10.03
Restricted Stock Units outstanding at June 30, 2023	1,425	11.01

During the six-month period ended June 30, 2023, we granted 507,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs, and share-priced and adjusted EBITDA performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $10.44 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over a three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $10.74 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date.

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

Share-based compensation expense related to time-based RSUs for the three-month periods ended June 30, 2023 and 2022, was approximately $1.1 million and $0.3 million, respectively. Share-based compensation expense related to time-based RSUs for the six-month periods ended June 30, 2023 and 2022, was approximately $1.9 million and $0.9 million, respectively. As of June 30, 2023 and December 31, 2022, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $4.2 million and $3.0 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.8 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended June 30, 2023 and 2022, was $0.3 million and $0.2 million, respectively. Share-based compensation expense related to performance-based RSUs for the six-month periods ended June 30, 2023 and 2022, was $0.6 million and $0.5 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would recognize up to $6.5 million of potential share-based compensation expense. We currently expect to recognize an additional $3.4 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 24,000 and 80,000 shares for the six-month periods ended June 30, 2023 and 2022, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Asia	$54,875	$47,382	$101,220	$93,492
Europe	21,236	17,099	42,641	38,876
North America	34,658	34,082	69,306	70,063
Latin America and Other	5,779	5,598	12,015	12,224
Total net sales	116,548	104,161	225,182	214,655

Contribution margin (1):
Asia	26,899	21,432	48,850	43,371
Europe	6,130	6,595	12,666	10,968
North America	13,902	12,300	26,763	25,019
Latin America and Other	2,379	2,294	4,845	5,195
Total contribution margin	49,310	42,621	93,124	84,553

Selling, general and administrative expenses (2)	42,273	36,866	85,915	77,489
Operating income	7,037	5,755	7,209	7,064

Other income (loss), net	(1,087)	(442)	427	(756)
Income before provision for income taxes	$5,950	$5,313	$7,636	$6,308
_________________________________________

(1)    Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)    Service fees in China totaled $5.2 million and $8.9 million for the three and six-month periods ended June 30, 2023, respectively, compared to $3.9 million and $8.8 million for the three and six-month periods ended June 30, 2022. These service fees are included in selling, general and administrative expenses.

From an individual country/region perspective, the United States, South Korea and Taiwan comprise 10 percent or more of consolidated net sales for the three and six-month periods ended June 30, 2023 and 2022, as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
United States	$32,088	$31,483	$64,074	$64,712
South Korea	13,832	14,465	25,072	28,118
Taiwan	16,041	11,933	30,216	21,683
Other	54,587	46,280	105,820	100,142
	$116,548	$104,161	$225,182	$214,655

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Asia
General health	$18,158	$12,319	$31,922	$25,305
Immune	1,312	781	1,774	2,125
Cardiovascular	14,840	13,242	29,735	26,872
Digestive	11,564	10,990	20,986	20,026
Personal care	1,442	2,083	2,783	4,626
Weight management	7,559	7,967	14,020	14,538
	54,875	47,382	101,220	93,492
Europe
General health	$8,615	$7,328	$17,789	$16,524
Immune	2,141	1,443	4,425	4,074
Cardiovascular	2,302	2,150	4,821	4,783
Digestive	6,331	4,481	12,069	10,072
Personal care	1,254	1,209	2,431	2,442
Weight management	593	488	1,106	981
	21,236	17,099	42,641	38,876
North America
General health	$15,857	$14,954	$31,390	$30,268
Immune	3,732	4,061	8,053	8,933
Cardiovascular	3,761	3,893	7,349	7,735
Digestive	8,761	9,044	17,492	17,638
Personal care	1,634	1,389	3,098	3,564
Weight management	913	741	1,924	1,925
	34,658	34,082	69,306	70,063
Latin America and Other
General health	$1,600	$1,597	$3,237	$3,415
Immune	668	755	1,412	1,516
Cardiovascular	433	455	899	812
Digestive	2,585	2,551	5,470	5,392
Personal care	341	80	692	721
Weight management	152	160	305	368
	5,779	5,598	12,015	12,224
	$116,548	$104,161	$225,182	$214,655

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Property, plant and equipment:
United States	$42,190	$42,389
Other	3,183	3,773
Total property, plant and equipment, net	$45,373	$46,162

Total assets per segment is set forth below (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Assets:
Asia	$96,686	$95,362
Europe	20,520	15,773
North America	111,627	112,319
Latin America and Other	7,319	6,324
Total assets	$236,152	$229,778

(8)    Income Taxes

For the three months ended June 30, 2023 and 2022, our provision for income taxes, as a percentage of income before income taxes was 55.0 percent and 82.1 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2023 and 2022, our provision for income taxes, as a percentage of income before income taxes was 48.5 percent and 127.5 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2023, was primarily attributed to adjustments relating to operations in foreign countries which are treated as a branch for US tax purposes as well as recording a valuation allowance against deferred tax assets which are expected to expire before utilization.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2022, was primarily attributed to recording a valuation allowance against deferred tax assets which were expected to expire before utilization.

The difference between the effective tax rate for the three and six months ended June 30, 2023 compared to June 30, 2022 is primarily caused by recording more valuation allowance in the prior period against deferred tax assets which were not expected to provide a benefit.

Our U.S. federal income tax returns for 2019 through 2021 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2017 through 2022.

As of June 30, 2023 and December 31, 2022, we have accrued $0.2 million and $0.2 million, respectively, related to unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of June 30, 2023 and December 31, 2022, accrued liabilities were $0.3 million and $0.3 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.9 million.

Other Litigation

We are a party to various other legal proceedings and disputes in the United States and foreign jurisdictions. As of June 30, 2023 and December 31, 2022, accrued liabilities were $0.5 million and $0.6 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.4 million.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of June 30, 2023 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$740	$—	$—	$740
Total assets measured at fair value on a recurring basis	$740	$—	$—	$740

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

For the six months ended June 30, 2023 and for the year ended December 31, 2022, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the six months ended June 30, 2023 and 2022, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

As a result of this matter, we incurred investigation and other professional fees of $1.0 million, which along with the initial $4.8 million loss, were recorded in Selling, General and Administrative expense for the six months ended June 30, 2023. We do not expect this incident to otherwise have a material impact on our business.

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

Eastern Europe

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. Our consultants in our Russia and Other market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, continue to operate their independent businesses, albeit at a reduced level than prior to the start of the conflict. For the six months ended June 30, 2023 and 2022, we have recorded a pretax charge of $0 and $3.1 million, respectively, primarily related to the impairment of inventory, as well as accruals for contractual obligations related to Russian operations. We expect that this will continue to impact our business for the foreseeable future. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Net sales related to Russia and Other for the three and six months ended June 30, 2023, were $14.6 million and $29.1 million, respectively, compared to $11.1 million and $25.6 million for the same periods in 2022. Operating income related to Russia and Other for the three and six months ended June 30, 2023, was $0.3 million and $0.8 million, respectively, prior to the charges noted above, compared to $1.0 million and $2.2 million for the same periods in 2022. As of June 30, 2023, Russia and Other had assets of $8.1 million, net of working capital reserves related to inventories.

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

Second Quarter Performance

In the second quarter of 2023, we experienced an increase in our consolidated net sales of 11.9 percent (or 14.4 percent in local currencies) compared to the same period in 2022. Asia net sales increased approximately 15.8 percent (or 21.7 percent in local currencies) compared to the same period in 2022. Europe net sales increased approximately 24.2 percent (or 22.9 percent in local currencies) compared to the same period in 2022. North America net sales increased approximately 1.7 percent (or 2.1 percent in local currencies) compared to the same period in 2022. Latin America and Other net sales increased approximately 3.2 percent (or 1.3 percent in local currencies) compared to the same period in 2022. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian markets, resulted in an approximate 2.5 percent, or $2.6 million, decrease of our net sales during the quarter.

Cost of sales increased $2.5 million during the three months ended June 30, 2023, compared to the same period in 2022, and as a percentage of net sales were 27.4 percent and 28.3 percent for the three months ended June 30, 2023 and 2022, respectively. The decrease in cost of sales percentage is primarily due to improvements in market mix and sales price increases, partially offset by increases related to inflation and unfavorable foreign currency exchange. Part of the decrease also relates to prior-year inventory valuation reserves taken as a result of the conflict between Russia and Ukraine.

In absolute terms, selling, general and administrative expenses increased $5.4 million during the three months ended June 30, 2023, compared to the same period in 2022, and as a percentage of net sales were 36.3 percent and 35.4 percent for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily related to compensation, marketing, and variable costs as a result of sales growth.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$116,548	100.0%	$104,161	100.0%	$12,387	11.9%
Cost of sales	31,924	27.4	29,471	28.3	2,453	8.3
Gross profit	84,624	72.6	74,690	71.7	9,934	13.3
Volume incentives	35,314	30.3	32,069	30.8	3,245	10.1
SG&A expenses	42,273	36.3	36,866	35.4	5,407	14.7
Operating income	7,037	6.0	5,755	5.5	1,282	22.3
Other loss, net	(1,087)	(0.9)	(442)	(0.4)	(645)	(145.9)
Income before income taxes	5,950	5.1	5,313	5.1	637	12.0
Provision for income taxes	3,273	2.8	4,361	4.2	(1,088)	(24.9)
Net income	$2,677	2.3%	$952	0.9%	$1,725	181.2%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the six months ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$225,182	100.0%	$214,655	100.0%	$10,527	4.9%
Cost of sales	63,616	28.3	63,931	29.8	(315)	(0.5)
Gross profit	161,566	71.7	150,724	70.2	10,842	7.2
Volume incentives	68,442	30.4	66,171	30.8	2,271	3.4
SG&A expenses	85,915	38.2	77,489	36.1	8,426	10.9
Operating income	7,209	3.2	7,064	3.3	145	2.1
Other income (loss), net	427	0.2	(756)	(0.4)	1,183	156.5
Income before income taxes	7,636	3.4	6,308	2.9	1,328	21.1
Provision for income taxes	3,706	1.6	8,042	3.7	(4,336)	(53.9)
Net income (loss)	$3,930	1.7%	$(1,734)	(0.8)%	$5,664	326.6%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$54,875	$47,382	15.8%	$(2,806)	21.7%
Europe	21,236	17,099	24.2	223	22.9
North America	34,658	34,082	1.7	(136)	2.1
Latin America and Other	5,779	5,598	3.2	110	1.3
	$116,548	$104,161	11.9%	$(2,609)	14.4%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the six months ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$101,220	$93,492	8.3%	$(6,774)	15.5%
Europe	42,641	38,876	9.7	(222)	10.3
North America	69,306	70,063	(1.1)	(314)	(0.6)
Latin America and Other	12,015	12,224	(1.7)	134	(2.8)
	$225,182	$214,655	4.9%	$(7,176)	8.2%

Consolidated net sales for the three and six months ended June 30, 2023, were $116.5 million and $225.2 million, respectively, compared to $104.2 million and $214.7 million for the same period in 2022, which represents increases of 11.9 percent and 4.9 percent, respectively. The increase was primarily related to product sales improvements across all of our operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and six months ended June 30, 2023, increased 14.4 percent and 8.2 percent, respectively, from the same periods in 2022.

Asia

Net sales related to Asia for the three and six months ended June 30, 2023, were $54.9 million and $101.2 million, respectively, compared to $47.4 million and $93.5 million for the same periods in 2022, or increases of 15.8 percent and 8.3 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2023, increased 21.7 percent and 15.5 percent, respectively, compared to the same periods in 2022.
Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased $0.6 million and $3.0 million, or 4.4 percent and 10.8 percent, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. In local currency, net sales for the three and six months ended June 30, 2023, remained flat and decreased 6.3 percent, respectively, compared to the same periods in 2022. The decrease in net sales was primarily the result of residual effects of government restrictions intended to slow the spread of COVID-19 as well as customer sensitivity due to inflationary pressures, among other factors.

In our Taiwan market, net sales increased $4.1 million and $8.5 million, or 34.4 percent and 39.4 percent, for the three and six months ended June 30, 2023, compared to the same periods in 2022. In local currencies, net sales for the three and six months ended June 30, 2023, increased 40.6 percent and 48.4 percent, compared to the same periods in 2022. We attribute the growth in net sales primarily to effective execution of fundamentals within our sales force with a strong focus on leadership development and incentives intended to stimulate sales activity.

In our Japan market, net sales increased $0.9 million and $1.5 million, or 9.0 percent and 7.5 percent, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. In local currencies, net sales for the three and six months ended June 30, 2023, increased 16.0 percent and 18.3 percent, respectively, compared to the same periods in 2022. We attribute the growth in net sales primarily to effective execution of fundamentals within our sales force with a strong focus on product resale and leadership development in our key demographic to stimulate sales activity.

In our China market, net sales increased $3.0 million and $0.2 million, or 30.5 percent and 1.0 percent, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. In local currencies, net sales for the three and six months ended June 30, 2023, increased 37.7 percent and 7.1 percent, respectively, compared to the same periods in 2022. The increase in net sales was primarily the result of the expiration of COVID-19 related government restrictions in the market, and product promotions intended to stimulate sales activity.

Europe

Net sales related to Europe for the three and six months ended June 30, 2023, were $21.2 million and $42.6 million, respectively, compared to $17.1 million and $38.9 million for the same periods in 2022, or increases of 24.2 percent and 9.7 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2023, increased 22.9 percent and 10.3 percent, respectively, compared to the same periods in 2022. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had favorable impacts on net sales of $0.2 million and unfavorable impacts on net sales of $0.2 million for the three and six months ended June 30, 2023, respectively. Net sales increased primarily as a result of customer's relative acclimation to the conflict between Russia and Ukraine, as well as product promotions intended to stimulate sales activity.

North America

Net sales related to North America for the three and six months ended June 30, 2023, were $34.7 million and $69.3 million, respectively, compared to $34.1 million and $70.1 million for the same periods in 2022, or an increase of 1.7 percent and a decrease of 1.1 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2023, increased 2.1 percent and decreased 0.6 percent, respectively, compared to the same periods in 2022.

In the United States, net sales for the three and six months ended June 30, 2023, increased $0.6 million or 1.9 percent and decreased $0.6 million or 1.0 percent, respectively, compared to the same periods in 2022. The increase for the three months ended June 30, 2023 was primarily due to product promotions intended to stimulate sales activity. The decrease in sales for the six months ended June 30, 2023 was due primarily to a reduction in the average order size attributed to customer sensitivity due to inflationary pressures, among other factors.

Latin America and Other

Net sales related to Latin America and Other markets for the three and six months ended June 30, 2023, were $5.8 million and $12.0 million, respectively, compared to $5.6 million and $12.2 million for the same periods in 2022, or an increase of 3.2 percent and a decrease of 1.7 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2023, increased 1.3 percent and decreased 2.8 percent, respectively, compared to the same periods in 2022. Fluctuations in foreign currency had favorable impacts on net sales of $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 27.4 percent and 28.3 percent for the three and six months ended June 30, 2023, compared to 28.3 percent and 29.8 percent for the same periods in 2022. The decrease in cost of sales percentage is primarily due to prior-year inventory valuation reserves taken as a result of the conflict between Russia and Ukraine, partially offset by increases related to inflation and unfavorable foreign currency exchange.

Volume Incentives

Volume incentives expense as a percent of net sales was 30.3 percent and 30.4 percent for the three and six months ended June 30, 2023, respectively, compared to 30.8 percent and 30.8 percent for the same periods in 2022. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by $5.4 million and $8.4 million, respectively, to $42.3 million and $85.9 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Selling, general and administrative expenses were 36.3 percent and 38.2 percent of net sales for the three and six months ended June 30, 2023, compared to 35.4 percent and 36.1 percent for the same periods in 2022. The increase for the three months ended June 30, 2023, was primarily related to compensation, marketing, and variable costs as a result of sales growth. In addition to compensation, marketing, and variable costs, the increase for the six months ended June 30, 2023 was also driven by a one-time pre-tax charge of $5.8 million related to a criminal scheme directed at one of our wholly owned subsidiaries and related investigation costs. See further discussion in Note 12, “Synergy Japan Loss,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

Other Income (Loss), Net

Other income (loss), net, for the three and six months ended June 30, 2023, were losses of $1.1 million and income of $0.4 million, respectively, compared to losses of $0.4 million and $0.8 million during the same periods in 2022, respectively. Other income (loss), net for the three and six months ended June 30, 2023 primarily consisted of foreign exchange losses as a result of net changes in foreign currencies primarily in Asia.

Income Taxes

For the three months ended June 30, 2023 and 2022, our provision for income taxes, as a percentage of income before income taxes was 55.0 percent and 82.1 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2023 and 2022, our provision for income taxes, as a percentage of income before income taxes was 48.5 percent and 127.5 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2023, was primarily attributed to adjustments relating to operations in foreign countries which are treated as a branch for US tax purposes as well as recording a valuation allowance against deferred tax assets which are expected to expire before utilization.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2022, was primarily attributed to recording a valuation allowance against deferred tax assets which were expected to expire before utilization.

The difference between the effective tax rate for the three and six months ended June 30, 2023 compared to June 30, 2022 is primarily caused by recording more valuation allowance in the previous period against deferred tax assets which were not expected to provide a benefit.

Our U.S. federal income tax returns for 2019 through 2021 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2017 through 2022.

As of June 30, 2023 and December 31, 2022, we have accrued $0.2 million and $0.2 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2023 and 2022, by business segment.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended June 30, 2023 and 2022, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2023, working capital was $84.9 million, compared to $83.9 million as of December 31, 2022. At June 30, 2023, we had $69.0 million in cash, of which $9.7 million was held in the U.S. and $59.3 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating activities	$17,264	$(9,343)
Investing activities	(4,747)	(3,757)
Financing activities	(1,813)	(14,018)

Operating Activities

For the six months ended June 30, 2023, operating activities provided cash of $17.3 million, compared to using cash of $9.3 million in the same period in 2022. Operating cash flows increased primarily due to improved net income, the timing of payments for accrued liabilities, reduced inventory purchases, and timing of receipts of accounts receivable.

Investing Activities

For the six months ended June 30, 2023, investing activities used $4.7 million, compared to $3.8 million for the same period in 2022, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the six months ended June 30, 2023, financing activities used $1.8 million, compared to $14.0 million in cash for the same period in 2022.

During the six months ended June 30, 2023, we used cash to repurchase 99,000 shares of our common stock under the share repurchase program for $0.9 million. At June 30, 2023, the remaining balance available for repurchases under the program was $23.1 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At June 30, 2023, there was no outstanding balance under the Credit Agreement. During the six months ended June 30, 2023 we made monthly payments of $0.1 million pursuant to the Capital Credit Agreement. As of June 30, 2023, there was $0.5 million outstanding balance under the Capital Credit Agreement, $0.5 million of which was classified as current. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the material weakness in internal controls over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting were not effective as of June 30, 2023, due to the material weakness in internal controls over financial reporting described below.

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

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 and expressed an adverse opinion, which is disclosed in Item 9A of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2023.

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

These remediation efforts are still in process and have not yet been completed. The material weakness in internal control over financial reporting is a matter that may require an extended period to correct. We will continue to evaluate, design and implement policies and procedures to address this material weakness.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts related to the material weakness described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022, or Form 10-Q for the quarter ended March 31, 2023, except as set forth below.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the purchases of our common stock during the fiscal quarter ended June 30, 2023:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
April 1, 2023 to April 30, 2023	—	$—	—
May 1, 2023 to May 31, 2023	9	10.48	9
June 1, 2023 to June 30, 2023	—	$—	—
Total	9		9	$23,084

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 9,000 shares of our common stock during the quarter ended June 30, 2023 under the terms of this Board approved plan.

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

Nature’s Sunshine Products, Inc.

Date:	August 9, 2023	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2023	/s/ L. Shane Jones
L. Shane Jones,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 9, 2023	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)