Form 10-Q
period 2023-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2023-11-07
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The number of shares of Common Stock, no par value, outstanding on October 20, 2023, was 19,075,041 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended September 30, 2023

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$76,036	$60,032
Accounts receivable, net of allowance for doubtful accounts of $154 and $120, respectively	9,491	14,106
Inventories	66,287	67,949
Prepaid expenses and other	8,409	7,420
Total current assets	160,223	149,507

Property, plant and equipment, net	46,291	46,162
Operating lease right-of-use assets	14,109	16,145
Investment securities - trading	692	702
Deferred income tax assets	9,495	6,859
Other assets	9,103	10,403
Total assets	$239,913	$229,778

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,238	$6,349
Accrued volume incentives and service fees	23,245	21,830
Accrued liabilities	32,096	25,591
Deferred revenue	1,337	2,255
Income taxes payable	4,675	4,117
Current portion of operating lease liabilities	4,505	4,266
Current portion of note payable	216	1,174
Total current liabilities	73,312	65,582

Liability related to unrecognized tax benefits	209	209
Long-term portion of operating lease liabilities	11,318	13,745
Deferred compensation payable	692	702
Deferred income tax liabilities	1,247	1,439
Other liabilities	1,124	1,054
Total liabilities	87,902	82,731

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 19,097 and 19,093 shares issued and outstanding, respectively	122,966	121,583
Retained earnings	40,749	34,635
Noncontrolling interest	5,100	4,142
Accumulated other comprehensive loss	(16,804)	(13,313)
Total shareholders’ equity	152,011	147,047
Total liabilities and shareholders’ equity	$239,913	$229,778

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Net sales	$111,202	$104,506
Cost of sales	29,964	29,632
Gross profit	81,238	74,874

Operating expenses:
Volume incentives	34,118	33,070
Selling, general and administrative	41,288	36,792
Operating income	5,832	5,012
Other loss, net	(927)	(2,281)
Income before provision for income taxes	4,905	2,731
Provision for income taxes	1,763	2,531
Net income	3,142	200
Net income attributable to noncontrolling interests	310	110
Net income attributable to common shareholders	$2,832	$90

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.15	$—

Diluted earnings per share attributable to common shareholders	$0.15	$—

Weighted average basic common shares outstanding	19,133	19,198
Weighted average diluted common shares outstanding	19,492	19,482

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share information)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Net sales	$336,384	$319,161
Cost of sales	93,580	93,563
Gross profit	242,804	225,598

Operating expenses:
Volume incentives	102,560	99,241
Selling, general and administrative	127,203	114,281
Operating income	13,041	12,076
Other loss, net	(500)	(3,037)
Income before provision for income taxes	12,541	9,039
Provision for income taxes	5,469	10,573
Net income (loss)	7,072	(1,534)
Net income attributable to noncontrolling interests	958	810
Net income (loss) attributable to common shareholders	$6,114	$(2,344)

Basic and diluted net income per common share:

Basic earnings (loss) per share attributable to common shareholders	$0.32	$(0.12)

Diluted earnings (loss) per share attributable to common shareholders	$0.31	$(0.12)

Weighted average basic common shares outstanding	19,093	19,384
Weighted average diluted common shares outstanding	19,450	19,384

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Net income	$3,142	$200
Foreign currency translation loss (net of tax)	(593)	(2,544)
Total comprehensive income (loss)	$2,549	$(2,344)

	Nine Months Ended September 30,
	2023	2022
Net income (loss)	$7,072	$(1,534)
Foreign currency translation loss (net of tax)	(3,491)	(5,976)
Total comprehensive income (loss)	$3,581	$(7,510)

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	19,093	$121,583	$34,635	$4,142	$(13,313)	$147,047
Share-based compensation expense	—	1,058	—	—	—	1,058
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	42	(165)	—	—	—	(165)
Repurchase of common stock	(90)	(823)	—	—	—	(823)
Net income	—	—	860	393	—	1,253
Other comprehensive loss	—	—	—	—	(1,653)	(1,653)
Balance at March 31, 2023	19,045	$121,653	$35,495	$4,535	$(14,966)	$146,717
Share-based compensation expense	—	1,437	—	—	—	1,437
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	62	(91)	—	—	—	(91)
Repurchase of common stock	(9)	(97)	—	—	—	(97)
Net income	—	—	2,422	255	—	2,677
Other comprehensive loss	—	—	—	—	(1,245)	(1,245)
Balance at June 30, 2023	19,098	$122,902	$37,917	$4,790	$(16,211)	$149,398
Share-based compensation expense	—	1,295	—	—	—	1,295
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	80	77	—	—	—	77
Repurchase of common stock	(81)	(1,308)	—	—	—	(1,308)
Net income	—	—	2,832	310	—	3,142
Other comprehensive loss	—	—	—	—	(593)	(593)
Balance at September 30, 2023	19,097	$122,966	$40,749	$5,100	$(16,804)	$152,011

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	19,724	$133,382	$35,025	$3,202	$(10,205)	$161,404
Share-based compensation expense	—	801	—	—	—	801
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	218	(795)	—	—	—	(795)
Repurchase of common stock	(451)	(7,971)	—	—	—	(7,971)
Net income (loss)	—	—	(2,950)	264	—	(2,686)
Other comprehensive loss	—	—	—	—	(975)	(975)
Balance at March 31, 2022	19,491	$125,417	$32,075	$3,466	$(11,180)	$149,778
Share-based compensation expense	—	540	—	—	—	540
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	58	(334)	—	—	—	(334)
Repurchase of common stock	(290)	(4,000)	—	—	—	(4,000)
Net income	—	—	516	436	—	952
Other comprehensive loss	—	—	—	—	(2,457)	(2,457)
Balance at June 30, 2022	19,259	$121,623	$32,591	$3,902	$(13,637)	$144,479
Share-based compensation expense	—	593	—	—	—	593
Repurchase of common stock	(93)	(974)	—	—	—	(974)
Net income	—	—	90	110	—	200
Other comprehensive loss	—	—	—	—	(2,544)	(2,544)
Balance at September 30, 2022	19,166	$121,242	$32,681	$4,012	$(16,181)	$141,754

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,072	$(1,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	45	1,017
Depreciation and amortization	8,763	8,112
Non-cash lease expense	3,290	3,859
Share-based compensation expense	3,790	1,934
Deferred income taxes	(2,986)	5,967
Purchase of trading investment securities	—	(26)
Proceeds from sale of trading investment securities	76	102
Realized and unrealized gains (losses) on investments	(66)	195
Foreign exchange losses	687	2,938
Changes in assets and liabilities:
Accounts receivable	3,955	(3,233)
Inventories	423	(10,809)
Prepaid expenses and other current assets	(1,091)	(116)
Other assets	733	368
Accounts payable	917	(1,626)
Accrued volume incentives and service fees	2,102	(253)
Accrued liabilities	7,416	(5,172)
Deferred revenue	(877)	(2,040)
Lease liabilities	(3,414)	(3,692)
Income taxes payable	803	1,201
Liability related to unrecognized tax benefits	—	213
Deferred compensation payable	(10)	(271)
Net cash provided by (used in) operating activities	31,628	(2,866)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,230)	(4,730)
Net cash used in investing activities	(9,230)	(4,730)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(958)	(931)
Proceeds from revolving credit facility	13,503	31,538
Principal payments of revolving credit facility	(13,503)	(31,538)
Principal payments of related party borrowing	—	(300)
Payments related to tax withholding for net-share settled equity awards	(179)	(1,129)
Repurchase of common stock	(2,228)	(12,945)
Net cash used in financing activities	(3,365)	(15,305)
Effect of exchange rates on cash and cash equivalents	(3,029)	(6,299)
Net increase (decrease) in cash and cash equivalents	16,004	(29,200)
Cash and cash equivalents at the beginning of the period	60,032	86,184
Cash and cash equivalents at the end of the period	$76,036	$56,984
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$7,460	$3,386
Cash paid for interest	124	195

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of September 30, 2023, and for the three and nine-month periods ended September 30, 2023 and 2022. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, in these financial statements and accompanying notes. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. Net income attributable to the noncontrolling interests was $0.1 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, noncontrolling interests were $5.1 million and $4.1 million, respectively.

Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the three months ended September 30, 2023, had, or is expected to have, a material impact on our condensed consolidated financial statements.

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$18,650	$23,133
Work in progress	1,465	1,713
Finished goods	46,172	43,103
Total inventories	$66,287	$67,949

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $0.7 million at September 30, 2023, and $0.7 million at December 31, 2022, and generated losses of $26,000 and $25,000 for the three months ended September 30, 2023 and 2022, respectively, and gains of $0.1 million and losses of $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022 the Credit Agreement was amended to extend the term to mature on July 1, 2027 and allows for additional borrowings of $25.0 million or up to three separate increases of no less than $5.0 million each, subject to the lender's due diligence. The amendment to the Credit Agreement also modified the calculation of interest. Interest under the amended Credit Agreement is the greater of BSBY Daily Floating Rate or the Index Floor, plus 1.50 percent (6.89 percent as of September 30, 2023), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At September 30, 2023 and December 31, 2022, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of September 30, 2023, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in 36 monthly payments of $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of September 30, 2023, there was $0.2 million outstanding balance under the Capital Credit Agreement, of which $0.2 million was classified as current.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2023 and 2022 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to common shareholders	$2,832	$90	$6,114	$(2,344)

Basic weighted average shares outstanding	19,133	19,198	19,093	19,384

Basic earnings (loss) per share attributable to common shareholders	$0.15	$—	$0.32	$(0.12)

Diluted shares outstanding:
Basic weighted-average shares outstanding	19,133	19,198	19,093	19,384
Stock-based awards	359	284	357	—
Diluted weighted-average shares outstanding	19,492	19,482	19,450	19,384

Diluted earnings (loss) per share attributable to common shareholders	$0.15	$—	$0.31	$(0.12)

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	735	576	735	—

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	25	25	50	576	(1)
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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the nine months ended September 30, 2023 and 2022, we repurchased 180,000 and 834,000 shares of our common stock for $2.2 million and $12.9 million, respectively. At September 30, 2023, the remaining balance available for repurchases under the program was $21.8 million.

Share-Based Compensation

During the year ended December 31, 2012, our shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan ("2012 Incentive Plan"). The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award, as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500,000 shares of our common stock were originally authorized for the granting of awards under the 2012 Incentive Plan. In 2015, our shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of common stock reserved for issuance by 1,500,000 shares. On May 5, 2021, our shareholders approved the Amended and Restated 2012 Stock Incentive Plan, which among other amendments, increased the number of shares of common stock reserved for issuance by 2,000,000 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the Amended and Restated 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for the nine-month period ended September 30, 2023, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2022	143	$12.72	$5.28
Granted	—	—	—
Forfeited or canceled	(41)	14.59	7.02
Exercised	(27)	13.88	6.53
Options outstanding at September 30, 2023	75	$11.25	$3.85

There was no share-based compensation expense for the three- and nine-month periods ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, there was no unrecognized share-based compensation expense related to the grants described above.

At September 30, 2023, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 75,000 shares of common stock was $399,000. At December 31, 2022, the aggregate intrinsic value of outstanding and exercisable options to purchase 143,000 shares of common stock was $0.

For the nine months ended September 30, 2023 and 2022, we issued 27,000 and 29,000 shares of common stock upon the exercise of stock options at an average exercise price of $13.88 and $9.17 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022, was $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized $0.1 million and $0.1 million of tax benefits from the exercise of stock options, respectively.

As of September 30, 2023 and December 31, 2022, we did not have any unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At September 30, 2023 and December 31, 2022, there were 90,000 and 94,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the nine-month period ended September 30, 2023, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2022	1,091	$10.76
Granted	533	10.71
Forfeited	(45)	2.80
Issued	(204)	10.32
Restricted Stock Units outstanding at September 30, 2023	1,375	11.07

During the nine-month period ended September 30, 2023, we granted 533,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs, and share-priced and adjusted EBITDA performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $10.55 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over a three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $10.74 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date.

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

Share-based compensation expense related to time-based RSUs for the three-month periods ended September 30, 2023 and 2022, was approximately $1.0 million and $0.3 million, respectively. Share-based compensation expense related to time-based RSUs for the nine-month periods ended September 30, 2023 and 2022, was approximately $2.9 million and $1.2 million, respectively. As of September 30, 2023 and December 31, 2022, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $3.5 million and $3.0 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.8 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended September 30, 2023 and 2022, was $0.3 million and $0.2 million, respectively. Share-based compensation expense related to performance-based RSUs for the nine-month periods ended September 30, 2023 and 2022, was $0.9 million and $0.7 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would recognize up to $6.1 million of potential share-based compensation expense. We currently expect to recognize an additional $3.1 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 48,000 and 80,000 shares for the nine-month periods ended September 30, 2023 and 2022, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Asia	$52,218	$47,878	$153,438	$141,370
Europe	18,769	19,328	61,410	58,204
North America	34,792	31,504	104,098	101,567
Latin America and Other	5,423	5,796	17,438	18,020
Total net sales	111,202	104,506	336,384	319,161

Contribution margin (1):
Asia	24,861	21,268	73,711	64,639
Europe	5,993	7,189	18,659	18,157
North America	14,222	10,839	40,985	35,858
Latin America and Other	2,044	2,508	6,889	7,703
Total contribution margin	47,120	41,804	140,244	126,357

Selling, general and administrative expenses (2)	41,288	36,792	127,203	114,281
Operating income	5,832	5,012	13,041	12,076

Other income (loss), net	(927)	(2,281)	(500)	(3,037)
Income before provision for income taxes	$4,905	$2,731	$12,541	$9,039
_________________________________________

(1)    Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)    Service fees in China totaled $4.0 million and $12.9 million for the three and nine-month periods ended September 30, 2023, respectively, compared to $2.5 million and $11.3 million for the three and nine-month periods ended September 30, 2022. These service fees are included in selling, general and administrative expenses.

From an individual country/region perspective, the United States, South Korea and Taiwan comprise 10 percent or more of consolidated net sales for the three and nine-month periods ended September 30, 2023 and 2022, as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
United States	$32,240	$29,077	$96,314	$93,789
South Korea	13,921	14,967	38,993	43,085
Taiwan	15,598	13,465	45,814	35,148
Other	49,443	46,997	155,263	147,139
	$111,202	$104,506	$336,384	$319,161

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Asia
General health	$16,937	$14,705	$48,859	$40,010
Immune	1,964	654	3,738	2,779
Cardiovascular	14,963	14,626	44,698	41,498
Digestive	9,186	8,599	30,172	28,625
Personal care	1,376	2,758	4,159	7,384
Weight management	7,792	6,536	21,812	21,074
	52,218	47,878	153,438	141,370
Europe
General health	$8,034	$8,638	$25,823	$25,162
Immune	1,563	1,899	5,988	5,973
Cardiovascular	2,264	2,385	7,085	7,168
Digestive	5,087	4,849	17,156	14,921
Personal care	1,348	1,087	3,779	3,529
Weight management	473	470	1,579	1,451
	18,769	19,328	61,410	58,204
North America
General health	$16,334	$14,241	$47,725	$44,509
Immune	3,641	3,546	11,693	12,479
Cardiovascular	3,634	3,427	10,983	11,162
Digestive	8,577	8,096	26,069	25,734
Personal care	1,720	1,397	4,818	4,961
Weight management	886	797	2,810	2,722
	34,792	31,504	104,098	101,567
Latin America and Other
General health	$1,480	$1,597	$4,717	$5,012
Immune	611	709	2,023	2,225
Cardiovascular	392	438	1,291	1,250
Digestive	2,560	2,569	8,030	7,961
Personal care	284	329	976	1,050
Weight management	96	154	401	522
	5,423	5,796	17,438	18,020
	$111,202	$104,506	$336,384	$319,161

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Property, plant and equipment:
United States	$41,941	$42,389
Other	4,350	3,773
Total property, plant and equipment, net	$46,291	$46,162

Total assets per segment is set forth below (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Assets:
Asia	$100,458	$95,362
Europe	21,829	15,773
North America	110,480	112,319
Latin America and Other	7,146	6,324
Total assets	$239,913	$229,778

(8)    Income Taxes

For the three months ended September 30, 2023 and 2022, our provision for income taxes, as a percentage of income before income taxes was 35.9 percent and 92.7 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2023 and 2022, our provision for income taxes, as a percentage of income before income taxes was 43.6 percent and 117.0 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2023, was primarily attributed to adjustments relating to operations in foreign countries which are treated as a branch for US tax purposes as well as recording a valuation allowance against deferred tax assets which are expected to expire before utilization.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2022, was primarily attributed to recording a valuation allowance against deferred tax assets which were expected to expire before utilization.

The difference between the effective tax rate for the three and nine months ended September 30, 2023 compared to September 30, 2022 is primarily caused by recording more valuation allowance in the prior period against deferred tax assets which were not expected to provide a benefit.

Our U.S. federal income tax returns for 2019 through 2021 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2017 through 2022.

As of September 30, 2023 and December 31, 2022, we have accrued $0.2 million and $0.2 million, respectively, related to unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of September 30, 2023 and December 31, 2022, accrued liabilities were $0.3 million and $0.3 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.9 million.

Other Litigation

We are a party to various other legal proceedings and disputes in the United States and foreign jurisdictions. As of September 30, 2023 and December 31, 2022, accrued liabilities were $0.5 million and $0.6 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.3 million.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of September 30, 2023 (dollar amounts in thousands):

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

For the nine months ended September 30, 2023 and for the year ended December 31, 2022, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the nine months ended September 30, 2023 and 2022, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

As a result of this matter, we incurred investigation and other professional fees of $1.0 million, which along with the initial $4.8 million loss, were recorded in Selling, General and Administrative expense for the nine months ended September 30, 2023. We do not expect this incident to otherwise have a material impact on our business.

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

Eastern Europe

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. Our consultants in our Russia and Other market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, continue to operate their independent businesses, albeit at a reduced level than prior to the start of the conflict. For the nine months ended September 30, 2023 and 2022, we have recorded a pretax charge of $0 and $2.3 million, respectively, primarily related to the impairment of inventory, as well as accruals for contractual obligations related to Russian operations. We expect that this will continue to impact our business for the foreseeable future. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Net sales related to Eastern Europe for the three and nine months ended September 30, 2023, were $12.1 million and $41.3 million, respectively, compared to $13.3 million and $38.9 million for the same periods in 2022. Operating income related to Eastern Europe for the three and nine months ended September 30, 2023, was $0.8 million and $1.6 million, respectively, prior to the charges noted above, compared to $1.0 million and $3.2 million for the same periods in 2022. As of September 30, 2023, Eastern Europe had assets of $8.7 million.

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

Third Quarter Performance

In the third quarter of 2023, we experienced an increase in our consolidated net sales of 6.4 percent (or 7.1 percent in local currencies) compared to the same period in 2022. Asia net sales increased approximately 9.1 percent (or 12.4 percent in local currencies) compared to the same period in 2022. Europe net sales decreased approximately 2.9 percent (or 6.5 percent in local currencies) compared to the same period in 2022. North America net sales increased approximately 10.4 percent (or 10.7 percent in local currencies) compared to the same period in 2022. Latin America and Other net sales decreased approximately 6.4 percent (or 10.5 percent in local currencies) compared to the same period in 2022. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian markets, resulted in an approximate 0.7 percent, or $0.7 million, decrease of our net sales during the quarter.

Cost of sales increased $0.3 million during the three months ended September 30, 2023, compared to the same period in 2022, and as a percentage of net sales were 26.9 percent and 28.4 percent for the three months ended September 30, 2023 and 2022, respectively. The decrease in cost of sales percentage is primarily due to improvements in market mix, sales price increases, and contribution margin improvement initiatives, partially offset by increases related to inflation and unfavorable foreign currency exchange. Part of the decrease also relates to prior-year inventory valuation reserves taken as a result of the conflict between Russia and Ukraine.

In absolute terms, selling, general and administrative expenses increased $4.5 million during the three months ended September 30, 2023, compared to the same period in 2022, and as a percentage of net sales were 37.1 percent and 35.2 percent for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily related to compensation, marketing, and variable costs as a result of sales growth.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended September 30, 2023 and 2022 (dollar amounts in thousands):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$111,202	100.0%	$104,506	100.0%	$6,696	6.4%
Cost of sales	29,964	26.9	29,632	28.4	332	1.1
Gross profit	81,238	73.1	74,874	71.6	6,364	8.5
Volume incentives	34,118	30.7	33,070	31.6	1,048	3.2
SG&A expenses	41,288	37.1	36,792	35.2	4,496	12.2
Operating income	5,832	5.2	5,012	4.8	820	16.4
Other loss, net	(927)	(0.8)	(2,281)	(2.2)	1,354	59.4
Income before income taxes	4,905	4.4	2,731	2.6	2,174	79.6
Provision for income taxes	1,763	1.6	2,531	2.4	(768)	(30.3)
Net income	$3,142	2.8%	$200	0.2%	$2,942	1,471.0%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the nine months ended September 30, 2023 and 2022 (dollar amounts in thousands):

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$336,384	100.0%	$319,161	100.0%	$17,223	5.4%
Cost of sales	93,580	27.8	93,563	29.3	17	—
Gross profit	242,804	72.2	225,598	70.7	17,206	7.6
Volume incentives	102,560	30.5	99,241	31.1	3,319	3.3
SG&A expenses	127,203	37.8	114,281	35.8	12,922	11.3
Operating income	13,041	3.9	12,076	3.8	965	8.0
Other income (loss), net	(500)	(0.1)	(3,037)	(1.0)	2,537	83.5
Income before income taxes	12,541	3.7	9,039	2.8	3,502	38.7
Provision for income taxes	5,469	1.6	10,573	3.3	(5,104)	(48.3)
Net income (loss)	$7,072	2.1%	$(1,534)	(0.5)%	$8,606	561.0%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended September 30, 2023 and 2022 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$52,218	$47,878	9.1%	$(1,578)	12.4%
Europe	18,769	19,328	(2.9)	692	(6.5)
North America	34,792	31,504	10.4	(71)	10.7
Latin America and Other	5,423	5,796	(6.4)	237	(10.5)
	$111,202	$104,506	6.4%	$(720)	7.1%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the nine months ended September 30, 2023 and 2022 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$153,438	$141,370	8.5%	$(8,352)	14.4%
Europe	61,410	58,204	5.5	470	4.7
North America	104,098	101,567	2.5	(385)	2.9
Latin America and Other	17,438	18,020	(3.2)	371	(5.3)
	$336,384	$319,161	5.4%	$(7,896)	7.9%

Consolidated net sales for the three and nine months ended September 30, 2023, were $111.2 million and $336.4 million, respectively, compared to $104.5 million and $319.2 million for the same period in 2022, which represents increases of 6.4 percent and 5.4 percent, respectively. The increase was primarily related to product sales improvements in our Asia and North America operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and nine months ended September 30, 2023, increased 7.1 percent and 7.9 percent, respectively, from the same periods in 2022.

Asia

Net sales related to Asia for the three and nine months ended September 30, 2023, were $52.2 million and $153.4 million, respectively, compared to $47.9 million and $141.4 million for the same periods in 2022, or increases of 9.1 percent and 8.5 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2023, increased 12.4 percent and 14.4 percent, respectively, compared to the same periods in 2022.
Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased $1.0 million and $4.1 million, or 7.0 percent and 9.5 percent, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. In local currency, net sales for the three and nine months ended September 30, 2023, decreased 8.2 percent and 6.9 percent, respectively, compared to the same periods in 2022. The decrease in net sales was primarily the result of customer sensitivity due to inflationary pressures, among other factors.

In our Taiwan market, net sales increased $2.1 million and $10.7 million, or 15.8 percent and 30.3 percent, for the three and nine months ended September 30, 2023, compared to the same periods in 2022. In local currencies, net sales for the three and nine months ended September 30, 2023, increased 21.0 percent and 37.9 percent, compared to the same periods in 2022. We attribute the growth in net sales primarily to effective execution of fundamentals within our sales force with a strong focus on leadership development and incentives intended to stimulate sales activity.

In our Japan market, net sales increased $0.3 million and $1.8 million, or increased 3.1 percent and 6.0 percent, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. In local currencies, net sales for the three and nine months ended September 30, 2023, increased 8.1 percent and 14.9 percent, respectively, compared to the same periods in 2022. We attribute the growth in net sales primarily to effective execution of fundamentals within our sales force with a strong focus on product resale and leadership development in our key demographic to stimulate sales activity.

In our China market, net sales increased $2.5 million and $2.8 million, or increased 30.7 percent and 9.1 percent, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. In local currencies, net sales for the three and nine months ended September 30, 2023, increased 37.7 percent and 15.5 percent, respectively, compared to the same periods in 2022. The increase in net sales was primarily the result of the expiration of COVID-19 related government restrictions in the market, and product promotions intended to stimulate sales activity.

Europe

Net sales related to Europe for the three and nine months ended September 30, 2023, were $18.8 million and $61.4 million, respectively, compared to $19.3 million and $58.2 million for the same periods in 2022, or a decrease of 2.9 percent and an increase of 5.5 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2023, decreased 6.5 percent and increased 4.7 percent, respectively, compared to the same periods in 2022. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had favorable impacts on net sales of $0.7 million and $0.5 million for the three and nine months ended September 30, 2023, respectively. The decrease in sales for the three months ended September 30, 2023 was due primarily to a reduction in the average order size attributed to customer sensitivity due to inflationary pressures, among other factors. The increase for the nine months ended September 30, 2023 was primarily the result of customers' relative acclimation to the conflict between Russia and Ukraine, as well as product promotions intended to stimulate sales activity.

North America

Net sales related to North America for the three and nine months ended September 30, 2023, were $34.8 million and $104.1 million, respectively, compared to $31.5 million and $101.6 million for the same periods in 2022, or an increase of 10.4 percent and an increase of 2.5 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2023, increased 10.7 percent and 2.9 percent, respectively, compared to the same periods in 2022.

In the United States, net sales for the three and nine months ended September 30, 2023, increased $3.2 million and $2.5 million, or 10.9 percent and 2.7 percent, respectively, compared to the same periods in 2022. The increase was primarily due to recruiting and product promotions intended to stimulate sales activity.

Latin America and Other

Net sales related to Latin America and Other markets for the three and nine months ended September 30, 2023, were $5.4 million and $17.4 million, respectively, compared to $5.8 million and $18.0 million for the same periods in 2022, or decreases of 6.4 percent and 3.2 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2023, decreased 10.5 percent and decreased 5.3 percent, respectively, compared to the same periods in 2022. Fluctuations in foreign currency had favorable impacts on net sales of $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 26.9 percent and 27.8 percent for the three and nine months ended September 30, 2023, compared to 28.4 percent and 29.3 percent for the same periods in 2022. The decrease in cost of sales percentage is primarily due to improvements in market mix, sales price increases, and contribution margin improvement initiatives, partially offset by increases related to inflation and unfavorable foreign currency exchange. Part of the decrease also relates to prior-year inventory valuation reserves taken as a result of the conflict between Russia and Ukraine..

Volume Incentives

Volume incentives expense as a percent of net sales was 30.7 percent and 30.5 percent for the three and nine months ended September 30, 2023, respectively, compared to 31.6 percent and 31.1 percent for the same periods in 2022. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses increased by $4.5 million and $12.9 million, respectively, to $41.3 million and $127.2 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Selling, general and administrative expenses were 37.1 percent and 37.8 percent of net sales for the three and nine months ended September 30, 2023, compared to 35.2 percent and 35.8 percent for the same periods in 2022. The increase for the three months ended September 30, 2023, was primarily related to increased service fees in China, compensation, variable costs related to sales growth, and investments to drive digital growth and strategic initiatives. In addition to service fees, compensation, and variable costs, the increase for the nine months ended September 30, 2023 was also driven by a one-time pre-tax charge of $5.8 million related to a criminal scheme directed at one of our wholly owned subsidiaries and related investigation costs. See further discussion in Note 12, “Synergy Japan Loss,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

Other Loss, Net

Other loss, net, for the three and nine months ended September 30, 2023, were losses of $0.9 million and $0.5 million, respectively, compared to losses of $2.3 million and $3.0 million during the same periods in 2022, respectively. Other loss, net for the three and nine months ended September 30, 2023 primarily consisted of foreign exchange losses as a result of net changes in foreign currencies primarily in Asia.

Income Taxes

For the three months ended September 30, 2023 and 2022, our provision for income taxes, as a percentage of income before income taxes was 35.9 percent and 92.7 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2023 and 2022, our provision for income taxes, as a percentage of income before income taxes was 43.6 percent and 117.0 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2023, was primarily attributed to adjustments relating to operations in foreign countries which are treated as a branch for US tax purposes as well as recording a valuation allowance against deferred tax assets which are expected to expire before utilization.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2022, was primarily attributed to recording a valuation allowance against deferred tax assets which were expected to expire before utilization.

The difference between the effective tax rate for the three and nine months ended September 30, 2023 compared to September 30, 2022 is primarily caused by recording more valuation allowance in the previous period against deferred tax assets which were not expected to provide a benefit.

Our U.S. federal income tax returns for 2019 through 2021 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2017 through 2022.

As of September 30, 2023 and December 31, 2022, we have accrued $0.2 million and $0.2 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2023 and 2022, by business segment.

Distribution and Marketing

We market our products primarily through our network of independent consultants, who market our products to customers through direct selling techniques. We seek to motivate and provide incentives to our independent consultants by offering high quality products and providing independent consultants with product support, training seminars, sales conventions, travel programs and financial incentives.

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Georgia, Ohio, and Texas. Many of our international operations maintain warehouse facilities and inventory to supply their independent consultants. However, in foreign markets where we do not maintain warehouse facilities, we have contracted with third-parties to distribute our products and provide support services to our force of independent consultants.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended September 30, 2023 and 2022, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2023, working capital was $86.9 million, compared to $83.9 million as of December 31, 2022. At September 30, 2023, we had $76.0 million in cash, of which $9.3 million was held in the U.S. and $66.7 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating activities	$31,628	$(2,866)
Investing activities	(9,230)	(4,730)
Financing activities	(3,365)	(15,305)

Operating Activities

For the nine months ended September 30, 2023, operating activities provided cash of $31.6 million, compared to using cash of $2.9 million in the same period in 2022. Operating cash flows increased primarily due to improved net income, the timing of payments for accrued liabilities, reduced inventory purchases, and timing of receipts of accounts receivable.

Investing Activities

For the nine months ended September 30, 2023, investing activities used $9.2 million, compared to $4.7 million for the same period in 2022, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the nine months ended September 30, 2023, financing activities used $3.4 million, compared to $15.3 million in cash for the same period in 2022.

During the nine months ended September 30, 2023, we used cash to repurchase 180,000 shares of our common stock under the share repurchase program for $2.2 million. At September 30, 2023, the remaining balance available for repurchases under the program was $21.8 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At September 30, 2023, there was no outstanding balance under the Credit Agreement. During the nine months ended September 30, 2023 we made monthly payments of $0.1 million pursuant to the Capital Credit Agreement. As of September 30, 2023, there was $0.2 million outstanding balance under the Capital Credit Agreement, $0.2 million of which was classified as current. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weakness in internal controls over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting were not effective as of September 30, 2023, due to the material weakness in internal controls over financial reporting described below.

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

These remediation efforts are still in process and significant work has been completed. We continue to test and evaluate the effectiveness of our treasury control and reporting environment.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts related to the material weakness described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the purchases of our common stock during the fiscal quarter ended September 30, 2023:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
July 1, 2023 to July 31, 2023	—	$—	—
August 1, 2023 to August 31, 2023	—	—	—
September 1, 2023 to September 30, 2023	81	$16.10	81
Total	81		81	$21,776

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 81,000 shares of our common stock during the quarter ended September 30, 2023 under the terms of this Board approved plan.

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

Nature’s Sunshine Products, Inc.

Date:	November 7, 2023	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2023	/s/ L. Shane Jones
L. Shane Jones,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 7, 2023	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)